Form 10-K
period 1993-12-31
K N ENERGY INC
filed 1994-03-23
CIK 54502

=============================================================================


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1993
                          ________________________
                                    OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               _________________    ________________
Commission File Number       1-6446
                       _______________________________________________

                               K N ENERGY, INC.
_____________________________________________________________________________
          (Exact name of registrant as specified in its charter)

              Kansas                                      48-0290000
_____________________________________________________________________________
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)
       370 Van Gordon Street
  P.O. Box 281304, Lakewood, Colorado                     80228-8304
_____________________________________________________________________________
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (303) 989-1740
                                                   __________________________
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
       Title of each class                       which registered
     _______________________                 ________________________
     Common stock, par value
          $5 per share                         New York Stock Exchange
_____________________________________________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                 Preferred stock, Class A $5 cumulative series
_____________________________________________________________________________
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ________    _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                     $359,218,093 as of March 15, 1994
_____________________________________________________________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 25,000,000 shares; outstanding
_____________________________________________________________________________
15,276,897 shares as of March 15, 1994.
_________________________________________________________
List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
1993 Proxy Statement...............................................Part III
_____________________________________________________________________________

                      K N ENERGY, INC. AND SUBSIDIARIES

              Documents Incorporated by Reference and Index


                                                                                             Page Number
                                                                                     ------------------------

                                                                                     1994 Proxy      Included
                                                                                     Statement        Herein
                                                                                     __________      ________
                    PART I
                    ______
ITEM 1:BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             5-16
ITEM 2:PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            17-18
ITEM 3:LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .                            18-20
ITEM 4:SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        No matters were submitted to a vote of security holders
        during the last quarter of 1993.
EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . . . . . . . . .                            20-21

                    PART II
                    _______
ITEM 5:MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . .                              22
ITEM 6:SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . .                              23
ITEM 7:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .                            24-30
ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Report of Independent Public Accountants. . . . . . . . . . . . . .                              31
        Consolidated Statements of Income for the Three Years
          Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . .                              32
        Consolidated Balance Sheets as of December 31, 1993
          and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              33
        Consolidated Statements of Common Stockholders' Equity for
          the Years Ended December 31, 1993, 1992 and 1991. . . . . . . . .                              34
        Consolidated Statements of Cash Flows for the Three Years
          Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . .                              35
        Notes to Consolidated Financial Statements. . . . . . . . . . . . .                            36-53
        Selected Quarterly Financial Data (Unaudited) . . . . . . . . . . .                              54
ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE
          There were no such matters during 1993.

                   PART III
                   ________
ITEM 10:DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . .              2-3*            55
ITEM 11:EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . .    4-5*,8-10*, 12* and 13*
ITEM 12:SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . .       2-3*, 11*, 18-19*
ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . .               4*           55-56

                    PART IV
                    _______
ITEM 14:EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
       (a)1.Financial Statements
            Reference is made to the listing of financial state-
            ments and supplementary data under Item 8 in Part II
            of this index.
         2.Financial Statement Schedules
            Schedule V - Property, Plant and Equipment for the
             Three Years Ended December 31, 1993. . . . . . . . . . . . . .                              60
            Schedule VI - Accumulated Depreciation, Depletion
             and Amortization for the Three Years Ended
             December 31, 1993. . . . . . . . . . . . . . . . . . . . . . .                              61
            Schedule IX - Short-Term Borrowings for the Three
             Years Ended December 31, 1993. . . . . . . . . . . . . . . . .                              62
            Schedule X - Supplementary Income Statement Informa-
             tion for the Three Years Ended December 31, 1993 . . . . . . .                              63

                                                                                             Page Number
                                                                                     -------------------------

                                                                                     1994 Proxy       Included
                                                                                     Statement         Herein
                                                                                     __________       ________
              PART IV (Continued)
              ___________________

         3.Exhibits
            List of Executive Compensation Plans and Arrangements . . . . .                            57-58
            Exhibit 3(a) - Restated Articles of Incorporation
             (Exhibit 3(a), Annual Report on Form 10-K for the
             year ended December 31, 1988)*
            Exhibit 3(b) - By-laws of the Company, as amended
             (Exhibit 4.2, File No. 33-42698)*
            Exhibit 3(c) - Certificate of the Voting Powers,
             Designation, Preferences and Relative, Participa-
             ting, Optional or Other Special Rights, and Quali-
             fications, Limitations or Restrictions Thereof,
             of the Class A $8.50 Cumulative Preferred Stock,
             Without Par Value (Exhibit 4.3, File No.
             33-26314)*
            Exhibit 3(d) - Certificate of the Voting Powers,
             Designation, Preferences and Relative, Participa-
             ting, Optional or Other Special Rights, and Quali-
             fications, Limitations or Restrictions Thereof,
             of the Class B $8.30 Cumulative Preferred Stock,
             Without Par Value (Exhibit 4.4, File No.
             33-26314)*
            Exhibit 4(a) - Indenture dated as of September 1,
             1988, between K N Energy, Inc. and Continental
             Illinois National Bank and Trust Company of Chi-
             cago (Exhibit 1.2, Current Report on Form 8-K
             Dated October 5, 1988)*
            Exhibit 4(b) - First supplemental indenture dated
             as of January 15, 1992, between K N Energy, Inc.
             and Continental Illinois National Bank and Trust
             Company of Chicago (Exhibit 4.2, File No. 33-45091)*
            Exhibit 4(c) - Second supplemental indenture dated
             as of December 15, 1992, between K N Energy, Inc.
             and Continental Bank, National Association (Exhibit
             1.2, Current Report on Form 8-K dated December 15,
             1992)*
            Exhibit 4(d) - Indenture dated as of November 20, 1993,
             between K N Energy, Inc. and Continental Illinois
             National Bank and Trust Company of Chicago (Exhibit
             4.1, File No. 33-51115)*
            Note - Copies of instruments relative to
             long-term debt in authorized amounts that do not
             exceed 10 percent of the consolidated total assets
             of the Company and its subsidiaries have not been
             furnished. The Company will furnish such instru-
             ments to the Commission upon request.
            Exhibit 10(a) - Form of Key Employee Severance
             Agreement (Exhibit 10.2, Amendment No. 1 on Form 8
             dated September 2, 1988 to the Annual Report on Form
             10-K for the year ended December 31, 1987)*
            Exhibit 10(b) - 1982 Stock Option Plan for Non-
             employee Directors of the Company with Form of
             Grant Certificate (Exhibit 10.3, Amendment No. 1
             on Form 8 dated September 2, 1988 to the Annual
             Report on Form 10-K for the year ended
             December 31, 1987)*
            Exhibit 10(c) - 1982 Incentive Stock Option Plan
             for key employees of the Company (Exhibit 10.4,
             Amendment No. 1 on Form 8 dated September 2, 1988
             to the Annual Report on Form 10-K for the year ended
             December 31, 1987)*
            Exhibit 10(d) - 1986 Incentive Stock Option Plan
             for key employees of the Company (Exhibit 10.5,
             Amendment No. 1 on Form 8 dated September 2, 1988
             to the Annual Report on Form 10-K for the year ended
             December 31, 1987)*

                                                                                             Page Number
                                                                                     -------------------------

                                                                                     1994 Proxy       Included
                                                                                     Statement         Herein
                                                                                     __________       ________
              PART IV (Continued)
              ___________________

            Exhibit 10(e) - 1988 Incentive Stock Option Plan
             for key employees of the Company (Exhibit 10.6,
             Amendment No. 1 on Form 8 dated September 2, 1988
             to the Annual Report on Form 10-K for the year ended
             December 31, 1987)*
            Exhibit 10(f) - Form of Grant Certificate for
             Employee Stock Option Plans (Exhibit 10.7, Amend-
             ment No. 1 on Form 8 dated September 2, 1988 to
             the Annual Report on Form 10-K for the year ended
             December 31, 1987)*
            Exhibit 10(g) - Directors' Deferred Compensation
             Plan Agreement (Exhibit 10.8, Amendment No. 1
             on Form 8 dated September 2, 1988 to the Annual
             Report on Form 10-K for the year ended
             December 31, 1987)*
            Exhibit 10(h) - 1987 Directors' Deferred Fee Plan
             and Form of Participation Agreement regarding the
             Plan (Exhibit 10.9, Amendment No. 1 on Form 8
             dated September 2, 1988 to the Annual Report on
             Form 10-K for the year ended December 31, 1987)*
            Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
             Directors of the Company with Form of Grant Certificate
             (Exhibit 4.1, File No. 33-46999).
            Exhibit 10(j) - K N Energy, Inc. 1993 Executive
             Incentive Plan (Exhibit 10(k) to the Annual Report on
             Form 10-K for the Year Ended December 31, 1992)*
            Exhibit 10(k) - K N Energy, Inc. 1994 Executive Incentive
             Plan**
            Exhibit 10(l) - 1994 K N Energy, Inc. Long-Term Incentive Plan
             (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
             on Schedule 14-A)
            Exhibit 12 - Ratio of Earnings to Fixed Charges . . . . . . . .                              64
            Exhibit 13 - 1993 Annual Report to Shareholders***. . . . . . .                              65
            Exhibit 22 - Subsidiaries of the Registrant . . . . . . . . . .                              66
            Exhibit 24 - Consent of Independent Public
             Accountants. . . . . . . . . . . . . . . . . . . . . . . . . .                              67

       (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .                              58

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              59

NOTE: Schedules I to XIII of this report, other than those listed above, have been omitted as not applicable, not required, or the information required is included in the financial statements or notes thereto.

       Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.


  *Incorporated herein by reference.
 **Included in SEC and NYSE copies only.
***Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.

                               PART I


ITEM 1:  BUSINESS
_________________

         As used in this report, the term "K N" means K N Energy, Inc. and the term "Company" means collectively K N Energy, Inc. and its subsidiaries, unless the context requires a different meaning. (See "Subsidiaries of the Registrant" in Exhibit 22.)

(A)      General Development of Business
         _______________________________

         K N was incorporated in Kansas on May 18, 1927. The Company's principal operations are the sale, marketing, transportation, processing and gathering of natural gas and the exploration, development and production of oil and natural gas. The Company has operated as a natural gas pipeline and utility since 1937 and has been involved in oil and gas exploration and development since 1951.

         Since 1989, K N subsidiaries have engaged in nonregulated gas marketing and gathering activities. This segment is experiencing significant growth through acquisitions, joint ventures and the transfer of substantially all of K N's existing gathering and processing facilities to this nonregulated segment as part of its restructuring. (See
"Restructuring and Reorganization" below.)

         On October 1, 1993, K N implemented its unbundling of pipeline services in response to the Federal Energy Regulatory Commission's Order No. 636 ("Order 636"). The Order is designed to stimulate competition in the interstate transportation and sale of natural gas. Of the many elements that make up Order 636, the central feature involves the unbundling of gas sales and transportation services. Unbundling means that traditional pipeline customers, such as wholesale customers, direct end-users and shippers, have new options when contracting for various pipeline services such as transportation and storage.

         In response to Order 636, K N no longer operates its interstate operations as a single entity that purchases, gathers, processes, transports, stores and sells natural gas at retail and wholesale. Instead, K N has restructured its operations and now operates its interstate transmission pipeline as a separate subsidiary business unit, K N
Interstate Gas Transmission Co. ("KNI").

         K N's local distribution operation is being operated as a separate business unit ("K N Retail") within the parent company. K N also provides retail natural gas services through two intrastate divisions, Rocky Mountain Natural Gas in Colorado and Northern Gas of Wyoming.

         Substantially all of the gathering and processing facilities that were previously part of K N's regulated transmission operation are now being operated as nonregulated facilities by K N Gas Gathering, Inc. ("KNGG"), a wholly-owned subsidiary which also operates a number of other gathering and processing facilities acquired during the past two years.

         On April 1, 1993, the Company completed the $48 million acquisition of the Wattenberg natural gas gathering and transportation system. The transmission segment of the system is a Federal Energy Regulatory
Commission ("FERC")-regulated interstate pipeline system operated by K N Wattenberg Transmission Limited Liability Company ("KNWTLLC"), a second-tier subsidiary of K N. The nonregulated gathering portion of the system is operated by K N Front Range Gathering Company ("KNFRGC"), a wholly-owned subsidiary of KNGG.

(B)      Financial Information About Industry Segments
         _____________________________________________

         The Business Segment Information in Note 13 of Notes to Consolidated Financial Statements of the 1993 Annual Report to Shareholders as shown on pages 52 and 53 provides the operating profit, identifiable assets and other information for each segment. The Consolidated Statements of Income in the 1993 Annual Report to Shareholders as shown on page 32 show sales to unaffiliated customers (operating revenues) for each segment.

(C)      Narrative Description of Business
         _________________________________

(1)      Regulated Gas Services
         ______________________

Markets and Sales
_________________

         The Company's FERC-regulated interstate pipeline systems (operated by KNI and KNWTLLC) provide transportation and storage services to K N Retail and other local natural gas distribution utilities and shippers.
K N Retail provides retail natural gas services to residential, commercial, agricultural and industrial customers in Kansas, Nebraska, Colorado and Wyoming. Approximately 151,000 retail customers are served by K N Retail. The interstate pipeline systems provide transportation and storage services for a portion of the system supply of Public Service Company of Colorado ("PSCo"), Western Resources, Inc. and the City of Colorado Springs, Colorado, as well as for other local utilities serving 92,000 gas consumers in Colorado, Kansas and Nebraska.

         As of December 31, 1993, the interstate systems provided transportation and storage services to utilities serving 293 communities, as follows:

           Served By           Colorado   Kansas  Nebraska  Wyoming
_____________________________  ________   ______  ________  _______
K N Retail (1)                    12       52        177       10
Other Utilities (2)                5       10         27       --

(1) Principal cities served by K N Retail include: Alliance, Chadron, Holdrege, McCook, Ogallala, Scottsbluff, Sidney and a portion of Kearney, Nebraska; Colby, Phillipsburg and Scott City, Kansas; Julesburg and Wray, Colorado; and Douglas and Torrington, Wyoming.

(2) Principal cities served by other local distribution utilities include: Grand Island, Hastings, Norfolk, North Platte, and Kearney, Nebraska; Hays, Kansas; and Sterling and the metropolitan areas of Colorado Springs and Denver, Colorado.

         The Company operates intrastate gas pipeline systems serving industrial customers and K N's distribution divisions in Wyoming and Colorado. The Northern Gas of Wyoming Division of K N provides retail gas service to approximately 50,000 customers in 25 communities in central, south central and northeastern Wyoming. Principal cities served at retail by the Wyoming intrastate system include Casper, Gillette, Lander, Laramie, Rawlins and Riverton, Wyoming. The Rocky Mountain Natural Gas Division of K N ("RMNG") serves approximately 31,500 retail customers in 26 communities in western Colorado. Aspen, Delta, Glenwood Springs, Montrose, Snowmass Village and Telluride are the principal cities served.

         RMNG continues to experience significant growth in the resort areas of Colorado. During 1993, the division experienced a six percent growth in the number of residential and commercial customers.

         Because of the demands of this continued growth, RMNG and an affiliate, in conjunction with PSCo, have received a favorable order from the Colorado Public Utilities Commission to build a 90-mile transmission pipeline from Rifle to Avon, Colorado. The pipeline will connect natural gas production areas near Rifle to K N's Colorado intrastate pipeline system.

         Agriculture is the dominant factor in the economies of the Company's historical service areas. The Company supplies natural gas for irrigation, crop drying, processing of agricultural products and the manufacture of agriculture-related goods.

         The following table sets forth the percentage of total natural gas sales revenues for each class of customer for each of the three years in the period ended December 31, 1993, as follows:

            Type of Customer                 1993      1992      1991
            ________________               ________  ________  ________

Residential and commercial . . . . . . .      70%       58%       53%
Agricultural and industrial. . . . . . .       8        10        18
Sales to other gas utilities (1) . . . .      22        32        29
                                             ----      ----      ----
                                             100%      100%      100%
                                             ====      ====      ====

(1) Regulated sales of natural gas to other gas utilities ended on September 30, 1993, due to the Company's implementation of Order 636.

         Natural gas sales accounted for 51.6, 69.4 and 78.0 percent of consolidated revenues for the years ended December 31, 1993, 1992 and 1991, respectively.

         The transfer of substantially all of K N's gathering and processing facilities to KNGG effective January 1, 1994, will result in a significant shift in operating revenues, expenses and operating income. The cessation of the merchant function as a FERC-regulated service will substantially reduce this segment's operating revenues and gas purchase expenses;
however, this will not impact operating income.

         Results of this business segment have historically been seasonal in nature due to fluctuating needs for natural gas for space heating and irrigation. However, Order 636 mandated the use of straight fixed-variable rate design ("SFV") for FERC-regulated services. This rate methodology will result in this business segment collecting a significant portion of its revenues from customers through demand charges collected evenly throughout the year. Accordingly, fluctuations in operating revenues resulting from seasonal variations in weather temperatures should be reduced.

Transportation
______________

         KNI, under its menu of services, provides not only firm and interruptible transportation, but also storage and no-notice services to its customers. Under no-notice service, customers are able to meet their peak day requirements without making specific nominations as required by firm and interruptible transportation services tariffs.

         Under Order 636, the local distribution companies ("LDCs") and other shippers may release their unused firm transportation capacity rights to other shippers. It is anticipated that this released capacity will, to a large extent, replace interruptible transportation on the Company's system. Interruptible transportation is charged on the basis of volumes shipped.

         The Company's Wyoming and Colorado intrastate systems have blanket certificates which allow them to transport gas to be delivered in interstate commerce, and both systems also provide intrastate transportation services.

Marketing
_________

         The Company is continuing its efforts to expand its transportation business through expanded capacity and new interconnects, as well as by adding new transportation services. While there is considerable competition for this business, the Company has certain strategic advantages to enable it to be a successful competitor. These include favorable geographic pipeline locations providing access to both major gas supply areas and potential new markets. The Company will continue developing its role as an operator of transportation hubs, facilitating market-center services.

         A K N subsidiary is a one-third joint venture partner in the TransColorado Gas Transmission Pipeline Project. This pipeline is expected to provide increased flexibility in accessing multiple natural gas basins in the Rocky Mountain region. TransColorado is in its final preconstruction stage and regulatory work is nearing completion. To focus marketing activities, the partner companies have opened a TransColorado marketing office to secure supply and transportation commitments. Construction is anticipated to begin in 1995.

Gas Supply
__________

         With the implementation of Order 636, gas purchasing is now the responsibility of each LDC. To meet this new responsibility, K N Retail formed a new Gas Supply Department. K N Retail has contracted with KNI and other pipelines for transportation and storage services required to serve
its markets.   K N Retail's gas supply requirements are being met through a combination of purchases from a wholly-owned subsidiary, K N Gas Supply Services, Inc. ("KNGSSI"), and third party suppliers.

         K N Retail's gas supply comes from five major geological areas, as follows:

         (1) Anadarko Basin, including the Hugoton, Bradshaw and Panoma fields in Kansas;

         (2)  Barton Arch area of central Kansas;

         (3) Denver-Julesburg Basin in northeast Colorado, northwest Kansas and western Nebraska;

         (4)  Wind River Basin in central Wyoming; and

         (5)  Bowdoin area in north central Montana.

         The Company's intrastate system in Wyoming purchases its gas supply principally from producers in the Wind River Basin in central Wyoming. The Company's Colorado intrastate system purchases approximately 12 percent of its system supply from a K N oil and gas subsidiary and the remainder from a number of western Colorado fields.

         Underground storage facilities are used to provide deliverabilities for peak system demand. Four underground storage facilities are located on the interstate systems, five are on the Wyoming intrastate system and one is on the Colorado intrastate system.

         In connection with Order 636, K N received FERC approval to reclassify, as of October 1, 1993, 54.9 billion cubic feet ("Bcf") of working gas to cushion gas. As part of the corporate restructuring, all cushion gas (88.1 Bcf) was transferred to KNI at that time. The remaining working gas of 11.1 Bcf at October 1, 1993, was purchased in-place by K N's former wholesale customers; K N Retail retained 4.3 Bcf of this working gas. On the interstate systems, a net injection of 2.7 Bcf in 1993 increased the total year-end gas inventory owned by all parties to 95.1 Bcf. The approximate unused working gas capacity at December 31, 1993, was
9.7 Bcf.

         On the Wyoming intrastate system, 11.3 Bcf of working gas was available in storage at year-end after a net withdrawal of 2.5 Bcf during the year. On the Colorado intrastate system, 2.3 Bcf of working gas was available in storage at year-end after a net withdrawal of 98 million cubic feet ("MMcf") during the year.

Restructuring and Reorganization
________________________________

         As authorized by FERC, K N implemented Order 636 restructured services on October 1, 1993. K N requested FERC approval, as a result of Order 636, to transfer all of its interstate transmission and storage facilities to KNI, a wholly-owned jurisdictional subsidiary of K N, and substantially all of its gathering and processing facilities to KNGG, a nonjurisdictional wholly-owned subsidiary of K N. In its May 5, 1993 order, FERC approved the transfer of K N's gathering, processing, transmission and storage facilities to KNI effective October 1, 1993. On

November 1, 1993, FERC authorized the transfer of substantially all gathering and processing facilities from KNI to KNGG.

         Through discussions with its former wholesale customers, K N was able to formulate and implement a plan which resulted in the transition to Order 636 services and which avoided the necessity of any Gas Supply Realignment ("GSR") cost recovery filings with FERC. As a part of its action on K N's restructuring proposal, on January 13, 1994, FERC approved the offer of settlement which implemented K N's GSR crediting mechanism.

Regulation
__________

         KNI's and KNWTLLC's facilities for the transportation of natural gas in interstate commerce, and in the case of KNI, for storage services in interstate commerce, are subject to regulation by FERC. In addition, KNI is subject to the requirements of FERC Order Nos. 497, et al., the Marketing Affiliate Rules, which govern the provision of information by an interstate pipeline to its marketing affiliates. The subsidiaries of K N currently identified as marketing affiliates are K N Gas Marketing, Inc. and KNGSSI.

         The Company's distribution facilities and retail sales in Kansas, Colorado and Wyoming are under the regulatory authority of each state's utility commission. The Wyoming and Colorado commissions also may review the Company's issuance of securities. In Nebraska, retail gas sales rates for residential and commercial customers are regulated by each municipality served since there is no state utility commission.

         In the incorporated communities in which K N sells natural gas at retail, K N operates under franchises granted by the applicable municipal authorities. K N is seeking to renew its franchises in: Casper and Laramie, Wyoming; Eagle and Wellington, Colorado; and Atkinson and Gothenburg, Nebraska. Sales are currently being made during the renewal process. In Colorado, these franchises must also be approved by the state regulatory commission. The duration of franchises varies with applicable law. In unincorporated areas, K N's direct sales of natural gas are not subject to franchise, but, in all states except Nebraska, are "certificated" by the state regulatory commissions.

Regulatory Matters
__________________

         See Note 3 of Notes to Consolidated Financial Statements of the 1993 Annual Report to Shareholders as shown on pages 39 and 40.

         In March 1994, RMNG filed an application for a "make whole" rate change with the Colorado Public Utilities Commission ("CPUC") proposing to increase annual revenues $2.5 million effective April 2, 1994. This matter is currently pending before the CPUC.

         In February and March 1994, K N filed suits for injunctive relief against 20 municipalities in Nebraska, seeking the Court to enjoin the effectiveness of ordinances which attempt to make certain gas utility rates retroactive for the period of October 1, 1990, through May 1, 1993. These lawsuits are currently pending in the District Court of Lancaster County, Nebraska.

Purchased Gas Adjustment Clauses
________________________________

         K N Retail has gas supply cost adjustment clauses in its Kansas, Colorado and Wyoming tariffs and in its rate ordinances for Nebraska residential and commercial customers. These gas supply cost adjustment clauses provide for the pass-on of increases or decreases in upstream delivery costs and the recovery of under- or refund of over-collected purchased gas costs (including carrying charges thereon in certain jurisdictions) from prior periods. Order 636 eliminated the gas supply cost adjustment clause in KNI's FERC tariff. K N's Wyoming and Colorado intrastate regulated utilities' tariffs also contain purchased gas adjustment clauses.

Competition
___________

         The Company's pipeline systems face competition from other transporters. In addition, natural gas competes with fuel oil, coal, propane and electricity in the areas served by the Company's pipeline systems and local distribution businesses.

(2)      Gas Marketing and Gathering
         ___________________________

         K N Gas Marketing, Inc. ("KNGM") was formed in March 1989 to provide gas marketing and supply services to various natural gas resellers and end-users on K N pipeline systems. KNGM works with producers and end-users on the pipeline systems to arrange the purchase and transportation of producers' excess or uncommitted gas to end-users, acting as shipper or agent for the end-users, administering nominations and providing balancing assistance when needed.

         During 1993, KNGM continued efforts to expand its markets both on and off K N's pipelines through the reorganization of its existing staff and K N's former gas supply staff. These growth activities are expected to continue under K N's post Order 636 reorganization activities.

         KNGSSI began operations in September 1993 to facilitate K N's transition from a provider of bundled pipeline sales service to a provider of Order 636 restructured services. In performing this function, KNGSSI buys gas from K N's former gas suppliers, aggregates these supplies and sells gas to former wholesale customers.

         K N Trading, Inc. ("KNTI"), another wholly-owned subsidiary of K N, was formed in November 1991 to engage in risk management activities in the gas commodities futures market. KNTI buys and sells gas commodity futures positions on the New York Mercantile Exchange ("NYMEX") and through the use of over-the-counter gas commodity derivatives for the purpose of reducing adverse price exposure for gas supply costs or specific market margins.

         KNGG was formed in November 1989 to provide gathering and mainline connection services for existing and new gas supply customers. KNGG operates gathering systems whose operations and rates of return are not currently regulated by FERC.

Acquisitions and Capital Expenditures
_____________________________________

         On April 1, 1993, the Company completed its acquisition of the Wattenberg natural gas gathering and transportation system. KNFRGC is the operator of the gathering portion of the system. This system gathers and transports gas from approximately 1,800 receipt points in northeast Colorado, and transports up to 250,000 million British thermal units ("MMBtus") of gas per day.

         On June 1, 1993, Wind River Gathering Company acquired approximately 110 miles of natural gas pipeline and facilities in Wyoming's Wind River Basin. Wind River Gathering Company is a joint venture between KNGG and a subsidiary of Tom Brown, Inc., a Wind River Basin producer.
This system connects area producers with major markets served by K N and other interstate pipeline systems. KNGG manages the operations of the gathering system. The system gathers and transports up to 30,000 MMBtus of gas per day.

         KNGM and KNGG incurred 1993 capital expenditures of $7.0 million. 1994 capital expenditures are budgeted at $4.7 million.

Restructuring and Reorganization
________________________________

         In conjunction with its Order 636 reorganization filing, K N applied for and received FERC permission to transfer substantially all of its regulated gathering and processing assets to KNGG. This transfer was effective January 1, 1994. The assets are located in K N's traditional gas supply areas in Kansas, Wyoming, Colorado, Texas and Oklahoma.

Regulation
__________

         To the extent the gas marketing subsidiaries make sales for resale in interstate commerce, they are subject to FERC regulations and rulemaking related to affiliated marketers.

         Under the Natural Gas Act, facilities used for and operations involving the production and gathering of natural gas are exempt from FERC jurisdiction, while facilities used for and operations involving interstate transmission are not. However, FERC's determination of what constitutes exempt gathering facilities as opposed to jurisdictional transmission facilities has evolved over time. Under current law, facilities which otherwise are classified as gathering may be subject to ancillary FERC rate and service jurisdiction when owned by an interstate pipeline company and used in connection with interstate transportation or jurisdictional sales. Respecting facilities owned by noninterstate pipeline companies, such as KNGG and KNFRGC's gathering facilities, FERC has historically distinguished between these types of activities on a very fact-specific basis. FERC has initiated a rulemaking to consider issues relating to gathering services performed by interstate pipelines or their affiliates. FERC intends to use information obtained to reevaluate the appropriateness of its traditional gathering criteria in light of Order 636, and to establish consistent policies for gathering rates and services for both interstate pipelines and their affiliates. It is not possible at this time to predict the outcome of this proceeding and its potential effect on KNGG and KNFRGC.

         As part of its corporate reorganization, K N requested and was granted authority to transfer substantially all of its gathering facilities to KNGG. The Commission determined that after the transfer, the gathering facilities would be nonjurisdictional, but FERC reserved the right to reassert jurisdiction if KNGG was found to be operating the facilities in an anti-competitive manner or contrary to open access principles.

Competition
___________

         The gas marketing and gathering subsidiaries operate in a competitive environment for the purchase, sale and gathering of natural gas. The general availability of competitively priced gas supplies, the availability and price of alternative fuels and the availability and price of gathering and transportation services in their market areas all have an impact on these subsidiaries' competitive position for new markets.

(3)      Oil and Gas Production
         ______________________

         K N owns and participates in the development and production of oil and gas reserves through two wholly-owned subsidiaries, K N Production Company ("KNPC") and GASCO, Inc. ("Gasco").

         KNPC was formed in 1983 and currently owns oil and gas properties mainly in Colorado, Oklahoma, Texas and Wyoming. All KNPC production is sold either to unaffiliated purchasers or nonjurisdictional affiliated purchasers. Gasco was formed in 1966 and acquired by K N in 1986. Gasco owns properties in Colorado and Wyoming, selling much of its production to affiliated purchasers.

         During 1993, KNPC participated in the drilling and completion of 16 development wells in the Denver-Julesburg Basin, and in the drilling and completion of one exploratory well in the Oklahoma panhandle. Gasco participated in working over ten wells on the Western Slope and in the drilling and completion of one development well in Colorado.

         At December 31, 1993, KNPC had approximately 30,000 net undeveloped acres under lease and owned interests in 84 producing wells (35 net), of which it operated 20 (14 net). Gasco had approximately 140,000 net undeveloped acres under lease and owned interests in 139 producing wells (107 net), operating 117 (105 net). In addition to oil and gas properties, Gasco owns the Wolf Creek gas storage field in Colorado, and also owns interests in three small gathering systems, all in Colorado.

Acquisitions and Capital Expenditures
_____________________________________

         In February 1994, KNPC and Gasco finalized the acquisition of gas reserves and production from Fuel Resources Development Company, a wholly-owned subsidiary of PSCo. The properties are located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming. Total net reserves approximate 50 billion cubic feet equivalent of natural gas. The Company is discussing the possible sharing of ownership interests and non-recourse financing with other parties.

         The Company will continue to focus on the acquisition and development of natural gas reserves in the Mid-Continent and Rocky Mountain regions, emphasizing areas contiguous to current and future Company pipeline operations.

         Capital expenditures in 1993 were $4.8 million. Capital expenditures for 1994 are budgeted at $6.7 million.

Regulation
__________

         Oil and gas operations are primarily subject to the regulation of the Minerals Management Service ("MMS") and the Bureau of Land Management on the Federal level. Each state in which the Company's oil and gas subsidiaries operate regulates the volume and manner of production of natural gas in that state under laws directed toward conservation and the prevention of waste of natural resources.

Competition
___________

         Oil and gas exploration and development are subject to competition from not only numerous other companies in the industry, but also from alternative fuels, including coal and nuclear energy.

(4)      General
         _______

Gas Purchases
_____________

         Prior to Order 636, gas was purchased by the interstate pipeline for resale to its wholesale customers. As a result of the restructuring and reorganization pursuant to Order 636, each LDC, including K N Retail, now has the responsibility for its gas purchases. Under K N's Supply Transition Program, KNGSSI administers purchases from a portfolio of gas purchase contracts that existed prior to the reorganization. Order 636 has not significantly impacted gas purchasing for K N's intrastate systems.

         Gas purchase prices for certain categories of gas have been deregulated over a period of time beginning January 1, 1985, pursuant to the Natural Gas Policy Act of 1978 ("NGPA"). The final total deregulation of all gas at the wellhead occurred on January 1, 1993, under terms of the Natural Gas Wellhead Decontrol Act of 1989. The deregulation of gas at the wellhead is intended to bring the prices paid for gas to a "market clearing" level. Those contracts which have a deregulation clause allow the purchaser to redetermine the price to a competitive level and the Company has exercised these rights as deregulation has occurred.

         The natural gas futures contract, actively traded on the NYMEX, has brought significant price discovery to the natural gas market. Various indices and regional natural gas hubs have changed the method of pricing from long-term annual redeterminations to short-term, daily or monthly, pricing of gas at current market levels. As such, gas prices now quickly react to supply and demand as any other commodity market.

         Gas purchase contracts also may contain a take-or-pay clause which requires that a certain purchase level be attained each contract year, or the purchaser must make a payment equal to the contract price multiplied by the deficient volume. At December 31, 1993, the level of outstanding payments was $11.7 million. All such payments are fully recoupable under the terms of the gas purchase contracts and the existing regulatory rules and regulations. To date, the Company has not made any buy-out or buy-down payments relating to take-or-pay contracts.

         Certain gas purchase contracts containing market-out clauses were redetermined to a competitive price for 1993, reflecting an increase in gas prices from the 1992 redetermined price.

Environmental Regulation
________________________

         The Company's operations and properties are subject to extensive and changing Federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Moreover, the recent trends toward stricter standards in environmental legislation and regulation are likely to continue.

         The United States Oil Pollution Act of 1990 (the "OPA") and regulations promulgated thereunder by the MMS impose a variety of requirements on persons who are or may be responsible for oil spills in waters of the United States. The term "waters of the United States" has been broadly defined to include inland waterbodies, including wetlands, playa lakes and intermittent streams. The Company has oil and gas facilities that could affect "waters of the United States." The Federal Water Pollution Control Act, also known as the Clean Water Act, and regulations promulgated thereunder, require containment of potential discharges of oil or hazardous substances and preparation of oil spill contingency plans. The Company currently is implementing programs that address containment of potential discharges and spill contingency planning. The failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

         The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("Superfund"), imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. Under Superfund, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

         Federal and state regulations have recently been changed as a result of the 1990 Amendments to the Clean Air Act. This affects the Company's operations in several ways. Natural gas compressors for both gathering and transmission activity are now required to meet stricter air emission standards. Additionally, states in which the Company operates are adopting new regulations under the authority of the "Operating Permit Program" under Title V of these 1990 Amendments. These Operating Permits will require operators of certain facilities to obtain individual site-specific air permits containing stricter operational and technological standards of operation in order to achieve compliance with this section of the 1990 Clean Air Act Amendments and associated state air regulations.

         Compliance with Federal, state and local provisions with respect to the protection of the environment has had no material effect upon capital expenditures, earnings, or the competitive position of the Company, except as described in Item 3 "Mystery Bridge Road Environmental Matters" and "Other Environmental Matters."

Safety Regulation
_________________

         The operations of certain of the Company's gas pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Natural Gas Pipeline Safety Act of 1968 (the "NGPSA"), as amended. The NGPSA establishes safety standards with respect to the design, installation, testing, construction, operation and management of natural gas pipelines, and requires entities that own or operate pipeline facilities to comply with the applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans.

         The NGPSA was amended by the Pipeline Safety Act of 1992 to require the DOT's Office of Pipeline Safety to consider, among other things, protection of the environment when developing minimum pipeline safety regulations. Management believes the Company's operations, to the extent they may be subject to the NGPSA, comply in all material respects with the NGPSA.

         The Company is also subject to laws and regulations concerning occupational health and safety.

         Although the Company is unable to predict the ultimate cost of compliance, it is not anticipated that the Company will be required in the near future to expend material amounts to comply with these laws and regulations.

Other
_____

         Amounts spent by the Company during 1993, 1992 and 1991 on research and development activities were not material.

         Sales were not made to any individual customer in 1993 in an amount which equaled ten percent or more of the Company's consolidated revenues.

         At December 31, 1993, the Company had 1,735 employees.

(D)      Financial Information About Foreign and Domestic Operations and
         _______________________________________________________________
         Export Sales
         ____________

         All of the Company's operations are in the contiguous 48 states.

ITEM 2:  PROPERTIES
___________________

(A)      Location and Character of Property
         __________________________________

         The Registrant maintains its principal place of business in Lakewood, Colorado. Other major offices are in: Hastings, Nebraska; Phillipsburg, Kansas; Casper, Wyoming; and Glenwood Springs, Colorado. At December 31, 1993, the principal properties of the Company were as set forth below.

Gas Service
___________

         As of December 31, 1993, the Company's gas service properties included transmission, gathering and storage lines of 8,239 miles in the interstate systems, 675 miles in the Wyoming intrastate system and 766 miles in the Colorado intrastate system. (Effective January 1, 1994, 1,691 miles of gathering lines were transferred to KNGG as part of the corporate reorganization. See "Restructuring and Reorganization" on pages 9 and 10.) Distribution lines totaling 6,159 miles were in the interstate system, 1,072 miles in the Wyoming intrastate system and 1,423 miles in the Colorado intrastate system at December 31, 1993.

         The Company has four underground gas storage facilities in operation in the interstate systems, five in the Wyoming intrastate system and one in the Colorado intrastate system. Its major interstate facilities are the Huntsman Storage Field in Cheyenne County, Nebraska and the Big Springs Storage Field in Deuel County, Nebraska.

         The interstate systems also included two products extraction plants and 185 compressor units with an aggregate 175,171 rated compressor horsepower at December 31, 1993. (Effective January 1, 1994, 29 compressor units with an aggregate 5,482 rated compressor horsepower and the Scott
City products extraction plant were transferred to KNGG as part of the corporate reorganization.) The Wyoming intrastate system included eight compressor units and the Colorado intrastate system included 13 compressor units with aggregate rated compressor horsepower of 3,204 and 5,995, respectively, at December 31, 1993. The Company's other gas service properties include measuring and regulating stations, garages, warehouses and other land and buildings necessary and useful in the conduct of its business.

Gas Marketing and Gathering
___________________________

       The Company's gas marketing and gathering properties are discussed in Item 1 (C)(2). As of December 31, 1993, KNGG and its subsidiaries operated gathering systems with 2,918 miles of gathering lines and 75 compressors with an aggregate 43,150 rated compressor horsepower. (Effective January 1, 1994, 1,691 miles of gathering lines, 29 compressor units with an aggregate 5,482 rated compressor horsepower and the Scott City products extraction plant were transferred to KNGG as part of the corporate reorganization.) For additional information relating to gas marketing and gathering properties see Notes 1(H), 2, 4 and 13 of Notes to Consolidated Financial Statements of the 1993 Annual Report to Shareholders as shown on pages 37, 39, 40-41 and 52-53.

Oil and Gas Production
______________________

         The Company's oil and gas producing properties are discussed in
Item 1(C)(3). For additional information relating to oil and gas production properties see Notes 1(I), 4 and 13 of Notes to Consolidated Financial Statements of the 1993 Annual Report to Shareholders as shown on pages 37, 40-41 and 52-53.

(B)      Oil and Gas Reserves, Properties and Activities
         _______________________________________________

         Not material.

ITEM 3:  LEGAL PROCEEDINGS
__________________________

Mystery Bridge Road Environmental Matters
_________________________________________

         K N is named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site, pursuant to Superfund. The site is known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision"). The EPA's remedy consists of two parts, "Operating Unit One," which addresses the groundwater cleanup and "Operating Unit Two," which addresses cleanup procedures for the soil and free-phase petroleum product.

         A Consent Decree between the Company, the EPA and another PRP was entered on October 2, 1991, in the Wyoming Federal District Court. Groundwater cleanup under Operating Unit One has been proceeding since 1990. On September 14, 1993, the EPA certified that the remedial action for Operating Unit One was "operational and functional." This is the last step in the Superfund process prior to remedy completion.

         In July 1992, the EPA approved the Company's Operating Unit Two workplan and the Company received an EPA "Statement of Work." The work required to be performed for Operating Unit Two commenced during the third quarter of 1992 and is expected to continue through 1995. (United States
                                                            _____________
of America v. Dow Chemical Company, Dowell Schlumberger, Inc., and K N
______________________________________________________________________
Energy, Inc., Civil Action No. 91CV1042, United States District Court for
____________
the District of Wyoming; formerly reported as Administrative Orders for Removal Action on Consent, October 15, 1987, and Amendment to Administrative Order for Removal Order on Consent, October 10, 1989, Docket No. CERCLA VII-88-01, United States Environmental Protection Agency; Judicial Entry of Consent Decree, United States v. Dow Chemical Company,
                                  ______________________________________
et al. (D. Wyo) USDC-WY-91CV1042B, Superfund Site Number 8T83, Natrona
_________________________________
County, Wyoming; EPA Docket Number CERCLA-VIII.)

         With regard to this same Superfund site, in 1987 the State of Wyoming filed suit against several parties (including K N) for injunctive relief, penalties and unquantified damages claimed to have resulted from alleged pollution of groundwater and soils in the Brookhurst Subdivision. On April 1, 1993, the Wyoming District Court dismissed the lawsuit, finding that K N had diligently remedied the alleged pollution. (Wyoming v. Little
                                                         _________________
America Refining Co., K N Energy, Inc. and Dowell Schlumberger, Civil
______________________________________________________________
Action No. 62325, Wyoming District Court [Natrona County].)

         On October 20, 1989, a lawsuit was filed against the Company and 18 other defendants on behalf of a group of 268 individuals who reside or resided in the Brookhurst Subdivision, seeking damages for alleged releases of certain chemicals to the soil, groundwater and air. On February 5, 1993, the Company reached agreement to settle the above-described dispute. The settlement, which was approved by the Wyoming District Court, resolved all disputes between the parties and closed the lawsuit. A reserve for the settlement amount and related matters had been established in the Company's financial statements prior to 1993 and, accordingly, such settlement did not have any material adverse impact on the Company's financial position or results of operations.  (Albertson, et al., v. Dow Chemical Co., K N
                            ___________________________________________
Energy, Inc., et al., Civil Action No. 65212, 7th Judicial District,
____________________
Natrona County District Court, State of Wyoming.)

       On November 30, 1990, the Company initiated an action against a number of its insurance carriers for a declaration of the carriers' contractual obligations to provide insurance coverage for all sums associated with the alleged losses under the state, Federal and toxic tort claims related to the Brookhurst Subdivision. The Company entered into formal settlements with all of the defendants in the lawsuit in 1993, and received settlement proceeds associated therewith. (K N v. Allianz
                                                     ______________
Insurance Company, et al., Civil Action No. 90CV301-J, United States
________________________
District Court for the District of Wyoming.)

Other Environmental Matters
___________________________

         An environmental audit performed by the Company in autumn 1991 revealed that a grease known as Rockwell 860 had been used as a valve sealant at several of the Company's locations in Nebraska. Rockwell 860 is a solid clay-like material which does not easily spill into the environment, but contains approximately ten percent polychlorinated biphenyls ("PCBs"). Based on the Company's initial studies, the PCBs are contained within the pipeline and valves at the subject locations. PCBs are regulated by the EPA under the Toxic Substances Control Act. On March 31, 1993, the Company filed suit against Rockwell International Corporation manufacturer of the valve sealant; and two other related defendants, claiming under contractual, statutory, tort and strict liability theories that the defendants share responsibility for the Company's environmental expenses and commercial losses resulting from any EPA or state required PCB cleanup or mitigation. The Company reached a settlement in principal with Rockwell, et al. in March 1994.

         The Company submitted a proposed PCB remediation plan to the EPA in November 1991. To date, no enforcement action or penalties have been issued or discussed by the EPA. The Company currently cannot estimate the extent of the remediation nor costs, though such costs are not expected to exceed the settlement amounts or to have any material adverse impact on the Company's financial position or results of operations. The PCB cleanup program is not expected to interrupt or diminish K N's operational ability to gather or transport natural gas.

         Certain used pipe reclaimed at the Company's Holdrege, Nebraska pipeyard was wrapped with asphalt-saturated asbestos felt, which was commonly removed in accordance with Company practices. The removed wrap contains friable asbestos fibers above the regulatory standard. The Nebraska Department of Environmental Control ("DEC"), the agency having jurisdiction over this matter, was notified and approved the Company's remediation plan. Remediation is effectively complete, at a total cost not to exceed $600,000. The asbestos cleanup program did not interrupt or diminish K N's operational ability to gather or transport natural gas.

Grynberg v. K N et al.
______________________

         On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and Gasco (the "K N Entities") alleging that the K N Entities as well as KNPC and KNGG, have violated Federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract.

         No specific monetary damages have been claimed, although Grynberg has requested that any actual damages awarded be trebled. In addition, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from the Company's natural gas gathering and transportation system in northwest Colorado.

         On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff. (Grynberg v. K N, et al.,
                                                   _______________________
Civil Action No. 92-2000, United States District Court for the District of Colorado.)

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________

(A)      Identification and Business Experience of Executive Officers
         ____________________________________________________________


         Name                Age   Position and Business Experience
__________________________  _____  _________________________________

Charles W. Battey. . . . .    62   Chairman and Chief Executive Offi-
                                   cer since January 1989 and Director
                                   since 1971.

Larry D. Hall. . . . . . .    51   President and Chief Operating Offi-
                                   cer since May 1988 and Director
                                   since 1984.

Leland L. Hurst. . . . . .    63   Senior Vice President since May
                                   1993. Previously Senior Vice
                                   President, Operations from June
                                   1988 to May 1993.

Judith A. Aden . . . . . .    52   Vice President and Treasurer since
                                   March 1991, Treasurer since January
                                   1981 and Assistant Secretary since
                                   March 1989.

William E. Asbury. . . . .    41   Vice President, Gas Service since
                                   1988.

Eugene B. Bade . . . . . .    47   Vice President and Controller since
                                   May 1993.  Previously Vice Pres-
                                   ident K N Gas Marketing from
                                   January 1990 to May 1993, Vice
                                   President from April 1989 to
                                   January 1990 and Director of
                                   Internal Audit from November 1985
                                   to April 1989.

Richard M. Buxton. . . . .    45   Vice President, Strategic Planning
                                   and Financial Services since March
                                   1991. Director, Financial Services
                                   from 1986 to March 1991.

William S. Garner, Jr. . .    44   Vice President, General Counsel and
                                   Secretary since April 1992. Vice
                                   President and General Counsel since
                                   January 1991. Previously Vice Pres-
                                   ident and Deputy General Counsel
                                   from September 1989 through 1990
                                   and Vice President, Law from June
                                   1988 to September 1989.

S. Wesley Haun . . . . . .    46   Vice President, Marketing and
                                   Supply since May 1993. Previously
                                   Vice President, Gas Supply from
                                   March 1990 to May 1993 and Vice
                                   President, Gas Acquisition from
                                   November 1988 to March 1990.

E. Wayne Lundhagen . . . .    57   Vice President, Finance and
                                   Accounting since May 1988.

Arnold R. Madigan. . . . .    55   Vice President, Interstate
                                   Transportation since May 1993.
                                   Previously Vice President,
                                   Marketing and Transportation from
                                   September 1989 to May 1993 and Vice
                                   President and General Counsel from
                                   June 1988 to September 1989.

John W. Simonton . . . . .    48   Vice President, Administration and
                                   Human Resources since May 1988.

H. Rickey Wells. . . . . .    37   Vice President, Operations since
                                   June 1988.

         These officers generally serve until March of each year.

(B)      Involvement in Certain Legal Proceedings
         ________________________________________

         None.

                               PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
_________________________________________________________________________
         MATTERS
         _______

         The Company's common stock is listed for trading on the New York Stock Exchange under the symbol KNE. Dividends paid and the price range of the Company's common stock by quarters for the last two years, restated for an October 1993 three-for-two stock split, are provided below.

                                 1993                    1992
                                 ____                    ____
Market Price Data
(Low-High-Close)
  Quarter Ended:
     March 31            $18.67-$24.67-$23.50     $15.17-$18.33-$16.00
     June 30              22.17- 24.67- 24.33      13.83- 16.58- 16.17
     September 30         23.33- 26.83- 26.67      15.83- 20.00- 18.92
     December 31          24.75- 30.00- 25.75      17.17- 19.33- 18.75

Dividends
  Quarter Ended:
     March 31                    $.22                    $.207
     June 30                      .22                     .207
     September 30                 .24                     .22
     December 31                  .24                     .22

Price/Earnings Ratio
     Low-High-Close         11.9-19.1-16.4           10.8-15.6-14.6

Common Stockholders
     Year-end                   9,210                    8,849

ITEM 6:  SELECTED FINANCIAL DATA
________________________________

FIVE-YEAR REVIEW

Selected Financial Data (Dollars in Thousands Except Per Share Amounts)

                                       1993            1992            1991            1990            1989
___________________________________________________________________________________________________________

Operating Revenues:
Gas Service                        $310,136        $315,683        $351,547        $338,679        $322,113
Other                               183,213          76,136          43,792          28,448          16,674
                                   --------        --------        --------        --------        --------
Total Operating Revenues           $493,349        $391,819        $395,339        $367,127        $338,787
                                   ========        ========        ========        ========        ========

Operating Income                   $ 58,618        $ 50,370        $ 51,269        $ 47,505        $ 43,054
Other Income (Deductions)           (19,964)        (18,974)        (15,987)        (17,610)        (14,364)
                                   --------        --------        --------        --------        --------
Income from Continuing Opera-
  tions Before Income Taxes          38,654          31,396          35,282          29,895          28,690
Income Taxes                         14,379          11,803          13,682          11,249          11,183
                                   --------        --------        --------        --------        --------
Income from Continuing Opera-
  tions                              24,275          19,593          21,600          18,646          17,507
Income (Loss) from Discon-
  tinued Operations                      --              --         (17,250)            320          (2,754)
                                   --------        --------        --------        --------        --------
Income Before Extra-
  ordinary Item                      24,275          19,593           4,350          18,966          14,753
Extraordinary Item                       --              --              --          25,654              --
                                   --------        --------        --------        --------        --------
Net Income                           24,275          19,593           4,350          44,620          14,753
Less - Preferred Stock Dividends        810             989           1,382           1,561           1,742
                                   --------        --------        --------        --------        --------
Net Income Available for
  Common Stock                     $ 23,465        $ 18,604        $  2,968        $ 43,059        $ 13,011
                                   ========        ========        ========        ========        ========
Earnings Per Common Share (1):
Continuing Operations              $   1.57        $   1.28        $   1.40        $   1.20        $   1.13
Discontinued Operations                  --              --           (1.19)           0.02           (0.20)
Extraordinary Item                       --              --              --            1.80              --
                                   --------        --------        --------        --------        --------
                                   $   1.57        $   1.28        $   0.21        $   3.02        $   0.93
                                   ========        ========        ========        ========        ========
Dividends Per Common Share (1)     $   0.92        $   0.85        $   0.79        $   0.71        $   0.67
                                   ========        ========        ========        ========        ========
Average Common Shares Out-
  standing (1) (Thousands)           14,913          14,580          14,459          14,264          13,944
                                   ========        ========        ========        ========        ========
Total Assets                       $731,269        $618,947        $559,656        $560,785        $550,749
                                   ========        ========        ========        ========        ========
Capital Expenditures - Continu-
  ing Operations:
Constructed                        $ 63,068        $ 60,117        $ 59,394        $ 42,319        $ 31,354
Acquired                             26,755          10,810              --              --              --
                                   --------        --------        --------        --------        --------
Total Capital Expenditures         $ 89,823        $ 70,927        $ 59,394        $ 42,319        $ 31,354
                                   ========        ========        ========        ========        ========
Capitalization:
Common Stockholders' Equity        $201,556   45%  $184,869   44%  $175,164   50%  $181,815   54%  $147,229   48%
Preferred Stock                       7,000    2%     7,000    2%     7,000    2%     7,000    2%     7,000    2%
Preferred Stock Subject to
  Mandatory Redemption                2,858    1%     4,500    1%     6,643    2%    11,286    3%    13,429    5%
Long-Term Debt                      231,881   52%   220,009   53%   158,585   46%   140,652   41%   138,084   45%
                                   --------  ----  --------  ----  --------  ----  --------  ----  --------  ----
Total Capitalization               $443,295  100%  $416,378  100%  $347,392  100%  $340,753  100%  $305,742  100%
                                   ========  ====  ========  ====  ========  ====  ========  ====  ========  ====
Book Value Per Common Share (1)    $  13.41        $  12.62        $  12.09        $  12.70        $  10.44
                                   ========        ========        ========        ========        ========

(1) Restated to reflect a three-for-two common stock split in 1993.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
________________________________________________________________________
         RESULTS OF OPERATIONS
         _____________________

CONSOLIDATED FINANCIAL RESULTS

Continuing Operations

         Income from continuing operations and the applicable earnings per share and return on beginning of year common equity for the three years ended December 31, 1993, were as follows:

                                                   1993      1992      1991
                                                  _____     _____     _____
Income From Continuing
  Operations (Dollars in Millions)                $24.3     $19.6     $21.6
                                                  =====     =====     =====
Earnings Per Share, Continuing
  Operations                                      $1.57     $1.28     $1.40
                                                  =====     =====     =====
Return on Common Equity                           12.7%     10.6%     11.1%
                                                  =====     =====     =====

         Earnings per share for 1993 exceeded 1992 results by 23 percent, despite the negative effects of record low gas sales to irrigation customers. The impact of lower irrigation sales was more than offset by positive contributions from acquisitions of natural gas facilities, expense controls, favorable resolution of rate cases, and insurance settlements. In addition, 1993 first quarter gas sales, transportation and natural gas liquids revenues were significantly greater than those in the first quarter of 1992 due to colder weather.

         The decline in 1992 earnings, in comparison with 1991, reflected the impact of unfavorable weather on natural gas sales and natural gas liquids revenues, and higher interest expense which resulted, in part, from reduced operating cash flows. These negative earnings factors were partially offset by increased transportation revenues, rate increases, lower operating costs as a result of expense controls and reduced litigation expense provisions.

Discontinued Operations

         In 1991, the Company recorded an after-tax loss of $17.3 million resulting from the sale of its coal subsidiaries and the discontinuance of this business segment.

RESULTS OF CONTINUING OPERATIONS

         Discussion of operating results by business segment and consolidated other income and (deductions) and income taxes follows. Segment operating revenues, gas purchases, operations and maintenance expenses, and volumetric data cited here are before intersegment eliminations (dollars in millions).

Gas Service                                         1993      1992     1991
                                                  ______    ______   ______
Operating Revenues -
  Gas Sales and Transportation                    $285.1    $289.0   $322.2
  Natural Gas Liquids and Other                     35.7      31.6     33.4
                                                  ------    ------   ------
                                                   320.8     320.6    355.6
                                                  ------    ------   ------
Operating Costs and Expenses -
  Gas Purchases                                    132.9     150.9    178.0
  Operations and Maintenance                       106.0      91.1     99.5
  Depreciation, Depletion and
    Amortization                                    21.8      20.9     19.7
  Taxes, Other Than Income Taxes                    10.0       9.4      7.8
                                                  ------    ------   ------
                                                   270.7     272.3    305.0
                                                  ------    ------   ------
Operating Income                                  $ 50.1    $ 48.3   $ 50.6
                                                  ======    ======   ======

Systems Throughput (Bcf) -
  Gas Sales                                         59.6      69.1     78.3
  Transportation                                   100.1      81.7     68.2
                                                  ------    ------   ------
                                                   159.7     150.8    146.5
                                                  ======    ======   ======
Natural Gas Liquids
 (Millions of Gallons)                              81.3      74.4     76.9
                                                  ======    ======   ======

         Revenues and expenses of the Federal Energy Regulatory Commission ("FERC")-regulated Wattenberg transmission system, acquired on April 1, 1993, are included in this segment's 1993 operating results.

         The decline in gas sales and transportation revenues (and related gas purchases) primarily reflects FERC Order No. 636 ("Order 636") implementation and the resultant elimination of the gas cost component from FERC-regulated service revenues. An additional cause for the decline in 1993 gas sales and transportation revenues was the record low sales to irrigation customers due to the abnormally wet summer. Irrigation sales were 3.1 Bcf below 1992 volumes. However, revenues from the Wattenberg transmission system, rate increases in essentially all K N retail jurisdictions (including resolution of the 1990 rate case in Nebraska), and increases in 1993 residential and commercial sales volumes (4.3 Bcf above 1992 due to colder weather) substantially offset the decline in irrigation sales.

         Greater systems throughput, costs and expenses of the Wattenberg transmission system and higher costs related to increased natural gas liquids recoveries impacted 1993 operations and maintenance expenses. These increases were partially mitigated by insurance settlements related to the Brookhurst Subdivision Superfund site near Casper, Wyoming.

         Gas service's 1992 operating revenues were ten percent below 1991 as a result of unfavorable weather. Most notably impacted by the adverse 1992 weather were gas sales to irrigation customers, which were 7.2 Bcf below 1991. Gas sales revenues were positively affected in 1992 by rate increases, including $3.8 million collected in prior years but reserved from earnings for the 1990 eastern and central Nebraska rate case. Transportation revenues in 1992 were $3.4 million higher than 1991 as off-system transport volumes increased by 13.3 Bcf. Natural gas liquids revenues in 1992 were $2.9 million below 1991 as the unfavorable weather affected both prices and volumes.

         Operating costs and expenses for 1992 were 11 percent below 1991 due principally to reduced on-system throughput and expense controls. Gas purchases declined significantly as a result of lower 1992 gas sales and processing of volumes for natural gas liquids recoveries. In addition, 1992 operations and maintenance expenses were affected by lower provisions for litigation issues. The increase in 1992 taxes, other than income taxes, primarily results from state property tax legislation in Nebraska.

Gas Marketing and Gathering                         1993     1992      1991
                                                  ______    _____     _____
Operating Revenues -
  Gas Sales                                       $173.5    $64.5     $42.1
  Other                                             33.8      7.1       0.2
                                                  ------    -----     -----
                                                   207.3     71.6      42.3
                                                  ------    -----     -----
Operating Costs and Expenses -
  Gas Purchases                                    157.6     58.9      35.7
  Operations and Maintenance                        40.3     11.1       6.1
  Depreciation, Depletion and
    Amortization                                     1.0      0.2        --
  Taxes, Other Than Income Taxes                     1.2      0.1        --
                                                  ------    -----     -----
                                                   200.1     70.3      41.8
                                                  ------    -----     -----
Operating Income                                  $  7.2    $ 1.3     $ 0.5
                                                  ======    =====     =====

Gas Sales and Gathered Volumes (Bcf)               157.8     37.9      19.7
                                                  ======    =====     =====

Natural Gas Liquids(Millions of Gallons)            64.1     16.1        --
                                                  ======    =====     =====

         In addition to continued growth in nonregulated gas marketing activities, this segment's 1993 and 1992 operating results reflect the Douglas gathering and processing acquisition beginning in October 1992 and the Wattenberg gathering facilities acquisition beginning in April 1993. Additionally, with Order 636 restructuring effective October 1, 1993, this segment assumed the gas sales function previously provided by K N for its wholesale customers as part of its bundled services.

Oil and Gas Production                             1993      1992      1991
                                                   ____      ____      ____
Operating Revenues -
  Oil and Gas Sales                                $7.2      $5.3      $3.3
  Other                                             1.3       1.8       1.4
                                                   ----      ----      ----
                                                    8.5       7.1       4.7
                                                   ----      ----      ----
Operating Costs and Expenses -
  Operations and Maintenance                        3.2       2.6       2.5
  Depreciation, Depletion and
    Amortization                                    3.3       3.1       1.6
  Taxes, Other Than Income Taxes                    0.7       0.6       0.4
                                                   ----      ----      ----
                                                    7.2       6.3       4.5
                                                   ----      ----      ----
Operating Income                                   $1.3      $0.8      $0.2
                                                   ====      ====      ====

Oil and Gas Production (Equivalent Bcf)             3.7       2.6       1.8
                                                   ====      ====      ====

         The increases in 1993 and 1992 oil and gas revenues and production result from the July 1992 acquisition of producing properties in western Colorado and successful drilling in the Denver-Julesburg Basin in northeastern Colorado.

Other Income and (Deductions)                       1993     1992     1991
                                                  ______   ______   ______
Interest Expense                                  $(21.2)  $(19.4)  $(17.2)
Other, Net                                           1.2      0.4      1.2
                                                  ------   ------   ------
                                                  $(20.0)  $(19.0)  $(16.0)
                                                  ======   ======   ======

         The increase in interest expense primarily reflects the Company's issuance of $195 million of long-term debt during the last three years. The majority of the net proceeds from these debt issues were used to fund capital expenditures and acquisitions; however, $65 million was used to refund higher coupon debt in 1993 and 1992. As a result, the Company's year end 1993 weighted-average embedded cost of long-term debt was 8.3 percent compared with a cost of 9.6 percent at December 31, 1990.

Income Taxes                                       1993      1992      1991
                                                  _____     _____     _____
Applicable to Continuing Operations               $14.4     $11.8     $13.7
                                                  =====     =====     =====

Effective Tax Rate                                37.2%     37.6%     38.8%
                                                  =====     =====     =====

         The effect of the one percent increase in the Federal tax rate, resulting from enactment of the Revenue Reconciliation Act of 1993, was more than offset by increased 1993 tax credits on gas production from wells qualifying for non-conventional fuel credit under Section 29 of the Internal Revenue Code. The 1991 effective tax rate reflects higher state income tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during 1993 included cash generated from operations, short-term borrowings and the issuance of long-term debt. Principal cash outflows were capital expenditures and acquisitions, redemptions of long-term debt and preferred stock, and payment of interest and dividends.

Cash Flows from Operating Activities

         Net cash flows from continuing operations were $43.3 million, $33.2 million and $72.1 million for 1993, 1992 and 1991, respectively. In addition to the factors discussed previously, which affect cash generation as well as operating results, net cash flows have been impacted by litigation settlements (including recoupable take-or-pay payments) and environmental costs. In both 1993 and 1992, actual cash disbursements exceeded expense provisions for litigation and environmental issues. Net operating cash flows for 1993 were also reduced by repayments to gas service customers for previous years' over-recovery of gas costs.

Capital Expenditures and Commitments

         Excluding acquisitions, 1993 capital expenditures were $63.1 million compared with expenditures of $60.1 million in 1992 and $59.4 million in 1991. (Refer to Note 13 of Notes to Consolidated Financial Statements for business segment expenditures.) The increased 1993 spending includes approximately $9.0 million of Order 636 transition costs (measurement facilities and systems) and $11.0 million for construction of a new corporate office building. The regulated portion of the Wattenberg system and the Company's portion of the Wind River gathering system primarily account for the $26.8 million of capital expenditures for acquisitions in 1993.

         Consolidated 1994 capital expenditures are budgeted at $54.5 million, excluding acquisitions. This includes $7.6 million for the first phase of the Rifle to Avon pipeline being jointly constructed by the Company's subsidiary, Rocky Mountain Natural Gas Company, and Public Service Company of Colorado. The second phase of this pipeline will be constructed in 1995; the Company's portion of estimated costs is approximately $5.0 million. In February 1994, K N's oil and gas subsidiaries completed the acquisition of gas reserves and production in western Colorado and southwestern Wyoming. During the first half of 1994, the Company plans to bring in one or more partners to participate in this acquisition and to assist in further development of the properties.

         The Company has no substantial disagreements related to take-or-pay matters. The Company monitors contractual obligations, including obligations to pay above-market prices under certain contracts, and at the end of each contract year pays those producers to whom take-or-pay amounts are payable. All amounts paid by the Company for take-or-pay are fully recoupable from future gas production.

         Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. SFAS 112 is effective for fiscal years beginning after December 15, 1993. Implementation of SFAS 112 is not expected to have a material effect on the Company's financial position or results of operations.

Capital Resources

         Short-term debt was $47.0 million at December 31, 1993, compared with $2.0 million of borrowings at December 31, 1992. The Company has credit agreements with eight banks to either borrow or use as commercial paper support up to $90 million. In November 1993, K N filed a shelf registration statement with the Securities and Exchange Commission for the sale of $200 million of debt securities in anticipation of long-term financing needs over the next three years.

         In January 1994, the Company received $41.0 million from the sale of contract demand receivables to a financial institution. The demand receivables resulted from gas sales contracts between some of K N's former wholesale customers and a K N subsidiary. Proceeds were used to reduce short-term debt.

         The Company expects that 1994 cash requirements for debt service, preferred stock redemptions, dividends and capital expenditures will be provided by internal cash flows, short-term borrowings, and the issuance of common stock for dividend reinvestment and employee benefit plans.

OUTLOOK

Restructuring and Reorganization

         The Company's implementation of Order 636 and the related corporate reorganization are discussed in other sections of this annual report. This discussion will focus on the expected 1994 financial implications of these events. As a result of recent acquisitions and the transfer of substantially all of K N interstate's gathering and processing facilities to a nonregulated subsidiary, the composition of 1994's operating income will differ significantly from the past. Historically, the Company's gas service segment has accounted for more than 90 percent of consolidated operating income. The expectation for 1994 is that this segment will account for approximately 65 to 70 percent of operating income.

         Secondly, Order 636 mandated the use of SFV rate design for FERC-regulated services. Accordingly, fluctuations in operating revenues resulting from significant variations in weather temperatures should be reduced. Revenues from the Company's important summer irrigation load will remain vulnerable to abnormal weather patterns, such as those experienced in 1993 and 1992.

         Finally, the effect of both of the above items is expected to change the Company's historical quarterly earnings distribution. The 1994 first and fourth quarters will account for a smaller percentage of annual earnings, while the second and third quarters will be higher.

Gas Service

         The Company's Order 636 implementation and reorganization will significantly impact this business segment's future operating results. The transfer of substantially all of K N interstate's gathering facilities and the principal processing plant to a subsidiary within the gas marketing and gathering segment will result in a significant shift in operating revenues, expenses and operating income. Additionally, with the elimination of the merchant function from FERC-regulated services, this segment's operating revenues and gas purchases will be substantially lower than prior periods; however, this elimination should not impact operating income.

         Operating results for 1994 should benefit from a full year's operation of the Wattenberg transmission system and from rate increases placed into effect during 1993.

         As a result of the unbundling and the diverse services offered under the post-Order 636 environment, competition will increase. The Company believes that its interstate and intrastate systems are well-positioned to capitalize on opportunities resulting from future development of natural gas reserves in the Rocky Mountain region. The Company expects continued moderate growth in its retail distribution operations due, principally, to the continued customer additions being realized by its Colorado intrastate system.

Gas Marketing and Gathering

         On January 1, 1994, substantially all of the gathering facilities and the principal processing plant, which were previously a part of the K N interstate system, were transferred to a subsidiary within the gas marketing and gathering business segment. This segment's 1993 operating results included only partial year activity of the Wattenberg nonregulated gathering system and the Wind River gas gathering joint venture. Accordingly, this segment's 1994 operating revenues, expenses and operating income are expected to be significantly higher than in 1993.

Oil and Gas Production

         The February 1994 acquisition of producing properties and undeveloped gas reserves in western Colorado and southwestern Wyoming is expected to have a positive impact on 1994 operating results of this business segment. The Company also believes that its involvement in oil and gas development and production provides opportunities to enhance the value of its associated gas service, gathering and processing businesses.

Litigation

         During the last three years, the Company has resolved or settled four major cases or environmental matters -- three cases related to the Brookhurst Subdivision Superfund site near Casper, Wyoming, and long-standing litigation with FM Properties Inc. and other parties. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on the Company's pending litigation. Management believes it has established adequate reserves such that resolution of pending litigation or environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

INFLATION

         Current ratemaking practices allow the Company to recover through revenues the historical cost, rather than the current replacement cost, of utility plant and equipment. In the past three years, the rate of inflation has not had a material impact on the Company's costs.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
____________________________________________________

Report of Independent Public Accountants

To K N Energy, Inc.:

         We have audited the accompanying consolidated balance sheets of K N Energy, Inc. (a Kansas corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K N Energy, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

         As explained in Notes 1(D) and 9 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective January 1, 1992, and its method of accounting for postretirement benefits other than pensions effective January 1, 1993.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Denver, Colorado,
   February 10, 1994.

CONSOLIDATED STATEMENTS OF INCOME
K N Energy, Inc. and Subsidiaries


                                                Years Ended December 31
                                           ________________________________
                                               1993        1992        1991
___________________________________________________________________________
                                                 (Dollars in Thousands
                                               Except Per Share Amounts)
Operating Revenues:
Gas Service -
  Natural Gas Sales                        $254,427    $271,967    $308,555
  Other                                      55,709      43,716      42,992
                                           --------    --------    --------
Total Gas Service Revenues                  310,136     315,683     351,547
Gas Marketing and Gathering                 177,892      71,426      40,739
Oil and Gas Production                        5,321       4,710       3,053
                                           --------    --------    --------
Total Operating Revenues                    493,349     391,819     395,339
                                           --------    --------    --------
Operating Costs and Expenses:
Gas Purchases                               260,520     208,147     211,391
Operations                                  128,560      91,746      95,705
Maintenance                                   7,661       7,264       7,364
Depreciation, Depletion and
  Amortization                               26,156      24,187      21,361
Taxes, Other Than Income Taxes               11,834      10,105       8,249
                                           --------    --------    --------
Total Operating Costs and Expenses          434,731     341,449     344,070
                                           --------    --------    --------
Operating Income                             58,618      50,370      51,269
                                           --------    --------    --------
Other Income and (Deductions):
Interest Expense                            (21,200)    (19,373)    (17,169)
Other, Net                                    1,236         399       1,182
                                           --------    --------    --------
Total Other Income and (Deductions)         (19,964)    (18,974)    (15,987)
                                           --------    --------    --------
Income from Continuing Operations
  Before Income Taxes                        38,654      31,396      35,282
Income Taxes                                 14,379      11,803      13,682
                                           --------    --------    --------
Income from Continuing Operations            24,275      19,593      21,600
Loss from Discontinued Operations,
  Net of Income Taxes                            --          --     (17,250)
                                           --------    --------    --------

Net Income                                   24,275      19,593       4,350
Less - Preferred Stock Dividends                810         989       1,382
                                           --------    --------    --------
Net Income Available for Common Stock      $ 23,465    $ 18,604    $  2,968
                                           ========    ========    ========
Earnings Per Common Share:
Continuing Operations                      $   1.57    $   1.28    $   1.40
Discontinued Operations                          --          --       (1.19)
                                           --------    --------    --------
                                           $   1.57    $   1.28    $   0.21
                                           ========    ========    ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
                                                    December 31
                                               ______________________
                                                   1993          1992
_____________________________________________________________________
                                               (Dollars in Thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents                      $  4,760      $  7,962
Accounts Receivable                              88,491        57,839
Contract Demand Receivables (See Note 1(L))      38,732            --
Material and Supplies, at Average Cost            8,603         7,445
Gas in Underground Storage                        5,836           665
Prepaid Gas                                      11,689        14,404
Exchange Gas and Other                           28,707        43,288
                                               --------      --------
                                                186,818       131,603
                                               --------      --------
Property, Plant and Equipment, at Cost:
Natural Gas Utility Plant                       830,254       730,519
Gas Marketing and Gathering                      12,384         6,461
Oil and Gas Production                           34,381        31,758
                                               --------      --------
                                                877,019       768,738
Less--Accumulated Depreciation, Deple-
  tion and Amortization                         369,957       313,662
                                               --------      --------
                                                507,062       455,076
                                               --------      --------
Deferred Charges and Other Assets                37,389        32,268
                                               --------      --------
                                               $731,269      $618,947
                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Preferred Stock
  and Long-Term Debt                           $  3,500      $  5,000
Notes Payable                                    47,000         2,000
Accounts Payable                                 73,713        52,926
Accrued Taxes                                    10,299         9,515
Exchange Gas and Other                           27,447        51,421
                                               --------      --------
                                                161,959       120,862
                                               --------      --------
Deferred Liabilities, Credits and
  Reserves:
Deferred Income Taxes                            60,444        49,252
Deferred Revenues (See Note 1(L))                43,692            --
Other                                            21,879        32,455
                                               --------      --------
                                                126,015        81,707
                                               --------      --------

Long-Term Debt                                  231,881       220,009
                                               --------      --------
Commitments and Contingent Liabilities
  (Notes 5 and 11)

Preferred Stock Subject to Mandatory
  Redemption                                      2,858         4,500
                                               --------      --------
Stockholders' Equity:
Preferred Stock                                   7,000         7,000
                                               --------      --------
Common Stock:
  Authorized - 25,000,000 Shares, Par
    Value $5 Per Share
  Outstanding - 15,035,301 and 9,763,592
    Shares, Respectively                         75,177        48,818
Additional Paid-in Capital                       28,907        48,287
Retained Earnings                                97,472        87,764
                                               --------      --------
Total Common Stockholders' Equity               201,556       184,869
                                               --------      --------
Total Stockholders' Equity                      208,556       191,869
                                               --------      --------
                                               $731,269      $618,947
                                               ========      ========

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
Years Ended December 31, 1993, 1992 and 1991
K N Energy, Inc. and Subsidiaries


                                                                                               Additional
                                                          Common Stock       Treasury Stock      Paid-In    Retained
                                                     ____________________  __________________
                                                         Shares  Amount     Shares     Amount    Capital    Earnings
____________________________________________________________________________________________________________________
                                                                           (Dollars in Thousands)

Balance, December 31, 1990                            9,540,817   $47,704  (54,455)   $(1,359)   $44,847     $90,623
Net Income                                                                                                     4,350
Cash Dividends -
  Common, $0.79 Per Share                                                                                    (11,359)
  Preferred                                                                                                   (1,382)
Loss on Redemption of Preferred Stock                                                                            (53)
Treasury Stock Acquired                                                   (236,100)    (5,794)
Employee Stock Options                                    5,083        26   24,482        613         53        (252)
Employee Benefit Plans                                  112,799       564   82,495      1,934      1,961         (17)
Dividend Reinvestment and Stock Purchase Plans                2        --  118,808      2,879         --        (174)
                                                     ----------   -------  -------    -------    -------     -------
Balance, December 31, 1991                            9,658,701    48,294  (64,770)    (1,727)    46,861      81,736
Net Income                                                                                                    19,593
Cash Dividends -
  Common, $0.85 Per Share                                                                                    (12,417)
  Preferred                                                                                                     (989)
Treasury Stock Acquired                                                    (48,833)    (1,306)
Employee Stock Options                                   46,593       233       --         --        423          --
Employee Benefit Plans                                    3,943        20   31,070        830         87         (51)
Dividend Reinvestment and Stock Purchase Plans           54,355       271   82,533      2,203        916        (108)
                                                     ----------   -------  -------    -------    -------     -------
Balance, December 31, 1992                            9,763,592    48,818       --         --     48,287      87,764
Net Income                                                                                                    24,275
Cash Dividends -
  Common, $0.92 Per Share                                                                                    (13,757)
  Preferred                                                                                                     (810)
Common Stock Split                                    4,997,984    24,990       --         --    (25,024)         --
Employee Stock Options                                   81,416       407       --         --        949          --
Employee Benefit Plans                                   20,717       104       --         --        560          --
Dividend Reinvestment and Stock Purchase Plans          171,592       858       --         --      4,135          --
                                                     ----------   -------  -------    -------    -------     -------
Balance, December 31, 1993                           15,035,301   $75,177       --    $    --    $28,907     $97,472
                                                     ==========   =======  =======    =======    =======     =======

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
K N Energy, Inc. and Subsidiaries

                                                                           Years Ended December 31
                                                                       _____________________________
                                                                          1993       1992       1991
____________________________________________________________________________________________________
                                                                          (Dollars in Thousands)
Cash Flows From Operating Activities:
Income from Continuing Operations                                      $24,275    $19,593    $21,600
Adjustments to Reconcile Income from Continuing Operations to
  Net Cash from Operating Activities:
  Depreciation, Depletion and Amortization                              26,156     24,187     21,361
  Provisions for Losses on Accounts Receivable                             875        251        510
  Gain on Sale of Facilities                                                --       (188)        --
  Deferred Income Taxes                                                  7,606      4,387     (8,088)
  Deferred Purchased Gas Costs                                         (11,925)        --     11,575
  Other Funds Used During Construction                                     516        203        337
Changes in Other Working Capital Items                                 (18,373)   (10,933)    17,640
Changes in Other Assets and Liabilities                                 14,184     (4,273)     7,186
                                                                       -------    -------    -------
Net Cash Flows from Continuing Operations                               43,314     33,227     72,121
Net Cash Flows from Discontinued Operations                                 --         --    (11,157)
                                                                       -------    -------    -------
Net Cash Flows Provided By Operating Activities                         43,314     33,227     60,964
                                                                       -------    -------    -------
Cash Flows From Investing Activities:
Capital Expenditures - Continuing Operations                           (63,068)   (60,117)   (59,394)
                     - Discontinued Operations                              --         --     (1,983)
Acquisitions (Net of Cash Acquired of $1,535,000 in 1992)              (25,660)    (8,715)        --
Other Funds Used During Construction                                      (516)      (203)      (337)
Investments                                                               (150)    (1,059)    (2,100)
Proceeds from Sale of Facilities                                           220        281         43
Proceeds from Sale of Discontinued Operations                               --         --      7,224
                                                                       -------    -------    -------
Net Cash Flows Used In Investing Activities                            (89,174)   (69,813)   (56,547)
                                                                       -------    -------    -------
Cash Flows From Financing Activities:
Short-Term Debt (Net)                                                   45,000      2,000     (6,000)
Long-Term Debt- Issued                                                  50,000    100,000     45,000
              - Retired                                                (39,014)   (56,945)   (17,467)
Preferred Stock Redemption                                              (2,143)    (2,143)    (4,696)
Common Stock Issued                                                      6,979      1,791      2,161
Treasury Stock- Issued                                                      --      3,033      5,426
              - Acquired                                                    --     (1,306)    (5,794)
Cash Dividends- Common                                                 (13,757)   (12,417)   (11,359)
              - Preferred                                                 (810)      (989)    (1,382)
Premium on Debt Reacquisition and Issue Costs                           (3,597)    (2,557)      (481)
                                                                       -------    -------    -------
Net Cash Flows Provided By Financing Activities                         42,658     30,467      5,408
                                                                       -------    -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents                    (3,202)    (6,119)     9,825
Cash and Cash Equivalents at Beginning of Year                           7,962     14,081      4,256
                                                                       -------    -------    -------
Cash and Cash Equivalents at End of Year                               $ 4,760    $ 7,962    $14,081
                                                                       =======    =======    =======

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

(A) Principles of Consolidation

       The consolidated financial statements include the accounts of K N Energy, Inc. ("K N") and all of its subsidiaries (the "Company"). All material intercompany items and transactions have been eliminated.

(B) Basis of Accounting

       The accounting policies of the Company conform to generally accepted accounting principles. For the regulated public utilities in the Company, these accounting principles are applied in accordance with Statement of Financial Accounting Standards No. 71, which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effect of regulation.

(C) Gas Service Revenues

       Natural gas revenues are recorded on the basis of gas delivered to customers to the end of each accounting period. This includes unbilled revenues representing the estimated amount customers will be billed for gas delivered from the time meters were last read to the end of the accounting period, net of cost of gas where applicable.
Gas transportation revenues are recorded on the basis of capacity reserved on and gas transported through the pipeline systems. The Company receives a fee for its transportation services; however, there are no purchased gas expenses associated with the transportation function.

(D) Income Taxes

       The Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of January 1, 1992. SFAS 109 requires recognition of deferred income tax assets and liabilities based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit that, more likely than not, is expected to not be realized. The adoption of SFAS 109 had an insignificant effect on the Company's financial position and results of operations, since the Company had already adopted the liability method of accounting under Statement of Financial Accounting Standards No. 96.

(E) Earnings Per Share

       Earnings per share are computed based on the monthly weighted average number of common shares outstanding during the periods. There are no other securities or common stock equivalents which have a material dilutive effect on earnings per share. On August 10, 1993, K N's Board of Directors declared a three-for-two common stock split which was distributed on October 4, 1993, to common shareholders of record on September 15, 1993. The par value of the common stock did not change. All weighted average and per share amounts in the accompanying financial statements have been restated to reflect the stock split. The weighted average number of common shares outstanding was 14,913,000 in 1993, 14,580,000 in 1992 and 14,459,000 in 1991.

(F) Nonutility Gas Marketing Subsidiaries

       Gas marketing subsidiaries' revenues are included in "Gas
Marketing and Gathering," and their gas purchase costs are included in "Gas Purchases."

(G) Prepaid Gas

       Prepaid gas represents payments made in lieu of taking delivery of (and purchasing) natural gas under the take-or-pay provisions of the Company's gas purchase contracts, net of any subsequent recoupments in kind from producers. All funds paid by the Company for take-or-pay are fully recoupable from future production, and are recorded as an asset (Prepaid Gas). When recoupment is made in kind in a subsequent contract year, natural gas purchase expense is recorded and the asset is reduced.

(H) Property, Plant and Equipment

       Utility plant is stated at the original cost of construction, which includes indirect costs such as payroll taxes, fringe benefits, administrative and general costs and an allowance for funds used during construction.

       Expenditures which increase capacities or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. The cost of depreciable utility property, plant and equipment retired, plus the cost of removal less salvage, is deducted from accumulated depreciation with no effect on current period earnings.

(I) Exploration and Development Costs

       K N's oil and gas subsidiaries follow the "successful efforts" method of accounting. Under this method, acquisition costs, successful exploration costs and development costs are capitalized and unsuccessful exploration costs, lease rentals and evaluation costs are expensed.

(J) Depreciation, Depletion and Amortization

       Depreciation is computed based on the straight-line method over the estimated useful life for most utility property, plant and equipment. The unit-of-production method is used for computing depreciation, depletion and amortization for oil and gas properties.

(K) Gas in Underground Storage

       K N's regulated interstate retail distribution business and Northern Gas Company record storage injections at the average cost of purchased gas for the year. Storage withdrawals are priced on the last-in first-out ("LIFO") method. K N Gas Supply Services, Inc., a nonjurisdictional subsidiary, prices storage injections at the average cost of purchased gas each month. Storage withdrawals are priced at the average cost of storage gas at the beginning of each month. Rocky Mountain Natural Gas Company prices storage injections at the average cost of purchased gas for the year. Storage withdrawals are priced on the first-in first-out ("FIFO") method.

       The Company also maintains gas in its underground storage facilities on behalf of certain third parties. The Company receives a fee for its storage services but does not reflect the value of third party gas in the accompanying financial statements.

(L) Deferred Revenues

       In January 1994, contract demand receivables with a face amount of $41 million were sold to a financial institution. No gain or loss was recorded on the sale. The Company is deferring revenues from certain gas sales agreements associated with these receivables pending final disposition of related gas purchase contracts.

(M) Reclassification of Prior Year Amounts

       Certain prior year amounts have been reclassified to conform with the 1993 presentation.

(N) Cash Flow Information

       The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       Changes in Other Working Capital Items Summary, Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of
Noncash Investing and Financing Activities are as follows:

                                                                                        1993       1992       1991
__________________________________________________________________________________________________________________
                                                                                          (Dollars in Thousands)
Changes in Other Working Capital Items
  Summary (Net of Acquisition Effects):
Accounts Receivable                                                                 $(31,527)  $(14,502)   $17,458
Material and Supplies                                                                 (1,158)       806       (809)
Gas in Underground Storage                                                              (581)        10       (670)
Accounts Payable, Accrued Taxes and Other Current Liabilities                         21,845      6,985     11,991
Exchange Gas, Net                                                                       (471)     1,440     (7,623)
Other Current Assets                                                                  (6,481)    (5,672)    (2,707)
                                                                                    --------   --------    -------
                                                                                    $(18,373)  $(10,933)   $17,640
                                                                                    ========   ========    =======

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
  Interest (Net of Amount Capitalized)                                              $ 21,131   $ 18,088    $15,079
                                                                                    ========   ========    =======

  Income Taxes                                                                      $  7,031   $  5,264    $ 9,647
                                                                                    ========   ========    =======

Supplemental Schedule of Noncash Investing and Financing Activities
(A) The Company purchased all of the capital stock of two corporations, each of which owned gas distribution systems, for $5,248,000 in 1992.  In conjunction with the acquisitions, liabilities were assumed as follows:
Fair Value of Assets Acquired                                                                  $  7,200
Cash Paid for the Capital Stock                                                                  (5,248)
                                                                                               --------
Liabilities Assumed                                                                            $  1,952
                                                                                               ========

(B) In connection with the exchange and lease of gathering and processing facilities described in Note 4(D), the Company exchanged its interest in the Tyrone Gas Gathering system as a portion of the consideration.

2.  Restructuring and Reorganization

        On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636") which requires a fundamental restructuring of interstate natural gas pipelines.

        A separate restructuring docket was established for each interstate pipeline, including K N (Docket No. RS92-19-000). On November 2, 1992, K N made its compliance filing reflecting K N's proposal for its restructured services to implement Order 636. K N's proposal was revised in response to subsequent FERC orders. As authorized by FERC, K N implemented Order 636 restructured services on October 1, 1993. As a part of its action on K N's restructuring proposal, FERC approved implementation of K N's gas supply realignment ("GSR") crediting mechanism.

        K N requested FERC approval, as a result of Order 636, to transfer all of its interstate transmission and storage facilities to K N Interstate Gas Transmission Co. ("KNI"), a wholly-owned jurisdictional subsidiary of K N, and substantially all of its gathering and processing facilities to K N Gas Gathering, Inc. ("KNGG"), a nonjurisdictional wholly-owned subsidiary of K N. In its May 5, 1993 order, FERC approved the transfer of K N's interstate gas transmission and storage facilities to KNI effective October 1, 1993. On November 1, 1993, FERC authorized the transfer of gathering and processing facilities from KNI to KNGG. The transfer was effective January 1, 1994, and included approximately $70 million of gross property, plant and equipment.

        Order 636 required pipelines to unbundle sales and transportation services. KNI has complied with FERC's directive to mitigate its GSR costs caused by this restructuring. KNI's GSR process allows for the assignment of its above-market contracts. Under KNI's tariff, every shipper has a right to take assignment of these above-market contracts. Shippers may either take assignment of these above-market contracts or enter into a negotiated exit fee. This should obviate the need to make any GSR cost recovery filing with FERC.

3.  Regulatory Matters

        On December 30, 1993, KNI made a rate filing with FERC requesting a $12.0 million annual increase in revenues. The new rates will become effective July 1, 1994, subject to refund.

        In February 1992, K N filed a rate restatement with FERC pursuant to FERC's purchased gas adjustment regulations. The filing proposed no change in K N's current rates. K N submitted an offer of Settlement and Stipulation ("Settlement") in August 1993. FERC approved the Settlement on November 17, 1993. Terms of the Settlement did not have a material effect on K N's financial position or results of operations.

        In February 1993, K N filed general rate applications in all 177 retail Nebraska communities it serves, requesting an increase in aggregate annual revenues of $2.2 million. Pursuant to Nebraska statute, the new rates became effective May 2, 1993, subject to refund. An agreement was reached in August 1993, between the Company and representatives of the 10 rate areas in Nebraska. Under the terms of the agreement, K N received a $1.4 million annual rate increase. Revenues collected above the settlement rates were refunded to the customers in December 1993.

        In June 1990, K N filed general rate applications in 147 central and eastern Nebraska communities requesting an increase in aggregate annual revenues of $6.7 million. Pursuant to Nebraska statute, the new rates were put into effect on October 1, 1990, subject to refund. The majority of the communities adopted a lower rate increase. K N filed for injunctions against these communities. On August 27, 1993, the Nebraska Supreme Court ruled that natural gas rates placed into effect by K N as interim rates on October 1, 1990, were properly justified and should be allowed to stand. In 1992, K N reduced the deferred portion of the increased revenues resulting from these rate applications and recorded as revenue $3.8 million of amounts previously deferred in 1990 and 1991. The remaining deferred revenues relating to this matter, totaling $1.6 million, were recorded as revenue in 1993.

        In June 1992, K N filed an application for a "make whole" rate increase with the Colorado Public Utilities Commission ("CPUC"). The new rates, which resulted in increased annual revenues of $0.7 million, were approved by the CPUC and became effective August 1, 1992.

        In December 1992, K N filed an application with the Wyoming Public Service Commission ("WPSC") for an annualized general rate increase of $1.2 million. In April 1993, the WPSC issued an order granting K N a $1.1 million annual rate increase effective May 1, 1993.

        In March 1993, K N filed an application with the Kansas
Corporation Commission ("KCC") for an annualized general rate increase of $3.3 million. On October 28, 1993, the KCC issued an order approving a settlement agreement between K N and the interested parties which granted K N a $2.4 million annual rate increase effective October 1, 1993.

4.  Acquisitions

(A) Wattenberg

        On April 1, 1993, the Company completed the $48 million acquisition of the Wattenberg natural gas gathering and transmission system. The system has both regulated and nonregulated components.
The regulated transmission segment, approximately $18 million of the acquisition, was financed with corporate funds, and the balance of the system was financed through an operating lease. The system gathers and transports gas from approximately 1,800 receipt points in northeastern Colorado.

(B) Oil and Gas Reserve Acquisition

        On February 1, 1994, the Company's oil and gas development subsidiaries, K N Production Company and GASCO, Inc., acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming for a total purchase price of approximately $30 million. The acquired properties have total net reserves of approximately 50 billion cubic feet equivalent of natural gas. The Company is discussing the possible sharing of ownership interests and non-recourse financing with other parties.

(C) Wind River

        Effective June 1, 1993, Wind River Gathering Company acquired approximately 110 miles of natural gas pipeline and facilities in Wyoming's Wind River Basin. Wind River Gathering Company is a joint venture between KNGG and a subsidiary of Tom Brown, Inc., a Wind River Basin producer. KNGG manages the operations of the gathering system. KNGG paid approximately $2 million for its interest in the joint venture.

(D) Exchange and Lease of Gathering and Processing Facilities

        On October 1, 1992, K N exchanged its Tyrone gas gathering system located in the Oklahoma panhandle for a natural gas processing plant and gathering system located near Douglas, Wyoming. KNGG is operator of the Douglas system, and entered into an operating lease for the facilities with a financial institution.

(E) Distribution Systems

        On March 31, 1992, K N acquired the stock of two corporations for $3.7 million in net cash. The acquired corporations owned two gas utility distribution systems serving approximately 7,000 customers, mainly in northeastern Wyoming. The acquisition was accounted for as a purchase, and the corporations were merged into K N effective April 1, 1992.

5.  Litigation

        K N is named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"). The site is known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision"). The EPA's remedy consists of two parts, "Operating Unit One," which addresses the groundwater cleanup and "Operating Unit Two," which addresses cleanup procedures for the soil and free-phase petroleum product.

        A Consent Decree between the Company, the EPA and another PRP was entered on October 2, 1991, in the Wyoming Federal District Court. Groundwater cleanup under Operating Unit One has been proceeding since 1990. On September 14, 1993, the EPA certified that the remedial action for Operating Unit One was "operational and functional." This is the last step in the Superfund process prior to remedy completion.

        In July 1992, the EPA approved the Company's Operating Unit Two workplan and the Company received an EPA "Statement of Work." The work required to be performed for Operating Unit Two commenced during the third quarter of 1992 and is expected to continue through 1995 at a total cost estimated not to be more than $1.0 million.

        With regard to this same Superfund site, in 1987 the State of Wyoming filed suit against several parties (including K N) for injunctive relief, penalties and unquantified damages claimed to have resulted from alleged pollution of groundwater and soils in the Brookhurst Subdivision. On April 1, 1993, the Wyoming District Court dismissed the lawsuit, finding that K N had diligently remedied the alleged pollution.

        On October 20, 1989, a lawsuit was filed against the Company and 18 other defendants on behalf of a group of 268 individuals who reside or resided in the Brookhurst Subdivision, seeking damages for alleged releases of certain chemicals to the soil, groundwater and air. On February 5, 1993, the Company reached agreement to settle the above-described dispute. The settlement, which was approved by the Wyoming District Court, resolved all disputes between the parties and closed the lawsuit. A reserve for the settlement amount and related matters had been established in the Company's financial statements prior to 1993 and, accordingly, such settlement did not have any material adverse impact on the Company's financial position or results of operations.

        On November 30, 1990, the Company initiated an action against a number of its insurance carriers for a declaration of the carriers' contractual obligations to provide insurance coverage for all sums associated with the alleged losses under the state, Federal and toxic tort claims related to the Brookhurst Subdivision. The Company entered into formal settlements with all of the defendants in the lawsuit in 1993, and received settlement proceeds associated therewith.

        On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company and KNGG, have violated Federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract.

        No specific monetary damages have been claimed, although Grynberg has requested that any actual damages awarded be trebled. In addition, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from the Company's natural gas gathering and transportation system in northwest Colorado.

        On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff.

        The Company believes it has meritorious defenses to all lawsuits and legal proceedings in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

6.  Income Taxes

        See Note 1(D) regarding the method of accounting for income taxes.

        Components of the income tax provision applicable to Federal and state income taxes are as follows (in thousands):

                                                                    1993     1992     1991
__________________________________________________________________________________________
Taxes Currently Payable:
  Federal                                                        $ 4,312  $ 6,728  $ 1,290
  State                                                            2,461      688    1,185
                                                                 -------  -------  -------
  Total                                                            6,773    7,416    2,475
                                                                 -------  -------  -------
Taxes Deferred:
  Federal                                                          7,573    2,993   (7,631)
  State                                                               33    1,394     (457)
                                                                 -------  -------  -------
  Total                                                            7,606    4,387   (8,088)
                                                                 -------  -------  -------
Total Tax Provision                                               14,379   11,803   (5,613)
Less Tax Effect of:
  Discontinued Coal Mining Operations -
    Loss from Operations                                              --       --     (351)
    Loss on Sale                                                      --       --  (18,944)
                                                                 -------  -------  -------
Total Tax Provision on Income from Continuing Operations         $14,379  $11,803  $13,682
                                                                 =======  =======  =======
Effective Tax Rate on Income from Continuing Operations            37.2%    37.6%    38.8%
                                                                 =======  =======  =======

       The difference between the statutory Federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                                    1993     1992     1991
__________________________________________________________________________________________
Federal Income Tax Rate                                            35.0%    34.0%    34.0%
Increase (Decrease) as a Result of -
  State Income Tax, Net of Federal Benefit                          4.2%     4.4%     5.0%
  Other                                                            (2.0%)   (0.8%)   (0.2%)
                                                                   -----    -----    -----
Effective Tax Rate                                                 37.2%    37.6%    38.8%
                                                                   =====    =====    =====

       The Company has recorded deferred regulatory assets of $1.5 million and $2.1 million, and deferred regulatory liabilities of $4.4 million and $7.3 million at December 31, 1993 and 1992, respectively, which are expected to result in cost-of-service adjustments. These amounts reflect the "gross of tax" presentation required under SFAS
109.  T   he Company reduced its deferred regulatory liability by $2.2 million as a result of the Federal tax rate increase from 34 percent to 35 percent. The deferred tax assets and liabilities and deferred regulatory assets and liabilities for rate-regulated entities computed according to SFAS 109 at December 31, 1993 and 1992 result from the following (in thousands):

                                                                 December 31
                                                             __________________
                                                                1993       1992
_______________________________________________________________________________
Deferred Tax Assets:
  Unbilled Revenue                                           $ 2,454    $ 1,599
  Vacation Accrual                                             1,443      1,215
  State Taxes                                                  2,652      2,454
  Capitalized Overhead Adjustment                              3,388      3,526
  Operating Reserves                                           1,497      2,378
  Rate Matters (PGA)                                              --      1,387
  Deferred Revenues                                            1,526         --
  Other                                                        3,351      2,148
  Revenue Subject to Refund                                       --        456
                                                             -------    -------
Total Deferred Tax Assets                                     16,311     15,163
                                                             -------    -------
Deferred Tax Liabilities:
  Liberalized Depreciation                                    65,098     56,581
  Rate Matters                                                 6,104      3,936
  Prepaid Pension                                              3,432      3,000
  Other                                                        2,121        898
                                                             -------    -------
Total Deferred Tax Liabilities                                76,755     64,415
                                                             -------    -------
Net Deferred Tax Liabilities                                 $60,444    $49,252
                                                             =======    =======
SFAS 109 Deferred Accounts for Rate Regulated Entities:
  Liabilities                                                $ 4,379    $ 7,305
                                                             =======    =======
  Assets                                                     $(1,455)   $(2,148)
                                                             =======    =======

7.  Financing

(A) Notes Payable

        The Company has credit agreements with eight banks to either borrow or use as commercial paper support, up to a total of $90.0 million at December 31, 1993. At December 31, 1993, $10.0 million was outstanding under the credit agreements at an interest rate of 3.27 percent. No amounts were outstanding under the credit agreements at December 31, 1992. Borrowings are made at prime or a rate less than prime negotiated on the borrowing date and for a term of not more than one year. The Company pays the banks a fee of one quarter of one percent per annum of the unused commitment.

        Commercial paper issued by the Company represents unsecured short-term notes with maturities up to 270 days from the date of issue. Rates at which commercial paper was issued during the year ranged from
3.2 percent to 3.7 percent. At December 31, 1993 and 1992, $37.0 million and $2.0 million of commercial paper, respectively, were outstanding.

(B)Long-Term Debt

        Long-term debt at December 31, 1993 and 1992 was as follows (in thousands):

                                                                 December 31
                                                            ____________________
                                                                1993        1992
________________________________________________________________________________
Debentures:
  6.5% Series, Due 2013                                     $ 50,000    $     --
  7.85% Series, Due 2022                                      29,985      30,000
Sinking Fund Debentures:
  10 3/4% Series, Due 2008                                        --      35,000
  9.95% Series, Due 2020                                      20,000      20,000
  9 5/8% Series, Due 2021                                     45,000      45,000
  8.35% Series, Due 2022                                      35,000      35,000
Unamortized Debt Discount                                       (604)       (491)
Senior Notes:
  7.27%, Due 1995-2002                                        35,000      35,000
Medium-Term Notes:
  9.96% Average Rate, Due 1994-1999                           20,500      24,500
Current Maturities of Long-Term Debt                          (3,000)     (4,000)
                                                            --------    --------
Total Long-Term Debt                                        $231,881    $220,009
                                                            ========    ========

       Maturities of long-term debt for the five years ending December 31, 1998, are as follows (in thousands):

Year Ending
December 31                                                    Amount
_____________________________________________________________________
1994                                                           $3,000
1995                                                            7,500
1996                                                            7,000
1997                                                            6,000
1998                                                            9,000

       In September 1993, K N sold $50 million of 6.5% debentures at an all-in cost to K N of 6.61 percent. The principal of each debenture is payable annually in equal installments of ten percent of the original principal amount beginning in September 2004, and K N has an option to increase such installments by up to ten percent of the original principal amount. Proceeds from the debt financing were used to redeem K N's 10 3/4% sinking fund debentures and to fund capital expenditures.

       In September 1992, K N sold publicly $65 million of debentures in two separate offerings at a combined all-in cost to the Company of
8.38 percent. One offering consisted of $35 million of 8.35% sinking fund debentures due September 2022, with mandatory annual sinking fund payments commencing in September 2003. The other offering consisted of $30 million of 7.85% debentures due September 2022. In December 1992,
K N sold $35 million of 7.27% senior notes. Final maturity of this debt is December 2002, with note maturities commencing in December
1995. Proceeds from these debt financings were used to refund the 8 1/2%, 9% and 9 7/8% sinking fund debentures, reduce short-term debt, and fund capital expenditures.

       On November 30, 1993, the Securities and Exchange Commission approved a shelf registration for the sale of $200 million in debt securities in anticipation of future long-term financing needs. No funds have been drawn under this shelf registration.


       At December 31, 1993 and 1992, the carrying amount of K N's long-term debt was $235.5 million and $224.5 million, respectively, and the estimated fair value was $253.3 million and $234.7 million, respectively. The fair value of K N's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to K N for debt of the same remaining maturation.

8.  Preferred Stock

       Preferred stock at December 31, 1993 and 1992 was as follows
(in thousands):

                                                                                December 31
                                                                             ________________
                                                                               1993      1992
_____________________________________________________________________________________________
Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
  All Without Par Value -
  Redeemable Solely at Option of Company - Class A, $5.00 Cumulative
    Series, 70,000 Shares                                                    $7,000    $7,000
                                                                             ======    ======
  Subject to Mandatory Redemption at $100 Per Share -
    Class A, $8.50 Cumulative Series, 5,000 Shares in 1993 and
      15,000 Shares in 1992                                                  $  500    $1,500
    Class B, $8.30 Cumulative Series, 28,576 Shares in 1993 and
      40,004 Shares in 1992                                                   2,858     4,000
    Current Sinking Fund Requirements                                          (500)   (1,000)
                                                                             ------    ------
    Total Preferred Stock Subject to Mandatory Redemption                    $2,858    $4,500
                                                                             ======    ======

(A) Class A $8.50 Preferred Stock

       The Class A $8.50 Preferred Stock is subject to mandatory redemption through a sinking fund (at $100 per share, plus accrued and unpaid dividends) of $500,000 in 1994. At the option of the Company, this stock is redeemable, in whole or in part, at $100.85 per share during 1994. In each of the years 1993 and 1992, the Company redeemed 10,000 shares subject to mandatory redemption. In 1991, the Company redeemed 10,000 shares subject to mandatory redemption and an additional 25,000 shares at $102.13 per share.

(B) Class B $8.30 Preferred Stock

       The Class B $8.30 Preferred Stock is subject to mandatory redemption through a sinking fund (at $100 per share, plus accrued and unpaid dividends) of $571,400 annually from 1995 through 1998 and $572,000 in 1999. At the option of the Company, this stock is redeemable, in whole or in part, at $101.74 per share prior to January 2, 1995; such redemption price is reduced annually thereafter until January 2, 1998, when it becomes $100 per share. Also, at the option of the Company, 5,714 shares of this stock may be redeemed in each of the years 1994 through 1998, inclusive, at $100 per share. In each of the years 1993, 1992 and 1991, the Company redeemed 5,714 shares subject to mandatory redemption, and an additional 5,714 shares at $100 per share.

(C) Class A $5.00 Preferred Stock

       The Class A $5.00 Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time on 30 days' notice at

$105 per share plus accrued dividends. This series has no sinking fund requirements.

(D) Rights of Preferred Shareholders

       All outstanding series of preferred stock have voting rights.

       If, for any class of preferred stock, the Company (i) is in arrears on dividends, (ii) has failed to pay or set aside any amounts required to be paid or set aside for all sinking funds, or (iii) is in default on any of its redemption obligations, then no dividends shall be paid or declared on any junior stock nor shall any junior stock be purchased or redeemed by the Company. Also, if dividends on any class of preferred stock are sufficiently in arrears, the holders of that stock may elect one-third of the Company's Board of Directors.

(E) Combined Aggregate Redemption Requirements

       The combined aggregate amount of mandatory redemption requirements for all preferred issues for the five years ending
December 31, 1998, are as follows (in thousands):

Year Ending
December 31                                                    Amount
_____________________________________________________________________
1994                                                             $500
1995-1998                                                         571

(F) Fair Value

       At December 31, 1993, both the carrying amount and the estimated fair value of K N's outstanding preferred stock subject to mandatory redemption were $3.4 million, compared with $5.5 million and $5.6 million, respectively, at December 31, 1992. The fair value of K N's preferred stock is estimated based on an evaluation made by an independent security analyst.

9.  Employee Benefits

(A) Retirement Plans

       The Company has defined benefit pension plans covering substantially all full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment. These plans are tax qualified subject to the minimum funding requirements of ERISA. The Company's funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income and equity funds.

      Net pension cost for 1993, 1992 and 1991 included the following components (in thousands):

                                                          1993      1992      1991
__________________________________________________________________________________
Service Cost - Benefits Earned During the Period       $ 2,579   $ 2,712   $ 2,467
Interest Cost on Projected Benefit Obligation            5,698     5,153     4,888
Actual Return on Assets                                (14,976)   (5,486)  (15,550)
Net Amortization and Deferral                            6,714    (2,598)    8,610
                                                       -------   -------   -------
Net Periodic Pension Cost                              $    15   $  (219)  $   415
                                                       =======   =======   =======

       The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements at December 31, 1993 and 1992 (in thousands):

                                                                            December 31
                                                                        ___________________
                                                                            1993       1992
___________________________________________________________________________________________
Actuarial Present Value of Benefit Obligations:
  Vested Benefit Obligation                                             $(71,914)  $(65,367)
                                                                        ========   ========
  Accumulated Benefit Obligation                                        $(73,005)  $(66,792)
                                                                        ========   ========
  Projected Benefit Obligation                                          $(81,554)  $(74,765)
Plan Assets at Fair Value                                                101,457     89,739
                                                                        --------   --------
Plan Assets in Excess of Projected Benefit Obligation                     19,903     14,974
Unrecognized Net Gain                                                     (9,504)    (5,235)
Prior Service Cost Not Yet Recognized in Net Periodic Pension Costs          236        256
Unrecognized Net Asset at January 1                                       (1,675)    (1,817)
                                                                        --------   --------
Prepaid Pension Cost                                                    $  8,960   $  8,178
                                                                        ========   ========

       The rate of increase in future compensation and the expected long-term rate of return on assets were 4.5 percent and 8.5 percent, respectively, for 1993, and 5.0 percent and 9.25 percent, respectively, for 1992 and 1991. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent for all three periods.

       The Company also contributes the lesser of ten percent of the Company's net income or ten percent of normal employee compensation to the Employees Retirement Fund Trust Profit Sharing Plan (a defined contribution plan). Contributions by the Company were $2,588,000, $2,090,000 and $464,000 for 1993, 1992 and 1991, respectively.

(B) Other Postretirement Employee Benefits

       The Company has a defined benefit postretirement plan providing medical care benefits upon retirement for all eligible employees with at least five years of credited service as of January 1, 1993, and their eligible dependents. Retired employees are required to contribute monthly amounts which depend upon the retired employee's age, years of service upon retirement and date of retirement.

       This plan also provides life insurance benefits upon retirement for all employees with at least ten years of credited service who are age 55 or older when they retire. The Company pays for a portion of the life insurance benefit; employees may at their option increase the benefit by making contributions from age 55 until age 65 or retirement, whichever is earlier. In 1993, the Company began funding the future expected postretirement benefit costs under the plan by making payments to Voluntary Employee Benefit Association trusts. The Company's funding policy is to contribute amounts within the deductible limits imposed on Internal Revenue Code Sec. 501(c)(9) trusts. Plan assets consist primarily of pooled fixed income funds.

       Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106") which requires the accrual of the expected costs of postretirement benefits other than pensions during the years that employees render service. The Accumulated Postretirement Benefit Obligation ("APBO") of the plan at January 1, 1993, was approximately $18.8 million. The Company has elected to amortize this transition obligation to expense over a 20-year period.

       Net postretirement benefit cost for the defined benefit plan in 1993 included the following components (in thousands):

                                                                1993
____________________________________________________________________
Service Cost - Benefits Earned During the Period              $  379
Interest Cost on APBO                                          1,349
Actual Return on Assets                                          (14)
Net Amortization and Deferral                                    953
                                                              ------
Net Periodic Postretirement Benefit Cost                      $2,667
                                                              ======

       Prior to 1993, the cost of providing medical care benefits to retired employees was recognized as expense as claims were paid, and the cost of life insurance benefits for retirees was not accrued. Instead, life insurance claims were paid from a trust fund resulting from termination of third party coverage. The Company's net cost of medical care claims for retirees was approximately $1.2 million and $1.1 million in 1992 and 1991, respectively. In 1993, the incremental effect on postretirement cost as a result of adopting SFAS 106 was a $1.3 million increase.

       The following table sets forth the plan's funded status and the amounts recognized in the Company's financial statements at December 31, 1993(in thousands):

                                                                                       December 31
                                                                                       ___________
                                                                                              1993
__________________________________________________________________________________________________

Accumulated Postretirement Benefit Obligation:
  Retirees                                                                                $(13,920)
  Active Plan Participants                                                                  (5,197)
                                                                                          --------
  Total APBO                                                                               (19,117)
Plan Assets at Fair Value                                                                      924
                                                                                          --------
Accumulated Postretirement Benefit Obligation in Excess of Plan Assets                     (18,193)
Unrecognized Net Gain                                                                           (6)
Prior Service Cost Not Yet Recognized in Net Periodic Postretirement Benefit Cost               --
Unrecognized Transition Obligation                                                          17,847
                                                                                          --------
Accrued Postretirement Benefit Cost                                                       $   (352)
                                                                                          ========

       The weighted average discount rate used in determining the actuarial present value of the APBO was 7.5 percent; the assumed health care cost trend rate was 11 percent for 1993, nine percent for 1994 and seven percent for 1995 and beyond. A one-percentage-point increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of the 1993 net periodic postretirement benefit cost by

$0.1 million and would have increased the APBO as of December 31, 1993, by $0.1 million.

       K N's interstate retail distribution business, in connection with rate filings described in Note 3 for Kansas, Nebraska and Wyoming, has received regulatory approval to include in the cost-of-service component of its rates the cost of postretirement benefits as measured by application of SFAS 106. In addition, KNI has requested similar regulatory treatment from FERC in connection with its rate filing, also described in Note 3. At December 31, 1993, no SFAS 106 costs were deferred as regulatory assets.

(C) Other Postemployment Benefits

       In November 1992, FASB issued SFAS 112, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. SFAS 112 is effective for fiscal years beginning after December 15, 1993. Implementation of SFAS 112 is not expected to have a material effect on the Company's financial position or results of operations.

10. Common Stock Option and Purchase Plans

       The Company has incentive stock option plans for key employees and nonqualified stock option plans for its nonemployee directors. Under the plans, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Pursuant to amendments to the plans' provisions, options granted after 1989 vest over three to five years and expire ten years after date of grant. Under earlier grants, all options vested immediately or within three years and are exercisable for ten years from date of grant.

       At December 31, 1993, 91 employees, officers and directors held options under the plans. The changes in stock options outstanding during 1993, 1992 and 1991 are as follows, restated to reflect the three-for-two common stock split described in Note 1(E):

                                                    Number of      Option Price
                                                       Shares         Per Share
_______________________________________________________________________________
Outstanding at December 31, 1990                      480,416     $ 5.28-$16.79
Granted                                                99,590     $15.08-$16.04
Exercised                                             (64,505)    $10.29-$14.75
Expired                                                (2,252)    $ 6.08-$14.75
                                                      -------
Outstanding at December 31, 1991                      513,249     $ 5.28-$16.79
Granted                                                25,492         $16.46
Exercised                                             (92,790)    $ 5.28-$15.08
                                                      -------
Outstanding at December 31, 1992                      445,951     $ 5.28-$16.79
Granted                                               123,000     $23.04-$28.00
Exercised                                            (135,522)    $ 5.28-$16.79
Expired                                                (6,751)    $ 6.72-$23.04
                                                      -------
Outstanding at December 31, 1993                      426,678     $ 8.96-$28.00
  (207,039 shares exercisable)                        =======

       Unexercised options outstanding at December 31, 1993, expire at various dates between 1994 and 2003.

       Effective April 1, 1990, and for each succeeding year, the Company established an Employee Stock Purchase Plan under which eligible employees may purchase the Company's common stock through voluntary payroll deductions at a 15 percent discount from the market value of the common stock, as defined in the plan.

       Under the Company's Stock Option, Dividend Reinvestment,
Employee Stock Purchase and Employee Benefit Plans, 2,111,299 shares were reserved for issuance at December 31, 1993.

11. Commitments and Contingent Liabilities

(A) Leases

       In 1993, K N Front Range Gathering Company began to lease gas gathering equipment and facilities under a ten-year operating lease. Also in 1993, K N and certain subsidiaries began to lease various furniture, fixtures and vehicles under various operating leases with terms from three to seven years. In 1992, KNGG began to lease gas gathering facilities and processing equipment under a seven-year operating lease. All of these operating leases contain purchase options at the end of their lease terms.

       Payments made under operating leases were $5.2 million in 1993, $2.4 million in 1992 and $1.9 million in 1991.

       Future minimum commitments under major operating leases for the five years ending December 31, 1998 and thereafter are as follows (in thousands):

Year Ending
December 31                                                    Amount
_____________________________________________________________________
1994                                                          $ 5,136
1995                                                            4,915
1996                                                            4,319
1997                                                            3,879
1998                                                            3,767
Thereafter                                                     34,202
                                                              -------
Total Commitments                                             $56,218
                                                              =======

(B) Capital Expenditure Budget

       The consolidated capital expenditure budget for 1994 is approximately $54.5 million, excluding acquisitions. Approximately $2.0 million had been committed for the purchase of plant and equipment at December 31, 1993.

12. Discontinued Operations

       On June 1, 1991, K N sold its wholly-owned coal mining subsidiaries, Wyoming Fuel Company and North Central Energy Company. The Company received cash proceeds of $7.2 million, and receives a royalty interest on all future coal mined and sold from the southern Colorado properties.

       The results of operations of the coal mining subsidiaries have been accounted for as discontinued operations in the financial statements. Following is a summary of revenues, loss from operations and loss on sale of this discontinued business (in thousands):

                                                                         1991
_____________________________________________________________________________
Revenues                                                             $  5,956
                                                                     ========
Loss from Operations, Net of Income Tax Benefit of $351,000          $   (614)
Loss on Sale, Net of Income Tax Benefit of $18,944,000                (16,636)
                                                                     --------
Total Loss from Discontinued Operations                              $(17,250)
                                                                     ========

13. Business Segment Information

       The Company's principal operations are the sale and transportation of natural gas ("Gas Service"), nonregulated gas marketing and gathering ("Gas Marketing and Gathering") and exploration, development and production of oil and gas ("Oil and Gas Production").

       Total revenues by segment include sales to unaffiliated customers. General corporate income and expenses, interest expense and income taxes are not included in the computation of operating income. Identifiable assets by segment are those assets used in the Company's operations in each segment. Corporate assets are principally cash and investments.

BUSINESS SEGMENT INFORMATION



                                           1993        1992        1991
_______________________________________________________________________
                                             (Dollars in Thousands)
Operating Revenues:
Gas Service                            $320,854    $320,557    $355,563
Gas Marketing and Gathering             207,242      71,585      42,272
Oil and Gas Production                    8,462       7,119       4,690
Intersegment Eliminations               (43,209)     (7,442)     (7,186)
                                       --------    --------    --------
                                       $493,349    $391,819    $395,339
                                       ========    ========    ========
Operating Income:
Gas Service                            $ 50,140    $ 48,304    $ 50,612
Gas Marketing and Gathering               7,229       1,263         504
Oil and Gas Production                    1,249         803         153
                                       --------    --------    --------
Operating Income                         58,618      50,370      51,269
Other Income and (Deductions) - Net     (19,964)    (18,974)    (15,987)
                                       --------    --------    --------
Income from Continuing Operations
  Before Income Taxes                  $ 38,654    $ 31,396    $ 35,282
                                       ========    ========    ========
Identifiable Assets:
Gas Service                            $568,311    $562,325    $513,948
Gas Marketing and Gathering             124,501      18,316       7,890
Oil and Gas Production                   25,365      22,153      18,366
Corporate                                13,092      16,153      19,452
                                       --------    --------    --------
                                       $731,269    $618,947    $559,656
                                       ========    ========    ========
Depreciation, Depletion and
  Amortization Expense:
Gas Service                            $ 21,824    $ 20,876    $ 19,689
Gas Marketing and Gathering                 977         218          38
Oil and Gas Production                    3,355       3,093       1,634
                                       --------    --------    --------
                                       $ 26,156    $ 24,187    $ 21,361
                                       ========    ========    ========
Capital Expenditures:
Gas Service                            $ 78,110    $ 58,702    $ 51,638
Gas Marketing and Gathering               6,956       2,828         844
Oil and Gas Production                    4,757       9,397       6,912
                                       --------    --------    --------
                                       $ 89,823    $ 70,927    $ 59,394
                                       ========    ========    ========

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY OPERATING RESULTS FOR 1993 AND 1992


(Dollars in Thousands Except Per Share Amounts)

                                                                 1993
_______________________________________________________________________________________
                                                First     Second      Third      Fourth
_______________________________________________________________________________________
Operating Revenues                           $152,228    $92,600    $92,654    $155,867
Operating Income                               27,020      3,335      5,910      22,353
Net Income (Loss)                              13,306     (1,000)       558      11,411

Earnings (Loss) Per Common Share (1)         $   0.88    $ (0.08)   $  0.02    $   0.75
                                             ========    =======    =======    ========


                                                                 1992
_______________________________________________________________________________________
                                                First     Second      Third      Fourth
_______________________________________________________________________________________
Operating Revenues                           $124,103    $67,168    $65,345    $135,203
Operating Income                               23,549      2,116      2,049      22,656
Net Income (Loss)                              11,656     (1,477)      (768)     10,182

Earnings (Loss) Per Common Share (1)         $   0.79    $ (0.12)   $ (0.07)   $   0.68
                                             ========    =======    =======    ========

(1) Restated to reflect a three-for-two common stock split in 1993.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
_____________________________________________________________________
          AND FINANCIAL DISCLOSURE
          ________________________

          There were no such matters during 1993.

                               PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________________________________

(A)       Identification of Directors
          ___________________________

          For information regarding the Directors, see pages 2-3 of the 1994 Proxy Statement.

(B)       Identification of Executive Officers
          ____________________________________

          See Executive Officers of the Registrant under Part I.

(C)       Identification of Certain Significant Employees
          _______________________________________________

          None.

(D)       Family Relationships
          ____________________

          None.

(E)       Business Experience
          ___________________

          See Executive Officers of the Registrant under Part I.

(F)       Involvement in Certain Legal Proceedings
          ________________________________________

          See Executive Officers of the Registrant under Part I.

(G)       Promoters and Control Persons
          _____________________________

          None.

ITEM 11:  EXECUTIVE COMPENSATION
________________________________

          See "Executive Compensation", "Stock Options", "Pension
Benefits" and "Director Compensation" on pages 4-5, 8-10, 12 and 13 of the 1994 Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________

          See the following pages of the 1994 Proxy Statement: (i) pages 2-3 relating to common stock owned by directors; (ii) page 11, "Executive Stock Ownership"; and (iii) pages 18-19, "Principal
Shareholders".

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________

(A)       Transactions with Management and Others
          _______________________________________

          See "Relationship Between Certain Directors and the Company" on page 4 of the 1994 Proxy Statement.

(B)       Certain Business Relationships
          ______________________________

          See "Relationship Between Certain Directors and the Company" on page 4 of the 1994 Proxy Statement.

(C)       Indebtedness of Management
          __________________________

          None.

(D)       Transactions with Promoters
          ___________________________

          Not applicable.

                              PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
________________________________________________________________
          FORM 8-K
          ________

     (a) See the index for a listing and page numbers of financial statements, financial statement schedules and exhibits included herein or incorporated by reference.

          Executive Compensation Plans and Arrangements
          _____________________________________________

          Form of Key Employee Severance Agreement (Exhibit 10.2,
          Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December
          31, 1987)*

          1982 Stock Option Plan for Nonemployee Directors of the
          Company with Form of Grant Certificate (Exhibit 10.3,
          Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended
          December 31, 1987)*

          1982 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.4, Amendment No. 1 on Form 8 dated
          September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

          1986 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.5, Amendment No. 1 on Form 8 dated
          September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

          1988 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.6, Amendment No. 1 on Form 8 dated
          September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

          Form of Grant Certificate for Employee Stock Option Plans (Exhibit 10.7, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

          Directors' Deferred Compensation Plan Agreement (Exhibit 10.8, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended
          December 31, 1987)*

          1987 Directors' Deferred Fee Plan and Form of
          Participation Agreement regarding the Plan (Exhibit 10.9, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December
          31, 1987)*

          1992 Stock Option Plan for Nonemployee Directors of the
          Company with Form of Grant Certificate (Exhibit 4.1, File
          No. 33-46999)*

          K N Energy, Inc. 1993 Executive Incentive Plan (Exhibit
          10(k) to the Annual Report on Form 10-K for the Year
          Ended December 31, 1992)*

          K N Energy, Inc. 1994 Executive Incentive Plan (attached hereto as Exhibit 10(k))**

          1994 K N Energy, Inc. Long-Term Incentive Plan
          (Attachment A to the K N Energy, Inc. 1994 Proxy
          Statement on Schedule 14-A)*


     (b)  Reports on Form 8-K

          On February 3, 1994, the Company filed a Form 8-K which disclosed that on February 1, 1994, K N's gas reserves development subsidiaries, K N Production Company and GASCO, Inc., acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming from Fuel Resources Development Co., a subsidiary of Public Service Co. of Colorado.*




  *  Incorporated herein by reference.
 **  Included in SEC and NYSE copies only.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K N ENERGY, INC.
                                            (Registrant)

March 23, 1994                By       /s/ E. Wayne Lundhagen
                                 ______________________________________
                                         E. Wayne Lundhagen
                               Vice President - Finance and Accounting


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Chairman, Chief Executive
                              Officer and Director
/s/ Charles W. Battey         (Principal Executive Officer)   March 23, 1994
___________________________
Charles W. Battey

/s/ Stewart A. Bliss          Director                        March 23, 1994
___________________________
Stewart A. Bliss

/s/ David W. Burkholder       Director                        March 23, 1994
___________________________
David W. Burkholder

/s/ Robert H. Chitwood        Director                        March 23, 1994
___________________________
Robert H. Chitwood

/s/ Howard P. Coghlan         Director                        March 23, 1994
___________________________
Howard P. Coghlan

/s/ Robert B. Daugherty       Director                        March 23, 1994
___________________________
Robert B. Daugherty

/s/ Jordan L. Haines          Director                        March 23, 1994
___________________________
Jordan L. Haines

/s/ Larry D. Hall             Director                        March 23, 1994
___________________________
Larry D. Hall

/s/ William J. Hybl           Director                        March 23, 1994
___________________________
William J. Hybl
                              Vice President - Finance
                              and Accounting (Principal
                              Financial and Accounting
/s/ E. Wayne Lundhagen        Officer)                        March 23, 1994
___________________________
E. Wayne Lundhagen

/s/ H. A. True, III           Director                        March 23, 1994
___________________________
H. A. True, III

                     K N ENERGY, INC. AND SUBSIDIARIES                                              SCHEDULE V

                       PROPERTY, PLANT AND EQUIPMENT

                    THREE YEARS ENDED DECEMBER 31, 1993

                                                Balance                 Retirements    Transfers
                                               Beginning                 or Sales         and         Balance
         Description                           of Period   Additions      at Cost     Adjustments End of Period
         ___________                           ________________________________________________________________
                                                                      (Dollars in Thousands)
Year Ended December 31, 1993:
  Natural Gas Utility Plant
    Plant in Service
      Intangibles . . . . . . . . . . . . .    $    557      $ 1,401      $     --      $  2,717      $  4,675
      Production. . . . . . . . . . . . . .      10,498        1,783          (320)          923        12,884
      Gathering . . . . . . . . . . . . . .      96,578        2,634        (2,519)       (1,458)       95,235
      Underground storage . . . . . . . . .      26,010        1,024           (29)           --        27,005
      Transmission. . . . . . . . . . . . .     287,942       32,231        (1,836)       19,526       337,863
      Distribution. . . . . . . . . . . . .     149,107       10,315          (755)       11,303       169,970
      General . . . . . . . . . . . . . . .      54,018       24,930        (2,176)        1,335        78,107
    Work in Progress. . . . . . . . . . . .      27,283        3,315            --            --        30,598
    Gas Plant Acquired. . . . . . . . . . .          --          477            --          (477)           --
    Gas Stored Underground - Noncurrent . .      68,813        6,059            --       (10,649)       64,223
    Utility Plant Acquisition Adjustment. .       9,713           --            --           (19)        9,694
                                               --------      -------      --------      --------      --------
      Total Natural Gas Utility Plant . . .     730,519       84,169        (7,635)       23,201       830,254
  Gas Marketing and Gathering . . . . . . .       6,461        6,956        (2,976)        1,943        12,384
  Oil and Gas Production. . . . . . . . . .      31,758        4,757          (260)       (1,874)       34,381
                                               --------      -------      --------      --------      --------
                                               $768,738      $95,882      $(10,871)     $ 23,270      $877,019
                                               ========      =======      ========      ========      ========
Year Ended December 31, 1992:
  Natural Gas Utility Plant
    Plant in Service
      Intangibles . . . . . . . . . . . . .    $    557      $    --      $     --      $     --      $    557
      Production. . . . . . . . . . . . . .      10,708          516            (7)         (719)       10,498
      Gathering . . . . . . . . . . . . . .     124,484        2,878       (11,751)      (19,033)       96,578
      Underground storage . . . . . . . . .      23,371        3,518          (572)         (307)       26,010
      Transmission. . . . . . . . . . . . .     249,194       18,729          (477)       20,496       287,942
      Distribution. . . . . . . . . . . . .     133,765        9,138        (1,060)        7,264       149,107
      General . . . . . . . . . . . . . . .      49,068        7,577        (2,742)          115        54,018
    Work in Progress. . . . . . . . . . . .      17,554        9,729            --            --        27,283
    Gas Plant Acquired. . . . . . . . . . .          --        6,617            --        (6,617)           --
    Gas Stored Underground - Noncurrent . .      68,823          (10)           --            --        68,813
    Utility Plant Acquisition Adjustment. .       9,240           --            --           473         9,713
                                               --------      -------      --------      --------      --------
      Total Natural Gas Utility Plant . . .     686,764       58,692       (16,609)        1,672       730,519
  Gas Marketing and Gathering . . . . . . .       1,074        2,828            --         2,559         6,461
  Oil and Gas Production. . . . . . . . . .      24,296        9,397          (637)       (1,298)       31,758
                                               --------      -------      --------      --------      --------
                                               $712,134      $70,917      $(17,246)     $  2,933      $768,738
                                               ========      =======      ========      ========      ========
Year Ended December 31, 1991:
  Natural Gas Utility Plant
    Plant in Service
      Intangibles . . . . . . . . . . . . .    $    556      $    --      $     --      $      1      $    557
      Production. . . . . . . . . . . . . .       9,187          412          (191)        1,300        10,708
      Gathering . . . . . . . . . . . . . .     123,020        2,918        (1,413)          (41)      124,484
      Underground storage . . . . . . . . .      22,114        1,905           (52)         (596)       23,371
      Transmission. . . . . . . . . . . . .     219,997       31,589        (1,111)       (1,281)      249,194
      Distribution. . . . . . . . . . . . .     128,024        5,891          (643)          493       133,765
      General . . . . . . . . . . . . . . .      41,713        9,256        (1,725)         (176)       49,068
    Work in Progress. . . . . . . . . . . .      17,887         (333)           --            --        17,554
    Gas Stored Underground - Noncurrent . .      68,151          670            --             2        68,823
    Utility Plant Acquisition Adjustment. .       9,240           --            --            --         9,240
                                               --------      -------      --------      --------      --------
      Total Natural Gas Utility Plant . . .     639,889       52,308        (5,135)         (298)      686,764
  Gas Marketing and Gathering . . . . . . .         152          844            --            78         1,074
  Oil and Gas Production. . . . . . . . . .      17,500        6,912          (226)          110        24,296
                                               --------      -------      --------      --------      --------
                                               $657,541      $60,064      $ (5,361)     $   (110)     $712,134
                                               ========      =======      ========      ========      ========

                                                                    SCHEDULE VI

                       K N ENERGY, INC. AND SUBSIDIARIES

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                      THREE YEARS ENDED DECEMBER 31, 1993


                                                                    Additions
                                                              ----------------------
                                                                         Charged to              Salvage
                                                     Balance            Clearing and Retirements  Less                Balance
                                                    Beginning Charged to  Other      or Sales    Cost of              End of
            Description                             of Period   Income   Accounts     at Cost    Removal   Transfers  Period
            ___________                             _________ ________________________________________________________________
                                                                                (Dollars in Thousands)

Year Ended December 31, 1993:
  Natural Gas Utility Plant. . . . . . . . . . .    $302,154   $21,774    $1,961     $(6,203)   $34,625    $   495    $354,806
  Gas Marketing and Gathering. . . . . . . . . .         267       977        --        (136)        --         --       1,108
  Oil and Gas Production . . . . . . . . . . . .      11,241     3,574        --        (168)        --       (604)     14,043
                                                    --------   -------    ------     -------    -------    -------    --------
    Total Accumulated Depreciation, Depletion
      and Amortization . . . . . . . . . . . . .    $313,662   $26,325    $1,961     $(6,507)   $34,625    $  (109)   $369,957
                                                    ========   =======    ======     =======    =======    =======    ========

Year Ended December 31, 1992:
  Natural Gas Utility Plant. . . . . . . . . . .    $291,584   $20,473    $1,625     $(6,062)   $  (121)   $(5,345)   $302,154
  Gas Marketing and Gathering. . . . . . . . . .          50       217        --          --         --         --         267
  Oil and Gas Production . . . . . . . . . . . .       8,065     3,418        --         501         --       (743)     11,241
                                                    --------   -------    ------     -------    -------    -------    --------
    Total Accumulated Depreciation, Depletion
      and Amortization . . . . . . . . . . . . .    $299,699   $24,108    $1,625     $(5,561)   $  (121)   $(6,088)   $313,662
                                                    ========   =======    ======     =======    =======    =======    ========

Year Ended December 31, 1991:
  Natural Gas Utility Plant. . . . . . . . . . .    $276,194   $19,286    $1,484     $(5,183)   $  (197)   $    --    $291,584
  Gas Marketing and Gathering. . . . . . . . . .          13        38        --          --         --         (1)         50
  Oil and Gas Production . . . . . . . . . . . .       6,062     1,657        --         467         --       (121)      8,065
                                                    --------   -------    ------     -------    -------    -------    --------
    Total Accumulated Depreciation, Depletion
      and Amortization . . . . . . . . . . . . .    $282,269   $20,981    $1,484     $(4,716)   $  (197)   $  (122)   $299,699
                                                    ========   =======    ======     =======    =======    =======    ========

                                                              SCHEDULE IX

                    K N ENERGY, INC. AND SUBSIDIARIES

                          SHORT-TERM BORROWINGS

                   THREE YEARS ENDED DECEMBER 31, 1993


      The Company has credit agreements with eight banks to either borrow or use as commercial paper support, up to a total of $90.0 million at December 31, 1993. Borrowings are made at prime or a rate less than prime negotiated on the borrowing date and for a term of not more than one year. The Company pays the banks a fee of one-quarter of one percent per annum of the unused commitment.

      Commercial paper issued by the Company represents unsecured short-term notes with maturities up to 270 days from the date of issue. Rates at which commercial paper was issued during the year ranged from 3.2 percent to 3.7 percent.

      Amounts outstanding during the year and at year-end, and related interest rates, were as follows:

                                                              Maximum        Average
                                                 Weighted     Amount         Amount       Weighted Average
                                      Balance    Average    Outstanding    Outstanding     Interest Rate
     Category of Aggregate            End of     Interest   During the     During the       During the
     Short-Term Borrowings            Period       Rate       Period       Period (A)       Period (B)
___________________________________   ________   ________   ___________    ___________    ________________
                                                          (Dollars in Thousands)
Year Ended December 31, 1993:
  Bank Loans. . . . . . . . . . . .   $ 10,000      3.3%      $ 10,000       $  5,060           3.5%
  Commercial Paper. . . . . . . . .     37,000      3.5         59,500          8,829           3.3

Year Ended December 31, 1992:
  Bank Loans. . . . . . . . . . . .   $     --       --%      $ 10,000       $  6,329           3.8%
  Commercial Paper. . . . . . . . .      2,000      3.7         43,000         10,847           3.6

Year Ended December 31, 1991:
  Bank Loans. . . . . . . . . . . .   $     --       --%      $     --       $     --            --%
  Commercial Paper. . . . . . . . .         --       --         15,600          1,368           6.8

(A) The average borrowings were determined based on the total of daily outstanding principal balances divided by the number of days in the year.

(B) The weighted average interest rates during the period were computed by dividing the actual interest expense by the average short-term debt outstanding.

                                                             SCHEDULE X


                   K N ENERGY, INC. AND SUBSIDIARIES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  THREE YEARS ENDED DECEMBER 31, 1993



       The amounts of depreciation and amortization of intangible assets, preoperating costs and similar deferrals, and advertising costs are not considered to be significant. The amount of taxes, other than payroll and income taxes, maintenance and repairs, and royalties for 1993, 1992 and 1991, are as follows:

                                        Charged to Costs and Expenses
                                        -----------------------------
          Item                            1993       1992       1991
          ____                           ______     ______     ______
                                            (Dollars in Thousands)

Taxes, other than payroll and income
  taxes
    Ad valorem. . . . . . . . . . . .    $6,527     $4,812     $3,154
    Other . . . . . . . . . . . . . .     1,714      2,015      1,924
                                         ------     ------     ------
                                         $8,241     $6,827     $5,078
                                         ======     ======     ======

Maintenance and repairs . . . . . . .    $7,661     $7,264     $7,364
                                         ======     ======     ======

Royalties . . . . . . . . . . . . . .    $2,771     $2,896     $3,431
                                         ======     ======     ======

                                                       EXHIBIT 12



                   K N ENERGY, INC. AND SUBSIDIARIES

                  RATIO OF EARNINGS TO FIXED CHARGES




                                                                  Years Ended December 31
                                                 ___________________________________________________
                                                   1993       1992       1991       1990       1989
                                                 ___________________________________________________
                                                                 (Dollars in Thousands)

Earnings:
  Income From Continuing Operations
    Before Extraordinary Item
    per Statements of Income . . . . . . . . .   $24,275    $19,593    $21,600    $18,646    $17,507

  Add:
    Interest and Debt Expense. . . . . . . . .    21,769     19,891     17,376     17,104     18,690

    Income Taxes . . . . . . . . . . . . . . .    14,379     11,803     13,682     11,249     11,183

    Portion of Rents Representative of the
      Interest Factor. . . . . . . . . . . . .     1,754        790        579        502        565
                                                 -------    -------    -------    -------    -------
  Income as Adjusted . . . . . . . . . . . . .   $62,177    $52,077    $53,237    $47,501    $47,945
                                                 =======    =======    =======    =======    =======

Fixed Charges:
  Interest and Debt Expense per Statements
    of Income (Includes Amortization of Debt
    Discount, Premium and Expense) . . . . . .   $21,200    $19,373    $17,169    $16,695    $18,643

  Add:
    Interest Capitalized . . . . . . . . . . .       569        518        207        409         47

    Portion of Rents Representative of the
      Interest Factor. . . . . . . . . . . . .     1,754        790        579        502        565
                                                 -------    -------    -------    -------    -------
  Fixed Charges. . . . . . . . . . . . . . . .   $23,523    $20,681    $17,955    $17,606    $19,255
                                                 =======    =======    =======    =======    =======

Ratio of Earnings to Fixed Charges . . . . . .      2.64       2.52       2.97       2.70       2.49
                                                 =======    =======    =======    =======    =======

                                                           EXHIBIT 13



                         K N ENERGY, INC.
                         ________________

                1993 ANNUAL REPORT TO SHAREHOLDERS
                __________________________________



       Interested persons may receive a copy of the Company's 1993 Annual Report to Shareholders without charge by forwarding a written request to: K N Energy, Inc., Securities Services Department, P. O. Box 281304, Lakewood, Colorado 80228-8304.

                                                           EXHIBIT 22


                 K N ENERGY, INC. AND SUBSIDIARIES

                  SUBSIDIARIES OF THE REGISTRANT



                                                      State of
              Name of Company                       Incorporation
__________________________________________________  _____________

Colorado Gasmark, Inc. (inactive). . . . . . . . .    Colorado
GASCO, Inc.. . . . . . . . . . . . . . . . . . . .    Colorado
KNE Acquisition Corporation. . . . . . . . . . . .    Delaware
K N Dakota Company (inactive). . . . . . . . . . .    Colorado
K N Front Range Operating Company. . . . . . . . .    Colorado
K N Gas Gathering, Inc.. . . . . . . . . . . . . .    Colorado
  *K N Front Range Gathering Company . . . . . . .    Colorado
K N Gas Marketing, Inc.. . . . . . . . . . . . . .    Colorado
K N Gas Supply Services, Inc.. . . . . . . . . . .    Colorado
K N Interstate Gas Transmission Co.. . . . . . . .    Colorado
K N Optima Company (inactive). . . . . . . . . . .    Colorado
K N Production Company . . . . . . . . . . . . . .    Delaware
K N Trading, Inc.. . . . . . . . . . . . . . . . .    Delaware
K N TransColorado, Inc.. . . . . . . . . . . . . .    Colorado
K N Wattenberg Company . . . . . . . . . . . . . .    Colorado
  *K N Wattenberg Transmission Limited Liability
   Company . . . . . . . . . . . . . . . . . . . .    Colorado
Midlands Transportation Company. . . . . . . . . .    Kansas
Northern Gas Company . . . . . . . . . . . . . . .    Wyoming
R M N G Gathering Co.. . . . . . . . . . . . . . .    Colorado
Rocky Mountain Natural Gas Company . . . . . . . .    Colorado
  *T C P Gathering Co. . . . . . . . . . . . . . .    Colorado
Slurco Corporation . . . . . . . . . . . . . . . .    Colorado
Slurco, Inc. (inactive). . . . . . . . . . . . . .    Kansas
Sunflower Pipeline Company . . . . . . . . . . . .    Kansas
Wyoming Gasmark, Inc. (inactive) . . . . . . . . .    Delaware


*Second tier subsidiary of K N; subsidiary of entity listed directly above.


All of the subsidiaries named above are included in the consolidated financial statements of the Registrant included herein.

                                                             EXHIBIT 24


               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
               _________________________________________


       As independent public accountants, we hereby consent to the incorporation by reference in (i) Registration Statements on Form S-16, File Nos. 2-51894, 2-55664, 2-63470 and 2-75654; (ii) Registration
Statements on Form S-8, File Nos. 2-77752, 33-10747, 33-24934 and 33-
33018; and (iii) Registration Statements on Form S-3, File Nos. 2-84910, 33-26314, 33-23880, 33-42698, 33-44871, 33-45091, 33-46999 and 33-51115
of our report dated February 10, 1994, on the consolidated financial statements of K N Energy, Inc. and subsidiaries and on supplemental Schedules V, VI, IX and X included in this Form 10-K for the year ended December 31, 1993.



                                             /s/ Arthur Andersen & Co.

Denver, Colorado.
  March 23, 1994.