Form 10-K/A
period 1993-12-31
K N ENERGY INC
filed 1994-03-24
CIK 54502

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K N ENERGY, INC.
                                            (Registrant)

March 23, 1994                By       /s/ E. Wayne Lundhagen
                                 _______________________________________
                                         E. Wayne Lundhagen
                               Vice President - Finance and Accounting


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Chairman, Chief Executive
                              Officer and Director
/s/ Charles W. Battey         (Principal Executive Officer) March 23, 1994
____________________________
Charles W. Battey

/s/ Stewart A. Bliss          Director                      March 23, 1994
____________________________
Stewart A. Bliss

/s/ David W. Burkholder       Director                      March 23, 1994
____________________________
David W. Burkholder

/s/ Robert H. Chitwood        Director                      March 23, 1994
____________________________
Robert H. Chitwood

                              Director
____________________________
Howard P. Coghlan

/s/ Robert B. Daugherty       Director                      March 23, 1994
____________________________
Robert B. Daugherty

/s/ Jordan L. Haines          Director                      March 23, 1994
____________________________
Jordan L. Haines

/s/ Larry D. Hall             Director                      March 23, 1994
____________________________
Larry D. Hall

/s/ William J. Hybl           Director                      March 23, 1994
____________________________
William J. Hybl
                              Vice President - Finance
                              and Accounting (Principal
                              Financial and Accounting
/s/ E. Wayne Lundhagen        Officer)                      March 23, 1994
____________________________
E. Wayne Lundhagen

/s/ H. A. True, III           Director                      March 23, 1994
____________________________
H. A. True, III