Form 10-Q
period 1994-03-31
K N ENERGY INC
filed 1994-05-13
CIK 54502

=====================================================================

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1994
                               _________________________
                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                               _________________    ________________

Commission File Number        1-6446
                       _______________________________________________


                              K N ENERGY, INC.
______________________________________________________________________
        (Exact name of registrant as specified in its charter)

            Kansas                                      48-0290000
______________________________________________________________________
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification No.)
      370 Van Gordon Street
P.O. Box 281304, Lakewood, Colorado                     80228-8304
______________________________________________________________________
(Address of principal executive offices)              (Zip Code)

                            (303) 989-1740
______________________________________________________________________
         (Registrant's telephone number, including area code)

______________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes      X            No
                      ___________          ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 25,000,000 shares; outstanding
______________________________________________________________________
15,308,462 shares as of April 30, 1994.
______________________________________________________________________

______________________________________________________________________

                                                           Form 10-Q
                   K N ENERGY, INC. AND SUBSIDIARIES
                               FORM 10-Q
                     QUARTER ENDED MARCH 31, 1994
                                 INDEX


PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                                            Page Number
                                                            ___________

             Consolidated Balance Sheets (Unaudited) . . . .      3-4
             Consolidated Statements of Income (Unaudited) .       5
             Consolidated Statements of Cash Flows
               (Unaudited) . . . . . . . . . . . . . . . . .      6-7
             Notes to Consolidated Financial Statements. . .      8-9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . .     10-12

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .     13
  Item 4.  Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . .    13-14
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .     14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . .     15

                                                           Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries


                                              March        December
                                             31, 1994      31, 1993
___________________________________________________________________
                                           (Unaudited)
                                            (Dollars in Thousands)
ASSETS

Current Assets:
Cash and Cash Equivalents. . . . . . . . . $   10,453    $    4,760
Accounts Receivable. . . . . . . . . . . .     96,980        88,491
Contract Demand Receivables. . . . . . . .         --        38,732
Material and Supplies, at Average Cost . .      9,097         8,603
Gas in Underground Storage . . . . . . . .      2,073         5,836
Prepaid Gas. . . . . . . . . . . . . . . .      6,393        11,689
Exchange Gas and Other . . . . . . . . . .     28,638        28,707
                                           ----------    ----------
                                              153,634       186,818
                                           ----------    ----------


Property, Plant and Equipment, at cost:
Gas Services . . . . . . . . . . . . . . .    857,221       842,638
Gas and Oil Production . . . . . . . . . .     63,248        34,381
                                           ----------    ----------
                                              920,469       877,019
Less-Accumulated Depreciation, Deple-
  tion and Amortization. . . . . . . . . .    377,730       369,957
                                           ----------    ----------
                                              542,739       507,062
                                           ----------    ----------

Deferred Charges and Other Assets. . . . .     27,583        37,389
                                           ----------    ----------
                                           $  723,956    $  731,269
                                           ==========    ==========



The accompanying notes are an integral part of these balance sheets.

                                                           Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries


                                                                           March        December
                                                                          31, 1994      31, 1993
________________________________________________________________________________________________
                                                                        (Unaudited)
                                                                          (Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Preferred Stock and Long-Term Debt . . . . . . .  $    6,071    $    3,500
Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,000        47,000
Accounts Payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      82,022        73,713
Accrued Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,322        10,299
Exchange Gas and Other . . . . . . . . . . . . . . . . . . . . . . . .      29,679        27,447
                                                                        ----------    ----------
                                                                           142,094       161,959
                                                                        ----------    ----------

Deferred Liabilities, Credits and Reserves:
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . .      59,708        60,444
Deferred Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .      48,270        43,692
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,148        21,879
                                                                        ----------    ----------
                                                                           133,126       126,015
                                                                        ----------    ----------

Long-Term Debt:
Sinking Fund Debentures. . . . . . . . . . . . . . . . . . . . . . . .      99,550        99,543
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     127,341       132,338
                                                                        ----------    ----------
                                                                           226,891       231,881
                                                                        ----------    ----------

Preferred Stock Subject to Mandatory Redemption. . . . . . . . . . . .       2,286         2,858
                                                                        ----------    ----------

Stockholders' Equity:
Preferred Stock-
  Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
    All Without Par Value
    Redeemable Solely at Option of Company at $105 Per Share-
      Class A, $5.00 Cumulative Series; 70,000 Shares. . . . . . . . .       7,000         7,000
                                                                        ----------    ----------


Common Stock-
  Authorized - 25,000,000 Shares, Par Value $5 Per Share,
    Outstanding 15,278,661 and 15,035,031 Shares, Respectively . . . .      76,393        75,177
  Additional Paid-In Capital . . . . . . . . . . . . . . . . . . . . .      32,995        28,907
  Retained Earnings. . . . . . . . . . . . . . . . . . . . . . . . . .     103,334        97,472
                                                                        ----------    ----------
                                                                           212,722       201,556
 Treasury Stock, at Cost (6,800 and 0 shares, Respectively). . . . . .        (163)           --
                                                                        ----------    ----------
 Total Common Stockholders' Equity . . . . . . . . . . . . . . . . . .     212,559       201,556
                                                                        ----------    ----------
                                                                           219,559       208,556
                                                                        ----------    ----------
                                                                        $  723,956    $  731,269
                                                                        ==========    ==========

                                                           Form 10-Q


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries

                                                                           Three Months Ended
                                                                                 March 31,
                                                                        ________________________
                                                                              1994          1993
________________________________________________________________________________________________
                                                                          (Dollars in Thousands
                                                                        Except Per Share Amounts)
Operating Revenues:
Gas Services. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  186,429    $  150,223
Gas and Oil Production. . . . . . . . . . . . . . . . . . . . . .            2,943         1,043
                                                                        ----------    ----------
Total Operating Revenues. . . . . . . . . . . . . . . . . . . . .          189,372       151,266
                                                                        ----------    ----------

Operating Costs and Expenses:
Gas Purchases . . . . . . . . . . . . . . . . . . . . . . . . . .          122,795        81,701
Operations and Maintenance. . . . . . . . . . . . . . . . . . . .           35,557        33,351
Depreciation, Depletion and Amortization. . . . . . . . . . . . .            7,691         6,219
Taxes, Other Than Income Taxes. . . . . . . . . . . . . . . . . .            3,091         2,975
                                                                        ----------    ----------
Total Operating Costs and Expenses. . . . . . . . . . . . . . . .          169,134       124,246
                                                                        ----------    ----------
Operating Income. . . . . . . . . . . . . . . . . . . . . . . . .           20,238        27,020
                                                                        ----------    ----------

Other Income and (Deductions):
Interest Expense. . . . . . . . . . . . . . . . . . . . . . . . .           (5,251)       (5,642)
Other, Net. . . . . . . . . . . . . . . . . . . . . . . . . . . .               96           (91)
                                                                        ----------    ----------
Total Other Income and (Deductions) . . . . . . . . . . . . . . .           (5,155)       (5,733)
                                                                        ----------    ----------

Income Before Income Taxes. . . . . . . . . . . . . . . . . . . .           15,083        21,287
Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .            5,398         7,981
                                                                        ----------    ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,685        13,306
Less-Preferred Stock Dividends. . . . . . . . . . . . . . . . . .              157           203
                                                                        ----------    ----------
Net Income Available For Common Stock . . . . . . . . . . . . . .       $    9,528    $   13,103
                                                                        ==========    ==========

Average Common Shares Outstanding (In Thousands). . . . . . . . .           15,193        14,757
                                                                        ==========    ==========

Earnings Per Common Share . . . . . . . . . . . . . . . . . . . .       $     0.63    $     0.88
                                                                        ==========    ==========

Dividends Per Common Share. . . . . . . . . . . . . . . . . . . .       $     0.24    $     0.22
                                                                        ==========    ==========


The accompanying notes are an integral part of these statements.

                                                           Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                     ________________________
                                                                                           1994          1993
_____________________________________________________________________________________________________________
                                                                                      (Dollars in Thousands)
Cash Flows From Operating Activities:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    9,685    $   13,306
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
  Depreciation, Depletion and Amortization. . . . . . . . . . . . . . . . . . . .         7,691         6,219
  Provisions for Losses on Accounts Receivable. . . . . . . . . . . . . . . . . .           274           476
  Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           207           921
  Deferred Purchased Gas Costs. . . . . . . . . . . . . . . . . . . . . . . . . .         6,579         1,428
  Other Funds Used During Construction. . . . . . . . . . . . . . . . . . . . . .           (73)          (33)
Changes in Other Working Capital Items. . . . . . . . . . . . . . . . . . . . . .        54,567         7,662
Changes in Other Assets and Liabilities . . . . . . . . . . . . . . . . . . . . .         6,681        18,233
                                                                                     ----------    ----------

Net Cash Flows Provided By Operating Activities . . . . . . . . . . . . . . . . .        85,611        48,212
                                                                                     ----------    ----------

Cash Flows From Investing Activities:
Capital Expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,653)      (12,761)
Other Funds Used During Construction. . . . . . . . . . . . . . . . . . . . . . .            73            33
Proceeds from Sale of Facilities. . . . . . . . . . . . . . . . . . . . . . . . .            73            80
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3           (27)
Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (28,730)      (18,644)
                                                                                     ----------    ----------

Net Cash Flows Used In Investing Activities . . . . . . . . . . . . . . . . . . .       (40,234)      (31,319)
                                                                                     ----------    ----------

Cash Flows From Financing Activities:
Short-Term Debt (Net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,000)       (2,000)
Long-Term Debt - Retired. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,000)       (4,015)
Common Stock Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,304         3,417
Treasury Stock - Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           254            --
               - Acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (417)           --
Cash Dividends - Common . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,666)       (3,265)
               - Preferred. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (157)         (203)
Premium on Debt Reacquisition and Issue Costs . . . . . . . . . . . . . . . . . .            (2)          (77)
                                                                                     ----------    ----------

Net Cash Flows Used In Financing Activities . . . . . . . . . . . . . . . . . . .       (39,684)       (6,143)
                                                                                     ----------    ----------

Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . .         5,693        10,750
Cash and Cash Equivalents at Beginning of Period. . . . . . . . . . . . . . . . .         4,760         7,962
                                                                                     ----------    ----------

Cash and Cash Equivalents at End of Period. . . . . . . . . . . . . . . . . . . .    $   10,453    $   18,712
                                                                                     ==========    ==========



The accompanying notes are an integral part of these statements.

                                                           Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                     ________________________
                                                                                           1994          1993
_____________________________________________________________________________________________________________
                                                                                      (Dollars in Thousands)
Changes in Other Working Capital Items Summary:
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (8,763)   $    8,838
Contract Demand Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,732            --
Material and Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (494)         (978)
Gas in Underground Storage. . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,763          (624)
Accounts Payable, Accrued Taxes and Other Current Liabilities . . . . . . . . . .        16,480           305
Exchange Gas, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (511)         (975)
Other Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,360         1,096
                                                                                     ----------    ----------
                                                                                     $   54,567    $    7,662
                                                                                     ==========    ==========


Supplemental Disclosures of Cash Flow Information

Cash Paid During the Year for:
  Interest (Net of Amount Capitalized). . . . . . . . . . . . . . . . . . . . . .    $    8,197    $    8,823
  Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       28    $    2,262


                                                           Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  General
     _______

In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring accruals.

 2.  Reclassification of 1993 Amounts
     ________________________________

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

 3.  Regulatory Matters
     __________________

On March 11, 1994, Rocky Mountain Natural Gas Division of K N Energy, Inc. ("RMNGD") filed an application for a "make whole" rate increase of $2.5 million on an annual basis with the Colorado Public Utilities Commission ("CPUC"). The CPUC approved interim rate relief of $1.5 million which became effective, subject to refund, on April 2, 1994. Pursuant to the request of the CPUC, on April 28, 1994, RMNGD filed a continuation of the March 11, 1994 application, supplementing its request for the $2.5 million "make whole" rate increase.

 4.  Restructuring and Reorganization
     ________________________________

As reported in the Company's 1993 Annual Report on Form 10-K, on April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636") which requires a fundamental restructuring of interstate natural gas pipelines. K N implemented Order 636 restructured services on October 1, 1993. As a result of Order 636, K N requested, and subsequently received FERC approval to transfer substantially all of its gathering and processing facilities to K N Gas Gathering, Inc., a nonjurisdictional wholly-owned subsidiary of K N. The transfer was effective January 1, 1994.

 5.  Merger
     ______

On March 24, 1994, K N announced that it had executed a definitive merger agreement with American Oil and Gas Corporation ("AOG"). Under the terms of the merger agreement, 0.47 of a share of K N common stock would be exchanged tax-free for each outstanding share of AOG common stock. The proposed merger is expected to be accounted for as a pooling of interests, and will require certain approvals by the shareholders of both companies, as well as specific regulatory and lender approvals. Closing is anticipated within 90 to 120 days of the date of the announcement.

The Preliminary Form S-4, Joint Proxy Statement/Prospectus was filed by K N with the Securities and Exchange Commission on April 25, 1994. Early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act was received by K N and AOG on April 26, 1994.

                                                           Form 10-Q

 6.  Acquisition
     ___________

On February 1, 1994, the Company's gas and oil development subsidiaries, K N Production Company and GASCO, Inc., acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming for a total purchase price of approximately $30 million. The acquired properties have total net reserves of approximately 50 billion cubic feet equivalent of natural gas. On April 20, 1994, the Company entered into a letter of intent to sell a 50 percent interest in substantially all the acquired properties.

 7.  Deferred Revenues
     _________________

In January 1994, contract demand receivables with a face amount of $41 million were sold to a financial institution. No gain or loss was recorded on the sale. The Company is deferring revenues from certain gas sales agreements associated with these receivables pending final disposition of related gas purchase contracts.

 8.  Postemployment Benefits
     _______________________

In November 1992, FASB issued SFAS 112, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company adopted SFAS 112 on January 1, 1994. Implementation of SFAS 112 had no materal effect on the Company's financial position or results of operation.

 9.  Commitments and Contingent Liabilities
     ______________________________________

See Notes 5, 8 and 11 of Notes to Consolidated Financial Statements on Pages 41-43, 46, 47 and 51 of the 1993 Annual Report on Form 10-K. There have been no material changes to these disclosures except as disclosed in Part II of this report and Notes 5 and 6, above.

                                                           Form 10-Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

First quarter 1994 net income was $9.7 million, or $0.63 per common share after payment of preferred dividends, compared with 1993 first quarter net income of $13.3 million, or $0.88 per common share. The $0.25 per share decline in 1994 earnings was anticipated by the Company and is primarily the result of implementing Federal Energy Regulatory Commission ("FERC") Order No. 636 ("Order 636") and the resultant impact of this order's mandated straight fixed-variable rate design. This rate methodology has little impact on total year earnings; it only affects the timing of earnings during the year.

RESULTS OF OPERATIONS

Discussion of operating results by business segment and consolidated other income and (deductions) and income taxes follows. Segment operating revenues, gas purchases, operations and maintenance expenses, and volumetric data cited below are before intersegment eliminations (dollars in millions).

Gas Services                                         1994      1993
                                                 ________  ________
Operating Revenues -
  Gas Sales. . . . . . . . . . . . . . . . . .   $  161.4  $  133.2
  Transportation . . . . . . . . . . . . . . .       13.7       5.0
  Natural Gas Liquids and Other. . . . . . . .       11.3      12.0
                                                 ________  ________
                                                 $  186.4  $  150.2
                                                 ________  ________
Operating Costs and Expenses -
  Gas Purchases. . . . . . . . . . . . . . . .   $  123.4  $   82.3
  Operations and Maintenance . . . . . . . . .       34.5      32.9
  Depreciation, Depletion and Amortization . .        6.1       5.5
  Taxes, Other Than Income Taxes . . . . . . .        2.8       2.8
                                                 ________  ________
                                                 $  166.8  $  123.5
                                                 ________  ________
Operating Income . . . . . . . . . . . . . . .   $   19.6  $   26.7
                                                 ========  ========


Systems Throughput (Trillion Btus)
  Gas Sales. . . . . . . . . . . . . . . . . .       51.6      38.7
  Transportation . . . . . . . . . . . . . . .       42.0      20.7
                                                 ________  ________
                                                     93.6      59.4
                                                 ========  ========


Natural Gas Liquids (Millions of Gallons). . .       51.7      35.6
                                                 ========  ========


This business segment includes the combined operating results of the gas service segment and the gas marketing and gathering segment, which were previously reported separately. Due to the 1994 effects of Order 636 implementation (the change in rate methodology and a reduction in the Company's merchant role to former wholesale customers) and the April 1993 acquisition of the Wattenberg gathering and transmission system, there is limited comparability between 1994 and 1993 specific revenue and expense line items.

Positive 1994 operating results from recent acquisitions were substantially offset by the impact of milder 1994 winter weather and

                                                           Form 10-Q


lower natural gas liquids prices. The $7.1 million decline in 1994 operating income is largely due to the effects of Order 636 implementation.

Gas and Oil Production                               1994      1993
                                                 ________  ________
Operating Revenues -
  Gas and Oil Sales. . . . . . . . . . . . . .   $    3.4  $    1.6
  Other. . . . . . . . . . . . . . . . . . . .        0.4       0.3
                                                 ________  ________
                                                 $    3.8  $    1.9
                                                 ________  ________
Operating Costs and Expenses -
  Operations and Maintenance . . . . . . . . .   $    1.3  $    0.7
  Depreciation, Depletion and Amortization . .        1.6       0.7
  Taxes, Other Than Income Taxes . . . . . . .        0.3       0.2
                                                 ________  ________
                                                 $    3.2  $    1.6
                                                 ________  ________

Operating Income . . . . . . . . . . . . . . .   $    0.6  $    0.3
                                                 ========  ========


Gas and Oil Production (Equivalent Bcf). . . .        1.8       0.8
                                                 ========  ========


Higher 1994 operating revenues, expenses, income and production result from the February 1994 acquisition of gas reserves and production.

Other Income and (Deductions)                       1994      1993
                                                ________  ________

  Interest Expense . . . . . . . . . . . . . .  $   (5.3) $   (5.6)
  Other, Net . . . . . . . . . . . . . . . . .       0.1      (0.1)
                                                ________  ________
                                                $   (5.2) $   (5.7)
                                                ========  ========


Despite higher levels of short- and long-term debt outstanding during the 1994 first quarter, interest expense declined as a result of the 1993 refinancing of high coupon sinking fund debentures.

                                                    1994      1993
                                                ________  ________

Income Taxes . . . . . . . . . . . . . . . . .  $    5.4  $    8.0
                                                ========  ========


Effective Tax Rate . . . . . . . . . . . . . .      35.8%     37.5%


The lower 1994 effective tax rate reflects greater tax credits on production from gas wells qualifying for non-conventional fuel credit under Section 29 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

Excluding the sale of contract demand receivables, net cash flows from operating activities were $44.6 million for the 1994 first quarter compared with $48.2 million for the 1993 period. The decline in 1994 net operating cash flows is primarily attributable to the impact of the Order 636 implementation discussed above.

In January 1994, the Company received $41.0 million from the sale of contract demand receivables to a financial institution. The demand receivables resulted from gas sales contracts between certain of K N's former wholesale customers and a K N subsidiary. The proceeds from

                                                           Form 10-Q

this sale were used to reduce short-term borrowings. In February 1994, K N's gas and oil subsidiaries completed an acquisition of gas reserves and production in western Colorado and southwestern Wyoming for a total purchase price of approximately $30 million. In April 1994, the Company entered into a letter of intent to sell a 50 percent interest in substantially all the acquired properties. The Company does not currently anticipate the issuance of any long-term debt in 1994.

MERGER

On March 24, 1994, K N and American Oil and Gas Corporation ("AOG") of Houston, Texas, jointly announced they had signed a definitive merger agreement to combine the two companies. K N will be the surviving company, with AOG becoming a subsidiary of K N as a result of the transaction involving a tax-free exchange of 0.47 of a share of K N common stock for each outstanding share of AOG. The proposed merger will require certain approvals by the shareholders of both companies and certain regulatory and lender approvals, and is anticipated to close within the next 60 days. The Preliminary Form S-4, Joint Proxy Statement/Prospectus was filed by K N with the Securities and Exchange Commission on April 25, 1994. Early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act was received by K N and AOG on April 26, 1994. Shareholders of K N and AOG are expected to benefit as a result of the new company's strong financial position and expected improvements in operating results and cash flows.

                                                           Form 10-Q

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

Environmental Matters
_____________________

As reported in the Company's 1993 Annual Report on Form 10-K, environmental audits performed by the Company revealed that a grease known as Rockwell 860 had been used as a valve sealant at several of the Company's locations in Nebraska and Colorado. Rockwell 860 is a solid clay-like material which does not easily spill into the environment, but contains approximately ten percent polychlorinated biphenyls ("PCBs"). Based on the Company's studies, the PCBs are contained within the pipeline and valves at the subject locations. PCBs are regulated by the Environmental Protection Agency ("EPA") under the Toxic Substances Control Act.

On March 31, 1993, the Company filed suit against Rockwell International Corporation, manufacturer of the valve sealant, and two other related defendants, claiming under contractual, statutory, tort and strict liability theories that the defendants share responsibility for the Company's environmental expenses and commercial losses resulting from any EPA or state required PCBs cleanup or mitigation. The Company reached final settlement with Rockwell, et al. in March 1994 which resolved all disputes between the parties.

During February 1994, the Company submitted its Phase I Report and PCBs Work Plan to EPA Region VII (covering Nebraska) and EPA Region VIII (covering Colorado). During March 1994, EPA Region VIII accepted both the Phase I Report and the PCBs Work Plan as administratively complete. EPA Region VIII also granted the Company permission to proceed with implementation of the PCBs management and remediation activities described in its Work Plan to address sites in Colorado. EPA Region VII has not yet formally responded to the Company's Phase
I Report and PCBs Work Plan.

For information relating to other legal proceedings, see Notes 2, 3, 4 and 5 of Notes to Consolidated Financial Statements on Pages 39-43 of the 1993 Annual Report on Form 10-K and Item 3: Legal Proceedings on Pages 18-20 of the 1993 Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Registrant held its Annual Meeting of Shareholders on
          March 24, 1994.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

     (c)  A proposal to adopt the K N Energy, Inc. Long-Term
          Incentive Plan was voted upon at the Annual Meeting and the

                                                           Form 10-Q

          number of affirmative votes, negative votes and abstentions with respect to this matter were as follows:

          For       10,644,714
          Against    2,866,140
          Abstain      397,034

Item 6.   Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

On March 25, 1994, the Company filed a Form 8-K which disclosed that on March 24, 1994, the Company and American Oil and Gas Corporation signed a definitive merger agreement to combine the two companies.

                                                           Form 10-Q

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     K N ENERGY, INC.
                                       (Registrant)



May 12, 1994                     /s/ E. Wayne Lundhagen
                       ___________________________________________
                                    E. Wayne Lundhagen
                          Vice President - Finance and Accounting
                            (On Behalf of the Registrant and as
                      Principal Financial and Accounting Officer)