Form 10-K/A
period 1993-12-31
K N ENERGY INC
filed 1994-06-09
CIK 54502

_______________________________________________________________________________
_______________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1993
                                     OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________
Commission File Number       1-6446

                               K N ENERGY, INC.
             (Exact name of registrant as specified in its charter)

              Kansas                                        48-0290000
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)
        370 Van Gordon Street
  P.O. Box 281304, Lakewood, Colorado                     80228-8304
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (303) 989-1740
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
        Title of each class                            which registered
      Common stock, par value
           $5 per share                             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                Preferred stock, Class A $5 cumulative series
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                      $359,218,093 as of March 15, 1994

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 25,000,000 shares; outstanding 15,276,897 shares as of March 15, 1994.

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

1994 Proxy Statement...............................................Part III


_______________________________________________________________________________
_______________________________________________________________________________

                       K N ENERGY, INC. AND SUBSIDIARIES

                 Documents Incorporated by Reference and Index


                                                                                                    Page Number
                                                                                              ------------------------

                                                                                              1994 Proxy     Included
                                                                                              Statement       in 10-K
                                                                                              ----------    ----------
                                PART I
                                ------
ITEM 1:   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               5-16
ITEM 2:   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              17-18
ITEM 3:   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . .                              18-20
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             No matters were submitted to a vote of security holders
             during the last quarter of 1993.
EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . .                              20-21

                               PART II
                               -------
ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . .                               22
ITEM 6:   SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . .                               23
ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .                              24-30
ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             Report of Independent Public Accountants . . . . . . . . . . . . . .                               31
             Consolidated Statements of Income for the Three Years
                Ended December 31, 1993   . . . . . . . . . . . . . . . . . . . .                               32
             Consolidated Balance Sheets as of December 31, 1993
                and 1992    . . . . . . . . . . . . . . . . . . . . . . . . . . .                               33
             Consolidated Statements of Common Stockholders' Equity for
                the Years Ended December 31, 1993, 1992 and 1991  . . . . . . . .                               34
             Consolidated Statements of Cash Flows for the Three Years
                Ended December 31, 1993   . . . . . . . . . . . . . . . . . . . .                               35
             Notes to Consolidated Financial Statements   . . . . . . . . . . . .                              36-53
             Selected Quarterly Financial Data (Unaudited)  . . . . . . . . . . .                               54
ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE
                There were no such matters during 1993.

                               PART III
                               --------
ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . .                2-3*           55
ITEM 11:  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . .      4-5*,8-10*, 12* and 13*
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . .         2-3*, 11*, 18-19*
ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . .                 4*           55-56

                               PART IV
                               -------
ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          (a) 1. Financial Statements
                   Reference is made to the listing of financial state-
                   ments and supplementary data under Item 8 in Part II
                   of this index.
              2. Financial Statement Schedules
                   Schedule V - Property, Plant and Equipment for the
                     Three Years Ended December 31, 1993  . . . . . . . . . . . .                               60
                   Schedule VI - Accumulated Depreciation, Depletion
                     and Amortization for the Three Years Ended
                     December 31, 1993  . . . . . . . . . . . . . . . . . . . . .                               61
                   Schedule IX - Short-Term Borrowings for the Three
                     Years Ended December 31, 1993  . . . . . . . . . . . . . . .                               62
                   Schedule X - Supplementary Income Statement Informa-
                     tion for the Three Years Ended December 31, 1993 . . . . . .                               63

                                                                                                    Page Number
                                                                                              -------------------------

                                                                                              1994 Proxy     Included
                                                                                              Statement       in 10-K
                                                                                              ----------    ----------
                         PART IV (Continued)
                         -------------------
           3. Exhibits
                List of Executive Compensation Plans and Arrangements   . . . . .                              57-58
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


                                                                                                    Page Number
                                                                                              -------------------------

                                                                                              1994 Proxy     Included
                                                                                              Statement      in 10-K
                                                                                              ----------    ----------
                         PART IV (Continued)
                         -------------------
                Exhibit 10(e) - 1988 Incentive Stock Option Plan
                  for key employees of the Company (Exhibit 10.6,
                  Amendment No. 1 on Form 8 dated September 2, 1988
                  to the Annual Report on Form 10-K for the year ended
                  December 31, 1987)*
                Exhibit 10(f) - Form of Grant Certificate for
                  Employee Stock Option Plans (Exhibit 10.7, Amend-
                  ment No. 1 on Form 8 dated September 2, 1988 to
                  the Annual Report on Form 10-K for the year ended
                  December 31, 1987)*
                Exhibit 10(g) - Directors' Deferred Compensation
                  Plan Agreement (Exhibit 10.8, Amendment No. 1
                  on Form 8 dated September 2, 1988 to the Annual
                  Report on Form 10-K for the year ended
                  December 31, 1987)*
                Exhibit 10(h) - 1987 Directors' Deferred Fee Plan
                  and Form of Participation Agreement regarding the
                  Plan (Exhibit 10.9, Amendment No. 1 on Form 8
                  dated September 2, 1988 to the Annual Report on
                  Form 10-K for the year ended December 31, 1987)*
                Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                  Directors of the Company with Form of Grant Certificate
                  (Exhibit 4.1, File No. 33-46999).
                Exhibit 10(j) - K N Energy, Inc. 1993 Executive
                  Incentive Plan (Exhibit 10(k) to the Annual Report on
                  Form 10-K for the Year Ended December 31, 1992)*
                Exhibit 10(k) - K N Energy, Inc. 1994 Executive Incentive
                  Plan**
                Exhibit 10(l) - 1994 K N Energy, Inc. Long-Term Incentive Plan
                  (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
                  on Schedule 14-A)
                Exhibit 12 - Ratio of Earnings to Fixed Charges   . . . . . . . .                            64
                Exhibit 13 - 1993 Annual Report to Shareholders***  . . . . . . .                            65
                Exhibit 22 - Subsidiaries of the Registrant   . . . . . . . . . .                            66
                Exhibit 24 - Consent of Independent Public
                  Accountants   . . . . . . . . . . . . . . . . . . . . . . . . .                            69

       (b)      Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . .                            58

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            59


NOTE: Schedules I to XIII of this report, other than those listed above, have been omitted as not applicable, not required, or the information required is included in the financial statements or notes thereto.

       Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.


  * Incorporated herein by reference.
 ** Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.

                                     PART I

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

CONTINUING OPERATIONS

              Income from continuing operations and the applicable earnings per share and return on beginning of year common equity for the three years ended December 31, 1993, were as follows:

                                                                     1993     1992    1991
                                                                    -----    -----   -----
Income From Continuing
  Operations (Dollars in Millions)                                  $24.3    $19.6   $21.6
                                                                    =====    =====   =====
Earnings Per Share, Continuing
  Operations                                                        $1.57    $1.28   $1.40
                                                                    =====    =====   =====
Return on Common Equity                                             12.7%    10.6%   11.1%
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

                                                   1993       1992        1991
                                                  ------     ------      ------
GAS SERVICE
Operating Revenues -
  Gas Sales and Transportation                    $285.1      $289.0     $322.2
  Natural Gas Liquids and Other                     35.7        31.6       33.4
                                                  ------      ------     ------
                                                   320.8       320.6      355.6
                                                  ------      ------     ------
Operating Costs and Expenses -
  Gas Purchases                                    132.9       150.9      178.0
  Operations and Maintenance                       106.0        91.1       99.5
  Depreciation, Depletion and
    Amortization                                    21.8        20.9       19.7
  Taxes, Other Than Income Taxes                    10.0         9.4        7.8
                                                  ------      ------     ------
                                                   270.7       272.3      305.0
                                                  ------      ------     ------
Operating Income                                  $ 50.1      $ 48.3     $ 50.6
                                                  ======      ======     ======

Systems Throughput (Bcf) -
  Gas Sales                                         59.6        69.1       78.3
  Transportation                                   100.1        81.7       68.2
                                                  ------      ------     ------
                                                   159.7       150.8      146.5
                                                  ======      ======     ======
Natural Gas Liquids
 (Millions of Gallons)                              81.3        74.4       76.9
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

                                                           1993        1992        1991
                                                          ------      -----       -----
GAS MARKETING AND GATHERING
Operating Revenues -
  Gas Sales                                               $173.5      $64.5       $42.1
  Other                                                     33.8        7.1         0.2
                                                          ------      -----       -----
                                                           207.3       71.6        42.3
                                                          ------      -----       -----
Operating Costs and Expenses -
  Gas Purchases                                            157.6       58.9        35.7
  Operations and Maintenance                                40.3       11.1         6.1
  Depreciation, Depletion and
    Amortization                                             1.0        0.2          --
  Taxes, Other Than Income Taxes                             1.2        0.1          --
                                                          ------      -----       -----
                                                           200.1       70.3        41.8
                                                          ------      -----       -----
Operating Income                                          $  7.2      $ 1.3       $ 0.5
                                                          ======      =====       =====

Gas Sales and Gathered Volumes (Bcf)                       157.8       37.9        19.7
                                                          ======      =====       =====

Natural Gas Liquids(Millions of Gallons)                    64.1       16.1          --
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

              The combined impact on the Company's Gas Services and Gas Marketing and Gathering activities from the Wattenberg, Douglas and Wind River transactions were as follows:

                                                                              1993         1992
                                                                              ----         ----
Operating Revenues                                                           $47.4         $7.8
Operating Costs and Expenses                                                  38.8          6.7
                                                                             -----         ----
Operating Income                                                             $ 8.6         $1.1
                                                                             =====         ====


OIL AND GAS PRODUCTION                                                        1993    1992     1991
                                                                              ----    ----     ----
Operating Revenues -
  Oil and Gas Sales                                                           $7.2    $5.3     $3.3
  Other                                                                        1.3     1.8      1.4
                                                                              ----    ----     ----
                                                                               8.5     7.1      4.7
                                                                              ----    ----     ----
Operating Costs and Expenses -
  Operations and Maintenance                                                   3.2     2.6      2.5
  Depreciation, Depletion and
    Amortization                                                               3.3     3.1      1.6
  Taxes, Other Than Income Taxes                                               0.7     0.6      0.4
                                                                              ----    ----     ----
                                                                               7.2     6.3      4.5
                                                                              ----    ----     ----
Operating Income                                                              $1.3    $0.8     $0.2
                                                                              ====    ====     ====

Oil and Gas Production (Equivalent Bcf)                                        3.7     2.6      1.8
                                                                              ====    ====     ====

              The increases in 1993 and 1992 oil and gas revenues and production result from the July 1992 acquisition of producing properties in western Colorado and successful drilling in the Denver-Julesburg Basin in northeastern Colorado.

                                                                              1993       1992       1991
                                                                             ------     ------     ------
OTHER INCOME AND (DEDUCTIONS)
Interest Expense                                                             $(21.2)    $(19.4)    $(17.2)
Other, Net                                                                      1.2        0.4        1.2
                                                                             ------     ------     ------
                                                                             $(20.0)    $(19.0)    $(16.0)
                                                                             ======     ======     ======

              The increase in interest expense primarily reflects the Company's issuance of $195 million of long-term debt during the last three years. The majority of the net proceeds from these debt issues were used to fund capital expenditures and acquisitions; however, $65 million was used to refund higher coupon debt in 1993 and 1992. As a result, the Company's year end 1993 weighted- average embedded cost of long-term debt was 8.3 percent compared with a cost of 9.6 percent at December 31, 1990.

                                                                              1993    1992    1991
                                                                             -----   -----    -----
INCOME TAXES

Applicable to Continuing Operations                                          $14.4   $11.8    $13.7
                                                                             =====   =====    =====

Effective Tax Rate                                                            37.2%   37.6%    38.8%
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

              The Company has no substantial disagreements related to take-or-pay matters. The Company monitors contractual obligations, including obligations to pay above-market prices under certain contracts, and at the end of each contract year pays those producers to whom take-or-pay amounts are payable. All amounts paid by the Company for take-or-pay are fully recoupable under the terms of the gas purchase contracts under K N's Supply Transition Program administered by K N Gas Supply Services, Inc., a wholly-owned subsidiary of K N, or the existing state and local regulatory rules and regulations for K N Retail, K N's local distribution company. As a result, the Company has experienced no losses due to unfavorable pricing and none are anticipated. At December 31, 1993, the level of outstanding payments was $11.7 million.

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

                                                       /s/ Arthur Andersen & Co.

Denver, Colorado,
   February 10, 1994.

CONSOLIDATED STATEMENTS OF INCOME
K N ENERGY, INC. AND SUBSIDIARIES


                                                                                    YEARS ENDED DECEMBER 31
                                                                       -------------------------------------------------
                                                                         1993                1992                 1991
- - ------------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in Thousands
                                                                                    Except Per Share Amounts)
OPERATING REVENUES:
Gas Service -
  Natural Gas Sales                                                    $254,427            $271,967             $308,555
  Other                                                                  55,709              43,716               42,992
                                                                       --------            --------             --------
Total Gas Service Revenues                                              310,136             315,683              351,547
Gas Marketing and Gathering                                             177,892              71,426               40,739
Oil and Gas Production                                                    5,321               4,710                3,053
                                                                       --------            --------             --------
Total Operating Revenues                                                493,349             391,819              395,339
                                                                       --------            --------             --------
OPERATING COSTS AND EXPENSES:
Gas Purchases                                                           260,520             208,147              211,391
Operations                                                              128,560              91,746               95,705
Maintenance                                                               7,661               7,264                7,364
Depreciation, Depletion and
  Amortization                                                           26,156              24,187               21,361
Taxes, Other Than Income Taxes                                           11,834              10,105                8,249
                                                                       --------            --------             --------
Total Operating Costs and Expenses                                      434,731             341,449              344,070
                                                                       --------            --------             --------
OPERATING INCOME                                                         58,618              50,370               51,269
                                                                       --------            --------             --------
OTHER INCOME AND (DEDUCTIONS):
Interest Expense                                                        (21,200)            (19,373)             (17,169)
Other, Net                                                                1,236                 399                1,182
                                                                       --------            --------             --------
Total Other Income and (Deductions)                                     (19,964)            (18,974)             (15,987)
                                                                       --------            --------             --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                    38,654              31,396               35,282
Income Taxes                                                             14,379              11,803               13,682
                                                                       --------            --------             --------
INCOME FROM CONTINUING OPERATIONS                                        24,275              19,593               21,600
Loss from Discontinued Operations,
  Net of Income Taxes                                                        --                  --              (17,250)
                                                                       --------            --------             --------
NET INCOME                                                               24,275              19,593                4,350
Less - Preferred Stock Dividends                                            810                 989                1,382
                                                                       --------            --------             --------
NET INCOME AVAILABLE FOR COMMON STOCK                                  $ 23,465            $ 18,604             $  2,968
                                                                       ========            ========             ========

EARNINGS PER COMMON SHARE:
Continuing Operations                                                  $   1.57            $   1.28             $   1.40
Discontinued Operations                                                      --                  --                (1.19)
                                                                       --------            --------             --------
                                                                       $   1.57            $   1.28             $   0.21
                                                                       ========            ========             ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                 DECEMBER 31
                                                       --------------------------------
                                                         1993                    1992
- - ---------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                              $  4,760                $  7,962
Accounts Receivable                                      88,491                  57,839
Contract Demand Receivables (See Note 1(L))              38,732                      --
Material and Supplies, at Average Cost                    8,603                   7,445
Gas in Underground Storage                                5,836                     665
Prepaid Gas                                              11,689                  14,404
Exchange Gas and Other                                   28,707                  43,288
                                                       --------                --------
                                                        186,818                 131,603
                                                       --------                --------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Natural Gas Utility Plant                               830,254                 730,519
Gas Marketing and Gathering                              12,384                   6,461
Oil and Gas Production                                   34,381                  31,758
                                                       --------                --------
                                                        877,019                 768,738
Less--Accumulated Depreciation, Deple-
   tion and Amortization                                369,957                 313,662
                                                       --------                --------
                                                        507,062                 455,076
                                                       --------                --------
DEFERRED CHARGES AND OTHER ASSETS                        37,389                  32,268
                                                       --------                --------
                                                       $731,269                $618,947
                                                       ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Preferred Stock
   and Long-Term Debt                                  $  3,500                $  5,000
Notes Payable                                            47,000                   2,000
Accounts Payable                                         73,713                  52,926
Accrued Taxes                                            10,299                   9,515
Exchange Gas and Other                                   27,447                  51,421
                                                       --------                --------
                                                        161,959                 120,862
                                                       --------                --------
DEFERRED LIABILITIES, CREDITS AND
   RESERVES:
Deferred Income Taxes                                    60,444                  49,252
Deferred Revenues (See Note 1(L))                        43,692                      --
Other                                                    21,879                  32,455
                                                       --------                --------
                                                        126,015                  81,707
                                                       --------                --------

LONG-TERM DEBT                                          231,881                 220,009
                                                       --------                --------



COMMITMENTS AND CONTINGENT LIABILITIES
   (NOTES 5 AND 11)

PREFERRED STOCK SUBJECT TO MANDATORY
   REDEMPTION                                                                         2,858                   4,500
                                                                                   --------                --------
STOCKHOLDERS' EQUITY:
Preferred Stock                                                                       7,000                   7,000
                                                                                   --------                --------
Common Stock:
   Authorized - 25,000,000 Shares, Par
     Value $5 Per Share
   Outstanding - 15,035,301 and 9,763,592
     Shares, Respectively                                                            75,177                  48,818
Additional Paid-in Capital                                                           28,907                  48,287
Retained Earnings                                                                    97,472                  87,764
                                                                                   --------                --------
Total Common Stockholders' Equity                                                   201,556                 184,869
                                                                                   --------                --------
Total Stockholders' Equity                                                          208,556                 191,869
                                                                                   --------                --------
                                                                                   $731,269                $618,947
                                                                                   ========                ========

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
K N ENERGY, INC. AND SUBSIDIARIES




                                                               COMMON STOCK         TREASURY STOCK     ADDITIONAL
                                                           --------------------   ------------------     PAID-IN     RETAINED
                                                           SHARES    AMOUNT        SHARES    AMOUNT      CAPITAL     EARNINGS
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
BALANCE, DECEMBER 31, 1990                              9,540,817   $47,704       (54,455)   $(1,359)   $ 44,847     $ 90,623
Net Income                                                                                                              4,350
Cash Dividends -
  Common, $0.79 Per Share                                                                                             (11,359)
  Preferred                                                                                                            (1,382)
Loss on Redemption of Preferred Stock                                                                                     (53)
Treasury Stock Acquired                                                          (236,100)    (5,794)
Employee Stock Options                                      5,083        26        24,482        613          53         (252)
Employee Benefit Plans                                    112,799       564        82,495      1,934       1,961          (17)
Dividend Reinvestment and Stock PurchasePlans                   2        --       118,808      2,879          --         (174)
                                                       ----------   -------      --------    -------    --------     --------
BALANCE, DECEMBER 31, 1991                              9,658,701    48,294       (64,770)    (1,727)     46,861       81,736
Net Income                                                                                                             19,593
Cash Dividends -
  Common, $0.85 Per Share                                                                                             (12,417)
  Preferred                                                                                                              (989)
Treasury Stock Acquired                                                           (48,833)    (1,306)
Employee Stock Options                                     46,593       233            --         --         423           --
Employee Benefit Plans                                      3,943        20        31,070        830          87          (51)
Dividend Reinvestment and Stock Purchase Plans             54,355       271        82,533      2,203         916         (108)
                                                       ----------   -------      --------    -------    --------     --------
BALANCE, DECEMBER 31, 1992                              9,763,592    48,818            --         --      48,287       87,764
Net Income                                                                                                             24,275
Cash Dividends -
  Common, $0.92 Per Share                                                                                             (13,757)
  Preferred                                                                                                              (810)
Common Stock Split                                      4,997,984    24,990            --         --     (25,024)          --
Employee Stock Options                                     81,416       407            --         --         949           --
Employee Benefit Plans                                     20,717       104            --         --         560           --
Dividend Reinvestment and Stock Purchase Plans            171,592       858            --         --       4,135           --
                                                       ----------   -------      --------    -------    --------     --------
BALANCE, DECEMBER 31, 1993                             15,035,301   $75,177            --    $    --    $ 28,907     $ 97,472
                                                       ==========   =======      ========    =======    ========     ========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
K N ENERGY, INC. AND SUBSIDIARIES


                                                                                      YEARS ENDED DECEMBER 31
                                                                               --------------------------------------
                                                                                 1993           1992          1991
- - ---------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations                                              $24,275        $19,593         $21,600
Adjustments to Reconcile Income from Continuing Operations to
   Net Cash from Operating Activities:
   Depreciation, Depletion and Amortization                                     26,156         24,187          21,361
   Provisions for Losses on Accounts Receivable                                    875            251             510
   Gain on Sale of Facilities                                                       --           (188)             --
   Deferred Income Taxes                                                         7,606          4,387          (8,088)
   Deferred Purchased Gas Costs                                                (11,925)            --          11,575
   Other Funds Used During Construction                                            516           203             337
Changes in Other Working Capital Items                                         (18,373)       (10,933)         17,640
Changes in Deferred Revenues                                                     4,960             --              --
Changes in Other Assets and Liabilities                                          9,224         (4,273)          7,186
                                                                               -------        -------         -------
Net Cash Flows from Continuing Operations                                       43,314         33,227          72,121
Net Cash Flows from Discontinued Operations                                         --             --         (11,157)
                                                                               -------        -------         -------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                 43,314         33,227          60,964
                                                                               -------        -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures - Continuing Operations                                   (63,068)       (60,117)        (59,394)
                     - Discontinued Operations                                      --             --          (1,983)
Acquisitions (Net of Cash Acquired of $1,535,000 in 1992)                      (25,660)        (8,715)             --
Other Funds Used During Construction                                              (516)          (203)           (337)
Investments                                                                       (150)        (1,059)         (2,100)
Proceeds from Sale of Facilities                                                   220            281              43
Proceeds from Sale of Discontinued Operations                                       --             --           7,224
                                                                               -------        -------         -------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (89,174)       (69,813)        (56,547)
                                                                               -------        -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net)                                                           45,000          2,000          (6,000)
Long-Term Debt - Issued                                                         50,000        100,000          45,000
               - Retired                                                       (39,014)       (56,945)        (17,467)
Preferred Stock Redemption                                                      (2,143)        (2,143)         (4,696)
Common Stock Issued                                                              6,979          1,791           2,161
Treasury Stock - Issued                                                             --          3,033           5,426
               - Acquired                                                           --         (1,306)         (5,794)
Cash Dividends - Common                                                        (13,757)       (12,417)        (11,359)
               - Preferred                                                        (810)          (989)         (1,382)

Premium on Debt Reacquisition and Issue Costs                                   (3,597)        (2,557)           (481)
                                                                               -------        -------         -------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                 42,658         30,467           5,408
                                                                               -------        -------         -------
Net Increase (Decrease) in Cash and Cash Equivalents                            (3,202)        (6,119)          9,825
Cash and Cash Equivalents at Beginning of Year                                   7,962         14,081           4,256
                                                                               -------        -------         -------
Cash and Cash Equivalents at End of Year                                       $ 4,760        $ 7,962         $14,081
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

(K)    Gas in Underground Storage

            K N's regulated interstate retail distribution business and Northern Gas Company record storage injections at the average cost of purchased gas for the year. Storage withdrawals are priced on the last-in first-out ("LIFO") method. K N Gas Supply Services, Inc., a nonjurisdictional subsidiary, prices storage injections at the average cost of purchased gas each month. Storage withdrawals are priced at the average cost of storage gas at the beginning of each month. Rocky Mountain Natural Gas Company prices storage injections at the average cost of purchased gas for the year. Storage withdrawals are priced on the first- in first-out ("FIFO") method.

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

            Changes in Other Working Capital Items Summary, Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Activities are as follows:

                                                                                 1993           1992             1991
- - ----------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS
  SUMMARY (NET OF ACQUISITION EFFECTS):
Accounts Receivable                                                           $(31,527)      $(14,502)        $17,458
Material and Supplies                                                           (1,158)           806            (809)
Gas in Underground Storage                                                        (581)            10            (670)
Accounts Payable, Accrued Taxes and Other Current Liabilities                   21,845          6,985          11,991
Exchange Gas, Net                                                                 (471)         1,440          (7,623)
Other Current Assets                                                            (6,481)        (5,672)         (2,707)
                                                                              --------       --------         -------
                                                                              $(18,373)      $(10,933)        $17,640
                                                                              ========       ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for:
  Interest (Net of Amount Capitalized)                                        $ 21,131       $ 18,088         $15,079
                                                                              ========       ========         =======
  Income Taxes                                                                $  7,031       $  5,264         $ 9,647
                                                                              ========       ========         =======



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(A) The Company purchased all of the capital stock of two corporations, each of which owned gas distribution systems, for $5,248,000 in 1992.  In conjunction with the acquisitions, liabilities were assumed as follows:
Fair Value of Assets Acquired                                                                 $ 7,200
Cash Paid for the Capital Stock                                                                (5,248)
                                                                                              -------
Liabilities Assumed                                                                           $ 1,952
                                                                                              =======

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

6.     INCOME TAXES

              See Note 1(D) regarding the method of accounting for income taxes.

              Components of the income tax provision applicable to Federal and state income taxes are as follows (in thousands):

                                                                  1993      1992      1991
- - ------------------------------------------------------------------------------------------
Taxes Currently Payable:
  Federal                                                      $ 4,312   $ 6,728  $  1,290
  State                                                          2,461       688     1,185
                                                               -------   -------  --------
  Total                                                          6,773     7,416     2,475
                                                               -------   -------  --------
Taxes Deferred:
  Federal                                                        7,573     2,993    (7,631)
  State                                                             33     1,394      (457)
                                                               -------   -------   -------
  Total                                                          7,606     4,387    (8,088)
                                                               -------   -------   -------
Total Tax Provision                                             14,379    11,803    (5,613)
Less Tax Effect of:
  Discontinued Coal Mining Operations -
    Loss from Operations                                            --        --      (351)
    Loss on Sale                                                    --        --   (18,944)
                                                               -------   -------   -------
Total Tax Provision on Income from Continuing Operations       $14,379   $11,803   $13,682
                                                               -------   -------   -------
                                                               -------   -------   -------
Effective Tax Rate on Income from Continuing Operations          37.2%     37.6%     38.8%
                                                               -------   -------   -------
                                                               -------   -------   -------

            The difference between the statutory Federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                                1993      1992       1991
- - -----------------------------------------------------------------------------------------
Federal Income Tax Rate                                        35.0%     34.0%      34.0%
Increase (Decrease) as a Result of -
  State Income Tax, Net of Federal Benefit                      4.2%      4.4%       5.0%
  Other                                                        (2.0%)    (0.8%)     (0.2%)
                                                               -----     -----      -----
Effective Tax Rate                                             37.2%     37.6%      38.8%
                                                               -----     -----      -----
                                                               -----     -----      -----

            The Company has recorded deferred regulatory assets of $1.5 million and $2.1 million, and deferred regulatory liabilities of $4.4 million and $7.3 million at December 31, 1993 and 1992, respectively, which are expected to result in cost-of- service adjustments. These amounts reflect the "gross of tax" presentation required under SFAS 109. The Company reduced its deferred regulatory liability by $2.2 million as a result of the Federal tax rate increase from 34 percent to 35 percent. The deferred tax assets and liabilities and deferred regulatory assets and liabilities for rate-regulated entities computed according to SFAS 109 at December 31, 1993 and 1992 result from the following (in thousands):

                                                                           DECEMBER 31
                                                                     ---------------------
                                                                        1993          1992
- - ------------------------------------------------------------------------------------------
Deferred Tax Assets:
  Unbilled Revenue                                                   $ 2,454       $ 1,599
  Vacation Accrual                                                     1,443         1,215
  State Taxes                                                          2,652         2,454
  Capitalized Overhead Adjustment                                      3,388         3,526
  Operating Reserves                                                   1,497         2,378
  Rate Matters (PGA)                                                      --         1,387
  Deferred Revenues                                                    1,526            --
  Other                                                                3,351         2,148
  Revenue Subject to Refund                                               --           456
                                                                     -------       -------
Total Deferred Tax Assets                                             16,311        15,163
                                                                     -------       -------
Deferred Tax Liabilities:
  Liberalized Depreciation                                            65,098        56,581
  Rate Matters                                                         6,104         3,936
  Prepaid Pension                                                      3,432         3,000
  Other                                                                2,121           898
                                                                     -------       -------
Total Deferred Tax Liabilities                                        76,755        64,415
                                                                     -------       -------
Net Deferred Tax Liabilities                                         $60,444       $49,252
                                                                     -------       -------
                                                                     -------       -------
SFAS 109 Deferred Accounts for Rate Regulated Entities:
  Liabilities                                                        $ 4,379       $ 7,305
                                                                     -------       -------
                                                                     -------       -------
  Assets                                                             $(1,455)      $(2,148)
                                                                     -------       -------
                                                                     -------       -------

7.     FINANCING

(A)    Notes Payable

              The Company has credit agreements with eight banks to either borrow or use as commercial paper support, up to a total of $90.0 million at December 31, 1993. At December 31, 1993, $10.0 million was outstanding under the credit agreements at an interest rate of 3.27 percent. No amounts were outstanding under the credit agreements at December 31, 1992. Borrowings are made at prime or a rate less than prime negotiated on the borrowing date and for a term of not more than one year. During 1993 all borrowings were made for terms of approximately one month. The Company pays the banks a fee of one quarter of one percent per annum of the unused commitment.

              Commercial paper issued by the Company represents unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1993 all commercial paper issued was redeemed within 90 days, with interest rates ranging from 3.2 percent to 3.7 percent. At December 31, 1993 and 1992, $37.0 million and $2.0 million of commercial paper, respectively, were outstanding.

(B)    Long-Term Debt

              Long-term debt at December 31, 1993 and 1992 was as follows (in thousands):

                                                      DECEMBER 31
                                               -----------------------
                                                   1993           1992
- - ----------------------------------------------------------------------
Debentures:
  6.5% Series, Due 2013                        $ 50,000       $     --
  7.85% Series, Due 2022                         29,985         30,000
Sinking Fund Debentures:
  10 3/4% Series, Due 2008                           --         35,000
  9.95% Series, Due 2020                         20,000         20,000
  9 5/8% Series, Due 2021                        45,000         45,000
  8.35% Series, Due 2022                         35,000         35,000
Unamortized Debt Discount                          (604)          (491)
Senior Notes:
  7.27%, Due 1995-2002                           35,000         35,000
Medium-Term Notes:
  9.96% Average Rate, Due 1994-1999              20,500         24,500
Current Maturities of Long-Term Debt             (3,000)        (4,000)
                                               --------       --------
Total Long-Term Debt                           $231,881       $220,009
                                               --------       --------
                                               --------       --------

            Maturities of long-term debt for the five years ending December 31, 1998, are as follows (in thousands):

YEAR ENDING
DECEMBER 31                              AMOUNT
- - -----------------------------------------------
[S]                                      [C]
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

             On November 30, 1993, the Securities and Exchange Commission declared effective, pursuant to Section 8(a) of the Securities Act of 1933, a shelf registration for the sale of $200 million in debt securities in anticipation of future long-term financing needs. No funds have been drawn under this shelf registration.

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

8.     PREFERRED STOCK

            Preferred stock at December 31, 1993 and 1992 was as follows (in thousands):

                                                                                     DECEMBER 31
                                                                              ------------------------
                                                                                1993              1992
- - ------------------------------------------------------------------------------------------------------
Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
  All Without Par Value -
  Redeemable Solely at Option of Company - Class A, $5.00 Cumulative
    Series, 70,000 Shares                                                     $7,000            $7,000
                                                                              ------            ------
                                                                              ------            ------
  Subject to Mandatory Redemption at $100 Per Share -
    Class A, $8.50 Cumulative Series, 5,000 Shares in 1993 and
      15,000 Shares in 1992                                                   $  500            $1,500
    Class B, $8.30 Cumulative Series, 28,576 Shares in 1993 and
      40,004 Shares in 1992                                                    2,858             4,000
    Current Sinking Fund Requirements                                           (500)           (1,000)
                                                                              ------            ------
    Total Preferred Stock Subject to Mandatory Redemption                     $2,858            $4,500
                                                                              ------            ------
                                                                              ------            ------

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

(E)    Combined Aggregate Redemption Requirements

            The combined aggregate amount of mandatory redemption requirements for all preferred issues for the five years ending December 31, 1998, are as follows (in thousands):

YEAR ENDING
DECEMBER 31                                             AMOUNT
- - --------------------------------------------------------------
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

            Net pension cost for 1993, 1992 and 1991 included the following components (in thousands):

                                                                1993          1992           1991
- - -------------------------------------------------------------------------------------------------
Service Cost - Benefits Earned During the Period             $ 2,579       $ 2,712        $ 2,467
Interest Cost on Projected Benefit Obligation                  5,698         5,153          4,888
Actual Return on Assets                                      (14,976)       (5,486)       (15,550)
Net Amortization and Deferral                                  6,714        (2,598)         8,610
                                                             -------       -------        -------
Net Periodic Pension Cost                                    $    15       $  (219)       $   415
                                                             -------       -------        -------
                                                             -------       -------        -------

            The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements at December 31, 1993 and 1992 (in thousands):

                                                                                       DECEMBER 31
                                                                              --------------------------
                                                                                  1993              1992
- - --------------------------------------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligations:
  Vested Benefit Obligation                                                   $(71,914)         $(65,367)
                                                                              --------          --------
                                                                              --------          --------
  Accumulated Benefit Obligation                                              $(73,005)         $(66,792)
                                                                              --------          --------
                                                                              --------          --------
  Projected Benefit Obligation                                                $(81,554)         $(74,765)
Plan Assets at Fair Value                                                      101,457            89,739
                                                                              --------          --------
Plan Assets in Excess of Projected Benefit Obligation                           19,903            14,974
Unrecognized Net Gain                                                           (9,504)           (5,235)
Prior Service Cost Not Yet Recognized in Net Periodic Pension Costs                236               256
Unrecognized Net Asset at January 1                                             (1,675)           (1,817)
                                                                              --------          --------
Prepaid Pension Cost                                                          $  8,960          $  8,178
                                                                              --------          --------
                                                                              --------          --------

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

            Net postretirement benefit cost for the defined benefit plan in 1993 included the following components (in thousands):

                                                                              1993
- - ----------------------------------------------------------------------------------
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

            The following table sets forth the plan's funded status and the amounts recognized in the Company's financial statements at December 31, 1993(in thousands):

                                                                                             DECEMBER 31
                                                                                             -----------
                                                                                                    1993
- - --------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation:
  Retirees                                                                                      $(13,920)
  Active Plan Participants                                                                        (5,197)
                                                                                                --------
  Total APBO                                                                                     (19,117)
Plan Assets at Fair Value                                                                            924
                                                                                                --------
Accumulated Postretirement Benefit Obligation in Excess of Plan Assets                           (18,193)
Unrecognized Net Gain                                                                                 (6)
Prior Service Cost Not Yet Recognized in Net Periodic Postretirement Benefit Cost               --------
Unrecognized Transition Obligation                                                                17,847
                                                                                                --------
Accrued Postretirement Benefit Cost                                                             $   (352)
                                                                                                ========

            The weighted average discount rate used in determining the actuarial present value of the APBO was 7.5 percent; the assumed health care cost trend rate was 11 percent for 1993, nine percent for 1994 and seven percent for 1995 and beyond. A one- percentage-point increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of the 1993 net periodic postretirement benefit cost by $0.1 million and would have increased the APBO as of December 31, 1993, by $0.1 million.

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

            At December 31, 1993, 91 employees, officers and directors held options under the plans. The changes in stock options outstanding during 1993, 1992 and 1991 are as follows, restated to reflect the three-for-two common stock split described in Note 1(E):

                                                   NUMBER OF                       OPTION PRICE
                                                      SHARES                          PER SHARE
- - -----------------------------------------------------------------------------------------------
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

            Future minimum commitments under major operating leases for the five years ending December 31, 1998 and thereafter are as follows (in thousands):

YEAR ENDING
DECEMBER 31                              AMOUNT
- - -----------------------------------------------
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

            The results of operations of the coal mining subsidiaries have been accounted for as discontinued operations in the financial statements.
Following is a summary of revenues, loss from operations and loss on sale of this discontinued business (in thousands):

                                                                                    1991
- - ----------------------------------------------------------------------------------------
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

BUSINESS SEGMENT INFORMATION



                                                                        1993                 1992                1991
- - ---------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
OPERATING REVENUES:
Gas Service                                                         $320,854             $320,557            $355,563
Gas Marketing and Gathering                                          207,242               71,585              42,272
Oil and Gas Production                                                 8,462                7,119               4,690
Intersegment Eliminations                                            (43,209)              (7,442)             (7,186)
                                                                    --------             --------            --------
                                                                    $493,349             $391,819            $395,339
                                                                    ========             ========            ========
OPERATING INCOME:
Gas Service                                                         $ 50,140             $ 48,304            $ 50,612
Gas Marketing and Gathering                                            7,229                1,263                 504
Oil and Gas Production                                                 1,249                  803                 153
                                                                    --------             --------            --------
OPERATING INCOME                                                      58,618               50,370              51,269
Other Income and (Deductions) - Net                                  (19,964)             (18,974)            (15,987)
                                                                    --------             --------            --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                               $ 38,654             $ 31,396            $ 35,282
                                                                    ========             ========            ========
IDENTIFIABLE ASSETS:
Gas Service                                                         $568,311             $562,325            $513,948
Gas Marketing and Gathering                                          124,501               18,316               7,890
Oil and Gas Production                                                25,365               22,153              18,366
Corporate                                                             13,092               16,153              19,452
                                                                    --------             --------            --------
                                                                    $731,269             $618,947            $559,656
                                                                    ========             ========            ========
DEPRECIATION, DEPLETION AND
  AMORTIZATION EXPENSE:
Gas Service                                                         $ 21,824             $ 20,876            $ 19,689
Gas Marketing and Gathering                                              977                  218                  38
Oil and Gas Production                                                 3,355                3,093               1,634
                                                                    --------             --------            --------
                                                                    $ 26,156             $ 24,187            $ 21,361
                                                                    ========             ========            ========
CAPITAL EXPENDITURES:
Gas Service                                                         $ 78,110             $ 58,702            $ 51,638
Gas Marketing and Gathering                                            6,956                2,828                 844
Oil and Gas Production                                                 4,757                9,397               6,912
                                                                    --------             --------            --------
                                                                    $ 89,823             $ 70,927            $ 59,394
                                                                    ========             ========            ========

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY OPERATING RESULTS FOR 1993 AND 1992


(Dollars in Thousands Except Per Share Amounts)

                                                                                       1993
- - ---------------------------------------------------------------------------------------------------------------
                                                                    FIRST       SECOND       THIRD       FOURTH
- - ---------------------------------------------------------------------------------------------------------------
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
                                                                 ========      =======     =======     ========

                                                                                       1992
- - ---------------------------------------------------------------------------------------------------------------
                                                                    First       Second       Third       Fourth
- - ---------------------------------------------------------------------------------------------------------------
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

                                                           K N ENERGY, INC.
                                                             (Registrant)

June 9, 1994                            By     /s/ E. Wayne Lundhagen
                                          ______________________________________
                                                   E. Wayne Lundhagen
                                         Vice President - Finance and Accounting

                                                                     SCHEDULE IX


                       K N ENERGY, INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                      THREE YEARS ENDED DECEMBER 31, 1993


              The Company has credit agreements with eight banks to either borrow or use as commercial paper support, up to a total of $90.0 million at December 31, 1993. Borrowings are made at prime or a rate less than prime negotiated on the borrowing date and for a term of not more than one year. During 1993 all borrowings were made for terms of approximately one month. The Company pays the banks a fee of one-quarter of one percent per annum of the unused commitment.

              Commercial paper issued by the Company represents unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1993 all commercial paper issued was redeemed within 90 days, with interest rates ranging from 3.2 percent to 3.7 percent.

              Amounts outstanding during the year and at year-end, and related interest rates, were as follows:

                                                            Maximum       Average
                                             Weighted       Amount        Amount      Weighted Average
                                   Balance    Average     Outstanding   Outstanding    Interest Rate
    Category of Aggregate          End of    Interest     During the    During the      During the
    Short-Term Borrowings          Period      Rate         Period      Period (A)      Period (B)
    ---------------------          -------   --------     -----------   -----------   ----------------
                                                       (Dollars in Thousands)
Year Ended December 31, 1993:
  Bank Loans . . . . . . . . .   $ 10,000      3.3%        $ 10,000       $  5,060           3.5%
  Commercial Paper . . . . . .     37,000      3.5           59,500          8,829           3.3

Year Ended December 31, 1992:
  Bank Loans . . . . . . . . .   $     --       --%        $ 10,000       $  6,329           3.8%
  Commercial Paper . . . . . .      2,000      3.7           43,000         10,847           3.6

Year Ended December 31, 1991:
  Bank Loans . . . . . . . . .   $     --       --%        $     --       $     --            --%
  Commercial Paper . . . . . .         --       --           15,600          1,368           6.8

(A) The average borrowings were determined based on the total of daily outstanding principal balances divided by the number of days in the year.

(B) The weighted average interest rates during the period were computed by dividing the actual interest expense by the average short-term debt outstanding.

                               Index to Exibits

                      Description                                                                       Page
                      -----------                                                                    ----------
(a) 1. Financial Statements
         Reference is made to the listing of financial state-
         ments and supplementary data under Item 8 in Part II
         of this index.
    2. Financial Statement Schedules
         Schedule V - Property, Plant and Equipment for the
           Three Years Ended December 31, 1993   . . . . . . . . . . . . .                               60
         Schedule VI - Accumulated Depreciation, Depletion
           and Amortization for the Three Years Ended
           December 31, 1993   . . . . . . . . . . . . . . . . . . . . . .                               61
         Schedule IX - Short-Term Borrowings for the Three
           Years Ended December 31, 1993   . . . . . . . . . . . . . . . .                               62
         Schedule X - Supplementary Income Statement Informa-
           tion for the Three Years Ended December 31, 1993  . . . . . . .                               63

                  Description                                                                       Page
                  -----------                                                                    ----------
3. Exhibits
     List of Executive Compensation Plans and Arrangements   . . . . .                              57-58
     Exhibit 3(a) - Restated Articles of Incorporation
       (Exhibit 3(a), Annual Report on Form 10-K for the
       year ended December 31, 1988)*
     Exhibit 3(b) - By-laws of the Company, as amended
       (Exhibit 4.2, File No. 33-42698)*
     Exhibit 3(c) - Certificate of the Voting Powers,
       Designation, Preferences and Relative, Participa-
       ting, Optional or Other Special Rights, and Quali-
       fications, Limitations or Restrictions Thereof,
       of the Class A $8.50 Cumulative Preferred Stock,
       Without Par Value (Exhibit 4.3, File No.
       33-26314)*
     Exhibit 3(d) - Certificate of the Voting Powers,
       Designation, Preferences and Relative, Participa-
       ting, Optional or Other Special Rights, and Quali-
       fications, Limitations or Restrictions Thereof,
       of the Class B $8.30 Cumulative Preferred Stock,
       Without Par Value (Exhibit 4.4, File No.
       33-26314)*
     Exhibit 4(a) - Indenture dated as of September 1,
       1988, between K N Energy, Inc. and Continental
       Illinois National Bank and Trust Company of Chi-
       cago (Exhibit 1.2, Current Report on Form 8-K
       Dated October 5, 1988)*
     Exhibit 4(b) - First supplemental indenture dated
       as of January 15, 1992, between K N Energy, Inc.
       and Continental Illinois National Bank and Trust
       Company of Chicago (Exhibit 4.2, File No. 33-45091)*
     Exhibit 4(c) - Second supplemental indenture dated
       as of December 15, 1992, between K N Energy, Inc.
       and Continental Bank, National Association (Exhibit
       1.2, Current Report on Form 8-K dated December 15,
       1992)*
     Exhibit 4(d) - Indenture dated as of November 20, 1993,
       between K N Energy, Inc. and Continental Illinois
       National Bank and Trust Company of Chicago (Exhibit
       4.1, File No. 33-51115)*
     Note - Copies of instruments relative to
       long-term debt in authorized amounts that do not
       exceed 10 percent of the consolidated total assets
       of the Company and its subsidiaries have not been
       furnished. The Company will furnish such instru-
       ments to the Commission upon request.
     Exhibit 10(a) - Form of Key Employee Severance
       Agreement (Exhibit 10.2, Amendment No. 1 on Form 8
       dated September 2, 1988 to the Annual Report on Form
       10-K for the year ended December 31, 1987)*
     Exhibit 10(b) - 1982 Stock Option Plan for Non-
       employee Directors of the Company with Form of
       Grant Certificate (Exhibit 10.3, Amendment No. 1
       on Form 8 dated September 2, 1988 to the Annual
       Report on Form 10-K for the year ended
       December 31, 1987)*
     Exhibit 10(c) - 1982 Incentive Stock Option Plan
       for key employees of the Company (Exhibit 10.4,
       Amendment No. 1 on Form 8 dated September 2, 1988
       to the Annual Report on Form 10-K for the year ended
       December 31, 1987)*
     Exhibit 10(d) - 1986 Incentive Stock Option Plan
       for key employees of the Company (Exhibit 10.5,
       Amendment No. 1 on Form 8 dated September 2, 1988
       to the Annual Report on Form 10-K for the year ended
       December 31, 1987)*

                 Description                                                                       Page
                 -----------                                                                    ----------
    Exhibit 10(e) - 1988 Incentive Stock Option Plan
      for key employees of the Company (Exhibit 10.6,
      Amendment No. 1 on Form 8 dated September 2, 1988
      to the Annual Report on Form 10-K for the year ended
      December 31, 1987)*
    Exhibit 10(f) - Form of Grant Certificate for
      Employee Stock Option Plans (Exhibit 10.7, Amend-
      ment No. 1 on Form 8 dated September 2, 1988 to
      the Annual Report on Form 10-K for the year ended
      December 31, 1987)*
    Exhibit 10(g) - Directors' Deferred Compensation
      Plan Agreement (Exhibit 10.8, Amendment No. 1
      on Form 8 dated September 2, 1988 to the Annual
      Report on Form 10-K for the year ended
      December 31, 1987)*
    Exhibit 10(h) - 1987 Directors' Deferred Fee Plan
      and Form of Participation Agreement regarding the
      Plan (Exhibit 10.9, Amendment No. 1 on Form 8
      dated September 2, 1988 to the Annual Report on
      Form 10-K for the year ended December 31, 1987)*
    Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
      Directors of the Company with Form of Grant Certificate
      (Exhibit 4.1, File No. 33-46999).
    Exhibit 10(j) - K N Energy, Inc. 1993 Executive
      Incentive Plan (Exhibit 10(k) to the Annual Report on
      Form 10-K for the Year Ended December 31, 1992)*
    Exhibit 10(k) - K N Energy, Inc. 1994 Executive Incentive
      Plan**
    Exhibit 10(l) - 1994 K N Energy, Inc. Long-Term Incentive Plan
      (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
      on Schedule 14-A)
    Exhibit 12 - Ratio of Earnings to Fixed Charges   . . . . . . . .                            64
    Exhibit 13 - 1993 Annual Report to Shareholders***  . . . . . . .                            65
    Exhibit 22 - Subsidiaries of the Registrant   . . . . . . . . . .                            66
    Exhibit 24 - Consent of Independent Public
      Accountants   . . . . . . . . . . . . . . . . . . . . . . . . .                            69

  * Incorporated herein by reference.
 ** Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.