Form 10-Q/A
period 1994-03-31
K N ENERGY INC
filed 1994-06-09
CIK 54502

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number        1-6446


                              K N ENERGY, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)


                 Kansas                                  48-0290000
       _______________________________               ___________________
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

            370 Van Gordon Street
    P.O. Box 281304, Lakewood, Colorado                  80228-8304
_________________________________________            ___________________
(Address of principal executive offices)                 (Zip Code)

                                (303) 989-1740
_______________________________________________________________________________
             (Registrant's telephone number, including area code)


_______________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)


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

Common stock, $5 par value; authorized 25,000,000 shares; outstanding 15,308,462 shares as of April 30, 1994.

                                                                       Form 10-Q
                       K N ENERGY, INC. AND SUBSIDIARIES
                                  FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 1994
                                     INDEX


PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                                                                                         Page Number
                                                                                                         -----------
                     Consolidated Balance Sheets (Unaudited)  . . . . . . . . . . . . . . . . . .           3-4
                     Consolidated Statements of Income (Unaudited)  . . . . . . . . . . . . . . .            5
                     Consolidated Statements of Cash Flows
                       (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6-7
                     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .           8-9

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries



                                                                            MARCH                  DECEMBER
                                                                           31, 1994                31, 1993
                                                                           --------                --------
                                                                         (Unaudited)
                                                                                 (Dollars in Thousands)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   10,453              $    4,760
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      92,405                  88,491
Contract Demand Receivables . . . . . . . . . . . . . . . . . . . . . .          --                  38,732
Material and Supplies, at Average Cost  . . . . . . . . . . . . . . . .       9,097                   8,603
Gas in Underground Storage  . . . . . . . . . . . . . . . . . . . . . .       2,073                   5,836
Prepaid Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,485                  11,689
Exchange Gas and Other  . . . . . . . . . . . . . . . . . . . . . . . .      27,121                  28,707
                                                                         ----------              ----------
                                                                            153,634                 186,818
                                                                         ----------              ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
Gas Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     857,221                 842,638
Gas and Oil Production  . . . . . . . . . . . . . . . . . . . . . . . .      63,248                  34,381
                                                                         ----------              ----------
                                                                            920,469                 877,019
Less-Accumulated Depreciation, Deple-
   tion and Amortization  . . . . . . . . . . . . . . . . . . . . . . .     377,730                 369,957
                                                                         ----------              ----------
                                                                            542,739                 507,062
                                                                         ----------              ----------

DEFERRED CHARGES AND OTHER ASSETS . . . . . . . . . . . . . . . . . . .      27,583                  37,389
                                                                         ----------              ----------
                                                                         $  723,956              $  731,269
                                                                         ==========              ==========




The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries



                                                                                      MARCH            DECEMBER
                                                                                     31, 1994          31, 1993
                                                                                     --------          --------
                                                                                   (Unaudited)
                                                                                     (Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Maturities of Preferred Stock and Long-Term Debt  . . . . . . . . . . . .  $    6,071        $    3,500
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,000            47,000
Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      82,022            73,713
Accrued Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,322            10,299
Exchange Gas and Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,679            27,447
                                                                                   ----------        ----------
                                                                                      142,094           161,959
                                                                                   ----------        ----------

DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,708            60,444
Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48,270            43,692
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,148            21,879
                                                                                   ----------        ----------
                                                                                      133,126           126,015
                                                                                   ----------        ----------

LONG-TERM DEBT:
Sinking Fund Debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      99,550            99,543
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     127,341           132,338
                                                                                   ----------        ----------
                                                                                      226,891           231,881
                                                                                   ----------        ----------

Preferred Stock Subject to Mandatory Redemption . . . . . . . . . . . . . . . . .       2,286             2,858
                                                                                   ----------        ----------

STOCKHOLDERS' EQUITY:
Preferred Stock-
  Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
    All Without Par Value
    Redeemable Solely at Option of Company at $105 Per Share-
      Class A, $5.00 Cumulative Series; 70,000 Shares . . . . . . . . . . . . . .       7,000             7,000
                                                                                   ----------        ----------


Common Stock-
  Authorized - 25,000,000 Shares, Par Value $5 Per Share,
    Outstanding 15,278,661 and 15,035,031 Shares, Respectively  . . . . . . . . .      76,393            75,177
  Additional Paid-In Capital  . . . . . . . . . . . . . . . . . . . . . . . . . .      32,995            28,907
  Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     103,334            97,472
                                                                                   ----------        ----------
                                                                                      212,722           201,556
  Treasury Stock, at Cost (6,800 and 0 shares, Respectively)  . . . . . . . . . .        (163)               --
                                                                                   ----------        ----------
  Total Common Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . .     212,559           201,556
                                                                                   ----------        ----------
                                                                                      219,559           208,556
                                                                                   ----------        ----------
                                                                                   $  723,956        $  731,269
                                                                                   ==========        ==========

                                                                       Form 10-Q


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N Energy, Inc. and Subsidiaries


                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                         1994                 1993
                                                                         ----                 ----
                                                                           (Dollars in Thousands
                                                                           Except Per Share Amounts)
OPERATING REVENUES:
Gas Services  . . . . . . . . . . . . . . . . . . . . . . . .       $  186,429            $  150,223
Gas and Oil Production  . . . . . . . . . . . . . . . . . . .            2,943                 1,043
                                                                    ----------            ----------
Total Operating Revenues  . . . . . . . . . . . . . . . . . .          189,372               151,266
                                                                    ----------            ----------

OPERATING COSTS AND EXPENSES:
Gas Purchases . . . . . . . . . . . . . . . . . . . . . . . .          122,795                81,701
Operations and Maintenance  . . . . . . . . . . . . . . . . .           35,557                33,351
Depreciation, Depletion and Amortization  . . . . . . . . . .            7,691                 6,219
Taxes, Other Than Income Taxes  . . . . . . . . . . . . . . .            3,091                 2,975
                                                                    ----------            ----------
Total Operating Costs and Expenses  . . . . . . . . . . . . .          169,134               124,246
                                                                    ----------            ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . .           20,238                27,020
                                                                    ----------            ----------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense  . . . . . . . . . . . . . . . . . . . . . .           (5,251)               (5,642)
Other, Net  . . . . . . . . . . . . . . . . . . . . . . . . .               96                   (91)
                                                                    ----------            ----------
Total Other Income and (Deductions) . . . . . . . . . . . . .           (5,155)               (5,733)
                                                                    ----------            ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .           15,083                21,287
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . .            5,398                 7,981
                                                                    ----------            ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .            9,685                13,306
Less-Preferred Stock Dividends  . . . . . . . . . . . . . . .              157                   203
                                                                    ----------            ----------
NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .       $    9,528            $   13,103
                                                                    ==========            ==========

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)  . . . . . .           15,193                14,757
                                                                    ==========            ==========

EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . . .       $     0.63            $     0.88
                                                                    ==========            ==========

DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . . . . . .       $     0.24            $     0.22
                                                                    ==========            ==========



The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                           ---------
                                                                                    1994                1993
                                                                                    ----                ----
                                                                                      (Dollars in Thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    9,685        $   13,306
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
  Depreciation, Depletion and Amortization  . . . . . . . . . . . . . . . . .          7,691             6,219
  Provisions for Losses on Accounts Receivable  . . . . . . . . . . . . . . .            274               476
  Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            207               921
  Deferred Purchased Gas Costs  . . . . . . . . . . . . . . . . . . . . . . .          6,579             1,428
  Other Funds Used During Construction  . . . . . . . . . . . . . . . . . . .            (73)              (33)
Changes in Other Working Capital Items  . . . . . . . . . . . . . . . . . . .         54,567             7,662
Changes in Non-Current Gas in Underground Storage . . . . . . . . . . . . . .             --            15,352
Changes in Other Assets and Liabilities . . . . . . . . . . . . . . . . . . .          6,681             2,881
                                                                                  ----------        ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . .         85,611            48,212
                                                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11,653)          (12,761)
Other Funds Used During Construction  . . . . . . . . . . . . . . . . . . . .             73                33
Proceeds from Sale of Facilities  . . . . . . . . . . . . . . . . . . . . . .             73                80
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3               (27)
Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (28,730)          (18,644)
                                                                                  ----------        ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . .        (40,234)          (31,319)
                                                                                  ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (38,000)           (2,000)
Long-Term Debt - Retired  . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,000)           (4,015)
Common Stock Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,304             3,417
Treasury Stock - Issued . . . . . . . . . . . . . . . . . . . . . . . . . . .            254                --
              - Acquired  . . . . . . . . . . . . . . . . . . . . . . . . . .           (417)               --
Cash Dividends - Common . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,666)           (3,265)
              - Preferred . . . . . . . . . . . . . . . . . . . . . . . . . .           (157)             (203)
Premium on Debt Reacquisition and Issue Costs . . . . . . . . . . . . . . . .             (2)              (77)
                                                                                  ----------        ----------

NET CASH FLOWS USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .        (39,684)           (6,143)
                                                                                  ----------        ----------

Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . .          5,693            10,750
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . . .          4,760             7,962
                                                                                  ----------        ----------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . . .     $   10,453        $   18,712
                                                                                  ==========        ==========




The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                         1994                 1993
                                                                         ----                 ----
                                                                           (Dollars in Thousands
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY:
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .    $   (4,188)          $    8,838
Contract Demand Receivables . . . . . . . . . . . . . . . . . . .        38,732                   --
Material and Supplies . . . . . . . . . . . . . . . . . . . . . .          (494)                (978)
Gas in Underground Storage  . . . . . . . . . . . . . . . . . . .         3,763                 (624)
Accounts Payable, Accrued Taxes and Other Current Liabilities . .        16,480                  305
Exchange Gas, Net . . . . . . . . . . . . . . . . . . . . . . . .          (511)                (975)
Other Current Assets  . . . . . . . . . . . . . . . . . . . . . .           785                1,096
                                                                     ----------           ----------
                                                                     $   54,567           $    7,662
                                                                     ==========           ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
  Interest (Net of Amount Capitalized)  . . . . . . . . . . . . .    $    8,197           $    8,823
  Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .    $       28           $    2,262

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

 8.  Postemployment Benefits

In November 1992, FASB issued SFAS 112, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company adopted SFAS 112 on January 1, 1994. Implementation of SFAS 112 had no material effect on the Company's financial position or results of operations.

 9.  Commitments and Contingent Liabilities

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


                                                    K N ENERGY, INC.
                                                      (Registrant)



June 9, 1994                                     /s/ E. Wayne Lundhagen
                                       ---------------------------------------
                                                   E. Wayne Lundhagen
                                       Vice President - Finance and Accounting
                                         (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)