Form 10-Q
period 1994-06-30
K N ENERGY INC
filed 1994-08-11
CIK 54502

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1994
                               -----------------------
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     --------------

Commission File Number           1-6446
                       --------------------------------------------------------

                               K N ENERGY, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Kansas                                         48-0290000
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

     370 Van Gordon Street
P.O. Box 281304, Lakewood, Colorado                      80228-8304
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (303) 989-1740
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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


Common stock, $5 par value; authorized 50,000,000 shares;
- - ---------------------------------------------------------

outstanding 27,581,393 shares as of July 31, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                                       Form 10-Q

                       K N ENERGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1994
                                     INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                                                                            Page Number
                                                                                            -----------
              Consolidated Balance Sheets (Unaudited) . . . . . . . . . . . . . .              3 & 4
              Consolidated Statements of Income
                (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . .                5

              Consolidated Statements of Cash Flows
                (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . .              6 & 7
              Notes to Consolidated Financial Statements  . . . . . . . . . . . .              8 - 10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . . .              11 - 14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .                 15

  Item 4.  Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .                 15

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .                 16

SIGNATURE.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 17

                                                                       Form 10-Q


CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries



                                                   JUNE              DECEMBER
                                                 30, 1994            31, 1993
- - ------------------------------------------------------------------------------
                                                (Unaudited)
                                                    (Dollars in Thousands)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents...............        $    9,007          $    4,760
Accounts Receivable.....................            66,281              88,491
Contract Demand Receivables.............                --              38,732
Material and Supplies, at Average Cost..             8,952               8,603
Gas in Underground Storage..............             6,708               5,836
Prepaid Gas.............................            12,935              11,689
Exchange Gas and Other..................            28,073              28,707
                                                ----------          ----------
                                                   131,956             186,818
                                                ----------          ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
Gas Services............................           873,378             842,638
Gas and Oil Production..................            62,946              34,381
                                                ----------          ----------
                                                   936,324             877,019

Less--Accumulated Depreciation, Deple-
   tion and Amortization................           384,138             369,957
                                                ----------          ----------
                                                   552,186             507,062
                                                ----------          ----------

DEFERRED CHARGES AND OTHER ASSETS.......            26,697              37,389
                                                ----------          ----------
                                                $  710,839          $  731,269
                                                ==========          ==========





The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries



                                                                                       JUNE           DECEMBER
                                                                                     30, 1994         31, 1993
- - ---------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                       (Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Maturities of Preferred Stock
  and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           $    6,071       $    3,500
Notes Payable. . . . . . . . . . . . . . .  . . . . . . . . . . . . . . .               25,500           47,000
Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               58,569           73,713
Accrued Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                8,047           10,299
Exchange Gas and Other  . . . . . . . . . . . . . . . . . . . . . . . . .               30,059           27,447
                                                                                    ----------       ----------
                                                                                       128,246          161,959
                                                                                    ----------       ----------

DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .               61,383           60,444
Deferred Revenues. . . . . . . . . . . . .  . . . . . . . . . . . . . . .               45,592           43,692
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               26,906           21,879
                                                                                    ----------       ----------
                                                                                       133,881          126,015
                                                                                    ----------       ----------

LONG-TERM DEBT:
Sinking Fund Debentures . . . . . . . . . . . . . . . . . . . . . . . . .               99,557           99,543
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              127,343          132,338
                                                                                    ----------       ----------
                                                                                       226,900          231,881
                                                                                    ----------       ----------

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION . . . . . . . . . . . . .                2,286            2,858
                                                                                    ----------       ----------


STOCKHOLDERS' EQUITY:
Preferred Stock-
  Authorized - Class A, 200,000 Shares; Class B,
    2,000,000 Shares, All Without Par Value
      Redeemable Solely at Option of Company at
        $105 Per Share - Class A, $5.00 Cumulative
        Series; 70,000 Shares . . . . . . . . . . . . . . . . . . . . . .                7,000            7,000
                                                                                    ----------       ----------

Common Stock-
  Authorized - 25,000,000 Shares, Par Value $5 Per Share,
    Outstanding 15,329,106 and 15,035,031
    Shares, Respectively  . . . . . . . . . . . . . . . . . . . . . . . .               76,646           75,177
  Additional Paid-in Capital . . .  . . . . . . . . . . . . . . . . . . .               33,811           28,907
  Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .              102,069           97,472
                                                                                    ----------       ----------
  Total Common Stockholders' Equity . . . . . . . . . . . . . . . . . . .              212,526          201,556
                                                                                    ----------       ----------
                                                                                       219,526          208,556
                                                                                    ----------       ----------
                                                                                    $  710,839       $  731,269
                                                                                    ==========       ==========

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N Energy, Inc. and Subsidiaries



                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                JUNE 30,
                                                                       ----------------------------------------------
                                                                          1994        1993         1994        1993
- - ---------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands Except Per Share Amounts)
OPERATING REVENUES:
Gas Services  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 122,763    $  90,341   $ 309,192   $ 240,565
Gas and Oil Production  . . . . . . . . . . . . . . . . . . . . .          2,917        1,495       5,860       2,538
                                                                       ---------    ---------   ---------   ---------
Total Operating Revenues  . . . . . . . . . . . . . . . . . . . .        125,680       91,836     315,052     243,103
                                                                       ---------    ---------   ---------   ---------

OPERATING COSTS AND EXPENSES:
Gas Purchases . . . . . . . . . . . . . . . . . . . . . . . . . .         75,554       48,869     202,274     132,931
Operations and Maintenance  . . . . . . . . . . . . . . . . . . .         29,757       30,071      61,006      61,062
Depreciation, Depletion and Amortization  . . . . . . . . . . . .          8,024        6,577      15,715      12,796
Taxes, Other Than Income Taxes  . . . . . . . . . . . . . . . . .          3,207        2,984       6,681       5,959
                                                                       ---------    ---------   ---------   ---------
Total Operating Costs and Expenses  . . . . . . . . . . . . . . .        116,542       88,501     285,676     212,748
                                                                       ---------    ---------   ---------   ---------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . .          9,138        3,335      29,376      30,355
                                                                       ---------    ---------   ---------   ---------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . .         (5,152)      (5,092)    (10,403)    (10,734)
Other, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             21          161         117          70
                                                                       ---------    ---------   ---------   ---------
Total Other Income and (Deductions) . . . . . . . . . . . . . . .         (5,131)      (4,931)    (10,286)    (10,664)
                                                                       ---------    ---------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . .          4,007       (1,596)     19,090      19,691
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,436         (596)      6,834       7,385
                                                                       ---------    ---------   ---------   ---------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .          2,571       (1,000)     12,256      12,306
Less--Preferred Stock Dividends . . . . . . . . . . . . . . . . .            158          202         315         405
                                                                       ---------    ---------   ---------   ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK  . . . . . . . . . .          2,413    $  (1,202)  $  11,941   $  11,901
                                                                       =========    =========   =========   =========

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)  . . . . . . . .         15,310       14,901      15,252      14,829
                                                                       =========    =========   =========   =========


EARNINGS (LOSS) PER COMMON SHARE  . . . . . . . . . . . . . . . .      $    0.15    $   (0.08)  $    0.78   $    0.80
                                                                       =========    =========   =========   =========


DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . . . . . . . .      $    0.24    $    0.22   $    0.48   $    0.44
                                                                       =========    =========   =========   =========




The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            -------------------------
                                                                                               1994          1993
- - ---------------------------------------------------------------------------------------------------------------------
                                                                                              (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                  $   12,256  $      12,306
Adjustments to Reconcile Net Income to Net Cash From Operating Activities:
   Depreciation, Depletion and Amortization . . . . . . . . . . . . . . . . . .                 15,715         12,796
   Provisions for Losses on Accounts Receivable . . . . . . . . . . . . . . . .                    342            533
   Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,512          3,105
   Deferred Purchased Gas Costs . . . . . . . . . . . . . . . . . . . . . . . .                  8,813         (3,706)
   Other Funds Used During Construction . . . . . . . . . . . . . . . . . . . .                   (117)          (103)
Changes in Other Working Capital Items  . . . . . . . . . . . . . . . . . . . .                 44,383         16,256
Changes in Other Assets and Liabilities . . . . . . . . . . . . . . . . . . . .                  5,806          8,255
                                                                                            ----------  -------------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . .                 88,710         49,442
                                                                                            ----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (29,202)       (29,366)
Other Funds Used During Construction  . . . . . . . . . . . . . . . . . . . . .                    117            103
Proceeds From Sale of Facilities  . . . . . . . . . . . . . . . . . . . . . . .                    272            220
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (181)           (12)
Acquisitions . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .                (29,683)       (22,451)
                                                                                            ----------  -------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .                (58,677)       (51,506)
                                                                                            ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (21,500)         6,500
Long-Term Debt - Retired  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (3,000)        (4,015)
Common Stock Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,373          4,944
Treasury Stock - Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    417             --
               - Acquired . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (417)            --
Cash Dividends - Common . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (7,344)        (6,549)
               - Preferred  . . . . . . . . . . . . . . . . . . . . . . . . . .                   (315)          (405)
Premium on Debt Reacquisition and Issue Costs . . . . . . . . . . . . . . . . .                     --            (98)
                                                                                            ----------  -------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . . . . .                (25,786)           377
                                                                                            ----------  -------------


Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .                  4,247         (1,687)
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . . . .                  4,760          7,962
                                                                                            ----------  -------------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . . . .             $    9,007  $       6,275
                                                                                            ==========  =============




The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries


                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                           --------------------------------
                                                                                                1994                1993
- - ---------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Dollars in Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY:
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       21,868       $    17,075
Contract Demand Receivables  . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .          38,732                --
Material and Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (349)           (2,314)
Gas in Underground Storage . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .            (872)             (271)
Accounts Payable, Accrued Taxes and Other Current Liabilities . . . . . . . . . . . . . .         (15,506)           (1,068)
Exchange Gas, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (414)            2,800
Other Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             924                34
                                                                                           --------------       -----------
                                                                                           $       44,383       $    16,256
                                                                                           ==============       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
  Interest (Net of Amount Capitalized)  . . . . . . . . . . . . . . . . . . . . . . . . .  $       10,035       $    10,415
  Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        5,730       $     6,946


                                                                       Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring accruals.

2.       Merger

On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, among K N, KNE Acquisition Corporation and American Oil and Gas Corporation ("AOG"), KNE Acquisition Corporation was merged with and into AOG. KNE Acquisition Corporation had been formed by K N in February 1994, as its wholly-owned subsidiary, for the purpose of participating in the merger.

As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N and the right to receive in cash the value of any fractional share of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares.

The merger will be accounted for as a pooling of interests. Merger expenses are expected to be approximately $20 million. These expenses, which primarily consist of financial advisory fees, outside legal, accounting and environmental professional fees and one-time costs of consolidating certain operational and administrative functions of the companies, will be expensed in 1994.

The combined pro forma revenues, net income, earnings per share and number of shares used in computing earnings per common share, assuming the merger had occurred on January 1, 1994, are as follows (in thousands except per share amounts):

                               Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               ------------------- -------------------
                                  1994      1993      1994      1993
                               --------- --------- --------- ---------
Operating Revenues . . . .     $ 236,554 $ 217,595 $ 583,273 $ 503,996
                               ========= ========= ========= =========

Net Income . . . . . . . .     $   2,910 $   1,020 $  14,869 $  17,642
                               ========= ========= ========= =========

Earnings Per Common Share.     $    0.09 $    0.03 $    0.52 $    0.63
                               ========= ========= ========= =========

Number of Shares Used in
 Computing Per Common Share       27,855    27,545    27,789    27,322
                               ========= ========= ========= =========


                                                                       Form 10-Q
3.       Regulatory Matters

(A)      Rate Matters

In March 1994, Rocky Mountain Natural Gas Division of K N Energy, Inc. ("RMNGD") filed an application for a "make whole" rate increase of $2.5 million on an annual basis with the Colorado Public Utilities Commission ("CPUC"). The CPUC approved interim rate relief of $1.5 million which became effective, subject to refund, on April 2, 1994, pending further hearings. Settlement has been reached with all parties on all issues and was filed with the Administrative Law Judge on July 22, 1994. RMNGD will receive a $2.0 million annual rate increase under terms of the settlement; $1.5 million effective April 2, 1994, and the remainder to become effective upon final CPUC approval which is expected in August.

(B)      Restructuring and Reorganization

As reported in the Company's 1993 Annual Report on Form 10-K, in April 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636") which requires an unbundling of services offered by interstate natural gas pipelines. K N implemented Order 636 restructured services on October 1, 1993. K N also requested, and subsequently received FERC approval to transfer substantially all of its gathering and processing facilities to K N Gas Gathering, Inc., a nonjurisdictional wholly-owned subsidiary of K N. The transfer was effective January 1, 1994.

(C)      Buffalo Wallow Market Center

On July 25, 1994, K N Interstate Gas Transmission Co., a wholly-owned subsidiary of K N, filed with the FERC to implement market center services on the Buffalo Wallow system located in Texas and Oklahoma. The filing requests authority for, among other things, aggregation pooling service and market-based rates. An October 1, 1994 effective date was proposed.

4.       Acquisition

On February 1, 1994, the Company's gas and oil development subsidiaries, K N Production Company and GASCO, Inc., acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming for a total purchase price of approximately $30 million. The acquired properties have total net reserves of approximately 50 billion cubic feet equivalent of natural gas. On April 20, 1994, the Company entered into a letter of intent to sell a 50 percent interest in substantially all the acquired properties. It is expected this transaction will close in the third quarter. No gain or loss will be recognized on the sale.

5.       Deferred Revenues

In January 1994, contract demand receivables with a face amount of $41 million were sold to a financial institution. No gain or loss was recorded on the sale. The Company is deferring revenues from certain

                                                                       Form 10-Q

gas sales agreements associated with these receivables pending final disposition of related gas purchase contracts.

6.       Postemployment Benefits

In November 1992, FASB issued SFAS 112, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company adopted SFAS 112 on January 1, 1994. Implementation of SFAS 112 had no material effect on the Company's financial position or results of operations.

7.       Commitments and Contingent Liabilities

See Notes 5, 8 and 11 of Notes to Consolidated Financial Statements on Pages 41-43, 46, 47 and 51 of the 1993 Annual Report on Form 10-K. There have been no material changes to these disclosures except as disclosed in Notes 2 and 4, above.

8.       Reclassification of 1993 Amounts

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

                                                                       Form 10-Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER

On July 13, 1994, K N completed the merger with American Oil and Gas Corporation ("AOG"). The merger was structured as a tax-free pooling of interests. Pursuant to the merger, all outstanding AOG shares were converted into approximately 12.2 million shares of K N common stock. The merger combines two complementary companies that are competitively positioned to meet the needs of customers in the evolving natural gas industry.

Since the merger was completed after the end of the second quarter, only K N stand-alone financial results are included in this report. Pro forma financial statements of the combined companies are included in the Company's supplemental report on Form 8-K, dated July 13, 1994. The effects of the merger on 1994 and 1993 second quarter and first six months' operating revenues, net income and earnings per share are shown in Note 2 of Notes to Consolidated Financial Statements.

CONSOLIDATED FINANCIAL RESULTS

Second quarter 1994 net income was $2.6 million, or $0.15 per common share after payment of preferred dividends, compared with a second quarter 1993 net loss of $1.0 million, or $0.08 per common share. Second quarter earnings reflected the continued positive 1994 results from nonregulated gas gathering and processing operations. The 1994 second quarter's earnings were also favorably impacted by the change in timing of revenues resulting from implementation of FERC Order 636 on October 1, 1993.

RESULTS OF OPERATIONS

Discussion of operating results by business segment and consolidated other income and (deductions) and income taxes follows. Segment operating revenues, gas purchases, operations and maintenance expenses, and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                                       Form 10-Q

                                                            Second Quarter                First Six Months
                                                       -----------------------        ------------------------
GAS SERVICES                                             1994           1993           1994             1993
                                                       --------       --------        -------         --------
Operating Revenues
  Gas Sales . . . . . . . . . .                        $   95.4       $   68.5        $ 256.8         $  201.7
  Transportation  . . . . . . .                            13.6           10.5           27.2             15.5
  Natural Gas Liquids
    and Other . . . . . . . . .                            13.7           11.4           25.2             23.4
                                                       --------       --------        -------         --------
                                                          122.7           90.4          309.2            240.6
                                                       --------       --------        -------         --------

Operating Costs and Expenses
  Gas Purchases . . . . . . . .                            76.5           51.7          203.8            133.9
  Operations and Maintenance  .                            28.4           27.2           58.6             60.1
  Depreciation, Depletion
    and Amortization. . . . . .                             6.2            5.7           12.3             11.2
  Taxes, Other Than Income
    Taxes . . . . . . . . . . .                             2.9            2.8            6.1              5.6
                                                       --------       --------        -------         --------
                                                          114.0           87.4          280.8            210.8
                                                       --------       --------        -------         --------
Operating Income                                       $    8.7       $    3.0        $  28.4         $   29.8
                                                       ========       ========        =======         ========

Systems Throughput (Trillion Btus)
  Gas Sales . . . . . . . . . .                            38.5           21.4           90.1             60.1
  Transportation  . . . . . . .                            55.5           51.0           97.5             71.7
                                                       --------       --------        -------         --------
                                                           94.0           72.4          187.6            131.8
                                                       ========       ========        =======         ========

Natural Gas Liquids
  (Millions of Gallons) . . . .                            51.3           35.3          103.0             70.9
                                                       ========       ========        =======         ========


Due to the 1994 effects of FERC Order 636 implementation (the change in rate methodology and a reduction in the Company's merchant role to former wholesale customers) and the April 1993 acquisition of the Wattenberg gathering and transmission system, there is limited comparability between 1994 and 1993 revenue and expense line items.

Approximately one-half of the second quarter 1994's improved operating income over 1993 is attributable to the change in timing of revenues due to FERC Order 636's straight fixed-variable rate design. This rate methodology reduces the seasonal weather effects on revenues and earnings. The remaining increase in second quarter 1994 earnings is due to improved operating performance, largely reflecting enhanced throughput volumes of the nonregulated gathering and processing operations.

Operating income for the first six months of 1994 was adversely affected by the FERC Order 636's rate design and milder weather than 1993. However, these factors were substantially offset by improved gathering and processing results, including six months of 1994 operations of the Wattenberg gathering and transmission system versus three months of 1993 operating results.

                                                                      Form 10-Q

                                                                     Second Quarter                First Six Months
                                                                -----------------------       -------------------------
GAS AND OIL PRODUCTION                                            1994           1993           1994             1993
                                                                --------       --------       --------         --------
Operating Revenues
  Gas and Oil Sales . . . . . .                                 $    3.3       $    1.9       $    6.7         $    3.5
  Other . . . . . . . . . . . .                                      0.8            0.3            1.2              0.6
                                                                --------       --------       --------         --------
                                                                     4.1            2.2            7.9              4.1
                                                                --------       --------       --------         --------
Operating Costs and Expenses
  Operations and Maintenance. .                                      1.6            0.8            2.9              1.5
  Depreciation, Depletion
    and Amortization. . . . . .                                      1.8            0.9            3.4              1.6
  Taxes, Other Than Income
    Taxes . . . . . . . . . . .                                      0.3            0.2            0.6              0.4
                                                                --------       --------       --------         --------
                                                                     3.7            1.9            6.9              3.5
                                                                --------       --------       --------         --------

Operating Income  . . . . . . .                                 $    0.4       $    0.3       $    1.0         $    0.6
                                                                ========       ========       ========         ========

Gas and Oil Production
  (Equivalent Bcf). . . . . . .                                      1.9            0.9            3.7              1.7
                                                                ========       ========       ========         ========

Higher 1994 operating revenues, expenses, operating income and production reflect the positive contributions of the February 1994 acquisition of gas reserves and production.

                                                                      Second Quarter                First Six Months
                                                                ------------------------       -------------------------
OTHER INCOME AND (DEDUCTIONS)                                     1994            1993           1994             1993
                                                                --------        --------       --------         --------
  Interest Expense. . . . . . .                                 $   (5.1)       $   (5.1)      $  (10.4)        $  (10.8)
  Other, Net. . . . . . . . . .                                       --             0.2            0.1              0.1
                                                                --------        --------       ---------        --------
                                                                $   (5.1)       $   (4.9)      $  (10.3)        $  (10.7)
                                                                ========        ========       ========         ========

Although 1994 short- and long-term borrowings were higher than the comparable 1993 periods, interest expense in 1994 was positively impacted by lower interest rates (primarily due to the September 1993 refunding of high coupon sinking fund debentures).


                                                                      Second Quarter                First Six Months
                                                                ------------------------       -------------------------
                                                                  1994            1993           1994             1993
                                                                --------        --------       --------          -------
INCOME TAXES. . . . . . . . . .                                 $    1.4        $   (0.6)      $    6.8          $   7.4
                                                                ========        ========       ========          =======
Effective Tax Rate. . . . . . .                                                                    35.8%            37.5%
                                                                                               ========          =======

The lower 1994 effective tax rate reflects greater tax credits on gas production from wells qualifying for non-conventional fuel credit under Section 29 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

Excluding the $41 million of proceeds from the January 1994 sale of contract demand receivables, net cash flows from operating activities were $47.7 million for the first six months of 1994 compared with $49.4 million for the 1993 period. The decline in 1994 net operating cash flows is primarily attributable to the impact of FERC Order 636 implementation and mild weather discussed above.

                                                                       Form 10-Q

In February 1994, K N's gas and oil subsidiaries completed a $30 million acquisition of gas reserves and production in western Colorado and southwestern Wyoming. The Company expects to finalize the sale of a 50 percent interest in these acquired properties to a third party in the third quarter of 1994.

The Company expects to issue between $50-$70 million of long-term debt in the fourth quarter of 1994. Proceeds from this debt issue will be used to pay down short-term commercial paper issued to retire AOG long-term debt and fund capital expenditures.

                                                                       Form 10-Q

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

For information relating to legal proceedings, see Notes 2, 3, 4 and 5 of Notes to Consolidated Financial Statements on Pages 39-43 of the 1993 Annual Report on Form 10-K and Item 3: Legal Proceedings on Pages 18-20 of the 1993 Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The Registrant held a Special Meeting of Stockholders on July 13, 1994. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934.

         (i) A proposal to adopt an amendment to K N's Restated Articles of Incorporation, as amended, increasing the maximum number of directors of K N from 14 to 15 was voted upon at the Special Meeting and the number of affirmative votes, negative votes and abstentions with respect to this matter were as follows:

                                  For                       12,220,356
                                  Against                      503,554
                                  Abstain                      166,354

         (ii) A proposal to adopt an amendment to K N's Restated Articles of Incorporation, as amended, increasing its authorized Common Stock from 25,000,000 shares to 50,000,000 shares was voted upon at the Special Meeting and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to this matter were as follows:

                                  For                       12,333,211
                                  Against                      315,871
                                  Abstain                      181,948
                                  Broker Non-votes              59,234

         (iii) A proposal to issue and reserve for issuance by K N up to 14,000,000 shares of its Common Stock pursuant to an Agreement of Merger dated as of March 24, 1994, among K N, KNE Acquisition Corporation and AOG, providing for the merger of KNE Acquisition Corporation with and into AOG, and pursuant to which each outstanding share of AOG Common Stock would be converted into 0.47 of a share of K N Common Stock was voted upon at the Special Meeting and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to this matter were as follows:

                                  For                       12,187,911
                                  Against                      222,090
                                  Abstain                      212,204
                                  Broker Non-votes             268,059

                                                                       Form 10-Q

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         On July 13, 1994, the Company filed an interim report on Form 8-K which contained supplemental financial statements of K N Energy, Inc. and subsidiaries, and Exhibits 23.1, Report of Independent Public Accountants and 23.2, Consent of K N Independent Public Accountants. The supplemental financial statements give retroactive effect to the merger with American Oil and Gas Corporation on July 13, 1994. These financial statements and the Report of Independent Public Accountants were, in accordance with the terms set forth in the Form S-3 Registration Statement (No. 33-53255) of K N Energy, Inc., incorporated by reference into said Registration Statement.

         On July 28, 1994, the Company filed an interim report on Form 8-K which disclosed the completion of the merger with AOG on July 13, 1994, and incorporated by reference the supplemental financial statements filed in the Form 8-K dated July 13, 1994, as well as the Agreement of Merger dated as of March 24, 1994, and certain other documents.

                                                                       Form 10-Q



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     K N ENERGY, INC.
                                                     (Registrant)



August 11, 1994
                                                /s/ E. WAYNE LUNDHAGEN
                                        _______________________________________
                                                    E. Wayne Lundhagen
                                        Vice President - Finance and Accounting
                                          (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)