Form 10-K/A
period 1993-12-31
K N ENERGY INC
filed 1994-10-07
CIK 54502

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K/A
                               AMENDMENT NO. 2
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to  _______________________
Commission File Number 1-6446

                                K N ENERGY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Kansas                                  48-0290000
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

         370 Van Gordon Street
  P.O. Box 281304, Lakewood, Colorado                    80228-8304
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (303) 989-1740 Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
       Title of each class                            which registered
       -------------------                        ------------------------
     Common stock, par value
          $5 per share                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                 Preferred stock, Class A $5 cumulative series
- --------------------------------------------------------------------------------
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

                     $728,973,616 as of September 30, 1994
- --------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 27,610,068 shares as of September 30, 1994
- --------------------------------------------------------------------------------

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

1994 Proxy Statement....................................................Part III

================================================================================

                       K  N ENERGY, INC. AND SUBSIDIARIES

                 Documents Incorporated by Reference and Index

                                                                                                  Page Number
                                                                                        ---------------------------------
                                                                                            1994 Proxy        Included
                                                                                            Statement          Herein
                                                                                            ---------          ------
                                               PART I
                                               ------
ITEMS 1 & 2:   BUSINESS AND PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . .                         5-15
ITEM 3:        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . .                         15-17
ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . .                         17-18
               EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . .                         18-19

                                               PART II
                                               -------
ITEM 5:        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . .                         20
ITEM 6:        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . .                         21
ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .                         22-27
ITEM 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                Report of Independent Public Accountants  . . . . . . . . . . . . . . .                         28
                Consolidated Statements of Income for the
                   Years Ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . .                         29
                Consolidated Balance Sheets as of December 31, 1993
                   and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         30
                Consolidated Statements of Common Stockholders' Equity
                   for the Years Ended December 31, 1993, 1992 and 1991 . . . . . . . .                         31
                Consolidated Statements of Cash Flows for the
                   Years Ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . .                         32
                   Notes to Consolidated Financial Statements . . . . . . . . . . . . .                         33-51
                   Selected Quarterly Financial Data (Unaudited)  . . . . . . . . . . .                         52
ITEM 9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE
                     There were no such matters during 1993.

                                              PART III
                                              --------
ITEM 10:        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . .         2-3*            53-54
ITEM 11:        EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . 4-5*, 8-10*, 12*, 13
ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . .   2-3*, 11*, 18-19*     54-55
ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . .          4*             55-56

                                               PART IV
                                               -------
ITEM 14:        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                (a)  1.  Financial Statements
                           Reference is made to the listing of financial state-
                             ments and supplementary data under Item 8 in Part II
                             of this index.
                     2.  Financial Statement Schedules
                           Schedule V - Property, Plant and Equipment for the
                             Three Years Ended December 31, 1993  . . . . . . . . . . .                         60
                           Schedule VI - Accumulated Depreciation, Depletion
                             And Amortization for the Three Years Ended
                             December 31, 1993  . . . . . . . . . . . . . . . . . . . .                         61
                           Schedule IX - Short-Term Borrowings for the Three
                             Years Ended December 31, 1993  . . . . . . . . . . . . . .                         62
                           Schedule X - Supplementary Income Statement Information
                             for the Three Years Ended December 31, 1993  . . . . . . .                         63

                                                                                                  Page Number
                                                                                        ---------------------------------
                                                                                            1994 Proxy        Included
                                                                                            Statement          Herein
                                                                                            ---------          ------
                                         PART IV (Continued)
                                         -------------------
                     3.  Exhibits
                           List of Executive Compensation Plans and Arrangements  . . .                         57
                           Exhibit 3(a) - Restated Articles of Incorporation
                             (Exhibit 3(a) - Annual Report on Form 10-K for the
                             year ended December 31, 1988)*
                           Exhibit 3(b) - By-laws of the Company, as amended
                             (Exhibit 4.2, File No. 33-42698)*
                           Exhibit 3(c) - Certificate of the Voting Powers,
                             Designation, Preferences and Relative, Participating,
                             Optional or Other Special Rights, and Qualifications,
                             Limitations or Restrictions Thereof, of the Class A
                             $8.50 Cumulative Preferred Stock, Without Par Value
                             (Exhibit 4.3, File No. 33-26314)*
                           Exhibit 3(d) - Certificate of the Voting Powers,
                             Designation, Preferences and Relative, Participating,
                             Optional or Other Special Rights, and Qualifications,
                             Limitations or Restrictions Thereof, of the Class B
                             $8.30 Cumulative Preferred Stock, Without Par Value
                             (Exhibit 4.4, File No. 33-26314)*
                           Exhibit 4(a) - Indenture dated as of September 1,
                             1988, between K N Energy, Inc. and Continental Illinois
                             National Bank and Trust Company of Chicago (Exhibit 1.2,
                             Current Report on Form 8-K Dated October 5, 1988)*
                           Exhibit 4(b) - First supplemental indenture dated as of
                             January 15, 1992, between K N Energy, Inc. and Continental
                             Illinois National Bank and Trust Company Chicago
                             (Exhibit 4.2, File No. 33-45091)*
                           Exhibit 4(c) - Second supplemental indenture dated as of
                             December 15, 1992, between K N Energy, Inc. and
                             Continental Bank, National Association (Exhibit 1.2,
                             Current Report on Form 8-K dated December 15, 1992)*
                           Exhibit 4(d) - Indenture dated as of November 20, 1993,
                             between K N Energy, Inc. and Continental Illinois
                             National Bank and Trust Company of Chicago (Exhibit 4.1,
                             File No. 33-51115)* Note - Copies of instruments relative
                             to long-term debt in authorized amounts that do not
                             exceed ten percent of the consolidated total assets of
                             the Company and its subsidiaries have not been furnished.
                             The Company will furnish such instruments to the
                             Commission upon request.
                           Exhibit 10(a) - Form of Key Employee Severance Agreement
                             (Exhibit 10.2, Amendment No. 1 on Form 8 dated September
                             2, 1988 to the Annual Report on Form 10-K for the year
                             ended December 31, 1987)*
                           Exhibit 10(b) - 1982 Stock Option Plan for Nonemployee
                             Directors of the Company with Form of Grant Certificate
                             (Exhibit 10.3, Amendment No. 1 on Form 8 dated September
                             2, 1988 to the Annual Report on Form 10-K for the year
                             ended December 31, 1987)*
                           Exhibit 10(c) - 1982 Incentive Stock Option Plan for key
                             employees of the Company (Exhibit 10.4, Amendment No. 1 on
                             Form 8 dated September 2, 1988 to the Annual Report on
                             Form 10-K for the year ended December 31, 1987)*
                           Exhibit 10(d) - 1986 Incentive Stock Option Plan for key
                             employees of the Company (Exhibit 10.5, Amendment No. 1
                             on Form 8 dated September 2, 1988 to the Annual Report on
                             Form 10-K for the year ended December 31, 1987)*

                                                                                                  Page Number
                                                                                        ---------------------------------
                                                                                            1994 Proxy        Included
                                                                                            Statement          Herein
                                                                                            ---------          ------
                                         PART IV (Continued)
                                         -------------------
                           Exhibit 10(e) - 1988 Incentive Stock Option Plan for key
                             employees of the Company (Exhibit 10.6, Amendment
                             No. 1 on Form 8 dated September 2, 1988 to the
                             Annual Report on Form 10-K for the year ended
                             December 31, 1987)*
                           Exhibit 10(f) - Form of Grant Certificate for Employee
                             Stock Option Plans (Exhibit 10.7, Amendment No.
                             1 on Form 8 dated September 2, 1988 to the Annual
                             Report on Form 10-K for the year ended December
                             31, 1987)*
                           Exhibit 10(g) - Directors' Deferred Compensation Plan
                             Agreement (Exhibit 10.8, Amendment No. 1 on Form
                             8 dated September 2, 1988 to the Annual Report on
                             Form 10-K for the year ended December 31, 1987)*
                           Exhibit 10(h) - 1987 Directors' Deferred Fee Plan and
                             Form of Participation Agreement regarding the Plan
                             (Exhibit 10.9, Amendment No. 1 on Form 8 dated
                             September 2, 1988 to the Annual Report on Form 10-K
                             for the year ended December 31, 1987)*
                           Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                             Directors of the Company with Form of Grant Certificate
                             (Exhibit 4.1, File No. 33-46999).
                           Exhibit 10(j) - K N Energy, Inc. 1993 Executive Incentive
                             Plan (Exhibit 10(k) to the Annual Report on Form 10-K
                             for the Year Ended December 31, 1992)*
                           Exhibit 10(k) - K N Energy, Inc. 1994 Executive Incentive
                             Plan**
                           Exhibit 10(l) - 1994 K N Energy, Inc. Long-Term Incentive
                             Plan (Attachment A to the K N Energy, Inc. 1994 Proxy
                             Statement on Schedule 14-A)
                           Exhibit 12 - Ratio of Earnings to Fixed Charges  . . . . . .                         64
                           Exhibit 13 - 1993 Annual Report to Shareholders*** . . . . .                         65
                           Exhibit 22 - Subsidiaries of the Registrant  . . . . . . . .                         66-67
                           Exhibit 24 - Consent of Independent Public Accountants . . .                         68
                           Exhibit 27 - Financial Data Schedule****
               (b)         Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .                         58

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         59

NOTE: Schedules I to XIII of this report, other than those listed above, have been omitted as not applicable, not required, or the information required is included in the financial statements or notes thereto.

         Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.

*        Incorporated herein by reference.
**       Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K/A and does not reflect the effect of the pooling of interests between K N Energy, Inc. and American Oil and Gas Corporation.
****     Included in SEC EDGAR Filing Only.

                                     PART I


ITEMS 1 and 2:   BUSINESS and PROPERTIES

         As used in this report, the term "K N" means K N Energy, Inc. and the term "Company" means collectively K N Energy, Inc. and its subsidiaries, unless the context requires a different meaning. (See "Subsidiaries of the Registrant" in Exhibit 22.)

         All volumes of natural gas referred to herein are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple. The term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, and the term "Bcf" means billion cubic feet. The term "MMBtus" means million British thermal units ("Btus"). "NGLs" refers to natural gas liquids, which consist of ethane, propane, normal and iso-butane, and natural gasoline. The term "Bbls" means barrels. As used herein, "throughput" refers to volumes of gas sold by the Company and gas transported on the Company's systems for third parties.

(A)      General Development of Business

         The Company is engaged in the business of: (1) developing, producing, gathering, processing, storing, transporting, selling and marketing natural gas; (2) processing, selling and marketing NGLs; and (3) developing and producing crude oil.

         On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, among K N, KNE Acquisition Corporation and American Oil and Gas Corporation ("AOG"), KNE Acquisition Corporation was merged with and into AOG. KNE Acquisition Corporation had been formed by K N in February 1994, as its wholly-owned subsidiary, for the purpose of participating in the merger. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N and the right to receive in cash the value of any fractional share of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares. On July 13, 1994, the stockholders of K N approved the issuance of stock in connection with the merger, as well as certain other matters, and the shareholders of AOG approved the merger. AOG is engaged in the business of gathering, processing, transporting, storing, selling and marketing natural gas and NGLs primarily in West Texas and the Texas Panhandle.

         The merger was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements for periods prior to consummation of the merger have been restated as though the companies had been combined for all periods reported herein. (As used in this report, the term "AOG" means collectively American Oil and Gas Corporation and its subsidiaries, unless the context requires a different meaning.)

         On October 1, 1993, the Company implemented its unbundling of pipeline services in response to the Federal Energy Regulatory Commission's ("FERC") Order No. 636 ("Order 636"). The Order is designed to stimulate competition in the interstate transportation and sale of natural gas. Of the many elements that make up Order 636, the central feature involves the unbundling of gas sales and transportation services. Unbundling means that traditional pipeline customers, such as wholesale customers, direct end-users and shippers, have new options when contracting for various pipeline services such as transportation and storage.

         In response to Order 636, the Company no longer operates as a single business unit that purchases, gathers, processes, transports, stores and sells natural gas at retail and wholesale. Instead, the Company restructured its operations and now operates its interstate transmission pipeline through a wholly-owned subsidiary.

         The Company's local distribution operation is operated as a separate business unit within the parent company. The Company also provides retail natural gas services through two intrastate divisions in Colorado and Wyoming.

         Substantially all of the gathering and processing facilities that were previously part of the Company's regulated transmission operation are now being operated as nonregulated facilities by a wholly-owned subsidiary which also operates a number of other gathering and processing facilities acquired since its inception in 1989.

         Effective April 1, 1992, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of the Maple Gas Corporation ("Maple"). The assets consisted of ten natural gas processing plants and approximately 1,056 miles of related gas gathering pipelines. The Company and Maple entered into indemnification agreements covering certain environmental liabilities which the Company assumed in the acquisition. The purchase price was approximately $86 million.

         On April 1, 1993, the Company completed the $48 million acquisition of the Wattenberg natural gas gathering and transmission system. The transmission segment of the system is a FERC-regulated interstate pipeline system operated by a subsidiary. The nonregulated gathering portion of the system is operated by a gas gathering subsidiary of the Company.

         The Company's executive offices are located at 370 Van Gordon Street, P.O. Box 281304, Lakewood, Colorado 80228-8304 and its telephone number is
(303) 989-1740. The Company was incorporated in the State of Kansas on May 18, 1927. The number of persons employed by the Company at December 31, 1993 was 2,144.

(B)      Narrative Description of Business

(1)      Gas Services

- --       Retail Natural Gas Services

         Overview. This business segment provides retail natural gas services to residential, commercial, agricultural and industrial customers, mainly for space heating, crop irrigation and drying, processing of agricultural products and the manufacture of agriculture-related goods. Revenues from this business segment are derived primarily from natural gas sales and transportation services.

         The Company's retail distribution business unit serves approximately 151,000 retail customers in 251 communities in northeastern Colorado, western Kansas, central and western Nebraska and eastern Wyoming through distribution pipelines totaling 6,159 miles at December 31, 1993. In addition, the Company operates intrastate natural gas pipeline systems serving industrial customers and the Company's distribution divisions in Wyoming and Colorado. The Wyoming intrastate system included 675 miles of transmission, gathering and storage lines and 1,072 miles of distribution lines at December 31, 1993. The Company provides retail gas service to approximately 50,000 customers in 25 communities in central, south central and northeastern Wyoming. The Colorado intrastate system included 766 miles of transmission, gathering and storage lines and 1,423 miles of distribution lines at December 31, 1993. The Company serves approximately 31,500 retail customers in 26 communities primarily in western Colorado.

         Underground storage facilities are used to provide deliverabilities for peak system demand. The retail distribution business unit owned 2.8 Bcf of working gas at December 31, 1993, stored in facilities operated by the Company's interstate pipeline system. Five underground storage facilities are located on the Wyoming intrastate system. On the Wyoming intrastate system,
11.3 Bcf of working gas was available in storage at year-end. The Colorado intrastate system owned 2.3 Bcf of working gas at year-end, stored in facilities owned by one of the Company's gas and oil subsidiaries.

         Gas Purchases and Supply. With the implementation of Order 636, gas purchasing is now the responsibility of each local distribution company ("LDC"). The retail distribution business segment has contracted with one of the Company's subsidiaries and other pipelines for transportation and storage services required to serve its markets. It's gas supply requirements are being met through a combination of purchases from a wholly-owned subsidiary and third party suppliers.

         The retail distribution business unit's gas supply for the interstate system comes from five major geological areas, as follows:

         (1) Anadarko Basin, including the Hugoton, Bradshaw and Panoma fields in Kansas;
         (2)     Barton Arch area of central Kansas;
         (3) Denver-Julesburg Basin in northeast Colorado, northwest Kansas, and western Nebraska;
         (4)     Wind River Basin in central Wyoming; and
         (5)     Bowdoin area in north central Montana.

         The intrastate system in Wyoming purchases its gas supply principally from producers in the Wind River Basin in central Wyoming. The Colorado intrastate system purchases approximately 12 percent of its system supply from one of the Company's gas and oil subsidiaries and the remainder from a number of third-party producers in the Piceance Basin in western Colorado. Order 636 has not significantly impacted gas purchasing for the Company's intrastate systems.

         Certain gas purchase contracts containing market-out clauses were redetermined to a competitive price for 1993, reflecting an increase in gas prices from the 1992 redetermined price.

         Gas purchase contracts also may contain a take-or-pay clause which requires that a certain purchase level be attained each contract year, or the Company must make a payment equal to the contract price multiplied by the deficient volume. At December 31, 1993, the amount of gas prepayments outstanding for this business segment was $5.5 million. All such payments are fully recoupable under the terms of the gas purchase contracts and the existing regulatory rules and regulations. To date, no buy-out or buy-down payments relating to take-or-pay contracts have been made by this business segment.

         Competition. Natural gas competes with fuel oil, coal, propane and electricity in the areas served by the Company's retail natural gas businesses. In a few of the communities for which it has a franchise, the Company competes with other local distribution systems for retail natural gas sales and transportation services. Such competition is expected to increase as a result of implementation of Order 636.

- --       Interstate Transportation and Storage Services

         Overview. The Company's primary interstate pipeline system provides transportation and storage services to affiliates, third-party natural gas distribution utilities and shippers . As of December 31, 1993, the Company's interstate pipeline system provided transportation and storage services directly to utilities serving 293 communities, as follows:

Served By                 Colorado         Kansas             Nebraska               Wyoming
- ---------                 --------         ------             --------               -------
Affiliated Entities         12               52                 177                    10
Other Utilities              5               10                  27                    --

         As of December 31, 1993, the interstate pipeline properties included transmission, gathering and storage lines totaling 8,239 miles and two products extraction plants. Effective January 1, 1994, 1,691 miles of gathering lines and the products extraction plant in Scott City, Kansas, were transferred to a gas gathering subsidiary as part of the corporate reorganization. See "Restructuring and Reorganization".

         The cessation of the merchant function as a FERC-regulated service will substantially reduce this business segment's operating revenues and gas purchase expenses; however, this will not impact this business segment's operating income since gas purchases were previously subject to purchased gas adjustment clauses in the Company's tariffs. Results of this business segment have historically been seasonal in nature due to fluctuating needs for natural gas for space heating and irrigation. However, Order 636 mandated the use of straight fixed-variable rate design ("SFV") for FERC-regulated services. This rate methodology results in this business segment collecting a significant portion of its revenues from customers through demand charges collected evenly throughout the year. Accordingly, fluctuations in operating revenues resulting from seasonal variations in weather temperatures are reduced.

         Transportation. This business segment provides not only firm and interruptible transportation, but also no-notice services to its customers. Under no-notice service, customers are able to meet their peak day requirements without making specific nominations as required by firm and interruptible transportation services tariffs.

         Under Order 636, the LDCs and other shippers may release their unused firm transportation capacity rights to other shippers. It is anticipated that this released capacity will, to a large extent, replace interruptible transportation on the Company's interstate pipeline system. Interruptible transportation is charged on the basis of volumes shipped.

         Storage. The Company's interstate pipeline system provides storage services to its customers through four underground gas storage facilities. Its major underground storage facilities are the Huntsman Storage Field in Cheyenne County, Nebraska and the Big Springs Storage Field in Deuel County, Nebraska.

         In connection with Order 636, the Company received FERC approval to reclassify, as of October 1, 1993, 54.9 Bcf of working gas to cushion gas. As part of the corporate restructuring, all cushion gas (88.1 Bcf) was transferred to its wholly-owned interstate pipeline subsidiary. The remaining working gas of 11.1 Bcf at October 1, 1993, was purchased in-place by the Company's former wholesale customers, with the Company retaining 4.3 Bcf of this working gas for LDC service. On the interstate systems, a net injection during 1993 of 2.7 Bcf increased the total year-end gas inventory owned by all parties to 95.1 Bcf. The approximate unused working gas capacity at December 31, 1993, was 9.7 Bcf.

         Transportation Marketing. The Company is continuing its efforts to increase its transportation business through expanded capacity and new interconnects, as well as by adding new transportation services. While there is considerable competition for this business, the Company has certain strategic advantages that enable it to be a successful competitor, including favorable geographic pipeline locations providing access to both major gas supply areas and potential new markets. The Company will continue developing its role as an operator of transportation hubs, facilitating market-center services.

         A Company subsidiary is a one-third joint venture partner in the TransColorado Gas Transmission Pipeline Project ("TransColorado"). This pipeline is expected to provide increased flexibility in accessing multiple natural gas basins in the Rocky Mountain region. TransColorado is in its final preconstruction stage and regulatory work is nearing completion. To focus marketing activities, the partner companies have opened a TransColorado marketing office to secure supply and transportation commitments. The pipeline is expected to be in service in 1996. The TransColorado pipeline will operate as an interstate pipeline system regulated by FERC.

         Restructuring and Reorganization. As authorized by FERC, the Company implemented Order 636 restructured services on October 1, 1993. The Company requested and received FERC approval, as a result of Order

636, to transfer its primary interstate transmission and storage facilities to a wholly-owned jurisdictional subsidiary and substantially all of its gathering and processing facilities to a nonjurisdictional wholly-owned subsidiary.

         Through discussions with its former wholesale customers, the Company was able to formulate and implement a plan which resulted in the transition to Order 636 services and which avoided the necessity of any Gas Supply Realignment ("GSR") cost recovery filings with FERC.

         Competition. The interstate pipeline and storage services business segment faces competition from other transporters. In addition, natural gas competes with fuel oil, coal, propane and electricity in the areas served by the Company's interstate pipeline system.

- --       Gathering, Processing and Marketing Services

         Overview. This business segment provides natural gas gathering, processing, marketing and supply services to a variety of customers. Within this business segment, the Company owns and operates approximately 11,000 miles of pipeline in seven states, operating gas processing plants with a total processing capacity of approximately 730 MMcf per day and a natural gas storage facility in West Texas. The operations and rates of return of this business segment are not regulated by FERC.

         The Company provides gas marketing and supply services to various natural gas resellers and end-users on or connected to the Company's pipeline systems. The Company works with producers and end-users on the pipeline systems to provide a wide range of services. It arranges the purchase and transportation of producers' excess or uncommitted gas to end-users, acts as shipper or agent for the end-users, administers nominations and provides balancing assistance when needed.

         This business segment engages in risk management activities in the gas commodities futures market. The Company buys and sells gas commodity futures positions on the New York Mercantile Exchange ("NYMEX") and through the use of over-the-counter gas commodity derivatives for the purpose of reducing adverse price exposure for gas supply costs or specific market margins. (See "Hedging Activities" below.)

         Revenues from this business segment's gathering, processing, transporting and marketing activities are generated in three different ways. First, the Company performs a merchant function whereby the Company purchases gas at the wellhead, aggregates such gas with other supplies of gas, and markets the aggregated gas to consumers. Second, the Company, for a fee, gathers, transports and may process gas for the producer or other third party who retains title to the gas. Third, the Company processes gas and markets NGLs. Services provided by the Company within the traditional gathering, processing, transporting and marketing activities have expanded due to increased demand for gas and the result of Order 636. Some of these services include variable pricing and variable or firm receipt/delivery of gas. Additionally, storage services and transportation balancing arrangements are being provided to assist markets in meeting peak demand needs and maximizing their use of capacity on interstate pipelines.

         Natural Gas Sales. In 1993, this business segment sold natural gas to approximately 500 customers in 15 states, primarily California, Colorado, Kansas, Louisiana, Nebraska, New Mexico, New York, Oklahoma, Texas and Wyoming. These customers included local distribution companies, industrial, commercial and agricultural end-users, electric utilities, Company affiliates and other marketers located both on- and off-system.

         The Company's Westar Transmission is the principal intrastate pipeline system in West Texas and the Texas Panhandle. The Westar system consists of approximately 5,700 miles of gathering and transmission lines (of which approximately 4,400 miles comprise Westar Transmission) and is connected to the WesTex storage facility. The Westar pipeline system has significant markets connected directly to its pipelines ("on-system markets"), including the largest local distribution company in West Texas and the Texas Panhandle, and direct-sale customers such as electric utilities, industrial companies and agricultural end-users. The Company also owns a 75 percent operating interest in Red River Pipeline, a 372-mile intrastate gas pipeline extending from Hemphill County, Texas, near the Oklahoma state line to Pecos County in West Texas.

         Within this business segment, the Company utilizes its high pressure transportation facilities to transport gas for third parties at negotiated fees. The Westar system offers combined gathering and transportation services, while Red River is solely a transportation system. The Wattenberg system offers both gathering and transportation services.

         The Company's largest customer, Energas Company ("Energas"), a division of Atmos Energy Corporation, purchased virtually all of the Texas operation's regulated gas sales. The Company's principal gas sales agreement with Energas expires in 1998 and obligates Energas to purchase a minimum of 80 percent of its annual requirements from the Company. Energas and its affiliate accounted for approximately 12 percent of the Company's consolidated revenues for 1993. No other sales customer accounted for more than ten percent of the Company's consolidated revenues in 1993.

         Pricing mechanisms under the Company's gas sales agreements vary, including gas sales at fixed margins over cost of gas, at fixed prices where the unit margin is a function of the sales price and cost of gas, and at market sensitive prices where the unit margin fluctuates as a percentage of the market price of gas. A majority of the gas sales are made under agreements with terms of one year or less.

         Gas Gathering.   As of December 31, 1993, the Company's subsidiaries
in this business segment operated gathering systems in Colorado, Kansas, Nebraska, Texas and Wyoming with 5,175 miles of gathering lines. Effective January 1, 1994, 1,691 miles of gathering lines were transferred to a gathering subsidiary as part of the corporate reorganization.

         Processing and NGLs Marketing. In 1993, the eleven primary Company-owned gas processing plants averaged total inlet volumes of 408,000 MMBtus per day. In the same period, the total liquids produced, including condensate, averaged approximately 21,000 Bbls per day. NGLs from the gas processing plants are sold by the Company on a month-to-month basis to various NGLs marketers and end-users at negotiated prices.

         Storage. The WesTex storage facility has traditionally been used to meet the peak demand requirements of the Westar system's customers and to maintain purchases from supply sources on the Westar system during periods of low demand. The WesTex storage facility has recently been expanded to a working storage capacity of approximately 13 Bcf. The Company is expanding the WesTex storage facility by leaching three caverns in a bedded salt formation. Upon completion, each cavern will have approximately one Bcf of working gas. The first of these caverns is scheduled for start-up in late 1994. In early 1994 the Company began marketing storage services to third parties who are interested in the storage facility due to its strategic geographic location (Gaines County, Texas) and multiple pipeline interconnects which provide access to a variety of markets and supply sources.

         Gas Purchases and Supply. Natural gas is purchased from various sources, including gas producers, gas processing plants and from pipeline interconnections. This business segment's gas supply in 1993 was purchased from approximately 950 suppliers ranging in size from major oil and gas companies to small independent producers. Most of the gas purchase agreements are typical of those used in the industry. Because of prevailing industry conditions, most agreements are for periods of one year or less, and many are for periods of 30 to 60 days or less. Various agreements permit the purchaser or the supplier to renegotiate the purchase price or discontinue the purchase under certain circumstances.

         Purchase volume obligations under many of the agreements utilized by this business segment are generally "best efforts" and do not have traditional take or pay provisions. However, certain agreements utilized within this business segment require the Company to take or pay for, or to receive, minimum quantities of natural gas. At December 31, 1993, the amount of gas prepayments outstanding for this business segment, excluding payments made under the Basket Agreement discussed below, was $6.2 million, and is fully recoupable under the terms of the gas purchase contracts. In addition, because of the Company's success in marketing excess gas under contracts, for which it receives credit against minimum take requirements, the Company believes that its exposure to potential take-or-pay or minimum take claims is not material. The Company does have exposure, however, with regard to claims under gas purchase contracts assumed in its acquisition of the Westar pipeline system from Cabot Corporation ("Cabot"), which claims are covered by an agreement with Cabot (the "Basket Agreement"). Under the Basket Agreement, Cabot and the Company equally share liability up to a certain amount, after which Cabot bears all such liabilities. The Company's maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $6.5 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot, and as such will not have a material adverse effect on the Company's financial position or results of operation. (See "Item 3: Legal Proceedings")

         Hedging Activities. The Company is exposed to price risks associated with (i) natural gas purchased for sale under fixed-price sales or purchase contracts, (ii) natural gas in storage, (iii) natural gas purchased for processing under "keep whole" contracts and (iv) NGLs prices. The natural gas futures contract, actively traded on the NYMEX, has brought significant price discovery to the natural gas market. Various indices and regional natural gas hubs have changed the method of pricing of much of the gas from long-term annual redeterminations to short-term, daily or monthly, pricing of gas at current market levels. As such, gas prices react as quickly to supply and demand as any other commodity market. During 1993, the Company entered into various financial transactions to hedge a portion of the price risks associated with certain of these arrangements. The Company's risk management department works closely with management in identifying transactions subject to price risk and developing strategies for minimizing that risk. Management is also expanding the role of the risk management department to include the development of services using risk management tools to supplement marketing and customer services.

         During 1993 the Company entered into futures contracts that were not designated as hedging positions. These activities were conducted under controls established by management covering trading parameters and measures to limit losses. Income from these positions totaled approximately $1.0 million in 1993. As of December 31, 1993, the Company's open non-hedging positions consisted of approximately 300 option contracts, which expired in early 1994 with a minimal impact on earnings. In the future, the Company will not enter into non-hedging positions.

         Acquisitions.    Effective April 1, 1992, the Company acquired
substantially all of the assets and assumed substantially all of the liabilities of Maple. The assets consisted of ten natural gas processing plants and approximately 1,056 miles of related gas gathering pipelines. The purchase price was approximately $86 million.

         On April 1, 1993, the Company completed its acquisition of the Wattenberg natural gas gathering and transmission system for $48 million. This system gathers and transports gas from approximately 1,800 receipt points in northeast Colorado, and transports up to 250,000 MMBtus of gas per day.

         Competition. The deregulation of the natural gas industry has provided this business segment with expanded marketing and transportation opportunities outside of its traditional on-system market base. This business segment competes in these markets with other pipeline companies, marketers and brokers of varying size, resources and experience as well as with producers who are able to market gas directly.

         Factors influencing the competitive environment include (i) the industrywide supply and demand imbalance that has existed since the early 1980s but which was substantially reduced during 1993, (ii) regulatory changes that provide greater access to interstate markets by gas producers and marketers (Order 636), (iii) the ability of certain markets to switch to alternative fuels at favorable prices, and (iv) increased gas storage capacity in the United States.

Principal competitive considerations affecting this business segment's ability to acquire and market natural gas include price, services offered, reliability, security of supply and physical proximity of pipelines to customers.

(2)      Gas and Oil Production

         Overview. The Company owns and participates in the development and production of gas and oil reserves through two wholly- owned subsidiaries.

         Total net reserves for the gas and oil business segment approximate 75 Bcf equivalent of natural gas (including net reserves purchased in the acquisition described below). During 1993, this business segment participated in the drilling and completion of 16 development wells in the Denver-Julesburg Basin, one exploratory well in the Oklahoma Panhandle, one development well in Colorado and in working-over ten wells on the Western Slope. At December 31, 1993, the Company had approximately 170,000 net undeveloped acres under lease and owned interests in 223 producing wells (142 net), of which it operated 137 (119 net). In addition to oil and gas properties, one of the gas and oil subsidiaries owns the Wolf Creek gas storage field in Colorado, and also owns interests in three small gathering systems, all in Colorado.

         Acquisitions. In February 1994, this business segment finalized an acquisition of gas reserves and production for approximately $30 million. The properties are located near existing gas and oil operations in western Colorado and in the Moxa Arch region of southwestern Wyoming. Total net reserves purchased in this acquisition approximate 50 Bcf equivalent of natural gas. In October 1994, the Company expects to sell a 50 percent undivided interest in these properties and to enter into a joint development agreement governing the management and operations of the properties, under which a Company subsidiary will act as manager.

         This business segment will continue to focus on the acquisition and development of natural gas reserves in the Mid-Continent and Rocky Mountain regions, emphasizing areas contiguous to current and future Company pipeline operations.

         Competition. Gas and oil exploration and development are subject to competition from not only numerous other companies in the industry, but also from alternative fuels, including coal and nuclear energy.

(3)      GENERAL

- --       Federal and State Regulation

         Retail Natural Gas Services. The Company's intrastate pipelines, distribution facilities and retail sales in Colorado, Kansas and Wyoming are under the regulatory authority of each state's utility commission. The Wyoming and Colorado commissions also may review the Company's issuance of securities. In Nebraska, retail gas sales rates for residential and commercial customers are regulated by each municipality served.

         In the incorporated communities in which the Company sells natural gas at retail, the Company operates under franchises granted by the applicable municipal authorities. The Company is seeking to renew its franchises in:
Eagle, Colorado; Atkinson and Gothenburg, Nebraska; and Casper and Laramie, Wyoming. Sales are currently being made during the renewal process. In Colorado, these franchises must also be approved by the state regulatory commission. The duration of franchises varies with applicable law. In unincorporated areas, the Company's direct sales of natural gas are not subject to franchise, but, in all states except Nebraska, are "certificated" by the state regulatory commissions.

         Interstate Transportation and Storage Services. Facilities for the transportation of natural gas in interstate commerce and for storage services
in interstate commerce, are subject to regulation by FERC.   In addition, the

Company is subject to the requirements of FERC Order Nos. 497, et al., the Marketing Affiliate Rules, which govern the provision of information by an interstate pipeline to its marketing affiliates.

         Through agreements with its former wholesale customers, the Company was able to formulate and implement a plan which resulted in the transition to Order 636 services and which avoided the necessity of any GSR cost recovery filings with FERC. As a part of its action on the Company's restructuring proposal, on January 13, 1994, FERC approved the offer of settlement which implemented the Company's GSR crediting mechanism.

         Gathering, Processing and Marketing Services. Under the Natural Gas Act, facilities used for and operations involving the production and gathering of natural gas are exempt from FERC jurisdiction, while facilities used for and operations involving interstate transmission are not. However, FERC's determination of what constitutes exempt gathering facilities as opposed to jurisdictional transmission facilities has evolved over time. Under current law, facilities which otherwise are classified as gathering may be subject to ancillary FERC rate and service jurisdiction when owned by an interstate pipeline company and used in connection with interstate transportation or jurisdictional sales. Respecting facilities owned by noninterstate pipeline companies, such as the Company's gathering facilities, FERC has historically distinguished between these types of activities on a very fact-specific basis.

         The Kansas Corporation Commission, Texas Railroad Commission and Wyoming Public Service Commission have all expressed interest in asserting jurisdiction over gathering issues, and the Company is closely monitoring developments in this area.

         As part of its corporate reorganization, K N requested and was granted authority to transfer substantially all of its gathering facilities to a
wholly-owned subsidiary.   FERC determined that after the transfer, the
gathering facilities would be nonjurisdictional, but FERC reserved the right to reassert jurisdiction if the Company was found to be operating the facilities in an anti-competitive manner or contrary to open access principles.

         Because certain volumes of gas in interstate commerce are transported by the Company for third parties and by third parties on behalf of the Company, the operations of the Company's intrastate pipeline and marketing subsidiaries in Texas are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the NGPA. Of particular importance are regulations which allow increased access to interstate transportation services by both interstate and intrastate pipeline and marketing companies, without the necessity of obtaining prior FERC authorization for each transaction. The most important element of the program is nondiscriminatory access, under which a participating pipeline must agree, if capacity is available, to transport gas for any party
requesting such service.   The FERC also adopted a policy relating to the
pass-through in pipeline rates to interstate transportation and sales customers of "buyout" or "buydown" costs prudently incurred in the settlement of take-or-pay liabilities. The effect on the Company's and other pipelines of these pass-through costs will be to increase the cost of gas acquired from, and costs of transportation in, certain interstate pipelines.

         The interstate gas marketing activities of the Company's various marketing and pipeline subsidiaries are conducted either as unregulated first sales or pursuant to blanket certificate authority granted by the FERC under the Natural Gas Act.

         The Colorado Public Utilities Commission, Kansas Corporation Commission, Texas Railroad Commission and the Wyoming Public Service Commission have authority to regulate the intrastate transportation, sale, delivery and pricing of natural gas by intrastate pipeline and distribution systems.

         Gas and Oil Production. Gas and oil operations are primarily subject to the regulation of the Minerals Management Service ("MMS") and the Bureau of Land Management on the Federal level. Each state in which the Company's gas and oil subsidiaries operate regulates the volume and manner of production of natural gas in that state under laws directed toward conservation and the prevention of waste of natural resources.

- --       Environmental Regulation

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

         Compliance with Federal, state and local provisions with respect to the protection of the environment has had no material effect upon capital expenditures, earnings, or the competitive position of the Company, except as described in Item 3, "Mystery Bridge Road Environmental Matters" and "Other Environmental Matters."

- --       Safety Regulation

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

- --       Other

         Amounts spent by the Company during 1993, 1992 and 1991 on research and development activities were not material.

(D)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         All of the Company's operations are in the contiguous 48 states.

ITEM 3:  LEGAL PROCEEDINGS

Mystery Bridge Road Environmental Matters

         The Company is named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site, pursuant to Superfund. The site is known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision"). The EPA's remedy consists of two parts, "Operating Unit One," which addresses the groundwater cleanup and "Operating Unit Two," which addresses cleanup procedures for the soil and free-phase petroleum product.

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

         In July 1992, the EPA approved the Company's Operating Unit Two workplan and the Company received an EPA "Statement of Work." The work required to be performed for Operating Unit Two commenced during the third quarter of 1992 and is expected to continue through 1995. (United States of America v. Dow Chemical Company, Dowell Schlumberger, Inc., and K N Energy, Inc., Civil Action No. 91CV1042, United States District Court for the District of Wyoming; formerly reported as Administrative Orders for Removal Action on Consent, October 15, 1987, and Amendment to Administrative Order for Removal Order on Consent, October 10, 1989, Docket No. CERCLA VII-88-01, United States Environmental Protection Agency; Judicial Entry of Consent Decree, United States v. Dow Chemical Company, et al. (D. Wyo) USDC-WY-91CV1042B, Superfund Site Number 8T83, Natrona County, Wyoming; EPA Docket Number CERCLA-VIII.)

         With regard to this same Superfund site, in 1987 the State of Wyoming filed suit against several parties (including the Company) for injunctive relief, penalties and unquantified damages claimed to have resulted from alleged pollution of groundwater and soils in the Brookhurst Subdivision. On April 1, 1993, the Wyoming District Court dismissed the lawsuit, finding that the Company had diligently remedied the alleged pollution. (Wyoming v. Little America Refining Co., K N Energy, Inc. and Dowell Schlumberger, Civil Action No. 62325, Wyoming District Court (Natrona County).)

         On October 20, 1989, a lawsuit was filed against the Company and 18 other defendants on behalf of a group of 268 individuals who reside or resided in the Brookhurst Subdivision, seeking damages for alleged releases of certain chemicals to the soil, groundwater and air. On February 5, 1993, the Company reached agreement to settle the above-described dispute. The settlement, which was approved by the Wyoming District Court, resolved all disputes between the parties and closed the lawsuit. A reserve for the settlement amount and related matters had been established in the Company's financial statements prior to 1993 and, accordingly, such settlement did not have any material adverse impact on the Company's financial position or results of operations. (Albertson, et al., v. Dow Chemical Co., K N Energy, Inc., et al., Civil Action No. 65212, 7th Judicial District, Natrona County District Court, State of Wyoming.)

         On November 30, 1990, the Company initiated an action against a number of its insurance carriers for a declaration of the carriers' contractual obligations to provide insurance coverage for all sums associated with the alleged losses under the state, Federal and toxic tort claims related to the Brookhurst Subdivision. The Company entered into formal settlements with all of the defendants in the lawsuit in 1993, and received settlement proceeds associated therewith. (K N v. Allianz Insurance Company, et al., Civil Action No. 90CV301-J, United States District Court for the District of Wyoming.)

Other Environmental Matters

         An environmental audit performed by the Company revealed that a grease known as Rockwell 860 had been used as a valve sealant at several of the Company's locations in Nebraska and Colorado. Rockwell 860 is a solid clay-like material which does not easily spill into the environment, but contains approximately ten percent polychlorinated biphenyls ("PCBs"). Based on the Company's initial studies, the PCBs are contained within the pipeline and valves at the subject locations. PCBs are regulated by the EPA under the Toxic Substances Control Act. On March 31, 1993, the Company filed suit against Rockwell International Corporation, manufacturer of the valve sealant; and two other related defendants, claiming under contractual, statutory, tort and strict liability theories that the defendants share responsibility for the Company's environmental expenses and commercial losses resulting from any EPA or state required PCB cleanup or mitigation. The Company reached final settlement with Rockwell, et al. in March 1994 which resolved all disputes between the parties.

         During February 1994, the Company submitted its Phase I Report and PCBs Work Plan to EPA Region VII (covering Nebraska) and EPA Region VIII (covering Colorado). During March 1994, EPA Region VIII accepted both the Phase I Report and the PCBs Work Plan as administratively complete. EPA Region VIII also granted the Company permission to proceed with implementation of the PCBs management and remediation activities described in its Work Plan to address sites in Colorado. EPA Region VII has not yet formally responded to the Company's Phase I Report and PCBs Work Plan. The Company currently cannot estimate the extent of the remediation nor costs, though such costs are not expected to exceed the settlement amounts or to have any material adverse impact on the Company's financial position or results of operations. The PCB cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         Certain used pipe reclaimed at the Company's Holdrege, Nebraska pipeyard was wrapped with asphalt-saturated asbestos felt, which was commonly removed in accordance with Company practices. The removed wrap contains friable asbestos fibers above the regulatory standard. The Nebraska Department of Environmental Control, the agency having jurisdiction over this matter, was notified and approved the Company's remediation plan. Remediation is effectively complete, at a total cost not expected to exceed $600,000. The asbestos cleanup program did not interrupt or diminish the Company's operational ability to gather or transport natural gas.

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

         On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff. (Grynberg v. K N, et al., Civil Action No. 92-2000, United States District Court for the District of Colorado.)

Take-or-Pay Matters

         The Company's exposure in take-or-pay matters is not material. However, certain of the companies acquired from Cabot were parties to a number of lawsuits or were subject to asserted claims by natural gas purchase contracts containing take-or-pay provisions, which require the purchaser either to take a minimum amount of gas or to pay for such minimum quantities. All of these lawsuits and most claims have been resolved under terms which the Company considers favorable. Most gas suppliers of the Company have entered into excess gas purchase contracts with one of the Company's gas marketing subsidiaries. These excess gas purchase contracts are generally credited against take-or-pay gas volumes, which minimizes take-or-pay exposure.

         The Company believes that its subsidiaries are able to raise various regulatory, statutory, contractual and common law defenses to take-or-pay claims. Each such claim involves interpretation of individual contract terms and determinations regarding the actual deliverability of individual wells and the impact of Texas Railroad Commission regulations on the specific contractual provisions regarding takes from a specific well. Accordingly, each take-or-pay claim includes questions of fact unique to the individual claim or dispute. As a result, the outcome of any particular case may not be a reliable indicator in predicting the outcome of other cases.

         The Basket Agreement between the Company and Cabot provides for an equal sharing of up to $40 million (any excess will be borne solely by Cabot) between the Company and Cabot of certain gas contract take-or-pay liabilities of the companies acquired from Cabot for periods prior to the closing date of the acquisition from Cabot and for certain other potential gas contract claims. (See "Items 1 and 2: Business and Properties") The Company's maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $6.5 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot, and as such will not have a material adverse effect on the Company's financial position or results of operation. As of December 31, 1993, the Company had made net payments of approximately $13.2 million. The excess of net payments over its estimated liability is reflected in current assets and consists of (i) the present value of Cabot's share of net payments and (ii) future recoveries from customers.

         The Company is also involved in various disputes and litigation arising in the normal course of business including take-or-pay exposure not covered by the Basket Agreement. The Company believes that it has adequate defenses or insurance coverage relating to such litigation and that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)     The Registrant held its Annual Meeting of Shareholders on March 24,
             1994.

                 (i) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

                 (ii) A proposal to adopt the K N Energy, Inc. Long-Term Incentive Plan was voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to this matter were as follows:

                          For:                     10,644,714
                          Against:                  2,866,140
                          Abstain:                    397,034

         (b) The Registrant held a Special Meeting of Stockholders on July 13, 1994. Proxies for the meeting were solicited pursuant to
                 Section 14 of the Securities Exchange Act of 1934.

                 (i) A proposal to adopt an amendment to K N's Restated Articles of Incorporation, as amended, increasing the maximum number of directors of K N from 14 to 15 was voted upon at the Special Meeting and the number of affirmative votes, negative votes and abstentions with respect to this matter were as follows:

                          For:                     12,220,356
                          Against:                    503,554
                          Abstain:                    166,354

                 (ii) A proposal to adopt an amendment to K N's Restated Articles of Incorporation, as amended, increasing its authorized Common Stock from 25,000,000 shares to 50,000,000 shares was voted upon at the Special Meeting and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to this matter were as follows:

                          For:                     12,333,211
                          Against:                    315,871
                          Abstain:                    181,948
                          Broker Non-Votes:            59,234

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

                          For:                     12,187,911
                          Against:                    222,090
                          Abstain:                    212,204
                          Broker Non-Votes:           268,059


         EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification and Business Experience of Executive Officers

           Name                                                         Age      Position and Business Experience
- ---------------------------------------------------------------        -----     ---------------------------------
Judith A. Aden  . . . . . . . . . . . . . . . . . . . . . . . .         52       Vice President and Treasurer since March 1991.
                                                                                 Treasurer since January 1981.  Assistant Secretary
                                                                                 since March 1989.

William E. Asbury . . . . . . . . . . . . . . . . . . . . . . .         41       Vice President, Gas Service since 1988.

Eugene B. Bade  . . . . . . . . . . . . . . . . . . . . . . . .         47       Vice President and Controller since May 1993.  Vice
                                                                                 President of certain subsidiaries since July 1989.
                                                                                 Director of Internal Audit from November 1985 to
                                                                                 April 1989.

Charles W. Battey . . . . . . . . . . . . . . . . . . . . . . .         62       Chairman since January 1989.  Chief Executive
                                                                                 Officer from January 1989 to July 1994.   Director
                                                                                 since 1971.

Richard M. Buxton . . . . . . . . . . . . . . . . . . . . . . .         45       Vice President, Strategic Planning and Financial
                                                                                 Services since March 1991. Director, Financial
                                                                                 Services from 1986 to March 1991.

David M. Carmichael . . . . . . . . . . . . . . . . . . . . . .         55       Vice Chairman and Director since July 1994.
                                                                                 Chairman of the Board and Chief Executive Officer
                                                                                 of AOG since 1986.  President of AOG until October
                                                                                 1993.

William S. Garner, Jr . . . . . . . . . . . . . . . . . . . . .         44       Vice President, General Counsel and Secretary since
                                                                                 April 1992. Vice President and General Counsel
                                                                                 since January 1991. Vice President and Deputy
                                                                                 General Counsel from September 1989 through 1990.
                                                                                 Vice President, Law from June 1988 to September
                                                                                 1989.

Larry D. Hall . . . . . . . . . . . . . . . . . . . . . . . . .         51       President and Chief Executive Officer since July
                                                                                 1994. President and Chief Operating Officer since
                                                                                 May 1988. Director since 1984.

S. Wesley Haun  . . . . . . . . . . . . . . . . . . . . . . . .         46       Vice President, Marketing and Supply since May
                                                                                 1993. Vice President, Gas Supply from March 1990
                                                                                 to May 1993.  Vice President, Gas Acquisition
                                                                                 from November 1988 to March 1990.

Leland L. Hurst . . . . . . . . . . . . . . . . . . . . . . . .         63       Senior Vice President since May 1993.  Senior Vice
                                                                                 President, Operations from June 1988 to May 1993.

E. Wayne Lundhagen  . . . . . . . . . . . . . . . . . . . . . .         57       Vice President, Finance and Accounting since May
                                                                                 1988.

John W. Simonton  . . . . . . . . . . . . . . . . . . . . . . .         48       Vice President, Administration and Human Resources
                                                                                 since May 1988.

H. Rickey Wells . . . . . . . . . . . . . . . . . . . . . . . .         37       Vice President, Operations since June 1988.

         These officers generally serve until March of each year.

(B)      Involvement in Certain Legal Proceedings

         None.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is listed for trading on the New York Stock Exchange under the symbol KNE. Dividends paid and the price range of the Company's common stock by quarters for the last two years, restated for an October 1993 three-for-two stock split, are provided below.

                                                          1993                             1992
                                                          ----                             ----
    MARKET PRICE DATA
    (LOW-HIGH-CLOSE)
      Quarter Ended:
             March 31                         $18.67 -  $24.67 -  $23.50         $15.17 -  $18.33 -  $16.00
             June 30                           22.17 -   24.67 -   24.33          13.83 -   16.58 -   16.17
             September 30                      23.33 -   26.83 -   26.67          15.83 -   20.00 -   18.92
             December 31                       24.75 -   30.00 -   25.75          17.17 -   19.33 -   18.75

    DIVIDENDS
      Quarter Ended:
             March 31                                   $0.121                             $0.135
             June 30                                     0.121                              0.119
             September 30                                0.133                              0.126
             December 31                                 0.133                              0.126

    COMMON STOCKHOLDERS
             Year-end                                    9,818                              9,496

ITEM 6:  SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW

Selected Financial Data (In Thousands, Except Per Share Amounts)

                                            1993              1992              1991              1990              1989
                                         ----------        ----------         ---------         ---------         ---------
 OPERATING REVENUES:
 Gas Services                            $1,027,226        $  819,571         $ 776,133         $ 807,308         $ 532,233
 Gas and Oil Production                       5,321             4,710             3,053             3,164             2,816
                                         ----------        ----------         ---------         ---------         ---------

 Total Operating Revenues                $1,032,547        $  824,281         $ 779,186         $ 810,472         $ 535,049
                                         ==========        ==========         =========         =========         =========

 OPERATING INCOME                        $   80,204        $   83,757         $  81,490         $  69,282         $  45,193
 Other Income (Deductions)                  (30,736)          (27,347)          (23,134)          (27,693)          (32,781)
                                         ----------        ----------         ---------         ---------         ---------

 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                       49,468            56,410            58,356            41,589            12,412
 Income Taxes                                18,599            20,068            21,282            16,526            11,183
                                         ----------        ----------         ---------         ---------         ---------

 INCOME FROM CONTINUING OPERATIONS           30,869            36,342            37,074            25,063             1,229
 Income (Loss) from Discontinued
   Operations                                    --                --           (17,250)              320            (2,754)
                                         ----------        ----------         ---------         ---------         ---------

 INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                        30,869            36,342            19,824            25,383            (1,525)
 Extraordinary Item                              --                --                --            30,244                --
                                         ----------        ----------         ---------         ---------         ---------

 NET INCOME (LOSS)                           30,869            36,342            19,824            55,627            (1,525)
 Less - Preferred Stock Dividends               853             2,976             4,808             5,470             3,513
                                         ----------        ----------         ---------         ---------         ---------

 NET INCOME (LOSS) AVAILABLE FOR
   COMMON STOCK                          $   30,016        $   33,366         $  15,016         $  50,157         $  (5,038)
                                         ==========        ==========         =========         =========         =========

 EARNINGS (LOSS) PER COMMON SHARE (1):
 Continuing Operations                   $     1.09        $     1.34         $    1.45         $    0.89         $   (0.12)
 Discontinued Operations                         --                --             (0.77)             0.01             (0.15)
 Extraordinary Item                              --                --                --              1.37                --
                                         ----------        ----------         ---------         ---------         ---------
                                         $     1.09        $     1.34         $    0.68         $    2.27         $   (0.27)
                                         ==========        ==========         =========         =========         =========

 Dividends Per Common Share (1)          $     0.51        $     0.51         $    0.51         $    0.46         $    0.50
                                         ==========        ==========         =========         =========         =========

 Number of Shares Used in Computing
   Earnings Per Common Share (1)         $   27,424        $   24,828         $  22,320         $  22,098         $  18,568
                                         ==========        ==========         =========         =========         =========

 TOTAL ASSETS                            $1,167,848        $1,007,411         $ 816,514         $ 828,525         $ 844,955
                                         ==========        ==========         =========         =========         =========

 CAPITAL EXPENDITURES -
   CONTINUING OPERATIONS:
 Constructed                             $  100,780        $   74,787         $  69,080         $  51,656         $  50,148
 Acquired                                    63,281           110,833                 1             7,684           121,383
                                         ----------        ----------         ---------         ---------         ---------

 Total Capital Expenditures              $  164,061        $  185,620         $  69,081         $  59,340         $ 171,531
                                         ==========        ==========         =========         =========         =========

 CAPITALIZATION:
 Common Stockholders' Equity             $  391,462  53%   $  347,738   51%   $ 256,605   50%   $ 251,208   50%   $ 211,890   45%
 Preferred Stock                              7,000   1%       26,310    4%      31,360    6%      31,360    6%      31,560    7%
 Preferred Stock Subject to Mandatory
   Redemption                                 2,858   0%        4,500    1%       6,643    1%      21,286    4%      28,429    6%
 Long-Term Debt                             335,190  46%      303,224   44%     222,850   43%     199,586   40%     193,659   42%
                                         ---------- ---    ----------  ---    ---------  ---    ---------  ---    ---------  ---

 Total Capitalization                    $  736,510 100%   $  681,772  100%   $ 517,458  100%   $ 503,440  100%   $ 465,538  100%
                                         ========== ===    ==========  ===    =========  ===    =========  ===    =========  ===

 BOOK VALUE PER COMMON SHARE (1)         $    14.39        $    13.60         $   11.60         $   11.45         $    9.65
                                         ==========        ==========         =========         =========         =========

(1) Restated to reflect a three-for-two common stock split in 1993.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On July 13, 1994, K N completed the merger with AOG. The merger was accounted for as a pooling of interests, and accordingly the following historical financial information has been restated as though the companies had been combined from inception.

CONSOLIDATED FINANCIAL RESULTS

- --       CONTINUING OPERATIONS

         Income from continuing operations was $30.9 million, $36.3 million and $37.1 million for 1993, 1992 and 1991, respectively. After payment of preferred dividends, the respective earnings per common share were $1.09, $1.34 and $1.45.

         The decline in 1993 earnings reflects the impact of unfavorable summer weather on natural gas sales to irrigation customers, a significant decline in prices of natural gas liquids (NGLs) during the second half of 1993 and the Company's $4.5 million write-down of its investment in WellTech, Inc. These negative factors were partially offset by positive contributions from acquisitions of natural gas gathering and processing facilities, favorable resolution of rate cases in the Company's retail jurisdictions and insurance settlements related to the Brookhurst Superfund site near Casper, Wyoming.

         The slight decline in 1992 income from continuing operations, relative to 1991 results, was attributable to unfavorable weather adversely affecting space-heating and irrigation load and the related reduction of recoveries of NGLs. Incremental earnings from acquisitions and lower litigation and environmental costs partially mitigated the effects of unfavorable weather.

- --       DISCONTINUED OPERATIONS

         In 1991, the Company recorded an after-tax loss of $17.3 million resulting from the sale of its coal subsidiaries and the discontinuance of this business segment.

RESULTS OF CONTINUING OPERATIONS

         Discussion of operating results by business segment and consolidated other income and (deductions) and income taxes follows. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

GAS SERVICES                                                  1993             1992            1991
- ------------                                                ---------        ---------       ---------
Operating Revenues -
   Gas Sales and Transportation                             $   919.9        $   723.5       $   732.6
   Natural Gas Liquids and Other                                107.3             96.1            43.5
                                                            ---------        ---------       ---------
                                                              1,027.2            819.6           776.1
                                                            ---------        ---------       ---------
Operating Costs and Expenses -
   Gas Purchases                                                725.5            558.2           525.1
   Operations and Maintenance                                   166.5            129.4           128.0
   Depreciation, Depletion and Amortization                      41.3             36.3            30.9
   Taxes, Other Than Income Taxes                                15.0             12.7            10.8
                                                            ---------        ---------       ---------
                                                                948.3            736.6           694.8
                                                            ---------        ---------       ---------
Operating Income                                            $    78.9        $    83.0       $    81.3
                                                            =========        =========       =========

Systems Throughput (Bcf) -
   Gas Sales                                                    333.0            289.8           294.8
   Transportation                                               307.2            198.3           166.7
                                                            ---------        ---------       ---------
                                                                640.2            488.1           461.5
                                                            =========        =========       =========

Natural Gas Liquids (Millions of Gallons)                       321.8            245.5           101.3
                                                            =========        =========       =========

         Acquisitions of natural gas gathering and processing facilities in 1993 and 1992 have resulted in significant increases in operating revenues, costs, expenses and income. In April 1992, the Company acquired ten processing plants and related gathering facilities from The Maple Gas Corporation. In October 1992, the Company assumed operations of the Douglas gathering and processing system. The Company acquired the Wattenberg gathering and transmission system in April 1993 and the Wind River gathering joint venture facilities in June 1993. The combined impact of these acquisitions were as follows:

                                      1993                     1992
                                  ----------                ----------
Operating Revenues                $     97.9                $     56.4
Operating Costs and Expenses            83.6                      43.9
                                  ----------                ----------
Operating Income                  $     14.3                $     12.5
                                  ==========                ==========

         The following discusses operating results excluding the effects of acquisitions.

         Operating revenues for 1993 were $166.1 million, or 22 percent, higher than 1992. This significant increase in operating revenues is largely due to growth in both K N and AOG's nonregulated, lower margin gas sales activities which have related positive impacts on transportation services and NGL recoveries. Although 1993 gross margins from gas sales, transportation and NGLs sales were $14.8 million above 1992, unit margins declined due to lower 1993 sales to K N's high margin irrigation customers and lower NGLs prices during the second half of 1993. Operations and maintenance increased by $17.2 million, or 15 percent, due principally to greater systems throughput and higher processing costs. These increases were partially offset by insurance settlements related to the Brookhurst Subdivision Superfund site near Casper, Wyoming.

         Operating revenues for 1992 were two percent below the previous year. Unfavorable 1992 winter and summer weather adversely impacted the Company's gas sales and transportation services to space heating and irrigation customers. Continued growth in the nonregulated gas marketing arena partially offset this decline in higher margin sales. Operations and maintenance expenses were $9.4 million lower than 1991 due to lower on-system throughput, expense controls and lower provisions for environmental and litigation issues.

GAS AND OIL PRODUCTION                                1993              1992             1991
- ----------------------                             -----------       -----------      -----------
Operating Revenues -
   Gas and Oil Sales                               $       7.2       $       5.3      $       3.3
   Other                                                   1.3               1.8              1.4
                                                   -----------       -----------      -----------
                                                           8.5               7.1              4.7
                                                   -----------       -----------      -----------
Operating Costs and Expenses -
   Operations and Maintenance                              3.2               2.6              2.5
   Depreciation, Depletion and Amortization                3.3               3.1              1.6
   Taxes, Other Than Income Taxes                          0.7               0.6              0.4
                                                   -----------       -----------      -----------
                                                           7.2               6.3              4.5
                                                   -----------       -----------      -----------

Operating Income                                   $       1.3       $       0.8      $       0.2
                                                   ===========       ===========      ===========

Gas and Oil Production (Equivalent Bcf)                    3.7               2.6              1.8
                                                   ===========       ===========      ===========

         The increases in 1993 and 1992 gas and oil revenues, expenses and production result from the July 1992 acquisition of producing properties in western Colorado and successful drilling in the Denver-Julesburg Basin in northeastern Colorado.

OTHER INCOME AND (DEDUCTIONS)                         1993              1992             1991
- -----------------------------                      -----------       -----------      -----------
   Interest Expense                                $     (30.5)      $     (27.0)     $     (24.0)
   Minority Interests and Other, Net                      (0.2)             (0.3)             0.9
                                                   -----------       -----------      -----------
                                                   $     (30.7)      $     (27.3)     $     (23.1)
                                                   ===========       ===========      ===========

         The increase in interest expense reflects the issuance of $320 million of long-term debt during the last three years to fund capital expenditures and acquisitions, and for the refunding of $65 million of higher coupon debt in 1993 and 1992.

INCOME TAXES                                          1993              1992             1991
- ------------                                       -----------       -----------      -----------
   Applicable to Continuing Operations             $      18.6       $      20.1      $      21.3
                                                   ===========       ===========      ===========
   Effective Tax Rate                                     37.6%             35.6%            36.5%
                                                   ===========       ===========      ===========

         The 1993 effective tax rate primarily reflects the one percent increase in the Federal tax rate resulting from enactment of the Revenue Reconciliation Act of 1993. Refer to Note 6 of Notes to Consolidated Financial Statements for a reconciliation of statutory rates to effective rates.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during 1993 included cash generated from operations, short-term borrowings and the issuance of long-term debt. Principal cash outflows were capital expenditures and acquisitions, redemptions of long-term debt and preferred stock, and payment of interest and dividends.

- --       CASH FLOWS FROM OPERATING ACTIVITIES

         Net cash flows from continuing operations were $67.9 million, $51.0 million and $97.6 million for 1993, 1992 and 1991, respectively. In addition to the factors discussed previously, which affect cash generation as well as operating results, net cash flows have been impacted by litigation settlements (including take-or-pay payments), purchase gas contract resolutions and environmental costs. In both 1993 and 1992, actual cash disbursements exceeded expense provisions for litigation and environmental matters.

- --       CAPITAL EXPENDITURES AND COMMITMENTS

         Excluding acquisitions, 1993 capital expenditures were $102.7 million compared with expenditures of $74.8 million in 1992 and $69.1 million in 1991. The increased spending in 1993 results from implementation of Order 636 (transition costs for measurement facilities and systems) and the construction of a new corporate office building.

         Consolidated 1994 capital expenditures are budgeted at $78.0 million, excluding acquisitions. In February 1994, the Company's gas and oil subsidiaries completed an approximately $30 million acquisition of gas reserves and production in western Colorado and southwestern Wyoming. In October 1994, the Company expects to sell a 50 percent undivided interest in substantially all the acquired properties to a party with whom they will jointly develop the properties.

         The Company has no substantial disagreements related to take-or-pay matters. The Company monitors contractual obligations, including obligations to pay above-market prices under certain contracts, and at the end of each contract year pays those producers to whom take-or-pay amounts are due. All amounts paid by the Company for take-or-pay are either fully recoupable under the terms of the gas purchase contracts, or are recoverable from offsetting gas purchase obligations under certain contractual arrangements, or the existing state and local regulatory rules and regulations for K N's retail distribution operations. As a result, the Company has experienced no losses due to unfavorable pricing and none are anticipated. At December 31, 1993, the amount of outstanding take-or-pay payments was $11.7 million.

- --       CAPITAL RESOURCES

         Short-term debt was $47.0 million at December 31, 1993, compared with $2.0 million of borrowings at December 31, 1992. The Company has credit agreements with nine banks to either borrow or use as commercial paper support up to $120 million. In November 1993, K N filed a shelf registration statement with the Securities and Exchange Commission for the sale of $200 million of debt securities in anticipation of long-term financing needs over the next three years.

         In January 1994, the Company received $41.0 million from the sale of contract demand receivables to a financial institution. The demand receivables resulted from the gas sales contracts between some of K N's former wholesale customers and a K N subsidiary. Proceeds were used to reduce short-term debt.

         The Company expects that 1994 cash requirements for debt service, preferred stock redemptions, dividends and capital expenditures will be provided by external cash flows, long- and short-term borrowings and the issuance of common stock for dividend reinvestment and employee benefit plans.

OUTLOOK

- --       MERGER BENEFITS

         As a result of the July 13, 1994 merger, the Company expects to achieve substantial recurring improvements in earnings by enhancing gross margin and by reducing general/administrative and operating costs. Among the areas identified for improvement are:

         Natural Gas Supply. The merged Company operates along an axis of major gas supply basins stretching from the northern Rocky Mountain region through the Mid-Continent to South Texas. Access to six major, geographically diverse producing basins enables the Company to balance complementary peaking periods with a greater choice of supply alternatives. An additional future opportunity to provide broader gas supply access for the Company should come from its participation in the proposed TransColorado Pipeline Project.

         The Company's Texas service territory experiences strong demand in the summer when natural gas is used to generate electricity and to power irrigation pump engines, whereas the Company's strongest demand in Colorado, Wyoming, Nebraska and Kansas occurs during the winter heating season. The Company's Texas operations have paid a premium for gas supply during peaking periods, and should be able to obtain gas from affiliates at more competitive prices during these periods.

         Gas Sales, Marketing, Transportation and Storage. The marketing efforts of the merged Company should yield efficiencies in purchasing gas supplies, provide leverage in contracting for those supplies and improve utilization of the systems by increasing sales to non-historical market areas. In addition, the Company should be more effective in converting current spot market sales to longer term premium markets and in developing incremental marketing, transportation, storage and other service opportunities, while retaining the current retail and on-system markets as a base load. The Company now has over 18,700 total miles of transmission and gathering pipelines that both serve direct markets and interconnect with more than 60 delivery points into 20 major pipelines. The combined natural gas sales volumes in 1993 for K N and AOG were 333 Bcf.

         The Company now has over 27 Bcf of core working gas storage capacity in conventional storage fields near major pipeline interconnects in the Rocky Mountain, Mid-Continent and Permian Basin areas. The present combined deliverability from these storage fields is over 600 MMcf of gas per day. The Company's Texas storage fields have working gas capacity of approximately 13 Bcf, with an additional three Bcf of high-deliverability salt cavern storage under development. The salt cavern storage projects have the potential to provide multiple cycling of gas during seasonal peak periods, a service which should be in high demand in the post-Order 636 environment. These Texas storage sites are located near the Waha, Texas market center and are directly connected to Waha and to K N's Buffalo Wallow market center in the Texas Panhandle through the Red River Pipeline. The key location of this pipeline between two market centers, with storage connected, means that the Company will be able to provide a broader range of services to its customers than either of the companies would have been able to do separately. These services will include physical gas movement between market centers and load balancing services and delivery reliability supported by storage.

         Gathering and Processing. The Company should have greater leverage in the marketing of natural gas liquids. The combined sales volumes of liquids in 1993 for the Company was 322 million gallons. Adding incremental gathering and processing volumes to the Company's Texas systems provides additional gas supply volumes that are transported through downstream pipelines and may be purchased and sold to incremental markets. Thus, gathering and processing are an integral part of the total business opportunity. In 1993, the Company's Texas processing facilities operated at approximately 60 percent of total processing capacity, and the Company is looking for opportunities to more fully utilize this processing capacity.

         Cost Savings. The Company expects a recurring improvement in results through consolidation of administrative and operational staff, space requirements and information systems. Cost savings will also result from eliminating certain outside legal, accounting and other services. Combined general and administrative expenses for both companies totaled $57 million for 1993.

         At December 31, 1993, the Company had equity capital of approximately $391 million and a long-term debt to total capitalization ratio of approximately 46 percent, which provides significant financial flexibility to pursue continued growth opportunities. The ratio compares to an average long-term debt to total capitalization ratio of 50 percent among diversified natural gas companies and about 55 percent among natural gas gathering, transportation and marketing companies. The performance of the Company is expected to increase cash flow from operations and provide for positive earnings momentum once the non-recurring transaction costs associated with the combination have been absorbed. Such costs are expected to be approximately $22 million before income taxes, and will be expensed in 1994. This amount includes the cost of restructuring the Company's retail distribution operations.

         The Company believes that recurring operating income benefits that should result from incremental profit margin generating opportunities and expense reductions should total in a range of at least $15-20 million annually for 1995 and beyond. These profit margin enhancements and expense reductions are expected to be realized over time as the consolidation is completed. Because of the increased competitive nature of the natural gas industry and the inherent uncertainties involved in combining two companies, there can be no assurance that the merged company will be able to fully realize the profit margin enhancements and expense reductions discussed above. Further, there can be no assurance that operating income resulting from identified profit margin enhancements and expense reductions will not be offset by other revenue shortfall or expense increases.

- --       GAS SERVICES

         Operating results for 1994 should benefit from a full year's operation of the Wattenberg transmission system and from retail distribution rate increases placed into effect during 1993.

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

         The Company believes gas sales on its Texas system will continue to show improvement in 1994 due to improvements in the Company's price risk management activities and the reformation of certain contracts in 1993.


- --       GAS AND OIL PRODUCTION

         The February 1994 acquisition of producing properties and undeveloped gas reserves in western Colorado and southwestern Wyoming is expected to have a positive impact on 1994 operating results of this business segment. The

Company also believes that its involvement in gas and oil development and production provides opportunities to enhance the value of its associated gas service, gathering and processing businesses.

- --       LITIGATION

         During the last three years, the Company has resolved or settled four major cases or environmental matters, three cases related to the Brookhurst Subdivision Superfund site near Casper, Wyoming and long-standing litigation with FM Properties Inc. and other parties. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on the Company's pending litigation. The Company believes it has established adequate reserves such that resolution of pending litigation or environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

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

         As explained in Notes 1(C) and 9 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective January 1, 1992, and its method of accounting for postretirement benefits other than pensions effective January 1, 1993.

                                                         /s/ Arthur Andersen LLP

Denver, Colorado
October 7, 1994.

CONSOLIDATED STATEMENTS OF INCOME
K N ENERGY, INC. AND SUBSIDIARIES

                                                                      YEARS ENDED DECEMBER 31
                                                                      -----------------------
                                                     1993                       1992                      1991
                                                     ----                       ----                      ----
                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 OPERATING REVENUES:
 Gas Services                                  $      1,027,226            $       819,571           $        776,133
 Gas and Oil Production                                   5,321                      4,710                      3,053
                                               ----------------            ---------------           ----------------
 Total Operating Revenues                             1,032,547                    824,281                    779,186
                                               ----------------            ---------------           ----------------

 OPERATING COSTS AND EXPENSES:
 Gas Purchases                                          723,268                    556,549                    524,298
 Operations and Maintenance                             168,735                    131,313                    129,680
 Depreciation, Depletion and Amortization                44,644                     39,353                     32,476
 Taxes, Other Than Income Taxes                          15,696                     13,309                     11,242
                                               ----------------            ---------------           ----------------
 Total Operating Costs and Expenses                     952,343                    740,524                    697,696
                                               ----------------            ---------------           ----------------

 OPERATING INCOME                                        80,204                     83,757                     81,490
                                               ----------------            ---------------           ----------------

 OTHER INCOME AND (DEDUCTIONS):
 Interest Expense                                       (30,513)                   (27,012)                   (23,990)
 Minority Interests                                         292                     (1,559)                      (311)
 Other, Net                                                (515)                     1,224                      1,167
                                               ----------------            ---------------           ----------------
 Total Other Income and (Deductions)                    (30,736)                   (27,347)                   (23,134)
                                               ----------------            ---------------           ----------------

 INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                       49,468                     56,410                     58,356
 Income Taxes                                            18,599                     20,068                     21,282
                                               ----------------            ---------------           ----------------


 INCOME FROM CONTINUING OPERATIONS
 Loss From Discontinued Operations,                      30,869                     36,342                     37,074
    Net of Income Taxes                                      --                         --                    (17,250)
                                               ----------------            ---------------           ----------------

 NET INCOME                                              30,869                     36,342                     19,824
 Less - Preferred Stock Dividends                           853                      2,976                      4,808
                                               ----------------            ---------------           ----------------

 NET INCOME AVAILABLE FOR COMMON
    STOCK                                      $         30,016            $        33,366           $         15,016
                                               ================            ===============           ================

 EARNINGS PER COMMON SHARE:
 Continuing Operations                         $           1.09            $          1.34           $           1.45
 Discontinued Operations                                     --                         --                      (0.77)
                                               ----------------            ---------------           ----------------
                                               $           1.09            $          1.34           $           0.68
                                               ================            ===============           ================




The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                          DECEMBER 31
                                                                          -----------
                                                                 1993                    1992
                                                                 ----                    ----
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                     $   14,353              $   23,554
Accounts Receivable                                              177,146                 138,268
Contract Demand Receivables (See Note 1(J))                       38,732                      --
Material and Supplies, at Average Cost                            11,604                  10,422
Gas in Underground Storage                                        20,853                  11,971
Prepaid Gas                                                       11,689                  14,404
Exchange Gas and Other                                            38,479                  52,261
                                                              ----------              ----------
                                                                 312,856                 250,880
                                                              ----------              ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Gas Services                                                   1,208,965               1,033,964
Gas and Oil Production                                            34,381                  31,758
                                                              ----------              ----------
                                                               1,243,346               1,065,722
Less - Accumulated Depreciation, Deple-
   tion and Amortization                                         427,642                 354,781
                                                              ----------              ----------
                                                                 815,704                 710,941
                                                              ----------              ----------
DEFERRED CHARGES AND OTHER ASSETS                                 39,288                  45,590
                                                              ----------              ----------
                                                              $1,167,848              $1,007,411
                                                              ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Preferred Stock
   and Long-Term Debt                                         $   26,837              $   11,123
Notes Payable                                                     47,000                   2,000
Accounts Payable                                                 144,245                 119,536
Accrued Taxes                                                     10,474                  10,035
Exchange Gas and Other                                            33,348                  62,029
                                                              ----------              ----------
                                                                 261,904                 204,723
                                                              ----------              ----------
DEFERRED LIABILITIES, CREDITS AND
   RESERVES:
Deferred Income Taxes                                             89,831                  73,444
Deferred Revenues (See Note 1(J))                                 43,692                      --
Other                                                             22,136                  33,932
                                                              ----------              ----------
                                                                 155,659                 107,376
                                                              ----------              ----------

LONG-TERM DEBT                                                   335,190                 303,224
                                                              ----------              ----------
MINORITY INTERESTS IN EQUITY OF
   SUBSIDIARIES                                                   13,775                  13,540
                                                              ----------              ----------
COMMITMENTS AND CONTINGENT LIABILITIES
(NOTES 5 AND 12)

PREFERRED STOCK SUBJECT TO MANDATORY
   REDEMPTION                                                      2,858                   4,500
                                                              ----------              ----------
STOCKHOLDERS' EQUITY:
Preferred Stock                                                    7,000                  26,310
                                                              ----------              ----------
Common Stock:
   Authorized - 50,000,000 Shares, Par
   Value $5 Per Share
   Outstanding - 27,200,967 and 17,047,066
   Shares, Respectively                                          136,005                  85,235
Additional Paid-in Capital                                       164,427                 186,575
Retained Earnings                                                 92,187                  75,928
Deferred Compensation                                             (1,157)                     --
                                                              ----------              ----------
Total Common Stockholders' Equity                                391,462                 347,738
                                                              ----------              ----------
Total Stockholders' Equity                                       398,462                 374,048
                                                              ----------              ----------
                                                              $1,167,848              $1,007,411
                                                              ==========              ==========

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
K N ENERGY, INC. AND SUBSIDIARIES

                                          COMMON STOCK                 TREASURY STOCK
                                          ------------                 --------------
                                     SHARES          AMOUNT        SHARES         AMOUNTS
                                     ------          ------        ------         -------
                                                  (Dollars in Thousands)
 BALANCE, DECEMBER 31, 1990        14,625,217       $ 73,126         (54,455)  $       (1,359)
 Net Income
 Cash Dividends -
    Common, $0.51 Per Share
    Preferred
 Loss on Redemption of Preferred
    Stock
 Treasury Stock Acquired                                            (236,100)          (5,794)
 Employee Stock Options                 5,083             26          24,482              613
 Employee Benefit Plans               112,799            564          82,495            1,934
 Dividend Reinvestment and Stock
    Purchase Plans                          2             --         118,808            2,879
                                   ----------       --------   -------------   --------------

 BALANCE, DECEMBER 31, 1991        14,743,101         73,716         (64,770)          (1,727)
 Net Income
 Cash Dividends -
    Common, $0.51 Per Share
    Preferred
 Treasury Stock Acquired                                             (48,833)          (1,306)
 Employee Stock Options                46,593            233              --               --
 Employee Benefit Plans                 3,943             20          31,070              830
 Dividend Reinvestment and Stock
    Purchase Plans                     54,355            271          82,533            2,203
 Sale of Common Stock               1,981,833          9,909              --               --
 Conversion of AOG 9% Cumulative
    Convertible Preferred Stock       207,089          1,035              --               --
 Other Issuances                       10,152             51              --               --
 Buyback of 200,000 AOG Warrants           --             --              --               --
                                   ----------       --------   -------------   --------------


 BALANCE, DECEMBER 31, 1992        17,047,066         85,235              --               --
 Net Income
 Cash Dividends -
    Common, $0.51 Per Share
    Preferred
 Common Stock Split                 8,639,721         43,199              --               --
 Employee Stock Options                81,416            407              --               --
 Employee Benefit Plans                20,717            104              --               --
 Dividend Reinvestment and Stock
    Purchase Plans                    171,592            858              --               --
 Conversion of AOG 9% Cumulative
    Convertible Preferred Stock     1,141,755          5,709              --               --
 Issuance of Common Shares
    as Executive Compensation          94,000            470              --               --
 Amortization of Deferred                  --             --              --               --
    Compensation
 Other, Net                             4,700             23              --               --
                                   ----------       --------   -------------   --------------
 BALANCE, DECEMBER 31, 1993        27,200,967       $136,005   $          --   $           --
                                   ==========       ========   =============   ==============

                                      ADDITIONAL       DEFERRED
                                       PAID-IN          COMPEN-      RETAINED
                                       CAPITAL          SATION       EARNINGS
                                       -------         -------       --------
                                              (Dollars in Thousands)
 BALANCE, DECEMBER 31, 1990            $ 125,849           --     $  53,592
 Net Income                                                          19,824
 Cash Dividends -
    Common, $0.51 Per Share                                         (11,359)
    Preferred                                                        (4,808)
 Loss on Redemption of Preferred
    Stock                                                               (53)
 Treasury Stock Acquired
 Employee Stock Options                       53           --          (252)
 Employee Benefit Plans                    1,961           --           (17)
 Dividend Reinvestment and Stock
    Purchase Plans                            --                       (174)
                                     -----------      -------      ---------

 BALANCE, DECEMBER 31, 1991              127,863           --        56,753
 Net Income                                                          36,342
 Cash Dividends -
    Common, $0.51 Per Share                                         (12,417)
    Preferred                                                        (2,976)
 Treasury Stock Acquired
 Employee Stock Options                      423           --            --
 Employee Benefit Plans                       87           --           (51)
 Dividend Reinvestment and Stock
    Purchase Plans                           916           --          (108)
 Sale of Common Stock                     53,098           --            --
 Conversion of AOG 9% Cumulative
    Convertible Preferred Stock            4,015           --            --
 Other Issuances                             173           --            --
 Buyback of 200,000 AOG Warrants              --           --        (1,615)
                                     -----------      -------      ---------

 BALANCE, DECEMBER 31, 1992              186,575           --        75,928
 Net Income                                                          30,869
 Cash Dividends -
    Common, $0.51 Per Share                                         (13,757)
    Preferred                                                          (853)
 Common Stock Split                      (43,233)          --            --
 Employee Stock Options                      949           --            --
 Employee Benefit Plans                      560           --            --
 Dividend Reinvestment and Stock
    Purchase Plans                         4,135           --            --
 Conversion of AOG 9% Cumulative
    Convertible Preferred Stock           13,601           --            --
 Issuance of Common Shares
    as Executive Compensation              1,867      (1,420)            --
 Amortization of Deferred                     --         263             --
    Compensation
 Other, Net                                  (27)         --             --
                                     -----------     -------      ---------

 BALANCE, DECEMBER 31, 1993          $   164,427     $(1,157)     $  92,187
                                     ===========     =======      =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
K N ENERGY, INC. AND SUBSIDIARIES


                                                                                     YEARS ENDED DECEMBER 31
                                                                                     -----------------------
                                                                       1993                    1992                1991
                                                                       ----                    ----                ----
                                                                                     (DOLLARS IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from Continuing Operations                                   $ 30,869                $ 36,342            $ 37,074
 Adjustments to Reconcile Income from Continuing Operations to
    Net Cash from Operating Activities:
    Depreciation, Depletion and Amortization                           44,644                  39,353              32,476
    Minority Interests                                                   (292)                  1,559                 311
    Equity in Loss of Investees                                            --                     966               1,697
    Write down of Investment in WellTech, Inc.                          4,513                      --                  --
    Provision for Losses on Accounts Receivable                         1,197                     251                 710
    Gain on Sale of Facilities                                           (902)                    (63)                (13)
    Resolution of Contractual Obligations Under Basket Agreement       (1,020)                 (7,780)             (1,122)
    Executive Stock Compensation                                        1,174                      --                  --
    Deferred Income Taxes                                               9,748                  11,258              (4,548)
    Deferred Purchased Gas Costs                                      (11,925)                     --              11,575
    Other Funds Used During Construction                                 (516)                   (203)               (337)
 Changes in Other Working Capital Items                               (23,860)                (23,852)             13,151
 Changes in Deferred Revenues                                           4,960                      --                  --
 Changes in Other Assets and Liabilities                                9,353                  (6,810)              6,645
                                                                     --------                --------            --------
 Net Cash Flows from Continuing Operations                             67,943                  51,021              97,619
 Net Cash Flows from Discontinued Operations                               --                      --             (11,157)
                                                                     --------                --------            --------

 NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                                                 67,943                  51,021              86,462
                                                                     --------                --------            --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital Expenditures - Continuing Operations                        (102,671)                (74,787)            (69,080)
                      - Discontinued Operations                            --                      --              (1,983)
 Acquisitions (Net of Cash Acquired of $1,535,000 in 1992)            (45,630)                (21,468)                 --
 Other Funds Used During Construction                                     516                     203                 337
 Investments                                                             (150)                 (3,796)             (3,675)
 Proceeds from Sale of Facilities                                       7,206                   1,107                 368
 (Payments) Collections under Basket Agreement                          1,760                     908              (8,499)
 Proceeds from Sale of Discontinued Operations                             --                      --               7,224
                                                                     --------                --------            --------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES                         (138,969)                (97,833)            (75,308)
                                                                     --------                --------            --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-Term Debt (Net)                                                 45,000                   2,000              (6,000)
 Long-Term Debt - Issued                                              113,347                 151,000              57,000
                - Retired                                             (81,401)               (154,755)            (23,933)
 Preferred Stock Redemption                                            (2,143)                 (2,143)            (14,696)
 Common Stock Issued                                                    7,020                  64,927               2,161
 Payment for Buyback of Common Stock Warrants                              --                  (1,615)                 --
 Treasury Stock - Issued                                                   --                   3,033               5,426
                - Acquired                                                 --                  (1,306)             (5,794)
 Cash Dividends - Common                                              (13,757)                (12,417)            (11,359)
                - Preferred                                            (1,217)                 (3,088)             (5,996)
 Minority Interests - Contributions                                     2,306                   1,299                 911
                    - Distributions                                    (3,733)                 (1,125)             (1,455)
 Premium on Debt Reacquisition and Issue Costs                         (3,597)                 (2,557)               (481)
                                                                     --------                --------            --------
 NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                                         61,825                  43,253              (4,216)
                                                                     --------                --------            --------
 Net Increase (Decrease) in Cash and Cash Equivalents                  (9,201)                 (3,559)              6,938
 Cash and Cash Equivalents at Beginning of Year                        23,554                  27,113              20,175
                                                                     --------                --------            --------
 Cash and Cash Equivalents at End of Year                            $ 14,353                $ 23,554            $ 27,113
                                                                     ========                ========            ========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Principles of Consolidation

         The consolidated financial statements include the accounts of K N Energy, Inc. ("K N") and American Oil and Gas Corporation ("AOG"), and their majority-owned subsidiaries (the "Company"). AOG was merged into K N effective July 13, 1994 (See Note 2).

         Investments in jointly-owned gas pipeline systems representing 20 percent to 50 percent ownership of such systems are accounted for under the equity method. All material intercompany items and transactions have been eliminated.

(B)      Accounting for Regulatory Activities

         The Company's regulated public utilities are accounted for in accordance with Statement of Financial Accounting Standards No. 71, which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effect of regulation.

(C)      Income Taxes

         The Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of January 1, 1992. SFAS 109 requires recognition of deferred income tax assets and liabilities based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit that is not expected to be realized. The adoption of SFAS 109 had an insignificant effect on the Company's financial position and results of operations.

(D)      Earnings Per Share

         Primary earnings per share are computed based on the monthly weighted average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options and warrants), using the treasury stock method.

         On August 10, 1993, K N's Board of Directors declared a three-for-two common stock split. The weighted average and per share amounts in the accompanying financial statements have been restated to reflect the stock split and the tax-free exchange of 0.47 of a share of K N common stock for each outstanding share of AOG common stock (See Note 2). The weighted average number of common shares outstanding was 27,424,000 in 1993, 24,828,000 in 1992 and 22,320,000 in 1991.

(E)      Prepaid Gas

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

(F)     Property, Plant and Equipment

         Property, plant and equipment is stated at cost, which for constructed utility plant includes indirect costs such as payroll taxes, fringe benefits, administrative and general costs and an allowance for funds used during construction. Expenditures which increase capacities or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

         The cost of depreciable utility property, plant and equipment retired, plus the cost of removal less salvage, is deducted from accumulated depreciation with no effect on current period earnings. Gains or losses are recognized upon retirement of nonutility property, plant and equipment.

(G)      Exploration and Development Costs

         K N's gas and oil subsidiaries follow the "successful efforts" method of accounting. Under this method, acquisition costs, successful exploration costs and development costs are capitalized and unsuccessful exploration costs, lease rentals and evaluation costs are expensed.

(H)      Depreciation, Depletion and Amortization

         Depreciation is computed based on the straight-line method over the estimated useful life for most gas service property, plant and equipment. The unit-of-production method is used for computing depreciation, depletion and amortization for gas and oil properties.

(I)      Gas in Underground Storage

         K N's regulated interstate retail distribution business and Northern Gas Company account for gas in underground storage using the last-in first-out ("LIFO") method. K N Gas Supply Services, Inc., a nonjurisdictional subsidiary, values gas in underground storage at average cost. Rocky Mountain Natural Gas Company and AOG use the first-in first-out ("FIFO") method.

         The Company also maintains gas in its underground storage facilities on behalf of certain third parties. The Company receives a fee for its storage services but does not reflect the value of third party gas in the accompanying financial statements.

(J)      Deferred Revenues

         In January 1994, contract demand receivables with a face amount of $41 million were sold to a financial institution. No gain or loss was recorded on the sale. The Company is deferring revenues from certain gas sales agreements associated with these receivables pending final disposition of related gas purchase contracts.

(K)      Natural Gas Financial Instruments

         Natural gas financial instruments, primarily futures contracts, options and swaps, are primarily entered into as a hedge against price risk associated with fluctuating natural gas prices. Gains and losses on hedging positions are deferred and included in income as part of the hedged transactions. Gains and losses on non-hedging positions are included in other income (expense) as incurred.

(L)      Reclassification of Prior Year Amounts

         Certain prior year amounts have been reclassified to conform with the 1993 presentation.

(M)      Cash Flow Information

         The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Changes in Other Working Capital Items Summary, Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Activities are as follows:

                                                                1993               1992              1991
                                                                ----               ----              ----
                                                                       (Dollars in Thousands)
CHANGES IN OTHER WORKING CAPITAL
 ITEMS SUMMARY (NET OF ACQUISITION EFFECTS):
  Accounts Receivable                                        $ (35,314)         $ (30,870)         $ 27,858
  Material and Supplies                                         (1,042)             1,365            (2,743)
  Gas in Underground Storage                                    (4,292)            (1,359)           (2,889)
  Accounts Payable, Accrued Taxes and
     Other Current Liabilities                                  23,887             11,308             2,474
  Exchange Gas, Net                                               (833)             1,206            (7,690)
  Other Current Assets                                          (6,266)            (5,502)           (3,859)
                                                             ---------          ---------          --------
                                                             $ (23,860)         $ (23,852)         $ 13,151
                                                             =========          =========          ========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash Paid During the Year for:
   Interest (Net of Amount Capitalized)                      $  30,383          $  25,422          $ 21,637
                                                             =========          =========          ========
   Income Taxes                                              $   7,386          $   7,670          $ 15,066
                                                             =========          =========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

(A) On December 31, 1992, AOG acquired a partner's 25 percent interest in Red River Pipeline partnership ("Red River") by assuming that partner's share of Red River's liabilities. In January 1993, AOG acquired an additional 25 percent interest in Red River for cash and the assumption of liabilities. In April 1992, AOG acquired the assets of The Maple Gas Corporation ("Maple") for $5.5 million cash, a $5.5 million note payable and the assumption of certain of Maple's liabilities. In 1992, K N purchased all of the capital stock of two corporations, each of which owned gas distribution systems, for $5.2 million. The liabilities assumed in conjunction with these acquisitions for the years ended December 31, 1993 and 1992, are as follows:

                                                                          1993                       1992
                                                                          ----                       ----
                                                                               (Dollars in Thousands)
Fair value of assets acquired                                          $     9,194               $    104,442
Cash paid for assets and capital stock,
   including direct acquisition costs                                       (2,093)                   (17,700)
                                                                       -----------               ------------
Liabilities assumed                                                    $     7,101               $     86,742
                                                                       ===========               ============

(B) In connection with the exchange and lease of gathering and processing facilities described in Note 4(D), K N exchanged its interest in the Tyrone Gas Gathering system as a portion of the consideration.

2.       MERGER

         On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, among K N, KNE Acquisition Corporation and AOG, KNE Acquisition Corporation was merged with and into AOG. KNE Acquisition Corporation had been formed by K N in February 1994, as its wholly-owned subsidiary, for the purpose of participating in the merger. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N and the right to receive in cash the value of any fractional share of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares. On July 13, 1994, the stockholders of K N approved the issuance of stock in connection with the merger, as well as certain other matters, and the shareholders of AOG approved the merger.

         The merger was accounted for as a pooling of interests, and accordingly the historical consolidated financial statements for periods prior to consummation of the merger have been restated as though the companies had been combined for all periods reported herein.

         The following table provides a reconciliation of revenues and earnings previously reported by KNE to the combined amounts currently presented for the years 1993, 1992 and 1991 (in thousands):

                                                                 YEARS ENDED DECEMBER 31
                                                                 -----------------------
                                     1993                                 1992                                   1991
                                     ----                                 ----                                   ----
                          K N         AOG        TOTAL           K N       AOG        TOTAL          K N          AOG        TOTAL
                          ---         ---        -----           ---       ---        -----          ---          ---        -----
 Operating Revenues  $  489,863  $  542,684   $ 1,032,547    $ 388,703   $435,578   $ 824,281     $ 395,339    $ 383,847   $ 779,186
                     ==========  ==========   ===========    =========   ========   =========     =========    =========   =========
 Net Income          $   24,275  $    6,594   $    30,869    $  19,593   $ 16,749   $  36,342     $   4,350    $  15,474   $  19,824
                     ==========  ==========   ===========    =========   ========   =========     =========    =========   =========

3.       REGULATORY MATTERS

(A)      Restructuring and Reorganization

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

         K N requested FERC approval, as a result of Order 636, to transfer all of its interstate transmission and storage facilities to K N Interstate Gas Transmission Co. ("KNI"), a wholly-owned jurisdictional subsidiary of K N, and substantially all of its gathering and processing facilities to K N Gas Gathering, Inc. ("KNGG"), a nonjurisdictional wholly-owned subsidiary of K N. In its May 5, 1993 order, FERC approved the transfer of K N's interstate gas transmission and storage facilities to KNI effective October 1, 1993. On November 1, 1993, FERC authorized the transfer of gathering and processing facilities from KNI to KNGG. The transfer was effective January 1, 1994, and included approximately $70 million of gross property, plant and equipment. AOG's assets and facilities were not a part of this reorganization.

         Order 636 required pipelines to unbundle sales and transportation services. KNI has complied with FERC's directive to mitigate its GSR costs caused by this restructuring. KNI's GSR process allows for the assignment of its above-market contracts. Under KNI's tariff, every shipper has a right to take assignment of these above-market contracts. Shippers may either take assignment of these above-market contracts or enter into a negotiated exit fee. This eliminated the need to make any GSR cost recovery filing with FERC.

(B)      Rate Matters

         On December 30, 1993, KNI made a rate filing with FERC requesting a $12.0 million annual increase in revenues. The new rates became effective July 1, 1994, subject to refund.

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

         In February 1993, K N filed general rate applications in all 177 retail Nebraska communities it serves, requesting an increase in aggregate annual revenues of $2.2 million. Pursuant to Nebraska statute, the new rates became effective May 2, 1993, subject to refund. An agreement was reached in August 1993, between the Company and representatives of the ten rate areas in Nebraska. Under the terms of the agreement, K N received a $1.4 million annual rate increase. Revenues collected above the settlement rates were refunded to the customers in December 1993.

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

         In March 1994, Rocky Mountain Natural Gas Division of K N Energy, Inc. ("RMNGD") filed an application for a "make whole" rate increase of $2.5 million on an annual basis with the CPUC. Settlement was reached with all parties on all issues. RMNGD received a $2.0 million annual rate increase under terms of the settlement; $1.5 million effective April 2, 1994, and the remainder effective September 1, 1994.


4.       ACQUISITIONS

(A)      Natural Gas Processing Business

         Effective April 1, 1992, AOG acquired substantially all of the assets and assumed substantially all of the liabilities of Maple. The assets consisted of ten natural gas processing plants and approximately 1,056 miles of related gas gathering pipelines. The purchase price was approximately $86 million, consisting of $5.5 million cash, a $5.5 million note payable and the assumption of substantially all of Maple's liabilities. The acquisition was accounted for as a purchase.

         The results of operations of the acquired business are included in the consolidated statements of operations of the Company from the date of the acquisition.

(B)      Gathering and Transmission System

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

(C)      Gas and Oil Reserve Acquisition

         On February 1, 1994, the Company's gas and oil development subsidiaries, K N Production Company and GASCO, Inc., acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming for a total purchase price of approximately $30 million. The acquired properties have total net reserves of approximately 50 billion cubic feet equivalent of natural gas. In October 1994, the Company expects to sell a 50 percent undivided interest in substantially all the acquired properties to a party with whom they will jointly develop the properties.

(D)      Exchange and Lease of Gathering and Processing Facilities

         On October 1, 1992, K N exchanged its Tyrone gas gathering system located in the Oklahoma Panhandle for a natural gas processing plant and gathering system located near Douglas, Wyoming. KNGG is operator of the Douglas system, and entered into an operating lease for the facilities with a financial institution.

5.       LITIGATION

         The Company is named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"). The site is known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision"). The EPA's remedy consists of two parts, "Operating Unit One," which addresses the groundwater cleanup and "Operating Unit Two," which addresses cleanup procedures for the soil and free-phase petroleum product.

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

         With regard to this same Superfund site, in 1987 the State of Wyoming filed suit against several parties (including the Company) for injunctive relief, penalties and unquantified damages claimed to have resulted from alleged pollution of groundwater and soils in the Brookhurst Subdivision. On April 1, 1993, the Wyoming District Court dismissed the lawsuit, finding that the Company had diligently remedied the alleged pollution.

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

         The Company currently cannot estimate the extent of the PCB remediation nor costs, though such costs are not expected to exceed the settlement amounts or to have any material adverse impact on the Company's financial position or results of operations. The PCB cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         Certain used pipe reclaimed at the Company's Holdrege, Nebraska pipeyard was wrapped with asphalt-saturated asbestos felt, which was commonly removed in accordance with Company practices. The removed wrap contains friable asbestos fibers above the regulatory standard. The Nebraska Department of Environmental Control ("DEC"), the agency having jurisdiction over this matter, was notified and approved the Company's remediation plan. Remediation is effectively complete, at a total cost not to exceed $600,000. The asbestos cleanup program did not interrupt or diminish the Company's operational ability to gather or transport natural gas.

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

         The Company believes it has meritorious defenses to all lawsuits and legal proceedings in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, the Company believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

6.       INCOME TAXES

         See Note 1(C) regarding the method of accounting for income taxes.

         Components of the income tax provision applicable to Federal and state income taxes are as follows (in thousands):

                                                      1993                  1992                 1991
                                                      ----                  ----                 ----
Taxes Currently Payable:
   Federal                                          $  6,272              $  8,025              $  5,350
   State                                               2,579                   785                 1,185
                                                    --------              --------              --------
   Total                                               8,851                 8,810                 6,535
                                                    --------              --------              --------
Taxes Deferred:
   Federal                                             9,920                 9,616                (4,091)
   State                                                (172)                1,642                  (457)
                                                    --------              --------              --------
   Total                                               9,748                11,258                (4,548)
                                                    --------              --------              --------

Total Tax Provision                                   18,599                20,068                 1,987
Less Tax Effect of:
   Discontinued Coal Mining Operations -
      Loss from Operations                                --                    --                  (351)
      Loss on Sale                                        --                    --               (18,944)
                                                    --------              --------              --------

Total Tax Provision on Income
   from Continuing Operations                       $ 18,599              $ 20,068              $ 21,282
                                                    ========              ========              ========
Effective Tax Rate on Income
   from Continuing Operations                           37.6%                 35.6%                 36.5%
                                                    ========              ========              ========

         The difference between the statutory Federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                 1993        1992        1991
                                                 ----        ----        ----
Federal Income Tax Rate                          35.0%       34.0%       34.0%
Increase (Decrease) as a Result of -
   State Income Tax, Net of Federal Benefit       3.1%        3.0%        3.0%
   Other                                         (0.5%)      (1.4%)      (0.5%)
                                                 ----        ----        ----
Effective Tax Rate                               37.6%       35.6%       36.5%
                                                 ====        ====        ====

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

                                                                   DECEMBER 31
                                                                   -----------
                                                              1993              1992
                                                              ----              ----
Deferred Tax Assets:
   Unbilled Revenue                                       $    2,521        $     1,705
   Vacation Accrual                                            1,482              1,295
   State Taxes                                                 2,724              2,617
   Capitalized Overhead Adjustment                             3,605              4,026
   Operating Reserves                                          1,826              2,723
   Rate Matters (PGA)                                             --              1,479
   Deferred Revenues                                           1,568                 --
   Revenue Subject to Refund                                      --                486
   Net Operating Loss ("NOL") Carryforwards                    1,500              1,354
   Alternative Minimum Tax ("AMT") Credits                     8,029              7,701
   Investment Tax Credit ("ITC") Carryforwards                 1,247              1,247
   Other                                                       3,815              2,773
                                                          ----------        -----------
Total Deferred Tax Assets                                     28,317             27,406
                                                          ----------        -----------
Deferred Tax Liabilities:
   Liberalized Depreciation                                  105,925             92,197
   Rate Matters                                                6,270              4,197
   Prepaid Pension                                             3,526              3,199
   Other                                                       2,427              1,257
                                                          ----------        -----------
Total Deferred Tax Liabilities                               118,148            100,850
                                                          ----------        -----------
Net Deferred Tax Liabilities                              $   89,831        $    73,444
                                                          ==========        ===========
SFAS 109 Deferred Accounts for Rate Regulated Entities:
   Liabilities                                            $    4,379        $     7,305
                                                          ==========        ===========
   Assets                                                 $   (1,455)       $    (2,148)
                                                          ==========        ===========

         As of December 31, 1993, the Company had for tax purposes: (i) estimated NOL carryforwards of $4.2 million, (ii) capital loss carryforwards of $0.5 million and (iii) ITC carryforwards of $1.2 million. The NOL carryforwards will expire in 1998 through 2004 and the ITC carryforwards will expire in 1996 through 2000. The capital loss carryforwards, which are available to reduce future capital gains, expire in 1996. The Company also has AMT credits of approximately $8.0 million available to reduce its regular future tax liability in excess of the AMT otherwise due in any year.

7.       FINANCING

(A)      Notes Payable

         K N has credit agreements with nine banks to either borrow or use as commercial paper support, up to a total of $120.0 million. At December 31, 1993, $10.0 million was outstanding under the credit agreements at an interest rate of 3.27 percent. No amounts were outstanding under the credit agreements at December 31, 1992. Borrowings are made at prime or a rate less than prime negotiated on the borrowing date and for a term of not more than one year. During 1993 all borrowings were made for terms of approximately one month. K N pays the banks a fee of one quarter of one percent per annum of the unused commitment.

         Commercial paper issued by K N represents unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1993 all commercial paper issued was redeemed within 90 days, with interest rates ranging from 3.2 percent to 3.7 percent. At December 31, 1993 and 1992, $37.0 million and $2.0 million of commercial paper, respectively, were outstanding.

(B)    Long-Term Debt

       Long-term debt at December 31, 1993 and 1992 was as follows (in thousands):

                                                  DECEMBER 31
                                                  -----------
                                            1993               1992
                                            ----               ----
Debentures:
   6.5% Series, Due 2013                  $ 50,000           $     --
   7.85%  Series, Due 2022                  29,985             30,000
Sinking Fund Debentures:
   10 3/4% Series, Due 2008                     --             35,000
   9.95% Series, Due 2020                   20,000             20,000
   9 5/8% Series, Due 2021                  45,000             45,000
   8.35% Series, Due 2022                   35,000             35,000
Unamortized Debt Discount                     (604)              (491)
Senior Notes:
   7.27%, Due 1995-2002                     35,000             35,000
   11.846% (AOG), Due 1994-1999             39,018             43,929
Medium-Term Notes:
   9.96% Average Rate, Due 1994-1999        20,500             24,500
$75 million Senior Revolving
   Credit and Term Note Facility
   (AOG), interest at a bank's
   base rate or Eurodollar rates
   plus .875% (4.125% and
   4.375%, respectively, Due 1997           58,000             30,000
$25 million Subordinated Revolving
   Credit Note (AOG) with Cabot
   Corporation, interest at the
   London Interbank Offered Rate
   ("LIBOR") plus .925% and .8%
   at December 31, 1993 and 1992,
   respectively (4.4875% and 5.05%,
   respectively), Due 1994                  13,282             14,197
8.5% Note Payable of Red River,
   75%-owned by AOG, guaranteed
   by partners, Due 1994-1998               16,346                 --
Other (AOG)                                     --              1,212
Current Maturities of Long-Term Debt       (26,337)           (10,123)
                                          --------           --------
Total Long-Term Debt                      $335,190           $303,224
                                          ========           ========

         Maturities of long-term debt for the five years ending December 31, 1998, are as follows (in thousands):

YEAR ENDING
DECEMBER 31                                        AMOUNT
- -----------                                        ------
1994                                               $26,337
1995                                                24,805
1996                                                46,055
1997                                                37,805
1998                                                19,056

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

         Under terms of the senior revolving credit and term note facility, AOG may borrow up to $75 million for general corporate purposes through September 30, 1995. At December 31, 1993, $58 million was outstanding under this facility. A commitment fee of .375% to .5% is payable on the unused portion of the facility. On September 30, 1995, the facility converts to a term loan that is payable in eight equal quarterly installments. Interest on the facility is computed, at the Company's option, at either a bank's base rate or Eurodollar rates plus .875%. These rates can be increased by the banks for changes in AOG's credit rating or debt to capitalization ratio.

         As discussed more fully in Note (12), AOG entered into two interest-rate swap agreements in 1993 covering $35 million of notional principal. These agreements effectively converted $35 million of AOG's fixed-rate debt into variable-rate debt. Differences between the estimated variable-rate amounts paid by AOG and the fixed-rate amounts received from the counterparties are included in interest expense. During 1993, these interest-rate swaps reduced interest expense by approximately $0.2 million, which did not materially impact interest expense or the effective interest rates of the underlying debt obligations.

         At December 31, 1993 and 1992, the carrying amount of the Company's long-term debt was $362.1 million and $313.8 million, respectively, and the estimated fair value was $384.0 million and $329.7 million, respectively. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturation.

8.       PREFERRED STOCK

         Preferred stock at December 31, 1993 and 1992 was as follows (in thousands):

                                                                                    DECEMBER 31
                                                                              -----------------------
                                                                              1993               1992
                                                                              ----               ----
Authorized - K N Class A, 200,000 Shares; K N Class B,
   2,000,000 Shares, All Without Par Value-
   Redeemable Solely at Option of Company -
      K N Class A, $5.00 Cumulative
      Series, 70,000 Shares                                               $     7,000       $      7,000
   AOG 9% Cumulative Convertible Preferred,
      19,310 Shares in 1992                                                        --             19,310
                                                                          -----------       ------------
                                                                          $     7,000       $     26,310
                                                                          ===========       ============
Subject to Mandatory Redemption at $100 Per Share -
   Class A, $8.50 Cumulative Series, 5,000 Shares in
      1993 and 15,000 Shares in 1992                                      $       500       $      1,500
   Class B, $8.30 Cumulative Series, 28,576 Shares
      in 1993 and 40,004 Shares in 1992                                         2,858              4,000
   Current Sinking Fund Requirements                                             (500)            (1,000)
                                                                          -----------       ------------
   Total Preferred Stock Subject to Mandatory Redemption                  $     2,858        $     4,500
                                                                          ===========        ===========

(A)      K N Class A $8.50 Preferred Stock

         The K N Class A $8.50 Preferred Stock is subject to mandatory redemption through a sinking fund (at $100 per share, plus accrued and unpaid dividends) of $500,000 in 1994. At the option of the Company, this stock is redeemable, in whole or in part, at $100.85 per share during 1994. In each of the years 1993 and 1992, the Company redeemed 10,000 shares subject to mandatory redemption. In 1991, the Company redeemed 10,000 shares subject to mandatory redemption and an additional 25,000 shares at $102.13 per share.

(B)      K N Class B $8.30 Preferred Stock

         The K N Class B $8.30 Preferred Stock is subject to mandatory redemption through a sinking fund (at $100 per share, plus accrued and unpaid dividends) of $571,400 annually from 1995 through 1998 and $572,000 in 1999. At the option of the Company, this stock is redeemable, in whole or in part, at $101.74 per share prior to January 2, 1995; such redemption price is reduced annually thereafter until January 2, 1998, when it becomes $100 per share. Also, at the option of the Company, 5,714 shares of this stock may be redeemed in each of the years 1994 through 1998, inclusive, at $100 per share. In each of the years 1993, 1992 and 1991, the Company redeemed 5,714 shares subject to mandatory redemption, and an additional 5,714 shares at $100 per share.

(C)      K N Class A $5.00 Preferred Stock

         The K N Class A $5.00 Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time on 30 days' notice at $105 per share plus accrued dividends. This series has no sinking fund requirements.

(D)      AOG 9% Cumulative Convertible Preferred Stock

         In November 1992, AOG called all outstanding shares of its 9% cumulative convertible preferred stock for redemption. Prior to the redemption date, all holders elected to convert their shares into AOG's common stock. Effective January 20, 1993, AOG issued 2,429,265 AOG common shares (1,141,755 shares of K N common stock) in connection with the conversion. In an earlier transaction, holders converted 5,050 preferred shares into 660,922 AOG common shares (310,633 shares of K N common stock).

(E)      Rights of Preferred Shareholders

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

(F)      Combined Aggregate Redemption Requirements

         The combined aggregate amount of mandatory redemption requirements for all preferred issues for the five years ending December 31, 1998, are as follows (in thousands):

YEAR ENDING
DECEMBER 31               AMOUNT
- -----------               ------
1994                      $ 500
1995-1998                   571


(G)      Fair Value

         At December 31, 1993, both the carrying amount and the estimated fair value of the Company's outstanding preferred stock subject to mandatory redemption were $3.4 million, compared with $5.5 million and $5.6 million, respectively, at December 31, 1992. The fair value of the Company's preferred stock is estimated based on an evaluation made by an independent security analyst.

9.       EMPLOYEE BENEFITS

(A)      Retirement Plans

         The Company has defined benefit pension plans covering substantially all full-time K N employees. The Merger Agreement provides that, beginning January 1, 1995, K N will provide to employees who were employed by AOG at the effective time of the merger, benefit plans, policies and programs that are no less favorable than those provided to K N's similarly situated employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment. These plans are tax qualified subject to the minimum funding requirements of ERISA. The Company's funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income and equity funds.

         Net pension cost for 1993, 1992 and 1991 included the following components (in thousands):

                                                          1993           1992         1991
                                                          ----           ----         ----
Service Cost - Benefits Earned During the Period      $      2,579   $     2,712  $      2,467
Interest Cost on Projected Benefit Obligation                5,698         5,153         4,888
Actual Return on Assets                                    (14,976)       (5,486)      (15,550)
Net Amortization and Deferral                                6,714        (2,598)        8,610
                                                     -------------   -----------  ------------
Net Periodic Pension Cost                            $          15   $      (219) $        415
                                                     =============   ===========  ============

         The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements at December 31, 1993 and 1992 (in thousands):

                                                                    DECEMBER 31
                                                                    -----------
                                                              1993              1992
                                                              ----              ----
Actuarial Present Value of Benefit Obligations:
   Vested Benefit Obligation                               $  (71,914)       $  (65,367)
                                                           ==========        ==========
   Accumulated Benefit Obligation                          $  (73,005)       $  (66,792)
                                                           ==========        ==========
   Projected Benefit Obligation                            $  (81,554)       $  (74,765)
Plan Assets at Fair Value                                     101,457            89,739
                                                           -----------       -----------
Plan Assets in Excess of Projected Benefit Obligation          19,903            14,974
 Unrecognized Net Gain                                         (9,504)           (5,235)
Prior Service Cost Not Yet Recognized in Net Periodic
   Pension Costs                                                  236               256
Unrecognized Net Asset at January 1                            (1,675)           (1,817)
                                                           -----------       -----------

Prepaid Pension Cost                                       $    8,960        $    8,178
                                                           ==========        ==========

         The rate of increase in future compensation and the expected long-term rate of return on assets were 4.5 percent and 8.5 percent, respectively, for 1993, and 5.0 percent and 9.25 percent, respectively, for 1992 and 1991. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent for all three periods.

         The Company also contributes the lesser of ten percent of K N's net income or ten percent of normal K N employee compensation to the Employees Retirement Fund Trust Profit Sharing Plan (a defined contribution plan). Contributions by the Company were $2,588,000, $2,090,000 and $464,000 for 1993, 1992 and 1991, respectively.

(B)      Other Postretirement Employee Benefits

         The Company has a defined benefit postretirement plan providing medical care benefits upon retirement for all eligible K N employees with at least five years of credited service as of January 1, 1993, and their eligible dependents. Retired K N employees are required to contribute monthly amounts which depend upon the retired employee's age, years of service upon retirement and date of retirement.

         This plan also provides life insurance benefits upon retirement for all K N employees with at least ten years of credited service who are age 55 or older when they retire. The Company pays for a portion of the life insurance benefit; K N employees may at their option increase the benefit by making contributions from age 55 until age 65 or retirement, whichever is earlier. In 1993, the Company began funding the future expected postretirement benefit costs under the plan by making payments to Voluntary Employee Benefit Association trusts. The Company's funding policy is to contribute amounts within the deductible limits imposed on Internal Revenue Code Sec. 501(c)(9) trusts. Plan assets consist primarily of pooled fixed income funds.

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

         Net postretirement benefit cost for the defined benefit plan in 1993 included the following components (in thousands):


                                                          1993
                                                          ----
Service Cost - Benefits Earned During
   the Period                                           $   379
Interest Cost on APBO                                     1,349
Actual Return on Assets                                     (14)
Net Amortization and Deferral                               953
                                                        -------
Net Periodic Postretirement Benefit Cost                $ 2,667
                                                        =======

         Prior to 1993, the cost of providing medical care benefits to retired K N employees was recognized as expense as claims were paid, and the cost of life insurance benefits for retirees was not accrued. Instead, life insurance claims were paid from a trust fund resulting from termination of third party coverage. The Company's net cost of medical care claims for retirees was approximately $1.2 million and $1.1 million in 1992 and 1991, respectively. In 1993, the incremental effect on postretirement cost as a result of adopting SFAS 106 was a $1.3 million increase.

         The following table sets forth the plan's funded status and the amounts recognized in the Company's financial statements at December 31, 1993 (in thousands):

                                                                                           DECEMBER 31
                                                                                              1993
                                                                                           -----------
Accumulated Postretirement Benefit Obligation:
   Retirees                                                                                  $ (13,920)
   Active Plan Participants                                                                     (5,197)
                                                                                             ---------
   Total APBO                                                                                  (19,117)
Plan Assets at Fair Value                                                                          924
                                                                                             ---------
Accumulated Postretirement Benefit Obligation in
   Excess of Plan Assets                                                                       (18,193)
Unrecognized Net Gain                                                                               (6)
Prior Service Cost Not Yet Recognized in Net
   Periodic Postretirement Benefit Cost                                                             --
Unrecognized Transition Obligation                                                              17,847
                                                                                             ---------
Accrued Postretirement Benefit Cost                                                          $    (352)
                                                                                             =========

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

         K N's interstate retail distribution business, in connection with rate filings described in Note 3(B) for Kansas, Nebraska and Wyoming, has received regulatory approval to include in the cost-of-service component of its rates the cost of postretirement benefits as measured by application of SFAS 106. In addition, KNI has requested similar regulatory treatment from FERC in connection with its rate filing, also described in Note 3(B). At December 31, 1993, no SFAS 106 costs were deferred as regulatory assets.

(C)      Other Postemployment Benefits

         In November 1992, FASB issued SFAS 112, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company adopted SFAS 112 on January 1, 1994. Implementation of SFAS 112 will have no material effect on the Company's financial position or results of operations.

10.      COMMON STOCK OPTION AND PURCHASE PLANS

         K N has incentive stock option plans for key employees and nonqualified stock option plans for its nonemployee directors. AOG maintains a Stock Incentive Plan ("AOG's Stock Plan") for its key employees and its directors. Under the plans, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Outstanding stock options granted under AOG's Stock Plan have been converted to stock options for K N common stock using the exchange ratio of 0.47.

         Pursuant to amendments to the K N plans' provisions, options granted after 1989 vest over three to five years and expire ten years after date of grant. Under earlier grants, all options vested immediately or within three years and are exercisable for ten years from date of grant.

         The stock options granted under AOG's Stock Plan generally become exercisable at a rate of 33 percent per year on a cumulative basis beginning one year from the date of grant and lapse ten years from the date of grant. Stock appreciation rights and restricted stock may be issued pursuant to AOG's Stock Plan. As of December 31, 1993, no stock appreciation rights had been issued.

         During 1993, AOG issued to its chief executive officer 50,000 shares of restricted AOG common stock (23,500 shares of K N common stock) which vest 50 percent per year. AOG also sold 150,000 shares of AOG common stock

(70,500 shares of K N common stock) to its president and chief operating officer for $0.04 per share of AOG common stock ($0.0851 per share of K N common stock). One-half of these shares was fully vested and nonforfeitable upon issuance, and the remainder became fully vested upon consummation of the merger described in Note 2. The market value of the AOG shares issued was approximately $2.3 million based on the average market price per share of AOG common stock on the date of issuance. The market value of the restricted shares was reflected as deferred compensation and is being amortized over the vesting period. Compensation expense for 1993 included approximately $1.2 million related to these issuances.

         At December 31, 1993, 107 employees, officers and directors of K N and AOG held options under the plans. The changes in stock options outstanding during 1993, 1992 and 1991 are as follows, restated to reflect the three-for-two common stock split described in Note 1(D) and the merger described in Note 2:

                                                        NUMBER OF                  OPTION PRICE
                                                         SHARES                     PER SHARE
Outstanding at December 31, 1990                         893,875               $  5.28-$17.29
Granted                                                   99,590               $ 15.08-$16.04
Exercised                                                (64,505)              $ 10.29-$14.75
Expired                                                  (53,811)              $  6.08-$16.76
                                                        --------

Outstanding at December 31, 1991                         875,149               $  5.28-$17.29
Granted                                                   39,592               $ 16.46-$28.99
Exercised                                                (99,840)              $  5.28-$16.76
                                                        --------

Outstanding at December 31, 1992                         814,901               $  5.28-$28.99
Granted                                                  311,000               $ 21.68-$28.00
Exercised                                               (135,522)              $  5.28-$16.79
Expired                                                   (6,751)              $  6.72-$23.04
                                                        --------

OUTSTANDING AT DECEMBER 31, 1993                         983,628               $  8.96-$28.99
 (682,131 SHARES EXERCISABLE)                           ========

         Unexercised options outstanding at December 31, 1993, expire at various dates between 1994 and 2003.

         Effective April 1, 1990, and for each succeeding year, K N established an Employee Stock Purchase Plan under which eligible employees may purchase K N's common stock through voluntary payroll deductions at a 15 percent discount from the market value of the common stock, as defined in the plan.

         Under K N's Stock Option, Dividend Reinvestment, Employee Stock Purchase and Employee Benefit Plans, and AOG's Stock Plan, 3,918,966 shares were reserved for issuance at December 31, 1993.

11.      COMMON STOCK WARRANTS

         At December 31, 1993, warrants to purchase 1,206,514 shares of the Company's common stock were outstanding. Warrants to purchase 19,082 shares are exercisable at $7.51 per warrant and expire on March 9, 1997. Warrants to purchase 1,187,432 shares are exercisable at $17.55 per warrant and expire on September 30, 1999.

12.      COMMITMENTS AND CONTINGENT LIABILITIES

(A)      Leases

         In 1993, K N Front Range Gathering Company began to lease gas gathering equipment and facilities under a ten-year operating lease. In 1992, KNGG began to lease gas gathering facilities and processing equipment under a seven-year operating lease. These operating leases contain purchase options at the end of their lease terms. The Company also leases certain office space, properties and equipment under operating leases.

         Payments made under operating leases were $8.3 million in 1993, $5.1 million in 1992 and $4.1 million in 1991.

         Future minimum commitments under major operating leases are as follows (in thousands):

YEAR ENDING
DECEMBER 31                                                                            AMOUNT
- -----------                                                                            ------
1994                                                                               $      7,492
1995                                                                                      6,852
1996                                                                                      6,015
1997                                                                                      4,909
1998                                                                                      3,844
Thereafter                                                                               34,202
                                                                                   ------------
Total Commitments                                                                  $     63,314
                                                                                   ============

(B)      Basket Agreement

         Under terms of an agreement (the "Basket Agreement") entered into with Cabot Corporation ("Cabot"), the Company's largest stockholder, as part of AOG's acquisition of Cabot's natural gas pipeline business, AOG and Cabot equally share net payments made in settlement of certain liabilities related to operations of the acquired business prior to the acquisition date. During 1995, the Company expects to settle all significant matters covered by the Basket Agreement. The Company's estimated liability is approximately $6.5 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot. As of December 31, 1993, the Company had made net payments of approximately $13.2 million. The difference between net payments made by the Company and its estimated liability is reflected in current assets and consists of (i) the present value of Cabot's share of net payments and (ii) future recoveries from customers.

(C)      Natural Gas Futures Contracts and Options

         Other income (expense) included net gains of approximately $1.0 million and $0.8 million during 1993 and 1992, respectively, related to natural gas futures contracts and options that were not designated as hedging positions for accounting purposes. As of December 31, 1993, the Company's open non-hedging positions consisted of approximately 300 natural gas option contracts covering notional volumes of approximately three Bcf, all of which expired in early 1994 with minimal impact on operating results. As of December 31, 1993, the unrealized gains/losses on these contracts were not material.

(D)      Interest Rate Swap Agreements

         In February 1993, AOG entered into a three-year interest-rate swap agreement covering $25 million of notional principal whereby it pays LIBOR, which is reset every six months in arrears, in exchange for a fixed rate of
5.07 percent.

         In September 1993, AOG entered into a second three-year interest-rate swap agreement covering $10 million of notional principal whereby it pays LIBOR, which is reset every twelve months in arrears, in exchange for a fixed rate of 5.27 percent.

(E)      Investment in WellTech, Inc.

         During 1993 WellTech, Inc. ("WellTech") completed a recapitalization which diluted the Company's ownership interest from approximately 17 percent to
1.5 percent. In connection with the recapitalization, AOG wrote down its investment in WellTech by approximately $4.5 million.

(F)      Capital Expenditure Budget

         The consolidated capital expenditure budget for 1994 is approximately $78 million, excluding acquisitions.

13.      MAJOR CUSTOMER

         Energas Company and affiliates comprised 12 percent of consolidated revenues in both 1993 and 1992, and 14 percent of consolidated revenues in 1991.

14.      DISCONTINUED OPERATIONS

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

         The results of operations of the coal mining subsidiaries have been accounted for as discontinued operations in the financial statements. Following is a summary of revenues, loss from operations and loss on sale of this discontinued business (in thousands):

                                                                                              1991
                                                                                              ----
Revenues                                                                                      $        5,956
                                                                                              ==============
Loss from Operations, Net of Income Tax Benefit of $351,000                                   $         (614)
Loss on Sale, Net of Income Tax Benefit of $18,944,000                                               (16,636)
                                                                                              --------------
Total Loss from Discontinued Operations                                                       $      (17,250)
                                                                                              ==============

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY OPERATING RESULTS FOR 1993 AND 1992

(Dollars in Thousands Except Per Share Amounts)


                                                                                 1993
                                               First               Second                 Third               Fourth
                                               -----               ------                 -----               ------
Operating Revenues                          $ 286,541            $ 216,687              $ 234,952           $ 294,367
Operating Income                               33,981                7,484                 11,361              27,378
Net Income                                     16,665                1,020                  2,731              10,453

Earnings Per Common Share (1)               $    0.62            $    0.04              $    0.10           $    0.38
                                            =========            =========              =========           =========


                                                                                 1992
                                              First                Second                 Third               Fourth
                                              -----                ------                 -----               ------
Operating Revenues                          $ 217,607            $ 160,849              $ 179,945           $ 265,880
Operating Income                               31,184               11,199                 14,494              26,880
Net Income                                     15,409                2,936                  5,803              12,194

Earnings Per Common Share (1)               $    0.68            $    0.12              $    0.22           $    0.47
                                            =========            =========              =========           =========

(1)  Restated to reflect a three-for-two common stock split in 1993.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no such matters during 1993.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification of Directors

         For information regarding the Directors, see pages 2-3 of the 1994 Proxy Statement. In addition:

                                  Principal Occupation                                                        Director
Name                              During Past Five Years                                              Age      Since
- ----                              ----------------------                                              ---      -----
Edward H. Austin Jr.              Principal of Austin, Calvert & Flavin, Inc., an                     52       1994
                                     investment counseling firm.  Mr. Austin also serves
                                     as a director of Security Capital Industrial Trust.
                                     Former Director of American Oil and Gas
                                     Corporation.

John G. L. Cabot                  Director, Vice Chairman and Chief Financial Officer                 59       1994
(Advisory Director,                  of Cabot Corporation, Boston, Massachusetts.
non-voting)                          Mr. Cabot also serves as a Director of Cabot Oil
                                     and Gas Corporation, Eaton Vance Corporation
                                     and Hollingsworth and Vose Company.

David M. Carmichael               Vice Chairman of the Company since July 1994.                       55       1994
                                     Chairman of the Board and Chief Executive Officer
                                     of American Oil and Gas Corporation from 1986 to 1994.
                                     Mr. Carmichael served as President of American Oil and
                                     Gas Corporation until October 1993.

Edward Randall, III               Private investor since July 1990; Partner, Duncan                   67       1994
                                     Cook & Co. from 1985 to 1990.  Mr. Randall also
                                     serves as a director of Paine Webber Group, Inc.
                                     and Enron Oil & Gas Company.  Former Director
                                     of American Oil and Gas Corporation.

James C. Taylor                   Owner and Operator of Wytana Livestock Company.                     56       1994
                                     Private Investor.

(B)      Identification of Executive Officers

         See Executive Officers of the Registrant under Part I.

(C)      Identification of Certain Significant Employees

         None.

(D)      Family Relationships

         None.

 (E)     Business Experience

         See Executive Officers of the Registrant under Part I.

(F)      Involvement in Certain Legal Proceedings

         See Executive Officers of the Registrant under Part I.

(G)      Promoters and Control Persons

         None.


ITEM 11:         EXECUTIVE COMPENSATION

         See "Executive Compensation", "Stock Options", "Pension Benefits" and "Director Compensation" on pages 4-5, 8-10, 12 and 13 of the 1994 Proxy Statement.


ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the following pages of the 1994 Proxy Statement:

                 (i) Pages 2-3 relating to common stock owned by directors. In addition:

                 Shares of Common Stock Beneficially Owned at March 24, 1994(1)

                                                                         Number of          Percent of
Name of Beneficial Owner    Positions                                    Shares             Class
- ------------------------    ---------                                    ---------          ----------
Edward H. Austin Jr.        Director                                     147,086(2)              *
John G. L. Cabot            Advisory Director                                0                   *
David M. Carmichael         Director and Vice Chairman of the Board      300,640(3)             1.1%
Edward Randall III          Director                                     263,555(4)              *
James C. Taylor             Director                                      90,330(5)              *

______________________________________________

                 (1) Except as otherwise indicated, each Director or Executive Officer has sole voting and investment power with respect to the shares owned. Percentages are rounded to the nearest one-tenth of one percent. An asterisk indicates the percentage is less than 1.0%

                 (2) Includes (i) 77,250 shares of Common Stock owned by a family partnership of which Mr. Austin is the sole managing general partner; and (ii) 3,298 shares of Common Stock owned indirectly by Mr. Austin through his mother. Mr. Austin is a principal of Austin, Calvert & Flavin, Inc. and disclaims beneficial ownership of all shares in which Austin, Calvert & Flavin, Inc. has shared voting and investment power.

                 (3) Includes 136,300 shares of Common Stock that Mr. Carmichael has the right to acquire within 60 days of March 24, 1994 pursuant to the exercise of stock options and 23,500 shares of restricted stock awarded to Mr. Carmichael under the Company's Stock Incentive Plan with respect to which he has sole voting power. Restrictions will be removed from 11,750 shares of restricted stock on September 15, 1994 and from the remainder on September 15, 1995, assuming Mr. Carmichael remains an officer or director of the Company until such dates.

                 (4) Includes a total of 195,952 shares of Common Stock held by family trusts in which Mr. Randall, as trustee, exercises sole voting and investment power, Mr. Randall disclaims beneficial ownership of the shares held by the family trusts.

                 (5) Includes (i) 12,350 shares of Common Stock held indirectly by trust in which Mr. Taylor acts solely as advisor, does not act as trustee and has no voting power; and (ii) 4,700 shares of Common Stock held by a limited partnership in which Mr. Taylor is a general partner.

                 (ii)     page 11, "Executive Stock Ownership"; and

                 (iii)    pages 18-19, "Principal Shareholders".  In addition:

          Shares of Common Stock Beneficially Owned at March 24, 1994

Name and Address of                            Number of               Percent of
Beneficial Owner                                Shares                    Class
- ----------------                                ------                    -----
Cabot Corporation                               4,840,187(1)              17.5%(2)
   75 State Street
   Boston, Massachusetts  02109-1806

The Prudential Insurance                        2,186,265(3),(4)           7.9%(5)
   Company of America ("Prudential")
   751 Broad Street
   Newark, New Jersey  07102-3777

______________________________________________

                 (1) Comprised of (i) 4,197,954 shares of Common Stock owned of record by Cabot, which represents approximately 15.2% of the outstanding shares of Common Stock of the Company; and (ii) 642,232 shares of Common Stock issuable upon the exercise of warrants held by Cabot.

                 (2) Assumes (i) exercise of all warrants to acquire additional shares of Common Stock held by Cabot; and (ii) no exercise of warrants to acquire additional shares of Common Stock held by any other person.

                 (3) Comprised of (i) 1,641,065 shares of Common Stock owned by Prudential, which represents approximately 5.9% of the outstanding shares of Common Stock of the Company; and (ii) 545,200 shares of Common Stock issuable upon the exercise of warrants held by Prudential.

                 (4) The owner listed above states that it has shared investment and voting power over all of the shares, and that the shares were acquired solely for investment purposes.

                 (5) Assumes (i) exercise of all warrants to acquire additional shares of Common Stock held by Prudential; and (ii) no exercise of warrants to acquire additional shares of Common Stock held by any other person.

______________________________________________


ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Management and Others

         See "Relationship Between Certain Directors and the Company" on page 4 of the 1994 Proxy Statement.

(B)      Certain Business Relationships

         See "Relationship Between Certain Directors and the Company" on page 4 of the 1994 Proxy Statement.

         John G. L. Cabot, an advisory, non-voting director of the Company is Director, Vice Chairman and Chief Financial Officer of Cabot. Cabot, which is the beneficial owner of more than 10 percent of the Company's Common Stock, has certain agreements, and participated in certain transactions in 1993, with the Company as described below:

         In connection with the November 1989 acquisition (the "Acquisition") by the Company and its wholly owned pipeline subsidiary, American Pipeline Company, of the natural gas pipeline business of Cabot, the Company and Cabot entered into a sharing arrangement under a Basket Agreement (the "Basket Agreement") regarding certain contingent liabilities and certain gas contract take-or-pay liabilities of the companies acquired from Cabot for periods prior to November 13, 1989 (the closing date of the Acquisition) and certain other potential gas contract claims ("Basket Liabilities"). The sharing arrangement provides that Basket Liabilities are to be offset by the recovery of certain settlements or related costs or the liquidation of certain assets ("Basket Assets") of the companies acquired from Cabot. The Company's aggregate maximum exposure under the Basket Agreement is $20 million.

         The final resolution and apportionment of Basket Assets and Basket Liabilities is expected to be settled between Cabot and the Company in 1995, unless extended. In connection with the Acquisition, Cabot also provided the Company with a $25 million revolving credit facility, primarily to fund payment of Basket Liabilities. As of December 31, 1993, the Company had outstanding borrowings under this facility of approximately $13.3 million and $14.3 million, respectively. See Note 12(B) of Notes to Consolidated Financial Statements.

(C)      Indebtedness of Management

         None.

(D)      Transactions with Promoters

         Not applicable.

                                    PART IV

ITEM 14:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

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

                   1992 Stock Option Plan for Nonemployee Directors of the Company with Form of Grant Certificate (Exhibit
                   4.1, File No. 33-46999)*

                   K N Energy, Inc. 1993 Executive Incentive Plan (Exhibit 10(k) to the Annual Report on Form 10-K for the
                   Year Ended December 31, 1992)*

                   K N Energy, Inc. 1994 Executive Incentive Plan (Exhibit 10(k) to the Annual Report on Form 10-K for the
                   Year Ended December 31, 1993)*

                   1994 K N Energy, Inc. Long-Term Incentive Plan (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
                   on Schedule 14-A)*

         (b)     Reports on Form 8-K

                 On February 3, 1994, the Company filed a Form 8-K which disclosed that on February 1, 1994, K N's gas reserves development subsidiaries, K N Production Company and GASCO, Inc., acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming from Fuel Resources Development Co., a subsidiary of Public Service Co. of Colorado.*

                 On March 25, 1994, the Company filed a Form 8-K which disclosed that on March 24, 1994, the Company and American Oil and Gas Corporation signed a definitive merger agreement to combine the two companies.*

                 On July 13, 1994, the Company filed an interim report on Form 8-K which contained supplemental financial statements of K N Energy, Inc. and subsidiaries, and Exhibits 23.1, Report of Independent Public Accountants and 23.2, Consent of K N Independent Public Accountants. The supplemental financial statements give retroactive effect to the merger with American Oil and Gas Corporation on July 13, 1994. These financial statements and the Report of Independent Public Accountants were, in accordance with the terms set forth in the Form S-3 Registration Statement (No. 33-53255) of K N Energy, Inc., incorporated by reference into said Registration Statement.*

                 On July 28, 1994, the Company filed an interim report on Form 8-K which disclosed the completion of the merger with AOG on July 13, 1994, and incorporated by reference the supplemental financial statements filed in the Form 8-K dated July 13, 1994, as well as the Agreement of Merger dated as of March 24, 1994, and certain other documents.*

                 On October 7, 1994, the Company filed a Form 8-K which reported the unaudited post-merger combined operations for K N Energy, Inc. and AOG for the one month period ending August 31, 1994.*


  *      Incorporated herein by reference.
 **      Included in SEC and NYSE copies only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     K N ENERGY, INC.
                                     (Registrant)

October 7, 1994                 By   /s/  E. Wayne Lundhagen
                                          E. Wayne Lundhagen
                                          Vice President, Finance and Accounting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Austin, Jr.                   Director                                October 7, 1994
Edward H. Austin, Jr.

/s/ Charles W. Battey                       Chairman and Director                   October 7, 1994

Charles W. Battey

/s/ Stewart A. Bliss                        Director                                October 7, 1994

Stewart A. Bliss

/s/ David W. Burkholder                     Director                                October 7, 1994
David W. Burkholder

/s/ David M. Carmichael                     Vice Chairman and                       October 7, 1994
David M. Carmichael                         Director

/s/ Robert H. Chitwood                      Director                                October 7, 1994
Robert H. Chitwood

/s/ Howard P. Coghlan                       Director                                October 7, 1994
Howard P. Coghlan

/s/ Robert B. Daugherty                     Director                                October 7, 1994
Robert B. Daugherty

/s/ Jordan L. Haines                        Director                                October 7, 1994
Jordan L. Haines

/s/ Larry D. Hall                           President, Chief Executive Officer      October 7, 1994
Larry D. Hall                               and Director (Principal Executive
                                            Officer)

/s/ William J. Hybl                         Director                                October 7, 1994
William J. Hybl
                                            Vice President, Finance                 October 7, 1994
/s/ E. Wayne Lundhagen                      and Accounting (Principal
E. Wayne Lundhagen                          Financial and Accounting Officer)

/s/ Edward Randall, III                     Director                                October 7, 1994
Edward Randall, III

/s/ James C. Taylor                         Director                                October 7, 1994
James C. Taylor

/s/ H. A. True, III                         Director                                October 7, 1994
H. A. True, III

                       K N ENERGY, INC. AND SUBSIDIARIES              SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993

                                              Balance                            Retirements or      Transfers and      Balance
        Decription                      Beginning of Period     Additions        Sales as Cost        Adjustments    End of Period
        ----------                      -------------------     ---------        -------------        -----------    -------------
                                                                         (Dollars in Thousands)
  Year Ended  December 31,  1993:
   Gas Services Plant
    Plant in Service
     Intangibles                           $      557          $     1,401       $         --      $     2,717    $     4,675
     Production                                10,657                1,783               (319)             923         13,044
     Gathering and Processing                 220,834               33,760             (7,641)            (822)       246,131
     Underground  Storage                      38,001                8,428                (29)             138         46,538
     Transmission                             433,838               59,216             (5,154)          19,840        507,740
     Distribution                             149,107               10,315               (755)          11,304        169,971
     General                                   65,532               28,345             (2,647)           1,337         92,567
    Work in Progress                           33,881               12,473               (852)             852         46,354
    Gas Plant Acquired                             --                  477                 --             (477)            --
    Gas Stored Underground-Noncurrent          71,844               11,056                 --          (10,649)        72,251
    Utility Plant Acquisition
     Adjustment                                 9,713                   --                 --              (19)         9,694
                                           ----------           ----------       ------------      -----------    -----------
  Total Gas Services Plant                  1,033,964              167,254            (17,397)          25,144      1,208,965
   Gas and Oil Production                      31,758                4,757               (260)          (1,874)        34,381
                                           ----------           ----------       ------------      -----------    -----------
                                           $1,065,722           $  172,011       $    (17,657)     $    23,270    $ 1,243,346
                                           ==========           ==========       ============      ===========    ===========
  Years Ended December 31, 1992:
   Gas Services Plant
    Plant in Service
     Intangibles                           $      557           $       --       $         --      $        --    $       557
     Production                                10,867                  516                 (7)            (719)        10,657
     Gathering and Processing                 188,328               63,476            (12,204)         (18,766)       220,834
     Underground Storage                       37,461                1,419               (572)            (307)        38,001
     Transmission                             340,808               72,395               (986)          21,621        433,838
     Distribution                             134,927                9,158             (1,067)           6,089        149,107
     General                                   57,405                8,506             (2,836)           2,457         65,532
    Work in Progress                           19,339               14,542                 --               --         33,881
    Gas Plant Acquired                             --                6,617                 --           (6,617)            --
    Gas Stored Underground-Noncurrent          72,260                 (416)                --               --         71,844
    Utility Plant Acquisition Adjustment        9,240                   --                 --              473          9,713
                                           ----------           ----------       ------------      -----------    -----------
  Total Gas Services Plant                    871,192              176,213            (17,672)           4,231      1,033,964
   Gas and Oil Production                      24,296                9,397               (637)          (1,298)        31,758
                                           ----------           ----------       ------------      -----------    -----------
                                           $  895,488           $  185,610       $    (18,309)     $     2,933    $ 1,065,722
                                           ==========           ==========       ============      ===========    ===========
  Year Ended December 31, 1991:
   Gas Services Plant
    Plant in Service
     Intangibles                           $      556           $       --       $         --      $         1    $       557
     Production                                 9,346                  412               (191)           1,300         10,867
     Gathering and Processing                 187,379                3,805             (2,846)             (10)       188,328
     Underground Storage                       31,989                6,128                (92)            (564)        37,461
     Transmission                             312,444               33,834             (1,166)          (4,304)       340,808
     Distribution                             129,137                5,947               (657)             500        134,927
     General                                   46,426               12,923             (1,768)            (176)        57,405
     Work in Progress                          20,219                 (880)                --               --         19,339
     Gas Stored Undergound-Noncurrent          68,557                  670                 --            3,033         72,260
     Utility Plant Acquisition Adjustment       9,240                   --                 --               --          9,240
                                           ----------           ----------       ------------      -----------    -----------
  Total Gas Services Plant                    815,293               62,839             (6,720)            (220)       871,192
   Gas and Oil Production                      17,500                6,912               (226)             110         24,296
                                           ----------           ----------       ------------      -----------    -----------
                                           $  832,793           $   69,751       $     (6,946)     $      (110)   $   895,488
                                           ==========           ==========       ============      ===========    ===========

                       K N ENERGY, INC. AND SUBSIDIARIES             SCHEDULE VI
              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                      THREE YEARS ENDED DECEMBER 31, 1993

                                                             Additions
                                                      ------------------------
                                                                   Charged to                   Salvage
                                           Balance                Clearing and   Retirements     Less
                                          Beginning   Charged to     Other        or Sales      Cost of                 End of
    Description                           of Period    Income      Accounts       at Cost       Removal    Transfers    Period
    -----------                           ---------    ------      --------       -------       -------    ---------    ------
 Year Ended December 31, 1993:
 Gas Services Plant                       $343,540    $41,023       $1,961        $(8,045)       $34,625    $    495    $413,599
 Gas and Oil Production                     11,241      3,574           --           (168)            --        (604)     14,043

  Total Accumulated Depreciation,
  Depletion and Amortization              $354,781    $44,597       $1,961        $(8,213)       $34,625    $   (109)   $427,642
                                          ========    =======       ======        ========       =======    =========   ========



 Year Ended December 31, 1992:
 Gas Services Plant                       $317,814    $35,769       $1,625        $(6,202)       $  (121)   $ (5,345)   $343,540
 Gas and Oil Production                      8,065      3,418           --            501             --        (743)     11,241

  Total Accumulated Depreciation,
  Depletion and Amortization              $325,879    $39,187       $1,625        $(5,701)       $  (121)   $ (6,088)   $354,781
                                          ========    =======       ======        ========       ========   =========   ========


 Year Ended December 31, 1991:
 Gas Services Plant                       $292,544    $30,439       $1,484        $(6,455)       $  (197)   $     (1)   $317,814
 Gas and Oil Production                      6,062      1,657           --            467             --        (121)      8,065

    Total Accumulated Depreciation,
    Depletion and Amortization            $298,606    $32,096       $1,484        $(5,988)       $  (197)   $   (122)   $325,879
                                          ========    =======       ======        ========       ========   =========   ========

                                                                     SCHEDULE IX


                       K N ENERGY, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                      THREE YEARS ENDED DECEMBER 31, 1993

         The Company has credit agreements with nine banks to either borrow or use as commercial paper support, up to a total of $120 million at December 31, 1993. Borrowings are made at prime or a rate less than prime negotiated on the borrowing date and for a term of not more than one year. The Company pays the banks a fee of one-quarter of one percent per annum of the unused commitment.

         Commercial paper issued by the Company represents unsecured short-term notes with maturities up to 270 days from the date of issue. Rates at which commercial paper was issued during the year ranged from 3.2 percent to 3.7 percent.

         Amounts outstanding during the year and at year-end, and related interest rates, were as follows:

                                                                            Maximum               Average
                                                         Weighted            Amount               Amount         Weighted Average
                                      Balance            Average           Outstanding          Outstanding       Interest Rate
Category of Aggregate                 End of             Interest           During the          During the         During the
Short-Term Borrowings                 Period               Rate               Period            Period (A)         Period (B)
- --------------------------            ------               ----               ------            ----------         ----------
                                                                         (Dollars in Thousands)
 Year Ended December 31, 1993:
    Bank Loans                       $ 10,000               3.3%              $ 10,000           $  5,060           3.5%
    Commercial Paper                   37,000               3.5                 59,500              8,829           3.3


 Year Ended December 31, 1992:
    Bank Loans                       $     --                --%              $ 10,000           $  6,329           3.8%
    Commercial Paper                    2,000               3.7                 43,000             10,847           3.6


 Year Ended December 31, 1991:
    Bank Loans                       $     --                --%              $     --           $     --            --%
    Commercial Paper                       --                --                 15,600              1,368           6.8

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

                                                                     SCHEDULE  X

                       K N ENERGY, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED DECEMBER 31, 1993

         The amounts of depreciation and amortization of intangible assets, preoperating costs and similar deferrals, advertising costs and royalties are not considered to be significant. The amount of taxes, other than payroll and income taxes, and maintenance and repairs for 1993, 1992, and 1991 are as follows:

                                                             Charged to Costs and Expenses
                                                             -----------------------------
           Item                             1993                     1992                    1991
           ----                             ----                     ----                    ----
                                                            (Dollars in Thousands)
Taxes, other than payroll and
 income taxes
 Add valorem                              $  9,408                 $  7,639                $ 5,200
 Other                                       2,396                    2,392                  2,871
                                          --------                 --------                --------
                                          $ 11,804                 $ 10,031                $ 8,071
                                          ========                 ========                =======
  Maintenance and repairs                 $ 14,448                 $  9,361                $ 8,759
                                          ========                 ========                =======

                                 EXHIBIT INDEX


                                                                                                   Page Number
                                                                                                   -----------
                 List of Executive Compensation Plans and Arrangements  . . . . . . . . .             57
                 Exhibit 3(a) - Restated Articles of Incorporation
                   (Exhibit 3(a) - Annual Report on Form 10-K for the
                   year ended December 31, 1988)*
                 Exhibit 3(b) - By-laws of the Company, as amended
                   (Exhibit 4.2, File No. 33-42698)*
                 Exhibit 3(c) - Certificate of the Voting Powers,
                   Designation, Preferences and Relative, Participating,
                   Optional or Other Special Rights, and Qualifications,
                   Limitations or Restrictions Thereof, of the Class A
                   $8.50 Cumulative Preferred Stock, Without Par Value
                   (Exhibit 4.3, File No. 33-26314)*
                 Exhibit 3(d) - Certificate of the Voting Powers,
                   Designation, Preferences and Relative, Participating,
                   Optional or Other Special Rights, and Qualifications,
                   Limitations or Restrictions Thereof, of the Class B
                   $8.30 Cumulative Preferred Stock, Without Par Value
                   (Exhibit 4.4, File No. 33-26314)*
                 Exhibit 4(a) - Indenture dated as of September 1,
                   1988, between K N Energy, Inc. and Continental Illinois
                   National Bank and Trust Company of Chicago (Exhibit 1.2,
                   Current Report on Form 8-K Dated October 5, 1988)*
                 Exhibit 4(b) - First supplemental indenture dated as of January
                   15, 1992, between K N Energy, Inc. and Continental
                   Illinois National Bank and Trust Company of Chicago
                   (Exhibit 4.2, File No. 33-45091)*
                 Exhibit 4(c) - Second supplemental indenture dated as of December
                   15, 1992, between K N Energy, Inc. and Continental Bank,
                   National Association (Exhibit 1.2, Current Report on Form
                   8-K dated December 15, 1992)*
                 Exhibit 4(d) - Indenture dated as of November 20, 1993, between
                   K N Energy, Inc. and Continental Illinois National Bank
                   and Trust Company of Chicago (Exhibit 4.1, File No.
                   33-51115)* Note - Copies of instruments relative to
                   long-term debt in authorized amounts that do not
                   exceed ten percent of the consolidated total assets of
                   the Company and its subsidiaries have not been furnished.
                   The Company will furnish such instruments to the
                   Commission upon request.
                 Exhibit 10(a) - Form of Key Employee Severance Agreement (Exhibit
                   10.2, Amendment No. 1 on Form 8 dated September 2, 1988
                   to the Annual Report on Form 10-K for the year ended
                   December 31, 1987)*
                 Exhibit 10(b) - 1982 Stock Option Plan for Nonemployee Directors
                   of the Company with Form of Grant Certificate (Exhibit
                   10.3, Amendment No. 1 on Form 8 dated September 2, 1988
                   to the Annual Report on Form 10-K for the year ended
                   December 31, 1987)*
                 Exhibit 10(c) - 1982 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.4, Amendment No. 1 on Form 8
                   dated September 2, 1988 to the Annual Report on Form 10-K
                   for the year ended December 31, 1987)*
                 Exhibit 10(d) - 1986 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.5, Amendment No. 1 on Form 8
                   dated September 2, 1988 to the Annual Report on Form 10-K
                   for the year ended December 31, 1987)*
                 Exhibit 10(e) - 1988 Incentive Stock Option Plan for key
                   employees of the Company (Exhibit 10.6, Amendment
                   No. 1 on Form 8 dated September 2, 1988 to the
                   Annual Report on Form 10-K for the year ended
                   December 31, 1987)*
                 Exhibit 10(f) - Form of Grant Certificate for Employee
                   Stock Option Plans (Exhibit 10.7, Amendment No.
                   1 on Form 8 dated September 2, 1988 to the Annual
                   Report on Form 10-K for the year ended December
                   31, 1987)*
                 Exhibit 10(g) - Directors' Deferred Compensation Plan
                   Agreement (Exhibit 10.8, Amendment No. 1 on Form
                   8 dated September 2, 1988 to the Annual Report on
                   Form 10-K for the year ended December 31, 1987)*
                 Exhibit 10(h) - 1987 Directors' Deferred Fee Plan and
                   Form of Participation Agreement regarding the Plan
                   (Exhibit 10.9, Amendment No. 1 on Form 8 dated
                   September 2, 1988 to the Annual Report on Form 10-K
                   for the year ended December 31, 1987)*
                 Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                   Directors of the Company with Form of Grant Certificate
                   (Exhibit 4.1, File No. 33-46999).
                 Exhibit 10(j) - K N Energy, Inc. 1993 Executive Incentive
                   Plan (Exhibit 10(k) to the Annual Report on Form 10-K
                   for the Year Ended December 31, 1992)*
                 Exhibit 10(k) - K N Energy, Inc. 1994 Executive Incentive
                   Plan**
                 Exhibit 10(l) - 1994 K N Energy, Inc. Long-Term Incentive
                   Plan (Attachment A to the K N Energy, Inc. 1994 Proxy
                   Statement on Schedule 14-A)
                 Exhibit 12 - Ratio of Earnings to Fixed Charges  . . . . . . . . . . . .             64
                 Exhibit 13 - 1993 Annual Report to Shareholders*** . . . . . . . . . . .             65
                 Exhibit 22 - Subsidiaries of the Registrant  . . . . . . . . . . . . . .             66-67
                 Exhibit 24 - Consent of Independent Public Accountants . . . . . . . . .             68
                 Exhibit 27 - Financial Data Schedule****

*        Incorporated herein by reference.
**       Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not be deemed filed as a part of this annual report on Form 10-K/A and does not reflect the effect of the pooling of interests between K N Energy, Inc. and American Oil and Gas Corporation.
****     Included in SEC EDGAR Filing Only.