Form 10-Q
period 1994-09-30
K N ENERGY INC
filed 1994-11-14
CIK 54502

_______________________________________________________________________________
_______________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1994
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number       1-6446


                               K N ENERGY, INC.
            (Exact name of registrant as specified in its charter)

            Kansas                                            48-0290000
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

         370 Van Gordon Street
  P.O. Box 281304, Lakewood, Colorado                          80228-8304
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (303) 989-1740
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X         No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock, $5 par value; authorized 50,000,000 shares;
outstanding 27,614,756 shares as of October 31, 1994.
_______________________________________________________________________________
_______________________________________________________________________________

                                                                       Form 10-Q

                      K N ENERGY, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1994
                                    INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                                                     Page Number
                                                                     -----------

                  Consolidated Balance Sheets . . . . . .  . . . . . .   3 & 4
                  Consolidated Statements of Income
                    (Unaudited) . . . . . . . . . . . .  . . . . . . .     5
                  Consolidated Statements of Cash Flows
                    (Unaudited)  . . . . . . . . . . . . . . . . . . .   6 & 7
                  Notes to Consolidated Financial Statements . . . . .   8 - 10

  Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . .  11 - 14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  15 - 16

  Item 6.  Exhibits and Reports on Form 8-K
             Exhibit 27 - Financial Data Schedule*
             Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    16

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17



*Included in SEC EDGAR Filing Only.

                                                                       Form 10-Q


CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries

                                                                           SEPTEMBER        DECEMBER
                                                                            30, 1994        31, 1993
- -----------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
                                                                                  (In Thousands)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .      $   11,151      $   14,353
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . .         114,398         177,146
Contract Demand Receivables . . . . . . . . . . . . . . . . . . . . .              --          38,732
Material and Supplies, at Average Cost. . . . . . . . . . . . . . . .          11,344          11,604
Gas in Underground Storage. . . . . . . . . . . . . . . . . . . . . .          33,096          20,853
Prepaid Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,239          11,689
Exchange Gas and Other. . . . . . . . . . . . . . . . . . . . . . . .          40,505          38,479
                                                                           ----------      ----------
                                                                              223,733         312,856
                                                                           ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Gas Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,261,322       1,208,965
Gas and Oil Production. . . . . . . . . . . . . . . . . . . . . . . .          62,500          34,381
                                                                           ----------      ----------
                                                                            1,323,822       1,243,346
Less--Accumulated Depreciation, Deple-
   tion and Amortization. . . . . . . . . . . . . . . . . . . . . . .         459,609         427,642
                                                                           ----------      ----------
                                                                              864,213         815,704
                                                                           ----------      ----------

DEFERRED CHARGES AND OTHER ASSETS . . . . . . . . . . . . . . . . . .          26,829          39,288
                                                                           ----------      ----------
                                                                           $1,114,775      $1,167,848
                                                                           ==========      ==========



The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries


                                                                            SEPTEMBER        DECEMBER
                                                                            30, 1994         31, 1993
- ------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
                                                                                  (In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Maturities of Preferred Stock
  and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .        $   29,095       $   26,837
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           129,570           47,000
Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . .            83,723          144,245
Accrued Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,035           10,474
Exchange Gas and Other  . . . . . . . . . . . . . . . . . . . . . .            36,470           33,348
                                                                           ----------       ----------
                                                                              284,893          261,904
                                                                           ----------       ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . .            87,988           89,831
Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . . . .            43,198           43,692
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25,448           22,136
                                                                           ----------       ----------
                                                                              156,634          155,659
                                                                           ----------       ----------
LONG-TERM DEBT:
Sinking Fund Debentures . . . . . . . . . . . . . . . . . . . . . .            99,564           99,543
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           163,305          235,647
                                                                           ----------       ----------
                                                                              262,869          335,190
                                                                           ----------       ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES  . . . . . . . . . . .            14,090           13,775
                                                                           ----------       ----------
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION . . . . . . . . . .             2,286            2,858
                                                                           ----------       ----------
STOCKHOLDERS' EQUITY:
Preferred Stock-
  Authorized - Class A, 200,000 Shares; Class B,
    2,000,000 Shares, All Without Par Value
  Redeemable Solely at Option of Company at
    $105 Per Share - Class A, $5.00 Cumulative
    Series; 70,000 Shares . . . . . . . . . . . . . . . . . . . . .             7,000            7,000
                                                                           ----------       ----------
Common Stockholders' Equity
  Common Stock-
    Authorized - 50,000,000 Shares, Par Value $5 Per Share,
      Outstanding 27,610,068 and 27,200,967
      Shares, Respectively  . . . . . . . . . . . . . . . . . . . .           138,050          136,005
  Additional Paid-in Capital . . .  . . . . . . . . . . . . . . . .           170,865          164,427
  Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . .            80,171           92,187
  Deferred Compensation . . . . . . . . . . . . . . . . . . . . . .              (435)          (1,157)
                                                                           ----------       ----------
                                                                              388,651          391,462
                                                                           ----------       ----------
  Treasury Stock, at Cost, (74,056 and 0 shares, Respectively)  . .            (1,648)              --
                                                                           ----------       ----------
Total Common Stockholders' Equity   . . . . . . . . . . . . . . . .           387,003          391,462
                                                                           ----------       ----------
Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . .           394,003          398,462
                                                                           ----------       ----------
                                                                           $1,114,775       $1,167,848
                                                                           ==========       ==========

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries



                                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                       ----------------------------------------------
                                                                          1994        1993        1994         1993
- ---------------------------------------------------------------------------------------------------------------------
                                                                          (In Thousands Except Per Share Amounts)
OPERATING REVENUES:
Gas Services  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 224,523    $ 233,621   $ 801,936   $ 734,311
Gas and Oil Production  . . . . . . . . . . . . . . . . . . . . .          3,846        1,331       9,706       3,869
                                                                       ---------    ---------   ---------   ---------
Total Operating Revenues  . . . . . . . . . . . . . . . . . . . .        228,369      234,952     811,642     738,180
                                                                       ---------    ---------   ---------   ---------

OPERATING COSTS AND EXPENSES:
Gas Purchases . . . . . . . . . . . . . . . . . . . . . . . . . .        153,288      168,560     584,283     519,737
Operations and Maintenance  . . . . . . . . . . . . . . . . . . .         39,066       39,681     119,397     120,552
Depreciation, Depletion and Amortization  . . . . . . . . . . . .         13,231       11,502      40,213      33,461
Taxes, Other Than Income Taxes  . . . . . . . . . . . . . . . . .          4,467        3,848      13,082      11,604
Merger and Restructuring Costs  . . . . . . . . . . . . . . . . .         25,945           --      25,945          --
                                                                       ---------    ---------   ---------   ---------
Total Operating Costs and Expenses  . . . . . . . . . . . . . . .        235,997      223,591     782,920     685,354
                                                                       ---------    ---------   ---------   ---------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . .         (7,628)      11,361      28,722      52,826
                                                                       ---------    ---------   ---------   ---------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . .         (8,079)      (8,051)    (22,769)    (23,179)
Minority Interests  . . . . . . . . . . . . . . . . . . . . . . .            (40)          93        (278)        290
Other, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . .            501        1,530       2,221       2,538
                                                                       ---------    ---------   ---------   ---------
Total Other Income and (Deductions) . . . . . . . . . . . . . . .         (7,618)      (6,428)    (20,826)    (20,351)
                                                                       ---------    ---------   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . .        (15,246)       4,933       7,896      32,475
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,786)       2,202       5,487      12,059
                                                                       ---------    ---------   ---------   ---------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .        (12,460)       2,731       2,409      20,416
Less--Preferred Stock Dividends . . . . . . . . . . . . . . . . .            157          203         472         651
                                                                       ---------    ---------   ---------   ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK  . . . . . . . . . .      $ (12,617)   $   2,528   $   1,937   $  19,765
                                                                       =========    =========   =========   =========


NUMBER OF COMMON SHARES USED IN COMPUTING EARNINGS PER SHARE  . .         28,153       27,435      28,035      27,366
                                                                       =========    =========   =========   =========


EARNINGS (LOSS) PER COMMON SHARE  . . . . . . . . . . . . . . . .      $   (0.45)   $    0.10   $    0.07   $    0.73
                                                                       =========    =========   =========   =========


DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . . . . . . . .      $    0.24    $    0.13   $    0.51   $    0.38
                                                                       =========    =========   =========   =========

The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                ----------------------
                                                                                                  1994          1993
- ----------------------------------------------------------------------------------------------------------------------
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,409      $ 20,416
Adjustments to Reconcile Net Income to Net Cash From Operating Activities:
  Depreciation, Depletion and Amortization. . . . . . . . . . . . . . . . . . . . . . . .         40,213        33,461
  Minority Interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            278          (290)
  Asset Write-off Associated with Merger. . . . . . . . . . . . . . . . . . . . . . . . .          2,500            --
  Provisions for Losses on Accounts Receivable. . . . . . . . . . . . . . . . . . . . . .            675         1,015
  (Gain) Loss on Sale of Facilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,357)           99
  Resolution of Contractual Obligations . . . . . . . . . . . . . . . . . . . . . . . . .           (514)       (1,127)
  Executive Stock Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,043            --
  Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,317         7,844
  Deferred Purchased Gas Costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,979        (7,201)
  Other Funds Used During Construction. . . . . . . . . . . . . . . . . . . . . . . . . .           (147)         (186)
Changes in Other Working Capital Items Net of Effects from Acquisitions . . . . . . . . .         23,807         7,714
Changes in Other Assets and Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          9,864        16,154
                                                                                                --------      --------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .         84,067        77,899
                                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (63,743)      (75,996)
Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (30,598)      (24,354)
Other Funds Used During Construction  . . . . . . . . . . . . . . . . . . . . . . . . . .            147           186
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (778)           76
Proceeds from Sale of Facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,550         1,568
(Payments) Collections under Basket Agreement . . . . . . . . . . . . . . . . . . . . . .           (199)          495
                                                                                                --------      --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .        (90,621)      (98,025)
                                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,570        22,500
Long-Term Debt - Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,100        77,847
Long-Term Debt - Retired  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (71,762)      (72,205)
Common Stock Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,990         6,042
Treasury Stock - Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            417            --
               - Acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,065)           --
Cash Dividends - Common . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,953)      (10,149)
               - Preferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (472)         (651)
Minority Interests Contributions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,163         2,425
Minority Interests Distributions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,636)       (2,507)
Premium on Debt Reacquisition and Issue Costs . . . . . . . . . . . . . . . . . . . . . .             --        (3,577)
                                                                                                --------      --------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES   . . . . . . . . . . . . . . . . . . . .          3,352        19,725
                                                                                                --------      --------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . .         (3,202)         (401)
Cash and Cash Equivalents at Beginning of Year  . . . . . . . . . . . . . . . . . . . . .         14,353        23,554
                                                                                                --------      --------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . . . . . . . . .       $ 11,151      $ 23,153
                                                                                                ========      ========




The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ----------------------
                                                                              1994          1993
- --------------------------------------------------------------------------------------------------
                                                                                (In Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY:

Accounts Receivable   . . . . . . . . . . . . . . . . . . . . . . .         $ 62,073      $ 14,434
Contract Demand Receivables . . . . . . . . . . . . . . . . . . . .           38,732            --
Material and Supplies . . . . . . . . . . . . . . . . . . . . . . .              260        (1,586)
Gas in Underground Storage  . . . . . . . . . . . . . . . . . . . .          (12,243)      (12,595)
Accounts Payable, Accrued Taxes and Other Current Liabilities . . .          (61,271)       13,901
Exchange Gas, Net . . . . . . . . . . . . . . . . . . . . . . . . .            6,192        (3,728)
Other Current Assets  . . . . . . . . . . . . . . . . . . . . . . .           (9,936)       (2,712)
                                                                            --------      --------
                                                                            $ 23,807      $  7,714
                                                                            ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
  Interest (Net of Amount Capitalized)  . . . . . . . . . . . . . .         $ 24,799      $ 25,248
  Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 13,066      $  7,781


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

The following table provides a reconciliation of revenues and earnings reported by K N to the combined amounts presented for the periods indicated (in thousands):


                           Nine Months Ended                   Nine Months Ended
                          September 30, 1994                  September 30, 1993
                  ---------------------------------    --------------------------------

                     K N         AOG*        TOTAL        K N         AOG        TOTAL
                  --------     --------    --------    --------    --------    --------
Operating
  Revenues        $541,767     $269,875    $811,642    $334,828    $403,352    $738,180
                  ========     ========    ========    ========    ========    ========

Net
  Income (Loss)   $   (204)**  $  2,613    $  2,409    $ 12,864    $  7,552    $ 20,416
                  ========     ========    ========    ========    ========    ========

 * Represents revenues and earnings of AOG prior to the July 13, 1994 merger.
** Includes merger and restructuring costs totaling $19.3 million after taxes.

3.       Merger and Restructuring Costs

The Company has recorded merger and restructuring costs totaling $25.9 million in the third quarter of 1994. Total cash expenditures relating

                                                                       Form 10-Q

to these charges through September 30, 1994, were $15.9 million; $7.5 million of the charges remained unspent at that date.

Merger expenses include $12.4 million in investment bankers and other professional fees, $7.7 million for severance and employee benefit costs for approximately 230 employees terminated through consolidation of administrative and operational staff, and $4.6 million in costs to eliminate duplicative space requirements and equipment and to write-off certain information systems costs as a result of the merger.

Costs related to the formal restructuring plan of the Company's retail distribution operations total $1.2 million, representing severance and employee benefit costs for terminating approximately 90 retail distribution employees as a result of the restructuring and centralization of customer service functions. The restructuring is expected to be completed in the third quarter of 1995.


4.       Rate Matters

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

5.       Acquisition

On February 1, 1994, the Company's gas and oil development subsidiaries, K N Production Company ("KNPC") and GASCO, Inc.("GASCO"), acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming for a total purchase price of approximately $30 million. The acquired properties have total net reserves of approximately 50 billion cubic feet equivalent of natural gas. On October 17, 1994, KNPC and GASCO entered into a joint development agreement with Genesis Gas and Oil, L.L.C., ("Genesis"), and sold to Genesis a 50 percent interest in substantially all the acquired properties.

6.       Financing

In October 1994, K N sold publicly $75 million of 30-year, 8.75% debentures at an all-in-cost to the Company of 8.91 percent. This debt was issued from the $200 million shelf registration filed with the Securities and Exchange Commission in November 1993. Proceeds from this financing were used to fund capital expenditures and to reduce short-term borrowing incurred in July 1994 to retire the Senior Revolving Credit and Term Note Facility of AOG.

                                                                       Form 10-Q


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

9.       Commitments and Contingent Liabilities

See Notes 5, 8 and 11 of Notes to Consolidated Financial Statements on Pages 41-43, 46, 47 and 51 of the 1993 Annual Report on Form 10-K, and Notes 5, 8, and 12 of Notes to Consolidated Financial Statements on pages 38-40, 44-46, 50 and 51 of Form 10-K/A, Amendment No. 2. There have been no material changes to these disclosures except as disclosed in Notes 2, 3 and 5, above.

10.      Reclassification of 1993 Amounts

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

                                                                       Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MERGER

On July 13, 1994, K N completed the merger with American Oil and Gas Corporation (AOG). The merger was accounted for as a pooling of interests, and accordingly the following historical financial information has been restated as though the companies had been combined from inception.

CONSOLIDATED FINANCIAL RESULTS

Third quarter 1994 net income, excluding one-time merger and restructuring costs, was $6.9 million, or $0.24 per common share, after payment of preferred dividends. Net income and earnings per share were more than double the comparable 1993 reported net income of $2.7 million and earnings per share of $0.10. The improvement in 1994 third quarter ongoing operations resulted from increased gas deliveries to irrigation customers in 1994 compared to 1993, and from continued positive performance of the Company's nonregulated gas gathering and processing operations. In addition, the 1994 third quarter earnings reflected improvement over 1993 as a result of the change in timing of 1994 revenues caused by the straight fixed-variable rate design implemented with the unbundling of interstate pipeline services effective October 1, 1993.

For the first nine months of 1994, net income, excluding the one-time merger and restructuring expenses, was $21.8 million, or $0.76 per common share, compared with 1993 nine months net income of $20.4 million, or $0.73 per common share.

In the third quarter of 1994, the Company expensed $25.9 million of one-time costs related to the merger of AOG into K N on July 13, 1994, and to the formal restructuring of the Company's retail gas distribution operations. These costs, primarily professional fees, severance-related expenses and the write-off of certain information systems costs, reduced earnings by $19.3 million, or $0.69 per common share. Including the effect of the one-time charges, the Company reported a third quarter 1994 net loss of $12.5 million, or $0.45 per common share, and 1994 nine months ended net income of $2.4 million, or $0.07 per common share.

RESULTS OF OPERATIONS

The following is a discussion of operating results by business segment and consolidated other income and (deductions) and income taxes, exclusive of the one-time merger and restructuring costs and the related income tax effect. Segment operating revenues, gas purchases, operations and maintenance expenses, and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                                       Form 10-Q


                                                             Third Quarter             First Nine Months
                                                          ------------------           -----------------
GAS SERVICES                                               1994        1993             1994       1993
                                                          ------      ------           ------     ------
Operating Revenues
 Gas Sales and Transportation  . . . . . . . . . . .      $196.7      $206.9           $719.5     $650.8
 Natural Gas Liquids and Other . . . . . . . . . . .        28.2        26.8             82.9       83.6
                                                          ------      ------           ------     ------
                                                           224.9       233.7            802.4      734.4
                                                          ------      ------           ------     ------
Operating Costs and Expenses
 Gas Purchases . . . . . . . . . . . . . . . . . . .       153.8       169.1            586.4      521.3
 Operations and Maintenance. . . . . . . . . . . . .        37.7        39.2            115.6      119.1
 Depreciation, Depletion, and Amortization . . . . .        11.4        10.5             35.0       30.9
 Taxes, Other Than Income Taxes  . . . . . . . . . .         4.1         3.7             12.1       11.1
                                                          ------      ------           ------     ------
                                                           207.0       222.5            749.1      682.4
                                                          ------      ------           ------     ------
Operating Income   . . . . . . . . . . . . . . . . .      $ 17.9      $ 11.2           $ 53.3     $ 52.0
                                                          ======      ======           ======     ======

Systems Throughput (Trillion Btus)
 Gas Sales   . . . . . . . . . . . . . . . . . . . .        84.2        81.6            277.6      242.3
 Transportation    . . . . . . . . . . . . . . . . .        86.5        87.3            266.9      240.5
                                                          ------      ------           ------     ------
                                                           170.7       168.9            544.5      482.8
                                                          ======      ======           ======     ======

Natural Gas Liquids Sales
 (Millions of Gallons)   . . . . . . . . . . . . . .        95.7        80.7            284.5      236.8
                                                          ======      ======           ======     ======

K N's interstate pipeline unbundled its services on October 1, 1993, per Federal Energy Regulatory Commission Order No. 636, and consequently no longer offers a merchant function service. Third quarter 1994 gas sales and transportation revenues and gas purchases compared to the 1993 third quarter reflect this elimination of the merchant function. The elimination of this merchant function is not as apparent in the year-to-date revenues and gas purchases due to growth in 1994 nonregulated gas sales volumes. Third quarter 1994 gas deliveries to irrigation customers totaled 14.5 trillion Btus compared to 10.1 trillion Btus in the 1993 third quarter. Irrigation deliveries in 1993 were adversely impacted by an abnormally wet summer.

The decline in 1994 third quarter and first nine month operations and maintenance expenses compared with 1993 periods primarily reflects staff and expense reductions resulting from the merger. Future periods' operations and maintenance expenses will reflect additional savings as the full impact of the merger (staff reductions and consolidation) and the retail gas service restructuring become effective.

                                                                       Form 10-Q

                                                                Third Quarter           First Nine Months
                                                              -----------------         -----------------
GAS AND OIL PRODUCTION                                         1994       1993           1994       1993
                                                              ------     ------         ------     ------
Operating Revenues
 Gas and Oil Sales  . . . . . . . . . . . . . . . .           $  4.3     $  1.8         $ 11.0     $  5.3
 Other. . . . . . . . . . . . . . . . . . . . . . .              0.4        0.3            1.6        0.9
                                                              ------     ------         ------     ------
                                                                 4.7        2.1           12.6        6.2
                                                              ------     ------         ------     ------
Operating Costs and Expenses
 Operations and Maintenance . . . . . . . . . . . .              2.1        0.8            5.0        2.3
 Depreciation, Depletion and
  Amortization. . . . . . . . . . . . . . . . . . .              1.8        1.0            5.2        2.6
 Taxes, Other Than
  Income Taxes. . . . . . . . . . . . . . . . . . .              0.4        0.1            1.0        0.5
                                                              ------     ------         ------     ------
                                                                 4.3        1.9           11.2        5.4
                                                              ------     ------         ------     ------

Operating Income. . . . . . . . . . . . . . . . . .           $  0.4     $  0.2         $  1.4     $  0.8
                                                              ======     ======         ======     ======

Gas and Oil Production
 (Equivalent Bcf) . . . . . . . . . . . . . . . . .              2.2        0.9            5.9        2.6
                                                              ======     ======         ======     ======


Higher 1994 operating revenues, costs and expenses, operating income and production result from the February 1994 acquisition of gas reserves and production.

                                                                Third Quarter           First Nine Months
                                                              -----------------         -----------------
OTHER INCOME AND DEDUCTIONS                                    1994       1993           1994       1993
                                                              ------     ------         ------     ------
 Interest Expense . . . . . . . . . . . . . . . . .           $ (8.1)    $ (8.0)        $(22.8)    $(23.2)
 Minority Interests and
 Other, Net . . . . . . . . . . . . . . . . . . . .              0.5        1.6            2.0        2.8
                                                              ------     ------         ------     ------
                                                              $ (7.6)    $ (6.4)        $(20.8)    $(20.4)
                                                              ======     ======         ======     ======

Despite higher levels of 1994 short- and long-term borrowings, interest expense in 1994 compared to 1993 was favorably impacted by lower interest rates, including the effect of the September 1993 refunding of $35 million of high coupon (10-3/4%) sinking fund debentures.

                                                                Third Quarter           First Nine Months
                                                              -----------------         -----------------
                                                               1994       1993           1994       1993
                                                              ------     ------         ------     ------
INCOME TAXES  . . . . . . . . . . . . . . . . . . .           $  3.8     $  2.2         $ 12.1     $ 12.1
                                                              ======     ======         ======     ======

Effective Tax Rate  . . . . . . . . . . . . . . . .                                      35.7%      37.1%
                                                                                        ======     ======


The lower 1994 effective tax rate reflects greater tax credits on gas production from wells qualifying for non-conventional fuel credit under
Section 29 of the Internal Revenue Code.

                                                                       Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994, short-term debt was $129.6 million compared with short-term borrowings of $24.5 million and $47.0 million at September 30, 1993, and December 31, 1993, respectively. On the effective date of the merger, the Company retired through short-term borrowings $57 million of long-term debt under AOG's revolving credit bank loan facility. In October 1994, the Company sold publicly $75 million of 8.75% debentures due in 2024 with an all-in-cost of 8.91 percent. Proceeds from the debenture sale and from the October 1994 sale of a 50 percent interest in certain gas reserves and production were used to fund capital expenditures and reduce short-term borrowings.

Excluding the $41 million of proceeds received from the January 1994 sale of contract demand receivables and the cash requirements of the merger and restructuring costs, net cash flows from operating activities were $66.5 million for the first nine months of 1994 compared with $77.9 for the 1993 period. The decline in 1994 net operating cash flows primarily results from higher income tax and prepaid gas payments.

ENVIRONMENTAL MATTERS

As discussed more fully in Part II Item 1 of this Form 10-Q, the Company is reporting two new environmental matters. One concerns potential mercury remediation costs resulting from the Company's ongoing mercury sampling program in Kansas, the first phase of which was conducted in July 1994. The other concerns use of a PCB-containing lubricating oil in the Company's Scott City, Kansas helium recovery plant which was discovered in May 1994. The Company does not expect the costs of remediation in either matter to have a material adverse impact on its financial position or results of operations.

                                                                       Form 10-Q
PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

As reported in the Company's 1993 Annual Report on Form 10-K, as amended on Form 10-K/A, Amendment No. 2 and in the Company's Quarterly Reports on Form 10-Q for the period ended March 31, 1994, environmental audits performed by the Company revealed that a grease known as Rockwell 860 had been used as a valve sealant at several of the Company's locations in Nebraska and Colorado. Rockwell 860 is a solid clay-like material which does not easily spill into the environment, but contains approximately ten percent polychlorinated biphenyls ("PCBs"). Based on the Company's studies, the PCBs are contained within the pipeline and valves at the subject locations.

In March 1993, the Company filed suit against Rockwell International Corporation, manufacturer of the valve sealant, and two other related defendants, reaching final settlement with Rockwell, et al. in March 1994. The Company currently estimates the total cost of remediation to be approximately $1.7 million, a substantial portion of which is recoverable under the Rockwell settlement. The unrecoverable amount will not have a material adverse impact on the Company's financial position or results of operations. The PCB cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas, and will occur over a period of years.

As reported in the Company's 1993 Annual Report on Form 10-K, as amended on Form 10-K/A, Amendment No. 2, certain used pipe reclaimed at the Company's Holdrege, Nebraska pipeyard was wrapped with asphalt-saturated asbestos felt, which was commonly removed in accordance with Company practices. The removed wrap contains friable asbestos fibers above the regulatory standard. The Nebraska Department of Environmental Control, the agency having jurisdiction over this matter, was notified and approved the Company's remediation plan. Remediation is effectively complete, and the total cost is not expected to exceed $700,000. The asbestos cleanup program did not interrupt or diminish the Company's operational ability to gather or transport natural gas.

In the spring of 1994, the Kansas Department of Health and Environment ("KDHE") notified a number of pipeline companies operating in Kansas, including K N, that residual elemental mercury might be present in the soils adjacent to certain natural gas metering facilities. In July 1994, the Company initiated a voluntary mercury sampling program on its systems in central and western portions of Kansas, pursuant to a five year assessment program which has been approved by the KDHE and will require that 20 percent (135) of the 675 sites be tested each year. The sampling for the first year has been completed, however, no determination regarding remediation has been reached at this time. The Company currently cannot estimate the extent of the remediation nor the costs, although the Company believes all or a portion of such costs will be recoverable from insurance carriers. Such costs are not expected to have any material adverse impact on the Company's financial position or results of operations. The mercury cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

                                                                       Form 10-Q

In May 1994, the Company discovered that use of a PCB-containing lubricating oil has caused contamination in certain equipment, soils and liquids at the Company's Scott City, Kansas helium extraction facility. PCB's are regulated by the U.S. Environmental Protection Agency ("EPA") under the Toxic Substances Control Act. A Site Assessment Report has been submitted to the EPA for its review, and no response has yet been received. The Company's investigation of this situation is ongoing, and a workplan is being developed for EPA review. The Company estimates the total cost for remediation to be approximately $600,000, which is not expected to have a material adverse impact on the Company's financial position or results of operations. The PCB cleanup program is not expected to interrupt or diminish the Company's operational ability at the helium facility.

For information relating to other legal proceedings, see Notes 2, 3, 4 and 5 of Notes to Consolidated Financial Statements on Pages 39-43 of the 1993 Annual Report on Form 10-K; Notes 3, 4 and 5 of Notes to Consolidated Financial Statements on Pages 36-40 of Form 10-K/A, Amendment No. 2; Item 3: Legal Proceedings on Pages 18-20 of the 1993 Form 10-K; and Item 3: Legal Proceedings on Pages 15-17 of the Form 10-K/A, Amendment No. 2.

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

On October 7, 1994, the Company filed a Form 8-K which reported the unaudited post-merger combined operations for K N Energy, Inc. and AOG for the one-month period ended August 31, 1994.

On October 18, 1994, the Company filed a Form 8-K which disclosed that K N Energy, Inc. sold $75 million of its 8.75% Debentures due October 15, 2024 pursuant to an underwritten public offering.

                                                                       Form 10-Q



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             K N ENERGY, INC.
                                              (Registrant)



November 14, 1994                       /s/ E. Wayne Lundhagen
                                            E. Wayne Lundhagen
                                   Vice President - Finance and Accounting
                                    (On Behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- -------             -----------                       ------------
  27             Financial Data Schedule