Form 10-K405
period 1994-12-31
K N ENERGY INC
filed 1995-03-08
CIK 54502

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1994
                          -----------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission File Number     1-6446
                       ---------------------------------------------------------
                                K N ENERGY, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Kansas                                        48-0290000
- - --------------------------------------------------------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)




     370 Van Gordon Street
     P.O. Box 281304, Lakewood, Colorado                    80228-8304
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (303) 989-1740
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
  Title of each class                                   which registered
- - -----------------------                              ------------------------
Common stock, par value
     $5 per share                                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                 Preferred stock, Class A $5 cumulative series
- - --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                 -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                  $590,861,367 as of February 15, 1995
- - --------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares; outstanding
27,713,733 shares as of February 15, 1995
- - --------------------------------------------------------------------------------

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

1995 Proxy Statement                                                    Part III
- - --------------------------------------------------------------------------------

                       K N ENERGY, INC. AND SUBSIDIARIES
                 Documents Incorporated by Reference and Index

                                                                                              Page Number
                                                                                         ---------------------
                                                                                         1995 Proxy   Included
                                                                                         Statement     Herein
                                                                                         ---------    --------
                                                          PART I

ITEMS 1 & 2:    BUSINESS AND PROPERTIES . . . . . . . . . . . . . . . . . . . . . .                    5-16
ITEM 3:         LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .                    16-20
ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No matters were submitted to a vote of security holders
                  during the last quarter of 1994.
                EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . .                    20-21

                                                         PART II

ITEM 5:         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . .                    22
ITEM 6:         SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . .                    23
ITEM 7:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . .                    24-31
ITEM 8:         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  Report of Independent Public Accountants. . . . . . . . . . . . .                    32
                  Consolidated Statements of Income for the Three Years Ended
                    December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . .                    33
                  Consolidated Balance Sheets as of December 31, 1994 and 1993  . .                    34
                  Consolidated Statements of Common Stockholders' Equity for
                    the Three Years Ended December 31, 1994, 1993 and 1992  . . . .                    35
                  Consolidated Statements of Cash Flows for the Three Years
                    Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . .                    36
                  Notes to Consolidated Financial Statements  . . . . . . . . . . .                    37-58
                  Business Segment Information  . . . . . . . . . . . . . . . . . .                    59
                  Selected Quarterly Financial Data (Unaudited) . . . . . . . . . .                    60
ITEM 9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE
                    There were no such matters during 1994.

                                                         PART III

ITEM 10:        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . .      3-6*,13*
ITEM 11:        EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . .        9-18*
ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . 3-6*, 16-17*, 19-20*
ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . .        7-8*

                                                         PART IV

ITEM 14:        EXHIBITS AND REPORTS ON FORM 8-K
                (a)  1. Financial Statements
                            Reference is made to the listing of financial
                              statements and supplementary data under Item 8 in
                              Part II of this index.
                     2. Financial Statement Schedules
                            None
                     3. Exhibits
                            Exhibit Index . . . . . . . . . . . . . . . . . . . . .                    66-67
                            List of Executive Compensation Plans and Arrangements .                    63
                        Exhibit 3(a) - Restated Articles of Incorporation
                            (Exhibit 3(a) - Attached hereto as Exhibit 3(a))**
                        Exhibit 3(b) - By-laws of the Company, as amended
                            (Exhibit 3(b) - Attached hereto as Exhibit 3(b))**
                        Exhibit 3(c) - Certificate of the Voting Powers,
                            Designation, Preferences and Relative, Participating,
                            Optional or Other Special Rights, and Qualifications,
                            Limitations or Restrictions Thereof,
                            of the Class B $8.30 Cumulative Preferred Stock,
                            Without Par Value (Exhibit 4.4, File No. 33-26314)*
                        Exhibit 4(a) - Indenture dated as of September 1,
                            1988, between K N Energy, Inc. and Continental
                            Illinois National Bank and Trust Company of Chicago
                            (Exhibit 1.2, Current Report on Form 8-K
                            Dated October 5, 1988)*
                        Exhibit 4(b) - First supplemental indenture dated
                            as of January 15, 1992, between K N Energy, Inc.
                            and Continental Illinois National Bank and Trust
                            Company of Chicago (Exhibit 4.2, File No. 33-45091)*

                       K N ENERGY, INC. AND SUBSIDIARIES
                 Documents Incorporated by Reference and Index

                                                                                              Page Number
                                                                                         ---------------------
                                                                                         1995 Proxy   Included
                                                                                         Statement     Herein
                                                                                         ---------    --------
                                                   PART IV (Continued)

                    Exhibit 4(c) - Second supplemental indenture dated
                        as of December 15, 1992, between K N Energy, Inc.
                        and Continental Bank, National Association (Exhibit
                        1.2 Current Report on Form 8-K dated December 15,
                        1992)*
                    Exhibit 4(d) - Indenture dated as of November 20, 1993,
                        between K N Energy, Inc. and Continental Illinois
                        National Bank and Trust Company of Chicago (Exhibit
                        4.1, File No. 33-51115)*
                        Note - Copies of instruments relative to long-term debt in authorized amounts that do not exceed 10 percent of the consolidated total assets of the Company and its subsidiaries have not been furnished. The Company will furnish such instru-ments to the Commission upon request.
                    Exhibit 10(a) - Form of Key Employee Severance
                        Agreement (Exhibit 10.2, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form
                        10-K for the year ended December 31, 1987)*
                    Exhibit 10(b) - 1982 Stock Option Plan for Non-
                        employee Directors of the Company with Form of Grant Certificate (Exhibit 10.3, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual
                        Report on Form 10-K for the year ended
                        December 31, 1987)*
                    Exhibit 10(c) - 1982 Incentive Stock Option Plan
                        for key employees of the Company (Exhibit 10.4, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended
                        December 31, 1987)*
                    Exhibit 10(d) - 1986 Incentive Stock Option Plan
                        for key employees of the Company (Exhibit 10.5, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended
                        December 31, 1987)*
                    Exhibit 10(e) - 1988 Incentive Stock Option Plan
                        for key employees of the Company (Exhibit 10.6, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended
                        December 31, 1987)*
                    Exhibit 10(f) - Form of Grant Certificate for
                        Employee Stock Option Plans (Exhibit 10.7, Amend-ment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended
                        December 31, 1987)*
                    Exhibit 10(g) - Directors' Deferred Compensation
                        Plan Agreement (Exhibit 10.8, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual
                        Report on Form 10-K for the year ended
                        December 31, 1987)*
                    Exhibit 10(h) - 1987 Directors' Deferred Fee Plan
                        and Form of Participation Agreement regarding the Plan (Exhibit 10.9, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on
                        Form 10-K for the year ended December 31, 1987)*
                    Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                        Directors of the Company with Form of Grant Certificate
                        (Exhibit 4.1, File No. 33-46999).
                    Exhibit 10(j) - K N Energy, Inc. 1994 Executive
                        Incentive Plan (Exhibit 10(k) to the Annual Report on
                        Form 10-K for the Year Ended December 31, 1993)*
                    Exhibit 10(k) - 1994 K N Energy, Inc. Long-Term Incentive Plan
                        (Attachment A to the K N Energy, Inc. 1994 Proxy Statement on Schedule 14-A)*

                       K N ENERGY, INC. AND SUBSIDIARIES
                 Documents Incorporated by Reference and Index

                                                                                              Page Number
                                                                                         ---------------------
                                                                                         1995 Proxy   Included
                                                                                         Statement     Herein
                                                                                         ---------    --------
                                                   PART IV (Continued)

                  Exhibit 10(l) - K N Energy, Inc. 1995 Executive Incentive Plan
                      (Attached hereto as Exhibit 10(l))**
                  Exhibit 10(m) - K N Energy, Inc. Nonqualified Deferred
                      (Compensation Plan (Attached hereto as Exhibit 10(m))**
                  Exhibit 10(n) - K N Energy, Inc. Nonqualified Retirement Income
                      (Restoration Plan (Attached hereto as Exhibit 10(n))**
                  Exhibit 10(o) - K N Energy, Inc. Nonqualified Profit Sharing
                      (Restoration Plan (attached hereto as Exhibit 10(o))**
                  Exhibit 12 - Ratio of Earnings to Fixed Charges   . . . . . . . .                      68
                  Exhibit 13 - 1994 Annual Report to Shareholders***  . . . . . . .                      69
                  Exhibit 22 - Subsidiaries of the Registrant   . . . . . . . . . .                      70-71
                  Exhibit 24 - Consent of Independent Public Accountants  . . . . .                      72
                  Exhibit 27 - Financial Data Schedule****
        (b)     Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .                      64

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      65


         Note: Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.

*        Incorporated herein by reference.
**       Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.
****     Included in SEC copy only.

                                     PART I

ITEMS 1 and 2:   BUSINESS and PROPERTIES

         As used in this report, the term "K N" means K N Energy, Inc. and the term "Company" means collectively K N Energy, Inc. and its subsidiaries, unless the context requires a different meaning. (See "Subsidiaries of the Registrant" in Exhibit 22.)

         All volumes of natural gas referred to herein are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. The term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, and the term "Bcf" means billion cubic feet. The term "MMBtus" means million British thermal units ("Btus"). "NGLs" refers to natural gas liquids, which consist of ethane, propane, normal and iso-butane, and natural gasoline. The term "Bbls" means barrels. As used herein, "throughput" refers to volumes of gas sold by the Company and gas transported on the Company's systems for third parties.

(A)      General Description

         The Company is a natural gas energy products and services provider. Activities include: (1) developing, producing, gathering, processing, storing, transporting, selling and marketing natural gas; (2) processing, selling and marketing NGLs; and (3) developing and producing crude oil.

         On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, American Oil and Gas Corporation ("AOG") was merged into the Company. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N and the right to receive in cash the value of any fractional share of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares. On July 13, 1994, the stockholders of K N approved the issuance of stock in connection with the merger, as well as certain other matters, and the shareholders of AOG approved the merger. AOG is engaged in the business of gathering, processing, storing, transporting, selling and marketing natural gas and NGLs primarily in West Texas and the Texas Panhandle.

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

         Effective February 1, 1995, the Company acquired, for approximately $80 million, two West Texas intrastate pipeline systems, gas storage assets in the Houston area, and a joint-venture interest in a third West Texas intrastate pipeline, including certain strategic gas supply contracts which complement and enhance the assets owned by the Company.

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

         In response to Order 636, the Company no longer operates as a single business unit that purchases, gathers, processes, stores, transports and sells natural gas at retail and wholesale. Instead, the Company restructured its operations and now operates its interstate transmission pipeline through a wholly-owned subsidiary.

         The Company's local distribution operations are operated as a separate business unit within the parent company.

         Substantially all of the gathering and processing facilities that were previously part of the Company's regulated transmission operation are now being operated as nonregulated facilities by a wholly-owned subsidiary which also operates a number of other gathering and processing facilities acquired since its inception in 1989.

         The Company's executive offices are located at 370 Van Gordon Street, P.O. Box 281304, Lakewood, Colorado 80228-8304 and its telephone number is
(303) 989-1740. The Company was incorporated in the State of Kansas on May 18, 1927. The number of persons employed by the Company at December 31, 1994 was 2,014.

(B)      Narrative Description of Business

(1)      Retail Natural Gas Services

         Overview. This business segment provides retail natural gas services to residential, commercial, agricultural and industrial customers for space heating, crop irrigation and drying, and processing of agricultural products. Revenues from this business segment are derived primarily from natural gas sales and transportation services.

         The Company's retail natural gas business serves approximately 237,000 retail customers in 302 communities in Colorado, Kansas, Nebraska and Wyoming through distribution pipelines totaling nearly 8,200 miles at December 31, 1994. In addition, this business segment operates intrastate natural gas pipeline systems serving industrial customers and much of the Company's retail natural gas business in Colorado and Wyoming. These intrastate pipeline systems include over 1,300 miles of transmission, gathering and storage lines at December 31, 1994.

         Underground storage facilities are used to provide deliverabilities for peak system demand. This business segment owned 4.0 Bcf of working gas at December 31, 1994, stored in:

o        four facilities operated by the Company's interstate pipeline system;

o        five facilities in Wyoming operated by this business segment; and

o        one facility in Colorado operated by one of the Company's gas and oil subsidiaries.

         Restructuring. K N's retail natural gas business is in the process of a formal restructuring of its customer service functions. This restructuring will give customers greater choice and convenience in the natural gas services they select.

         As part of the reorganization, K N's retail operations have been divided into the following market segments:

o Heartland Team, which includes all of K N's retail operations in Kansas and Nebraska, excluding the Nebraska Panhandle. This area is primarily agriculturally based with a year-round sales load where irrigation and grain-drying in summer months balance the winter heating load.

o Northern Plains Team, which includes all of K N's retail operations in the Nebraska Panhandle, northeast Colorado and Wyoming. This area is primarily rural, with peak sales typically occurring during the winter months.

o Mountain Team, which includes K N's retail operations located primarily in western Colorado. The economy in this market continues to grow rapidly as a result of growth in mountain resort communities and development of retirement communities.

         A significant part of the restructuring is the establishment of a centralized customer remittance and 24-hour customer service center at Scottsbluff, Nebraska. The center is expected to be operational during the 1995 third quarter.

         As part of this plan, K N will maintain a responsive service presence to meet the needs of natural gas customers in the communities it serves. These changes will improve K N's customer service and cost competitiveness, as well as provide opportunities for additional retail growth.

         Gas Purchases and Supply. This business segment relies on the Company's interstate pipeline system, the intrastate pipeline systems it operates, and other pipelines for transportation and storage services required to serve its markets. Its gas supply requirements are being met through a combination of purchases from wholly-owned marketing and gas and oil subsidiaries and third-party suppliers.

         The retail natural gas business unit's gas supply comes primarily from the following areas:

o Anadarko Basin, including the Hugoton, Bradshaw and Panoma fields in Kansas;

o        Barton Arch area of central Kansas;

o Denver-Julesburg Basin in northeast Colorado, northwest Kansas and western Nebraska;

o        Wind River Basin in central Wyoming;

o        Bowdoin area in north central Montana; and

o        Piceance Basin in western Colorado.

         Certain gas purchase contracts containing market-out clauses were redetermined to a competitive price for 1993 and beyond, reflecting an increase in gas prices from the 1992 redetermined price.

         Gas purchase contracts also may contain a take-or-pay clause which requires that a certain purchase level be attained each contract year, or the Company must make a payment equal to the contract price multiplied by the deficient volume. At December 31, 1994, the amount of gas prepayments outstanding for this business segment was $5.5 million. All such payments are fully recoupable under the terms of the gas purchase contracts and the existing regulatory rules and regulations. To date, no buy-out or buy-down payments relating to take-or-pay contracts have been made by this business segment.

         Competition. Natural gas competes with fuel oil, coal, propane and electricity in the areas served by the Company's retail natural gas business. In a few of the communities for which it has a franchise, the Company competes with other local distribution systems for retail natural gas sales and transportation services. Such competition is expected to increase as a result of implementation of Order 636.

(2)      Interstate Transportation and Storage Services

         Overview. The Company's interstate pipeline system provides transportation and storage services to affiliates, third-party natural gas distribution utilities and shippers. As of December 31, 1994, the Company's interstate pipeline system provided transportation and storage services directly to utilities serving 293 communities, as follows:

Served By                  Colorado        Kansas        Nebraska           Wyoming
- - ---------                  --------        ------        --------           -------
Affiliated Entities           12             52            177                 10
Other Utilities                5             10             27                  -

         Effective January 1, 1994, 1,691 miles of gathering lines and the products extraction plant at Scott City, Kansas, were transferred to a gas gathering subsidiary as part of the corporate reorganization. See "Restructuring and Reorganization". As of December 31, 1994, the interstate pipeline properties included transmission, gathering and storage lines totaling over 6,500 miles and one products extraction plant.

         The changes made in the merchant function to a FERC-regulated transportation and storage service at cost of service-based rates have substantially reduced this business segment's operating revenues and gas purchase expenses. This has not, however, impacted this business segment's operating income since gas purchases were previously recoverable dollar-for-dollar from customers as a result of purchased gas adjustment clauses in the Company's tariffs. However, the transfer of gathering and products extraction facilities described above has reduced this segment's operating income. Results of this business segment have historically been seasonal in nature due to fluctuating needs for natural gas for space heating and irrigation. However, Order 636 mandated the use of straight fixed-variable rate design for FERC-regulated services. This rate methodology results in this business segment collecting a significant portion of its revenues from customers through demand charges collected evenly throughout the year. Accordingly, fluctuations in operating revenues resulting from seasonal variations in weather conditions are reduced.

         The Company filed with FERC for an increase in its regulated rates in December 1993, with the higher rates becoming effective July 1, 1994. The Company reached settlement with its customers and FERC, and the filing was approved by FERC in January 1995. The settlement provides for an $8.7 million annual increase in revenues.

         Transportation. This business segment provides not only firm and interruptible transportation, but also no-notice services to its customers. Under no-notice service, customers are able to meet their peak day requirements without making specific nominations as required by firm and interruptible transportation service tariffs.

         Under Order 636, the local distribution companies and other shippers may release their unused firm transportation capacity rights to other shippers. It is the Company's experience that this released capacity has, to a large extent, replaced interruptible transportation on the Company's interstate pipeline system. Interruptible transportation is charged on the basis of volumes shipped.

         The Company filed with FERC in December 1994 for an expansion of its pipeline system in Wyoming. This $14.9 million project is designed to increase the capacity of the system to move gas from Wyoming to markets in the midwestern United States by 50 MMcf per day. The filing is in the review process at FERC while the Company continues to market the capacity to potential customers. Timing for construction of the project will depend on customer/shipper commitments and on FERC approval.

         Storage. The Company's interstate pipeline system provides storage services to its customers through four underground gas storage facilities. Its major underground storage facilities are the Huntsman Storage Field in Cheyenne County, Nebraska, and the Big Springs Storage Field in Deuel County, Nebraska.

         In connection with Order 636, the Company received FERC approval to reclassify, as of October 1, 1993, 54.9 Bcf of working gas to cushion gas. As part of the corporate restructuring, all cushion gas (88.1 Bcf) was transferred to its wholly-owned interstate pipeline subsidiary. The remaining working gas of 11.1 Bcf at October 1, 1993, was purchased in-place by the Company's former wholesale customers, with the Company's retail services division retaining 4.3 Bcf of this working gas for its use. In January 1995, the Company filed an application with FERC to transfer a portion of the storage assets held by its wholly-owned interstate pipeline subsidiary to another subsidiary. On the interstate system, year-end working gas inventory owned by all parties totaled
8.8 Bcf.  The approximate unused working gas capacity at December 31, 1994, was
8.0 Bcf.

         Transportation Marketing. The Company is continuing its efforts to increase its transportation business through expanded capacity and new interconnects, as well as new transportation services. While there is considerable competition for this business, the Company has certain strategic advantages that enable it to be a successful competitor, including favorable geographic pipeline locations providing access to both major gas supply areas and potential new markets. The Company will continue developing its role as an operator of transportation hubs, facilitating market-center services.

         A K N subsidiary is a one-third joint-venture partner in the TransColorado Gas Transmission Pipeline Project ("TransColorado"). This pipeline is expected to provide increased flexibility in accessing multiple natural gas basins in the Rocky Mountain region. TransColorado continues to pursue supply and transportation commitments from western Colorado producers. Construction of the pipeline is now expected to begin in 1996. The TransColorado pipeline will operate as an interstate pipeline system regulated by FERC.

         Competition. The interstate transportation pipeline and storage services business segment faces competition from other transporters. In addition, natural gas competes with fuel oil, coal, propane and electricity in the areas served by the Company's interstate pipeline system.

(3)      Gathering, Processing and Marketing Services

         Overview. This business segment provides natural gas gathering, processing, marketing and supply services, including transportation and storage to a variety of customers. Within this business segment, the Company owns and operates approximately 11,000 miles of pipeline in seven states, operating 14 gas processing plants with a total processing capacity of approximately 730 MMcf per day and a natural gas storage facility in West Texas.

         Revenues from this business segment's gathering, processing, storage, transporting and marketing activities are generated in four different ways. First, the Company performs a merchant function whereby the Company purchases gas at the wellhead, aggregates such gas with other supplies of gas, and markets the aggregated gas to consumers. Second, the Company, for a fee, gathers, transports and may process gas for producers or other third parties who retain title to the gas. Third, the Company processes gas and markets NGLs. Fourth, the Company provides gas marketing and supply services including certain storage services, to various natural gas resellers and end-users either on or connected to the Company's pipeline systems or on other pipeline facilities. The Company works with producers and end-users on the pipeline systems to provide a wide range of services. It arranges the purchase and transportation of producers' excess or uncommitted gas to end-users, acts as shipper or agent for the end-users, administers nominations and provides balancing assistance when needed. Services provided by the Company within the traditional gathering, processing, transporting and marketing activities have expanded due to increased demand for gas and the result of Order 636. Some of these services include variable pricing and variable or firm receipt/delivery of gas. Additionally, storage services and transportation balancing arrangements are being provided to assist markets in meeting peak demand needs and maximizing their use of capacity on interstate pipelines.

         This business segment also engages in price risk management activities in the gas commodities futures market. The Company buys and sells gas commodity futures positions on the New York Mercantile Exchange ("NYMEX") and uses over-the-counter gas commodity financial instruments for the purpose of reducing adverse price exposure for gas supply costs or specific market margins. (See "Price Risk Management" below.)

         Natural Gas Sales. In 1994, this business segment sold natural gas to approximately 1,900 customers in 17 states. These customers included local distribution companies, industrial, commercial and agricultural end-users, electric utilities, Company affiliates and other marketers located both on- and off-system.

         Westar Transmission Company ("Westar Transmission") is the Company's principal intrastate pipeline system in West Texas and the Texas Panhandle.
The Westar system consists of approximately 5,600 miles of gathering and transmission lines (of which approximately 4,300 miles comprise Westar Transmission) and is connected to the American WesTex Gas Services, Inc. ("WesTex") storage facility. The Westar system has significant markets connected directly to its pipelines ("on-system markets"), including the largest local distribution company in West Texas and the Texas Panhandle, and direct-sale customers such as electric utilities, industrial companies and agricultural end-users. The Company also owns a 75 percent operating interest in Red River Pipeline Company ("Red River"), a 372-mile intrastate gas pipeline extending from Hemphill County, Texas, near the Oklahoma state line to Pecos County in West Texas.

         The Company's Wattenberg system, located in the Denver-Julesburg Basin in northeastern Colorado, consists of approximately 1,300 miles of gathering and transmission lines.

         Within this business segment, the Company utilizes its high-pressure transportation facilities to transport gas for third parties at negotiated fees. The Westar system offers combined gathering and transportation services, while Red River is solely a transportation system. The Wattenberg system offers both gathering and transportation services.

         The Company's largest customer, Energas Company, a division of Atmos Energy Corporation, accounted for more than 10 percent of the Company's consolidated revenues for 1994. No other sales customer accounted for more than 10 percent of the Company's consolidated revenues in 1994.

         Pricing mechanisms under the Company's gas sales agreements vary, including gas sales at fixed margins over cost of gas, at fixed prices where the unit margin is a function of the sales price and cost of gas, and at market-sensitive prices where the unit margin fluctuates as a percentage of the market price of gas. A majority of the gas sales are made under agreements with terms of one year or less.

         Gas Gathering.   As of December 31, 1994, the Company's subsidiaries
in this business segment operated gathering systems in Colorado, Kansas, Nebraska, Texas and Wyoming with approximately 6,900 miles of gathering lines. This includes 1,691 miles of gathering lines which were transferred from the interstate transportation and storage services segment effective January 1, 1994, as part of the corporate reorganization under Order 636.

         In December 1994, FERC approved the Company's application to transfer the Bowdoin gathering system from its wholly-owned interstate pipeline subsidiary to a gathering subsidiary. The transfer occurred in early 1995.

         Processing and NGLs Marketing. In 1994, the 14 Company-operated gas processing plants averaged total inlet volumes of approximately 462,000 MMBtus per day. In the same period, the total liquids produced, including condensate, averaged approximately 26,000 Bbls per day. NGLs from the gas processing plants are sold by the Company on a month-to-month basis to various NGLs marketers and end-users at negotiated prices. Gas purchases shown in the financial statements include fuel and shrink expenses incurred at the plants.

         Storage. The WesTex storage facility has recently been expanded to a working storage capacity of approximately 13 Bcf. The Company is expanding the WesTex storage facility by leaching three caverns in a bedded salt formation. Upon completion, each cavern will have approximately one Bcf of working gas. The first of these caverns began operating in late 1994. In early 1994, the Company began marketing storage services to third parties who are interested in the storage facility due to its strategic geographic location (Gaines County, Texas) and multiple pipeline interconnects which provide access to a variety of markets and supply sources. The WesTex storage facility has traditionally been used to meet the peak demand requirements of the Westar system's customers and to maintain purchases from supply sources on the Westar system during periods of low demand. The conventional storage reservoirs have a peak withdrawal capacity ranging from 120 to 300 MMcf of gas per day. Each salt cavern will be able to provide an additional peak withdrawal of 200 MMcf per day.

         Gas Purchases and Supply. Natural gas is purchased from various sources, including gas producers, gas processing plants and from pipeline interconnections. This business segment's gas supply in 1994 was purchased from approximately 860 suppliers ranging in size from major oil and gas companies to small independent producers. Most of the gas purchase agreements are typical of those used in the industry. Because of prevailing industry conditions, most agreements are for periods of one year or less, and many are for periods of 60 days or less. Various agreements permit the purchaser or the supplier to renegotiate the purchase price or discontinue the purchase under certain circumstances.

         Purchase volume obligations under many of the agreements utilized by this business segment are generally "best efforts" and do not have traditional take-or-pay provisions. However, certain agreements utilized within this business segment require the Company to take or pay for, or to receive, minimum quantities of natural gas. At December 31, 1994, the amount of gas prepayments outstanding for this business segment, which does not include payments made under the Basket Agreement discussed below, was $6.9 million, and is fully recoupable under the terms of the gas purchase contracts. In addition, because of the Company's success in marketing excess gas under contracts, for which it receives credit against minimum take requirements, the Company believes that its exposure to potential take-or-pay or minimum take claims is not material. The Company does, however, have exposure with regard to claims under gas purchase contracts assumed in its acquisition of the Westar pipeline system from Cabot Corporation ("Cabot"), which claims are covered by an agreement with Cabot (the "Basket Agreement"). Under the Basket Agreement, Cabot and the Company equally share liability up to a certain amount, after which Cabot bears all such liabilities. The Company's maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $6.0 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot, and as such will not have a material adverse effect on the Company's financial position or results of operation. (See "Item 3: Legal Proceedings".)

         Price Risk Management. The Company engages in energy futures trading activities to minimize its risk of price changes in the spot and fixed price natural gas, crude oil, and natural gas liquids markets. Energy futures trading activities include the use of crude oil and natural gas commodity contracts and options, fixed price swaps, and basis swaps and options. Pursuant to its Board of Directors' approved guidelines, the Company engages in these activities only as a hedging mechanism against pre-existing physical gas sale, purchase, system use and storage contracts in order to protect profit margins, and does not engage in speculative trading. These energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as operating expenses in the period the underlying physical transactions take place. As the Company engages in no speculative trading activities, all 1994 transactions are recorded as hedges.

         Acquisitions.    Effective February 1, 1995, the Company acquired, for
approximately $80 million, two West Texas intrastate pipeline systems, gas storage assets in the Houston area, and a joint-venture interest in a third West Texas intrastate pipeline, including certain strategic gas supply contracts and markets which complement and enhance the Company's West Texas assets.

         As part of the February 1995 acquisition discussed above, the Company acquired storage assets and lease rights in the Stratton Ridge field near Houston, Texas, which will increase the Company's working gas in storage by 6.0 Bcf.

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

         Factors influencing the competitive environment include: (i) the industrywide supply and demand imbalance that has existed since the early
1980s but which was substantially reduced during 1993 and 1994, (ii) regulatory changes that provide greater access to interstate markets by gas producers and marketers (Order 636), (iii) the ability of certain markets to switch to alternative fuels at favorable prices, and (iv) increased gas storage capacity in the United States. Principal competitive considerations affecting this business segment's ability to acquire and market natural gas include price, services offered, reliability, security of supply and physical proximity of pipelines to customers.

(4)      Gas and Oil Production

         Overview. The Company owns and participates in the development and production of gas and oil reserves through two wholly-owned subsidiaries.

         Total net reserves for the gas and oil business segment approximate 50 Bcf equivalent of natural gas (including net reserves purchased in the acquisition described below). The 1994 year-end net production was 18.3 MMcf per day compared with 9.5 MMcf per day at year-end 1993. During 1994, this business segment participated in the drilling and completion of six development wells in the Denver-Julesburg Basin, 12 development wells in Wyoming, 37 development wells in Colorado and worked-over 59 wells on the Western Slope of Colorado. At December 31, 1994, the Company had approximately 163,000 net undeveloped acres under lease and owned interests in 677 producing wells (297 net), of which it operated 358 (247 net). In addition to gas and oil properties, this business segment owns the Wolf Creek gas storage field, and also owns interests in three small gathering systems.

         Acquisitions. In February 1994, this business segment finalized an acquisition of gas reserves and production for approximately $30 million. The properties are located near existing Company gas and oil operations in western Colorado and in the Moxa Arch region of southwestern Wyoming. Total net reserves purchased in this acquisition approximate 50 Bcf equivalent of natural gas. In October 1994, the Company sold a 50 percent undivided interest in these properties and entered into a joint development agreement with its partner which governs the management and operations of the properties. The Company continues to act as operator of the properties.

         This business segment will continue to focus on the acquisition and development of natural gas reserves in the Mid-Continent region, including Texas, and in the Rocky Mountain region, emphasizing areas contiguous to current Company pipeline operations.

(5)      General

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

         In the incorporated communities in which the Company sells natural gas at retail, the Company operates under franchises granted by the applicable municipal authorities. Franchises in Colorado must also be approved by the state regulatory commission. The duration of franchises varies with applicable law. In unincorporated areas, the Company's direct sales of natural gas are not subject to franchise, but, in all states except Nebraska, are "certificated" by the state regulatory commissions.

         Interstate Transportation and Storage Services. Facilities for the transportation of natural gas in interstate commerce and for storage services in interstate commerce are subject to regulation by FERC. In addition, the Company is subject to the requirements of FERC Order Nos. 497, et al., the Marketing Affiliate Rules, which govern the provision of information by an interstate pipeline to its marketing affiliates.

         Through agreements with its former wholesale customers, the Company was able to formulate and implement a plan which resulted in the transition to Order 636 services and which avoided the necessity of any gas supply cost recovery filings with FERC. As a part of its action on the Company's restructuring proposal, on January 13, 1994, FERC approved the offer of settlement which implemented the Company's gas supply realignment crediting mechanism.

         Gathering, Processing and Marketing Services. Under the Natural Gas Act, facilities used for and operations involving the production and gathering of natural gas are exempt from FERC jurisdiction, while facilities used for and operations involving interstate transmission are not exempt. However, FERC's determination of what constitutes exempt gathering facilities as opposed to jurisdictional transmission facilities has evolved over time. Under current law, facilities which otherwise are classified as gathering may be subject to ancillary FERC rate and service jurisdiction when owned by an interstate pipeline company and used in connection with interstate transportation or jurisdictional sales. FERC has historically distinguished between facilities owned by noninterstate pipeline companies, such as the Company's gathering facilities, on a fact-specific basis.

         The Kansas Corporation Commission, New Mexico Public Service Commission, Railroad Commission of Texas and Wyoming Public Service Commission have all recently expressed interest in asserting jurisdiction over gathering issues, and the Company is closely monitoring developments in this area.

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

         Because certain volumes of gas in interstate commerce are transported by the Company for third parties and by third parties on behalf of the Company, the operations of the Company's intrastate pipeline and marketing subsidiaries in Texas are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act. Of particular importance are regulations which allow increased access to interstate transportation services by both interstate and intrastate pipeline and marketing companies, without the necessity of obtaining prior FERC authorization for each transaction. The most important element of the program is nondiscriminatory access, under which a participating pipeline must agree, if capacity is available, to transport gas for any party requesting such service. The FERC also adopted a policy relating to the pass-through in pipeline rates to interstate transportation and sales customers of "buyout" or "buydown" costs prudently incurred in the settlement of take-or-pay liabilities. The effect on the Company and other pipelines of these pass-through costs has been to increase the cost of gas acquired from, and costs of transportation in, certain interstate pipelines.

         The interstate gas marketing activities of the Company's various marketing and pipeline subsidiaries are conducted either as unregulated first sales or pursuant to blanket certificate authority granted by the FERC under the Natural Gas Act.

         The Colorado Public Utilities Commission, Kansas Corporation Commission, Railroad Commission of Texas and the Wyoming Public Service Commission have authority to regulate the intrastate transportation, sale, delivery and pricing of natural gas by intrastate pipeline and distribution systems.

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

         The United States Oil Pollution Act of 1990 and regulations promulgated thereunder by the MMS impose a variety of requirements on persons who are or may be responsible for oil spills in waters of the United States. The term "waters of the United States" has been broadly defined to include inland waterbodies, including wetlands, playa lakes and intermittent streams. The Company has a limited number of oil and gas facilities that could affect "waters of the United States." The Federal Water Pollution Control Act, also known as the Clean Water Act, and regulations promulgated thereunder, require containment of potential discharges of oil or hazardous substances and preparation of oil spill contingency plans. The Company currently is implementing programs that address containment of potential discharges and spill contingency planning. The failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

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

         Federal and state regulations were changed as a result of the 1990 Amendments to the Clean Air Act. This affects the Company's operations in several ways. Natural gas compressors for both gathering and transmission activity are now required to meet stricter air emission standards. Additionally, states in which the Company operates are adopting new regulations under the authority of the "Operating Permit Program" under Title V of these 1990 Amendments. These Operating Permits will require operators of certain facilities to obtain individual site-specific air permits containing stricter operational and technological standards of operation in order to achieve compliance with this section of the 1990 Clean Air Act Amendments and associated state air regulations.

         The Toxic Substance Control Act (the "TSCA"), as amended, imposes liability on persons or persons who manufacture, process, distribute, use or dispose of TSCA-related chemicals, including such things as polychlorinated biphenyls ("PCBs"), asbestos, and lead-based paints. The Company has facilities which may contain such TSCA-related substances, and is currently implementing programs to address the identification and, if necessary, remediation of such facilities.

         Compliance with Federal, state and local provisions with respect to the protection of the environment has had no material effect upon capital expenditures, earnings, or the competitive position of the Company, except as described in Item 3, "Mystery Bridge Road Environmental Matters" and "Other Environmental Matters."

         Safety Regulation

         The operations of certain of the Company's gas pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Natural Gas Pipeline Safety Act of 1968 (the "NGPSA"), as amended. The NGPSA establishes safety standards with respect to the design, installation, testing, construction, operation and management of natural gas pipelines, and requires entities that own or operate pipeline facilities to comply with the applicable safety standards, to establish and maintain inspection and maintenance plans, and to comply with such plans.

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

         Other

         Amounts spent by the Company during 1994, 1993 and 1992 on research and development activities were not material.

(D)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         All of the Company's operations are in the contiguous 48 states.


ITEM 3:  LEGAL PROCEEDINGS

Mystery Bridge Road Environmental Matters

         The Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision"). The EPA's remedy consists of two parts, "Operating Unit One," which addresses the groundwater cleanup and "Operating Unit Two," which addresses cleanup procedures for the soil and free-phase petroleum product. A Consent Decree between the Company, the EPA and another PRP was entered on October 2, 1991, in the Wyoming Federal District Court. Groundwater cleanup under Operating Units One and Two have been proceeding since 1990 and 1992, respectively, and is expected to proceed through 1996 at a total cost remaining estimated not to exceed $150,000. (United States of America v. Dow Chemical Company, Dowell Schlumberger, Inc., and K N Energy, Inc., Civil Action No. 91CV1042, United States District Court for the District of Wyoming; formerly reported as Administrative Orders for Removal Action on Consent, October 15, 1987, and Amendment to Administrative Order for Removal Order on Consent, October 10, 1989, Docket No. CERCLA VII-88-01, United States Environmental Protection Agency; Judicial Entry of Consent Decree, United States v. Dow Chemical Company, et al. (D. Wyo) USDC-WY-91CV1042B, Superfund Site Number 8T83, Natrona County, Wyoming; EPA Docket Number CERCLA-VIII.)

Other Environmental Matters

         An environmental audit performed by the Company revealed that a grease known as Rockwell 860 had been used as a valve sealant at several of the Company's locations in Nebraska and Colorado. Rockwell 860 is a solid clay-like material which does not easily spill into the environment, but contains approximately ten percent PCBs. The PCBs are contained within the pipeline and valves at the subject locations. PCBs are regulated under the Toxic Substances Control Act. On March 31, 1993, the Company filed suit against Rockwell International Corporation, manufacturer of the valve sealant, and two other related defendants, alleging that the defendants were responsible for the Company's environmental expenses and commercial losses resulting from any EPA or state required PCB cleanup or mitigation. The Company settled with Rockwell, et al. in March 1994 which resolved all disputes between the parties. (K N Energy, Inc. and Rocky Mountain Natural Gas Company v. Rockwell International Corp et al., United States District Court for the District of Colorado, Case No. 93-711.)

         During February 1994, the Company submitted its Phase I Report and PCBs Work Plan to EPA Region VII (covering Nebraska) and EPA Region VIII (covering Colorado). During March 1994, EPA Region VIII accepted both the Phase I Report and the PCBs Work Plan as administratively complete. EPA Region VIII also granted the Company permission to proceed with implementation of the PCBs management and remediation activities described in its Work Plan to address sites in Colorado. EPA Region VII has not yet formally responded. The Company currently estimates the total cost of remediation to be approximately $1.7 million, a substantial portion of which is recoverable under the Rockwell settlement. The unrecoverable amount will not have a material adverse impact on the Company's financial position or results of operations. The PCBs cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas, and will occur over a period of years.

         Certain used pipe reclaimed at the Company's Holdrege, Nebraska pipeyard was wrapped with asphalt-saturated asbestos felt, which was commonly removed in accordance with Company practices. The removed wrap contains friable asbestos fibers above the regulatory standard. The Nebraska Department of Environmental Control, the agency having jurisdiction over this matter, was notified and approved the Company's remediation plan. Remediation was effectively completed in 1994 and the total cost is not expected to exceed $700,000. The asbestos cleanup program did not interrupt or diminish the Company's operational ability to gather or transport natural gas.

         In the spring of 1994, the Kansas Department of Health and Environment ("KDHE") notified a number of pipeline companies operating in Kansas, including K N, that residual elemental mercury might be present in the soils adjacent to certain natural gas metering facilities. In July 1994, the Company initiated a mercury sampling program on its systems in central and western portions of Kansas, pursuant to a five year assessment program which has been approved by the KDHE and will require that 20 percent (135) of the 675 sites be tested each year. The sampling for the first year has been completed; however, no determination regarding remediation has been reached at this time. The Company currently cannot estimate the extent of the remediation nor the costs, although the Company believes all or a portion of such costs will be recoverable from insurance carriers. On December 27, 1994, the Company received notice from the KDHE that no active remediation will be required until completion of the five-year assessment program. Such costs are not expected to have any material adverse impact on the Company's financial position or results of operations. The mercury cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         In May 1994, the Company discovered that use of a lubricating oil containing PCBs has caused contamination in certain equipment, soils and liquids at the Company's Scott City, Kansas, helium extraction facility. A Site Assessment Report has been submitted to the EPA for its review, and no response has yet been received. The Company's investigation of this situation is ongoing, and a workplan is being developed for EPA review. The Company estimates the total cost for remediation to be approximately $600,000, which is not expected to have a material adverse impact on the Company's financial position or results of operations. The PCBs cleanup program is not expected to interrupt or diminish the Company's operational ability at the helium facility.

         Effective April 1, 1992, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of the Maple Gas Corporation ("Maple"). The assets consisted of 10 natural gas processing plants and approximately 1,100 miles of related gas gathering pipelines. The Maple assets contained certain environmental liabilities for which the Company obtained indemnifications from Maple and the Cabot Corporation ("Cabot"). The Company is unable to estimate its potential exposure, if any, for such liabilities at this time, but does not expect them to have any material adverse impact on the company's financial position or results of operation.

         In November 1989, the Company acquired gathering and transmission assets from certain subsidiaries of Cabot. These assets contained certain environmental liabilities for which the Company obtained indemnities from Cabot pursuant to an Omnibus Acquisition Agreement. Issues have arisen concerning Cabot's indemnification obligations; however, in conjunction with the merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters. The Company believes it will be able to reach agreement with Cabot, and is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

Grynberg v. K N,et al.

         On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company and K N Gas Gathering, Inc., have violated Federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. No specific monetary damages have been claimed, although Grynberg has requested that any actual damages awarded be trebled. In addition, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from the Company's natural gas gathering and transportation system in northwest Colorado. On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff. (Grynberg v. K N, et al., Civil Action No. 92-2000, United States District Court for the District of Colorado.)

Westerman, et al. v. K N Energy, Inc.,et al.

         On December 8, 1994, K N and its wholly owned subsidiary K N Gas
Supply Services, Inc. were sued by gas producers in northeastern Colorado in District Court, Dallas County, Texas, under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado.
The producers assert take-or-pay claims for contract years 1993 and 1994 in the amount of $1,157,000 plus interest, as well as actual and punitive damages in the amount of $156,000,000 for breaches of contractual and fiduciary duties arising out of a January 1977 Farmout Agreement between the producers and K N.

         On December 21, 1994, the lawsuit was removed from Texas state court to the United States District Court for the Northern District of Texas (Dallas). (Westerman, et al. v. K N Energy, Inc. and K N Gas Supply Services, Inc., Civil Action No.:3:94-CV-2773-X, United States District Court for the Northern District of Texas, Dallas Division.)

Take-or-Pay Matters

         Certain of the companies acquired from Cabot when the Company acquired the Westar System were parties to a number of lawsuits or were subject to asserted claims by natural gas purchase contracts containing take-or-pay provisions, which require the purchaser either to take a minimum amount of gas or to pay for such minimum quantities. All of these lawsuits and most claims have been resolved under terms which the Company considers favorable. Most gas suppliers of the Company have entered into excess gas purchase contracts with one of the Company's gas marketing subsidiaries. These excess gas purchases contracts are generally credited against take-or-pay gas volumes, which minimizes take-or-pay exposure.

         The Basket Agreement between the Company and Cabot provides for an equal sharing of up to $40 million (any excess will be borne solely by Cabot) between the Company and Cabot of certain gas contract take-or-pay liabilities of the companies acquired from Cabot for periods prior to the closing date of the acquisition from Cabot and for certain other potential gas contract claims. (See "Items 1 and 2: Business and Properties"). The Company's maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $6.0 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot, and as such will not have a material adverse effect on the Company's financial position or results of operation. As of December 31, 1994, the Company had made net payments of approximately $12.4 million.

         The Company is also involved in various disputes and litigation arising in the normal course of business including take-or-pay exposure not covered by the matters discussed above, including the Westerman litigation described in this Item 3. The Company believes that it has adequate defenses or insurance coverage relating to such litigation and that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification and Business Experience of Executive Officers

            Name                  Age                  Position and Business Experience
- - -----------------------------     ---  ------------------------------------------------------------------------------
Judith A. Aden  . . . . . . .     53   Vice President and Treasurer since March 1991.  Treasurer since January 1981.
                                       Assistant Secretary since March 1989.

William E. Asbury . . . . . .     42   Vice President, Gas Service since 1988.

Eugene B. Bade  . . . . . . .     48   Vice President and Controller since May 1993. Vice President of K N Gas
                                       Marketing, Inc. from April 1989 to May 1993.  Director of Internal Audit from
                                       November 1985 to April 1989.

Charles W. Battey . . . . . .     63   Chairman since January 1989.  Chief Executive Officer from January 1989 to July
                                       1994.  Director since 1971.

Richard M. Buxton . . . . . .     46   Vice President, Strategic Planning and Financial Services since March 1991.
                                       Director, Financial Services from 1986 to March 1991.

David M. Carmichael . . . . .     56   Vice Chairman and Director since July 1994.  Chairman of the Board and Chief
                                       Executive Officer of AOG since 1986.  President of AOG until October 1993.

Samuel H.Charlton, III  . . .     50   Vice President since January 1995.  Sr. Vice President of certain K N subsidiaries since July 1994.  Sr. Vice President - Gas Marketing and Supply for AOG from
                                       February 1994 to July 1994.  Vice President Gas Marketing of AOG from April 1993 to February 1994. Vice President Marketing and Transportation for

                                       Wintershall Energy, a division of BASF Corporation from September 1990 to July 1992.
                                       Vice President and Regional Manager for Delhi Gas Pipeline Corporation from February
                                       1988 to September 1990.


John N. DiNardo . . . . . . .     47   Vice President - Gas Gathering since March 1994.  General Manager of K N Gas
                                       Gathering, Inc. and K N Front Range Gathering Company from May 1993 to March
                                       1994.  Director of Project Development for K N Gas Gathering, Inc. from August
                                       1991 to May 1993.  Consultant to K N Gas Gathering, Inc. from 1989 to August
                                       1991.  Partner DiNardo, Markham Energy Consultants from 1976 to 1989.

Thomas H. Fanning . . . . . .     46   Vice President since January 1995.  Sr. Vice President, Chief Financial Officer
                                       and Treasurer of certain K N subsidiaries since July 1994.  Sr. Vice President,
                                       Chief Financial Officer and Treasurer of AOG from October 1993 to July 1994.
                                       Vice President, Controller and Chief Accounting Officer of AOG from May 1990 to
                                       October 1993.  Director, Contract Administration AOG from December 1987 to May
                                       1990.

William S. Garner, Jr.  . . .     45   Vice President, General Counsel and Secretary since April 1992. Vice President and General Counsel from January 1991 to April 1992.  Vice President and Deputy
                                       General Counsel from September 1989 through 1990.  Vice President, Law from June
                                       1988 to September 1989.

Larry D. Hall . . . . . . . .     52   President and Chief Executive Officer since July 1994.  President and Chief
                                       Operating Officer from May 1988 to July 1994.  Director since 1984.

S. Wesley Haun  . . . . . . .     47   Vice President, Marketing and Supply since May 1993. Vice President, Gas Supply from March 1990 to May 1993.  Vice President, Gas Acquisition from November 1988 to March 1990.

Leland L. Hurst . . . . . . .     64   Senior Vice President  since June 1988.

E. Wayne Lundhagen  . . . . .     58   Vice President, Finance and Accounting since May 1988.

John W. Simonton  . . . . . .     49   Vice President, Administration and Human Resources since May 1988.

H. Rickey Wells . . . . . . .     38   Vice President, Operations since June 1988.

         These officers generally serve until March of each year.

(B)      Involvement in Certain Legal Proceedings

                 None.

                                   PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is listed for trading on the New York Stock Exchange under the symbol KNE. Dividends paid and the price range of the Company's common stock by quarters for the last two years, are provided below.

                                         1994                                 1993
                                         ----                                 ----
Market Price Data
(Low-High-Close)
 Quarter Ended:
         March 31               $22.00-$25.50-$22.50                  $18.67-$24.67-$23.50
         June 30                 21.25- 23.75- 22.25                   22.17- 24.67- 24.33
         September 30            22.00- 26.875-26.125                  23.33- 26.83- 26.67
         December 31             20.75- 26.125-23.75                   24.75- 30.00- 25.75

Dividends
 Quarter Ended:
         March 31                      $0.133*                              $0.121*
         June 30                        0.133*                               0.121*
         September 30                   0.24                                 0.133*
         December 31                    0.25                                 0.133*

Common Stockholders
 Year-end                              8,933                                 8,265

* Pre-merger dividend rate reflects the effect of pooling of interests accounting. AOG did not pay a dividend on common stock.

ITEM 6:  SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW

Selected Financial Data (In Thousands Except Per Share Amounts)

                                  1994                  1993                 1992                  1991               1990
                                  ----                  ----                 ----                  ----               ----
OPERATING REVENUES:
Retail Natural Gas Services    $  213,088            $  202,975           $  188,073             $220,726           $206,121
Interstate Transportation and
  Storage Services                 21,044                99,838              127,611              130,821            132,558
Gathering, Processing and
  Marketing Services              838,474               730,895              507,756              424,586            468,629
Gas and Oil Production             11,328                 5,321                4,710                3,053              3,164
                               ----------            ----------           ----------             --------           --------
Total Operating Revenues       $1,083,934            $1,039,029           $  828,150             $779,186           $810,472
                               ==========            ==========           ==========             ========           ========
OPERATING INCOME               $   54,175            $   80,204           $   83,757             $ 81,490           $ 69,282
Other Income (Deductions)         (29,354)              (30,736)             (27,347)             (23,134)           (27,693)
                               ----------            ----------           ----------             --------           --------
INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                            24,821                49,468               56,410               58,356             41,589
Income Taxes                        9,500                18,599               20,068               21,282             16,526
                               ----------            ----------           ----------             --------           --------
INCOME FROM CONTINUING
  OPERATIONS                       15,321                30,869               36,342               37,074             25,063
Income (Loss) from
  Discontinued Operations               -                     -                    -              (17,250)               320
                               ----------            ----------           ----------             --------           --------
INCOME BEFORE EXTRAORDINARY
  ITEM                             15,321                30,869               36,342               19,824             25,383
Extraordinary Item                      -                     -                    -                    -             30,244
                               ----------            ----------           ----------             --------           --------
NET INCOME                         15,321                30,869               36,342               19,824             55,627
Less - Preferred Stock
  Dividends                           630                   853                2,976                4,808              5,470
                               ----------            ----------           ----------             --------           --------
EARNINGS AVAILABLE FOR
  COMMON STOCK                 $   14,691            $   30,016           $   33,366             $ 15,016           $ 50,157
                               ==========            ==========           ==========             =========          ========
EARNINGS PER COMMON SHARE:
Continuing Operations          $     0.52            $     1.09           $     1.34             $   1.45           $   0.89
Discontinued Operations                 -                     -                    -                (0.77)              0.01
Extraordinary Item                      -                     -                    -                    -               1.37
                               ----------            ----------           ----------             --------           --------
Total Earnings Per Common
  Share                        $     0.52            $     1.09           $     1.34             $   0.68           $   2.27
                               ==========            ==========           ==========             ========           ========

DIVIDENDS PER COMMON SHARE     $     0.76            $     0.51           $     0.51             $   0.51           $   0.46
                               ==========            ==========           ==========             ========           ========
NUMBER OF SHARES USED IN
  COMPUTING EARNINGS PER
  COMMON SHARE                     28,044                27,424               24,828               22,320             22,098
                               ==========            ==========           ==========             =========          ========
TOTAL ASSETS                   $1,172,384            $1,169,275           $1,007,411             $816,514           $828,525
                               ==========            ==========           ==========             ========           ========
CAPITAL EXPENDITURES           $   70,596            $  100,780           $   74,787             $ 69,080           $ 51,656
                               ==========            ==========           ==========             ========           ========
ACQUISITIONS                   $   31,363            $   65,172           $  110,833             $      1           $  7,684
                               ==========            ==========           ==========             ========           ========

CAPITALIZATION:
Common Stockholders' Equity    $  393,686  54%       $  391,462  53%      $  347,738  51%        $256,605  50%      $251,208  50%
Preferred Stock                     7,000   1%            7,000   1%          26,310   4%          31,360   6%        31,360   6%
Preferred Stock Subject to
  Mandatory Redemption              1,715   -%            2,858   -%           4,500   1%           6,643   1%        21,286   4%
Long-Term Debt                    334,644  45%          335,190  46%         303,224  44%         222,850  43%       199,586  40%
                               ---------- ----       ---------- ----      ---------- ----        -------- ----      -------- ----
Total Capitalization           $  737,045 100%       $  736,510 100%      $  681,772 100%        $517,458 100%      $503,440 100%
                               ========== ====       ========== ====      ========== ====        ======== ====      ======== ====

BOOK VALUE PER COMMON SHARE    $    14.25            $    14.39           $    13.60             $  11.60           $ 11.45
                               ==========            ==========           ==========             ========           ========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS OF OPERATIONS

         In the third quarter of 1994, the Company expensed $25.9 million of non-recurring costs related to the merger of AOG into K N and to the restructuring of the Company's retail natural gas services segment. These costs, primarily professional fees, severance-related expenses and the write-off of certain information systems costs, reduced 1994 net income by $19.3 million, or $0.69 per common share.

         Excluding the effect of the merger and restructuring costs, net income was $34.7 million, $30.9 million and $36.3 million for 1994, 1993 and 1992, respectively. After payment of preferred dividends, the respective earnings per common share were $1.21, $1.09 and $1.34.

         The improvement in 1994 earnings over 1993 was attributable to rate increases in both retail and interstate system jurisdictions, increased deliveries to irrigation customers and expense reductions resulting from the merger. Net income in 1993 was reduced by a $4.5 million (pre-tax) write-down of an investment in a well servicing company. Operating results were adversely affected by mild fourth quarter 1994 weather (impacting systems throughput as well as margins on nonregulated gas sales) and lower 1994 prices for natural gas liquids ("NGLs").

         The decline in 1993 earnings reflected the impact of unfavorable summer weather on gas sales to irrigation customers, a significant decline in prices for NGLs during the second half of 1993, and the investment write-down referred to previously. Incremental earnings from 1993 and 1992 acquisitions of natural gas gathering and processing facilities, favorable resolution of retail rate cases and insurance settlements related to environmental issues partially offset the unfavorable 1993 factors.

RESULTS OF OPERATIONS

         Operating results by business segment, excluding the non-recurring merger and restructuring costs, and consolidated other income and (deductions) and income taxes are discussed below. The Company's retail natural gas services segment, which includes its Colorado and Wyoming intrastate operations, and the interstate transportation and storage services segment have been combined to provide meaningful comparisons. The interstate segment became a separate business unit effective with the implementation of Federal Energy Regulatory Commission ("FERC") Order No. 636 ("Order 636") on October 1, 1993. Segment operating revenues, gas purchases, operations and maintenance expenses, and volumetric data cited below are before intersegment eliminations (dollars in millions).

RETAIL NATURAL GAS SERVICES AND
INTERSTATE TRANSPORTATION AND STORAGE SERVICES                           1994                 1993               1992
                                                                         ----                 ----               ----
Operating Revenues -
    Gas Sales                                                           $207.7                $254.5            $272.1
    Transportation and Storage                                            30.6                  30.6              17.3
    Natural Gas Liquids and Other                                          6.4                  28.4              31.2
                                                                        ------                ------            ------
                                                                         244.7                 313.5             320.6
                                                                        ------                ------            ------
Operating Costs and Expenses -
    Gas Purchases                                                         92.7                 133.6             150.9
    Operations and Maintenance                                            83.8                 100.6              91.1
    Depreciation, Depletion and Amortization                              20.5                  21.3              20.9
    Taxes, Other Than Income Taxes                                         8.9                  10.1               9.4
                                                                        ------                ------            ------
                                                                         205.9                 265.6             272.3
                                                                        ------                ------            ------
Operating Income                                                        $ 38.8                $ 47.9            $ 48.3
                                                                        ======                ======            ======
Systems Throughput (Trillion Btus) -
    Gas Sales                                                             40.8                  58.4              67.4
    Transportation                                                       111.9                  97.2              79.0
                                                                        ------                ------            ------
                                                                         152.7                 155.6             146.4
                                                                        ======                ======            ======
Natural Gas Liquids (Millions of Gallons)                                 12.9                  81.3              74.4
                                                                        ======                ======            ======

         The decline in 1994 and 1993 gas sales revenues and volumes and gas purchases primarily reflects the implementation of Order 636, which became effective October 1, 1993. As a result, merchant services to wholesale customers were converted to transportation and storage services. Gas sales volumes to wholesale customers totaled 16.4 trillion Btus and 26.8 trillion Btus in 1993 and 1992, respectively. In addition to Order 636, effective January 1, 1994, the interstate segment's principal gas processing plant and substantially all of its gathering facilities were transferred to a nonjurisdictional subsidiary included in the gathering, processing and marketing services business segment. Accordingly, the above table reflects
results of K N's rate-regulated businesses post-Order 636.   The increase in
1993 transportation and storage revenues and volumes, compared to 1992, largely resulted from the Order 636-related change in service to wholesale customers. The full year's impact of Order 636 on 1994 transportation and storage revenues was offset by the effect of the transfer of gathering facilities. The decline in this segment's 1994 NGLs and other revenues, NGLs volumes, operations and maintenance expenses, and depreciation, depletion and amortization was primarily due to the transfer of properties. Operations and maintenance expenses were favorably impacted in the second half of 1994 due to merger savings.

         Rate activity and weather have significantly influenced the operating results of this business segment. Favorable resolution of retail and interstate system rate cases generated additional annual revenues of $10.7 million during 1994. Retail rate activity in 1993 resulted in additional annual revenues of $4.9 million. The level of sales and transportation volumes delivered to irrigation customers depends on precipitation levels during the summer months. These volumes totaled 10.1 trillion Btus, 4.9 trillion Btus and
8.1 trillion Btus in 1994, 1993 and 1992, respectively. Retail sales volumes related to space heating were approximately the same in 1994 and 1992; however, 1993 sales volumes were approximately 4 trillion Btus higher, or 11 percent higher, than 1994 or 1992 due to colder weather.

GATHERING, PROCESSING AND
MARKETING SERVICES                                                    1994                  1993                1992
                                                                      ----                  ----                ----
Operating Revenues -
    Gas Sales                                                        $720.3                $638.5              $427.4
    Transportation and Gathering                                       45.2                  32.3                14.2
    Natural Gas Liquids and Other                                     120.5                  89.4                66.3
                                                                     ------                ------              ------
                                                                      886.0                 760.2               507.9
                                                                     ------                ------               -----
Operating Costs and Expenses -
    Gas Purchases                                                     726.6                 636.7               412.2
    Operations and Maintenance                                         88.3                  67.6                42.3
    Depreciation, Depletion and Amortization                           25.8                  20.0                15.4
    Taxes, Other Than Income Taxes                                      6.9                   4.9                 3.3
                                                                     ------                ------              ------
                                                                      847.6                 729.2               473.2
                                                                     ------                ------              ------
Operating Income                                                     $ 38.4                $ 31.0              $ 34.7
                                                                     ======                ======              ======
System Throughput (Trillion Btus) -
    Gas Sales                                                         353.0                 290.3               225.3
    Transportation                                                    318.7                 222.3               136.8
                                                                     ------                ------              ------
                                                                      671.7                 512.6               362.1
                                                                     ======                ======              ======
Natural Gas Liquids (Millions of Gallons)                             375.0                 241.0               171.1
                                                                     ======                ======              ======

         Operating results of this business segment, which include the merged AOG assets, were significantly impacted in 1994 by the transfer to this segment of certain properties from the interstate segment, as explained previously. In addition, 1994 revenues, expenses and operating income reflect the full year contribution of gathering and processing asset acquisitions in 1993 and 1992. In April 1992, the Company acquired 10 processing plants and related gathering systems. In October 1992, the Company assumed operations of the Douglas gathering and processing system. The Wattenberg gathering and transmission system was acquired in April 1993, and the Wind River joint-venture gathering facilities were acquired in June 1993.

         Operating results in 1994 and 1993 were adversely impacted by declining NGLs prices and lower margins on 1994 gas sales due, primarily, to unfavorable weather. The average NGLs price per gallon for 1994 was approximately $0.04 below 1993 prices; average prices for 1993 were $0.03 per gallon lower than 1992. Earnings from properties transferred from the interstate segment and expense reductions resulting from the merger more than offset the impact on segment operating income of lower 1994 NGLs prices and gas sales margins. The positive contributions of acquisitions (approximately $1.8 million of incremental operating income) to 1993 pre-tax earnings partially offset the effects of lower NGLs prices.

GAS AND OIL PRODUCTION                                                        1994            1993          1992
                                                                              ----            ----          ----
Operating Revenues -
    Gas and Oil Sales                                                        $11.5            $7.2          $5.3
    Other                                                                      2.6             1.3           1.8
                                                                             -----            ----          ----
                                                                              14.1             8.5           7.1
                                                                             -----            ----          ----
Operating Costs and Expenses -
    Operations and Maintenance                                                 6.0             3.2           2.6
    Depreciation, Depletion and Amortization                                   4.0             3.3           3.1
    Taxes, Other Than Income Taxes                                             1.2             0.7           0.6
                                                                             -----            ----          ----
                                                                              11.2             7.2           6.3
                                                                             -----            ----          ----
Operating Income                                                             $ 2.9            $1.3          $0.8
                                                                             =====            ====          ====
Gas and Oil Production (Equivalent Bcf)                                        6.6             3.7           2.6
                                                                             =====            ====          ====

         Sustained increases in revenues, expenses and production have resulted from acquisitions of gas and oil reserves and production in February 1994 and July 1992. In October 1994, the Company sold a 50 percent interest in the gas reserves and production acquired earlier in 1994. At December 31, 1994, net proved reserves were approximately 50 Bcf equivalent of natural gas.


OTHER INCOME AND (DEDUCTIONS)                                                1994             1993           1992
                                                                             ----             ----           ----
Interest Expense                                                            $(31.6)          $(30.5)        $(27.0)
Minority Interests and Other, Net                                              2.2             (0.2)          (0.3)
                                                                            ------           ------         ------
                                                                            $(29.4)          $(30.7)        $(27.3)
                                                                            ======           ======         ======

         Increases in interest expense resulted from the issuance of long-term debt to fund capital expenditures and acquisitions. The impact of higher amounts of long-term borrowings has been partially offset by the refunding of $65 million of higher coupon debt in 1993 and 1992. The Company realized a $1.5 million gain from the sale of a gathering system in the 1994 second quarter, which is included in "Minority Interests and Other, Net".

INCOME TAXES                                                                 1994             1993           1992
                                                                             ----             ----           ----
Provisions                                                                  $ 9.5            $18.6          $20.1
                                                                            =====            =====          =====
Effective Tax Rate                                                           38.3%            37.6%          35.6%
                                                                            =====            =====          =====

         The 1994 effective tax rate reflects the non-deductibility of certain merger costs. Additionally, the one percent increase in the Federal tax rate, due to enactment of the Revenue Reconciliation Act of 1993, impacted the effective tax rate for both 1994 and 1993. Refer to Note 8 of Notes to Consolidated Financial Statements for a reconciliation of statutory rates to effective rates.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash during 1994 were generated from operations, the issuance of long-term debt, the sale of contract demand receivables and short-term borrowings. Principal non-operating cash outflows included capital expenditures and acquisitions, redemptions of long-term debt and preferred stock, and payments of interest and dividends.

CASH FLOWS FROM OPERATING ACTIVITIES

         Excluding the $41 million of proceeds from the sale of contract demand receivables and cash expenditures of $18.1 million related to the merger and restructuring, 1994 net cash flows from operations were $68.3 million, compared with $67.9 million and $51.0 million for 1993 and 1992, respectively. Net operating cash flows for 1994 and 1992 were adversely impacted by higher income tax payments, gas prepayments and litigation and environmental settlements.

CAPITAL EXPENDITURES AND COMMITMENTS

         Excluding acquisitions, 1994 capital expenditures totaled $70.6 million compared with expenditures of $100.8 million in 1993 and $74.8 million in 1992. The higher level of spending in 1993 was due to implementation of Order 636 (measurement facilities and systems) and construction of new corporate office facilities.

         The 1995 capital expenditures budget totals $73.9 million, excluding acquisitions. On February 16, 1995, the Company acquired natural gas transmission pipeline and storage assets in Texas for approximately $80 million. The Company is negotiating the termination of certain pre-Order 636 gas purchase contracts with producers. This could result in significant expenditures in 1995.

         The Company does not believe it has a material exposure related to take-or-pay matters. Generally, all amounts paid by the Company for take-or-pay are either fully recoupable under the terms of the gas purchase contracts, or are recoverable from offsetting gas purchase obligations under certain contractual arrangements. Take-or-pay obligations, including payments of above-market prices incurred with respect to the Company's retail distribution operations, are recoverable through purchased gas adjustment clauses in existing state or local regulations. At December 31, 1994, the cumulative amount of take-or-pay payments was $12.5 million.

CAPITAL RESOURCES

         Short-term borrowings were $60.0 million and $47.0 million at year-end 1994 and 1993, respectively. The Company has credit agreements with 10 banks to either borrow or use as commercial paper support up to $225 million. Additionally, $125 million of debt securities are issuable under K N's 1993 shelf registration statement filed with the Securities and Exchange Commission. At December 31, 1994, the Company's long-term debt to capitalization ratio was 45 percent and the weighted-average cost of its long-term debt was 8.9 percent.

         Following the March 1994 announcement of the K N-AOG merger, Standard and Poor's and Fitch Investor Service placed the Company under credit watch. Subsequently, the two agencies affirmed their previous ratings and Moody's Investors Services upgraded the rating of the Company's debt securities from A3 to A2.

         The Company expects that 1995 cash requirements for debt service, preferred stock redemptions, dividends and capital expenditures will be provided by internal cash flows, short-term borrowings and the issuance of common stock for dividend reinvestment and employee benefit plans. The issuance of long-term debt, if any, will be dependent on market conditions. The February 1995 acquisition of natural gas transmission pipeline and storage assets will be funded by short-term borrowings and an operating lease.

REGULATION

         Beginning in 1993 and continuing into 1994, the Company has restructured to take advantage of the opportunities and comply with the requirements of Order 636. The competitive opportunities accompanying the unbundling of natural gas services under Order 636 are challenging the Company to become a more customer-responsive provider of natural gas services. In response to this challenge, the Company is repositioning its workforce to be a more dynamic, agile and accessible provider of services and products demanded by its customers.

         In all of its regulatory jurisdictions, rates are currently determined on cost-based regulation. At the present time, the Company does not expect a significant change in the manner in which rates are set by regulators. Additionally, the impact of competition has not yet fully impacted the Company's businesses, and to date has generally resulted in conversion of services from the "bundled" merchant and transportation function to transportation services only. The gas cost component of the bundled service rate recovers only actual costs incurred.

RISK MANAGEMENT

         To minimize the risk of price changes in the natural gas and NGLs markets and interest rate fluctuations, the Company uses certain financial instruments for hedging purposes only. These instruments include energy futures traded on the New York Mercantile Exchange and over-the-counter markets, including fixed price and basis swaps, options, and interest rate swaps and caps.

         During 1994, K N's Board of Directors approved formal energy price risk management policies and procedures. These policies and procedures include the formation of a price risk management committee, and guidelines for authorizing the types of hedging instruments, contract limits, and approval levels. The policy also states that at no time will the Company enter into speculative trading.

OUTLOOK

MERGER

         The merged Company operates along an axis of major gas supply basins stretching from the northern Rocky Mountain region through the Mid-Continent to south Texas. Access to six major, geographically diverse producing basins enables the Company to balance complementary peaking periods with a greater choice of supply alternatives. The Company's gas supply group is continually searching for opportunities to achieve lower gas supply costs, while seeking to take advantage of the Company's broader gas supply access. Additional future opportunities to provide broader gas supply access for the Company will come from its participation in the proposed TransColorado Pipeline Project and from the February 1995 acquisition of pipeline and storage assets. These assets are connected to currently existing assets in West Texas and provide expanded opportunities with new and existing customers.

         The ongoing marketing efforts of the merged Company are expected to yield efficiencies in purchasing gas supplies, provide leverage in contracting for those supplies and improve utilization of the systems by increasing sales to customers in non-historical market areas. In addition, the Company plans to increase its emphasis on converting current spot market sales to longer-term premium markets and in developing incremental marketing, transportation, storage and other service opportunities, while retaining the current retail and on-system markets as a base load.

         At year-end 1994, the Company had over 46 Bcf of working gas storage capacity in conventional and salt cavern storage fields near major pipeline interconnects in the Rocky Mountain, Mid-Continent and Permian Basin areas. An additional six Bcf of working gas storage capacity, strategically located near Houston, Texas, was acquired in the Company's February 1995 transaction. The combined deliverability from these storage fields is over 750 MMcf of gas per day. The key locations of these storage fields means that the merged Company will be able to provide a broader range of services to its customers, including physical gas movement between market centers, load balancing services and delivery reliability supported by storage.

         The Company expects to realize greater leverage in the sales of NGLs in 1995 as a result of the merger and incremental throughput. The consolidated sales volumes of NGLs in 1994 were 385 million gallons.

         Incremental throughput volumes on the Company's Texas systems provide additional gas supply volumes that are transported through downstream pipelines and may be purchased and sold to incremental markets.

         Continued cost savings will result from consolidation of administrative and operational staff, space requirements and information systems and from eliminating certain outside legal, accounting and other services. Reduction in personnel in 1994 totaled 115 persons at an annual savings of $7.0 million. Cash costs related to the merger and restructuring were $18.1 million in 1994 and are expected to be $5.3 million in 1995.

         At December 31, 1994, the Company had equity capital of approximately $401 million and a long-term debt to total capitalization ratio of approximately 45 percent, which provides significant financial flexibility to pursue continued growth opportunities. The performance of the combined Company is expected to increase cash flow from operations and provide for positive earnings momentum.

LITIGATION/ENVIRONMENTAL

         The Company has been sued in Dallas County, Texas, by Westerman, et al., for breach of contractual and fiduciary duties, including take-or-pay claims, covering properties in Colorado. The Company denies the allegations. In a separate lawsuit filed in federal court in Colorado, the Company has sued the plaintiffs and others asserting that contractual provisions require payment of refunds for gas purchased at above-market prices and, prospectively, for a reduction in gas prices paid under the contracts to market levels. The actual damages claimed by Westerman, et al., total $1.5 million and the punitive damages claimed total $156 million. Although these substantial claims have been made, the Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse impact on the Company's results of operations or financial position.

         As discussed in Note 6 of Notes to Consolidated Financial Statements, the Company has reported certain environmental liabilities assumed as a result of the July 13, 1994 merger. Included in these liabilities were certain environmental matters related to the Company's acquisition of various assets from the Cabot Corporation in 1989. While the Cabot Corporation agreed to indemnify the Company against certain of these liabilities, the Company may be responsible for certain costs associated with remediation in the future. The Company is presently unable to determine what, if any, dollar amount is associated with this contingency.

         The Company's overall potential environmental cost exposure for 1995 is estimated to be approximately $1 million. A substantial part of the Company's 1995 environmental costs are either recoverable through insurance and indemnification provisions, or have been expensed as part of ongoing business.

         Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on the Company's pending litigation and environmental matters. Company management believes it has established adequate reserves such that resolution of pending litigation and environmental matters will not have a material adverse impact on the Company's financial position or results of operations.

SIGNIFICANT OPERATING VARIABLES

         Natural gas prices have continued on a steady downward trend during 1994 and early 1995. While the Company cannot know actual future prices of natural gas, continued unusually warm winter weather conditions nationwide could cause the downward trend to continue. The Company, however, is partially insulated from the severe impact of such a continuing downturn because of its diverse array of services offered, which span the natural gas value stream from wellhead to burnertip. Although the Company's earnings and success are not directly tied to natural gas price exposure, if the downturn continues over time and affects the industry to the degree the Company experiences significantly reduced gas flows throughout its pipeline systems, the Company's earnings could be negatively impacted.

         As part of the processing business, NGLs are extracted from the raw natural gas stream and sold. The average prices for NGLs declined significantly during the second half of 1993 and showed some additional decline in 1994. Over the past six months, prices have been relatively stable. The Company expects a low likelihood of further material price declines in this market arena in the near future. For purposes of comparison, a one cent change in average NGLs prices impacts the Company's operating income by approximately $2.0 million.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To K N Energy, Inc.:

         We have audited the accompanying consolidated balance sheets of K N Energy, Inc. (a Kansas corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K N Energy, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As explained in Note 12 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits effective January 1, 1994, and its method of accounting for postretirement benefits other than pensions effective January 1, 1993.

                                                        /s/ Arthur Andersen LLP

Denver, Colorado
   February 16, 1995.

CONSOLIDATED STATEMENTS OF INCOME
K N ENERGY, INC. AND SUBSIDIARIES

                                                                                    YEARS ENDED DECEMBER 31
                                                                                    -----------------------
                                                                             1994            1993            1992
                                                                         ----------       ----------       --------
                                                                          (In Thousands Except Per Share Amounts)
OPERATING REVENUES:
Retail Natural Gas Services                                              $  213,088       $  202,975       $188,073
Interstate Transportation and Storage Services                               21,044           99,838        127,611
Gathering, Processing and Marketing Services                                838,474          730,895        507,756
Gas and Oil Production                                                       11,328            5,321          4,710
                                                                         ----------       ----------       --------
Total Operating Revenues                                                  1,083,934        1,039,029        828,150
                                                                         ----------       ----------       --------
OPERATING COSTS AND EXPENSES:

Gas Purchases                                                               763,228          728,960        557,168
Operations and Maintenance                                                  173,283          169,525        134,563
Depreciation, Depletion and Amortization                                     50,278           44,644         39,353
Taxes, Other Than Income Taxes                                               17,025           15,696         13,309
Merger and Restructuring Costs                                               25,945                -              -
                                                                         ----------       ----------       --------
Total Operating Costs and Expenses                                        1,029,759          958,825        744,393
                                                                         ----------       ----------       --------

OPERATING INCOME                                                             54,175           80,204         83,757
                                                                         ----------       ----------       --------
OTHER INCOME AND (DEDUCTIONS):

Interest Expense                                                            (31,605)         (30,513)       (27,012)
Minority Interests                                                             (659)             292         (1,559)
Other, Net                                                                    2,910             (515)         1,224
                                                                         ----------       ----------       --------
Total Other Income and (Deductions)                                         (29,354)         (30,736)       (27,347)
                                                                         ----------       ----------       --------
INCOME BEFORE INCOME TAXES                                                   24,821           49,468         56,410
Income Taxes                                                                  9,500           18,599         20,068
                                                                         ----------       ----------       --------
NET INCOME
Less - Preferred Stock Dividends                                             15,321           30,869         36,342
                                                                                630              853          2,976
                                                                         ----------       ----------       --------
EARNINGS AVAILABLE FOR
    COMMON STOCK                                                         $   14,691       $   30,016       $ 33,366
                                                                         ==========       ==========       ========
EARNINGS PER COMMON SHARE                                                $     0.52       $     1.09       $   1.34
                                                                         ==========       ==========       ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                                       DECEMBER 31
                                                                                       -----------
                                                                             1994                      1993
                                                                             ----                      ----
                                                                                     (In Thousands)
   ASSETS
   CURRENT ASSETS:
   Cash and Cash Equivalents                                              $   20,613                $   14,353
   Accounts Receivable                                                       151,834                   177,146
   Contract Demand Receivables (Note 1(I))                                         -                    38,732
   Material and Supplies, at Average Cost                                     12,687                    11,604
   Gas in Underground Storage                                                 31,695                    20,853
   Prepaid Gas                                                                12,456                    11,689
   Exchange Gas and Other                                                     50,029                    38,479
                                                                          ----------                ----------
                                                                             279,314                   312,856
                                                                          ----------                ----------
   INVESTMENTS                                                                 9,186                     5,280
                                                                          ----------                ----------
   NET PROPERTY, PLANT AND EQUIPMENT (NOTE 7)                                850,649                   815,704
                                                                          ----------                ----------
   DEFERRED CHARGES AND OTHER ASSETS                                          33,235                    35,435
                                                                          ----------                ----------
                                                                          $1,172,384                $1,169,275
                                                                          ==========                ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
   Current Maturities of Preferred Stock and Long-Term Debt               $   30,384                $   26,837
   Notes Payable                                                              60,000                    47,000
   Accounts Payable                                                          108,755                   145,672
   Accrued Taxes                                                               6,197                    10,474
   Exchange Gas and Other                                                     50,434                    33,348
                                                                          ----------                ----------
                                                                             255,770                   263,331
                                                                          ----------                ----------
   DEFERRED LIABILITIES, CREDITS AND RESERVES:
   Deferred Income Taxes                                                      96,054                    89,831
   Deferred Revenues (Note 1(I))                                              42,090                    43,692
   Other                                                                      28,194                    22,136
                                                                          ----------                ----------
                                                                             166,338                   155,659
                                                                          ----------                ----------
   LONG-TERM DEBT                                                            334,644                   335,190
                                                                          ----------                ----------
   MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                               13,231                    13,775
                                                                          ----------                ----------
   COMMITMENTS AND CONTINGENT LIABILITIES
      (NOTES 1, 6 AND 15)
   PREFERRED STOCK SUBJECT TO MANDATORY
         REDEMPTION                                                            1,715                     2,858
                                                                          ----------                ----------
   STOCKHOLDERS' EQUITY:
   Preferred Stock                                                             7,000                     7,000
                                                                          ----------                ----------
   Common Stock:
      Authorized - 50,000,000 Shares, Par Value $5 Per Share
      Outstanding - 27,617,531 and 27,200,967 Shares, Respectively           138,088                   136,005
   Additional Paid-in Capital                                                170,932                   164,427
   Retained Earnings                                                          86,032                    92,187
   Deferred Compensation                                                        (378)                   (1,157)

   Treasury Stock, at Cost, (44,417 and 0 Shares, Respectively)                 (988)                        -
                                                                          ----------                ----------
   Total Common Stockholders' Equity                                         393,686                   391,462
                                                                          ----------                ----------
   Total Stockholders' Equity                                                400,686                   398,462
                                                                          ----------                ----------
                                                                          $1,172,384                $1,169,275
                                                                          ==========                ==========

   The accompanying notes are an integral part of these balance sheets.

 CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
 K N ENERGY, INC. AND SUBSIDIARIES
 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                           COMMON STOCK           TREASURY STOCK       ADDITIONAL   DEFERRED
                                     ------------------------   ------------------      PAID-IN      COMPEN-    RETAINED
                                       SHARES         AMOUNT     SHARES     AMOUNT      CAPITAL      SATION     EARNINGS
                                     ----------      --------   -------    -------     ----------   --------    --------
                                                                   (Dollars In Thousands)
 BALANCE, DECEMBER 31,1991           14,743,101      $ 73,716   (64,770)   $(1,727)    $127,863      $     -    $ 56,753
 Net Income                                                                                                       36,342
 Cash Dividends -
   Common, $0.51 Per Share                                                                                       (12,417)
   Preferred                                                                                                      (2,976)
 Treasury Stock Acquired                                        (48,833)    (1,306)
 Employee Stock Options                  46,593           233                               423
 Employee Benefit Plans                   3,943            20    31,070        830           87                      (51)
 Dividend Reinvestment and Stock
   Purchase Plans                        54,355           271    82,533      2,203          916                     (108)
 Sale of Common Stock                 1,981,833         9,909                            53,098
 Conversion of AOG 9%  Cumulative
   Convertible Preferred Stock          207,089         1,035                             4,015
 Other Issuances                         10,152            51                               173
 Buyback of 200,000 AOG Warrants                                                                                  (1,615)
                                     ----------      --------   -------    -------     --------      -------    --------
 BALANCE, DECEMBER 31, 1992          17,047,066        85,235         -          -      186,575            -      75,928
 Net Income                                                                                                       30,869
 Cash Dividends -
   Common, $0.51 Per Share                                                                                       (13,757)
   Preferred                                                                                                        (853)
 Common Stock Split                   8,639,721        43,199                           (43,233)
 Employee Stock Options                  81,416           407                               949
 Employee Benefit Plans                  20,717           104                               560
 Dividend Reinvestment and Stock
   Purchase Plans                       171,592           858                             4,135
 Conversion of AOG 9%  Cumulative
   Convertible Preferred Stock        1,141,755         5,709                            13,601
 Issuance of Common Shares as
   Executive Compensation                94,000           470                             1,867       (1,420)
 Amortization of Deferred
   Compensation                                                                                          263
 Other, Net                               4,700            23                               (27)
                                     ----------      --------   -------    -------     --------      -------    --------
 BALANCE, DECEMBER 31, 1993          27,200,967       136,005         -          -      164,427       (1,157)     92,187
 Net Income                                                                                                       15,321
 Cash Dividends -
   Common, $0.76 Per Share                                                                                       (20,846)
   Preferred                                                                                                        (630)
 Treasury Stock Acquired                                        (91,601)    (2,065)
 Employee Stock Options                  59,492           298                               466
 Employee Benefit Plans                 136,922           685    27,805        633        2,858
 Dividend Reinvestment and Stock
   Purchase Plans                       181,069           905    19,379        444        2,676
 Exercise of Common Stock Warrants       19,081            95                               111
 Issuance of Common Shares as
   Executive Compensation                20,000           100                               394         (322)
 Amortization of Deferred
   Compensation                                                                                        1,101
                                     ----------      --------   -------    -------     --------       ------    --------
 BALANCE, DECEMBER 31, 1994          27,617,531      $138,088   (44,417)   $  (988)    $170,932       $ (378)   $ 86,032
                                     ==========      ========   =======    =======     ========       ======    ========

  The accompanying notes are an integral part of these statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    K N ENERGY, INC. AND SUBSIDIARIES

                                                                              YEARS ENDED DECEMBER 31
                                                                 1994                   1993                1992
                                                                -------                --------           --------
                                                                                    (In Thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                  $15,321                $ 30,869           $ 36,342
    Adjustments to Reconcile Net Income to
        Net Cash from Operating Activities:
        Depreciation, Depletion and Amortization                 50,278                  44,644             39,353
        Asset Write-off Associated with Merger                    2,500                       -                  -
        Write-down of Investment in WellTech, Inc.                    -                   4,513                  -
        Provision for Losses on Accounts Receivable                 627                   1,197                251
        Gain on Sale of Facilities                               (1,458)                   (902)               (63)
        Resolution of Contractual Obligations
            Under Basket Agreement                                 (684)                 (1,020)            (7,780)
        Executive Stock Compensation                              1,274                   1,174                  -
        Deferred Income Taxes                                     7,302                   9,748             11,258
        Deferred Purchased Gas Costs                              1,601                 (11,925)                 -
        Changes in Other Working Capital Items                   16,523                 (25,287)           (23,852)
        Changes in Deferred Revenues                                  -                   4,960                  -
        Other, Net                                               (2,072)                  9,972             (4,488)
                                                                -------                --------           --------
    NET CASH FLOWS FROM
        OPERATING ACTIVITIES                                     91,212                  67,943             51,021
                                                                -------                --------           --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                        (70,596)               (100,780)           (74,787)
    Acquisitions (Net of Cash Acquired of $1,535,000 in
        (1992)                                                  (31,231)                (47,521)           (21,468)
    Investments                                                  (3,906)                   (150)            (3,796)
    Proceeds from Sale of Facilities                             22,305                   7,206              1,107
    (Payments) Collections Under Basket Agreement                  (306)                  1,760                908
    Other Funds Used During Construction                             85                     516                203
                                                                -------                --------           --------
    NET CASH FLOWS USED IN INVESTING ACTIVITIES                 (83,649)               (138,969)           (97,833)
                                                                -------                --------           --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-Term Debt (Net)                                        13,000                  45,000              2,000
    Long-Term Debt - Issued                                      83,100                 113,347            151,000
                   - Retired                                    (79,078)                (81,401)          (154,755)
    Preferred Stock Redemption                                   (1,643)                 (2,143)            (2,143)
    Common Stock Issued                                           8,093                   7,020             64,927
    Payment for Buyback of Common Stock Warrants                      -                       -             (1,615)
    Treasury Stock - Issued                                       1,077                       -              3,033
                   - Acquired                                    (2,065)                      -             (1,306)
    Cash Dividends - Common                                     (20,846)                (13,757)           (12,417)
                   - Preferred                                     (630)                 (1,217)            (3,088)
    Minority Interests - Contributions                            1,163                   2,306              1,299
                       - Distributions                           (2,183)                 (3,733)            (1,125)
    Premium on Debt Re-acquisition and Issue Costs               (1,291)                 (3,597)            (2,557)
                                                                -------                --------           --------
    NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES           (1,303)                 61,825             43,253
                                                                -------                --------           --------
    Net Increase (Decrease) in Cash and Cash Equivalents          6,260                  (9,201)            (3,559)
    Cash and Cash Equivalents at Beginning of Year               14,353                  23,554             27,113
                                                                -------                --------           --------
    Cash and Cash Equivalents at End of Year                    $20,613                $ 14,353           $ 23,554
                                                                =======                ========           ========

    The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Principles of Consolidation

         The consolidated financial statements include the accounts of K N Energy, Inc. ("K N") and its majority-owned subsidiaries (the "Company").

         Investments in jointly-owned gas pipeline systems representing 20 to 50 percent ownership of such systems are accounted for under the equity method.

         All material intercompany items and transactions have been eliminated.

(B)      Accounting for Regulatory Activities

         The Company's regulated public utilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 71, which prescribes the circumstances in which the application of generally accepted accounting principles is effected by the economic effect of regulation.

         Regulatory assets and liabilities represent probable future revenue or expense to the Company associated with certain charges and credits which will be recovered from or refunded to customers through the ratemaking process. The following regulatory assets and liabilities were reflected in the accompanying financial statements (in thousands):

                                                                          DECEMBER 31
                                                                          -----------
                                                                     1994            1993
                                                                    -------         -------
Regulatory Assets:
    Benefit Costs                                                   $   795         $     -
    Debt Refinancing Costs                                            3,964           1,675
    Deferred Income Taxes                                             1,272           2,004
    Purchased Gas Costs                                              10,982          12,385
    Plant Acquisition Adjustments                                     1,253           2,406
    Rate Regulation and Application Costs                             2,216           1,915
    Other                                                                 -           6,681
                                                                    -------         -------
Total Regulatory Assets                                              20,482          27,066
                                                                    -------         -------
Regulatory  Liabilities:
    Debt Refinancing Costs                                               46             121
    Deferred Income Taxes                                             5,212           4,926
    Purchased Gas Costs                                               4,858             781
                                                                    -------         -------
Total Regulatory Liabilities                                         10,116           5,828
                                                                    -------         -------
Net Regulatory Assets                                               $10,366         $21,238
                                                                    =======         =======

         As of December 31, 1994, $18.5 million of the Company's regulated assets and $7.7 million of the Company's regulated liabilities were being recovered from or refunded to customers through rates over periods ranging from 1 to 19 years.

(C)      Earnings Per Share

         Primary earnings per share are computed based on the monthly weighted average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options and warrants) using the treasury stock method.

         On August 10, 1993, K N's Board of Directors declared a three-for-two common stock split. The number of common shares used in computing earnings per share and per share amounts in the accompanying financial statements have been restated to reflect the stock split and the tax-free exchange of 0.47 of a share of K N common stock for each outstanding share of American Oil and Gas Corporation ("AOG") common stock (see Note 2). The number of common shares used in computing earnings per share was 28,044,000 in 1994, 27,424,000 in 1993 and 24,828,000 in 1992.

(D)      Gas in Underground Storage

         K N's regulated interstate retail distribution business and Northern Gas Company account for gas in underground storage using the last-in, first-out ("LIFO") method. K N Gas Supply Services, Inc., K N Gas Marketing, Inc. and Anthem Energy Company, L.P., nonjurisdictional subsidiaries, value gas in underground storage at average cost. Rocky Mountain Natural Gas Company and Westar Transmission Company use the first-in, first-out ("FIFO") method.

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

(F)      Property, Plant and Equipment

         Property, plant and equipment is stated at cost, which for constructed plant includes indirect costs such as payroll taxes, fringe benefits, and administrative and general costs. Expenditures which increase capacities or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

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

(I)      Deferred Revenues

         In conjunction with the Federal Energy Regulatory Commission ("FERC") Order No. 636 ("Order 636") restructuring activities, the Company negotiated new gas sales agreements with its former wholesale customers. As a result, the Company is now responsible for performance under, or to otherwise dispose of, certain pre-Order 636 gas purchase contracts. The gas sales agreements provide for such customers to pay fixed demand charges over the agreement term, and to purchase gas from a subsidiary of the Company at negotiated commodity rates. The demand portion of the gas sales agreements was recorded as deferred revenues in 1993. Commodity charges are recorded as deferred revenues as gas is delivered under these agreements. Gas purchase, gathering, transportation, and contract administration costs are recorded as a reduction to the related revenues. In addition, losses on sales of excess gas supplies to a marketing affiliate at market clearing rates are recorded in deferred revenues. Subsequent margins earned on these sales by the marketing affiliate are recognized as income when the gas is delivered. Company management believes that the revenues being collected and deferred under these agreements will be sufficient to offset future costs associated with the gas purchase contracts.

         In January 1994, contract demand receivables with a face amount of $41 million were sold to a financial institution. No gain or loss was recorded on the sale.

(J)      Reclassification of Prior Year Amounts

         Certain prior year amounts have been reclassified to conform with the 1994 presentation.

(K)      Cash Flow Information

         The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Changes in Other Working Capital Items Summary, Supplemental Disclosures of Cash Flow Information and Supplemental Schedule of Noncash Investing and Financing Activities are as follows (in thousands):

                                                                      1994                 1993                1992
                                                                      ----                 ----                ----
CHANGES IN OTHER WORKING CAPITAL
  ITEMS SUMMARY (NET OF ACQUISITION EFFECTS):
Accounts Receivable                                                 $ 24,685             $(35,314)          $(30,870)
Contract Demand Receivables                                           38,732                    -                  -
Material and Supplies                                                 (1,083)              (1,042)             1,365
Gas in Underground Storage                                           (10,842)              (4,292)            (1,359)
Accounts Payable, Accrued Taxes
  and Other Current Liabilities                                      (18,640)              22,460             11,308
Exchange Gas, Net                                                      1,233                 (833)             1,206
Other Current Assets                                                 (17,562)              (6,266)            (5,502)
                                                                     -------             --------           --------
                                                                    $ 16,523             $(25,287)          $(23,852)
                                                                    ========             ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest (Net of Amount Capitalized)                                $ 28,721             $ 30,383           $ 25,422
                                                                    ========             ========           ========
Income Taxes                                                        $ 12,763             $  7,386           $  7,670
                                                                    ========             ========           ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         On December 31, 1992, AOG acquired a partner's 25 percent interest in Red River Pipeline partnership ("Red River") by assuming that partner's share of Red River's liabilities. In January 1993, AOG acquired an additional 25 percent interest in Red River for cash and the assumption of liabilities. In April 1992, AOG acquired the assets of The Maple Gas Corporation ("Maple") for $5.5 million cash, a $5.5 million note payable and the assumption of certain of Maple's liabilities. In 1992, K N purchased all of the capital stock of two corporations, each of which owned gas distribution systems, for $5.2 million. The liabilities assumed in conjunction with these acquisitions are as follows (in thousands):

                                                                                          1993               1992
                                                                                         ------            --------
Fair Value of Assets Acquired                                                            $9,194            $104,442
Cash Paid for Assets and Capital Stock
    Including Direct Acquisition Costs                                                   (2,093)            (17,700)
                                                                                         ------            --------
Liabilities Assumed                                                                      $7,101            $ 86,742
                                                                                         ======            ========

2.       MERGER

         On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, AOG was merged into the Company. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N and the right to receive in cash the value of any fractional share of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares. On July 13, 1994, the stockholders of K N approved the issuance of stock in connection with the merger, as well as certain other matters, and the shareholders of AOG approved the merger.

         The merger was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements for periods prior to consummation of the merger have been restated as though the companies had been combined for all periods reported herein.

         The following table provides a reconciliation of revenues and earnings reported by K N to the combined amounts presented (in thousands):

                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
                                                                1994
                                               ----------------------------------------
                                                 K N            AOG*            TOTAL
                                                 ---            ----            -----
 Total Operating Revenues                      $814,059       $269,875       $1,083,934
   Net Income                                  $ 12,708**     $  2,613       $   15,321

                                                                1993
                                               ----------------------------------------
                                                 K N            AOG             TOTAL
                                                 ---            ---             -----
 Total Operating Revenues                      $496,345       $542,684       $1,039,029
   Net Income                                  $ 24,275       $  6,594       $   30,869

                                                                1992
                                               ----------------------------------------
                                                 K N            AOG             TOTAL
                                                 ---            ---             -----
 Total Operating Revenues                      $392,572       $435,578       $  828,150
   Net Income                                  $ 19,593       $ 16,749       $   36,342

* Represents revenues and earnings of AOG prior to the July 13, 1994 merger.
** Includes merger and restructuring costs totaling $19.3 million after taxes.

3.       MERGER AND RESTRUCTURING COSTS

         The Company recorded merger and restructuring costs totaling $25.9 million in the third quarter of 1994. Total expected cash expenditures relating to these charges are $23.4 million, of which $5.3 million had not yet been paid as of December 31, 1994.

         Merger expenses include $12.4 million in investment bankers' and other professional fees, $7.7 million for severance and employee benefit costs for approximately 230 employees who have been or will be terminated through consolidation of administrative and operational staff, and $4.6 million in costs to eliminate duplicative space requirements and equipment, and to write-off the cost of information systems not required subsequent to the merger.

         Costs related to the formal restructuring plan of the Company's retail distribution operations total $1.2 million, representing severance and employee benefit costs for terminating approximately 90 retail distribution employees as a result of the restructuring and centralization of customer service functions. The restructuring is expected to be completed in the third quarter of 1995.

4.       ACQUISITIONS

(A)      Transmission and Storage Systems

         On February 16, 1995, K N's gas transmission affiliate, AOG Gas Transmission Company, L.P., acquired natural gas transmission pipeline and storage assets in Texas.

         The assets include two West Texas pipeline systems, comprised of 347 miles of pipeline and related facilities, which are currently connected to AOG's core pipeline system. In addition, surface facilities, lease rights and approximately 10.8 Bcf of natural gas in storage in a leased, Gulf Coast storage field will be acquired. AOG also acquired the remaining 50 percent interest it did not previously own in a 90-mile joint venture pipeline near Midland, Texas.

         The total price was $80.1 million, subject to closing adjustments.
K N utilized an operating lease and short-term debt financing arrangements to fund the acquisition.

(B)      Natural Gas Processing Business

         Effective April 1, 1992, AOG acquired substantially all of the assets and assumed substantially all of the liabilities of Maple. The assets consisted of 10 natural gas processing plants and approximately 1,056 miles of related gas gathering pipelines. The purchase price was approximately $86 million, consisting of $5.5 million cash, a $5.5 million note payable and the assumption of substantially all of Maple's liabilities. The acquisition was accounted for as a purchase.

         The results of operations of the acquired business are included in the accompanying financial statements from the date of the acquisition.

(C)      Gathering and Transmission System

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

(D)      Gas and Oil Reserve Acquisition

         On February 1, 1994, the Company's gas and oil development subsidiaries, K N Production Company and GASCO, Inc., acquired gas reserves and production properties located near existing K N operations in western Colorado and in the Moxa Arch region of southwestern Wyoming for a total purchase price of approximately $30 million. The acquired properties have total net reserves of approximately 50 Bcf equivalent of natural gas. In October 1994, the Company sold a 50 percent undivided interest in substantially all the acquired properties to a third party with whom they will jointly develop the properties.

5.       REGULATORY MATTERS

(A)      Restructuring and Reorganization

         On April 8, 1992, FERC issued Order 636 which requires a fundamental restructuring of interstate natural gas pipelines. K N implemented Order 636 restructured services on October 1, 1993. As a part of its action on K N's restructuring proposal, FERC approved implementation of K N's gas supply realignment ("GSR") crediting mechanism.

         K N requested FERC approval, as a result of Order 636, to transfer all of its interstate transmission and storage facilities to K N Interstate Gas Transmission Co. ("KNI"), a wholly-owned jurisdictional subsidiary of K N, and substantially all of its gathering and processing facilities to K N Gas Gathering, Inc. ("KNGG"), a nonjurisdictional wholly-owned subsidiary of K N. FERC approved the transfer of K N's interstate gas transmission and storage facilities to KNI effective October 1, 1993. FERC authorized the transfer of certain gathering and processing facilities from KNI to KNGG effective January 1, 1994. KNI's only remaining gathering system was transferred to KNGG in early 1995. AOG's assets and facilities were not a part of this reorganization.

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

         In January 1995, as a result of a settlement reached with its customers, the Company filed an application with FERC to transfer certain storage assets held by KNI to a newly created nonjurisdictional subsidiary, K N Natural Gas, Inc. If this transfer is approved, KNI will own only the Huntsman, Nebraska storage facilities.

(B)      Rate Matters

         On December 30, 1993, KNI made a rate filing with FERC requesting a $12.0 million annual increase in revenues. The new rates became effective July 1, 1994, subject to refund. KNI submitted a Stipulation and Agreement ("S&A") to FERC in November 1994. On January 20, 1995, FERC approved the S&A, which provides for an $8.7 million annual increase in revenues. As part of the settlement, test year depreciation expense was reduced $0.7 million as a result of lower depreciation rates on FERC jurisdictional facilities. Revenues collected above the settlement rates will be refunded to customers in early 1995.

         K N's retail natural gas services business segment received rate increases from a number of jurisdictions during 1994, 1993 and 1992, as summarized below:

         ENTITY REQUESTING                                      APPROVED ANNUALIZED    EFFECTIVE DATE
             INCREASE               JURISDICTION                  REVENUE INCREASE      OF NEW RATES
             --------               ------------                  ----------------      ------------
                                                                    (In Millions)
              RMNGD*                  Colorado                         $ 1.5               4-2-94
              RMNGD*                  Colorado                           0.5               9-1-94
               K N                     Kansas                            2.4              10-1-93
               K N            All Nebraska Communities                   1.4               5-2-93
               K N                    Wyoming                            1.1               5-1-93
               K N                    Colorado                           0.7               8-1-92

         *Rocky Mountain Natural Gas Division of K N Energy, Inc.

         Additionally, in connection with a 1990 Nebraska rate case, $1.6 million of previously deferred revenues were recorded as revenue in 1993.

6.       LEGAL MATTERS

         The Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision"). The EPA's remedy consists of two parts, "Operating Unit One," which addresses the groundwater cleanup, and "Operating Unit Two," which addresses cleanup procedures for the soil and free-phase petroleum product. A Consent Decree between the Company, the EPA and another

PRP was entered on October 2, 1991, in the Wyoming Federal District Court. Groundwater cleanup under Operating Unit One and Two have been proceeding since 1990 and 1992, respectively, and is expected to continue through 1996 at a total remaining estimated cost not to exceed $150,000.

         An environmental audit performed by the Company revealed that a grease known as Rockwell 860 had been used as a valve sealant at several of the Company's locations in Nebraska and Colorado. Rockwell 860 is a solid clay-like material which does not easily spill into the environment, but contains approximately 10 percent polychlorinated biphenyls ("PCBs"). The PCBs are contained within the pipeline and valves at the subject locations. PCBs are regulated under the Toxic Substances Control Act. On March 31, 1993, the Company filed suit against Rockwell International Corporation, manufacturer of the valve sealant, and two other related defendants, alleging that the defendants were responsible for the Company's environmental expenses and commercial losses resulting from any EPA or state required PCBs cleanup or mitigation. The Company settled with Rockwell, et al. in March 1994 which resolved all disputes between the parties.

         During February 1994, the Company submitted its Phase I Report and PCBs Work Plan to EPA Region VII (covering Nebraska) and EPA Region VIII (covering Colorado). During March 1994, EPA Region VIII accepted both the Phase I Report and the PCBs Work Plan as administratively complete. EPA Region VIII also granted the Company permission to proceed with implementation of the PCBs management and remediation activities described in its Work Plan to address sites in Colorado. EPA Region VII has not yet formally responded. The Company currently estimates the total cost of remediation to be approximately $1.7 million, a substantial portion of which is recoverable under the Rockwell settlement. The unrecoverable amount will not have a material adverse impact on the Company's financial position or results of operations. The PCBs cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas, and will occur over a period of years.

         Certain used pipe reclaimed at the Company's Holdrege, Nebraska, pipeyard was wrapped with asphalt-saturated asbestos felt, which was commonly removed in accordance with Company practices. The removed wrap contains friable asbestos fibers above the regulatory standard. The Nebraska Department of Environmental Control, the agency having jurisdiction over this matter, was notified and approved the Company's remediation plan. Remediation was effectively completed in 1994 and the total cost is not expected to exceed $700,000. The asbestos cleanup program did not interrupt or diminish the Company's operational ability to gather or transport natural gas.

         In the spring of 1994, the Kansas Department of Health and Environment ("KDHE") notified a number of pipeline companies operating in Kansas, including K N, that residual elemental mercury might be present in the soils adjacent to certain natural gas metering facilities. In July 1994, the Company initiated a mercury sampling program on its systems in central and western portions of Kansas, pursuant to a five-year assessment program which has been approved by the KDHE and will require that 20 percent (135) of the 675 sites be tested each year. The sampling for the first year has been completed; however, no determination regarding remediation has been reached at this time. The Company currently cannot estimate the extent of the remediation nor the costs, although the Company believes all or a portion of such costs will be recoverable from insurance carriers. On December 27, 1994, the Company received notice from the KDHE that no active remediation will be required until completion of the five-year assessment program. Such costs are not expected to have any material adverse impact on the Company's financial position or results of operations. The mercury cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         In May 1994, the Company discovered that use of a lubricating oil containing PCBs has caused contamination in certain equipment, soils and liquids at the Company's Scott City, Kansas, helium extraction facility. A Site Assessment Report has been submitted to the EPA for its review, and no response has yet been received. The Company's investigation of this situation is ongoing, and a workplan is being developed for EPA review. The Company estimates the total cost for remediation to be approximately $600,000, which is not expected to have a material adverse impact on the Company's financial position or results of operations. The PCBs cleanup program is not expected to interrupt or diminish the Company's operational ability at the helium facility.

         Effective April 1, 1992, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Maple. The assets consisted of 10 natural gas processing plants and approximately 1,056 miles of related gas gathering pipelines. The Maple assets contained certain environmental liabilities for which the Company obtained indemnifications from Maple and Cabot Corporation ("Cabot"). The Company is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have any material adverse impact on the Company's financial position or results of operations.

         In November 1989, the Company acquired gathering and transmission assets from certain subsidiaries of Cabot. These assets contained certain environmental liabilities for which the Company obtained indemnities from Cabot pursuant to an Omnibus Acquisition Agreement. Issues have arisen concerning Cabot's indemnification obligations; however, in conjunction with the merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters. The Company believes it will be able to reach agreement with Cabot, and is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

         On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. No specific monetary damages have been claimed, although Grynberg has requested that any actual damages awarded be trebled. In addition, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from the Company's natural gas gathering and transportation system in northwest Colorado. On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff.

         On December 8, 1994, K N and its wholly-owned subsidiary K N Gas Supply Services, Inc. ("KNGSS") were sued by gas producers in northeastern Colorado in District Court, Dallas County, Texas under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado. The producers assert actual take-or-pay claims for contract years 1993 and 1994 in the amount of $1,157,000 plus interest, as well as punitive damages in the amount of $156,000,000 for alleged breaches of contractual and fiduciary duties arising out of a January 1977 Farmout Agreement between the producers and K N. On

December 21, 1994, the lawsuit was removed from Texas state court to the United States District Court for the Northern District of Texas (Dallas). On January 12, 1995, K N and KNGSS filed a motion to dismiss for lack of personal jurisdiction or, if jurisdiction is found to exist, a motion to transfer the cause of action to federal court in Colorado. That motion is pending. Additional litigation was initiated on January 31, 1995, by KNGSS against the plaintiffs and others in federal court in Colorado. In this lawsuit, KNGSS asserts that contractual provisions require payment of refunds for gas purchased at above-market prices and, prospectively, for a reduction in gas prices paid under the contracts to market levels. The Company believes it has a meritorious position in these matters, and does not expect these lawsuits to have a material adverse effect on the Company's financial position or results of operations.

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

7.       PROPERTY, PLANT AND EQUIPMENT

         Investment in property, plant and equipment, at cost, and accumulated depreciation, depletion and amortization ("Accumulated DD&A"), detailed by business segment, are as follows (in thousands):

                                                             DECEMBER 31, 1994
                                              -------------------------------------------
                                              PROPERTY, PLANT    ACCUMULATED
                                               AND EQUIPMENT        DD&A           NET
                                              ---------------    -----------    ---------
Retail Natural Gas Services                    $  358,337         $133,781       $224,556
Interstate Transportation and Storage Services    371,253          159,591        211,662
Gathering, Processing and Marketing Services      533,226          154,391        378,835
Gas and Oil Production                             49,578           13,982         35,596
                                               ----------         --------       --------
                                               $1,312,394         $461,745       $850,649
                                               ==========         ========       ========


                                                            DECEMBER 31, 1993
                                             -------------------------------------------
                                             PROPERTY, PLANT    ACCUMULATED
                                              AND EQUIPMENT        DD&A           NET
                                             ---------------    -----------    ---------
Retail Natural Gas Services                    $  333,711         $121,886      $211,825
Interstate Transportation and Storage Services    436,249          196,744       239,505
Gathering, Processing and Marketing Services      438,519           94,861       343,658
Gas and Oil Production                             34,867           14,151        20,716
                                               ----------         --------      --------
                                               $1,243,346         $427,642      $815,704
                                               ==========         ========      ========

8.       INCOME TAXES

         Deferred income tax assets and liabilities are recognized based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit that is not expected to be realized. .

         Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

                                                     1994        1993        1992
                                                     ----        ----        ----
Taxes Currently Payable:
    Federal                                         $5,992     $ 6,272     $ 8,025
    State                                           (3,794)      2,579         785
                                                    ------     -------     -------
    Total                                            2,198       8,851       8,810
                                                    ------     -------     -------
Taxes Deferred:
    Federal                                          4,081       9,920       9,616
    State                                            3,221        (172)      1,642
                                                    ------     -------     -------
    Total                                            7,302       9,748      11,258
                                                    ------     -------     -------

Total Tax Provision                                 $9,500     $18,599     $20,068
                                                    ======     =======     =======
Effective Tax Rate                                    38.3%       37.6%       35.6%
                                                    ======     =======     =======

         The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                     1994        1993        1992
                                                     ----        ----        ----
Federal Income Tax Rate                             35.0%       35.0%       34.0%
Increase (Decrease) as a Result of -
    State Income Tax, Net of Federal Benefit        (1.5%)       3.1%        3.0%
    Nonconventional Fuels Credit                    (3.0%)      (2.0%)      (1.4%)
    Nondeductible Merger Costs                       7.8%          -           -
    Other                                              -         1.5%          -
                                                    -----       -----       -----
Effective Tax Rate                                  38.3%       37.6%       35.6%
                                                    =====       =====       =====

         The Company has recorded deferred regulatory assets of $1.3 million and $2.0 million, and deferred regulatory liabilities of $5.2 million and $4.9 million at December 31, 1994 and 1993, respectively, which are expected to result in cost-of-service adjustments. These amounts reflect the "gross of tax" presentation required under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The deferred tax assets and liabilities and deferred regulatory assets and liabilities for rate-regulated entities computed according to SFAS 109 result from the following (in thousands):

                                                                                             DECEMBER 31
                                                                                             -----------
                                                                                        1994             1993
                                                                                        ----             ----
Deferred Tax Assets:
    Unbilled Revenue                                                                  $ 2,128          $ 2,521
    Vacation Accrual                                                                    1,556            1,482
    State Taxes                                                                         4,252            2,724
    Capitalized Overhead Adjustment                                                     1,958            3,605
    Operating Reserves                                                                    968            1,826
    WellTech Investment                                                                 1,436                -
    Deferred Revenues                                                                   4,866            1,568
    Net Operating Loss ("NOL") Carryforwards                                            1,894            1,500
    Alternative Minimum Tax ("AMT") Credits                                            15,410            8,029
    Investment Tax Credit ("ITC") Carryforwards                                             -            1,247
    Other                                                                               3,458            3,815
                                                                                      -------          -------
Total Deferred Tax Assets                                                              37,926           28,317
                                                                                      -------          -------
Deferred Tax Liabilities:
    Liberalized Depreciation                                                          119,912          105,925
    Rate Matters                                                                        8,301            6,270
    Prepaid Pension                                                                     3,438            3,526
    Other                                                                               2,329            2,427
                                                                                      -------          -------
Total Deferred Tax Liabilities                                                        133,980          118,148
                                                                                      -------          -------
Net Deferred Tax Liabilities                                                          $96,054          $89,831
                                                                                      =======          =======
SFAS 109 Deferred Accounts for Rate Regulated Entities:
    Liabilities                                                                       $ 5,212          $ 4,926
                                                                                      =======          =======
    Assets                                                                            $ 1,272          $ 2,004
                                                                                      =======          =======

         As of December 31, 1994, the Company had for tax purposes: (i) estimated NOL carryforwards of $5.4 million and (ii) capital loss carryforwards of $1.0 million. The NOL carryforwards will expire in 2003 through 2008. The capital loss carryforwards, which are available to reduce future capital gains, expire in 1996. The Company also has AMT credits of approximately $15.4 million available to reduce its regular future tax liability in excess of the AMT otherwise due in any year.

9.       FINANCING

(A)      Notes Payable

         On December 1, 1994, K N entered into a credit agreement with eight banks to borrow for general corporate purposes, including commercial paper support, up to a total of $200 million. Depending on the type of borrowing made under the credit agreement, borrowings may bear interest at or above prime, or at margins above certificate of deposit rates bid by New York certificate of deposit dealers, or at margins above rates offered by certain designated banks in the London Interbank market, or at money market rates quoted by the banks under the agreement. The term of borrowing may range from one day to no more than 360 days. Under the credit agreement, K N agrees to pay a facility fee based on the total commitment, at rates which vary based on the financial rating of K N's long-term debt. The credit agreement expires December 1, 1999. K N also has credit agreements with two banks to either borrow or use for commercial paper support up to a total of $25 million. Borrowings are made at rates negotiated on the borrowing date and for a term of not more than one year. Under these agreements, K N pays a commitment fee on the unused commitment. At December 31, 1994, no amounts were outstanding under these credit agreements. At December 31, 1993, $10 million was outstanding under credit agreement arrangements in effect at that time.

         Commercial paper issued by K N represents unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1994, all commercial paper issued was redeemed within 50 days, with interest rates ranging from 3.12 percent to 6.30 percent. At December 31, 1994 and 1993, $60.0 million and $37.0 million of commercial paper, respectively, were outstanding at rates ranging from 5.87 percent to 6.30 percent and from 3.45 percent to 3.58 percent, respectively.

         The weighted average interest rates on short-term borrowings outstanding were 6.09 percent and 3.45 percent as of December 31, 1994 and 1993, respectively.

(B)      Long-Term Debt

                                                                                  DECEMBER 31
                                                                                  -----------
                                                                             1994           1993
                                                                             ----           ----
                                                                                (In  Thousands)
Debentures:
    6.5% Series, Due 2013                                                  $ 50,000       $ 50,000
    7.85% Series, Due 2022                                                   28,866         29,985
    8.75% Series, Due 2024                                                   75,000              -
Sinking Fund Debentures:
    9.95% Series, Due 2020                                                   20,000         20,000
    9.625% Series, Due 2021                                                  45,000         45,000
    8.35% Series, Due 2022                                                   35,000         35,000
Unamortized Debt Discount                                                    (1,124)          (604)
Senior Notes:
    7.27%, Due 1995-2002                                                     35,000         35,000
    11.846% (AOG), Due 1995-1999                                             33,928         39,018
Medium-Term Notes:
    9.98% Average Rate, Due 1995-1999                                        17,500         20,500
$75 Million Senior Revolving
    Credit and Term Note Facility
    (AOG), Interest at a Bank's
    Base Rate or Eurodollar Rates
    Plus 0.875% (4.125%)                                                          -         58,000
$25 Million Subordinated Revolving
    Credit Note (AOG) with Cabot
    Corporation, Interest at the
    London Interbank Offered Rate
    ("LIBOR") Plus 0.925%
    at December 31, 1994 and 1993,
    (6.9875% and 4.4875%,
    Respectively), Due 1995                                                  12,829         13,282
8.5% Note Payable of Red River Pipeline, L.P.,
    75%-owned by the Company, Guaranteed
    by Partners, Due 1995-1998                                               13,029         16,346
Current Maturities of Long-Term Debt                                        (30,384)       (26,337)
                                                                           --------       --------
Total Long-Term Debt                                                       $334,644       $335,190
                                                                           ========       ========

         Maturities of long-term debt for the five years ending December 31, 1999, are as follows (in thousands):

YEAR                                                          AMOUNT
- - ----                                                          ------
1995                                                          $30,384
1996                                                           17,055
1997                                                           16,055
1998                                                           19,055
1999                                                           14,786

         In October 1994, K N sold publicly $75 million of 30-year, 8.75% debentures at an all-in cost to the Company of 8.91 percent. This debt was issued from the Company's $200 million shelf registration statement which the Securities and Exchange Commission declared effective in November 1993. Proceeds from this financing were used to fund capital expenditures and to reduce short-term borrowing incurred in July 1994 to retire the Senior Revolving Credit and Term Note Facility of AOG.

         In September 1993, K N sold $50 million of 6.5% debentures at an all-in cost to K N of 6.61 percent. Proceeds from the debt financing were used to redeem K N's 10 3/4% sinking fund debentures and to fund capital expenditures.

         As discussed more fully in Note 11, in 1993, AOG entered into two interest-rate swap agreements and, in 1994, the Company entered into four interest rate cap agreements covering $35 million of notional principal.

         At December 31, 1994 and 1993, the carrying amount of the Company's long-term debt was $366.2 million and $362.1 million, respectively, and the estimated fair value was $355.2 million and $384.0 million, respectively. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturation.

10.      PREFERRED STOCK

                                                                                          DECEMBER 31
                                                                                          -----------
                                                                                     1994                1993
                                                                                     ----                ----
                                                                                         (In Thousands)
Authorized - K N Class A, 200,000 Shares; K N Class B,
    2,000,000 Shares, All Without Par Value-
    Redeemable Solely at Option of Company -
      K N Class A, $5.00 Cumulative
      Series, 70,000 Shares                                                         $7,000              $7,000
                                                                                    ======              ======
Subject to Mandatory Redemption at $100 Per Share -
    Class A, $8.50 Cumulative Series, 5,000 Shares at December 31, 1993             $    -              $  500
    Class B, $8.30 Cumulative Series,  17,148 Shares
      and 28,576 Shares at December 31, 1994 and 1993, Respectively                  1,715               2,858

    Current Sinking Fund Requirements                                                    -                (500)
                                                                                    ------              ------

    Total Preferred Stock Subject to Mandatory Redemption                           $1,715              $2,858
                                                                                    ======              ======

(A)      K N Class A $8.50 Preferred Stock

         The remaining 5,000 shares of K N Class A $8.50 Preferred Stock subject to mandatory redemption were redeemed by the Company in 1994. In each of the years 1993 and 1992, the Company redeemed 10,000 shares subject to mandatory redemption.

(B)      K N Class B $8.30 Preferred Stock

         The K N Class B $8.30 Preferred Stock is subject to mandatory redemption through a sinking fund (at $100 per share, plus accrued and unpaid dividends) of $571,400 annually in 1996 and 1997 and $572,000 in 1998. At the option of the Company, this stock is redeemable, in whole or in part, at $101.31 per share prior to January 2, 1996; such redemption price is reduced annually thereafter until January 2, 1998, when it becomes $100 per share. Also, at the option of the Company, 5,714 shares of this stock may be redeemed in each of the years 1995 through 1997, inclusive, at $100 per share. In each of the years 1994, 1993 and 1992, the Company redeemed 5,714 shares subject to mandatory redemption, and an additional 5,714 shares at $100 per share.

(C)      K N Class A $5.00 Preferred Stock

         The K N Class A $5.00 Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time on 30 days' notice at $105 per share plus accrued dividends. This series has no sinking fund requirements.

(D)      AOG 9% Cumulative Convertible Preferred Stock

         In November 1992, AOG called all outstanding shares of its 9% cumulative convertible preferred stock for redemption. Prior to the redemption date, all holders elected to convert their shares into AOG's common stock. Effective January 20, 1993, AOG issued 2,429,265 of its common shares (equivalent to 1,141,755 shares of K N common stock) in connection with the conversion.

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

(F)      Fair Value

         At December 31, 1994, the carrying amounts and the estimated fair value of the Company's outstanding preferred stock subject to mandatory redemption were $1.7 million and $1.6 million, respectively. The comparable amounts at December 31, 1993, were both $3.4 million. The fair value of the Company's preferred stock is estimated based on an evaluation made by an independent security analyst.

11.      RISK MANAGEMENT

         The Company uses two types of risk management instruments - energy futures and interest rate swaps - which are discussed below. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

         The fair value of these risk management instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for significantly all instruments used by the Company.

(A)      Energy Futures

         The Company engages in energy futures trading activities to minimize its risk of price changes in the spot and fixed price natural gas, crude oil, and natural gas liquids markets. Energy futures trading activities include the use of crude oil and natural gas commodity contracts and options, fixed price swaps, and basis swaps and options. Pursuant to its Board of Directors' approved guidelines, the Company engages in these activities only as a hedging mechanism against pre-existing physical gas sale, purchase, system use, and storage contracts in order to protect profit margins, and does not engage in speculative trading. These energy futures, swaps, and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as operating expenses in the period the underlying physical transactions take place. As the Company engages in no speculative trading activities, all 1994 transactions are recorded as hedges.

         As of December 31, 1994, the Company had deferred $13.4 million, representing the difference between the current market value and the original physical contracts' value, associated with its hedging activities, of which $5.3 million relates to commodity contracts and $8.1 million relates to over-the-counter swaps and options. The deferrals will be offset by the corresponding underlying physical transactions and are reflected as deferred charges in the accompanying financial statements. At December 31, 1994, the Company held notional long volumetric positions of 69.4 Bcf of gas, of which
34.1 Bcf were held in gas commodity positions and 35.3 Bcf were held in over-the-counter swaps and options. Of the 69.4 Bcf notional total, associated physical transactions of 51.9 Bcf are expected to occur in 1995, 8.7 Bcf in 1996, and 8.8 Bcf in 1997 and beyond. A change of plus or minus 10 percent of the fair market prices of the above financial instruments would have the approximate effect of reducing or increasing the above deferrals by $13.4 million, which would be offset by corresponding increases or decreases in the value of the underlying physical transactions.

(B)      Interest Rate Swaps

         The Company has entered into various interest rate swap and cap agreements for the purpose of managing interest rate exposure. Settlement amounts payable or receivable under these agreements are recorded as interest expense or income in the accounting period they are incurred.

         In February 1993, AOG entered into a three-year interest rate swap agreement covering $25 million of notional principal whereby it pays LIBOR, which is reset every six months in arrears, in exchange for a fixed rate of
5.07 percent.  This agreement terminates March 1996.

         In September 1993, AOG entered into a second three-year interest rate swap agreement covering $10 million of notional principal at LIBOR rates, which are reset every 12 months in arrears, in exchange for a fixed rate of 5.27 percent. In August 1994, the counterparty to this second agreement exercised its rights to extend this agreement by one additional year, with the agreement now terminating in September 1997.

         In 1994, the Company entered into four interest rate cap agreements which effectively cap the LIBOR rate to be paid by the Company under these swap agreements at 7.5 percent for the terms of the original swap agreements.

12.      EMPLOYEE BENEFITS

(A)      Retirement Plans

         The Company has defined benefit pension plans covering substantially all full-time K N employees. The Merger Agreement provides that, beginning January 1, 1995, K N will provide to employees who were employed by AOG at the effective time of the merger and are currently with the Company, benefit plans, policies and programs that are no less favorable than those provided to K N's similarly situated employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment. These plans are tax qualified subject to the minimum funding requirements of ERISA. The Company's funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds.

         Net pension cost includes the following components (in thousands):



                                                                                 1994          1993          1992
                                                                                 ----          ----          ----
Service Cost - Benefits Earned During the Period                                $2,721        $ 2,579       $2,712

Interest Cost on Projected Benefit Obligation                                    5,986          5,698        5,153
Actual Return on Assets                                                            565        (14,976)      (5,486)
Net Amortization and Deferral                                                   (9,166)         6,714       (2,598)
                                                                                ------        -------       ------
Net Periodic Pension Cost                                                       $  106        $    15       $ (219)
                                                                                ======        =======       ======

         The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements at December 31, 1994 and 1993 (in thousands):

                                                                                        1994         1993
                                                                                        ----         ----
Actuarial Present Value of Benefit Obligations:
    Vested Benefit Obligation                                                         $(68,229)    $(71,914)
                                                                                      ========     ========
    Accumulated Benefit Obligation                                                    $(70,682)    $(73,005)
                                                                                      ========     ========
    Projected Benefit Obligation                                                      $(78,660)    $(81,554)
Plan Assets at Fair Value                                                               96,724      101,457
                                                                                      --------     --------
Plan Assets in Excess of Projected Benefit Obligation                                   18,064       19,903
Unrecognized Net Gain                                                                   (7,894)      (9,504)
Prior Service Cost Not Yet Recognized in Net Periodic
    Pension Costs                                                                          217          236
Unrecognized Net Asset at January 1                                                     (1,533)      (1,675)
                                                                                      --------     --------

Prepaid Pension Cost                                                                  $  8,854     $  8,960
                                                                                      ========     ========

         The rate of increase in future compensation and the expected long-term rate of return on assets were 4.5 and 8.5 percent, respectively, for 1994, 4.5 and 9.25 percent, respectively, for 1993 and 5.0 and 9.25 percent, respectively, for 1992. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.25 percent for 1994 and 7.5 percent for the 1993 and 1992 periods.

         The Company also contributes the lesser of 10 percent of K N's net income or 10 percent of normal K N employee compensation to the Employees Retirement Fund Trust Profit Sharing Plan (a defined contribution plan). Contributions by the Company were $2.3 million, $2.6 million and $2.1 million for 1994, 1993 and 1992, respectively.

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

         This plan also provides life insurance benefits upon retirement for all K N employees with at least 10 years of credited service who are age 55 or older when they retire. The Company pays for a portion of the life insurance benefit; K N employees may, at their option, increase the benefit by making contributions from age 55 until age 65 or retirement, whichever is earlier. In 1993, the Company began funding the future expected postretirement benefit costs under the plan by making payments to Voluntary Employee Benefit Association trusts. The Company's funding policy is to contribute amounts within the deductible limits imposed on Internal Revenue Code Sec. 501(c)(9) trusts. Plan assets consist primarily of pooled fixed income funds.

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

         Net postretirement benefit cost includes the following components (in thousands):

                                                                                  1994               1993
                                                                                  ----               ----
Service Cost - Benefits Earned During the Period                                 $  321             $  379
Interest Cost on APBO                                                             1,307              1,349
Actual Return on Assets                                                               7                (14)
Net Amortization and Deferral                                                       805                953
                                                                                 ------             ------
Net Periodic Postretirement Benefit Cost                                         $2,440             $2,667
                                                                                 ======             ======

         Prior to 1993, the cost of providing medical care benefits to retired K N employees was recognized as expense as claims were paid, and the cost of life insurance benefits for retirees was not accrued. Instead, life insurance claims were paid from a trust fund resulting from termination of third-party coverage. The Company's net cost of medical care claims for retirees was approximately $1.2 million in 1992.

         The following table sets forth the plan's funded status and the amounts recognized in the Company's financial statements as follows (in thousands):

                                                                                       DECEMBER 31
                                                                                       -----------
                                                                                1994                1993
                                                                                ----                ----
Accumulated Postretirement Benefit Obligation:
    Retirees                                                                  $(13,106)           $(13,920)
    Eligible Active Plan Participants                                           (3,411)             (5,197)
    Ineligible Active Plan Participants                                         (1,768)                  -
                                                                              --------            --------
    Total APBO                                                                 (18,285)            (19,117)
Plan Assets at Fair Value                                                        1,867                 924
                                                                              --------            --------

Accumulated Postretirement Benefit Obligation in
    Excess of Plan Assets                                                      (16,418)            (18,193)
Unrecognized Net Gain                                                           (1,066)                 (6)
Prior Service Cost Not Yet Recognized in Net
    Periodic Postretirement Benefit Cost                                             -                   -
Unrecognized Transition Obligation                                              16,750              17,847
                                                                              --------            --------
Accrued Postretirement Benefit Cost                                           $   (734)           $   (352)
                                                                              ========            ========

         The weighted average discount rate used in determining the actuarial present value of the APBO was 7.5 percent for both periods. The assumed health care cost trend rate was nine percent for 1994 and seven percent for 1995 and beyond. A one-percentage-point increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of the 1994 net periodic postretirement benefit cost by approximately $17,000 and would have increased the APBO as of December 31, 1994, by approximately $215,000.

         K N's interstate retail distribution business, in connection with rate filings described in Note 5(B) for Kansas, Nebraska and Wyoming, has received regulatory approval to include in the cost-of-service component of its rates the cost of postretirement benefits as measured by application of SFAS 106. In addition, KNI has received approval from FERC for similar regulatory treatment in connection with its rate filing, also described in Note 5(B). At December 31, 1994, no SFAS 106 costs were deferred as regulatory assets.

(C)      Other Postemployment Benefits

         In November 1992, FASB issued SFAS 112, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company adopted SFAS 112 on January 1, 1994. Implementation of SFAS 112 had no material effect on the Company's financial position or results of operations. At December 31, 1994, $0.8 million of SFAS 112 costs were deferred as regulatory assets.

13.      COMMON STOCK OPTION AND PURCHASE PLANS

         K N has incentive stock option plans for key employees and nonqualified stock option plans for its nonemployee directors and employees. In 1994, the Company's shareholders approved an expanded stock-based awards plan for key employees which allows for the granting of both nonqualified and incentive options, restricted stock awards, stock appreciation rights and other stock-based awards. Outstanding stock options granted under an AOG stock plan have been converted to stock options for K N common stock using the exchange ratio of 0.47. Under all plans, except the 1994 plan and the AOG plan, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Under the 1994 plan, options may be granted at less than 100 percent of the market value of the stock at the date of grant. Options granted under these plans vest immediately or up to five years and expire no later than 10 years after date of grant.

         During 1993, AOG issued to its chief executive officer 50,000 shares of restricted AOG common stock (23,500 shares of K N common stock) which vest 50 percent per year. AOG also sold 150,000 shares of AOG common stock (70,500 shares of K N common stock) to its president and chief operating officer for $0.04 per share of AOG common stock ($0.0851 per share of K N common stock). One-half of these shares was fully vested and nonforfeitable upon issuance, and the remainder became fully vested upon consummation of the merger described in
Note 2. The market value of these AOG shares issued was approximately $2.3 million based on the average market price per share of AOG common stock on the date of issuance. The market value of the restricted shares was reflected as deferred compensation and is being amortized over the vesting period. The Company recorded compensation expense totaling $1.3 million and $1.2 million for 1994 and 1993, respectively, relating to restricted stock grants awarded under the plans.

         At December 31, 1994, 114 employees, officers and directors of the Company held options under the plans. The changes in stock options outstanding during 1994, 1993 and 1992 are as follows, restated to reflect the three-for-two common stock split described in Note 1(C) and the merger described in Note 2:


                                                                           NUMBER OF                  OPTION PRICE
                                                                             SHARES                   $ PER SHARE
                                                                           ---------                  ------------
Outstanding at December 31, 1991                                             875,149                   5.28-17.29
Granted                                                                       39,592                  16.46-28.99
Exercised                                                                    (99,840)                  5.28-16.76
                                                                           ---------
Outstanding at December 31, 1992                                             814,901                   5.28-28.99
Granted                                                                      311,000                  21.68-28.00
Exercised                                                                   (135,522)                  8.28-16.79
Expired                                                                       (6,751)                  6.72-23.04
                                                                           ---------
Outstanding at December 31, 1993                                             983,628                   8.96-28.99
Granted                                                                      309,500                   0.00-24.00
Exercised                                                                    (67,093)                  0.00-23.04
Expired                                                                      (12,011)                 15.08-23.01
                                                                           ---------
OUTSTANDING AT DECEMBER 31, 1994                                           1,214,024                   0.00-28.99
                                                                           =========
EXERCISABLE AT DECEMBER 31, 1994                                             776,945
                                                                           =========

         Unexercised options outstanding at December 31, 1994, expire at various dates between 1995 and 2004.

         Effective April 1, 1990, and for each succeeding year, K N established an Employee Stock Purchase Plan under which eligible employees may purchase
K N's common stock through voluntary payroll deductions at a 15 percent discount from the market value of the common stock, as defined in the plan.

         Under K N's Stock Option, Dividend Reinvestment, Employee Stock Purchase and Employee Benefit Plans, 4,853,498 shares were reserved for issuance at December 31, 1994.

14.      COMMON STOCK WARRANTS

         At December 31, 1994, warrants to purchase 1,187,432 shares of the Company's common stock were outstanding. The warrants are exercisable at $17.55 per warrant and expire on September 30, 1999.

15.      COMMITMENTS AND CONTINGENT LIABILITIES

(A)      Leases

         On February 16, 1995, AOG Gas Transmission Company, L.P. acquired natural gas transmission pipeline and storage assets in Texas. (See Note 4(A)). A portion of these assets has been funded through 10-year operating leases and payment amounts have been included in the future minimum commitments shown below.

         In 1993, K N Front Range Gathering Company began to lease gas gathering equipment and facilities under a 10-year operating lease. In 1992, KNGG began to lease gas gathering facilities and processing equipment under a seven-year operating lease. These operating leases contain purchase options at the end of their lease terms. The Company also leases certain office space, properties and equipment under operating leases.

         Payments made under operating leases were $9.6 million in 1994, $8.3 million in 1993 and $5.1 million in 1992.

         Future minimum commitments under major operating leases are as follows (in thousands):

YEAR ENDING
DECEMBER 31                                                    AMOUNT
- - -----------                                                    ------
1995                                                           $ 14,130
1996                                                             15,139
1997                                                             13,602
1998                                                             11,602
1999                                                             22,111
Thereafter                                                       55,121
                                                               --------
Total Commitments                                              $131,705
                                                               ========

(B)      Basket Agreement

         Under terms of an agreement (the "Basket Agreement") entered into with Cabot Corporation ("Cabot"), the Company's largest stockholder, as part of AOG's acquisition of Cabot's natural gas pipeline business, AOG and Cabot equally share net payments made in settlement of certain liabilities related to operations of the acquired business prior to the acquisition date. During 1995, the Company expects to settle all significant matters covered by the Basket Agreement. The Company's estimated liability is approximately $6.0 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot. As of December 31, 1994, the Company had made net payments of approximately $12.4 million. The difference between net payments made by the Company and its estimated liability is reflected in current assets and consists of (i) the present value of Cabot's share of net payments and (ii) future recoveries from customers.

(C)      Capital Expenditure Budget

         The consolidated capital expenditure budget for 1995 is approximately $73.9 million, excluding acquisitions.

16.      MAJOR CUSTOMER

         Energas Company and affiliates comprised 11 percent of consolidated revenues in 1994 and 12 percent of consolidated revenues in both 1993 and 1992.

17.      BUSINESS SEGMENT INFORMATION

         The Company is a natural gas energy products and services provider engaged in the following activities:
         (1)  selling natural gas at retail (Retail Natural Gas Services),
         (2) interstate storing and transporting natural gas (Interstate Transportation and Storage Services),
         (3) gathering, processing, marketing, storing and transporting natural gas (Gathering, Processing and Marketing Services), and
         (4) developing and producing natural gas and crude oil (Gas and Oil Production).

BUSINESS SEGMENT INFORMATION

                                                                     1994                 1993           1992
- - ------------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
OPERATING REVENUES:
Retail Natural Gas Services                                       $  218,617            $  203,846     $ 189,133
Interstate Transportation and
 Storage Services                                                     60,562               118,026       133,251
Gathering, Processing and Marketing Services                         885,949               760,245       507,916
Gas and Oil Production                                                14,128                 8,462         7,119
Intersegment Eliminations                                            (95,322)              (51,550)       (9,269)
                                                                  ----------            ----------     ---------
                                                                  $1,083,934            $1,039,029     $ 828,150
                                                                  ==========            ==========     =========

OPERATING INCOME:
Retail Natural Gas Services                                       $   12,540 )
Interstate Transportation and                                                }          $   47,927     $  48,304
 Storage Services                                                     16,347 )
Gathering, Processing and Marketing Services                          22,380                31,028        34,650
Gas and Oil Production                                                 2,908                 1,249           803
                                                                  ----------            ----------     ---------

OPERATING INCOME                                                      54,175                80,204        83,757
Other Income and (Deductions) - Net                                 ( 29,354)              (30,736)      (27,347)
                                                                  ----------            ----------     ---------

INCOME BEFORE INCOME TAXES                                        $   24,821            $   49,468     $  56,410
                                                                  ==========            ==========     =========

IDENTIFIABLE ASSETS:
Retail Natural Gas Services                                       $  304,065 )
Interstate Transportation and                                                }          $  545,424     $ 561,561
 Storage Services                                                    216,753 )
Gathering, Processing and Marketing Services                         574,280               575,423       387,218
Gas and Oil Production                                                43,932                25,743        22,374
Corporate *                                                           33,354                22,685        36,258
                                                                  ----------            ----------     ---------
                                                                  $1,172,384            $1,169,275    $1,007,411
                                                                  ==========            ==========    ==========

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
Retail Natural Gas Services                                       $   12,111 )
Interstate Transportation and                                                }          $   21,271     $  20,876
 Storage Services                                                      8,338 )
Gathering, Processing and Marketing Services                          25,830                20,018        15,384
Gas and Oil Production                                                 3,999                 3,355         3,093
                                                                  ----------            ----------     ---------
                                                                  $   50,278            $   44,644     $  39,353
                                                                  ==========            ==========     =========

CAPITAL EXPENDITURES AND ACQUISITIONS:
Retail Natural Gas Services                                       $   23,673 )
Interstate Transportation and                                                }          $   56,782     $  58,471
 Storage Services                                                     16,509 )
Gathering, Processing and Marketing Services                          26,521               104,219       117,659
Gas and Oil Production                                                35,256                 4,951         9,490
                                                                  ----------            ----------     ---------
                                                                  $  101,959            $  165,952     $ 185,620
                                                                  ==========            ==========     =========


* Principally cash and investments

 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
 QUARTERLY OPERATING RESULTS FOR 1994 AND 1993

 (In Thousands Except Per Share Amounts)

                                                                         1994
                                                                         ----
                                                   FIRST        SECOND        THIRD       FOURTH
                                                   -----        ------        -----       ------
Operating Revenues                               $348,970      $238,685     $230,696     $265,583
Operating Income (Loss)                            25,940        10,410       (7,628)      25,453
Net Income (Loss)                                  11,959         2,910      (12,460)      12,912
Preferred Dividends                                   157           158          157          158
Number of Common Shares Used In
     Computing Earnings Per Share                  27,718        27,855       28,153       28,149

Earnings (Loss) Per Common Share                 $   0.42      $   0.10     $  (0.45)*   $   0.45

*Includes merger and restructuring costs totaling $19.3 million after taxes, or $0.69 per common share.



                                                                         1993
                                                                         ----
                                                   FIRST        SECOND        THIRD       FOURTH
                                                   -----        ------        -----       ------
Operating Revenues                               $288,121      $218,197     $236,653     $296,058
Operating Income                                   33,981         7,484       11,361       27,378
Net Income                                         16,665         1,020        2,731       10,453
Preferred Dividends                                   246           202          203          202
Number of Common Shares Used In
     Computing Earnings Per Share                  27,097        27,545       27,435       27,580

Earnings Per Common Share                        $   0.60      $   0.03     $   0.10     $   0.36





ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

                 There were no such matters during 1994.

                                    PART III

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification of Directors

         For information regarding the Directors, see pages 3-6 of the 1995 Proxy Statement.

(B)      Identification of Executive Officers

         See Executive Officers of the Registrant under Part I.

(C)      Identification of Certain Significant Employees

         None.

(D)      Family Relationships

         See "Relationship Between Certain Directors and the Company" on page 8 of the 1995 Proxy Statement.

(E)      Business Experience

         See Executive Officers of the Registrant under Part I.

(F)      Involvement in Certain Legal Proceedings

         See Executive Officers of the Registrant under Part I.

(G)      Promoters and Control Persons

         None.

ITEM 11:     EXECUTIVE COMPENSATION

         See "Executive Compensation", "Stock Options", "Pension Benefits" and "Director Compensation" on pages 9-18 of the 1995 Proxy Statement.


ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the following pages of the 1995 Proxy Statement: (i) Pages 3-6 relating to common stock owned by directors; (ii) pages 16-17, "Executive Stock Ownership"; and (iii) pages 19-20, "Principal Shareholders".

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Management and Others

         See "Certain Transactions" on pages 7-8 of the 1995 Proxy Statement and "Relationship Between Certain Directors and the Company" on page 8 of the 1995 Proxy Statement.

(B)      Certain Business Relationships

         See "Relationship Between Certain Directors and the Company" on page 8 of the 1995 Proxy Statement.

(C)      Indebtedness of Management

         None.

(D)      Transactions with Promoters

         Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) See the index for a listing and page numbers of financial statements and exhibits included herein or incorporated by reference.

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

                 K N Energy, Inc. 1994 Executive Incentive Plan (Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1993)*

                 K N Energy, Inc. 1995 Executive Incentive Plan (attached hereto as Exhibit 10(l))**

                 K N Energy, Inc. Nonqualified Deferred Compensation Plan (attached hereto as Exhibit 10(m)**

         (b)     Reports on Form 8-K

                 On October 18, 1994, a Current Report on form 8-K was filed to report that on October 19, 1994, K N sold $75 million of its 8.75% Debentures due October 15, 2024, pursuant to an underwritten public offering.*

                 On January 11, 1995, a Current Report on Form 8-K was filed to report that on January 6, 1995, an affiliate of K N announced its proposed acquisition of certain gas gathering and gas storage assets located in Texas from affiliates of Meridian Oil Inc.*

                 On February 16, 1995, a Current Report on Form 8-K was filed to report that on February 16, 1995, an affiliate of K N closed its previously announced acquisition of certain gas gathering and gas storage assets located in Texas from affiliates of Meridian Oil Inc.*



 *   Incorporated herein by reference.
 **  Included in SEC and NYSE copies only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        K N ENERGY, INC.
                                                          (Registrant)

March 8, 1995                                By /s/ E. Wayne Lundhagen
                                                -------------------------------
                                                    E. Wayne Lundhagen
                                                    Vice President, Finance and
                                                    Accounting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward H. Austin, Jr.                              Director
- - ------------------------------------------------
Edward H. Austin, Jr.

/s/ Charles W. Battey                                  Chairman and Director
- - ------------------------------------------------
Charles W. Battey

/s/ Stewart A. Bliss                                   Director
- - ------------------------------------------------
Stewart A. Bliss

/s/ David W. Burkholder                                Director
- - ------------------------------------------------
David W. Burkholder

/s/ David M. Carmichael                                Vice Chairman and Director
- - ------------------------------------------------
David M. Carmichael

/s/ Robert H. Chitwood                                 Director
- - ------------------------------------------------
Robert H. Chitwood

/s/ Howard P. Coghlan                                  Director
- - ------------------------------------------------
Howard P. Coghlan

/s/ Robert B. Daugherty                                Director
- - ------------------------------------------------
Robert B. Daugherty

/s/ Jordan L. Haines                                   Director
- - ------------------------------------------------
Jordan L. Haines

/s/ Larry D. Hall                                      President, Chief Executive Officer and
- - ------------------------------------------------       Director (Principal Executive Officer)
Larry D. Hall

/s/ William J. Hybl                                    Director
- - ------------------------------------------------
William J. Hybl

/s/ E. Wayne Lundhagen                                 Vice President, Finance and Accounting
- - ------------------------------------------------       (Principal Financial and Accounting Officer)
E. Wayne Lundhagen

/s/ Edward Randall, III                                Director
- - ------------------------------------------------
Edward Randall, III

/s/ James C. Taylor                                    Director
- - ------------------------------------------------
James C. Taylor

/s/ H. A. True, III                                    Director
- - ------------------------------------------------
H. A. True, III


                          Exhibit Index                              Page Number
                          -------------                              -----------
List of Executive Compensation Plans and Arrangements . . .               63
Exhibit 3(a) - Restated Articles of Incorporation
  (Exhibit 3(a) - Attached hereto as Exhibit 3(a))**
Exhibit 3(b) - By-laws of the Company, as amended
  (Exhibit 3(b) - Attached hereto as Exhibit 3(b))**
Exhibit 3(c) - Certificate of the Voting Powers,
  Designation, Preferences and Relative, Participa-
  ting, Optional or Other Special Rights, and Quali-
  fications, Limitations or Restrictions Thereof,
  of the Class B $8.30 Cumulative Preferred Stock,
  Without Par Value (Exhibit 4.4, File No.
  33-26314)*
Exhibit 4(a) - Indenture dated as of September 1,
  1988, between K N Energy, Inc. and Continental
  Illinois National Bank and Trust Company of Chi-
  cago (Exhibit 1.2, Current Report on Form 8-K
  Dated October 5, 1988)*
Exhibit 4(b) - First supplemental indenture dated
  as of January 15, 1992, between K N Energy, Inc.
  and Continental Illinois National Bank and Trust
  Company and Chicago (Exhibit 4.2, File No. 33-45091)*
Exhibit 4(c) - Second supplemental indenture dated
  as of December 15, 1992, between K N Energy, Inc.
  and Continental Bank, National Association (Exhibit
  1.2 Current Report on Form 8-K dated December 15,
  1992)*
Exhibit 4(d) - Indenture dated as of November 20, 1993,
  between K N Energy, Inc. and Continental Illinois
  National Bank and Trust Company of Chicago (Exhibit
  4.1, File No. 33-51115)*
  Note - Copies of instruments relative to
  long-term debt in authorized amounts that do not
  exceed 10 percent of the consolidated total assets
  of the Company and its subsidiaries have not been
  furnished.  The Company will furnish such instru-
  ments to the Commission upon request.
Exhibit 10(a) - Form of Key Employee Severance
  Agreement (Exhibit 10.2, Amendment No. 1 on Form 8
  dated September 2, 1988 to the Annual Report on Form
  10-K for the year ended December 31, 1987)*
Exhibit 10(b) - 1982 Stock Option Plan for Non-
  employee Directors of the Company with Form of
  Grant Certificate (Exhibit 10.3, Amendment No. 1
  on Form 8 dated September 2, 1988 to the Annual
  Report on Form 10-K for the year ended
  December 31, 1987)*
Exhibit 10(c) - 1982 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.4,
  Amendment No. 1 on Form 8 dated September 2, 1988
  to the Annual Report on Form 10-K for the year ended
  December 31, 1987)*
Exhibit 10(d) - 1986 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.5,
  Amendment No. 1 on Form 8 dated September 2, 1988
  to the Annual Report on Form 10-K for the year
  ended December 31, 1987)*
Exhibit 10(e) - 1988 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.6,
  Amendment No. 1 on Form 8 dated September 2, 1988
  to the Annual Report on Form 10-K for the year ended
  December 31, 1987)*
Exhibit 10(f) - Form of Grant Certificate for
  Employee Stock Option Plans (Exhibit 10.7, Amend-
  ment No. 1 on Form 8 dated September 2, 1988 to
  the Annual Report on Form 10-K for the year ended
  December 31, 1987)*
Exhibit 10(g) - Directors' Deferred Compensation
  Plan Agreement (Exhibit 10.8, Amendment No. 1
  on Form 8 dated September 2, 1988 to the Annual
  Report on Form 10-K for the year ended
  December 31, 1987)*

                   Exhibit Index (Continued)
                                                                                  Page Number
                                                                                  -----------
Exhibit 10(h) - 1987 Directors' Deferred Fee Plan
  and Form of Participation Agreement regarding the
  Plan (Exhibit 10.9, Amendment No. 1 on Form 8
  dated September 2, 1988 to the Annual Report on
  Form 10-K for the year ended December 31, 1987)*
Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
  Directors of the Company with Form of Grant Certificate
  (Exhibit 4.1, File No. 33-46999).
Exhibit 10(j) - K N Energy, Inc. 1994 Executive
  Incentive Plan (Exhibit 10(k) to the Annual Report on
  Form 10-K for the Year Ended December 31, 1993)*
Exhibit 10(k) - 1994 K N Energy, Inc. Long-Term Incentive Plan
  (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
  on Schedule 14-A)*
Exhibit 10(l) - K N Energy, Inc. 1995 Executive Incentive Plan
     (Attached hereto as Exhibit 10(l))**
Exhibit 10(m) - K N Energy, Inc. Nonqualified Deferred Compensation
  Plan (Attached hereto as Exhibit 10(m))**
Exhibit 10(n) - K N Energy, Inc. Nonqualified Retirement Income
  Restoration Plan (Attached hereto as Exhibit 10(n))**
Exhibit 10(o) - K N Energy, Inc. Nonqualified Profit Sharing Restoration
  Plan (attached hereto as Exhibit 10(o))**
Exhibit 12 - Ratio of Earnings to Fixed Charges . . . . . . . . . . . . . .            68
Exhibit 13 - 1994 Annual Report to Shareholders***  . . . . . . . . . . . .            69
Exhibit 22 - Subsidiaries of the Registrant . . . . . . . . . . . . . . . .            70-71
Exhibit 24 - Consent of Independent Public Accountants  . . . . . . . . . .            72
Exhibit 27 - Financial Data Schedule****




*        Incorporated herein by reference.
**       Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K
****     Included in SEC copy only.