Form 10-Q
period 1995-03-31
K N ENERGY INC
filed 1995-05-15
CIK 54502

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                               -------------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------

Commission File Number   1-6446
                      ------------

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

                                 (303) 989-1740
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 27,762,704 shares as of April 30, 1995.

                                                                       Form 10-Q

                        K N ENERGY, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
                                                                                                                    Page Number
                                                                                                                    -----------
                     Consolidated Balance Sheets (Unaudited)..............................................             3 & 4
                     Consolidated Statements of Income
                       (Unaudited)........................................................................             5
                     Consolidated Statements of Cash Flows
                       (Unaudited)........................................................................             6 & 7
                     Notes to Consolidated Financial Statements...........................................             8 & 9

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................................             10 - 12


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................................................             13

  Item 4.  Submission of Matters to a Vote of
               Security Holders...........................................................................             13

  Item 6.  Exhibit 27 - Financial Data Schedule*..........................................................

SIGNATURE.................................................................................................             14


* Included in SEC EDGAR Filing Only.

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                        MARCH 31        DECEMBER 31
                                                                                          1995             1994
                                                                                          ----             ----
                                                                                      (UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents.......................................................       $   26,094        $   20,613
Accounts Receivable.............................................................          109,856           151,834
Material and Supplies, at Average Cost..........................................            9,974            12,687
Gas in Underground Storage......................................................           16,872            31,695
Prepaid Gas.....................................................................           15,269            12,456
Exchange Gas and Other..........................................................           42,341            50,029
                                                                                       ----------        ----------
                                                                                          220,406           279,314
                                                                                       ----------        ----------

INVESTMENTS.....................................................................           10,181             9,186
                                                                                       ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Retail Natural Gas Services.....................................................          356,727           358,337
Interstate Transportation and Storage Services..................................          372,825           371,253
Gathering, Processing and Marketing Services....................................          554,270           533,226
Gas and Oil Production..........................................................           51,622            49,578
                                                                                       ----------        ----------
                                                                                        1,335,444         1,312,394

Less - Accumulated Depreciation, Depletion and Amortization.....................          472,818           461,745
                                                                                       ----------        ----------
                                                                                          862,626           850,649
                                                                                       ----------        ----------
DEFERRED CHARGES AND OTHER ASSETS...............................................           17,758            33,235
                                                                                       ----------        ----------
                                                                                       $1,110,971        $1,172,384
                                                                                       ==========        ==========

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                        MARCH 31         DECEMBER 31
                                                                                          1995              1994
                                                                                          ----              ----
                                                                                       (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Preferred Stock and Long-Term Debt........................       $   32,006        $   30,384
Notes Payable...................................................................           46,000            60,000
Accounts Payable................................................................           67,544           108,755
Accrued Taxes...................................................................           11,115             6,197
Exchange Gas and Other..........................................................           37,482            50,434
                                                                                       ----------        ----------
                                                                                          194,147           255,770
                                                                                       ----------        ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes...........................................................           95,703            96,054
Deferred Revenues...............................................................           48,030            42,090
Other...........................................................................           24,864            28,194
                                                                                       ----------        ----------
                                                                                          168,597           166,338
                                                                                       ----------        ----------

LONG-TERM DEBT..................................................................          321,372           334,644
                                                                                       ----------        ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES....................................           14,510            13,231
                                                                                       ----------        ----------

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION.................................            1,143             1,715
                                                                                       ----------        ----------

STOCKHOLDERS' EQUITY:
Preferred Stock -
    Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
        All Without Par Value
    Redeemable Solely at Option of Company at $105 Per Share - Class A,
        $5.00 Cumulative Series; 70,000 Shares..................................            7,000             7,000
                                                                                       ----------        ----------
Common Stockholders' Equity
    Common Stock -
        Authorized - 50,000,000 Shares, Par Value $5 Per Share
        Outstanding - 27,739,146 and 27,617,531 Shares, Respectively............          138,696           138,088
    Additional Paid-in Capital..................................................          172,537           170,932
    Retained Earnings...........................................................           93,499            86,032
    Deferred Compensation.......................................................             (327)             (378)
    Treasury Stock, at Cost, (9,126 and 44,417 Shares, Respectively)............             (203)             (988)
                                                                                       ----------        ----------
Total Common Stockholders' Equity...............................................          404,202           393,686
                                                                                       ----------        ----------
Total Stockholders' Equity......................................................          411,202           400,686
                                                                                       ----------        ----------
                                                                                       $1,110,971        $1,172,384
                                                                                       ==========        ==========


The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                           ----------------------
                                                                                           1995              1994
                                                                                           ----              ----
OPERATING REVENUES:

Retail Natural Gas Services.....................................................         $ 75,698          $ 79,565
Interstate Transportation and Storage Services..................................            7,217             5,335
Gathering, Processing and Marketing Services....................................          206,701           261,166
Gas and Oil Production..........................................................            2,091             2,904
                                                                                         --------          --------
Total Operating Revenues........................................................          291,707           348,970
                                                                                         --------          --------

OPERATING COSTS AND EXPENSES:

Gas Purchases...................................................................          197,743           262,734
Operations and Maintenance......................................................           44,933            43,067
Depreciation, Depletion and Amortization........................................           12,338            12,818
Taxes, Other Than Income Taxes..................................................            5,201             4,411
                                                                                         --------          --------
Total Operating Costs and Expenses..............................................          260,215           323,030
                                                                                         --------          --------

OPERATING INCOME................................................................           31,492            25,940
                                                                                         --------          --------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense................................................................           (8,954)           (7,302)
Minority Interests..............................................................             (577)             (185)
Other, Net......................................................................              569               155
                                                                                         --------          --------
Total Other Income and (Deductions).............................................           (8,962)           (7,332)
                                                                                         --------          --------

INCOME BEFORE INCOME TAXES......................................................           22,530            18,608
Income Taxes....................................................................            8,012             6,649
                                                                                         --------          --------

NET INCOME......................................................................           14,518            11,959
Less - Preferred Stock Dividends................................................              123               157
                                                                                         --------          --------

EARNINGS AVAILABLE FOR COMMON STOCK.............................................         $ 14,395          $ 11,802
                                                                                         ========          ========

Number of Shares Used in Computing
    Earnings Per Common Share...................................................           28,144            27,718
                                                                                         ========          ========

EARNINGS PER COMMON SHARE.......................................................         $   0.51          $   0.42
                                                                                         ========          ========

DIVIDENDS PER COMMON SHARE......................................................         $   0.25          $   0.13
                                                                                         ========          ========

The accompanying notes are an integral part of these statements of income.

                                                                       Form 10-Q


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                           ----------------------
                                                                                           1995              1994
                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................................         $ 14,518          $ 11,959
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
   Depreciation, Depletion and Amortization.....................................           12,338            12,818
   Minority Interests...........................................................              577               185
   Provisions for Losses on Accounts Receivable.................................              250               274
   Executive Stock Compensation.................................................               51               323
   Deferred Purchased Gas Costs.................................................            5,483             6,579
   Changes in Other Working Capital Items.......................................           14,840            60,252
   Changes in Deferred Revenues.................................................            5,940             4,578
   Other, Net...................................................................            5,976             4,780
                                                                                         --------          --------

NET CASH FLOWS FROM OPERATING ACTIVITIES........................................           59,973           101,748
                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures............................................................          (14,645)          (22,779)
Acquisitions, Net of Cash Acquired .............................................          (10,369)          (28,730)
Other Funds Used During Construction............................................               --                73
Investments.....................................................................             (995)                3
Proceeds from Sale of Facilities................................................              425                78
(Payments) Collections Under Basket Agreement...................................              715              (322)
                                                                                         --------          --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES.....................................          (24,869)          (51,677)
                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net)...........................................................          (14,000)          (38,000)
Long-Term Debt      -  Issued...................................................               --             1,100
                    -  Retired..................................................          (12,237)           (8,091)
Common Stock Issued.............................................................            2,213             5,790
Treasury Stock      -  Issued...................................................              785               254
                    -  Acquired.................................................               --              (417)
Cash Dividends      -  Common...................................................           (6,928)           (3,666)
                    -  Preferred................................................             (123)             (157)
Minority Interests  -  Contributions............................................            1,031               933
                    -  Distributions............................................             (329)             (218)
Premium on Debt Reacquisition and Issue Costs...................................              (35)               (2)
                                                                                         --------          --------

NET CASH FLOWS USED IN FINANCING ACTIVITIES.....................................          (29,623)          (42,474)
                                                                                         --------          --------


Net Increase in Cash and Cash Equivalents.......................................            5,481             7,597
Cash and Cash Equivalents at Beginning of Year..................................           20,613            14,353
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................         $ 26,094          $ 21,950
                                                                                         ========          ========


The accompanying notes are an intergral part of these statements of cash flows.

                                                                       Form 10-Q


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                            ----------------------
                                                                                            1995              1994
                                                                                            ----              ----

CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (NET OF ACQUISITION EFFECTS):
Accounts Receivable.............................................................          $41,728           $ 1,962
Contract Demand Receivables  ...................................................               --            38,732
Material and Supplies...........................................................            2,713               278
Gas in Underground Storage......................................................           14,840            12,249
Accounts Payable, Accrued Taxes and Other Current Liabilities...................          (49,316)            5,170
Other Current Assets............................................................            4,875             1,861
                                                                                          -------           -------

                                                                                          $14,840           $60,252
                                                                                          =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
Interest (Net of Amount Capitalized)............................................          $ 9,990           $10,650
                                                                                          =======           =======
Income Taxes....................................................................          $     9           $   778
                                                                                          =======           =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 16, 1995, K N's gas transmission affiliate, AOG Gas Transmission Company, L.P., acquired natural gas transmission pipeline and storage assets in Texas. In conjunction with the acquisition, liabilities were assumed as follows:


                                                                                            1995
                                                                                            ----
Fair Value of Assets Acquired...................................................          $13,440
Cash Paid for Assets............................................................          (10,369)
                                                                                          -------
Liabilities Assumed.............................................................          $ 3,071
                                                                                          =======

                                                                       Form 10-Q


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring accruals.

Certain prior year amounts have been reclassified to conform with the 1995 presentation.

2.       Merger

On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, American Oil and Gas Corporation ("AOG") was merged into the Company. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares.

The merger was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements for periods prior to consummation of the merger have been restated as though the companies had been combined for all periods reported herein.

3.       Merger and Restructuring Costs

The Company recorded merger and restructuring costs totaling $25.9 million in the third quarter of 1994. Total expected cash expenditures relating to these charges are $23.4 million, of which $3.0 million had not yet been paid as of March 31, 1995.

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

Restructuring costs related to the formal restructuring plan of the Company's retail distribution operations total $1.2 million, representing severance and employee benefit costs for terminating approximately 90 retail distribution employees as a result of the restructuring and centralization of customer service functions.

4.       Acquisitions

On February 16, 1995, the Company acquired natural gas transmission pipeline and storage assets in Texas. The assets include two West Texas pipeline systems, comprised of 347 miles of pipeline and related facilities, which are currently connected to AOG's core pipeline system. In addition, surface facilities, lease rights and approximately 10.8 Bcf of natural gas in storage in a leased, Gulf Coast storage field were acquired. AOG also acquired the remaining 50 percent interest it did not previously own in a 90-mile joint venture pipeline near Midland, Texas.

                                                                       Form 10-Q


The total price was $80.1 million, subject to closing adjustments. The Company utilized an operating lease and short-term debt financing arrangements to fund the acquisition.

5.       Regulatory  Matters

In January 1995, as a result of an agreement reached with its customers, the Company filed an application with FERC to transfer three storage fields, including approximately 45 Bcf of cushion gas held by K N Interstate Gas Transmission Co. ("KNI"), to a newly created nonjurisdictional affiliate, K N Natural Gas, Inc. ("KNNG"). On May 2, 1995, FERC issued an order approving the storage reorganization filing. With the approval of this transfer, KNI will own only the Huntsman, Nebraska storage facilities, which will remain as jurisdictional facilities and continue to provide storage services. Jurisdictional rates will be restated to reflect this transfer. KNNG will be able to market its cushion gas at market rates from the three storage facilities which were transferred.

6.       Treasury Stock

In April 1995, K N's Board of Directors authorized the purchase on the open market of up to 500,000 shares of the Company's common stock through December 31, 1996. Any such purchases will be used to fund Company benefit plans and the Company's dividend reinvestment plan. Such a program is in the ordinary course of K N's business and is a continuation of a similar share purchasing program that K N has used in the past.

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED FINANCIAL RESULTS
For the first quarter of 1995, K N reported consolidated net income of $14.5 million, or $0.51 per common share, after payment of preferred dividends. This reflects a 21 percent increase in earnings compared with the 1994 first quarter's net income of $12.0 million, or $0.42 per common share.

Stringent cost controls (including realized expense savings from the K N-AOG merger), contributions from the February 1995 acquisition of transmission and storage assets in Texas, and the impact of 1994 rate increases (subsequent to the first quarter of 1994) were the key factors to the 1995 earnings improvement. These factors more than offset the adverse effects of mild winter weather and lower natural gas prices.

RESULTS OF OPERATIONS
First quarter operating results by business segment and consolidated other income and (deductions) and income taxes are discussed below. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

Retail Natural Gas Services                                                       1995                1994
                                                                                  ----                ----
Operating Revenues -
    Gas Sales                                                                    $73.3               $77.6
    Transportation and Other                                                       2.5                 2.0
                                                                                 -----               -----
                                                                                  75.8                79.6
                                                                                 -----               -----

Operating Costs and Expenses -
    Gas Purchases                                                                 45.4                50.3
    Operations and Maintenance                                                    13.6                14.6
    Depreciation, Depletion and Amortization                                       3.2                 2.9
    Taxes, Other Than Income Taxes                                                 1.9                 1.4
                                                                                 -----               -----
                                                                                  64.1                69.2
                                                                                 -----               -----
Operating Income                                                                 $11.7               $10.4
                                                                                 =====               =====

Systems Throughput (Trillion Btus) -
    Gas Sales                                                                     13.3                14.9
    Transportation                                                                 6.2                 4.1
                                                                                 -----               -----
                                                                                  19.5                19.0
                                                                                 =====               =====

System Wide Degree Days                                                          2,823               3,137

As indicated by degree days, the first quarter of 1995 was 10 percent milder than the previous year. The decline in 1995 gas sales revenues and volumes and gas purchases primarily reflects the milder weather. Sales volumes also declined as several commercial customers converted to transportation service. Rate increases on the Rocky Mountain distribution system, subsequent to the first quarter of 1994, and expense reductions due to the centralization of customer service operations more than offset the weather impact.

                                                                       Form 10-Q


INTERSTATE TRANSPORTATION AND STORAGE SERVICES                                    1995                1994
                                                                                  ----                ----
Operating Revenues -
    Transportation and Storage                                                   $15.3               $15.3
    Natural Gas Liquids and Other                                                  1.3                 0.9
                                                                                 -----               -----
                                                                                  16.6                16.2
                                                                                 -----               -----

Operating Costs and Expenses -
    Gas Purchases                                                                  1.4                 0.8
    Operations and Maintenance                                                     7.0                 5.7
    Depreciation, Depletion and Amortization                                       2.1                 2.1
    Taxes, Other Than Income Taxes                                                 0.8                 1.1
                                                                                 -----               -----
                                                                                  11.3                 9.7
                                                                                 -----               -----
Operating Income                                                                 $ 5.3               $ 6.5
                                                                                 =====               =====

Systems Throughput (Trillion Btus) -                                              38.9                41.3
                                                                                 =====               =====

Natural Gas Liquids (Millions of Gallons)                                          3.5                 3.2
                                                                                 =====               =====

As a part of the 1994 FERC rate case, customers renominated lower levels of firm storage service. Accordingly, the impact of higher rates resulting from the late 1994 rate case settlement was partially offset by lower storage revenues in the 1995 first quarter. Also contributing to the decline in 1995 operating income, compared to the 1994 first quarter, was the favorable resolution in 1994 of certain environmental or legal contingencies. First quarter 1994 operations and maintenance expense was reduced by $1.3 million as reserves for these issues were no longer required.

GATHERING, PROCESSING AND MARKETING SERVICES                                     1995                1994
                                                                                 ----                ----
Operating Revenues -
    Gas Sales                                                                   $178.4              $236.7
    Transportation and Gathering                                                  11.4                11.5
    Natural Gas Liquids and Other                                                 30.0                27.0
                                                                                ------              ------
                                                                                 219.8               275.2
                                                                                ------              ------
Operating Costs and Expenses -
    Gas Purchases                                                                174.0               236.4
    Operations and Maintenance                                                    23.4                22.5
    Depreciation, Depletion and Amortization                                       5.9                 6.3
    Taxes, Other Than Income Taxes                                                 2.3                 1.6
                                                                                ------              ------
                                                                                 205.6               266.8
                                                                                ------              ------
Operating Income                                                                $ 14.2              $  8.4
                                                                                ======              ======

System Throughput (Trillion Btus) -
    Gas Sales                                                                     89.1               100.3
    Transportation and Gathering                                                  81.6                78.9
                                                                                ------              ------
                                                                                 170.7               179.2
                                                                                ======              ======

Natural Gas Liquids (Millions of Gallons)                                         92.8                89.5
                                                                                ======              ======

Although first quarter 1995 gas sales volumes were 11.2 trillion Btus lower than the 1994 first quarter, sales margins were higher due to favorable gas costs and a greater percentage of 1995 sales being made to firm requirements customers. First quarter 1995 results also benefited from the February acquisition of natural gas transmission and storage assets in Texas, lower operations and maintenance expense (excluding expenses of the February acquisition), and an improvement in margins on natural gas liquids due to improved recoveries.

                                                                       Form 10-Q


GAS AND OIL PRODUCTION                                                            1995                1994
                                                                                  ----                ----
Operating Revenues -
    Gas and Oil Sales                                                             $2.3                $3.4
    Other                                                                          0.5                 0.4
                                                                                  ----                ----
                                                                                   2.8                 3.8
                                                                                  ----                ----
Operating Costs and Expenses -
    Operations and Maintenance                                                     1.2                 1.3
    Depreciation, Depletion and Amortization                                       1.1                 1.6
    Taxes, Other Than Income Taxes                                                 0.2                 0.3
                                                                                  ----                ----
                                                                                   2.5                 3.2
                                                                                  ----                ----
Operating Income                                                                  $0.3                $0.6
                                                                                  ====                ====

Gas and Oil Production (Equivalent Bcf)                                            1.3                 1.8
                                                                                  ====                ====


The decline in 1995 operating income reflects low natural gas prices which also resulted in shut-in production. Additionally, the first quarter 1994 results included production from gas and oil reserves acquired in February 1994. In October 1994, the Company sold a 50 percent interest in these properties.

OTHER INCOME AND (DEDUCTIONS)                                                     1995                1994
                                                                                  ----                ----
Interest Expense                                                                 $(9.0)              $(7.3)
                                                                                 =====               =====

The increase in first quarter 1995 interest expense is due to the October 1994 sale of $75 million of 8.75% debentures.

INCOME TAXES                                                                      1995                1994
                                                                                  ----                ----
Provisions                                                                       $ 8.0               $ 6.6
                                                                                 =====               =====
Effective Tax Rate                                                                35.6%               35.7%

The effective tax rates for both 1995 and 1994 reflect tax credits on production from gas wells qualifying for non-conventional fuel credit under Section 29 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

First quarter 1995 net cash flows from operations were $60.0 million, or $3.0 million below net operating cash flows for the 1994 first quarter, excluding the $41 million of proceeds from the February 1994 sale of contract demand receivables.

Short-term debt was $46.0 million at March 31, 1995, compared with short-term borrowings of $60.0 million and $9.0 million at December 31, 1994 and March 31, 1994, respectively. In February 1995, the Company completed the $80.1 million acquisition of natural gas transmission and storage assets in Texas. Approximately $66 million of the acquisition was financed by an operating lease.

                                                                       Form 10-Q


OTHER INFORMATION

Item 1.  Legal Proceedings

         Mystery Bridge Road Environmental Matters.

         As reported in the Company's Annual Report on Form 10-K, the Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming. "Operating Unit Two", which addressed remediation of the soil and free-phase petroleum product, was certified by the EPA as complete in March 1995, and a monitoring phase is now underway. The Company expects the monitoring phase to continue until summer 1996.

         Westerman, et al. vs. K N Energy, Inc., et al.

         As reported in the Company's Annual Report on Form 10-K, on December 8, 1994, K N and its wholly-owned subsidiary K N Gas Supply Services, Inc. were sued by gas producers under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado. The parties are awaiting a decision on proper court venue.

         For information relating to other legal proceedings, see Notes 5 and 6 of Notes to Consolidated Financial Statements on Pages 42-46 of the 1994 Annual Report on Form 10-K and Item 3: Legal Proceedings on Pages 16-20 on the 1994 Annual Report on Form 10-K.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant held its Annual Meeting of Shareholders on April 6, 1995.

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


                                                 K N ENERGY, INC.
                                                   (Registrant)



May 15, 1995                                  /s/ E. Wayne Lundhagen
                                     -------------------------------------------
                                                 E. Wayne Lundhagen
                                             Vice President and Treasurer
                                         (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                      EXHIBIT DESCRIPTION                     PAGE
- -----------                      -------------------                     ----
   27                   Financial Data Schedule

