Form 10-Q
period 1995-06-30
K N ENERGY INC
filed 1995-08-14
CIK 54502

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995
                                --------------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                                ---------      --------

Commission File Number                 1-6446
                        --------------------------------------------------------

                                K N ENERGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Kansas                                                48-0290000
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         370 Van Gordon Street
P.O. Box 281304, Lakewood, Colorado                               80228-8304
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (303) 989-1740
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           Yes  X        No
                               ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 27,856,904
--------------------------------------------------------------------------------
shares as of July 31, 1995.
---------------------------
--------------------------------------------------------------------------------

                                                                       Form 10-Q

                        K N ENERGY, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1995
                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                                                             Page Number
                                                                             -----------
                     Consolidated Balance Sheets (Unaudited)..............      3 & 4
                     Consolidated Statements of Income
                       (Unaudited)........................................      5
                     Consolidated Statements of Cash Flows
                       (Unaudited)........................................      6 & 7
                     Notes to Consolidated Financial Statements...........      8 & 9

  Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................     10 - 13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................      14

  Item 6.  Exhibit 27 - Financial Data Schedule *

SIGNATURE.................................................................      15

* Included In SEC EDGAR Filing Only.

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                         JUNE 30         DECEMBER 31
                                                                                          1995              1994
                                                                                          ----              ----
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents.......................................................       $   20,091        $   20,613
Accounts Receivable.............................................................          150,184           151,834
Material and Supplies, at Average Cost..........................................           11,844            12,687
Gas in Underground Storage......................................................           10,795            31,695
Prepaid Gas.....................................................................           15,247            12,456
Exchange Gas and Other..........................................................           46,923            50,029
                                                                                       ----------        ----------
                                                                                          255,084           279,314
                                                                                       ----------        ----------

INVESTMENTS.....................................................................           13,571             9,186
                                                                                       ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Retail Natural Gas Services.....................................................          355,415           358,337
Interstate Transportation and Storage Services..................................          310,031           371,253
Gathering, Processing and Marketing Services....................................          629,792           533,226
Gas and Oil Production..........................................................           51,435            49,578
                                                                                       ----------        ----------
                                                                                        1,346,673         1,312,394

Less - Accumulated Depreciation, Depletion and Amortization.....................          483,487           461,745
                                                                                       ----------        ----------
                                                                                          863,186           850,649
                                                                                       ----------        ----------
DEFERRED CHARGES AND OTHER ASSETS...............................................           19,552            33,235
                                                                                       ----------        ----------
                                                                                       $1,151,393        $1,172,384
                                                                                       ==========        ==========

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                        JUNE 30          DECEMBER 31
                                                                                          1995              1994
                                                                                          ----              ----
                                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Preferred Stock and Long-Term Debt........................       $   29,261        $   30,384
Notes Payable...................................................................           45,500            60,000
Accounts Payable................................................................          115,892           108,755
Accrued Taxes...................................................................            1,011             6,197
Exchange Gas and Other..........................................................           40,008            50,434
                                                                                       ----------        ----------
                                                                                          231,672           255,770
                                                                                       ----------        ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:

Deferred Income Taxes...........................................................          100,017            96,054
Deferred Revenues...............................................................           41,456            42,090
Other...........................................................................           27,911            28,194
                                                                                       ----------        ----------
                                                                                          169,384           166,338
                                                                                       ----------        ----------

LONG-TERM DEBT..................................................................          321,602           334,644
                                                                                       ----------        ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES....................................           14,514            13,231
                                                                                       ----------        ----------

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION.................................            1,143             1,715
                                                                                       ----------        ----------

STOCKHOLDERS' EQUITY:
Preferred Stock -
    Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
        All Without Par Value
    Redeemable Solely at Option of Company at $105 Per Share - Class A,
        $5.00 Cumulative Series; 70,000 Shares..................................            7,000             7,000
                                                                                       ----------        ----------
Common Stockholders' Equity
    Common Stock -
        Authorized - 50,000,000 Shares, Par Value $5 Per Share
        Outstanding - 27,825,304 and 27,617,531 Shares, Respectively............          139,127           138,088
    Additional  Paid-in Capital.................................................          173,925           170,932
    Retained Earnings...........................................................           93,347            86,032
    Deferred Compensation.......................................................             (277)             (378)
    Treasury Stock, at Cost, (1,633 and 44,417 Shares, Respectively)............              (44)             (988)
                                                                                       ----------        ----------
Total Common Stockholders' Equity...............................................          406,078           393,686
                                                                                       ----------        ----------
Total Stockholders' Equity......................................................          413,078           400,686
                                                                                       ----------        ----------
                                                                                       $1,151,393        $1,172,384
                                                                                       ==========        ==========

The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30                         JUNE 30
                                                              -------------------              ------------------
                                                              1995           1994              1995          1994
                                                              ----           ----              ----          ----
OPERATING REVENUES:

Retail Natural Gas Services..........................      $ 36,925        $ 35,463         $111,262       $112,306
Interstate Transportation and Storage Services.......         5,179           4,664           12,396         10,315
Gathering, Processing and Marketing Services.........       189,457         192,759          396,158        454,194
Gas and Oil Production...............................         2,328           2,917            4,419          5,860
                                                           --------        --------         --------       --------
Total Operating Revenues.............................       233,889         235,803          524,235        582,675
                                                           --------        --------         --------       --------

OPERATING COSTS AND EXPENSES:

Gas Purchases........................................       157,135         165,379          353,517        426,015
Operations and Maintenance...........................        40,574          41,646           85,507         84,713
Depreciation, Depletion and Amortization.............        12,539          14,164           24,877         26,982
Taxes, Other Than Income Taxes.......................         4,728           4,204            9,929          8,615
                                                           --------        --------         --------       --------
Total Operating Costs and Expenses...................       214,976         225,393          473,830        546,325
                                                           --------        --------         --------       --------

OPERATING INCOME.....................................        18,913          10,410           50,405         36,350
                                                           --------        --------         --------       --------

OTHER INCOME AND (DEDUCTIONS):

Interest Expense.....................................        (8,516)         (7,388)         (17,470)       (14,690)
Minority Interests...................................          (254)            (53)            (831)          (238)
Other, Net...........................................           619           1,565            1,188          1,720
                                                           --------        --------         --------       --------
Total Other Income and (Deductions)..................        (8,151)         (5,876)         (17,113)       (13,208)
                                                           --------        --------         --------       --------

INCOME BEFORE INCOME TAXES...........................        10,762           4,534           33,292         23,142
Income Taxes.........................................         3,840           1,624           11,852          8,273
                                                           --------        --------         --------       --------

NET INCOME  .........................................         6,922           2,910           21,440         14,869
Less - Preferred Stock Dividends.....................           123             158              246            315
                                                           --------        --------         --------       --------

EARNINGS AVAILABLE FOR COMMON STOCK..................      $  6,799        $  2,752         $ 21,194       $ 14,554
                                                           ========        ========         ========       ========

Number of Shares Used in Computing
    Earnings Per Common Share........................        28,353          27,855           28,243         27,792
                                                           ========        ========         ========       ========

EARNINGS PER COMMON SHARE............................      $   0.24        $   0.10         $   0.75       $   0.52
                                                           ========        ========         ========       ========

DIVIDENDS PER COMMON SHARE...........................      $   0.25        $   0.13         $   0.50       $   0.27
                                                           ========        ========         ========       ========

The accompanying notes are an integral part of these statements of income.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                           ----------------------
                                                                                           1995              1994
                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................................         $ 21,440          $ 14,869
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
   Depreciation, Depletion and Amortization.....................................           24,877            26,982
   Minority Interests...........................................................              831               238
   Provisions for Losses on Accounts Receivable.................................              600               592
   Gain on Sale of Facilities...................................................               --            (1,357)
   Executive Stock Compensation.................................................              101               647
   Deferred Income Taxes........................................................            4,266             1,512
   Deferred Purchased Gas Costs.................................................            5,806             8,813
   Changes in Other Working Capital Items.......................................           18,536            53,998
   Changes in Deferred Revenues.................................................             (634)            1,900
   Other, Net...................................................................            9,406             5,039
                                                                                         --------          --------

NET CASH FLOWS FROM OPERATING ACTIVITIES........................................           85,229           113,233
                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital Expenditures............................................................          (33,818)          (43,828)
Acquisitions, Net of Cash Acquired .............................................          (13,369)          (29,683)
Other Funds Used During Construction............................................               18               117
Investments.....................................................................           (4,385)             (181)
Proceeds from Sale of Facilities................................................            2,595             4,432
(Payments) Collections Under Basket Agreement...................................            1,204              (495)
                                                                                         --------          --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES.....................................          (47,755)          (69,638)
                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-Term Debt (Net)...........................................................          (14,500)          (21,500)
Long-Term Debt      -  Issued...................................................               --             1,100
                    -  Retired..................................................          (14,764)          (18,987)
Common Stock Issued.............................................................            4,032             6,859
Treasury Stock      -  Issued...................................................            1,213               417
                    -  Acquired.................................................             (269)             (417)
Cash Dividends      -  Common...................................................          (13,879)           (7,344)
                    -  Preferred................................................             (246)             (315)
Minority Interests  -  Contributions............................................            1,031               933
                    -  Distributions............................................             (579)           (1,003)
Premium on Debt Reacquisition and Issue Costs...................................              (35)               --
                                                                                         ---------         --------

NET CASH FLOWS USED IN FINANCING ACTIVITIES.....................................          (37,996)          (40,257)
                                                                                         --------          --------


Net Increase (Decrease) in Cash and Cash Equivalents............................             (522)            3,338
Cash and Cash Equivalents at Beginning of Year..................................           20,613            14,353
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................         $ 20,091          $ 17,691
                                                                                         ========          ========


The accompanying notes are an integral part of these statements of cash flows.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                           ----------------------
                                                                                           1995              1994
                                                                                           ----              ----
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (NET OF ACQUISITION EFFECTS):
Accounts Receivable.............................................................          $ 1,050           $36,969
Contract Demand Receivables  ...................................................               --            38,732
Material and Supplies...........................................................              843               487
Gas in Underground Storage......................................................           20,900              (812)
Accounts Payable, Accrued Taxes and Other Current Liabilities...................           (4,573)          (25,474)
Other Current Assets............................................................              316             4,096
                                                                                          -------           -------

                                                                                          $18,536           $53,998
                                                                                          =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:

Interest (Net of Amount Capitalized)............................................          $16,418           $14,286
                                                                                          =======           =======
Income Taxes....................................................................          $ 6,519           $ 7,430
                                                                                          =======           =======

                                                                       Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The consolidated financial statements include the amounts of K N Energy, Inc. ("K N") and its majority-owned subsidiaries (the "Company"). In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring accruals.

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

3.       Merger and Restructuring Costs

The Company recorded merger and restructuring costs totaling $25.9 million in the third quarter of 1994. Total expected cash expenditures relating to these charges are $23.4 million, of which $2.2 million had not yet been paid as of June 30, 1995.

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

4.       Acquisitions

On February 16, 1995, the Company acquired natural gas transmission pipeline and storage assets in Texas. The assets include two West Texas pipeline systems, comprised of 347 miles of pipeline and related facilities, which are currently connected to K N's core pipeline system. In addition, surface facilities, lease rights and approximately 10.8 Bcf of natural gas in storage in a leased, Gulf Coast storage field were acquired. K N also acquired the remaining 50 percent interest it did not previously own in a 90-mile joint venture pipeline near Midland, Texas.

                                                                       Form 10-Q

The total price was $80.1 million, subject to closing adjustments. The Company utilized an operating lease and short-term debt financing arrangements to fund the acquisition.

5.       Regulatory  Matters

In January 1995, as a result of an agreement reached with its customers, the Company filed an application with the Federal Energy Regulatory Commission ("FERC") to transfer three storage fields, including approximately 45 Bcf of cushion gas held by K N Interstate Gas Transmission Co. ("KNI"), to a newly created nonjurisdictional affiliate, K N Natural Gas, Inc. ("KNNG"). On May 2, 1995, FERC issued an order approving the storage reorganization filing. With the approval of this transfer, KNI owns only the Huntsman, Nebraska storage facilities, which will remain as jurisdictional facilities and continue to provide storage services. Jurisdictional rates were restated to reflect this transfer. KNNG began marketing its gas at market rates from the three storage facilities which were transferred, effective June 1, 1995.

6.       Treasury Stock

In April 1995, K N's Board of Directors authorized the purchase on the open market of up to 500,000 shares of the Company's common stock through December 31, 1996. Any such purchases will be used to fund Company benefit plans and the Company's dividend reinvestment plan. Such a program is in the ordinary course of K N's business and is a continuation of a similar share purchasing program that K N has used in the past. As of June 30, 1995, the Company had purchased 10,000 shares under this authorization.

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

The Company reported second quarter 1995 net income of $6.9 million, or $0.24 per common share, after payment of preferred dividends, compared with 1994 second quarter net income of $2.9 million, or $0.10 per common share. The significant improvement in 1995 results is attributable to the realized benefits from the July 1994 merger with American Oil and Gas Corporation, favorable weather for space heating load in K N's northern region, the impact of 1994 rate increases (subsequent to the 1994 second quarter), and improved natural gas liquids prices. These positive factors more than offset weak natural gas prices and cool, wet June weather primarily in K N's southern region which affected gas sales to agricultural and electric generation markets.

For the first six months of 1995, net income was $21.4 million or $0.75 per common share, which reflects a 44 percent increase in earnings over the 1994 six months' net income of $14.9 million, or $0.52 per common share. Expense savings from the merger, contributions from the February 1995 acquisition of transmission and storage assets in Texas, and the impact of 1994 rate increases were key factors in the 1995 earnings improvement.

RESULTS OF OPERATIONS

Comparative operating results by business segment and consolidated other income and (deductions) and income taxes are discussed below. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                                      SECOND QUARTER             FIRST SIX MONTHS
                                                                    ------------------        --------------------
RETAIL NATURAL GAS SERVICES                                         1995          1994        1995            1994
                                                                    ----          ----        ----            ----
Operating Revenues -
    Gas Sales                                                       $34.4         $34.4       $106.3         $109.9
    Transportation and Other                                          2.8           2.7          5.3            4.7
                                                                    -----         -----       ------         ------
                                                                     37.2          37.1        111.6          114.6
                                                                    -----         -----       ------         ------

Operating Costs and Expenses -
    Gas Purchases                                                    17.6          19.0         61.6           67.2
    Operations and Maintenance                                       14.0          12.4         27.6           27.0
    Depreciation, Depletion and Amortization                          3.1           3.0          6.3            5.9
    Taxes, Other Than Income Taxes                                    1.3           1.2          3.2            2.6
                                                                    -----         -----       ------         ------
                                                                     36.0          35.6         98.7          102.7
                                                                    -----         -----       ------         ------
Operating Income                                                    $ 1.2         $ 1.5       $ 12.9         $ 11.9
                                                                    =====         =====       ======         ======

Systems Throughput (Trillion Btus) -

    Gas Sales                                                         6.3           6.8         19.6           21.7
    Transportation                                                    5.0           4.5         11.2            8.6
                                                                    -----         -----       ------         ------
                                                                     11.3          11.3         30.8           30.3
                                                                    =====         =====       ======         ======

System-Wide Degree Days                                             1,018           581        3,841          3,718
                                                                    =====         =====       ======         ======

                                                                       Form 10-Q

Second quarter 1995 gas sales and transportation margins exceeded 1994 margins by $2.2 million due to rate increases on the Rocky Mountain distribution system during the 1994 second quarter and increased deliveries to space heating markets reflecting cooler temperatures. Second quarter 1994 operations and maintenance expenses were reduced by $1.7 million due to favorable resolutions of certain regulatory and environmental matters. For the 1995 six-month period, operations and maintenance expenses reflect savings realized by centralization of its customer service operations.

                                                                     SECOND QUARTER             FIRST SIX MONTHS
                                                                   -------------------         ------------------
INTERSTATE TRANSPORTATION AND STORAGE SERVICES                     1995           1994         1995          1994
                                                                   ----           ----         ----          ----
Operating Revenues -
    Transportation and Storage                                     $14.0          $12.3        $29.3          $27.6
    Natural Gas Liquids and Other                                    1.5            0.8          2.8            1.7
                                                                   -----          -----        -----          -----
                                                                    15.5           13.1         32.1           29.3
                                                                   -----          -----        -----          -----

Operating Costs and Expenses -
    Gas Purchases                                                    1.5            0.6          2.9            1.4
    Operations and Maintenance                                       6.8            7.3         13.8           13.0
    Depreciation, Depletion and Amortization                         1.8            2.1          3.9            4.2
    Taxes, Other Than Income Taxes                                   0.7            1.0          1.5            2.1
                                                                   -----          -----        -----          -----
                                                                    10.8           11.0         22.1           20.7
                                                                   -----          -----        -----          -----
Operating Income                                                   $ 4.7          $ 2.1        $10.0          $ 8.6
                                                                   =====          =====        =====          =====

Systems Throughput (Trillion Btus)                                  33.4           27.9         72.3           69.2
                                                                   =====          =====        =====          =====

Natural Gas Liquids (Millions of Gallons)                            5.0            3.1          8.5            6.3
                                                                   =====          =====        =====          =====

The significant increase in 1995 second quarter operating income primarily reflects higher rates resulting from the late 1994 rate case settlement. Additionally, improved 1995 throughput volumes and NGL recoveries, due to colder weather, and cost controls enhanced 1995 results. Comparing operating income for the six-month periods, the impact of the 1994 rate increase on 1995 results was partially offset by lower customer nominations for firm storage service. Additionally, first quarter 1994 operations and maintenance expense was reduced by $1.3 million, due to favorable resolution of certain environmental and legal contingencies.

                                                                       Form 10-Q

                                                                     SECOND QUARTER             FIRST SIX MONTHS
                                                                   -------------------         ------------------
GATHERING, PROCESSING AND MARKETING SERVICES                       1995           1994         1995          1994
                                                                   ----           ----         ----          ----
Operating Revenues -
    Gas Sales                                                     $160.5         $160.9       $338.9         $397.6
    Transportation and Gathering                                    11.2           11.5         22.6           23.0
    Natural Gas Liquids and Other                                   31.2           30.6         61.2           57.6
                                                                  ------         ------       ------         ------
                                                                   202.9          203.0        422.7          478.2
                                                                  ------         ------       ------         ------
Operating Costs and Expenses -
    Gas Purchases                                                  161.3          165.7        335.3          402.1
    Operations and Maintenance                                      20.0           22.0         43.4           44.5
    Depreciation, Depletion and Amortization                         6.4            7.2         12.3           13.5
    Taxes, Other Than Income Taxes                                   2.4            1.6          4.7            3.2
                                                                  ------         ------       ------         ------
                                                                   190.1          196.5        395.7          463.3
                                                                  ------         ------       ------         ------
Operating Income                                                  $ 12.8         $  6.5       $ 27.0         $ 14.9
                                                                  ======         ======       ======         ======

System Throughput (Trillion Btus) -

    Gas Sales                                                      105.4           82.7        194.5          183.0
    Transportation and Gathering                                    75.6           78.1        157.2          157.0
                                                                  ------         ------       ------         ------
                                                                   181.0          160.8        351.7          340.0
                                                                  ======         ======       ======         ======

Natural Gas Liquids (Millions of Gallons)                           91.0           93.9        183.8          183.4
                                                                  ======         ======       ======         ======

Although 1995 second quarter gas sales to agricultural and electric generation markets were adversely impacted by cool, wet weather in June, this decline in sales volumes was more than offset by sales to lower margin, short-term local distribution and industrial markets. Further, the earnings impact of low agricultural and electric load was more than offset by higher 1995 NGL prices and cost savings resulting from the merger. Additionally, 1995 results have benefited from the February acquisition of natural gas transmission and storage assets in Texas. Second quarter 1994 depreciation, depletion and amortization included a $1.0 million write-down of a Texas gathering system.

                                                                       SECOND QUARTER            FIRST SIX MONTHS
                                                                     -----------------         -------------------
GAS AND OIL PRODUCTION                                               1995         1994         1995           1994
                                                                     ----         ----         ----           ----
Operating Revenues -
    Gas and Oil Sales                                                $2.2         $3.3         $4.5           $6.7
    Other                                                             0.8          0.8          1.3            1.2
                                                                     ----         ----         ----           ----
                                                                      3.0          4.1          5.8            7.9
                                                                     ----         ----         ----           ----
Operating Costs and Expenses -
    Operations and Maintenance                                        1.2          1.6          2.4            2.9
    Depreciation, Depletion and Amortization                          1.3          1.8          2.4            3.4
    Taxes, Other Than Income Taxes                                    0.3          0.3          0.5            0.6
                                                                     ----         ----         ----           ----
                                                                      2.8          3.7          5.3            6.9
                                                                     ----         ----         ----           ----
Operating Income                                                     $0.2         $0.4         $0.5           $1.0
                                                                     ====         ====         ====           ====

Gas and Oil Production (Equivalent Bcf)                               1.7          1.9          3.0            3.7
                                                                     ====         ====         ====           ====

                                                                       Form 10-Q

         The decline in 1995 operating income reflects low natural gas prices which also resulted in shut-in production. Additionally, 1994 results included production from gas and oil reserves acquired in February 1994. In October 1994, the Company sold a 50 percent interest in these properties.

                                                                   SECOND QUARTER            FIRST SIX MONTHS
                                                                 -----------------          ------------------
OTHER INCOME AND (DEDUCTIONS)                                    1995         1994          1995          1994
                                                                 ----         ----          ----          ----
Interest Expense                                                $(8.5)       $(7.4)       $(17.5)        $(14.7)
Minority Interests and Other, Net                                 0.3          1.5           0.4            1.5
                                                                -----        -----        ------         ------
                                                                $(8.2)       $(5.9)       $(17.1)        $(13.2)
                                                                =====        =====        ======         ======

The increase in first quarter 1995 interest expense is due to the October 1994 sale of $75 million of 8.75% debentures. In the second quarter of 1994, a gain of $1.5 million was realized on the sale of a south Texas gathering system.

                                                                  SECOND QUARTER            FIRST SIX MONTHS
                                                                 -----------------          ------------------
INCOME TAXES                                                     1995         1994          1995          1994
                                                                 ----         ----          ----          ----
Provisions                                                      $ 3.8        $ 1.6        $ 11.9         $  8.3
                                                                =====        =====        ======         ======
Effective Tax Rate                                                                         35.6%          35.7%
                                                                                          ======         ======

The effective tax rates for both 1995 and 1994 reflect tax credits on production from gas wells qualifying for non-conventional fuel credit under Section 29 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operations for the first six months of 1995 were $85.2 million, or $10.7 million above net operating cash flows for the comparable 1994 period, excluding the $41 million of proceeds received from the February 1994 sale of contract demand receivables. The improvement in 1995 net cash flows results from the positive 1995 earnings factors.

Short-term debt was $45.5 million at June 30, 1995, compared with short-term borrowings of $60.0 million and $25.5 million at December 31, 1994 and June 30, 1994, respectively. In February 1995, the Company completed the $80.1 million acquisition of natural gas transmission and storage assets in Texas. Approximately $66 million of the acquisition was financed by an operating lease.

The Company expects to issue approximately $75 million of long-term debt in the fourth quarter of 1995. Proceeds of this debt issue will be used to pay down short-term borrowings and fund capital expenditures.

                                                                       Form 10-Q

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Scott City, Kansas Helium Plant Environmental Matters.

         As reported in the Company's 1994 Annual Report on Form 10-K, in May 1994, the Company discovered that use of a lubricating oil containing PCBs had caused contamination in certain equipment, soils, and liquids at the Company's Scott City, Kansas helium extraction facility. A work plan for remediation was approved by the EPA, and the clean-up has been completed. Total cost for remediation did not exceed the $600,000 estimate and normal operations at the Plant were not affected.

         Westerman, et al. vs. K N Energy, Inc., et al.

         As reported in the Company's 1994 Annual Report on Form 10-K, on December 8, 1994, K N and its wholly-owned subsidiary K N Gas Supply Services, Inc. ("KNGSS") were sued by gas producers under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado. On June 29, 1995, the U.S. District Court for the Northern District of Texas, Dallas Division, ruled that it has jurisdiction over K N Energy, Inc. and that venue is proper in that court. The court has not yet ruled on whether it has jurisdiction over KNGSS.

         For information relating to other legal proceedings, see Notes 5 and 6 of Notes to Consolidated Financial Statements on Pages 42-46 of the 1994 Annual Report on Form 10-K; Item 3: Legal Proceedings on Pages 16-20 of the 1994 Annual Report on Form 10-K; and Item 1: Legal Proceedings on page 13 of the Form 10-Q for the First Quarter 1995.


Item 6.  Exhibits

         27 - Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   K N ENERGY, INC.
                                                     (Registrant)

August 14, 1995                                 /s/ E. Wayne Lundhagen
                                          ---------------------------------
                                                  E. Wayne Lundhagen
                                             Vice President and Treasurer
                                         (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                    EXHIBIT DESCRIPTION                          PAGE
-----------                    -------------------                          ----

    27                       Financial Data Schedule