Form 10-Q
period 1995-09-30
K N ENERGY INC
filed 1995-11-14
CIK 54502

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995
                              ----------------------------

                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number                        1-6446
                      ----------------------------------------------------------

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

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 27,961,771 shares as of October 31, 1995

================================================================================

                                                                       Form 10-Q

                       K N ENERGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED September 30, 1995
                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                               Page Number
                                                                                                               -----------
  Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .                3 & 4
              Consolidated Statements of Income
                (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                5
              Consolidated Statements of Cash Flows
                (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6 & 7
              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .                8 & 9

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .                10 - 13

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                14

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .                14
              Exhibit 27 - Financial Data Schedule*
              Reports on Form 8-K

SIGNATURE.        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                15

* Included In SEC EDGAR Filing Only.

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30      DECEMBER 31
                                                                                      1995              1994
                                                                                      ----              ----
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . .        $   22,899       $   20,613
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144,242          151,834
Material and Supplies, at Average Cost  . . . . . . . . . . . . . . . . . .            13,033           12,687
Gas in Underground Storage  . . . . . . . . . . . . . . . . . . . . . . . .             9,879           31,695
Prepaid Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,050           12,456
Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            13,320           33,869
Gas Imbalances and Other  . . . . . . . . . . . . . . . . . . . . . . . . .            18,503           16,160
                                                                                   ----------       ----------
                                                                                      233,926          279,314
                                                                                   ----------       ----------

INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,004            9,186
                                                                                   ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Retail Natural Gas Services . . . . . . . . . . . . . . . . . . . . . . .             363,578          358,337
Interstate Transportation and Storage Services  . . . . . . . . . . . . . .           313,372          371,253
Gathering, Processing and Marketing Services  . . . . . . . . . . . . . . .           640,980          533,226
Gas and Oil Production  . . . . . . . . . . . . . . . . . . . . . . . . . .            54,928           49,578
                                                                                   ----------       ----------
                                                                                    1,372,858        1,312,394

Less - Accumulated Depreciation, Depletion and Amortization . . . . . . .             495,585          461,745
                                                                                   ----------       ----------
                                                                                      877,273          850,649
                                                                                   ----------       ----------
DEFERRED CHARGES AND OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .            36,001           33,235
                                                                                   ----------       ----------
                                                                                   $1,160,204       $1,172,384
                                                                                   ==========       ==========

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30      DECEMBER 31
                                                                                      1995             1994
                                                                                      ----             ----
                                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Preferred Stock and Long-Term Debt  . . . . . . . . .        $   28,802       $   30,384
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            32,000           60,000
Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           131,674          108,755
Accrued Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,312            6,197
Gas Imbalances and Other  . . . . . . . . . . . . . . . . . . . . . . . .              39,155           50,434
                                                                                   ----------       ----------
                                                                                      238,943          255,770
                                                                                   ----------       ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           102,384           96,054
Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            39,879           42,090
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,496           28,194
                                                                                   ----------       ----------
                                                                                      164,759          166,338
                                                                                   ----------       ----------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           319,783          334,644
                                                                                   ----------       ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES  . . . . . . . . . . . . . . .            15,253           13,231
                                                                                   ----------       ----------

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION . . . . . . . . . . . . . .             1,143            1,715
                                                                                   ----------       ----------

STOCKHOLDERS' EQUITY:
Preferred Stock -
   Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
        All Without Par Value
   Redeemable Solely at Option of Company at $105 Per Share - Class A,
        $5.00 Cumulative Series; 70,000 Shares  . . . . . . . . . . . . . .             7,000            7,000
                                                                                   ----------       ----------
Common Stockholders' Equity
   Common Stock -
        Authorized - 50,000,000 Shares, Par Value $5 Per Share
        Outstanding - 27,960,083 and 27,617,531 Shares, Respectively  . . .           139,800          138,088
   Additional  Paid-in Capital  . . . . . . . . . . . . . . . . . . . . . .           175,563          170,932
   Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .            98,398           86,032
   Deferred Compensation  . . . . . . . . . . . . . . . . . . . . . . . . .              (258)            (378)
   Treasury Stock, at Cost, (6,905 and 44,417 Shares, Respectively)   . . .              (180)            (988)
                                                                                   ----------       ----------
Total Common Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .           413,323          393,686
                                                                                   ----------       ----------
Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . .             420,323          400,686
                                                                                   ----------       ----------
                                                                                   $1,160,204       $1,172,384
                                                                                   ==========       ==========

The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                             ------------                   ------------
                                                          1995          1994             1995          1994
                                                          ----          ----             ----          ----

OPERATING REVENUES:

Retail Natural Gas Services . . . . . . . . . . .        $ 43,076       $ 38,650         $154,338     $150,956
Interstate Transportation and Storage Services  .           4,236          3,152           16,632       13,467
Gathering, Processing and Marketing Services  . .         195,248        185,608          591,406      639,802
Gas and Oil Production  . . . . . . . . . . . . .           1,836          3,846            6,255        9,706
                                                         --------       --------         --------     --------
Total Operating Revenues  . . . . . . . . . . . .         244,396        231,256          768,631      813,931
                                                         --------       --------         --------     --------

OPERATING COSTS AND EXPENSES:

Gas Purchases . . . . . . . . . . . . . . . . . .         154,406        153,848          507,923      579,863
Operations and Maintenance  . . . . . . . . . . .          46,898         41,393          132,405      126,106
Depreciation, Depletion and Amortization  . . . .          12,537         13,231           37,414       40,213
Taxes, Other Than Income Taxes  . . . . . . . . .           4,606          4,467           14,535       13,082
Merger and Restructuring Costs  . . . . . . . . .              --         25,945               --       25,945
                                                         --------       --------         --------     --------
Total Operating Costs and Expenses  . . . . . . .         218,447        238,884          692,277      785,209
                                                         --------       --------         --------     --------

OPERATING INCOME (LOSS) . . . . . . . . . . . . .          25,949         (7,628)          76,354       28,722
                                                         --------       --------         --------     --------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense  . . . . . . . . . . . . . . . .          (8,176)        (8,079)         (25,646)     (22,769)
Minority Interests  . . . . . . . . . . . . . . .            (341)           (40)          (1,172)        (278)
Other, Net  . . . . . . . . . . . . . . . . . . .             936            501            2,124        2,221
                                                         --------       --------         --------     --------
Total Other Income and (Deductions) . . . . . . .          (7,581)        (7,618)         (24,694)     (20,826)
                                                         --------       --------         --------     --------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . .          18,368        (15,246)          51,660        7,896
Income Taxes  . . . . . . . . . . . . . . . . . .           6,539         (2,786)          18,391        5,487
                                                         --------       --------         --------     --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .          11,829        (12,460)          33,269        2,409
Less - Preferred Stock Dividends  . . . . . . . .             123            157              369          472
                                                         --------       --------         --------     --------

EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK  . . .        $ 11,706       $(12,617)        $ 32,900     $  1,937
                                                         ========       ========         ========     ========

Number of Shares Used in Computing
    Earnings Per Common Share . . . . . . . . . .          28,472         28,153           28,303       28,035
                                                         ========       ========         ========     ========

EARNINGS (LOSS) PER COMMON SHARE  . . . . . . . .        $   0.41       $  (0.45)        $   1.16     $   0.07
                                                         ========       ========         ========     ========

DIVIDENDS PER COMMON SHARE  . . . . . . . . . . .        $   0.25       $   0.24         $   0.75     $   0.51
                                                         ========       ========         ========     ========

The accompanying notes are an integral part of these statements of income.

                                                                       Form 10-Q


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                  ------------------------------
                                                                                       1995             1994
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 33,269        $   2,409
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
   Depreciation, Depletion and Amortization . . . . . . . . . . . . . . . .            37,414           40,213
   Minority Interests . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,172              278
   Provisions for Losses on Accounts Receivable . . . . . . . . . . . . . .               826              675
   Gain on Sale of Facilities . . . . . . . . . . . . . . . . . . . . . . .                --           (1,357)
   Executive Stock Compensation . . . . . . . . . . . . . . . . . . . . . .               120            1,043
   Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             6,583            2,317
   Deferred Purchased Gas Costs . . . . . . . . . . . . . . . . . . . . . .             2,887            2,979
   Changes in Other Working Capital Items . . . . . . . . . . . . . . . . .            59,532           23,807
   Changes in Deferred Revenues . . . . . . . . . . . . . . . . . . . . . .            (2,211)            (494)
   Other, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (10,578)          12,197
                                                                                     --------        ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . .           129,014           84,067
                                                                                     --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (53,107)         (63,743)
Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (15,914)         (30,598)
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,818)            (778)
Proceeds from Sale of Facilities  . . . . . . . . . . . . . . . . . . . . .             2,766            4,550
(Payments) Collections Under Basket Agreement . . . . . . . . . . . . . . .             1,237             (199)
Other Funds Used During Construction  . . . . . . . . . . . . . . . . . . .               103              147
                                                                                     --------        ---------

NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . .           (68,733)         (90,621)
                                                                                     --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) . . . . . . . . . . . . . . . . . . . . . . . . . . .           (28,000)          82,570
Long-Term Debt  -  Issued   . . . . . . . . . . . . . . . . . . . . . . . .                --            1,100
                -  Retired  . . . . . . . . . . . . . . . . . . . . . . . .           (17,058)         (71,762)
Common Stock Issued . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,343            7,990
Treasury Stock  -  Issued   . . . . . . . . . . . . . . . . . . . . . . . .             1,849              417
                -  Acquired   . . . . . . . . . . . . . . . . . . . . . . .            (1,041)          (2,065)
Cash Dividends  -  Common   . . . . . . . . . . . . . . . . . . . . . . . .           (20,534)         (13,953)
                -  Preferred  . . . . . . . . . . . . . . . . . . . . . . .              (369)            (472)
Minority
 Interests      -  Contributions  . . . . . . . . . . . . . . . . . . . . .             2,868            1,163
                -  Distributions  . . . . . . . . . . . . . . . . . . . . .            (2,018)          (1,636)
Premium on Debt Reacquisition and Issue Costs . . . . . . . . . . . . . . .               (35)              --
                                                                                     --------        ---------

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES  . . . . . . . . . . . .           (57,995)           3,352
                                                                                     --------        ---------


Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . . .             2,286           (3,202)
Cash and Cash Equivalents at Beginning of Year  . . . . . . . . . . . . . .            20,613           14,353
                                                                                     --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . .          $ 22,899        $  11,151
                                                                                     ========        =========

The accompanying notes are an integral part of these statements of cash flows.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                    ----------------------------
                                                                                        1995             1994
                                                                                        ----             ----
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (NET OF ACQUISITION EFFECTS):
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 6,766         $62,073
Contract Demand Receivables . . . . . . . . . . . . . . . . . . . . . . . .                --          38,732
Material and Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . .              (346)            260
Gas in Underground Storage. . . . . . . . . . . . . . . . . . . . . . . . .            21,816         (12,243)
Accounts Payable, Accrued Taxes and Other Current Liabilities . . . . . . .            12,684         (61,271)
Other Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,612          (3,744)
                                                                                      -------         -------

                                                                                      $59,532         $23,807
                                                                                      =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
Interest (Net of Amount Capitalized)  . . . . . . . . . . . . . . . . . . .           $27,774         $24,799
                                                                                      =======         =======
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 7,519         $13,066
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

2.       Merger

On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, American Oil and Gas Corporation ("AOG") was merged into the Company. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares. The merger was accounted for as a pooling of interests. The Company recorded merger and restructuring costs totaling $25.9 million in the third quarter of 1994 relating to the merger and the formal restructuring plan of the Company's retail distribution operations.

3.       Acquisitions

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

4.       Regulatory  Matters

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

                                                                       Form 10-Q

5.       Treasury Stock

In April 1995, K N's Board of Directors authorized the purchase on the open market of up to 500,000 shares of the Company's common stock through December 31, 1996. Any such purchases will be used to fund Company benefit plans and the Company's dividend reinvestment plan. Such a program is in the ordinary course of K N's business and is a continuation of a similar share purchasing program that K N has used in the past. As of September 30, 1995, the Company had purchased 40,000 shares under this authorization.

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS
K N reported third quarter 1995 net income of $11.8 million, or $0.41 per common share after payment of preferred dividends, compared with 1994 third quarter net income of $6.9 million, or $0.24 per share, excluding one-time merger and restructuring expenses. The notable improvement results from year-to-year growth in K N Energy's southern and northern regions and the improvement in gas use for irrigation compared with a weaker 1994 irrigation season.

For the first nine months of 1995, K N's net income was $33.3 million or $1.16 per common share, compared with 1994 nine months net income, excluding one-time merger and restructuring expenses, of $21.8 million or $0.76 per common share. The 53 percent increase in 1995 earnings over 1994, resulted from growth in K N's business; improved 1995 natural gas liquids prices; improved irrigation sales; the impact of 1994 rate increases; and the benefits from the July 1994 merger with American Oil and Gas Corporation ("AOG").

In the third quarter of 1994, the Company expensed $25.9 million of one-time costs related to the merger of AOG into K N on July 13, 1994, and to the restructuring of the Company's retail gas distribution operations. Including the effect of the one-time charges ($19.3 million after income taxes, or $0.69 per common share), the Company reported a third quarter 1994 net loss of $12.5 million, or $0.45 per common share, and 1994 nine months net income of $2.4 million, or $0.07 per common share.

RESULTS OF OPERATIONS
Comparative operating results by business segment and consolidated other income and (deductions) and income taxes, exclusive of the third quarter 1994 one-time merger and restructuring costs and related income tax effect, are discussed below. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                                    THIRD QUARTER           FIRST NINE MONTHS
                                                                --------------------      ---------------------
RETAIL NATURAL GAS SERVICES                                      1995          1994        1995          1994
                                                                 ----          ----        ----          ----
Operating Revenues -
    Gas Sales                                                    $38.7         $37.5       $145.0       $147.4
    Transportation and Other                                       7.8           3.1         13.1          7.8
                                                                 -----         -----       ------       ------
                                                                  46.5          40.6        158.1        155.2
                                                                 -----         -----       ------       ------

Operating Costs and Expenses -
    Gas Purchases                                                 19.6          21.4         81.2         88.6
    Operations and Maintenance                                    16.2          12.1         43.8         39.1
    Depreciation, Depletion and Amortization                       3.3           3.1          9.6          9.0
    Taxes, Other Than Income Taxes                                 1.3           1.5          4.5          4.1
                                                                 -----         -----       ------       ------
                                                                  40.4          38.1        139.1        140.8
                                                                 -----         -----       ------       ------
Operating Income                                                 $ 6.1         $ 2.5       $ 19.0       $ 14.4
                                                                 =====         =====       ======       ======

Systems Throughput (Trillion Btus) -
    Gas Sales                                                      8.6           8.1         28.2         29.8
    Transportation                                                 9.8           5.3         21.0         13.9
                                                                 -----         -----       ------       ------
                                                                  18.4          13.4         49.2         43.7
                                                                 =====         =====       ======       ======

System-Wide Degree Days                                                                     4,056        3,816
                                                                                           ======       ======

                                                                       Form 10-Q


Deliveries (gas sales and transport) to irrigation customers, in the 1995 third quarter, totaled 11.0 trillion Btus, compared to 6.9 trillion Btus during the third quarter of 1994. As a result of the warmer and drier weather's impact on irrigation demand, 1995 third quarter gas sales and transportation margins exceeded 1994 margins by $5.5 million. Third quarter 1995 operations and maintenance expenses were adversely impacted by the higher systems throughput and by employee severance costs as the Company continues to implement cost initiatives to further enhance its competitive position. As a result of the significant improvement in 1995 earnings and the impact on 1994 earnings of the merger restructuring charge, profit sharing provisions included in operations and maintenance expenses of the retail segment were $2.8 million higher in the 1995 third quarter compared to 1994. Additionally, 1994's nine months operations and maintenance expenses were reduced by $1.7 million due to favorable resolutions of certain regulatory and environmental matters.


                                                                   THIRD QUARTER            FIRST NINE MONTHS
                                                               ---------------------       -------------------
INTERSTATE TRANSPORTATION AND STORAGE SERVICES                  1995           1994         1995         1994
                                                                ----           ----         ----         ----
Operating Revenues -
    Transportation and Storage                                  $14.4          $12.7       $ 43.7        $40.3
    Natural Gas Liquids and Other                                 1.2            1.1          4.0          2.8
                                                                -----          -----       ------        -----
                                                                 15.6           13.8         47.7         43.1
                                                                -----          -----       ------        -----

Operating Costs and Expenses -
    Gas Purchases                                                 1.7            0.3          4.6          1.7
    Operations and Maintenance                                    8.4            8.1         22.2         21.1
    Depreciation, Depletion and Amortization                      1.8            2.3          5.7          6.5
    Taxes, Other Than Income Taxes                                0.6            0.9          2.1          3.0
                                                                -----          -----       ------        -----
                                                                 12.5           11.6         34.6         32.3
                                                                -----          -----       ------        -----
Operating Income                                                $ 3.1          $ 2.2       $ 13.1        $10.8
                                                                =====          =====       ======        =====

Systems Throughput (Trillion Btus)                               39.1           27.8        111.4         97.0
                                                                =====          =====       ======        =====

Natural Gas Liquids (Millions of Gallons)                         4.0            3.5         12.5          9.8
                                                                =====          =====       ======        =====

The improvement in 1995 third quarter and nine months operating income primarily reflects higher rates resulting from the late 1994 rate case settlement. The rate case settlement also increased the useful lives used in calculating depreciation expense for certain assets, which reduced 1995 depreciation, depletion and amortization compared to 1994. Improved throughput volumes and NGL recoveries and cost controls, partially offset by 1995 severance costs, also enhanced 1995 results. The impact of the 1994 rate increase on 1995 results was partially offset by lower customer nominations for firm storage service. Additionally, 1994 operations and maintenance expenses were reduced by $1.3 million, due to favorable resolution of certain environmental and legal contingencies.

                                                                       Form 10-Q

                                                                  THIRD QUARTER           FIRST NINE MONTHS
                                                             ----------------------     ---------------------
GATHERING, PROCESSING AND MARKETING SERVICES                   1995           1994        1995          1994
                                                               ----           ----        ----          ----
Operating Revenues -
    Gas Sales                                                  $164.4         $157.0       $503.3        $554.6
    Transportation and Gathering                                 12.7           10.9         35.3          33.9
    Natural Gas Liquids and Other                                29.7           29.0         90.9          86.6
                                                               ------         ------       ------        ------
                                                                206.8          196.9        629.5         675.1
                                                               ------         ------       ------        ------
Operating Costs and Expenses -
    Gas Purchases                                               157.7          154.9        493.0         557.0
    Operations and Maintenance                                   22.8           21.0         66.2          65.5
    Depreciation, Depletion and Amortization                      6.5            6.0         18.8          19.5
    Taxes, Other Than Income Taxes                                2.5            1.8          7.2           5.0
                                                               ------         ------       ------        ------
                                                                189.5          183.7        585.2         647.0
                                                               ------         ------       ------        ------
Operating Income                                               $ 17.3         $ 13.2       $ 44.3        $ 28.1
                                                               ======         ======       ======        ======

System Throughput (Trillion Btus) -
    Gas Sales                                                    97.7           81.7        292.2         264.7
    Transportation and Gathering                                 95.1           72.9        252.3         213.5
                                                               ------         ------       ------        ------
                                                                192.8          154.6        544.5         478.2
                                                               ======         ======       ======        ======

Natural Gas Liquids (Millions of Gallons)                        91.5           93.3        275.3         276.7
                                                               ======         ======       ======        ======

This segment's significant improvement in operating income for the third quarter of 1995, versus the 1994 third quarter, reflects increased gas sales (direct and wholesale) to serve irrigation demand. Sales volumes for irrigation needs totaled 11.3 trillion Btus for the 1995 third quarter; comparable 1994 volumes were 9.1 trillion Btus. This favorable load requirement also positively impacted 1995 third quarter transportation and gathering volumes and NGL recoveries. Year-to-date 1995 operating results have been positively impacted by higher 1995 NGL prices, cost savings of the merger and positive contributions from the February acquisition of transmission and storage assets in Texas. Excluding the impact of this acquisition, 1995 nine months' operations and maintenance expenses would be $4.3 million below the comparable 1994 period. In the second quarter of 1994, depreciation, depletion and amortization included a $1.0 million write-down of a Texas gathering system.

                                                                    THIRD QUARTER            FIRST NINE MONTHS
                                                                 ------------------       ---------------------
GAS AND OIL PRODUCTION                                            1995         1994        1995           1994
                                                                  ----         ----        ----           ----
Operating Revenues -
    Gas and Oil Sales                                             $ 1.5        $3.9         $6.0         $10.6
    Other                                                           0.9         0.4          2.2           1.6
                                                                  -----        ----         ----         -----
                                                                    2.4         4.3          8.2          12.2
                                                                  -----        ----         ----         -----
Operating Costs and Expenses -
    Operations and Maintenance                                      1.8         1.7          4.2           4.6
    Depreciation, Depletion and Amortization                        1.0         1.8          3.4           5.2
    Taxes, Other Than Income Taxes                                  0.1         0.4          0.6           1.0
                                                                  -----        ----         ----         -----
                                                                    2.9         3.9          8.2          10.8
                                                                  -----        ----         ----         -----
Operating Income (Loss)                                           $(0.5)       $0.4         $ --         $ 1.4
                                                                  =====        ====         ====         =====

Gas and Oil Production (Equivalent Bcf)                             1.3         2.2          4.3           5.9
                                                                  =====        ====         ====         =====


                                                                       Form 10-Q

The decline in 1995 revenues, production and operating income reflects low natural gas prices and shut-in production. Reduced production also caused a decrease in depreciation, depletion and amortization expenses calculated on a units-of-production basis. Additionally, 1994 results included production from gas and oil reserves acquired in February 1994. In October 1994, the Company sold a 50 percent interest in these properties.

                                                                 THIRD QUARTER           FIRST NINE MONTHS
                                                              --------------------     ---------------------
OTHER INCOME AND (DEDUCTIONS)                                  1995         1994        1995          1994
                                                               ----         ----        ----          ----
Interest Expense                                              $(8.2)      $(8.1)       $(25.6)       $(22.8)
Minority Interests and Other, Net                               0.6         0.5           0.9           2.0
                                                              -----       -----        ------        ------
                                                              $(7.6)      $(7.6)       $(24.7)       $(20.8)
                                                              =====       =====        ======        ======

The increase in year-to-date 1995 interest expense is due to the October 1994 sale of $75 million of 8.75% debentures. In the second quarter of 1994, a gain of $1.5 million was realized on the sale of a south Texas gathering system.

                                                                    THIRD QUARTER         FIRST NINE MONTHS
                                                              ---------------------   -------------------------
INCOME TAXES                                                    1995         1994         1995          1994
                                                                ----         ----         ----          ----
Provisions                                                     $ 6.5        $ 3.8        $ 18.4        $ 12.1
                                                               =====        =====        ======        ======
Effective Tax Rate                                                                        35.6%         35.7%
                                                                                         ======        ======

The effective tax rates for both 1995 and 1994 reflect tax credits on production from gas wells qualifying for non-conventional fuel credit under
Section 29 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 1995, net cash flows from operations were $129.0 million. Excluding the proceeds received from the February 1994 sale of contract demand receivables and $15.9 million of 1994 merger expenditures, net operating cash flows for the 1994 nine-month period aggregated $61.2 million. The significant improvement in 1995 net cash flows results primarily from the positive 1995 earnings factors and greater utilization of storage gas for requirements.

Short-term borrowings totaled $32.0 million at September 30, 1995, compared with short-term debt of $60.0 million and $129.6 million at December 31, 1994 and September 30, 1994, respectively. In February 1995, the Company acquired natural gas transmission and storage assets in Texas; $66 million of the $80.1 million acquisition price was financed by an operating lease. At this time, the Company does not expect to do any long-term financing in the 1995 fourth quarter.

In September 1995, Standard & Poor's ("S & P") affirmed its "A" rating of K N's senior unsecured debt and preferred stock and its commercial paper rating of "A-1". To reflect the Agency's perception of a more competitive environment for the Company and the industry, S & P revised its ratings outlook for K N from stable to negative.

                                                                       Form 10-Q
PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Westerman, et al. vs. K N Energy, Inc., et al.

         As reported in the Company's Annual Report on Form 10-K, and updated in the Company's First and Second Quarter Reports on Form 10-Q, on December 8, 1994, K N and its wholly-owned subsidiary K N Gas Supply Services, Inc. ("KNGSS") were sued by gas producers under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado. On October 30, 1995, K N and KNGSS reached settlement with parties representing approximately two-thirds of the gas ownership interests held by the producers. This settlement resolves all disputes between these parties, including a lawsuit filed by K N and KNGSS in federal court in Colorado. The Company believes that this settlement will have no material adverse effect on the Company's financial position or results of operations. Settlement negotiations with the parties representing the remaining one-third ownership interest under the disputed gas purchase contracts are continuing.

         For information relating to other legal proceedings see Notes 5 and 6 of Notes to Consolidated Financial Statements on Pages 42-46 of the 1994 Annual Report on Form 10-K; and Item 1: Legal Proceedings on page 13 of the Form 10-Q for the First Quarter of 1995 and on page 14 of the Form 10-Q for the Second Quarter of 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27 - Financial Data Schedule

         (b)  Reports on Form 8-K

         On September 15, 1995, the Company filed a Form 8-K which disclosed that on August 17, 1995, the Board of Directors of K N Energy, Inc. declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company, payable on September 15, 1995, to the Stockholders of record on that date, pursuant to a Rights Agreement between the Company and the Bank of New York, as Rights Agent. The Rights Agreement was filed as an exhibit to the Form 8-K reported herein.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  K N ENERGY, INC.
                                                    (Registrant)



November 14, 1995                              /s/ E. Wayne Lundhagen
                                     -------------------------------------------
                                                   E. Wayne Lundhagen
                                             Vice President and Treasurer
                                         (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                       Exhibit Description                    Page
------                       -------------------                    ----
27                           Financial Data Schedule