Form 10-K
period 1995-12-31
K N ENERGY INC
filed 1996-03-11
CIK 54502

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1995
                          -----------------------
                                     OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission File Number        1-6446
                      ----------------------------------------------------------

                                K N ENERGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Kansas                                         48-0290000
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
    370 Van Gordon Street
    P.O. Box 281304, Lakewood, Colorado                    80228-8304
                                        ----------------------------------------
    (Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code       (303) 989-1740
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
        Title of each class                                   which registered
  ------------------------------------                  ------------------------
  Common stock, par value $5 per share                  New York Stock Exchange
  Preferred share purchase rights                       New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                 Preferred stock, Class A $5 cumulative series
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes  X   No
                                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                    $821,917,138 as of February 15, 1996
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 28,232,687 shares as of February 15, 1996
--------------------------------------------------------------------------------

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

1996 Proxy Statement                                                    Part III
--------------------------------------------------------------------------------

                       K N ENERGY, INC. AND SUBSIDIARIES
                 Documents Incorporated by Reference and Index


                                                                                                    Page Number
                                                                                             --------------------------
                                                                                             1996 Proxy        Included
                                                                                              Statement         Herein
                                                                                              ---------         ------
                                                          PART I
                                                          ------
ITEMS 1 & 2:   BUSINESS AND PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    5 -16
ITEM 3:        LEGAL PROCEEDINGS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    16-19
ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No matters were submitted to a vote of security holders during the last quarter of 1995.
               EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . .                    19-21

                                                         PART II
                                                         -------
ITEM 5:        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    22
ITEM 6:        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    23
ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .                    24-31
ITEM 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  Report of Independent Public Accountants    . . . . . . . . . . . . . . . .                    32
                  Consolidated Statements of Income for the Three
                       Years Ended December 31, 1995, 1994 and 1993   . . . . . . . . . . . .                    33
                  Consolidated Balance Sheets as of December 31, 1995
                       and 1994     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    34
                  Consolidated Statements of Common Stockholders' Equity
                       for the Three Years Ended December 31, 1995, 1994 and 1993 . . . . . .                    35
                  Consolidated Statements of Cash Flows for the Three
                       Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . .                    36
                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .                    37-55
                  Business Segment Information  . . . . . . . . . . . . . . . . . . . . . . .                    56
                  Selected Quarterly Financial Data (Unaudited)   . . . . . . . . . . . . . .                    57

ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                       There were no such matters during 1995.

                                                         PART III
                                                         --------

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . .      2-8*,15*
ITEM 11:       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9-19*
ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . 4-8*, 18-19*, 25-27*
ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . .         8*

                                                         PART IV
                                                         -------
ITEM 14:       EXHIBITS AND REPORTS ON FORM 8-K
               (a)     1.  Financial Statements
                               Reference is made to the listing of financial statements and supplementary data under Item 8 in Part II of this index.
                       2.  Financial Statement Schedules
                               None
                       3.  Exhibits
                               Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . .                    63-64
                               List of Executive Compensation Plans and Arrangements  . . . .                    60-61
                               Exhibit 3(a) - Restated Articles of Incorporation
                                   (Exhibit 3(a) to the Annual Report on Form 10-K for
                                   the year ended December 31, 1994)*
                               Exhibit 3(b) - By-laws of the Company, as amended
                                   (Exhibit 3(b) to the Annual Report on Form 10-K for
                                   the year ended December 31, 1994)*
                               Exhibit 3(c) - Certificate of the Voting Powers,
                                   Designation, Preferences and Relative, Participating,
                                   Optional or Other Special Rights, and Qualifications,
                                   Limitations or Restrictions Thereof,
                                   of the Class B $8.30 Cumulative Preferred Stock,
                                   Without Par Value (Exhibit 4.4, File No. 33-26314)*
                               Exhibit 4(a) - Indenture dated as of September 1,
                                   1988, between K N Energy, Inc. and Continental
                                   Illinois National Bank and Trust Company of Chicago
                                   (Exhibit 1.2, Current Report on Form 8-K
                                   Dated October 5, 1988)*
                               Exhibit 4(b) - First supplemental indenture dated
                                   as of January 15, 1992, between K N Energy, Inc.
                                   and Continental Illinois National Bank and Trust
                                   Company of Chicago (Exhibit 4.2, File No. 33-45091)*

                       K N ENERGY, INC. AND SUBSIDIARIES
                 Documents Incorporated by Reference and Index


                                                                                                    Page Number
                                                                                             --------------------------
                                                                                             1996 Proxy        Included
                                                                                              Statement         Herein
                                                                                              ---------         ------
                                                   PART IV (Continued)
                                                   -------------------

                           Exhibit 4(c) - Second supplemental indenture dated
                               as of December 15, 1992, between K N Energy, Inc.
                               and Continental Bank, National Association (Exhibit
                               1.2 Current Report on Form 8-K dated December 15,
                               1992)*
                           Exhibit 4(d) - Indenture dated as of November 20, 1993,
                               between K N Energy, Inc. and Continental Bank, National
                               Association (Exhibit 4.1, File No. 33-51115)*
                               Note - Copies of instruments relative to
                               long-term debt in authorized amounts that do not
                               exceed 10 percent of the consolidated total assets
                               of the Company and its subsidiaries have not been
                               furnished.  The Company will furnish such instru-
                               ments to the Commission upon request.
                           Exhibit 10(a) - Form of Key Employee Severance
                               Agreement (Exhibit 10.2, Amendment No. 1 on Form 8
                               dated September 2, 1988 to the Annual Report on Form
                               10-K for the year ended December 31, 1987)*
                           Exhibit 10(b) - 1982 Stock Option Plan for Non-
                               employee Directors of the Company with Form of
                               Grant Certificate (Exhibit 10.3, Amendment No. 1
                               on Form 8 dated September 2, 1988 to the Annual
                               Report on Form 10-K for the year ended
                               December 31, 1987)*
                           Exhibit 10(c) - 1982 Incentive Stock Option Plan
                               for key employees of the Company (Exhibit 10.4,
                               Amendment No. 1 on Form 8 dated September 2, 1988
                               to the Annual Report on Form 10-K for the year ended
                               December 31, 1987)*
                           Exhibit 10(d) - 1986 Incentive Stock Option Plan
                               for key employees of the Company (Exhibit 10.5,
                               Amendment No. 1 on Form 8 dated September 2, 1988
                               to the Annual Report on Form 10-K for the year ended
                               December 31, 1987)*
                           Exhibit 10(e) - 1988 Incentive Stock Option Plan
                               for key employees of the Company (Exhibit 10.6,
                               Amendment No. 1 on Form 8 dated September 2, 1988
                               to the Annual Report on Form 10-K for the year ended
                               December 31, 1987)*
                           Exhibit 10(f) - Form of Grant Certificate for
                               Employee Stock Option Plans (Exhibit 10.7, Amend-
                               ment No. 1 on Form 8 dated September 2, 1988 to
                               the Annual Report on Form 10-K for the year ended
                               December 31, 1987)*
                           Exhibit 10(g) - Directors' Deferred Compensation
                               Plan Agreement (Exhibit 10.8, Amendment No. 1
                               on Form 8 dated September 2, 1988 to the Annual
                               Report on Form 10-K for the year ended
                               December 31, 1987)*
                           Exhibit 10(h) - 1987 Directors' Deferred Fee Plan, as Amended
                               (Attached hereto as Exhibit 10(h))**
                           Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                               Directors of the Company with Form of Grant Certificate
                               (Exhibit 4.1, File No. 33-46999)*
                           Exhibit 10(j) - K N Energy, Inc. 1994 Executive
                               Incentive Plan (Exhibit 10(k) to the Annual Report on
                               Form 10-K for the Year Ended December 31, 1993)*
                           Exhibit 10(k) - 1994 K N Energy, Inc. Long-Term Incentive Plan
                               (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
                               on Schedule 14-A)*

                       K N ENERGY, INC. AND SUBSIDIARIES
                 Documents Incorporated by Reference and Index

                                                                                                    Page Number
                                                                                             --------------------------
                                                                                             1996 Proxy        Included
                                                                                              Statement         Herein
                                                                                              ---------         ------
                                                   PART IV (Continued)
                                                   -------------------

                       Exhibit 10(l) - K N Energy, Inc. 1996 Executive Incentive Plan
                            (Attached hereto as Exhibit 10(l))**
                       Exhibit 10(m) - K N Energy, Inc. Nonqualified Deferred Compensation
                           Plan (Exhibit 10(m) to the Annual Report on Form 10-K
                           for the year ended December 31, 1994)*
                       Exhibit 10(n) - K N Energy, Inc. Nonqualified Retirement Income
                           Restoration Plan (Exhibit 10(n) to the Annual Report on Form 10-K
                           for the year ended December 31, 1994)*
                       Exhibit 10(o) - K N Energy, Inc. Nonqualified Profit Sharing Restoration
                           Plan (Exhibit 10(o) to the Annual Report on Form 10-K
                           for the year ended December 31, 1994)*
                       Exhibit 10(p) - Employment Agreement dated December 14, 1995 between K N Energy, Inc. and Morton C. Aaronson
                           (Attached hereto as Exhibit 10(p))**
                       Exhibit 10(q) - Letter Agreement dated December 4, 1995 between
                           K N Energy, Inc. and Charles W. Battey
                           (Attached hereto as Exhibit 10(q))**
                       Exhibit 10(r) - Amended and Restated Basket Agreement dated as of
                           June 30, 1990, by and between American Pipeline Company ("APC"),
                           Cabot and Cabot Transmission Corporation (Exhibit 10.5(a) to the Annual
                           Report on Form 10-K for American Oil and Gas Corporation ("AOG") for
                           the year ended December 31, 1993)*
                       Exhibit 10(s) - First Amendment to Amend and Restated Omnibus Acquisition
                           Agreement and Amended and Restated Basket Agreement dated as of
                           March 31, 1992 by and among AOG, APC, Cabot and Cabot Transmission
                           (Exhibit 10.5(d) to the Annual Report on Form 10-K for AOG for the year ended December 31, 1993)*
                       Exhibit 10(t) - Rights Agreement between K N Energy, Inc. and the Bank of
                           New York, as Rights Agent, dated as of August 21, 1995 (Exhibit 1 on
                           Form 8-A dated August 21, 1995)*
                       Exhibit 10(u) - K N Energy, Inc. Performance Incentive Plan (Attached
                           hereto as Exhibit 10(u))**
                       Exhibit 10(v) - K N Energy, Inc. 1995 Executive Incentive Plan (Exhibit
                           10(1) to the Annual Report on Form 10-K for the year ended December
                           31, 1994)*
                       Exhibit 12 - Ratio of Earnings to Fixed Charges  . . . . . . . . . . .                      65
                       Exhibit 13 - 1995 Annual Report to Shareholders*** . . . . . . . . . .                      66
                       Exhibit 22 - Subsidiaries of the Registrant  . . . . . . . . . . . . .                      67
                       Exhibit 24 - Consent of Independent Public Accountants . . . . . . . .                      68
                       Exhibit 27 - Financial Data Schedule****
         (b)   Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      61

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      62


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

(A)      General Description

         The Company is a natural gas energy products and services provider. Services include: (1) gathering, processing, storing, transporting, selling and marketing natural gas; and (2) processing, transporting, selling and marketing NGLs.

         On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, American Oil and Gas Corporation ("AOG") was merged into the Company. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N and the right to receive in cash the value of any fractional share of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock. The merger was accounted for as a pooling of interests. (As used in this report, the term "AOG" means collectively American Oil and Gas Corporation and its subsidiaries, unless the context requires a different meaning.) AOG is engaged in the business of gathering, processing, storing, transporting, selling and marketing natural gas and NGLs primarily in West Texas and the Texas Panhandle.

         On January 30, 1996, the Company announced that it had entered into a binding letter of intent with Amoco Pipeline Company to acquire a crude oil pipeline which runs from Riverton, Wyoming to Freeman, Missouri, and to convert the pipeline to natural gas service at an all-in project cost estimated to be less than $150 million.

         On January 31, 1996, the Company divested itself of its gas and oil exploration and production subsidiary, K N Production Company ("KNPC"), through the merger of that subsidiary into Tom Brown, Inc. ("TBI"), an independent gas and oil company headquartered in Midland, Texas, whose common stock is traded on the NASDAQ National Market, for convertible preferred and common stock of TBI. In conjunction with this stock transaction, the Company and TBI formed a limited liability company, Wildhorse Energy Partners, LLC, to perform certain gathering, processing, field, marketing and storage services in the Mid-Continent of the United States.

         In response to regulatory requirements, K N no longer operates as a single business unit that purchases, gathers, processes, stores, transports and sells natural gas at retail and wholesale. Instead, the Company restructured its operations and now operates its interstate transmission pipeline and local distribution operations as separate business units. Substantially all of the gathering and processing facilities and a portion of the storage facilities that were previously part of the Company's Federal Energy Regulatory Commission ("FERC") - regulated transmission operation are now operated by wholly owned subsidiaries which either are not subject to FERC regulation, or, in the case of the former storage properties, are allowed to sell gas at market-based rates.

         The Company's executive offices are located at 370 Van Gordon Street, P.O. Box 281304, Lakewood, Colorado 80228-8304 and its telephone number is
(303) 989-1740. The Company was incorporated in the State of Kansas on May 18, 1927. The number of persons employed by the Company at December 31, 1995 was 1,599.

(B)      Narrative Description of Business

(1)      Retail Natural Gas Services

         Overview. This business segment provides retail natural gas services to residential, commercial, agricultural and industrial customers for space heating, crop irrigation and drying, and processing of agricultural products. Revenues from this business segment are derived primarily from regulated natural gas sales and transportation services.


         The Company's retail natural gas business serves over 230,000 retail customers and 301 communities in Colorado, Kansas, Nebraska and Wyoming through distribution pipelines totaling approximately 8,400 miles at December 31, 1995. In addition, this business segment operates intrastate natural gas transmission, gathering and storage pipelines totaling approximately 1,500 miles at December 31, 1995. These intrastate pipeline systems serve industrial customers and much of the Company's retail natural gas business in Colorado and Wyoming.

         Underground storage facilities are used to provide deliverabilities for peak system demand. Working gas owned by this business segment is stored in:

o one facility owned and operated by the Company's interstate pipeline system;

o five facilities in Wyoming owned and operated by this business segment; and

o        one facility in Colorado owned and operated by Wildhorse Energy
         Partners, LLC.

         K N's retail operations in Kansas, Nebraska, Wyoming and northeast Colorado serve areas that are primarily rural and agriculturally based. In much of Kansas and Nebraska, the winter heating load is balanced by irrigation in summer months and grain drying in the fall. The economy in the western Colorado service territory continues to grow as a result of growth in mountain resort communities and development of retirement communities.

         During 1995, K N opened its new 24-hour Customer Service Center in Scottsbluff, Nebraska, centralizing customer service calls, service start-up and billing calls, service dispatch and remittance operations for the four-state region. In 1996, the center will begin providing these services for other parties.

         Gas Purchases and Supply. This business segment relies on the Company's interstate pipeline system, the intrastate pipeline systems it operates, and other pipelines for transportation and storage services required to serve its markets. Its gas supply requirements are being met through a combination of purchases from wholly owned marketing subsidiaries and third-party suppliers.

         The retail natural gas business unit's gas supply comes primarily from the following areas:

o Anadarko Basin, including the Hugoton, Bradshaw and Panoma fields in Kansas;

o        Barton Arch area of central Kansas;

o Denver-Julesburg Basin in northeast Colorado, northwest Kansas, and western Nebraska;

o        Wind River Basin in central Wyoming;

o        Bowdoin area in north central Montana; and

o        Piceance Basin in western Colorado.

         Certain gas purchase contracts contain a take-or-pay clause which requires that a certain purchase level be attained each contract year, or the Company must make a payment equal to the contract price multiplied by the deficient volume. At December 31, 1995, the amount of gas prepayments outstanding for this business segment was $5.2 million. All such payments are fully recoupable under the terms of the gas purchase contracts and the existing regulatory rules and regulations. To date, no buy-out or buy-down payments relating to take-or-pay contracts have been made by this business segment.

         Competition. Natural gas competes with fuel oil, coal, propane and electricity in the areas served by the Company's retail natural gas business. In a few of the communities in which it has a franchise, the Company competes with other local distribution systems for retail natural gas sales and transportation services. Such competition is expected to increase as a result of implementation of FERC Order 636, state retail unbundling initiatives and the regulatory initiatives presently before the FERC to unbundle the electric industry.

         Unbundling Retail Gas Services. Throughout the United States, the recent FERC actions are leading to an opening of a more competitive environment for all gas services. K N is looking to be a leader in providing customers a choice in services. In that regard, K N filed an application with the Wyoming Public Service Commission in September 1995 to allow 10,000 residential and commercial customers to choose their energy provider from a qualified list of suppliers. K N will continue to provide all other utility services and will manage the gas supplies for customers in the program. On February 16, 1996 the Wyoming Public Service Commission issued an order allowing K N to bring competition to these 10,000 residential and commercial customers beginning in June 1996. The innovative program is one of the first in the nation that proposes to allow essentially all customers the opportunity to exercise energy choice for natural gas.

(2)      Interstate Transportation and Storage Services

         Overview. The Company's interstate pipeline system provides transportation and storage services to affiliates, third-party natural gas distribution utilities and shippers. As of December 31, 1995, the Company's interstate pipeline system provided transportation and storage services directly to utilities serving 293 communities, as follows:

Served By                      Colorado             Kansas                Nebraska                 Wyoming
---------                      --------             ------                --------                 -------
Affiliated Entities               12                   52                   177                       10
Other Utilities                    5                   10                    27                        -

         Effective January 1, 1994, 1,691 miles of gathering lines and the products extraction plant at Scott City, Kansas, were transferred to a gas gathering subsidiary as part of the corporate reorganization. As of December 31, 1995, the interstate pipeline properties included transmission and storage lines totaling over 6,000 miles, a storage field and one products extraction plant.

         The change from providing a merchant function to a FERC-regulated transportation and storage service at cost of service-based rates has substantially reduced this business segment's operating revenues and gas purchase expenses. This has not, however, negatively impacted this business segment's operating income since gas purchases were previously recoverable dollar-for-dollar from customers as a result of purchased gas adjustment clauses in the Company's tariffs. However, the transfer of gathering and products extraction facilities described above has reduced this segment's operating income. The use of straight fixed-variable rate design for FERC-regulated services results in this business segment collecting a significant portion of its revenues from customers through demand charges collected evenly throughout the year. Accordingly, fluctuations in operating revenues resulting from seasonal variations in weather conditions are reduced.

         Transportation. This business segment provides not only firm and interruptible transportation, but also no-notice services to its customers. Under no-notice service, customers are able to meet their peak day requirements without making specific nominations as required by firm and interruptible transportation service tariffs. The local distribution companies and other shippers may release their unused firm transportation capacity rights to other shippers. It is the Company's experience that this released capacity has, to a large extent, replaced interruptible transportation on the Company's interstate pipeline system. Interruptible transportation is billed on the basis of volumes shipped.

         On January 30, 1996, the Company announced that it had entered into a binding letter of intent with Amoco Pipeline Company to acquire a crude oil pipeline which runs from Riverton, Wyoming to Freeman, Missouri, and to convert the pipeline to natural gas service at an all-in project cost anticipated to be less than $150 million, including the pipeline expansion discussed below. The new pipeline, Pony Express Pipeline, will be subject to FERC regulation and is expected to be in service by early 1997.

         In January 1996, FERC granted the Company the authority to expand its pipeline system in Wyoming. This $14.9 million project is designed to increase the capacity of the system to move gas from Wyoming to markets in the midwestern United States by nearly 50 MMcf per day. The facilities are expected to be in service by November 1996. This project is a natural fit with the pipeline acquisition discussed above.

         Storage. The Company's interstate pipeline system provides storage services to its customers through its Huntsman Storage Field in Cheyenne County, Nebraska.

         Effective June 1, 1995, after receiving FERC approval the Company transferred three storage fields and approximately 45 Bcf of recoverable cushion gas held by its interstate pipeline system, to a newly created affiliate which is allowed to sell gas at market-based rates. On the interstate system, year-end working gas inventory owned by all parties totaled
4.9 Bcf.  The approximate unused working gas capacity at December 31, 1995, was
3.1 Bcf.

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

         A K N subsidiary is a one-third joint-venture partner in the TransColorado Gas Transmission Pipeline Co. ("TransColorado"). This pipeline is expected to provide increased flexibility in accessing multiple natural gas basins in the Rocky Mountain region. During 1995, El Paso Natural Gas Company purchased Public Service Company of Colorado's investment in TransColorado and has brought new synergies to the project.

         In 1996, the southernmost 22 miles of the pipeline are anticipated to be pre-built to connect with gathering systems in southern Colorado. This portion of the pipeline is expected to be in service in 1996. When fully completed, the TransColorado pipeline will cover 290 miles, from the Piceance Basin of Colorado to Blanco, New Mexico, with an initial capacity of 300,000 MMBtus per day, expandable to 600,000 MMBtus. Total capital cost is expected to be $190 million. The TransColorado pipeline will operate as an interstate pipeline system regulated by FERC.

         Competition. The interstate transportation pipeline and storage services business segment faces competition from other transporters. In addition, natural gas competes with fuel oil, coal, propane and electricity in the areas served by the Company's interstate pipeline system.

(3)      Gathering, Processing and Marketing Services

         Overview. This business segment provides natural gas gathering, processing, marketing and supply services, including transportation and storage to a variety of customers. Within this business segment, the Company owns and operates approximately 9,400 miles of pipeline in seven states, operating 16 gas processing plants and natural gas storage facilities in West Texas and on the Gulf Coast. This segment's total processing capacity is approximately 760 MMcf per day.

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

         This business segment also engages in price risk management activities in the energy financial instruments market. The Company buys and sells gas and crude oil futures positions on the New York Mercantile Exchange ("NYMEX") and Kansas City Board of Trade ("KCBT") and uses over-the-counter energy swaps and options for the purpose of reducing adverse price exposure for gas supply costs or specific market margins. (See "Price Risk Management" below.)

         Natural Gas Sales. In 1995, this business segment sold natural gas to over 4,000 customers in over 20 states. These customers included local distribution companies, industrial, commercial and agricultural end-users, electric utilities, Company affiliates and other marketers located both on-and off-system.

         Westar Transmission Company ("Westar Transmission") is the Company's principal intrastate pipeline system in West Texas and the Texas Panhandle.
The Westar system consists of approximately 5,600 miles of gathering and transmission lines (of which approximately 4,300 miles comprise Westar Transmission) and is connected to the K N WesTex Gas Services, Inc. ("WesTex") storage facility. The Westar system has significant markets connected directly to its pipelines ("on-system markets"), including the largest local distribution company in West Texas and the Texas Panhandle, Energas Company, a division of Atmos Energy Corporation ("Energas"), and direct-sale customers such as electric utilities, industrial companies and agricultural end-users. The Company also owns a 75 percent operating interest in Red River Pipeline, a 372-mile intrastate gas pipeline extending from Hemphill County, Texas, near the Oklahoma state line to Pecos County in West Texas, and has entered into a letter of intent to acquire the remaining 25 percent.

         Within this business segment, the Company utilizes its high pressure transmission facilities to transport gas for third parties at negotiated fees. The Westar system offers combined gathering and transportation services, while Red River is solely a transportation system. The Company's Wattenberg system, located in the Denver-Julesburg Basin in northeastern Colorado, consists of approximately 1,300 miles of gathering and transmission lines and offers both gathering and transportation services.

         Energas, the Company's largest customer, accounted for more than 10 percent of the Company's consolidated revenues for 1995. In 1996, the Company and Energas renegotiated the existing sales contract extending the term through December 31, 2003, a five-year extension beyond the current contract expiration date. No other customer accounted for more than 10 percent of the Company's consolidated revenues in 1995.

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

         Gas Gathering.   As of December 31, 1995, the Company's subsidiaries
in this business segment operated gathering systems in Colorado, Kansas, Nebraska, New Mexico, Texas and Wyoming with over 5,000 miles of gathering lines.

         In December 1994, FERC approved the Company's application to transfer the Bowdoin gathering system from its wholly-owned interstate pipeline facility to a gathering subsidiary. The transfer occurred in early 1995.

         Processing and NGLs Marketing. In 1995, the Company operated 16 gas processing plants located in Colorado, Kansas, Nebraska, New Mexico, Texas and Wyoming. The average total inlet volume for 1995 was approximately 451,000 MMBtus per day. In the same period, the total liquids produced, including condensate, averaged approximately 28,000 Bbls per day. NGLs from the gas processing plants are sold by the Company on a contractual basis to various NGLs pipelines, end-users and marketers at index prices. Gas purchases shown in the financial statements include fuel and shrink expenses incurred at the plants.

         Storage. The WesTex storage facility has recently been expanded to a working storage capacity of approximately 15.5 Bcf. The Company expanded the WesTex storage facility by leaching three caverns in a bedded salt formation. Upon completion, each cavern has approximately one Bcf of working gas capacity. Two have been completed, and the third cavern is scheduled to be completed in October 1996. In early 1994, the Company began marketing storage services to third parties who are interested in the storage facility due to its strategic geographic location (Gaines County, Texas) and multiple pipeline interconnects which provide access to a variety of markets and supply sources. The WesTex storage facility has traditionally been used to meet the peak demand requirements of the Westar system's customers and to maintain purchases from supply sources on the Westar system during periods of low demand. The WesTex storage facility has a take-away peak day deliverability capacity of 550 MMcf per day.

         In February 1995, K N acquired a long-term lease on 10 Bcf of salt cavern storage capacity at the Stratton Ridge facility in the Gulf Coast area (see "Acquisitions"). This additional capacity gives K N the expanded ability to provide comprehensive storage services at the Katy and Waha hubs.

         Effective June 1, 1995, three gas storage facilities and approximately 45 Bcf of recoverable cushion gas were transferred to this business segment from the Company's interstate pipeline system. This transfer improves the Company's flexibility to utilize these assets more effectively.

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

         Purchase volume obligations under many of the agreements utilized by this business segment are generally "best efforts" and do not have traditional take-or-pay provisions. However, certain agreements utilized within this business segment require the Company to take or pay for, or to receive, minimum quantities of natural gas. At December 31, 1995, the amount of gas prepayments outstanding for this business segment (which does not include payments made under the Basket Agreement discussed below) was $2.6 million, and is fully recoupable under the terms of the gas purchase contracts. In addition, because of the Company's success in marketing excess gas under contracts, for which it receives credit against minimum take requirements, the Company believes that its exposure to potential take-or-pay or minimum take claims is not material. The Company does, however, have exposure with regard to such claims under gas purchase contracts assumed in its acquisition of the Westar pipeline system in 1989 from Cabot Corporation ("Cabot"), which claims are covered by an agreement with Cabot (the "Basket Agreement"). Under the Basket Agreement, Cabot and the Company equally share liability up to a certain amount, after which Cabot bears all such liabilities. The Company's maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $5.6 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot, and as such will not have a material adverse effect on the Company's financial position or results of operation. (See "Item 3: Legal Proceedings".)

         Price Risk Management. The Company uses energy futures and swaps to minimize its risk of price changes in the spot and fixed price natural gas, crude oil and NGLs markets. Risk management instruments include crude oil and natural gas commodity futures and options contracts, fixed price swaps, and basis swaps. Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against pre-existing or anticipated physical gas and condensate sales, gas purchases, system use, and storage in order to protect profit margins, and is prohibited from engaging in speculative trading. The activities of the risk management group are monitored by the Company's Risk Management Committee which is charged with the review and enforcement of the Board of Directors' risk management guidelines. All energy futures, swaps, and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expenses in the period the underlying physical transactions occur. All 1995 transactions were recorded as hedges.

         Total Energy Management. The Company has filed for and received from the FERC certification as a Power Marketer. This is a first step in the process of marketing electricity to wholesale electric customers as well as developing opportunities for providing power to current wholesale and local distribution company customers. To gain competitive advantage in an increasingly competitive gas and NGLs market, the Company has developed specific products and services that include electricity. The Company has initially targeted utilities and municipalities for these power opportunities as part of a comprehensive energy package, primarily in areas the Company currently serves.

         Acquisitions. Effective February 1, 1995, the Company acquired, for $79 million, two West Texas intrastate pipeline systems, gas storage assets in the Houston area, and a joint-venture interest in a third West Texas intrastate pipeline, including certain strategic gas supply contracts and markets which complement and enhance the Company's West Texas assets. The acquired storage assets and lease rights near Houston, Texas, increase the Company's storage working gas capacity by 6.0 Bcf.

         In October 1995, the Company acquired a 32 MMbtu per day cryogenic NGLs processing plant and approximately 900 miles of gathering pipeline in the Texas Panhandle.

         Competition. The changes in the natural gas industry have provided this business segment with expanded marketing and transportation opportunities outside of its traditional on-system market base. This business segment competes in these markets with other pipeline companies, marketers and brokers of varying size, resources and experience as well as with producers who are able to market gas directly to wholesale and end-use markets.

         Factors influencing the competitive environment include: (i) the industry wide supply and demand imbalance that has existed since the early 1980's but which was substantially reduced during 1993 and 1994, (ii) regulatory changes that provide greater access to interstate markets by gas producers and marketers, (iii) the ability of certain markets to switch to alternative fuels at favorable prices, and (iv) increased gas storage capacity in the United States. Principal competitive considerations affecting this business segment's ability to acquire and market natural gas include price, services offered, reliability, security of supply and physical proximity of pipelines to customers.

(4)      Gas and Oil Production

         Overview. In 1995, the Company owned and participated in the development and production of gas and oil reserves through a wholly-owned subsidiary, KNPC. In December 1995 the Company agreed to merge the subsidiary into Tom Brown, Inc. in return for convertible preferred and common stock in Tom Brown, Inc., representing, on a fully diluted basis, approximately 11.3% of that corporation's outstanding common stock. The transaction closed on January 31, 1996. As part of the alliance, K N and Tom Brown, Inc. formed Wildhorse Energy Partners, LLC, a joint venture company 55 percent owned by K N and 45 percent owned by Tom Brown, Inc., designed to provide gathering, processing, storage, field and marketing services in the Mid-Continent of the United States.

         Total net reserves for the gas and oil business segment at December 31, 1995, were approximately 35 Bcf equivalent of natural gas. The 1995 year-end net production was 14 MMcf per day compared with 16 MMcf per day at year-end 1994. During 1995, this business segment participated in the drilling and completion of six development wells in Wyoming, 12 development wells in western Colorado and worked-over 11 wells on the Western Slope of Colorado. At December 31, 1995, the Company had approximately 225,000 net undeveloped acres under lease and owned interests in 624 producing wells (243 net), of which it operated 308 (190 net).

(5)      General

         Federal and State Regulation

         Retail Natural Gas Services. The Company's intrastate pipelines, distribution facilities and retail sales in Colorado, Kansas and Wyoming are under the regulatory authority of each state's utility commission. The Wyoming and Colorado commissions also may review the Company's issuance of securities. In Nebraska, retail gas sales rates for residential and small commercial customers are regulated by each municipality served.

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

         Interstate Transportation and Storage Services. Facilities for the transportation of natural gas in interstate commerce and for storage services in interstate commerce are subject to regulation by FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the Company is subject to the requirements of FERC Order Nos. 497, et al., the Marketing Affiliate Rules, which govern the provision of information by an interstate pipeline to its marketing affiliates.

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

         The Kansas Corporation Commission, New Mexico Public Service Commission, Texas Railroad Commission and Wyoming Public Service Commission have all expressed interest in asserting jurisdiction over gathering activities, and the Company is closely monitoring developments in this area.

         As part of its corporate reorganization, K N requested, was granted authority and in 1994 transferred substantially all of its gathering facilities
to a wholly-owned subsidiary.   FERC determined that after the transfer, the
gathering facilities would be nonjurisdictional, but FERC reserved the right to reassert jurisdiction if the Company was found to be operating the facilities in an anti-competitive manner or contrary to open access principles.

         Because certain volumes of gas in interstate commerce are transported by the Company for third parties and by third parties on behalf of the Company, the operations of the Company's intrastate pipeline and marketing subsidiaries in Texas are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act of 1978. Of particular importance are regulations which allow increased access to interstate transportation services by both interstate and intrastate pipeline and marketing companies, without the necessity of obtaining prior FERC authorization for each transaction. The most important element of the program is nondiscriminatory access, under which a participating pipeline must agree, if capacity is available, to transport gas for any party requesting such service.

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

         The United States Oil Pollution Act of 1990 and regulations promulgated thereunder by the Minerals Management Service impose a variety of requirements on persons who are or may be responsible for oil spills in waters of the United States. The term "waters of the United States" has been broadly defined to include inland waterbodies, including wetlands, playa lakes and intermittent streams. The Company has a limited number of oil and gas facilities that could affect "waters of the United States." The Federal Water Pollution Control Act, also known as the Clean Water Act, and regulations promulgated thereunder, require containment of potential discharges of oil or hazardous substances and preparation of oil spill contingency plans. The Company has implemented programs that address containment of potential discharges and spill contingency planning. The failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

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

         Federal and state regulations implementing the 1990 Amendments to the Clean Air Act, affect the Company's operations in several ways. Natural gas compressors for both gathering and transmission activity are now required to meet stricter air emission standards. Additionally, states in which the Company operates are adopting regulations under the authority of the "Operating Permit Program" under Title V of these 1990 Amendments. These Operating Permits require operators of certain facilities to obtain individual site-specific air permits containing stricter operational and technological standards of operation in order to achieve compliance with this section of the 1990 Clean Air Act Amendments and associated state air regulations.

         The Toxic Substances Control Act, as amended ("TSCA"), imposes certain operational and technical standards on persons or persons who manufacture, process, distribute, use or dispose of TSCA-related chemicals, including such things as polychlorinated biphenyls ("PCBs"), asbestos, and lead based paints. The Company has facilities which contain such TSCA-related substances.

         Compliance with Federal, state and local provisions with respect to the protection of the environment has had no material effect upon capital expenditures, earnings, or the competitive position of the Company, except as described in Item 3, "Mystery Bridge Road Environmental Matters" and "Other Environmental Matters."

         Safety Regulation

         The operations of certain of the Company's gas pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Natural Gas Pipeline Safety Act of 1968, as amended (the "NGPSA".) The NGPSA establishes safety standards with respect to the design, installation, testing, construction, operation and management of natural gas pipelines, and requires entities that own or operate pipeline facilities to comply with the applicable safety standards, to establish and maintain inspection and maintenance plans, and to comply with such plans.

         The NGPSA was amended by the Pipeline Safety Act of 1992 to require the DOT's Office of Pipeline Safety to consider, among other things, protection of the environment when developing minimum pipeline safety regulations. Management believes the Company's operations, to the extent they may be subject to the NGPSA, comply in all material respects with the NGPSA.

         The Company is also subject to state and federal laws and regulations concerning occupational health and safety.

         Other

         Amounts spent by the Company during 1995, 1994 and 1993 on research and development activities were not material.

(D)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         All of the Company's operations are in the contiguous 48 states.


ITEM 3:  LEGAL PROCEEDINGS

Mystery Bridge Road Environmental Matters

         In 1989, the Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision"). A majority of the Company's groundwater, soil and free phase petroleum cleanup occurred between 1990 and 1995. The total remaining estimated cost is not expected to exceed $150,000. (United States of America v. Dow Chemical Company, Dowell Schlumberger, Inc., and K N Energy, Inc., Civil Action No. 91CV1042, United States District Court for the District of Wyoming; formerly reported as Administrative Orders for Removal Action on Consent, October 15, 1987, and Amendment to Administrative Order for Removal Order on Consent, October 10, 1989, Docket No. CERCLA VII-88-01, United States Environmental Protection Agency; Judicial Entry of Consent Decree, United States v.

Dow Chemical Company, et al. (D. Wyo) USDC-WY-91CV1042B, Superfund Site Number 8T83, Natrona County, Wyoming; EPA Docket Number CERCLA-VIII.)

Other Environmental Matters

         In 1994, a mercury sampling program was initiated on the Company's systems in central and western portions of Kansas. The Company is working with the Kansas Department of Health and Environment pursuant to a five-year assessment program, and no active remediation will occur until completion of that assessment program. The costs are not expected to have any material adverse impact on the Company's financial position or results of operations. The cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         The Company performed environmental audits in Colorado, Kansas and Nebraska which revealed that certain grease and lubricating oils used at various pipeline and facilities locations contained polychlorinated biphenyls ("PCBs"). The Company is working with the appropriate regulatory agencies to manage the cleanup and remediation of the pipelines and facilities.

         The Company filed suit against Rockwell International Corporation, manufacturer of the PCB-containing grease used in certain of the Company's pipelines and facilities, and two other related defendants for expenses and
losses incurred by the Company for cleanup or mitigation.   The Company settled
with Rockwell in March 1994. (K N Energy, Inc. and Rocky Mountain Natural Gas Company v. Rockwell International Corp et al., United States District Court for the District of Colorado, Case No. 93-711.)

         At PCB sites with approved workplans, the Company estimates that the future cost of remediation, which will occur over a period of years, will be approximately $1.3 million, a substantial portion of which is recoverable under the Rockwell settlement. Approximately $1.2 million for PCB remediation has been expended as of December 31, 1995. The total potential remediation and cleanup costs at currently identified locations is not expected to have any material adverse impact on the Company's financial position or results of operations. The cleanup programs are not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         Pursuant to certain acquisition agreements in 1989 and 1992, The Maple Gas Corporation and Cabot Corporation ("Cabot"), the Company's largest stockholder, indemnified the Company for certain environmental liabilities. Issues have arisen concerning Cabot's indemnification obligations; however, in conjunction with the merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters, which AOG will expire in June 1996. The Company believes it will be able to reach agreement with Cabot, and is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

         The Company acquired a 32 MMbtu per day cryogenic NGLs processing plant and approximately 900 miles of gathering pipeline located in the Texas Panhandle from Parker & Parsley Gas Processing Co. and its affiliates in October 1995. In connection with that acquisition, and for a reduction in the purchase price which included the estimated costs of remediation of $3.9 million, the Company agreed to accept all responsibility and liability for environmental matters associated with such properties. After consideration of reserves established, such costs are not expected to have a material adverse impact on the Company's financial position or results of operations. The cleanup program, which will occur over a number of years, is not expected to interrupt or diminish the Company's operational ability to gather, process or transport natural gas.

Grynberg v. K N, et al.

         On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as KNPC and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. No specific monetary damages have been claimed, although Grynberg has requested that any actual damages awarded be trebled. In addition, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from the Company's natural gas gathering and transportation system in northwest Colorado. In an unrelated transaction, K N's exploration, production and development properties owned by KNPC, were transferred to a third party in January 1996. The Company has indemnified the third party for any potential claims by Grynberg related to this litigation. On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff. This case is still pending. (Grynberg v. K N, et al., Civil Action No. 92-2000, United States District Court for the District of Colorado.)

Westerman, et al. v. K N Energy, Inc., et al.

         On December 8, 1994, K N and its wholly owned subsidiary K N Gas Supply Services, Inc. ("KNGSS") were sued by gas producers in northeastern Colorado in District Court, Dallas County, Texas under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado. The producers asserted take-or-pay claims for contract years 1993 and 1994 in the amount of $1,157,000 plus interest, as well as actual and punitive damages in the amount of $156,000,000 for breaches of contractual and fiduciary duties arising out of a January 1977 Farmout Agreement between the producers and K N.

         On December 21, 1994, the lawsuit was removed from Texas state court to the United States District Court for the Northern District of Texas (Dallas). On January 12, 1995, K N and KNGSS filed a motion to dismiss for lack of personal jurisdiction, or, if jurisdiction is found to exist, a motion to transfer the cause of action to federal court in Colorado. On June 29, 1995, the United States District Court for the Northern District of Texas, Dallas Division, ruled that it has jurisdiction over K N and that venue is proper in that court. The court has not yet ruled on whether it has jurisdiction over KNGSS. Additional litigation was initiated on January 31, 1995, by KNGSS against the plaintiffs and others in federal court in Colorado. In this lawsuit, KNGSS asserts that contractual provisions require payment of refunds for gas purchased at above-market prices and, prospectively, for a reduction in gas prices paid under the contracts to market levels. On October 30, 1995, K N and KNGSS reached settlement with parties representing approximately two-thirds of the gas ownership interests held by the producers. This settlement resolves all disputes between these parties, including the lawsuit filed by K N and KNGSS in federal court in Colorado. The Company believes that this settlement will have no material adverse effect on the Company's financial position or results of operations. Settlement negotiations with the parties representing the remaining one-third ownership interest under the disputed gas purchase contracts are continuing. The Company believes it has a meritorious position in these matters, and does not expect these lawsuits to have a material adverse effect on the Company's financial position or results of operations. (Westerman, et al. v. K N Energy, Inc. and K N Gas Supply Services, Inc., Civil Action No.:3:94-CV-2773-X, United States District Court for the Northern District of Texas, Dallas Division; K N Gas Supply Services, Inc. v. Westerman, et al., Civil Action No. 95-M-243, United States District Court for the District of Colorado.)

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

         The Basket Agreement between the Company and Cabot provides for an equal sharing of up to $40 million (any excess will be borne solely by Cabot) between the Company and Cabot of certain gas contract take-or-pay liabilities of the companies acquired from Cabot for periods prior to the closing date of the acquisition from Cabot and for certain other potential gas contract claims. (See "Items 1 and 2: Business and Properties"). The Company's maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $5.6 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot and, as such, the ultimate settlement of such liability will not have a material adverse effect on the Company's financial position or results of operation. As of December 31, 1995, the Company had made net payments of approximately $10.9 million.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification and Business Experience of Executive Officers

               Name                                Age                     Position and Business Experience
----------------------------------                -----        ---------------------------------------------------------
Morton C. Aaronson  . . . . . .                   37           Vice President since January 1996.  Vice President, MCI/
                                                               NewsCorp.  Business Development from May 1995 to
                                                               January 1996.  Vice President, Market Management, MCI
                                                               Communications from August 1994 to May 1995.  Vice
                                                               President, Large Accounts and Global Markets, MCI
                                                               Communications, from July 1993 to August 1994. Director,
                                                               Major Accounts Marketing, MCI Communications from
                                                               July 1992 to July 1993.  Director, Sales-New York
                                                               Metro Region, MCI Communications from December
                                                               1990 to July 1992.

Judith A. Aden  . . . . . . . .                   54           Vice President and Assistant Treasurer since March 1995.
                                                               Vice President and Treasurer from March 1991 to March
                                                               1995.  Treasurer from January 1981 to March 1995.

William E. Asbury . . . . . . .                   43           Vice President, Gas Service since 1988.

Charles W. Battey . . . . . . .                   64           Chairman since January 1989.  Chief Executive Officer
                                                               from January 1989 to July 1994.   Director since 1971.

Richard M. Buxton . . . . . . .                   47           Vice President, Strategic Planning and Financial
                                                               Services since March 1991.

David M. Carmichael . . . . . .                   57           Vice Chairman and Director since July 1994.  Chairman
                                                               of the Board and Chief Executive Officer of AOG since
                                                               1986.  President of AOG until October 1993.

Samuel H.Charlton, III  . . . .                   51           Vice President, Marketing since January 1995.
                                                               Sr. Vice President of certain K N subsidiaries
                                                               since July 1994.  Sr. Vice President - Gas
                                                               Marketing and Supply for AOG from
                                                               February 1994 to July 1994. Vice President Gas
                                                               Marketing of AOG from April 1993 to  February 1994.
                                                               Vice President Marketing and Transportation for
                                                               Wintershall Energy, a division of BASF Corporation
                                                               from September 1990 to July 1992.

John N. DiNardo . . . . . . . .                   48           Vice President - Gas Gathering and Processing since
                                                               March 1994.  General Manager of K N Gas Gathering, Inc.
                                                               and K N Front Range Gathering Company from May 1993
                                                               to March 1994.  Director of Project Development for K N
                                                               Gas Gathering, Inc. from August 1991 to May 1993.
                                                               Consultant to K N Gas Gathering, Inc. from 1989 to August
                                                               1991.

Bradley P. Farnsworth . . . . .                   42           Vice President and Controller since August 1995.
                                                               Director, Gas Transaction Services, Coastal Gas Marketing
                                                               Company from July 1988 to August 1995.

William S. Garner, Jr.  . . . .                   46           Vice President, General Counsel and Secretary since
                                                               April 1992. Vice President and General Counsel from
                                                               January 1991 to April 1992.

Larry D. Hall . . . . . . . . .                   53           President and Chief Executive Officer since July 1994.
                                                               President and Chief Operating Officer  from May 1988
                                                               to July 1994.  Director since 1984.

S. Wesley Haun  . . . . . . . .                   48           Vice President, Marketing and Supply since May 1993.
                                                               Vice President, Gas Supply from March 1990 to May
                                                               1993.

E. Wayne Lundhagen  . . . . . .                   59           Vice President and Treasurer since March 1995.
                                                               Vice President, Finance and Accounting from
                                                               May 1988 to March 1995.

John W. Simonton  . . . . . . .                   50           Vice President, Administration and Human Resources
                                                               since  May 1988.

H. Rickey Wells . . . . . . . .                   39           Vice President, Operations since June 1988.

         These officers generally serve until April of each year.

(B)      Involvement in Certain Legal Proceedings

                  None.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is listed for trading on the New York Stock Exchange under the symbol KNE. On February 15, 1996, there were 9,485 holders of record of the Company's common stock. Dividends paid and the price range of the Company's common stock by quarters for the last two years, are provided below.

                                                        1995                             1994
                                                        ----                             ----
    Market Price Data
    (Low-High-Close)
      Quarter Ended:
             March 31                          $20.25 -$24.75 -$24.00           $22.00 -$25.50 -$22.50
             June 30                            23.75 - 27.00 - 25.375           21.25 - 23.75 - 22.25
             September 30                       23.875- 28.75 - 27.25            22.00 - 26.875- 26.125
             December 31                        25.25 - 30.25 - 29.125           20.75 - 26.125- 23.75

    Dividends
      Quarter Ended:
             March 31                                   $0.25                            $0.133*
             June 30                                     0.25                             0.133*
             September 30                                0.25                             0.24
             December 31                                 0.26                             0.25

    Common Stockholders
       Year-end                                         9,485                            8,933


* Pre-merger dividend rate reflects the effect of pooling of interests accounting. AOG did not pay a dividend on common stock.

ITEM 6:    SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW
K N ENERGY, INC. AND SUBSIDIARIES

Selected Financial Data (In Thousands Except Per Share Amounts)

                                  1995                1994                 1993                1992              1991
                                  ----                ----                 ----                ----              ----
OPERATING REVENUES:
Retail Natural Gas Services    $  217,762          $  212,218          $  204,999          $  188,193          $223,567
Interstate Transportation and
    Storage Services               22,335              21,044              99,838             127,611           130,821
Gathering, Processing and
    Marketing Services            855,855             838,474             730,895             507,756           424,586
Gas and Oil Production              7,437              11,328               5,321               4,710             3,053
                               ----------          ----------          ----------          ----------          --------

Total Operating Revenues       $1,103,389          $1,083,064          $1,041,053          $  828,270          $782,027
                               ==========          ==========          ==========          ==========          ========


OPERATING INCOME               $  113,724          $   54,175          $   80,204          $   83,757          $ 81,490
Other Income and (Deductions)     (32,152)            (29,354)            (30,736)            (27,347)          (23,134)
                               ----------          ----------          ----------          ----------          --------

INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES                          81,572              24,821              49,468              56,410            58,356
Income Taxes                       29,050               9,500              18,599              20,068            21,282
                               ----------          ----------          ----------          ----------          --------

INCOME FROM CONTINUING
    OPERATIONS                     52,522              15,321              30,869              36,342            37,074
Loss from Discontinued
    Operations                          -                   -                   -                   -           (17,250)
                               ----------          ----------          ----------          ----------          --------

NET INCOME                         52,522              15,321              30,869              36,342            19,824
Less - Preferred Stock
    Dividends                         492                 630                 853               2,976             4,808
                               ----------          ----------          ----------          ----------          --------

EARNINGS AVAILABLE FOR
    COMMON STOCK               $   52,030          $   14,691          $   30,016          $   33,366          $ 15,016
                               ==========          ==========          ==========          ==========          =========
EARNINGS PER COMMON SHARE:
Continuing Operations          $     1.83          $     0.52          $     1.09          $     1.34          $   1.45
Discontinued Operations                 -                   -                   -                   -             (0.77)
                               ----------          ----------          ----------          ----------          --------
Total Earnings Per Common
    Share                      $     1.83          $     0.52          $     1.09          $     1.34          $   0.68
                               ==========          ==========          ==========          ==========          ========

DIVIDENDS PER COMMON SHARE     $     1.01          $     0.76          $     0.51          $     0.51          $   0.51
                               ==========          ==========          ==========          ==========          ========

NUMBER OF SHARES USED IN
    COMPUTING EARNINGS PER
    COMMON SHARE                   28,360              28,044              27,424              24,828            22,320
                               ==========          ==========          ==========          ==========          ========
TOTAL ASSETS                   $1,257,457          $1,172,384          $1,169,275          $1,007,411          $816,514
                               ==========          ==========          ==========          ==========          ========

CAPITAL EXPENDITURES           $   79,418          $   70,596          $  100,780          $   74,787          $ 69,080
                               ==========          ==========          ==========          ==========          ========

ACQUISTIONS                    $   35,897          $   31,363          $   65,172          $  110,833          $      1
                               ==========          ==========          ==========          ==========          ========

CAPITALIZATION:
Common Stockholders' Equity    $  426,760    57%   $  393,686    54%   $  391,462     53%  $  347,738   51%    $256,605   50%
Preferred Stock                     7,000     1%        7,000     1%        7,000      1%      26,310    4%      31,360    6%
Preferred Stock Subject to
    Mandatory Redemption              572     -         1,715     -         2,858      -        4,500    1%       6,643    1%
Long-Term Debt                    315,564    42%      334,644    45%      335,190     46%     303,224   44%     222,850   43%
                               ==========   ----   ----------   ----   ----------    ----  ----------  ----    --------  ----

Total Capitalization           $  749,896   100%   $  737,045   100%   $  736,510    100%  $  681,772  100%    $517,458  100%
                               ==========   ====   ==========   ====   ==========    ====  ==========  ====    ========  ====

BOOK VALUE PER COMMON SHARE    $    15.19          $    14.25          $    14.39          $    13.60          $  11.60
                               ==========          ==========          ==========          ==========          ========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

         The Company reported 1995 net income of $52.5 million, or $1.83 per common share after payment of preferred dividends. This reflects a significant improvement over 1994 (excluding the effect of merger and restructuring costs) and 1993 net income of $34.7 million and $30.9 million, respectively. After payment of preferred dividends, the respective 1994 and 1993 earnings per share were $1.21 and $1.09.

                 The 51 percent increase in 1995 earnings over 1994 was attributable to five principal factors:

o        benefits from the 1994 merger with American Oil and Gas Corporation
         ("AOG");

o        year-to-year business growth;

o        improved irrigation deliveries as a result of normal weather;

o        higher natural gas liquids ("NGLs") prices; and

o        the annualized impact of 1994 rate increases.

         The 1994 earnings improvement over 1993 resulted from rate increases in both retail and interstate jurisdictions, higher deliveries to irrigation customers and expense reductions resulting from the merger of AOG into K N. Mild fourth quarter 1994 weather and lower prices for NGLs partially offset the 1994 positive factors. Additionally, 1993 net income was reduced by a $4.5 million (pre-tax) write-down of an investment.

         In the third quarter of 1994, the Company expensed $25.9 million of non-recurring costs related to the merger and to the restructuring of the retail natural gas services segment. These costs reduced 1994 net income by $19.3 million, or $0.69 per common share.

RESULTS OF OPERATIONS

         Comparative operating results by business segment, excluding the $25.9 million 1994 non-recurring merger and restructuring charges, and consolidated other income and (deductions) and income taxes are reviewed below. As the Company's interstate pipeline segment was not a separate business unit until the Company's October 1, 1993 implementation of Federal Energy Regulatory Commission ("FERC") Order No. 636 ("Order 636"), operating results of the retail natural gas services segment and the interstate transportation and storage services segment have been combined to provide more meaningful comparison of 1994 with 1993. The segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data which follow are before intersegment eliminations (dollars in millions).

RETAIL NATURAL GAS SERVICES                                          1995     1994
                                                                     ----     ----
Operating Revenues -
  Gas Sales                                                         $204.0   $206.8
  Transportation and Other                                            18.8     10.9
                                                                    ------   ------
                                                                     222.8    217.7
                                                                    ------   ------
Operating Costs and Expenses -
  Gas Purchases                                                      114.9    123.0
  Operations and Maintenance                                          57.6     54.9
  Depreciation, Depletion and Amortization                            12.6     12.1
  Taxes, Other Than Income Taxes                                       6.4      5.2
                                                                    ------   ------
                                                                     191.5    195.2
                                                                    ------   ------
Operating Income                                                    $ 31.3   $ 22.5
                                                                    ======   ======
Systems Throughput (Trillion Btus) -
  Gas Sales                                                           39.0     40.8
  Transportation                                                      27.4     18.8
                                                                    ------   ------
                                                                      66.4     59.6
                                                                    ======   ======

System-Wide Heating Degree Days                                      6,491    6,123
                                                                    ======   ======

         The significant improvement in 1995 operating income over 1994 primarily reflects increased deliveries (gas sales and transportation) to irrigation customers, and the annualized impact of rate increases on the Rocky Mountain distribution system during the latter part of 1994. Irrigation deliveries in 1995 exceeded the previous year by 2.5 trillion Btus, as 1995 summer temperatures and rainfall approximated normal weather patterns. 1995 deliveries to customers for space-heating requirements exceeded 1994 volumes by 1.4 trillion Btus as 1995 temperatures, although milder than normal, were colder than 1994. This segment's 1995 operations and maintenance expenses include profit-sharing provisions $2.8 million higher than 1994 due to improved earnings and the impact of the merger-related cost reductions and efficiencies on 1994 operating results. Additionally, 1994 operations and maintenance expenses were reduced by $1.7 million resulting from favorable resolutions of certain regulatory and environmental matters. Excluding these items, and despite increased systems throughput, 1995 operations and maintenance expenses were relatively flat with 1994 as the Company implemented cost reduction initiatives to further enhance its competitive position.

INTERSTATE TRANSPORTATION AND STORAGE SERVICES                       1995     1994
                                                                     ----     ----
Operating Revenues -
  Transportation and Storage                                        $ 58.6   $ 56.7
  Natural Gas Liquids and Other                                        5.9      3.9
                                                                    ------   ------
                                                                      64.5     60.6
                                                                    ------   ------
Operating Costs and Expenses -
  Gas Purchases                                                        6.5      1.2
  Operations and Maintenance                                          29.8     31.0
  Depreciation, Depletion and Amortization                             7.4      8.4
  Taxes, Other Than Income Taxes                                       3.1      3.7
                                                                    ------   ------
                                                                      46.8     44.3
                                                                    ------   ------
Operating Income                                                    $ 17.7   $ 16.3
                                                                    ======   ======
Systems Throughput (Trillion Btus)                                   155.6    134.7
                                                                    ======   ======
Natural Gas Liquids (Millions of Gallons)                             16.9     12.9
                                                                    ======   ======

         Operating results for 1995 were positively impacted by higher rates due to the late 1994 FERC rate case settlement which provided for an $8.7 million annual increase in revenues. However, this positive was partially offset by lower 1995 customer nominations for firm storage service and reduced rates, effective June 1, 1995, accompanying the transfer of three storage fields to a nonjurisdictional subsidiary. The increase in 1995 gas purchases costs results from increased NGLs recoveries and the resolution of pre-Order 636 exchange imbalances.

CONDENSED RETAIL NATURAL GAS SERVICES AND
INTERSTATE TRANSPORTATION AND STORAGE SERVICES                                         1994            1993
                                                                                       ----            ----
Operating Revenues                                                                    $243.8          $315.5
Operating Costs and Expenses                                                           205.0           267.6
                                                                                      ------          ------
Operating Income                                                                      $ 38.8          $ 47.9
                                                                                      ======          ======

Systems Throughput (Trillion Btus)                                                     152.7           155.6
                                                                                      ======          ======
Natural Gas Liquids (Millions of Gallons)                                               12.9            81.3
                                                                                      ======          ======
System-Wide Heating Degree Days                                                        6,123           7,054
                                                                                      ======          ======

         Implementation of Order 636, effective October 1, 1993, and the January 1, 1994 transfer of the interstate pipeline's principal gas processing plant and substantially all of its gathering facilities to the gathering, processing and marketing services segment, has resulted in significant reductions in this combined business segment's operating revenues, costs and expenses. As a result of Order 636, merchant services to wholesale customers subsequent to September 30, 1993 were converted to transportation and storage services. The decline in this combined segment's 1994 operating income and NGLs sales gallons results from the January 1, 1994 property transfer to the gathering, processing and marketing services segment.

GATHERING, PROCESSING AND MARKETING SERVICES                          1995             1994            1993
                                                                      ----             ----            ----
Operating Revenues -
  Gas Sales                                                          $706.3           $720.3          $638.5
  Transportation and Gathering                                         46.7             45.2            32.3
  Natural Gas Liquids and Other                                       138.8            120.5            89.4
                                                                     ------           ------          ------
                                                                      891.8            886.0           760.2
                                                                     ------           ------          ------
Operating Costs and Expenses -
  Gas Purchases                                                       692.0            726.6           636.7
  Operations and Maintenance                                          100.1             88.3            67.6
  Depreciation, Depletion and Amortization                             25.3             25.8            20.0
  Taxes, Other Than Income Taxes                                        9.5              6.9             4.9
                                                                     ------           ------          ------
                                                                      826.9            847.6           729.2
                                                                     ------           ------          ------
Operating Income                                                     $ 64.9           $ 38.4          $ 31.0
                                                                     ======           ======          ======

Systems Throughput (Trillion Btus) -
  Gas Sales                                                           407.8            353.0           290.3
  Transportation and Gathering                                        306.0            286.8           222.3
                                                                     ------           ------          ------
                                                                      713.8            639.8           512.6
                                                                     ======           ======          ======

Natural Gas Liquids (Millions of Gallons)                             388.1            375.0           241.0
                                                                     ======           ======          ======

         The expected 1995 benefits (cost reductions, improved operational efficiencies and new business opportunities) of the 1994 merger were realized primarily by this business segment, as 1995 operating income exceeded 1994 by $26.5 million. In addition to the realized merger benefits, 1995 acquisitions of gas transmission and storage assets in February and a processing plant and gathering facilities in October contributed incremental operating income of $4.0 million. The increases in 1995 gas sales volumes over 1994, reflecting improved irrigation requirements and electric generation load, positively impacted 1995 transportation and gathering volumes. Finally, 1995 average NGLs prices were $0.02 per gallon above 1994 average prices.

         The business segment's 1994 operating results were positively impacted by the January 1, 1994 transfer of processing and gathering properties from the interstate pipeline. In addition, 1994 revenues, expenses and operating income reflect the full year contribution of the April 1993 Wattenberg gathering and transmission system and the June 1993 acquisition of Wind River gathering facilities. Operating results for 1994, compared to 1993, were adversely impacted by declining NGLs prices and lower gas sales margins due to unfavorable weather.

GAS AND OIL PRODUCTION                                               1995            1994           1993
                                                                     ----            ----           ----
Operating Revenues                                                  $10.7           $14.1          $8.5
Operating Costs and Expenses                                         10.9            11.2           7.2
                                                                    -----           -----          ----
Operating Income (Loss)                                             $(0.2)          $ 2.9          $1.3
                                                                    =====           =====          ====
Gas and Oil Production (Equivalent Bcf)                               5.6             6.6           3.7
                                                                    =====           =====          ====

         Operating results for 1995 were adversely impacted by low natural gas prices and shut-in production. 1994 results included production from gas and oil reserves acquired in February 1994; in October 1994, the Company sold a 50 percent interest in these properties.

         In January 1996, Tom Brown, Inc. acquired the Company's gas and oil subsidiary. In exchange for the stock of the gas and oil subsidiary, K N received 0.9 million shares of Tom Brown common stock and 1.0 million shares of 7% convertible preferred stock.

OTHER INCOME AND (DEDUCTIONS)                                        1995            1994           1993
                                                                     ----            ----           ----
Interest Expense                                                    $(34.2)         $(31.6)        $(30.5)
Minority Interests and Other, Net                                      2.0             2.2           (0.2)
                                                                    ------          ------         ------
                                                                    $(32.2)         $(29.4)        $(30.7)
                                                                    ======          ======         ======

         Increases in interest expense primarily resulted from the issuance of long-term debt in 1994 and 1993 to fund capital expenditures and acquisitions. The impact of these financings was partially mitigated by the 1993 refunding of $35 million of higher coupon debt. "Minority Interests and Other, Net" in 1994 included a $1.5 million gain from the sale of a Texas gathering system.

INCOME TAXES                                                          1995             1994          1993
                                                                      ----             ----          ----
Provisions                                                           $29.0            $ 9.5         $18.6
                                                                     =====            =====         =====
Effective Tax Rate                                                    35.6%            38.3%         37.6%
                                                                     =====            =====         =====

         The 1995 effective tax rate reflects tax credits on production from gas wells qualifying for non-conventional fuel credit under Section 29 of the Internal Revenue Code, and lower state income taxes provisions resulting from changes in apportionment factors. The 1994 effective tax rate reflects the non-deductibility of certain merger costs.

LIQUIDITY AND CAPITAL RESOURCES

         During 1995, the primary sources of cash were generated from operations, short-term borrowings and the issuance of common stock for dividend reinvestment and employee benefit plans. Non-operating cash outflows primarily included capital expenditures and acquisitions, redemptions of long-term debt and preferred stock, and interest and dividend payments.

CASH FLOWS FROM OPERATING ACTIVITIES

         Net cash flows from 1995 operations totaled $129.6 million, compared with $91.2 million and $67.9 million for 1994 and 1993, respectively. Net operating cash flows for 1994, excluding $41 million of proceeds from the sale of contract demand receivables and expenditures of $18.1 million related to the merger and restructuring, aggregated $68.3 million. The substantial improvement in 1995 net operating cash flows was largely attributable to the factors resulting in the 51 percent increase in earnings. Additionally, 1995 net operating cash flows benefited from enhanced receivable collection efforts, lower gas prepayments and greater sourcing of gas supplies from storage.

CAPITAL EXPENDITURES AND COMMITMENTS

         Capital expenditures, excluding acquisitions, totaled $79.4 million in 1995, compared with expenditures of $70.6 million in 1994 and $100.8 million in 1993. The significantly higher level of 1993 capital expenditures resulted from measurement facilities and systems required for implementation of Order 636 and the construction of a new corporate office.

         The 1996 capital expenditures budget totals $81 million, excluding acquisitions. In January 1996, K N entered into a letter of intent to acquire a major midwest crude oil pipeline owned by Amoco Pipeline Company. The 850-mile pipeline extends from Riverton, Wyoming, southeast through portions of Colorado, Nebraska and Kansas, terminating south of Kansas City, Missouri. K N plans to convert the pipeline for transmission of natural gas from supply-rich Wyoming to midwest markets. Conversion of the pipeline requires approval from the FERC. Total cost of this project, including the acquisition price and conversion to natural gas services is expected to be less than $150 million. The pipeline is expected to be in service in early 1997.

         In 1996, K N and El Paso Natural Gas Company expect to construct the southernmost 22 miles of the TransColorado pipeline to connect with existing gathering systems in southern Colorado. Total costs of this phase of the project are estimated at $30 million with K N's share of 1996 capital spending totaling $15 million.

         The Company does not believe it has a material exposure related to take-or-pay matters. Generally, all amounts paid by the Company for take-or-pay are either fully recoupable under the terms of the gas purchase contracts, or are recoverable from offsetting gas purchase obligations under certain contractual arrangements. Take-or-pay obligations, including payments of above-market prices incurred with respect to the Company's retail distribution operations, are recoverable through purchased gas adjustment clauses in existing tariffs. At December 31, 1995, the cumulative amount of take-or-pay payments was $7.8 million.

CAPITAL RESOURCES

         The Company has credit agreements with 10 banks to either borrow or use as commercial paper support up to $225 million. Additionally, $125 million of debt securities are issuable under K N's 1993 shelf registration statement filed with the Securities and Exchange Commission. Short-term borrowings were $88.0 million and $60.0 million at year-end 1995 and 1994, respectively. At December 31, 1995, the Company had $434 million of equity capital and a long-term debt to capitalization ratio of 42 percent.

         In September 1995, Standard & Poor's ("S & P") affirmed its "A" rating of K N's senior unsecured debt and preferred stock and its commercial paper rating of "A-1". However, to reflect its perception of a more competitive environment for the Company and the industry, S & P revised its ratings outlook for K N from stable to negative.

         Excluding the cash requirements associated with the acquisition and conversion costs of the crude oil pipeline and the 1996 phase of the TransColorado pipeline project discussed previously, the Company expects that 1996 cash requirements for debt service, preferred stock redemptions, dividends and capital expenditures will be provided, primarily, by internal cash flows.
K N is currently evaluating financing alternatives, which may include a combination of long-term debt and equity, to fund the acquisition and conversion of the crude oil pipeline and the TransColorado project.

REGULATION

         Approximately 45 percent of the Company's assets, operating revenues and income are subject to regulation at either the federal, state or local level. In all of these regulatory jurisdictions, rates are currently determined using cost-based regulations. The Company does not expect a significant change in the manner in which rates are set by regulators. Thus far, the primary impact of competition on the Company's regulated businesses has resulted in conversion of services from the "bundled" merchant and transportation function to transportation services only. The cost of gas component in the bundled service rate recovers only the actual gas costs incurred. The Company anticipates the conversion to transportation service will continue and become more prevalent at the retail level. In September 1995, K N filed an application with the Wyoming Public Service Commission to permit K N to open its system in nine communities to competition from alternative gas suppliers. This program is expected to go into effect in the spring of 1996.

RISK MANAGEMENT

         To minimize the risk of price changes in the natural gas, crude oil and NGLs markets, and interest rate fluctuations, the Company uses certain financial instruments for hedging purposes only. These instruments include energy products traded on the New York Mercantile Exchange, the Kansas City Board of Trade and over-the-counter markets, including crude oil and natural gas futures and options contracts, fixed price and basis swaps, and interest rate swaps and caps.

         Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is not to engage in speculative trading. The activities of the risk management group are monitored by the Company's Risk Management Committee which is charged with the review and enforcement of the Board of Directors' risk management guidelines. The Risk Management Committee reviews the pricing and hedging of all commodity transactions, the types of hedging instruments used, contract limits and approval levels. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expenses in the periods the underlying physical transactions occur.

OUTLOOK/FORWARD-LOOKING INFORMATION

GENERAL

         The Company's vision is to be a world-class provider of integrated energy services and solutions. The 1994 merger with AOG better positions K N to be a major player in the natural gas industry by providing the Company with critical mass and access to new markets. During 1995, K N realized considerable benefit from the integration of assets and reduction in expenses. K N expects additional economic benefits from additional consolidation and infrastructure reductions initiated during 1995. By year-end 1995, the Company had reduced its workforce by approximately 25 percent; annual savings of approximately $8 million are expected in 1996.

         During 1996, the Company's strategy will be directed at:

o        Providing customers with choice and superior services;

o Improving systems utilization and optimizing existing assets while achieving growth via internal opportunities and prudent acquisitions;

o Forming alliances that create new opportunities or enhance existing operations; and

o Focusing on new projects that strengthen K N's competitive position within its traditional Rocky Mountain and Mid-Continent regions.

         In regulatory proceedings similar to the proceedings under Order 636 which unbundled natural gas services, the FERC has determined the need to unbundle the electric industry, and bring competition to electric rates under a proposed rulemaking. During 1995, the Company began the development of a power marketing business to take advantage of the opportunities to offer both gas and electric energy services to customers. K N is following the progress of the FERC's proposed rulemaking in order to properly position its power marketing business to be successful in the unregulated electric environment. Another regulatory matter affecting the electric industry, retail wheeling, is being closely monitored by the Company. Retail wheeling would bring competition to the distribution of electric services, eliminating the monopoly power of electric utilities in their service territories.

         Throughout the United States, the recent FERC actions are leading to an opening of a more competitive environment for all gas services. K N is looking to be a leader in providing customers a choice in services. In that regard, K N filed an application with the Wyoming Public Service Commission in September 1995 to allow 10,000 residential and commercial customers to choose their energy provider from a qualified list of suppliers. K N will continue to provide all other utility services and will manage the gas supplies for customers in the program. In addition, K N is asking that Wyoming markets not currently served by K N be allowed competitive choice. The innovative program is one of the first in the nation that proposes to allow essentially all customers the opportunity to exercise energy choice for natural gas.

LITIGATION AND ENVIRONMENTAL

         As discussed in Note 5 of Notes to Consolidated Financial Statements, in 1994, the Company was sued in Dallas County, Texas, by Westerman, et al., for breach of contractual and fiduciary duties, including take-or-pay claims, covering properties in Colorado. In a separate lawsuit filed in federal court in Colorado, the Company sued the plaintiffs and others asserting that contractual provisions require payment of refunds for gas purchased at above-market prices and, prospectively, for a reduction in gas prices paid
under the contracts to market levels.   The actual damages claimed by
Westerman, et al., totaled $1.5 million and the punitive damages claimed totaled $156 million. During 1995, the Company reached settlement with parties representing approximately two-thirds of the gas ownership interests held by the producers. This settlement resolves all disputes between these parties, including the lawsuit filed by the Company in Colorado. Although substantial claims remain, the Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse impact on the Company's results of operations or financial position.

         As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company has reported certain environmental liabilities assumed as a result of the July 13, 1994 merger. Included in these liabilities were certain environmental matters related to the Company's acquisition of various assets from the Cabot Corporation in 1989. While the Cabot Corporation agreed to indemnify the Company against certain of these liabilities, the Company may be responsible for certain costs associated with remediation in the future. The Company is presently unable to determine what, if any, dollar amount is associated with this contingency. However, any potential exposure is not expected to have a material adverse impact on the Company's results of operations or financial position. The Company expects to resolve this matter in 1996.

         The Company's overall potential environmental cost exposure for 1996 is estimated to be approximately $2.5 million. A substantial part of the Company's 1996 environmental costs are either recoverable through insurance and indemnification provisions, or have been previously expensed as part of ongoing business.

         Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on the Company's pending litigation and environmental matters. Company management believes it has established adequate reserves such that resolution of pending litigation and environmental matters will not have a material adverse impact on the Company's financial position or results of operations.

SIGNIFICANT OPERATING VARIABLES

         Fluctuations in natural gas prices have relatively little impact on the Company's earnings. To the extent that the Company retains its merchant role in the retail natural gas services segment, the actual cost of gas is recovered from customers. In the nonregulated gas sales arena, the majority of the sales contracts are either supported by fixed-cost supplies or tied to indices where the margin is, in effect, locked-in. Additionally, where price fluctuation exposure exists with respect to sales contracts or NGLs feedstock, this risk is mitigated by hedging instruments.

         As part of the processing business, NGLs are extracted from the raw natural gas stream and sold. During 1995, NGLs prices recovered from significant declines experienced in late 1993 and the first half of 1994. The Company expects no material price changes during 1996. However, a one cent change in average NGLs prices impacts the Company's pre-tax operating income by approximately $2.2 million.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To K N Energy, Inc.:

         We have audited the accompanying consolidated balance sheets of K N Energy, Inc. (a Kansas corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K N Energy, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As explained in Note 11 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits effective January 1, 1994.

                                                         /s/ Arthur Andersen LLP

Denver, Colorado
February 14, 1996

CONSOLIDATED STATEMENTS OF INCOME
K N ENERGY, INC. AND SUBSIDIARIES

                                                             YEARS ENDED DECEMBER 31
                                                             -----------------------
                                                     1995             1994             1993
                                                     ----             ----             ----
                                                    (In Thousands Except Per Share Amounts)
OPERATING REVENUES:

Retail Natural Gas Services                      $  217,762       $  212,218       $  204,999
Interstate Transportation and Storage Services       22,335           21,044           99,838
Gathering, Processing and Marketing Services        855,855          838,474          730,895
Gas and Oil Production                                7,437           11,328            5,321
                                                 ----------       ----------       ----------
Total Operating Revenues                          1,103,389        1,083,064        1,041,053
                                                 ----------       ----------       ----------


OPERATING COSTS AND EXPENSES:

Gas Purchases                                       732,072          762,358          730,984
Operations and Maintenance                          187,867          173,283          169,525
Depreciation, Depletion and Amortization             49,891           50,278           44,644
Taxes, Other Than Income Taxes                       19,835           17,025           15,696
Merger and Restructuring Costs                            -           25,945                -
                                                 ----------       ----------       ----------
Total Operating Costs and Expenses                  989,665        1,028,889          960,849
                                                 ----------       ----------       ----------


OPERATING INCOME                                    113,724           54,175           80,204
                                                 ----------       ----------       ----------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense                                    (34,211)         (31,605)         (30,513)
Minority Interests                                     (905)            (659)             292
Other, Net                                            2,964            2,910             (515)
                                                 ----------       ----------       ----------

Total Other Income and (Deductions)                 (32,152)         (29,354)         (30,736)
                                                 ----------       ----------       ----------


INCOME BEFORE INCOME TAXES                           81,572           24,821           49,468
Income Taxes                                         29,050            9,500           18,599
                                                 ----------       ----------       ----------

NET INCOME                                           52,522           15,321           30,869
Less - Preferred Stock Dividends                        492              630              853
                                                 ----------       ----------       ----------
EARNINGS AVAILABLE FOR
    COMMON STOCK                                 $   52,030       $   14,691       $   30,016
                                                 ==========       ==========       ==========

EARNINGS PER COMMON SHARE                        $     1.83       $     0.52       $     1.09
                                                 ==========       ==========       ==========



The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                                      DECEMBER 31
                                                                                      -----------
                                                                            1995                      1994
                                                                            ----                      ----
                                                                                    (In Thousands)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                               $   22,571                $   20,613
Accounts Receivable                                                        214,963                   151,834
Material and Supplies, at Average Cost                                      10,515                    12,687
Gas in Underground Storage                                                   9,762                    31,695
Prepaid Gas                                                                  7,800                    12,456
Other Prepaid Expenses                                                      13,536                    12,976
Gas Imbalances and Other                                                    23,880                    37,053
                                                                        ----------                ----------
                                                                           303,027                   279,314
                                                                        ----------                ----------
INVESTMENT IN GAS AND OIL PROPERTIES, NET (NOTE 3(A))                       36,451                         -
                                                                        ----------                ----------
INVESTMENTS                                                                 15,784                     9,186
                                                                        ----------                ----------
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 6)                                862,975                   850,649
                                                                        ----------                ----------
DEFERRED CHARGES AND OTHER ASSETS                                           39,220                    33,235
                                                                        ----------                ----------
                                                                        $1,257,457                $1,172,384
                                                                        ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                                    $   28,197                $   30,384
Notes Payable                                                               88,000                    60,000
Accounts Payable                                                           157,340                   108,755
Accrued Taxes                                                                5,423                     6,197
Gas Imbalances and Other                                                    50,878                    50,434
                                                                        ----------                ----------
                                                                           329,838                   255,770
                                                                        ----------                ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes                                                      112,267                    96,054
Deferred Revenues (Note 1(I))                                               20,823                    42,090
Other                                                                       30,356                    28,194
                                                                        ----------                ----------
                                                                           163,446                   166,338
                                                                        ----------                ----------
LONG-TERM DEBT                                                             315,564                   334,644
                                                                        ----------                ----------
MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                14,277                    13,231
                                                                        ----------                ----------
COMMITMENTS AND CONTINGENT LIABILITIES
   (NOTES 1, 5 AND 14)
PREFERRED STOCK SUBJECT TO MANDATORY
   REDEMPTION                                                                  572                     1,715
                                                                        ----------                ----------
STOCKHOLDERS' EQUITY:
Preferred Stock                                                              7,000                     7,000
                                                                        ----------                ----------
Common Stock:
   Authorized - 50,000,000 Shares, Par Value $5 Per Share
   Outstanding - 28,097,749 and 27,617,531 Shares, Respectively            140,489                   138,088
Additional Paid-in Capital                                                 176,910                   170,932
Retained Earnings                                                          109,895                    86,032
Deferred Compensation                                                         (222)                     (378)
Treasury Stock, at Cost (10,739 and 44,417 Shares, Respectively)              (312)                     (988)
                                                                        ----------                ----------
Total Common Stockholders' Equity                                          426,760                   393,686
                                                                        ----------                ----------
Total Stockholders' Equity                                                 433,760                   400,686
                                                                        ----------                ----------
                                                                        $1,257,457                $1,172,384
                                                                        ==========                ==========



The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
K N ENERGY, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            COMMON STOCK           TREASURY STOCK          ADDITIONAL    DEFERRED
                                            ------------           --------------            PAID-IN      COMPEN-      RETAINED
                                        SHARES        AMOUNT    SHARES        AMOUNT         CAPITAL      SATION       EARNINGS
                                        ------        ------    ------        ------         -------      ------       --------
                                                                          (Dollars In Thousands)
BALANCE, DECEMBER 31, 1992            17,047,066     $ 85,235         -       $     -       $186,575      $     -      $ 75,928
Net Income                                                                                                               30,869
Cash Dividends -
  Common, $0.51 Per Share                                                                                               (13,757)
  Preferred                                                                                                                (853)
Common Stock Split                     8,639,721       43,199                                (43,233)
Employee Stock Options                    81,416          407                                    949
Employee Benefit Plans                    20,717          104                                    560
Dividend Reinvestment and
  Stock Purchase Plans                   171,592          858                                  4,135
Conversion of AOG 9% Cumulative
  Convertible Preferred Stock          1,141,755        5,709                                 13,601
Issuance of Common Shares as
  Executive Compensation                  94,000          470                                  1,867       (1,420)
Amortization of Deferred
  Compensation                                                                                                263
Other, Net                                 4,700           23                                    (27)
                                      ----------     --------   -------       -------        --------     -------      --------
BALANCE, DECEMBER 31, 1993            27,200,967      136,005         -             -        164,427       (1,157)       92,187
Net Income                                                                                                               15,321
Cash Dividends -
  Common, $0.76 Per Share                                                                                               (20,846)
  Preferred                                                                                                                (630)
Treasury Stock Acquired                                         (91,601)       (2,065)
Employee Stock Options                    59,492          298                                    466
Employee Benefit Plans                   136,922          685    27,805           633          2,858
Dividend Reinvestment and
  Stock Purchase Plans                   181,069          905    19,379           444          2,676
Exercise of Common Stock Warrants         19,081           95                                    111
Issuance of Common Shares as
  Executive Compensation                  20,000          100                                    394         (322)
Amortization of Deferred
  Compensation                                                                                              1,101
                                      ----------     --------   -------       -------       --------      -------      --------
BALANCE, DECEMBER 31, 1994            27,617,531      138,088   (44,417)         (988)       170,932         (378)       86,032
Net Income                                                                                                               52,522
Cash Dividends -
  Common, $1.01 Per Share                                                                                               (28,167)
  Preferred                                                                                                                (492)
Treasury Stock Acquired                                         (72,500)       (1,959)
Employee Stock Options                   354,901        1,774                                  4,006
Employee Benefit Plans                    20,738          104        80             2            394
Dividend Reinvestment and
  Stock Purchase Plans                    97,979          490   106,098         2,633          1,444
Issuance of Common Shares as
  Executive Compensation                   6,600           33                                    134
Amortization of Deferred
  Compensation                                                                                                156
                                      ----------     --------   -------       -------       --------      -------      --------
BALANCE, DECEMBER 31, 1995            28,097,749     $140,489   (10,739)      $  (312)      $176,910      $  (222)     $109,895
                                      ==========     ========   =======       =======       ========      =======      ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                              YEARS ENDED DECEMBER 31
                                                                              -----------------------
                                                                 1995                  1994                   1993
                                                                 ----                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $ 52,522             $ 15,321               $ 30,869
Adjustments to Reconcile Net Income to
    Net Cash From Operating Activities:
    Depreciation, Depletion and Amortization                      49,891               50,278                 44,644
    Deferred Income Taxes                                         15,975                7,302                  9,748
    Deferred Purchased Gas Costs                                  (1,458)               1,601                (11,925)
    Provision for Losses on Accounts Receivable                      949                  627                  1,197
    Gain on Sale of Facilities                                         -               (1,458)                  (902)
    Asset Write-off Associated with Merger                             -                2,500                      -
    Write-down of Investment in WellTech, Inc.                         -                    -                  4,513
    Changes in Other Working Capital Items                        23,069               16,523                (25,287)
    Changes in Deferred Revenues                                 (21,267)              (1,602)                 4,960
    Other, Net                                                     9,899                  120                 10,126
                                                                --------              -------               --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                         129,580               91,212                 67,943
                                                                --------              -------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                             (79,418)             (70,596)              (100,780)
Acquisitions                                                     (31,945)             (31,231)               (47,521)
Investments                                                       (6,598)              (3,906)                  (150)
Proceeds from Sale of Facilities                                   2,706               22,305                  7,206
(Payments) Collections Under Basket Agreement                      1,491                 (306)                 1,760
Other Funds Used During Construction                                 105                   85                    516
                                                                --------              -------               --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                     (113,659)             (83,649)              (138,969)
                                                                --------              -------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net)                                             28,000               13,000                 45,000
Long-Term Debt - Issued                                                -               83,100                113,347
               - Retired                                         (21,322)             (79,078)               (81,401)
Preferred Stock Redemption                                        (1,143)              (1,643)                (2,143)
Common Stock Issued                                                8,379                8,093                  7,020
Treasury Stock - Issued                                            2,635                1,077                      -
               - Acquired                                         (1,959)              (2,065)                     -
Cash Dividends - Common                                          (28,167)             (20,846)               (13,757)
               - Preferred                                          (492)                (630)                (1,217)
Minority Interests - Contributions                                 2,906                1,163                  2,306
                   - Distributions                                (2,765)              (2,183)                (3,733)
Premium on Debt Re-acquisition and Issue Costs                       (35)              (1,291)                (3,597)
                                                                --------              -------               --------
NET CASH FLOWS FROM (USED IN) FINANCING
    ACTIVITIES                                                   (13,963)              (1,303)                61,825
                                                                --------              -------               --------
Net Increase (Decrease) in Cash and Cash Equivalents               1,958                6,260                 (9,201)
Cash and Cash Equivalents at Beginning of Year                    20,613               14,353                 23,554
                                                                --------              -------               --------
Cash and Cash Equivalents at End of Year                        $ 22,571              $20,613               $ 14,353
                                                                ========              =======               ========



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Nature of Operations

         K N Energy, Inc. ("K N") is a natural gas services company and has operations in eight states in the Rocky Mountain and Mid-Continent regions. The primary services provided include gas gathering, processing, marketing, storage, transportation and retail gas distribution services. The Company's operations are divided between regulated and nonregulated sectors.

(B)      Basis of Presentation

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

         The consolidated financial statements include the accounts of K N and its majority-owned subsidiaries (the "Company"). Investments in jointly owned gas pipeline systems in which the Company has 20 to 50 percent ownership are accounted for under the equity method. All material intercompany items and transactions have been eliminated.

(C)      Accounting for Regulatory Activities

         The Company's regulated public utilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 71, which prescribes the circumstances in which the application of generally accepted accounting principles is effected by the economic effect of regulation.

         Regulatory assets and liabilities represent probable future revenues or expenses to the Company associated with certain charges and credits which will be recovered from or refunded to customers through the ratemaking process. The following regulatory assets and liabilities are reflected in the accompanying financial statements (in thousands):

                                                                                            DECEMBER 31
                                                                                            -----------
                                                                                       1995              1994
                                                                                       ----              ----
Regulatory Assets:
    Employee Benefit Costs                                                            $   923          $   795
    Debt Refinancing Costs                                                              3,514            3,918
    Deferred Income Taxes                                                                 755            1,272
    Purchased Gas Costs                                                                15,254           10,936
    Plant Acquisition Adjustments                                                         454            1,253
    Rate Regulation and Application Costs                                               1,401            2,216
                                                                                      -------          -------
Total Regulatory Assets                                                                22,301           20,390
                                                                                      -------          -------

Regulatory Liabilities:
    Deferred Income Taxes                                                               4,621            5,212
    Purchased Gas Costs                                                                10,640            4,858
                                                                                      -------          -------
Total Regulatory Liabilities                                                           15,261           10,070
                                                                                      -------          -------

Net Regulatory Assets                                                                 $ 7,040          $10,320
                                                                                      =======          =======

         As of December 31, 1995, $20.3 million of the Company's regulated assets and $14.4 million of the Company's regulated liabilities were being recovered from or refunded to customers through rates over periods ranging from one to 18 years.

(D)      Earnings Per Share

         Primary earnings per share are computed based on the monthly weighted average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options and warrants) using the treasury stock method. The number of common shares used in computing earnings per share was 28,360,000 in 1995, 28,044,000 in 1994 and 27,424,000 in
1993.

(E)      Gas in Underground Storage

         K N's regulated retail distribution business and Northern Gas Company account for gas in underground storage using the last-in, first-out ("LIFO") method. K N Gas Supply Services, Inc., K N Marketing, Inc., and K N Natural Gas, Inc., wholly owned subsidiaries of K N, value gas in underground storage at average cost. AOG Gas Transmission Company, L.P., K N Marketing, L.P., Rocky Mountain Natural Gas Company and Westar Transmission Company, wholly owned subsidiaries of K N, use the first-in, first-out ("FIFO") method.

         The Company also maintains gas in its underground storage facilities on behalf of certain third parties. The Company receives a fee for its storage services but does not reflect the value of third party gas in the accompanying financial statements.

(F)      Prepaid Gas

         Prepaid gas represents payments made in lieu of taking delivery of (and purchasing) natural gas under the take-or-pay provisions of certain of the Company's gas purchase contracts, net of any subsequent recoupments in kind from producers. Funds paid by the Company for take-or-pay are fully recoupable from future production and are recorded as an asset (Prepaid Gas). When recoupment is made in kind in a subsequent contract year, natural gas purchase expense is recorded and the asset is reduced.

(G)      Property, Plant and Equipment

         Property, plant and equipment is stated at cost which, for constructed plant, includes indirect costs such as payroll taxes, fringe benefits, and administrative and general costs. Expenditures which increase capacities or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

         The cost of depreciable utility property, plant and equipment retired, plus the cost of removal less salvage, is deducted from accumulated depreciation with no effect on current period earnings. Gains or losses are recognized upon retirement of nonutility property, plant and equipment.

(H)      Depreciation, Depletion and Amortization

         Depreciation is computed based on the straight-line method over the estimated useful life for most property, plant and equipment.

(I)      Deferred Revenues

         In conjunction with the Federal Energy Regulatory Commission ("FERC") Order No. 636 ("Order 636") restructuring activities, the Company negotiated new gas sales agreements with its former wholesale customers. As a result, the Company is now responsible for performance under, or to otherwise dispose of, certain pre-Order 636 gas purchase contracts. These gas sales agreements provide for such customers to pay fixed demand charges over the agreement term, and to purchase gas from a subsidiary of the Company at negotiated commodity rates. The demand portion of the gas sales agreements was recorded as deferred revenues in 1993. Commodity charges are recorded as deferred revenues as gas is delivered under these agreements. Gas purchase, gathering, transportation and contract administration costs are recorded as a reduction to the related revenues. In addition, margins on sales of excess gas supplies under the previously described contracts to affiliates at market clearing or contracted rates are recorded in deferred revenues. Subsequent margins earned on these sales by the affiliates are recognized as income when the gas is delivered. Company management believes that the revenues being collected and deferred under these agreements will be sufficient to offset future costs associated with the gas purchase contracts, and will not have a material adverse effect on the Company's financial position or results of operations.

         In January 1994, contract demand receivables with a face amount of $41 million were sold to a financial institution. No gain or loss was recorded on the sale.

(J)      Reclassification of Prior Year Amounts

         Certain prior year amounts have been reclassified to conform with the 1995 presentation.

(K)      Cash Flow Information

         The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Changes in Other Working Capital Items Summary and Supplemental Disclosures of Cash Flow Information are as follows (in thousands):

                                                                       1995             1994             1993
                                                                       ----             ----             ----
CHANGES IN OTHER WORKING CAPITAL
    ITEMS SUMMARY (NET OF ACQUISITION EFFECTS)
Accounts Receivable                                                  $(67,364)        $ 24,685         $(35,314)
Contract Demand Receivables                                                 -           38,732                -
Material and Supplies                                                   2,172           (1,083)          (1,042)
Gas in Underground Storage                                             21,722          (10,842)          (4,292)
Accounts Payable, Accrued Taxes and
    Other Current Liabilities                                          49,558          (18,640)          22,460
Other Current Assets                                                   16,981          (16,329)          (7,099)
                                                                     --------         --------         --------
                                                                     $ 23,069         $ 16,523         $(25,287)
                                                                     ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest (Net of Amount Capitalized)                                 $ 34,503         $ 28,721         $ 30,383
                                                                     ========         ========         ========
Income Taxes                                                         $  9,774         $ 12,763         $  7,386
                                                                     ========         ========         ========


2.       AOG MERGER

         On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, American Oil & Gas Corporation ("AOG") was merged into the Company. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares. The merger was accounted for as a pooling of interests. The Company recorded merger and restructuring costs totaling $25.9 million in the third quarter of 1994 relating to the merger and the formal restructuring plan of the Company's retail distribution operations. The restructuring plan was completed during 1995. Total cash expenditures related to these charges were $23.4 million.

3.       MERGER AND ACQUISITIONS

(A)      Gas and Oil Properties

         On January 31, 1996, K N and Tom Brown, Inc. ("TBI") closed a transaction pursuant to which the parties merged a newly formed subsidiary corporation of TBI with and into K N Production Company ("KNPC"), a wholly owned subsidiary of K N and pursuant to which TBI issued to K N (i) 1,000,000 shares of 7% Convertible Preferred Stock of TBI (the "Convertible Preferred Stock") and (ii) 918,367 shares of Common Stock of TBI. For the two-year period from and after the third anniversary of the issuance of the Convertible Preferred Stock, TBI may convert any or all shares of the Convertible Preferred Stock into 1.666 shares of common stock per share of Convertible Preferred Stock of TBI, if the then current market price of TBI stock is above $18.375 per common share. In conjunction with this transaction, K N and TBI formed a limited liability company, owned 55 percent by K N and 45 percent by TBI which will perform certain gathering, processing, field, marketing and storage services in the Mid-Continent region of the United States.

         As a result of this transaction, K N transferred its stock in KNPC to TBI in exchange for the Convertible Preferred Stock and Common Stock of TBI. The transaction represents a non-monetary exchange (valued at approximately $36.3 million) of oil and gas assets for accounting purposes. The common shares will be considered available for sale securities and, as a result, unrealized holding gains and losses will be included as a component of stockholders' equity.

(B)      Transmission and Storage Systems

         On February 16, 1995, the Company acquired additional natural gas transmission pipeline and storage assets in Texas. The assets include two West Texas pipeline systems, comprised of 347 miles of pipeline and related facilities, which are connected to K N's core pipeline system. In addition, surface facilities, lease rights and approximately 10.3 Bcf of natural gas in storage in a leased, Gulf Coast storage field were acquired. K N also acquired the remaining 50 percent interest it did not previously own in a 90-mile joint venture pipeline near Midland, Texas. The total price was $79 million. The Company utilized an operating lease and short-term debt financing arrangements to fund the acquisition.

(C)      Gathering and Transmission System

         On April 1, 1993, the Company completed the $48 million acquisition of the Wattenberg natural gas gathering and transmission system, located in northeastern Colorado. The system has both regulated and nonregulated components. The regulated transmission segment, approximately $18 million of the acquisition, was financed with corporate funds, and the balance of the system was financed through an operating lease.

4.       REGULATORY MATTERS

(A)      Restructuring and Reorganization

         On April 8, 1992, the FERC issued Order 636 which requires a fundamental restructuring of interstate natural gas pipelines. K N implemented Order 636 restructured services on October 1, 1993.

         K N requested FERC approval, as a result of Order 636, to transfer all of its interstate transmission and storage facilities to K N Interstate Gas Transmission Co. ("KNI"), a wholly owned jurisdictional subsidiary of K N, and substantially all of its gathering and processing facilities to K N Gas Gathering, Inc. ("KNGG"), a nonjurisdictional wholly owned subsidiary of K N. The FERC approved the transfer of K N's interstate gas transmission and storage facilities to KNI effective October 1, 1993. The FERC authorized the transfer of certain additional gathering and processing facilities from KNI to KNGG effective January 1, 1994. KNI's only remaining gathering system was transferred to KNGG in early 1995. AOG's assets and facilities were not a part of this reorganization.

         In January 1995, as a result of an agreement reached with its customers, the Company filed an application with the FERC to transfer three storage fields, including approximately 45 Bcf of cushion gas held by KNI, to a newly created affiliate, K N Natural Gas, Inc. ("KNNG"). On May 2, 1995, the FERC issued an order approving the storage reorganization filing. With the approval of this transfer, KNI owns only the Huntsman,

Nebraska storage facilities, which will remain as jurisdictional facilities and continue to provide storage services. Jurisdictional rates were restated to reflect this transfer. KNNG began marketing its gas at market rates from the three storage facilities which were transferred, effective June 1, 1995.

(B)      Rate Matters

         KNI made a rate filing with the FERC in December 1993 which became effective July 1, 1994, subject to refund. The Stipulation and Agreement approved by the FERC in January 1995 provides for an $8.7 million annual increase in revenues. Revenues collected above the settlement rates were refunded to customers in early 1995.

         K N's retail natural gas services business segment received rate increases from a number of jurisdictions during 1994 and 1993, as summarized below:

          ENTITY REQUESTING                                      APPROVED ANNUALIZED              EFFECTIVE DATE
             INCREASE               JURISDICTION                  REVENUE INCREASE                 OF NEW RATES
             --------               ------------                  ----------------                 ------------
                                                                    (In Millions)
              RMNGD*                  Colorado                           $1.5                         4-2-94
              RMNGD*                  Colorado                            0.5                         9-1-94
               K N                     Kansas                             2.4                        10-1-93
               K N              All Nebraska Communities                  1.4                         5-2-93
               K N                    Wyoming                             1.1                         5-1-93

         *Rocky Mountain Natural Gas Division of K N

         Additionally, in connection with a 1990 Nebraska rate case, $1.6 million of previously deferred revenues were recorded as revenue in 1993.

(C)      Other

         In December 1994, KNI sought authority from the FERC to install $14.9 million of pipeline and compressor facilities in the vicinity of Casper, Wyoming which would increase KNI's mainline capacity by 47.5 MMBtus per day. By an order dated January 18, 1996, the FERC granted the requested authority. The facilities are expected to be in service by November 1996.

         K N filed an application with the Wyoming Public Service Commission in September 1995 to allow 10,000 residential and commercial customers to choose their energy provider from a qualified list of suppliers. K N will continue to provide all other utility services and will manage the gas supplies for customers in the program.

5.       LEGAL MATTERS

         The Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision") in 1989. A majority of the Company's groundwater, soil and free phase petroleum cleanup occurred between 1990 and 1995. The total remaining estimated cost is not expected to exceed $150,000.

         In 1994, a mercury sampling program was initiated on the Company's systems in central and western portions of Kansas. The Company is working with the Kansas Department of Health and Environment pursuant to a five-year assessment program, and no active remediation will occur until completion of that assessment program. The costs are not expected to have any material adverse impact on the Company's financial position or results of operations. The cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         The Company performed environmental audits in Colorado, Kansas and Nebraska which revealed that certain grease and lubricating oils used at various pipeline and facilities locations contained polychlorinated biphenyls ("PCBs"). The Company is working with the appropriate regulatory agencies to manage the cleanup and remediation of the pipelines and facilities.

         The Company filed suit against Rockwell International Corporation, manufacturer of the PCB-containing grease used in certain of the Company's pipelines and facilities, and two other related defendants for expenses and
losses incurred by the Company for cleanup or mitigation.   The Company settled
with Rockwell in March 1994.

         At PCB sites with approved workplans, the Company estimates that the future cost of remediation, which will occur over a period of years, will be approximately $1.3 million, a substantial portion of which is recoverable under the Rockwell settlement. Approximately $1.2 million for PCB remediation has been expended as of December 31, 1995. The total potential remediation and cleanup costs at currently identified locations is not expected to have any material adverse impact on the Company's financial position or results of operations. The cleanup programs are not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         Pursuant to certain acquisition agreements in 1989 and 1992, The Maple Gas Corporation and Cabot Corporation ("Cabot"), the Company's largest stockholder, indemnified the Company for certain environmental liabilities. Issues have arisen concerning Cabot's indemnification obligations; however, in conjunction with the AOG merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters, which will expire in June 1996. The Company believes it will be able to reach agreement with Cabot, and is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

         The Company acquired a 32 MMBtu per day cryogenic NGLs processing plant and approximately 900 miles of gathering pipeline located in the Texas Panhandle from Parker & Parsley Gas Processing Co. and its affiliates in October 1995. In connection with that acquisition, and for a reduction in the purchase price, which included the estimated costs of remediation of $3.9 million, the Company agreed to accept all responsibility and liability for environmental matters associated with such properties. After consideration of reserves established, such costs are not expected to have a material adverse impact on the Company's financial position or results of operations. The cleanup program, which will occur over a number of years, is not expected to interrupt or diminish the Company's operational ability to gather, process or transport natual gas.

         On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as KNPC and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. No specific monetary damages have been claimed, although Grynberg has requested that any actual damages awarded be trebled. In addition, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from the Company's natural gas gathering and transportation system in northwest Colorado. In an unrelated transaction, K N's exploration, production and development properties owned by KNPC were transferred to a third party in January 1996. The Company has indemnified the third party for any potential claims by Grynberg related to this litigation.
On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff. This case is still pending.

         On December 8, 1994, K N and its wholly owned subsidiary K N Gas Supply Services, Inc. ("KNGSS") were sued by gas producers in northeastern Colorado in District Court, Dallas County, Texas under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado. The producers asserted take-or-pay claims for contract years 1993 and 1994 in the amount of $1,157,000 plus interest, as well as actual and punitive damages in the amount of $156,000,000 for breaches of contractual and fiduciary duties arising out of a January 1977 Farmout Agreement between the producers and K N.

         On December 21, 1994, the lawsuit was removed from Texas state court to the United States District Court for the Northern District of Texas (Dallas). On January 12, 1995, K N and KNGSS filed a motion to dismiss for lack of personal jurisdiction, or, if jurisdiction is found to exist, a motion to transfer the cause of action to federal court in Colorado. On June 29, 1995, the United States District Court for the Northern District of Texas, Dallas Division, ruled that it has jurisdiction over K N and that venue is proper in that court. The court has not yet ruled on whether it has jurisdiction over KNGSS. Additional litigation was initiated on January 31, 1995, by KNGSS against the plaintiffs and others in federal court in Colorado. In this lawsuit, KNGSS asserts that contractual provisions require payment of refunds for gas purchased at above-market prices and, prospectively, for a reduction in gas prices paid under the contracts to market levels. On October 30, 1995, K N and KNGSS reached settlement with parties representing approximately two-thirds of the gas ownership interests held by the producers. This settlement resolves all disputes between these parties, including the lawsuit filed by K N and KNGSS in federal court in Colorado. The Company believes that this settlement will have no material adverse effect on the Company's financial position or results of operations. Settlement negotiations with the parties representing the remaining one-third ownership interest under the disputed gas purchase contracts are continuing. The Company believes it has a meritorious position in these matters, and does not expect these lawsuits to have a material adverse effect on the Company's financial position or results of operations.

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

6.       PROPERTY, PLANT AND EQUIPMENT

         Investment in property, plant and equipment, at cost, and accumulated depreciation, depletion and amortization ("Accumulated DD&A"), detailed by business segment, are as follows (in thousands):

                                                                            DECEMBER 31, 1995
                                                                            -----------------
                                                            PROPERTY, PLANT   ACCUMULATED
                                                            AND EQUIPMENT         DD&A               NET
                                                            ---------------   -----------         --------
Retail Natural Gas Services                                 $  373,347          $134,844          $238,503
Interstate Transportation and Storage Services                 315,686           149,267           166,419
Gathering, Processing and Marketing Services                   663,754           205,701           458,053
                                                            ----------          --------          --------
                                                            $1,352,787          $489,812          $862,975
                                                            ==========          ========          ========

                                                                            DECEMBER 31, 1994
                                                                            -----------------
                                                            PROPERTY, PLANT   ACCUMULATED
                                                            AND EQUIPMENT         DD&A               NET
                                                            ---------------   -----------         --------
Retail Natural Gas Services                                 $  358,337          $133,781          $224,556
Interstate Transportation and Storage Services                 371,253           159,591           211,662
Gathering, Processing and Marketing Services                   533,226           154,391           378,835
Gas and Oil Production                                          49,578            13,982            35,596
                                                            ----------          --------          --------
                                                            $1,312,394          $461,745          $850,649
                                                            ==========          ========          ========


7.       INCOME TAXES

         Deferred income tax assets and liabilities are recognized based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit that is not expected to be realized.

         Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

                                                                  1995             1994           1993
                                                                  ----             ----           ----
Taxes Currently Payable:
    Federal                                                     $11,069          $ 5,992        $ 6,272
    State                                                         2,006           (3,794)         2,579
                                                                -------          -------        -------
    Total                                                        13,075            2,198          8,851
                                                                -------          -------        -------
Taxes Deferred:
    Federal                                                      15,672            4,081          9,920
    State                                                           303            3,221           (172)
                                                                -------          -------        -------
    Total                                                        15,975            7,302          9,748
                                                                -------          -------        -------
Total Tax Provision                                             $29,050          $ 9,500        $18,599
                                                                =======          =======        =======
Effective Tax Rate                                                 35.6%            38.3%          37.6%
                                                                =======          =======        =======

         The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                                   1995             1994              1993
                                                                   ----             ----              ----
Federal Income Tax Rate                                            35.0%            35.0%             35.0%
Increase (Decrease) as a Result of -
    State Income Tax, Net of Federal Benefit                        1.8%            (1.5%)             3.1%
    Nonconventional Fuels Credit                                   (1.0%)           (3.0%)            (2.0%)
    Nondeductible Merger Costs                                        -              7.8%                -
    Other                                                          (0.2%)              -               1.5%
                                                                   ----             ----              ----
Effective Tax Rate                                                 35.6%            38.3%             37.6%
                                                                   ====             ====              ====

         The Company has recorded deferred regulatory assets of $0.8 million and $1.3 million, and deferred regulatory liabilities of $4.6 million and $5.2 million at December 31, 1995 and 1994, respectively, which are expected to result in cost-of-service adjustments. These amounts reflect the "gross of tax" presentation required under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The deferred tax assets and liabilities and deferred regulatory assets and liabilities for rate-regulated entities computed according to SFAS 109 result from the following (in thousands):

                                                                                  DECEMBER 31
                                                                                  -----------
                                                                          1995                  1994
                                                                          ----                  ----
Deferred Tax Assets:
    Unbilled Revenue                                                    $  2,113              $  2,128
    Vacation Accrual                                                       1,577                 1,556
    State Taxes                                                            4,358                 4,252
    Capitalized Overhead Adjustment                                        2,069                 1,958
    Operating Reserves                                                       772                   968
    WellTech, Inc. Investment                                              1,425                 1,436
    Deferred Revenues                                                      1,525                 4,866
    Net Operating Loss ("NOL") Carryforwards                                   -                 1,894
    Alternative Minimum Tax ("AMT") Credits                               10,011                15,410
    Other                                                                  5,327                 3,458
                                                                        --------              --------
Total Deferred Tax Assets                                                 29,177                37,926
                                                                        --------              --------
Deferred Tax Liabilities:
    Liberalized Depreciation                                             129,048               119,912
    Rate Matters                                                           4,574                 8,301
    Prepaid Pension                                                        3,988                 3,438
    Other                                                                  3,834                 2,329
                                                                        --------              --------
Total Deferred Tax Liabilities                                           141,444               133,980
                                                                        --------              --------
Net Deferred Tax Liabilities                                            $112,267              $ 96,054
                                                                        ========              ========
Deferred Accounts for Rate Regulated Entities:
    Liabilities                                                         $  4,621              $  5,212
                                                                        ========              ========
    Assets                                                              $    755              $  1,272
                                                                        ========              ========

8.       FINANCING

(A)      Notes Payable

         On December 1, 1994, K N entered into a credit agreement with eight banks to borrow for general corporate purposes, including commercial paper support, up to a total of $200 million. Borrowings are made at rates negotiated on the borrowing date and for a term of no more than 360 days.
Under the credit agreement, K N agrees to pay a facility fee based on the total commitment, at rates which vary based on the financial rating of K N's long-term debt. Facility fees paid in 1995 were $0.2 million. There were no fees paid in 1994. The credit agreement expires December 1, 1999. K N also has credit agreements with two banks to either borrow or use for commercial paper support up to a total of $25 million. Borrowings are made at rates negotiated on the borrowing date and for a term of not more than one year. Under these agreements, K N pays a commitment fee on the unused commitment. At December 31, 1995, $10 million was outstanding under these credit agreements.

         Commercial paper issued by K N represents unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1995, all commercial paper issued was redeemed within 43 days, with interest rates ranging from 5.40 percent to 6.45 percent. At December 31, 1995 and 1994, $78.0 million and $60.0 million of commercial paper, respectively, were outstanding at rates ranging from 5.90 percent to 6.15 percent and from 5.87 percent to 6.30 percent, respectively. The weighted average interest rates on short-term borrowings outstanding were 5.96 percent and 6.09 percent as of December 31, 1995 and 1994, respectively.

         Average short-term borrowings outstanding during 1995 and 1994 were $45.6 million and $42.7 million, respectively. During 1995 and 1994, the weighted average interest rates on short-term borrowings outstanding were 5.98 percent and 4.58 percent, respectively.

(B)      Long-Term Debt

                                                                                 DECEMBER 31
                                                                                 -----------
                                                                             1995           1994
                                                                             ----           ----
                                                                               (In  Thousands)
Debentures:
    6.5% Series, Due 2013                                                  $ 50,000      $ 50,000
    7.85% Series, Due 2022                                                   28,434        28,866
    8.75% Series, Due 2024                                                   75,000        75,000
Sinking Fund Debentures:
    9.95% Series, Due 2020                                                   20,000        20,000
    9.625% Series, Due 2021                                                  45,000        45,000
    8.35% Series, Due 2022                                                   35,000        35,000
Unamortized Debt Discount                                                    (1,069)       (1,124)
Senior Notes:
    7.27%, Due 1996-2002                                                     32,500        35,000
    11.846% (AOG), Due 1996-1999                                             25,446        33,928
Medium-Term Notes:
    10.03% Average Rate, Due 1996-1999                                       12,500        17,500
$25 Million Subordinated Revolving
    Credit Note (AOG) with Cabot
    Corporation, Interest at the
    London Interbank Offered Rate
    ("LIBOR") Plus 0.925%
    at December 31, 1995 and 1994,
    (6.8625% and 6.9875%,
    Respectively), Due 1996                                                  11,142        12,829
8.5% Note Payable of Red River Pipeline, L.P.,
    75%-owned by the Company, Guaranteed
    by Partners, Due 1996-1998                                                9,808        13,029
Current Maturities of Long-Term Debt                                        (28,197)      (30,384)
                                                                           --------      --------
Total Long-Term Debt                                                       $315,564      $334,644
                                                                           ========      ========

         Maturities of long-term debt for the five years ending December 31, 2000, are as follows (in thousands):

YEAR                                                                                      AMOUNT
----                                                                                      ------
1996                                                                                      $28,197
1997                                                                                       16,055
1998                                                                                       19,055
1999                                                                                       13,089
2000                                                                                        5,000

         In October 1994, K N sold publicly $75 million of 30-year, 8.75% debentures at an all-in cost to the Company of 8.91 percent. This debt was issued from the Company's $200 million shelf registration statement which the Securities and Exchange Commission declared effective in November 1993. Proceeds from this financing were used to fund capital expenditures and to reduce short-term borrowings incurred in July 1994 to retire certain debt of AOG.

         As discussed more fully in Note 10, in 1993, AOG entered into two interest-rate swap agreements and, in 1994, the Company entered into four interest rate cap agreements covering $35 million of notional principal.

         At December 31, 1995 and 1994, the carrying amount of the Company's long-term debt was $344.8 million and $366.2 million, respectively, and the estimated fair value was $383.2 million and $355.2 million, respectively. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturity.

9.       PREFERRED STOCK

                                                                                            DECEMBER 31
                                                                                            -----------
                                                                                     1995                1994
                                                                                     ----                -----
                                                                                           (In Thousands)
Authorized - Class A, 200,000 Shares;
    Class B, 2,000,000 Shares, All Without Par Value-
    Redeemable Solely at Option of Company -
        Class A, $5.00 Cumulative
          Series, 70,000 Shares                                                     $7,000              $7,000
                                                                                    ======              ======
    Subject to Mandatory Redemption at $100 Per Share -
        Class B, $8.30 Cumulative Series, 5,720 Shares
          and 17,148 Shares at December 31, 1995 and 1994, Respectively             $  572              $1,715
                                                                                    ======              ======

(A)      Class B $8.30 Preferred Stock

         The Class B $8.30 Preferred Stock is subject to mandatory redemption through a sinking fund (at $100 per share, plus accrued and unpaid dividends) of $572,000 in 1997. In each of the years 1995, 1994 and 1993, the Company redeemed 5,714 shares subject to mandatory redemption, and an additional 5,714 shares at $100 per share.

(B)      Class A $5.00 Preferred Stock

         The Class A $5.00 Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time on 30 days' notice at $105 per share plus accrued dividends. This series has no sinking fund requirements.

(C)      Rights of Preferred Shareholders

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

(D)      Fair Value

         At December 31, 1995, both the carrying amount and the estimated fair value of the Company's outstanding preferred stock subject to mandatory redemption were $0.6 million. The comparable amounts at December 31, 1994, were $1.7 million and $1.6 million, respectively. The fair value of the Company's preferred stock is estimated based on an evaluation made by an independent security analyst.

10.      RISK MANAGEMENT

         The Company uses two types of risk management instruments - energy financial instruments and interest rate swaps - which are discussed below. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

         The fair value of these risk management instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all instruments used by the Company.

(A)      Energy Financial Instruments

         The Company uses energy financial instruments to minimize its risk of price changes in the spot and fixed price natural gas, crude oil and NGLs markets. Energy risk management products include crude oil and natural gas commodity futures and options contracts, fixed price swaps and basis swaps. Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against pre-existing or anticipated physical gas and condensate sales, gas purchases, system use, and storage in order to protect profit margins, and is prohibited from engaging in speculative trading. The activities of the risk management group are monitored by the Company's Risk Management Committee which is charged with the review and enforcement of the Board of Directors' risk management guidelines. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expenses in the periods the underlying physical transactions occur. All 1995 transactions were recorded as hedges.

         As of December 31, 1995, the Company had deferred $12.7 million, representing the difference between the current market value and the original physical contracts' value, associated with its hedging activities, of which $1.2 million in gains relate to futures contracts and $13.9 million in losses relate to over-the-counter swaps and options. The deferrals will be offset by corresponding underlying physical transactions and are reflected as deferred charges in the accompanying financial statements. At December 31, 1995, the Company held notional long volumetric positions of 41.5 Bcf of gas, of which
19.7 Bcf were held in gas futures positions and 21.8 Bcf were held in over-the-counter swaps and options. Of the 41.5 Bcf notional total, associated physical transactions of 30.8 Bcf are expected to occur in 1996, 7.4 Bcf in 1997, and 3.3 Bcf in 1998 and beyond. A change of plus or minus 10 percent in the fair market prices of the above financial instruments would have the approximate effect of reducing or increasing the above deferrals by $9.0 million, which would be offset by corresponding increases or decreases in the value of the underlying physical transactions.

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

         In September 1993, AOG entered into a second three-year interest rate swap agreement covering $10 million of notional principal at a LIBOR rate, which is reset every 12 months in arrears, in exchange for a fixed rate of 5.27 percent. In August 1994, the counterparty to this second agreement exercised its rights to extend this agreement by one additional year, with the agreement now terminating in September 1997.

         In 1994, the Company entered into four interest rate cap agreements which effectively cap the LIBOR rate to be paid by the Company under these swap agreements at 7.5 percent for the terms of the original swap agreements.

11.      EMPLOYEE BENEFITS

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

         Net pension cost includes the following components (in thousands):

                                                                          1995             1994             1993
                                                                          ----             ----             ----
Service Cost - Benefits Earned During the Period                        $  3,332          $ 2,721          $ 2,579
Interest Cost on Projected Benefit Obligation                              6,372            5,986            5,698
Actual Return on Assets                                                  (17,569)             565          (14,976)
Net Amortization and Deferral                                              8,415           (9,166)           6,714
                                                                        --------          -------           ------
Net Periodic Pension Cost                                               $    550          $   106          $    15
                                                                        ========          =======          =======

         As a result of restructuring activities, curtailment gains of $716,886 are reflected in the net amortization and deferral component of net periodic pension cost for 1995.

         The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements at December 31, 1995 and 1994 (in thousands):

                                                                                               DECEMBER 31
                                                                                               -----------
                                                                                           1995            1994
                                                                                           ----            ----
Actuarial Present Value of Benefit Obligations:
    Vested Benefit Obligation                                                            $(77,490)       $(68,229)
                                                                                         ========         =======
    Accumulated Benefit Obligation                                                       $(82,937)       $(70,682)
                                                                                         ========        ========
    Projected Benefit Obligation                                                         $(90,046)       $(78,660)
Plan Assets at Fair Value                                                                 111,084          96,724
                                                                                         --------        --------
Plan Assets in Excess of Projected Benefit Obligation                                      21,038          18,064
Unrecognized Net Gain                                                                      (9,678)         (7,894)
Prior Service Cost Not Yet Recognized in Net Periodic
    Pension Costs                                                                             171             217
Unrecognized Net Asset at January 1                                                        (1,429)         (1,533)
                                                                                         --------        --------
Prepaid Pension Cost                                                                     $ 10,102        $  8,854
                                                                                         ========        ========

         The rate of increase in future compensation and the expected long-term rate of return on assets were 3.5 and 8.5 percent, respectively, for 1995, 4.5 and 8.5 percent, respectively, for 1994 and 4.5 and 9.25 percent, respectively, for 1993. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent for 1995,
8.25 percent for 1994 and 7.5 percent for 1993.

         The Company also contributes the lesser of 10 percent of K N's net income or 10 percent of normal employee compensation to the Employees Retirement Fund Trust Profit Sharing Plan (a defined contribution plan). Contributions by the Company were $5.6 million, $2.3 million and $2.6 million for 1995, 1994 and 1993, respectively.

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

         This plan also provides life insurance benefits upon retirement for all employees with at least 10 years of credited service who are age 55 or older when they retire. The Company pays for a portion of the life insurance benefit; employees may, at their option, increase the benefit by making contributions from age 55 until age 65 or retirement, whichever is earlier. In 1993, the Company began funding the future expected postretirement benefit costs under the plan by making payments to Voluntary Employee Benefit Association trusts. The Company's funding policy is to contribute amounts within the deductible limits imposed on Internal Revenue Code Sec. 501(c)(9) trusts. Plan assets consist primarily of pooled fixed income funds.

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

         Net postretirement benefit cost includes the following components (in thousands):

                                                                           1995             1994              1993
                                                                           ----             ----              ----
Service Cost - Benefits Earned During the Period                          $  378           $  321            $  379
Interest Cost on APBO                                                      1,381            1,307             1,349
Actual Return on Assets                                                     (156)               7               (14)
Net Amortization and Deferral                                                884              805               953
                                                                          ------           ------            ------
Net Periodic Postretirement Benefit Cost                                  $2,487           $2,440            $2,667
                                                                          ======           ======            ======

         The following table sets forth the plan's funded status and the amounts recognized in the Company's financial statements as follows (in thousands):

                                                                                                DECEMBER 31
                                                                                                -----------
                                                                                           1995            1994
                                                                                           ----            ----
Accumulated Postretirement Benefit Obligation:
    Retirees                                                                             $(13,138)       $(13,106)
    Eligible Active Plan Participants                                                      (3,524)         (3,411)
    Ineligible Active Plan Participants                                                    (2,751)         (1,768)
                                                                                         --------        --------
    Total APBO                                                                            (19,413)        (18,285)
Plan Assets at Fair Value                                                                   2,623           1,867
                                                                                         --------        --------

Accumulated Postretirement Benefit Obligation in
    Excess of Plan Assets                                                                 (16,790)        (16,418)
Unrecognized Net Gain                                                                        (649)         (1,066)
Prior Service Cost Not Yet Recognized in Net
    Periodic Postretirement Benefit Cost                                                        -               -
Unrecognized Transition Obligation                                                         15,794          16,750
                                                                                         --------        --------
Accrued Postretirement Benefit Cost                                                      $ (1,645)       $   (734)
                                                                                         ========        ========

         The weighted average discount rate used in determining the actuarial present value of the APBO was 7.5 percent for both 1995 and 1994. The assumed health care cost trend rate was seven percent for 1995 and beyond. A one-percentage-point increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of the 1995 net periodic postretirement benefit cost by approximately $16,000 and would have increased the APBO as of December 31, 1995, by approximately $208,000.

         K N's interstate retail distribution business, in connection with rate filings described in Note 4(B) for Kansas, Nebraska and Wyoming, has received regulatory approval to include in the cost-of-service component of its rates the cost of postretirement benefits as measured by application of SFAS 106. In addition, KNI has received approval from the FERC for similar regulatory treatment in connection with its rate filing, also described in Note 4(B). At both December 31, 1995 and 1994, no SFAS 106 costs were deferred as regulatory assets.

(C)      Other Postemployment Benefits

         On January 1, 1994, the Company adopted SFAS 112, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Implementation of SFAS 112 had no material effect on the Company's financial position or results of operations. SFAS 112 costs deferred as regulatory assets were $0.9 million and $0.8 million at December 31, 1995 and 1994, respectively.

12.      COMMON STOCK OPTION AND PURCHASE PLANS

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

         During 1993, AOG issued to its chief executive officer 50,000 shares of restricted AOG common stock (23,500 shares of K N common stock) which vest 50 percent per year. AOG also sold 150,000 shares of AOG common stock (70,500 shares of K N common stock) to its president and chief operating officer for $0.04 per share of AOG common stock ($0.0851 per share of K N common stock). One-half of these shares was fully vested and nonforfeitable upon issuance, and the remainder became fully vested upon consummation of the merger described in
Note 2. The market value of these AOG shares issued was approximately $2.3 million based on the average market price per share of AOG common stock on the date of issuance. The market value of the restricted shares was reflected as deferred compensation and is being amortized over the vesting period. The Company recorded compensation expense totaling $0.2 million and $1.3 million for 1995 and 1994, respectively, relating to restricted stock grants awarded under the plans.

         At December 31, 1995, 113 employees, officers and directors of the Company held options under the plans. The changes in stock options outstanding during 1995, 1994 and 1993 are as follows:

                                                                            NUMBER OF                OPTION PRICE
                                                                             SHARES                  $ PER SHARE
                                                                             ------                  -----------
Outstanding at December 31, 1992                                             814,901                  5.28-28.99
   Granted                                                                   311,000                 21.68-28.00
   Exercised                                                                (135,522)                 8.28-16.79
   Expired                                                                    (6,751)                 6.72-23.04
                                                                           ---------
Outstanding at December 31, 1993                                             983,628                  8.96-28.99
   Granted                                                                   309,500                  0.00-24.00
   Exercised                                                                 (67,093)                 0.00-23.04
   Expired                                                                   (12,011)                15.08-23.01
                                                                           ---------
Outstanding at December 31, 1994                                           1,214,024                  0.00-28.99
   Granted                                                                   348,200                  0.00-28.63
   Exercised                                                                (373,423)                 0.00-23.04
   Expired                                                                   (24,291)                13.25-23.04
                                                                           ---------
OUTSTANDING AT DECEMBER 31, 1995                                           1,164,510                  0.00-28.99
                                                                           =========
EXERCISABLE AT DECEMBER 31, 1995                                             584,902
                                                                           =========

         Unexercised options outstanding at December 31, 1995, expire at various dates between 1996 and 2005.

         K N has an Employee Stock Purchase Plan under which eligible employees may purchase K N's common stock through voluntary payroll deductions at a 15 percent discount from the market value of the common stock, as defined in the plan.

         Under K N's Stock Option, Dividend Reinvestment, Employee Stock Purchase and Employee Benefit Plans, 4,477,156 shares were reserved for issuance at December 31, 1995.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 will be effective for the year 1996 and recommends a fair value based method of accounting for employee stock compensation, including stock options. However, companies may choose to account for stock compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provide pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company anticipates it will continue to account for stock compensation using the intrinsic value based method, and thus SFAS 123 will not have any impact on reported operating results. The Company's pro forma disclosures will be primarily affected by stock options granted to employees and the Employee Stock Purchase Plan described above.


13.      COMMON STOCK WARRANTS

         At both December 31, 1995 and 1994, warrants to purchase 1,187,432 shares of the Company's common stock were outstanding. The warrants are exercisable at $17.55 per warrant and expire on September 30, 1999.

14.      COMMITMENTS AND CONTINGENT LIABILITIES

(A)      Leases

         On February 16, 1995, AOG Gas Transmission Company, L.P., a wholly owned subsidiary of K N, acquired natural gas transmission pipeline and storage assets in Texas. (See Note 3(B)). A portion of these assets has been funded through 10-year operating leases. In 1993, K N Front Range Gathering Company, a wholly owned subsidiary of K N, began to lease gas gathering equipment and facilities under a 10-year operating lease. These operating leases contain purchase options at the end of their lease terms. The Company also leases certain office space, properties and equipment under operating leases.

         Payments made under operating leases were $16.2 million in 1995, $9.6 million in 1994 and $8.3 million in 1993.

         Future minimum commitments under major operating leases are as follows (in thousands):

YEAR ENDING
DECEMBER 31                                                                                             AMOUNT
-----------                                                                                             ------
1996                                                                                                   $ 15,467
1997                                                                                                     14,091
1998                                                                                                     12,153
1999                                                                                                     22,498
2000                                                                                                     10,192
Thereafter                                                                                               94,792
                                                                                                       --------
Total Commitments                                                                                      $169,193
                                                                                                       ========

(B)      Basket Agreement

         Under terms of an agreement (the "Basket Agreement") entered into with Cabot as part of AOG's acquisition of Cabot's natural gas pipeline business, AOG and Cabot equally share net payments made in settlement of certain liabilities related to operations of the acquired business prior to the acquisition date. At December 31, 1995 and 1994, the Company's estimated net liability was $5.6 million and $6.0 million, respectively. The Company had made net payments of $10.9 million as of December 31, 1995 and $12.4 million as of December 31, 1994. The difference between net payments made by the Company and its estimated liability is reflected in current assets and consists of (i) the present value of Cabot's share of net payments and (ii) future recoveries from customers. The Basket Agreement is expected to be settled in 1996.

(C)      Capital Expenditure Budget

         The consolidated capital expenditure budget for 1996 is approximately $81 million, excluding acquisitions. Approximately $3.9 million had been committed for the purchase of plant and equipment at December 31, 1995.

15.      MAJOR CUSTOMER

         Energas Company and affiliates comprised 10 percent of consolidated revenues in 1995, 11 percent in 1994 and 12 percent in 1993.

16.      BUSINESS SEGMENT INFORMATION

         The Company is a natural gas energy products and services provider engaged in the following activities:

         o providing natural gas sales and transportation services at retail (Retail Natural Gas Services);

         o interstate storing and transporting natural gas (Interstate Transportation and Storage Services);

         o gathering, processing, marketing, storing and transporting natural gas (Gathering, Processing and Marketing Services); and

         o developing and producing natural gas and crude oil (Gas and Oil Production).

BUSINESS SEGMENT INFORMATION

                                                                     1995                 1994                  1993
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (In Thousands)
OPERATING REVENUES:
Retail Natural Gas Services                                       $  222,797           $  217,747            $  205,870
Interstate Transportation and
   Storage Services                                                   64,523               60,562               118,026
Gathering, Processing and Marketing Services                         891,849              885,949               760,245
Gas and Oil Production                                                10,721               14,128                 8,462
Intersegment Eliminations                                            (86,501)             (95,322)              (51,550)
                                                                  ----------           ----------            ----------
                                                                  $1,103,389           $1,083,064            $1,041,053
                                                                  ==========           ==========            ==========

OPERATING INCOME:
Retail Natural Gas Services                                       $   31,341           $   12,540)
Interstate Transportation and                                                                    }           $   47,927
   Storage Services                                                   17,672               16,347)
Gathering, Processing and Marketing Services                          64,900               22,380                31,028
Gas and Oil Production                                                  (189)               2,908                 1,249
                                                                  ----------           ----------            ----------

OPERATING INCOME                                                     113,724               54,175                80,204
Other Income and (Deductions)                                        (32,152)             (29,354)              (30,736)
                                                                  ----------           ----------            ----------
INCOME BEFORE INCOME TAXES                                        $   81,572           $   24,821            $   49,468
                                                                  ==========           ==========            ==========

IDENTIFIABLE ASSETS:
Retail Natural Gas Services                                       $  328,166           $  304,065)
Interstate Transportation and                                                                    }           $  545,424
   Storage Services                                                  178,882              216,753)
Gathering, Processing and Marketing Services                         685,023              574,280               575,423
Gas and Oil Production                                                36,451               43,932                25,743
Corporate *                                                           28,935               33,354                22,685
                                                                  ----------           ----------            ----------
                                                                  $1,257,457           $1,172,384            $1,169,275
                                                                  ==========           ==========            ==========

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
Retail Natural Gas Services                                       $   12,590           $   12,111)
Interstate Transportation and                                                                    }           $   21,271
   Storage Services                                                    7,437                8,338)
Gathering, Processing and Marketing Services                          25,256               25,830                20,018
Gas and Oil Production                                                 4,608                3,999                 3,355
                                                                  ----------           ----------            ----------
                                                                  $   49,891           $   50,278            $   44,644
                                                                  ==========           ==========            ==========

CAPITAL EXPENDITURES AND ACQUISITIONS:
Retail Natural Gas Services                                       $   30,080           $   23,673)
Interstate Transportation and                                                                    }           $   56,782
   Storage Services                                                   11,305               16,509)
Gathering, Processing and Marketing Services                          67,774               26,521               104,219
Gas and Oil Production                                                 6,156               35,256                 4,951
                                                                  ----------           ----------            ----------
                                                                  $  115,315           $  101,959            $  165,952
                                                                  ==========           ==========            ==========


* Principally cash and investments

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
QUARTERLY OPERATING RESULTS FOR 1995 AND 1994

(In Thousands Except Per Share Amounts)
                                                                               1995
                                                                               ----
                                                  FIRST              SECOND            THIRD           FOURTH
                                                  -----              ------            -----           ------
Operating Revenues                               $292,707           $236,149         $246,724         $327,809
Operating Income                                   31,492             18,913           25,949           37,370
Net Income                                         14,518              6,922           11,829           19,253
Preferred Dividends                                   123                123              123              123
Earnings Available for Common Stock              $ 14,395           $  6,799         $ 11,706         $ 19,130
                                                 ========           ========         ========         ========
Number of Common Shares Used In
     Computing Earnings Per Share                  28,144             28,353           28,472           28,649
                                                 ========           ========         ========         ========

Earnings Per Common Share                        $   0.51           $   0.24         $   0.41         $   0.67
                                                 ========           ========         ========         ========


                                                                               1994
                                                                               ----
                                                  FIRST              SECOND            THIRD           FOURTH
                                                  -----              ------            -----           ------
Operating Revenues                               $346,872           $235,803         $231,256         $269,133
Operating Income (Loss)                            25,940             10,410           (7,628)          25,453
Net Income (Loss)                                  11,959              2,910          (12,460)          12,912
Preferred Dividends                                   157                158              157              158
Earnings (Loss) Available for Common Stock       $ 11,802           $  2,752         $(12,617)        $ 12,754
                                                 ========           ========         ========         ========
Number of Common Shares Used In
     Computing Earnings Per Share                  27,718             27,855           28,153           28,149
                                                 ========           ========         ========         ========

Earnings (Loss) Per Common Share                 $   0.42           $   0.10         $  (0.45)*       $   0.45
                                                 ========           ========         ========         ========

*Includes merger and restructuring costs totaling $19.3 million after taxes, or $0.69 per common share.




ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 There were no such matters during 1995.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification of Directors

         For information regarding the Directors, see pages 2-8 of the 1996 Proxy Statement.

(B)      Identification of Executive Officers

         See Executive Officers of the Registrant under Part I.

(C)      Identification of Certain Significant Employees

         None.

(D)      Family Relationships

         See "Election of Directors" on page 8 of the 1996 Proxy Statement.

(E)      Business Experience

         See Executive Officers of the Registrant under Part I. For business experience of the Directors, see pages 2-8 of the 1996 Proxy Statement.

(F)      Involvement in Certain Legal Proceedings

         None.

(G)      Promoters and Control Persons

         None.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11: EXECUTIVE COMPENSATION

         See "Director Compensation", "Report of the Compensation Committee in Executive Compensation", "Executive Compensation", "Stock Options", "Performance Graph", "Pension Benefits" and "Severance and Other Agreements" on pages 9- 22 of the 1996 Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the following pages of the 1996 Proxy Statement: (i) Pages 4-7 relating to common stock owned by directors; (ii) pages 18-19, "Executive Stock Ownership"; and (iii) pages 25-27, "Principal Shareholders".

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Management and Others

         See "Relationship Between Certain Directors and the Company" on page 8 of the 1996 Proxy Statement.

(B)      Certain Business Relationships

         See "Relationship Between Certain Directors and the Company" on page 8 of the 1996 Proxy Statement.

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

                 K N Energy, Inc. 1995 Executive Incentive Plan (Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1994)*

                 1995 K N Energy, Inc. Long-Term Incentive Plan (Attachment A to the K N Energy, Inc. 1995 Proxy Statement on Schedule 14-A)*

                 K N Energy, Inc. 1996 Executive Incentive Plan (attached hereto as Exhibit 10(l))**

                 K N Energy, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 1994)*

                 K N Energy, Inc. Nonqualified Retirement Income Restoration Plan (Exhibit 10(n) to the Annual Report on Form 10-K for the year ended December 31, 1994)*

                 K N Energy, Inc. Nonqualified Profit Sharing Restoration Plan (Exhibit 10(o) to the Annual Report on Form 10-K for the year ended December 31, 1994)*

                 Employment Agreement dated December 14, 1995 between K N Energy, Inc. and Morton C. Aaronson (attached hereto as Exhibit 10(p))**

                 Letter Agreement dated December 4, 1995 between K N Energy, Inc. and Charles W. Battey (attached hereto as Exhibit 10(q))**

                 K N Energy, Inc. Performance Incentive Plan (attached hereto as Exhibit 10(u))**

         (b)     Reports on Form 8-K

         On December 18, 1995, a Current Report on Form 8-K was filed to report that on December 14, 1995, K N announced its proposed merger of K N's wholly-owned gas and oil subsidiary, K N Production Company, into Tom Brown, Inc., as well as the joint formation of a new gas services company.*


 *       Incorporated herein by reference.
 **      Included in SEC and NYSE copies only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        K N ENERGY, INC.
                                        (Registrant)
March 11, 1996                          By   /s/  E.  Wayne Lundhagen
                                           -----------------------------------
                                            E. Wayne Lundhagen
                                            Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Edward H. Austin, Jr.                  Director
-------------------------------------
Edward H. Austin, Jr.

/s/ Charles W. Battey                      Chairman and Director
-------------------------------------
Charles W. Battey

/s/ Stewart A. Bliss                       Director
-------------------------------------
Stewart A. Bliss

/s/ David W. Burkholder                    Director
-------------------------------------
David W. Burkholder

/s/ David M. Carmichael                    Vice Chairman and Director
-------------------------------------
David M. Carmichael

/s/ Robert H. Chitwood                     Director
-------------------------------------
Robert H. Chitwood

/s/ Howard P. Coghlan                      Director
-------------------------------------
Howard P. Coghlan

/s/ Robert B. Daugherty                    Director
-------------------------------------
Robert B. Daugherty

/s/ Jordan L. Haines                       Director
-------------------------------------
Jordan L. Haines

/s/ Larry D. Hall                          President, Chief Executive Officer and
-------------------------------------      Director (Principal Executive Officer)
Larry D. Hall

/s/ William J. Hybl                        Director
-------------------------------------
William J. Hybl

/s/ E. Wayne Lundhagen                     Vice President and Treasurer
-------------------------------------      (Principal Financial and Accounting Officer)
E. Wayne Lundhagen

/s/ Edward Randall, III                    Director
-------------------------------------
Edward Randall, III

/s/ James C. Taylor                        Director
-------------------------------------
James C. Taylor

/s/ H. A. True, III                        Director
-------------------------------------
H. A. True, III

                                 Exhibit Index

                                                                                                                 Page Number
                                                                                                                 -----------
                            List of Executive Compensation Plans and Arrangements . . . . . . . . . . . . . . .     60-61
                            Exhibit 3(a) - Restated Articles of Incorporation
                              (Exhibit 3(a) to the Annual Report on Form 10-K
                              for the year ended December 31, 1994)*
                            Exhibit 3(b) - By-laws of the Company, as amended
                              (Exhibit 3(b) to the Annual Report on Form 10-K
                              for the year ended December 31, 1994)*
                            Exhibit 3(c) - Certificate of the Voting Powers,
                              Designation, Preferences and Relative, Participa-
                              ting, Optional or Other Special Rights, and Quali-
                              fications, Limitations or Restrictions Thereof,
                              of the Class B $8.30 Cumulative Preferred Stock,
                              Without Par Value (Exhibit 4.4, File No.
                              33-26314)*
                            Exhibit 4(a) - Indenture dated as of September 1,
                              1988, between K N Energy, Inc. and Continental
                              Illinois National Bank and Trust Company of Chi-
                              cago (Exhibit 1.2, Current Report on Form 8-K
                              Dated October 5, 1988)*
                            Exhibit 4(b) - First supplemental indenture dated
                              as of January 15, 1992, between K N Energy, Inc.
                              and Continental Illinois National Bank and Trust
                              Company of Chicago (Exhibit 4.2, File No. 33-45091)*
                            Exhibit 4(c) - Second supplemental indenture dated
                              as of December 15, 1992, between K N Energy, Inc.
                              and Continental Bank, National Association (Exhibit
                              1.2 Current Report on Form 8-K dated December 15,
                              1992)*
                            Exhibit 4(d) - Indenture dated as of November 20, 1993,
                              between K N Energy, Inc. and Continental Bank,
                              National Association (Exhibit 4.1, File No. 33-51115)*
                              Note - Copies of instruments relative to
                              long-term debt in authorized amounts that do not
                              exceed 10 percent of the consolidated total assets
                              of the Company and its subsidiaries have not been
                              furnished.  The Company will furnish such instru-
                              ments to the Commission upon request.
                            Exhibit 10(a) - Form of Key Employee Severance
                              Agreement (Exhibit 10.2, Amendment No. 1 on Form 8
                              dated September 2, 1988 to the Annual Report on Form
                              10-K for the year ended December 31, 1987)*
                            Exhibit 10(b) - 1982 Stock Option Plan for Non-
                              employee Directors of the Company with Form of
                              Grant Certificate (Exhibit 10.3, Amendment No. 1
                              on Form 8 dated September 2, 1988 to the Annual
                              Report on Form 10-K for the year ended
                              December 31, 1987)*
                            Exhibit 10(c) - 1982 Incentive Stock Option Plan
                              for key employees of the Company (Exhibit 10.4,
                              Amendment No. 1 on Form 8 dated September 2, 1988
                              to the Annual Report on Form 10-K for the year ended
                              December 31, 1987)*
                            Exhibit 10(d) - 1986 Incentive Stock Option Plan
                              for key employees of the Company (Exhibit 10.5,
                              Amendment No. 1 on Form 8 dated September 2, 1988
                              to the Annual Report on Form 10-K for the year ended
                              December 31, 1987)*
                            Exhibit 10(e) - 1988 Incentive Stock Option Plan
                              for key employees of the Company (Exhibit 10.6,
                              Amendment No. 1 on Form 8 dated September 2, 1988
                              to the Annual Report on Form 10-K for the year ended
                              December 31, 1987)*
                            Exhibit 10(f) - Form of Grant Certificate for
                              Employee Stock Option Plans (Exhibit 10.7, Amend-
                              ment No. 1 on Form 8 dated September 2, 1988 to
                              the Annual Report on Form 10-K for the year ended
                              December 31, 1987)*
                            Exhibit 10(g) - Directors' Deferred Compensation

                                                                                                                 Page Number
                                                                                                                 -----------
                              Plan Agreement (Exhibit 10.8, Amendment No. 1
                              on Form 8 dated September 2, 1988 to the Annual
                              Report on Form 10-K for the year ended
                              December 31, 1987)*
                            Exhibit 10(h) - 1987 Directors' Deferred Fee Plan, as Amended
                              (Attached hereto as Exhibit 10(h))**
                            Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                              Directors of the Company with Form of Grant Certificate
                              (Exhibit 4.1, File No. 33-46999)*
                            Exhibit 10(j) - K N Energy, Inc. 1994 Executive
                              Incentive Plan (Exhibit 10(k) to the Annual Report on
                              Form 10-K for the Year Ended December 31, 1993)*
                            Exhibit 10(k) - 1994 K N Energy, Inc. Long-Term Incentive Plan
                              (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
                              on Schedule 14-A)*
                            Exhibit 10(l) - K N Energy, Inc. 1996 Executive Incentive Plan
                              (Attached hereto as Exhibit 10(l))**
                            Exhibit 10(m) - K N Energy, Inc. Nonqualified Deferred Compensation
                              Plan (Exhibit 10(m) to the Annual Report on Form 10-K for the
                              year ended December 31, 1994)*
                            Exhibit 10(n) - K N Energy, Inc. Nonqualified Retirement Income
                              Restoration Plan (Exhibit 10(n) to the Annual Report on Form 10-K
                              for the year ended December 31, 1994)*
                            Exhibit 10(o) - K N Energy, Inc. Nonqualified Profit Sharing Restoration
                              Plan (Exhibit 10(o) to the Annual Report on Form 10-K for the year ended December 31, 1994)*
                            Exhibit 10(p) - Employment Agreement dated December 14, 1995 between K N Energy, Inc. and Morton C. Aaronson
                              (Attached hereto as Exhibit 10(p))**
                            Exhibit 10(q) - Letter Agreement dated December 4, 1995 between
                              K N Energy, Inc. and Charles W. Battey
                              (Attached hereto as Exhibit 10(q))**
                            Exhibit 10(r) - Amended and Restated Basket Agreement dated as of
                              June 30, 1990, by and between American Pipeline Company ("APC"),
                              Cabot and Cabot Transmission Corporation (Exhibit 10.5(a) to the Annual
                              Report on Form 10-K for American Oil and Gas Corporation ("AOG") for
                              the year ended December 31, 1993)*
                            Exhibit 10(s) - First Amendment to Amended and Restated Omnibus Acquisition
                              Agreement and Amended and Restated Basket Agreement dated as of
                              March 31, 1992 by and among AOG, APC, Cabot and Cabot Transmission
                              (Exhibit 10.5(d) to the Annual Report on Form 10-K for AOG for the year ended
                              December 31, 1993)*
                            Exhibit 10(t) - Rights Agreement between K N Energy, Inc. and the Bank of
                              New York, as Rights Agent, dated as of August 21, 1995 (Exhibit 1 on
                              Form 8-A dated August 21, 1995)*
                            Exhibit 10(u) - K N Energy, Inc. Performance Incentive Plan (Attached
                              hereto as Exhibit 10(u))**
                            Exhibit 10(v) - K N Energy, Inc. 1995 Executive Incentive Plan (Exhibit 10(1)
                              to the Annual Report on Form 10-K for the year ended December 31, 1994)*
                            Exhibit 12 - Ratio of Earnings to Fixed Charges . . . . . . . . . . . . . . . . . . .   65
                            Exhibit 13 - 1995 Annual Report to Shareholders***  . . . . . . . . . . . . . . . . .   66
                            Exhibit 22 - Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . . .   67
                            Exhibit 24 - Consent of Independent Public Accountants  . . . . . . . . . . . . . . .   68
                            Exhibit 27 - Financial Data Schedule****




*        Incorporated herein by reference.
**       Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.
****     Included in SEC copy only.