Form 10-Q
period 1996-03-31
K N ENERGY INC
filed 1996-05-15
CIK 54502

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                 --------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number                        1-6446
                      ----------------------------------------------------------

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

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 28,398,165 shares as of April 30, 1996.

================================================================================

                                                                       Form 10-Q

                       K N ENERGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
                                     INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
                                                                                                            Page Number
                                                                                                            -----------
                    Consolidated Balance Sheets (Unaudited) . . . . . . . . . . . . . . . . . . . .            3 & 4
                    Consolidated Statements of Income
                      (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5
                    Consolidated Statements of Cash Flows
                      (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6 & 7
                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .            8 & 9

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .           10 - 12

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13

  Item 4.  Submission of Matters to a Vote of
                 Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13

  Item 6.  Exhibit 4 - Credit Agreement dated as of December 1, 1994, among K N Energy, Inc., The Banks Listed Herein, and
             Morgan Guaranty Trust Company of New York, as Agent.*
           Exhibit 27 - Financial Data Schedule *
           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15

* Included In SEC EDGAR Filing Only.

                                                                       Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                      MARCH 31       DECEMBER 31
                                                                        1996            1995
                                                                    ------------    ------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents ......................................    $     35,982    $     22,571
Accounts Receivable ............................................         212,900         214,963
Material and Supplies, at Average Cost .........................          10,267          10,515
Gas in Underground Storage .....................................           2,925           9,762
Prepaid Gas ....................................................           6,411           7,800
Other Prepaid Expenses .........................................          13,593          13,536
Gas Imbalances and Other .......................................          28,611          23,880
                                                                    ------------    ------------
                                                                         310,689         303,027
                                                                    ------------    ------------
INVESTMENTS:
Investment in Tom Brown, Inc. ..................................          37,588            --
Investment in Gas and Oil Properties, Net ......................            --            36,451
Other ..........................................................          17,298          15,784
                                                                    ------------    ------------
                                                                          54,886          52,235
                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Retail Natural Gas Services ....................................         375,080         373,347
Interstate Transportation and Storage Services .................         315,473         315,686
Gathering, Processing and Marketing Services ...................         671,964         663,754
                                                                    ------------    ------------
                                                                       1,362,517       1,352,787

Less - Accumulated Depreciation, Depletion and Amortization ....         501,559         489,812
                                                                    ------------    ------------
                                                                         860,958         862,975
                                                                    ------------    ------------
DEFERRED CHARGES AND OTHER ASSETS ..............................          42,806          39,220
                                                                    ------------    ------------
                                                                    $  1,269,339    $  1,257,457
                                                                    ============    ============

                                                                       Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                  MARCH 31       DECEMBER 31
                                                                                   1996             1995
                                                                               ------------     ------------
                                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Preferred Stock and Long-Term Debt ..................    $     25,048     $     28,197
Notes Payable .............................................................          70,500           88,000
Accounts Payable ..........................................................         158,999          157,340
Accrued Taxes .............................................................          14,705            5,423
Gas Imbalances and Other ..................................................          56,581           50,878
                                                                               ------------     ------------
                                                                                    325,833          329,838
                                                                               ------------     ------------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes .....................................................         115,793          112,267
Deferred Revenues .........................................................          18,739           20,823
Other .....................................................................          33,527           30,356
                                                                               ------------     ------------
                                                                                    168,059          163,446
                                                                               ------------     ------------

LONG-TERM DEBT ............................................................         309,613          315,564
                                                                               ------------     ------------
MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES ..............................          16,787           14,277
                                                                               ------------     ------------

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION ...........................            --                572
                                                                               ------------     ------------

STOCKHOLDERS' EQUITY:
Preferred Stock -
   Authorized - Class A, 200,000 Shares; Class B, 2,000,000 Shares,
        All Without Par Value
   Redeemable Solely at Option of Company at $105 Per Share - Class A,
        $5.00 Cumulative Series; 70,000 Shares ............................           7,000            7,000
                                                                               ------------     ------------
Common Stockholders' Equity -
   Common Stock -
        Authorized - 50,000,000 Shares, Par Value $5 Per Share
        Outstanding - 28,360,586 and 28,097,749 Shares, Respectively ......         141,803          140,489
   Additional Paid-in Capital..............................................         181,133          176,910
   Retained Earnings ......................................................         119,935          109,895
   Deferred Compensation ..................................................            (206)            (222)
   Treasury Stock, at Cost, (19,853 and 10,739 Shares, Respectively) ......            (618)            (312)
                                                                               ------------     ------------
Total Common Stockholders' Equity .........................................         442,047          426,760
                                                                               ------------     ------------
Total Stockholders' Equity ................................................         449,047          433,760
                                                                               ------------     ------------
                                                                               $  1,269,339     $  1,257,457
                                                                               ============     ============

The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
OPERATING REVENUES:

Retail Natural Gas Services .......................    $   84,354     $   74,337
Interstate Transportation and Storage Services ....         6,887          7,217
Gathering, Processing and Marketing Services ......       292,544        209,062
Gas and Oil Production ............................            --          2,091
                                                       ----------     ----------
Total Operating Revenues ..........................       383,785        292,707
                                                       ----------     ----------

OPERATING COSTS AND EXPENSES:

Gas Purchases .....................................       282,569        196,382
Operations and Maintenance ........................        47,987         47,294
Depreciation, Depletion and Amortization ..........        12,199         12,338
Taxes, Other Than Income Taxes ....................         5,705          5,201
                                                       ----------     ----------
Total Operating Costs and Expenses ................       348,460        261,215
                                                       ----------     ----------

OPERATING INCOME ..................................        35,325         31,492
                                                       ----------     ----------

OTHER INCOME AND (DEDUCTIONS):

Interest Expense ..................................        (8,551)        (8,954)
Minority Interests ................................          (546)          (577)
Other, Net ........................................         1,126            569
                                                       ----------     ----------
Total Other Income and (Deductions) ...............        (7,971)        (8,962)
                                                       ----------     ----------

INCOME BEFORE INCOME TAXES ........................        27,354         22,530
Income Taxes ......................................         9,847          8,012
                                                       ----------     ----------

NET INCOME ........................................        17,507         14,518
Less - Preferred Stock Dividends ..................           100            123
                                                       ----------     ----------

EARNINGS AVAILABLE FOR COMMON STOCK ...............    $   17,407     $   14,395
                                                       ==========     ==========

Number of Shares Used in Computing
    Earnings Per Common Share .....................        28,945         28,144
                                                       ==========     ==========

EARNINGS PER COMMON SHARE .........................    $     0.60     $     0.51
                                                       ==========     ==========

DIVIDENDS PER COMMON SHARE ........................    $     0.26     $     0.25
                                                       ==========     ==========

The accompanying notes are an integral part of these statements of income.

                                                                       Form 10-Q


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                   ---------------------
                                                                                     1996         1995
                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ....................................................................    $ 17,507     $ 14,518
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
   Depreciation, Depletion and Amortization ...................................      12,199       12,338
   Provisions for Losses on Accounts Receivable ...............................         162          250
   Deferred Income Taxes ......................................................       3,393            6
   Deferred Purchased Gas Costs ...............................................       6,605        5,483
   Changes in Other Working Capital Items .....................................      22,232       14,840
   Changes in Deferred Revenues ...............................................      (2,084)       5,940
   Other, Net .................................................................       1,738        6,598
                                                                                   --------     --------

NET CASH FLOWS FROM OPERATING ACTIVITIES ......................................      61,752       59,973
                                                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures ..........................................................     (10,968)     (14,645)
Acquisitions ..................................................................      (5,828)     (10,369)
Investments ...................................................................      (3,114)        (995)
Proceeds from Sale of Facilities ..............................................       4,628          425
(Payments) Collections Under Basket Agreement .................................           6          715
                                                                                   --------     --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES ...................................     (15,276)     (24,869)
                                                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) .........................................................     (17,500)     (14,000)
Long-Term Debt - Retired ......................................................      (9,686)     (12,237)
Common Stock Issued ...........................................................       3,815        2,213
Treasury Stock      - Issued ..................................................       3,997          785
                    - Acquired ................................................      (4,303)        --
Cash Dividends      - Common ..................................................      (7,367)      (6,928)
                    - Preferred ...............................................        (100)        (123)
Minority Interests  - Contributions ...........................................           5        1,031
                    - Distributions ...........................................      (1,926)        (329)
Premium on Debt Re-acquisition and Issue Costs ................................          --          (35)
                                                                                   --------     --------

NET CASH FLOWS USED IN FINANCING ACTIVITIES ...................................     (33,065)     (29,623)
                                                                                   --------     --------


Net Increase in Cash and Cash Equivalents .....................................      13,411        5,481
Cash and Cash Equivalents at Beginning of Year ................................      22,571       20,613
                                                                                   --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................    $ 35,982     $ 26,094
                                                                                   ========     ========


The accompanying notes are an integral part of these statements of cash flows.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     --------------------
                                                                       1996        1995
                                                                     --------    --------
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (NET OF ACQUISITION EFFECTS):
Accounts Receivable .............................................    $  1,901    $ 41,728
Material and Supplies ...........................................         248       2,713
Gas in Underground Storage ......................................       6,837      14,840
Accounts Payable, Accrued Taxes and Other Current Liabilities ...      16,645     (49,316)
Other Current Assets ............................................      (3,399)      4,875
                                                                     --------    --------

                                                                     $ 22,232    $ 14,840
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
Interest (Net of Amount Capitalized) ............................    $ 11,126    $  9,990
                                                                     ========    ========
Income Taxes ....................................................    $    308    $      9
                                                                     ========    ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 16, 1995, K N's gas transmission affiliate, AOG Gas Transmission Company, L.P., acquired natural gas transmission pipeline and storage assets in Texas. In conjunction with the acquisition, liabilities were assumed as follows:

                                         1995
                                       --------
Fair Value of Assets Acquired .....    $ 13,440
Cash Paid for Assets ..............     (10,369)
                                       --------
Liabilities Assumed ...............    $  3,071
                                       ========

                                                                       Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring accruals.

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

2.       Merger and Acquisition

(A)      Pony Express Pipeline

On May 8, 1996, KN Energy, Inc. ("K N") entered into a definitive agreement to purchase a 900-mile crude oil pipeline owned by Amoco Pipeline Company for conversion to natural gas service. Also in May, the Company's regulated interstate pipeline, K N Interstate Gas Transmission Co. ("KNI"), filed with the Federal Energy Regulatory Commission ("FERC") requesting authority to purchase from K N the portion of the line, renamed the Pony Express Pipeline, from Lost Cabin, Wyoming in central Wyoming to Freeman, Missouri near Kansas City. KNI also requested authority to convert the pipeline to natural gas service, install compression and construct additional pipeline facilities. The total cost of the project, including the purchase price, costs to convert the pipeline to natural gas service and to construct a lateral to Rockport, Colorado is expected to be less than $160 million. The pipeline is expected to be in service during the first quarter of 1997.

(B)      Gas and Oil Properties

On January 31, 1996, K N and Tom Brown, Inc. ("TBI") closed a transaction pursuant to which K N transferred its stock in K N Production Company, a wholly owned subsidiary of K N, to TBI in exchange for common and convertible preferred stock of TBI. The transaction represents a non-monetary exchange (valued at approximately $36.3 million) of oil and gas assets for accounting purposes. In conjunction with this transaction, K N and TBI formed a limited liability company, owned 55 percent by K N and 45 percent by TBI which performs certain gathering, processing, field, marketing and storage services in the Mid-Continent of the United States.

3.       TransColorado Project

Agreements have been executed providing for the construction and operation of a new unregulated gas treating plant in southwestern Colorado to be owned by affiliates of K N and El Paso Natural Gas Company. The treating plant will tie into Phase I (New Mexico pre-build) of the TransColorado pipeline. A filing has been made with the FERC requesting approval to construct Phase I of the project which consists of 22.5 miles of 24-inch pipeline together with 2.5 miles of 16-inch lateral pipeline. Both the pipeline and plant, which have a combined capital cost of approximately $30 million and a design capacity to handle up to 120,000 MMBtu per day, are expected to be in service by the end of 1996.

                                                                       Form 10-Q

4.       Regulatory Matters

On February 16, 1996, the Wyoming Public Service Commission issued an order authorizing K N to implement a program to allow 10,000 residential and commercial customers to choose their energy provider from a qualified list of suppliers. This new service will commence on June 1, 1996. K N will continue to provide all other utility services and will manage the gas supplies for customers in the program.

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


CONSOLIDATED EARNINGS
K N reported first quarter 1996 consolidated net income of $17.5 million, or $0.60 per common share after payment of preferred dividends. This reflects an 18 percent increase in per share earnings compared with first quarter 1995's net income of $14.5 million or $0.51 per share.

This earnings improvement is attributable to the restructuring of the Company in 1995, expansion of its business and higher prices for natural gas liquids.

RESULTS OF OPERATIONS
Operating results by business segment and consolidated other income and (deductions) and income taxes are discussed below. In January 1996, K N transferred its stock in its gas and oil subsidiary to Tom Brown, Inc. ("TBI") in exchange for common and convertible preferred stock of TBI. Accordingly, operating results for the gas and oil segment are excluded from the following discussion; this segment reported operating income of $0.3 million in the first quarter of 1995. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

RETAIL NATURAL GAS SERVICES                            1996      1995
                                                      ------    ------
Operating Revenues -
    Gas Sales                                         $ 80.9    $ 71.9
    Transportation and Other                             3.7       2.5
                                                      ------    ------
                                                        84.6      74.4
                                                      ------    ------

Operating Costs and Expenses -
    Gas Purchases                                       50.0      44.0
    Operations and Maintenance                          15.1      13.6
    Depreciation, Depletion and Amortization             3.4       3.2
    Taxes, Other Than Income Taxes                       1.8       1.9
                                                      ------    ------
                                                        70.3      62.7
                                                      ------    ------
Operating Income                                      $ 14.3    $ 11.7
                                                      ======    ======

Systems Throughput (Trillion Btus) -
    Gas Sales                                           14.8      13.3
    Transportation                                       6.9       6.2
                                                      ------    ------
                                                        21.7      19.5
                                                      ======    ======

System Wide Degree Days                                3,375     2,823
                                                      ======    ======

This segment's 1996 operating results were favorably impacted by colder weather, particularly during the last half of January and first week of February 1996. The impact of 1995 cost savings programs were offset by higher 1996 operations and maintenance costs resulting from the increased systems throughput.

                                                                       Form 10-Q


INTERSTATE TRANSPORTATION AND STORAGE SERVICES          1996        1995
                                                      --------    --------
Operating Revenues -
    Transportation and Storage                        $   16.3    $   15.3
    Natural Gas Liquids and Other                          2.4         1.3
                                                      --------    --------
                                                          18.7        16.6
                                                      --------    --------

Operating Costs and Expenses -
    Gas Purchases                                          2.0         1.4
    Operations and Maintenance                             7.4         7.0
    Depreciation, Depletion and Amortization               1.8         2.1
    Taxes, Other Than Income Taxes                         0.8         0.8
                                                      --------    --------
                                                          12.0        11.3
                                                      --------    --------
Operating Income                                      $    6.7    $    5.3
                                                      ========    ========

Systems Throughput (Trillion Btus) -                      53.5        38.9
                                                      ========    ========

Natural Gas Liquids (Millions of Gallons)                  3.6         3.5
                                                      ========    ========

This segment's 1996 operating results were also favorably impacted by colder weather. Firm storage service rates were reduced, effective June 1, 1995, accompanying the transfer of three storage fields to a subsidiary not subject to regulation on a cost-of-service basis. Increased 1996 systems throughput volumes more than offset lower 1996 rates. The benefits of 1995 cost savings programs were substantially offset by higher costs in 1996 associated with systems throughput volumes.

GATHERING, PROCESSING AND MARKETING SERVICES           1996      1995
                                                      ------    ------
Operating Revenues -
    Gas Sales                                         $252.0    $178.4
    Natural Gas Liquids                                 40.6      25.2
    Transportation, Gathering and Other                 16.8      18.6
                                                      ------    ------
                                                       309.4     222.2
                                                      ------    ------
Operating Costs and Expenses -
    Gas Purchases                                      258.9     174.0
    Operations and Maintenance                          26.1      25.8
    Depreciation, Depletion and Amortization             7.0       5.9
    Taxes, Other Than Income Taxes                       3.1       2.3
                                                      ------    ------
                                                       295.1     208.0
                                                      ------    ------
Operating Income                                      $ 14.3    $ 14.2
                                                      ======    ======

System Throughput (Trillion Btus) -
    Gas Sales                                          115.7      89.1
    Transportation and Gathering                        88.9      81.6
                                                      ------    ------
                                                       204.6     170.7
                                                      ======    ======

Natural Gas Liquids (Millions of Gallons)              116.0      92.8
                                                      ======    ======

                                                                       Form 10-Q

The earnings impact of significant increases in 1996 systems throughput and natural gas liquids sales volumes was substantially offset by higher gas costs influenced by the colder, nation-wide 1996 winter weather. 1996 natural gas liquids prices averaged $0.35 per gallon, or approximately 26 percent higher than first quarter 1995 prices. In addition to the weather impact on higher 1996 revenues, volumes and expenses, growth in 1996 operating activity reflects 1995 acquisitions of gas transmission and storage assets in February and a processing plant and gathering facilities in October.

OTHER INCOME AND (DEDUCTIONS)                      1996       1995
                                                 ------     ------
Interest Expense                                 $ (8.6)    $ (9.0)
Minority Interests and Other, Net                   0.6         --
                                                 ------     ------
                                                 $ (8.0)    $ (9.0)
                                                 ======     ======

This decline in 1996 interest expense results from lower amounts of long-term debt outstanding. The positive 1996 amount for minority interests and other, net primarily reflects preferred dividends from TBI. Common and convertible preferred stock was received from TBI in exchange for the Company's gas and oil subsidiary.

INCOME TAXES                                      1996       1995
                                                 ------     ------
Provisions                                       $  9.8     $  8.0
                                                 ======     ======
Effective Tax Rate                                 36.0%      35.6%
                                                 ======     ======

LIQUIDITY AND CAPITAL RESOURCES
First quarter 1996 net cash flows from operations were $61.8 million, compared with net operating cash flows of $60.0 million for the 1995 first quarter, consistent with the improved operating results.

In January 1996, the Company announced the purchase of a 900-mile crude oil pipeline for conversion to natural gas service. Estimated 1996 expenditures related to the acquisition and conversion costs of this pipeline, plus directly related projects, are estimated at $105 million. This pipeline is expected to be in service in early 1997. K N is currently evaluating financing alternatives for this project, as well as other requirements.

In March 1996, Standard & Poor's lowered its rating on the Company's senior unsecured debt and preferred stock from A to A- and its commercial paper rating from A-1 to A-2. This action reflected the rating agency's concern with the Company's risk profile given its shift toward nonregulated business activities.

                                                                       Form 10-Q

OTHER INFORMATION

Item 1.  Legal Proceedings

Westerman, et al. vs. K N Energy, Inc., et al.

As reported in the Company's Annual Report on Form 10-K, on December 8, 1994,
K N and its wholly owned subsidiary K N Gas Supply Services, Inc. ("KNGSS") were sued by gas producers under claims arising from two gas purchase contracts covering gas purchases from wells in the Niobrara Field, Colorado. On October 30, 1995, K N and KNGSS reached settlement which resolved all disputes with parties representing approximately two-thirds of the gas ownership interests held by the producers. On April 5, 1996, K N and KNGSS reached settlement with the remaining producer interests, resolving all disputes between these parties, including a lawsuit filed by K N and KNGSS in federal court in Colorado. Stipulations for Dismissal With Prejudice have been signed by the courts in Colorado and Texas, and the cases have been dismissed. The Company believes that this settlement will have no material adverse effect on the Company's financial position or results of operations.

For information relating to other legal proceedings see Notes 4 and 5 of Notes to Consolidated Financial Statements on Pages 41-44 of the 1995 Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Registrant held its Annual Meeting of Shareholders on April 11, 1996.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

         (c) A proposal to increase the number of shares authorized for issuance under the 1994 K N Energy, Inc. Long-Term Incentive Plan was voted on at the Annual Meeting and the number of affirmative votes, negative votes, abstentions, and broker no votes with respect to this matter were as follows:

         For                18,901,490
         Against             3,729,397
         Abstain               248,146
         Broker No Votes     1,894,514

         (d) A proposal to increase the number of shares authorized for issuance under the 1992 Stock Option Plan for Nonemployee Directors, as well as amendments to the plan to increase the number of shares awarded to each director and to change the timing of such awards was voted on at the Annual Meeting and the number of affirmative votes, negative votes, abstentions, and broker no votes with respect to this matter were as follows:

         For                20,733,682
         Against             1,839,068
         Abstain               306,283
         Broker No Votes     1,894,514

                                                                       Form 10-Q

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

         4 - Credit Agreement dated as of December 1, 1994, among K N Energy,
               Inc., The Banks Listed Herein, and Morgan Guaranty Trust Company of New York, as Agent.
         27 - Financial Data Schedule

         (b)     Reports on Form 8-K

         On February 1, 1996, a Current Report on Form 8-K was filed to report that on January 31, 1996, K N Energy, Inc. closed the merger of K N's wholly owned oil and gas subsidiary, K N Production Company, into Tom Brown, Inc., as well as completed the joint formation of a new gas services company, Wild Horse Energy Partners, LLC.

         On February 14, 1996, a Current Report on Form 8-K was filed to report that on January 30, 1996, K N Energy, Inc. announced it had entered into a Letter of Intent to acquire a major midwest crude oil pipeline from Amoco Pipeline Company for conversion to natural gas.

         On February 28, 1996, a Current Report on Form 8-K was filed to report that on February 14, 1996, K N Energy, Inc. announced that Charles W. Battey, Chairman of the Board of Directors, and David M. Carmichael, Vice Chairman, would retire at the Company's annual shareholder's meeting in April, and that Larry D. Hall, President and Chief Executive Officer, would assume the position of Chairman at that time.

                                                                       Form 10-Q

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  K N ENERGY, INC.
                                                    (Registrant)



May 15, 1996                                     /s/ Clyde E. McKenzie
                                        ----------------------------------------
                                        Clyde E. McKenzie
                                        Vice President & Chief Financial Officer
                                        (On Behalf of the Registrant and as
                                        Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHBITS


EXHIBIT
NUMBER               DESCRIPTION
- -------              -----------
 4          - Credit Agreement dated as of December 1, 1994, among K N Energy,
               Inc., The Banks Listed Herein, and Morgan Guaranty Trust Company
               of New York, as Agent.
 27         - Financial Data Schedule