Form 10-Q
period 1996-06-30
K N ENERGY INC
filed 1996-08-12
CIK 54502

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1996
                               ------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ------------------------

Commission File Number                     1-6446
                       --------------------------------------------------------

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

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 28,450,664 shares as of July 31, 1996.

                                                                       Form 10-Q

                       K N ENERGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996
                                     INDEX

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

    Item 6.  Exhibit 4 - Amended and Restated Credit Agreement*

             Exhibit 27 - Financial Data Schedule*

             Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                17



*  Included in SEC EDGAR Filing only.

                                                              Form 10-Q


CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)




                                                                                   JUNE 30       DECEMBER 31
                                                                                     1996           1995
                                                                                  ----------     ----------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . . .          $   25,611     $   22,571
Accounts Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .             181,363        214,963
Material and Supplies, at Average Cost . . . . . . . . . . . . . . . . .               9,942         10,515
Gas in Underground Storage . . . . . . . . . . . . . . . . . . . . . . .               3,573          9,762
Prepaid Gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,765          7,800
Other Prepaid Expenses . . . . . . . . . . . . . . . . . . . . . . . . .              12,857         13,536
Gas Imbalances and Other . . . . . . . . . . . . . . . . . . . . . . . .              31,688         23,880
                                                                                  ----------     ----------
                                                                                     272,799        303,027
                                                                                  ----------     ----------

INVESTMENTS:
Investment in Tom Brown, Inc.  . . . . . . . . . . . . . . . . . . . . .              40,342             --
Investment in Gas and Oil Properties, Net  . . . . . . . . . . . . . . .                  --         36,451
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,802         15,784
                                                                                  ----------     ----------
                                                                                      46,144         52,235
                                                                                  ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Retail Natural Gas Services  . . . . . . . . . . . . . . . . . . . . . .             393,366        373,347
Interstate Transportation and
 Storage Services  . . . . . . . . . . . . . . . . . . . . . . . . . . .             324,934        315,686
Gathering, Processing and Marketing
 Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             682,672        663,754
                                                                                  ----------     ----------
                                                                                   1,400,972      1,352,787

Less Accumulated Depreciation, Depletion
   and Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .             514,826        489,812
                                                                                  ----------     ----------
                                                                                     886,146        862,975
                                                                                  ----------     ----------

DEFERRED CHARGES AND OTHER ASSETS  . . . . . . . . . . . . . . . . . . .              46,146         39,220
                                                                                  ----------     ----------
                                                                                  $1,251,235     $1,257,457
                                                                                  ==========     ==========

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)


                                                                                     JUNE 30          DECEMBER 31
                                                                                       1996              1995
                                                                                    ----------        ----------
                                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Maturities of Preferred Stock
  and Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           $   25,043        $   28,197
Notes Payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               72,500            88,000
Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              145,340           157,340
Accrued Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,173             5,423
Gas Imbalances and Other  . . . . . . . . . . . . . . . . . . . . . . . .               58,644            50,878
                                                                                    ----------        ----------
                                                                                       312,700           329,838
                                                                                    ----------        ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . . .              117,598           112,267
Deferred Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,629            20,823
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34,477            30,356
                                                                                    ----------        ----------
                                                                                       158,704           163,446
                                                                                    ----------        ----------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              307,907           315,564
                                                                                    ----------        ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES  . . . . . . . . . . . . . .               17,738            14,277
                                                                                    ----------        ----------

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION   . . . . . . . . . . . .                   --               572
                                                                                    ----------        ----------

STOCKHOLDERS' EQUITY:
Preferred Stock-
  Authorized - Class A, 200,000 Shares; Class B,
    2,000,000 Shares, All Without Par Value
      Redeemable Solely at Option of Company at
        $105 Per Share - Class A, $5.00 Cumulative
        Series; 70,000 Shares   . . . . . . . . . . . . . . . . . . . . .                7,000             7,000
                                                                                    ----------        ----------

Common Stock-
  Authorized - 50,000,000 Shares, Par Value $5 Per Share,
    Outstanding 28,441,014 and 28,097,749 Shares, Respectively  . . . . .              142,205           140,489
  Additional Paid-in Capital  . . . . . . . . . . . . . . . . . . . . . .              185,529           176,910
  Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .              121,300           109,895
  Deferred Compensation   . . . . . . . . . . . . . . . . . . . . . . . .                 (538)             (222)
  Treasury Stock, at Cost (38,761 and 10,739) Shares,   . . . . . . . . .               (1,310)             (312)
                                                                                    ----------        ----------
    Respectively)
  Total Common Stockholders' Equity   . . . . . . . . . . . . . . . . . .              447,186           426,760
                                                                                    ----------        ----------
  Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . .              454,186           433,760
                                                                                    ----------        ----------
                                                                                    $1,251,235        $1,257,457
                                                                                    ==========        ==========

        The accompanying notes are an integral part of these balance sheets.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(In Thousands, Except Per Share Amounts)


                                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                 JUNE 30                JUNE 30
                                                                           --------------------   -------------------
                                                                             1996        1995       1996       1995
                                                                           --------    --------   --------   --------
OPERATING REVENUES:
Retail Natural Gas Services . . . . . . . . . . . . . . . . . . . . .      $ 39,204    $ 38,895   $126,235   $115,073
Interstate Transportation and Storage Services  . . . . . . . . . . .         5,066       5,165     11,527     12,316
Gathering, Processing and Marketing Services  . . . . . . . . . . . .       232,878     191,717    525,237    400,355
Gas and Oil Production  . . . . . . . . . . . . . . . . . . . . . . .            --       2,328         --      4,419
                                                                           --------    --------   --------   --------
Total Operating Revenues  . . . . . . . . . . . . . . . . . . . . . .       277,148     238,105    662,999    532,163
                                                                           --------    --------   --------   --------

OPERATING COSTS AND EXPENSES:

Gas Purchases and Other Costs of Sales  . . . . . . . . . . . . . . .       194,345     162,411    482,679    363,174
Operations and Maintenance  . . . . . . . . . . . . . . . . . . . . .        42,899      39,161     86,736     83,136
Depreciation, Depletion and Amortization  . . . . . . . . . . . . . .        12,631      12,539     24,830     24,877
Taxes, Other Than Income Taxes  . . . . . . . . . . . . . . . . . . .         5,189       4,728     10,894      9,929
                                                                           --------    --------   --------   --------
Total Operating Costs and Expenses  . . . . . . . . . . . . . . . . .       255,064     218,839    605,139    481,116
                                                                           --------    --------   --------   --------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .        22,084      19,266     57,860     51,047
                                                                           --------    --------   --------   --------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,337)     (8,516)   (16,888)   (17,470)
Minority Interests  . . . . . . . . . . . . . . . . . . . . . . . . .        (1,119)       (254)    (1,665)      (831)
Other, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,196         266      1,871        546
                                                                           --------    --------   --------   --------
Total Other Income and (Deductions) . . . . . . . . . . . . . . . . .        (8,260)     (8,504)   (16,682)   (17,755)
                                                                           --------    --------   --------   --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .        13,824      10,762     41,178     33,292
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,976       3,840     14,823     11,852
                                                                           --------    --------   --------   --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,848       6,922     26,355     21,440
Less Preferred Stock Dividends  . . . . . . . . . . . . . . . . . . .            99         123        199        246
                                                                           --------    --------   --------   --------

EARNINGS AVAILABLE FOR COMMON STOCK . . . . . . . . . . . . . . . . .      $  8,749    $  6,799   $ 26,156   $ 21,194
                                                                           ========    ========   ========   ========

Number of Shares Used in Computing
  Earnings Per Common Share   . . . . . . . . . . . . . . . . . . . .        29,181      28,353     29,055     28,243
                                                                           --------    --------   --------   --------

EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . . .      $   0.30    $   0.24   $   0.90   $   0.75
                                                                           ========    ========   ========   ========

DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . . . . . . . . . .      $   0.26    $   0.25   $   0.52   $   0.50
                                                                           ========    ========   ========   ========


  The accompanying notes are an integral part of these statements of income.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                     -------------------------
                                                                                       1996             1995
                                                                                     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 26,355         $ 21,440
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
   Depreciation, Depletion and Amortization . . . . . . . . . . . . . . . .            24,830           24,877
   Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             5,147            4,266
   Deferred Purchased Gas Costs . . . . . . . . . . . . . . . . . . . . . .             7,844            5,806
   Provisions for Losses on Accounts Receivable . . . . . . . . . . . . . .               123              600
   Changes in Other Working Capital Items . . . . . . . . . . . . . . . . .            34,665           18,536
   Changes in Deferred Revenues . . . . . . . . . . . . . . . . . . . . . .           (14,194)            (634)
   Other, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,453)          10,338
                                                                                     --------         --------

NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . .            83,317           85,229
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (36,967)         (33,818)
Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (7,439)         (13,369)
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,192)          (4,385)
Proceeds from Sale of Facilities  . . . . . . . . . . . . . . . . . . . . .             4,590            2,595
Collections Under Basket Agreement  . . . . . . . . . . . . . . . . . . . .                 6            1,204
Other Funds Used During Construction  . . . . . . . . . . . . . . . . . . .                 -               18
                                                                                     --------         --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . .           (41,002)         (47,755)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) . . . . . . . . . . . . . . . . . . . . . . . . . . .           (15,500)         (14,500)
Long-Term Debt - Retired  . . . . . . . . . . . . . . . . . . . . . . . . .           (11,411)         (14,764)
Common Stock Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,859            4,032
Treasury Stock - Issued . . . . . . . . . . . . . . . . . . . . . . . . . .             4,819            1,213
               - Acquired . . . . . . . . . . . . . . . . . . . . . . . . .            (5,817)            (269)
Cash Dividends   - Common . . . . . . . . . . . . . . . . . . . . . . . . .           (14,751)         (13,879)
                 - Preferred  . . . . . . . . . . . . . . . . . . . . . . .              (199)            (246)
Minority Interests   - Contributions  . . . . . . . . . . . . . . . . . . .                 -            1,031
                     - Distributions  . . . . . . . . . . . . . . . . . . .            (2,275)            (579)
Premium on Debt Re-acquisition and Issue Costs  . . . . . . . . . . . . . .                 -              (35)
                                                                                     --------         --------

NET CASH FLOWS USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . .           (39,275)         (37,996)
                                                                                     --------         --------


Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .             3,040             (522)
Cash and Cash Equivalents at Beginning of Year  . . . . . . . . . . . . . .            22,571           20,613
                                                                                     --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . .          $ 25,611         $ 20,091
                                                                                     ========         ========


The accompanying notes are an integral part of these statements of cash flows.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                      -------------------------
                                                                                       1996              1995
                                                                                      -------           -------
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (NET OF ACQUISITION EFFECTS):
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $33,477          $ 1,050
Material and Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . .               572              843
Gas in Underground Storage. . . . . . . . . . . . . . . . . . . . . . . . .             6,189           20,900
Accounts Payable, Accrued Taxes and Other Current Liabilities . . . . . . .             1,521           (4,573)
Other Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (7,094)             316
                                                                                      -------          -------
                                                                                      $34,665          $18,536
                                                                                      =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
Interest (Net of Amount Capitalized)  . . . . . . . . . . . . . . . . . . .           $16,902          $16,418
                                                                                      =======          =======
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 8,056          $ 6,519
                                                                                      =======          =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 16, 1995, K N's gas transmission affiliate, AOG Gas Transmission Company, L.P., acquired natural gas transmission pipeline and storage assets in Texas. In conjunction with the acquisition, liabilities were assumed as follows:

                                                                                                        1995
                                                                                                      --------
Fair Value of Assets Acquired . . . . . . . . . . . . . . . . . . . . . . .                           $ 13,440
Cash Paid for Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (10,369)
                                                                                                      --------
Liabilities Assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           $  3,071
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

2.       Financing

(A)      Debt

On July 26, 1996, K N sold publicly $125 million of 30-year 7.35% debentures at an all-in cost to the company of 7.40 percent. This debt was issued from the $200 million shelf registration filed with the Securities and Exchange Commission in November 1993. Net proceeds from this financing were used to reduce short-term indebtedness and fund capital expenditures, including costs of acquiring the Pony Express Pipeline (See Note 3(A)).

(B)      Equity

On August 6, 1996, K N sold publicly 1,715,000 million shares of its common stock at $32.25 per share, less offering expenses. The Company applied approximately $8 million of the net proceeds from the offering to redeem and cancel outstanding warrants to purchase a total of 545,200 shares of K N's common stock. The balance of the net proceeds from the offering were used in the same manner as the net proceeds from the debt financing described above in
Note 2(A).

In connection with the sale of K N common stock described above, Cabot Corporation sold 1,850,000 shares of K N common stock. K N did not receive any of the proceeds from the sale of K N common stock by Cabot Corporation. After the sale, Cabot Corporation owned 2,990,186 shares, or 9.9 percent of the common stock of K N, including 642,232 shares of common stock underlying warrants expiring on September 30, 1999.

                                                                       Form 10-Q

3.       Merger and Acquisition

(A)      Pony Express Pipeline

On May 8, 1996, K N Energy, Inc. ("K N") entered into a definitive agreement to purchase a 900-mile crude oil pipeline owned by Amoco Pipeline Company for conversion to natural gas service. Also in May, the Company's regulated interstate pipeline, K N Interstate Gas Transmission Co. ("KNI"), filed with the Federal Energy Regulatory Commission ("FERC") requesting authority to purchase from K N the portion of the line, renamed the Pony Express Pipeline, from Lost Cabin, Wyoming in central Wyoming to Freeman, Missouri near Kansas City. KNI also requested authority to convert the pipeline to natural gas service, install compression and construct additional pipeline facilities. The total cost of the project, including the purchase price, costs to convert the pipeline to natural gas service and to construct a lateral to Rockport, Colorado is expected to be less than $160 million. The pipeline is expected to be in limited service during the first quarter of 1997.

(B)      Gas and Oil Properties

On January 31, 1996, K N and Tom Brown, Inc. ("TBI") closed a transaction pursuant to which K N transferred its stock in K N Production Company, a wholly owned subsidiary of K N, to TBI in exchange for common and convertible preferred stock of TBI. The transaction represents a non-monetary exchange (valued at approximately $36.3 million) of oil and gas assets for accounting purposes. In conjunction with this transaction, K N and TBI formed a limited liability company, owned 55 percent by K N and 45 percent by TBI which performs certain gathering, processing, field, marketing and storage services in a defined area of mutual interest.

4.       TransColorado Project

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

                                                                       Form 10-Q

5.       Regulatory Matters

On February 16, 1996, the Wyoming Public Service Commission issued an order authorizing K N to implement a program to allow approximately 10,500 residential and commercial customers to choose their energy provider from a qualified list of suppliers. This new service commenced on June 1, 1996. K N continues to provide all other utility services and manages the gas supplies for customers in the program.

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

The Company reported second quarter 1996 net income of $8.8 million, or $0.30 per common share after payment of preferred dividends, compared with 1995 second quarter net income of $6.9 million, or $0.24 per common share. For the first six months of 1996, net income was $26.4 million or $0.90 per common share, a 23 percent increase in earnings over 1995's first six month net income of $21.4 million, or $0.75 per common share.

The 1996 improvement in earnings, for both the second quarter and the first six months, is attributable to business expansion, particularly in its interstate pipeline system and gathering and processing activities, corporate restructuring in 1995 and higher prices of natural gas liquids ("NGLs").

RESULTS OF OPERATIONS

Operating results by business segment, consolidated other income and (deductions) and income taxes are discussed below. In January 1996, K N transferred its stock in a gas and oil subsidiary to Tom Brown, Inc. ("TBI"), in exchange for common and convertible preferred stock of TBI. Accordingly, operating results for the gas and oil segment are excluded from the following discussion; this segment reported operating income of $0.5 million in the first six months of 1995. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                                    Form 10-Q

                                                          Second Quarter           First Six Months
                                                         ---------------          ------------------
RETAIL NATURAL GAS SERVICES                              1996       1995          1996          1995
                                                         ----       ----          ----          ----
Operating Revenues -
    Gas Sales                                            $32.6      $34.4         $113.4      $106.3
    Transportation and Other                               7.2        4.7           13.6         9.1
                                                         -----      -----         ------      ------
                                                          39.8       39.1          127.0       115.4
                                                         -----      -----         ------      ------

Operating Costs and Expenses -
    Gas Purchases and Other Costs of Sale                 18.2       18.9           70.3        64.3
    Operations and Maintenance                            13.6       14.2           28.7        28.1
    Depreciation, Depletion and Amortization               3.4        3.1            6.8         6.3
    Taxes, Other Than Income Taxes                         2.0        1.3            3.8         3.2
                                                         -----      -----         ------      ------
                                                          37.2       37.5          109.6       101.9
                                                         -----      -----         ------      ------

Operating Income                                         $ 2.6      $ 1.6         $ 17.4      $ 13.5
                                                         =====      =====         ======      ======

Systems Throughput (Trillion Btus) -
    Gas Sales                                              4.9        6.3           19.7        19.6
    Transportation                                         7.4        5.0           14.3        11.2
                                                         -----      -----         ------      ------
                                                          12.3       11.3           34.0        30.8
                                                         =====      =====         ======      ======

System-Wide Degree Days                                    802      1,018          4,177       3,841
                                                         =====      =====         ======      ======


Operating results during the second quarter of 1996 were favorably impacted by expense reductions made during the 1995 corporate restructuring. During the first quarter of 1996, the effect of 1995 cost savings programs was largely offset by the expense impact of higher systems throughput.


                                                          Second Quarter            First Six Months
                                                         ---------------           -----------------
INTERSTATE TRANSPORTATION AND STORAGE SERVICES           1996       1995            1996       1995
                                                         ----       ----           ------     ------
Operating Revenues -
    Transportation and Storage                           $14.3     $14.0           $ 30.6     $ 29.3
    Natural Gas Liquids and Other                          1.5       1.4              3.5        2.7
                                                         -----     -----           ------     ------
                                                          15.8      15.4             34.1       32.0
                                                         -----     -----           ------     ------

Operating Costs and Expenses -
    Gas Purchases and Other Costs of Sales                 2.0       1.6              4.0        3.2
    Operations and Maintenance                             5.7       6.6             12.7       13.4
    Depreciation, Depletion and Amortization               1.8       1.8              3.6        3.9
    Taxes, Other Than Income Taxes                         0.8       0.7              1.6        1.5
                                                         -----     -----           ------     ------
                                                          10.3      10.7             21.9       22.0
                                                         -----     -----           ------     ------

Operating Income                                         $ 5.5     $ 4.7           $ 12.2     $ 10.0
                                                         =====     =====           ======     ======

Systems Throughput (Trillion Btus)                        34.1      33.4             87.6       72.3
                                                         =====     =====           ======     ======

Natural Gas Liquids (Millions of Gallons)                  3.9       5.0              7.5        8.5
                                                         =====     =====           ======     ======

                                                                Form 10-Q

Firm storage service rates were reduced, effective June 1, 1995, with the transfer of three storage fields to a non-regulated subsidiary. However, this revenue impact was more than offset by increased 1996 systems throughput volumes and customers converting to firm transport from interruptible service. Higher 1996 prices for natural gas liquids offset the second quarter 1996 decline in NGLs recoveries due to plant maintenance. The effect of the 1995 corporate restructuring is reflected in the lower second quarter 1996 operations and maintenance costs.


                                                           Second Quarter           First Six Months
                                                         -----------------         -----------------
                                                          1996       1995           1996       1995
                                                         ------     ------         ------     ------
GATHERING, PROCESSING AND MARKETING SERVICES
Operating Revenues -
    Gas Sales                                            $183.6     $160.5         $435.6     $338.9
    Natural Gas Liquids                                    41.6       28.1           82.2       55.4
    Transportation, Gathering and Other                    21.1       16.5           37.7       32.6
                                                         ------     ------         ------     ------
                                                          246.3      205.1          555.5      426.9
                                                         ------     ------         ------     ------

Operating Costs and Expenses -
    Gas Purchases and Other Costs of Sales                198.6      165.0          461.3      341.9
    Operations and Maintenance                             23.9       18.5           46.0       41.0
    Depreciation, Depletion and Amortization                7.4        6.4           14.4       12.3
    Taxes, Other Than Income Taxes                          2.4        2.4            5.5        4.7
                                                         ------     ------         ------     ------
                                                          232.3      192.3          527.2      399.9
                                                         ------     ------         ------     ------

Operating Income                                         $ 14.0     $ 12.8         $ 28.3     $ 27.0
                                                         ======     ======         ======     ======

Systems Throughput (Trillion Btus) -
    Gas Sales                                              89.9      105.4          205.6      194.5
    Transportation and Gathering                           82.4       65.2          171.3      146.8
                                                         ------     ------         ------     ------
                                                          172.3      170.6          376.9      341.3
                                                         ======     ======         ======     ======

Natural Gas Liquids (Millions of Gallons)                 121.6       91.0          237.6      183.8
                                                         ======     ======         ======     ======


This segment's improved 1996 second quarter and six month operating income largely result from higher prices for NGLs and growth in gathering volumes and NGLs recovered due to the October 1995 acquisition of a processing plant and gathering facilities. Average per gallon prices of NGLs were 11 percent and 15 percent higher during the 1996 second quarter and first six months, respectively, than the comparable 1995 periods. The decline in second quarter 1996 gas sales volumes primarily reflects lower sales to power plants and irrigation customers caused by milder temperatures and wet weather in June. The higher level of 1996 operations and maintenance expenses result from the 1995 acquisition discussed previously.


                                                           Second Quarter           First Six Months
                                                         -----------------         -----------------
                                                          1996       1995           1996        1995
                                                         ------     ------         ------      -----
OTHER INCOME AND (DEDUCTIONS)
    Interest Expense                                     $ (8.3)    $ (8.5)        $(16.9)    $(17.5)
    Minority Interests and Other, Net                         -          -            0.2       (0.3)
                                                         ------     ------         ------      -----
                                                         $ (8.3)    $ (8.5)        $(16.7)    $(17.8)
                                                         ======     ======         ======     ======

                                                                       Form 10-Q

The decline in 1996 interest expense results from a lower amount of long-term debt outstanding. The positive amount for minority interests and other, net in the first six months of 1996 primarily reflects preferred dividends received from TBI. Common and convertible preferred stock was received from TBI in exchange for the Company's gas and oil subsidiary.


                                                           Second Quarter          First Six Months
                                                         ------------------        -----------------
INCOME TAXES                                              1996        1995          1996       1995
                                                         ------      ------        ------     ------
    Provisions                                           $  5.0      $  3.8        $ 14.8     $ 11.9
                                                         ======      ======        ======     ======
    Effective Tax Rate                                     36.0%       35.7%         36.0%      35.6%
                                                         ======      ======        ======     ======


LIQUIDITY AND CAPITAL RESOURCES

The increase in 1996 net cash flows primarily results from the improved operating results. Net cash flows from operations (excluding $8.2 million of gas purchase contract buyouts) for the first six months of 1996 were $91.5 million, or $6.3 million greater than net operating cash flows for the comparable 1995 period. Short-term debt was $72.5 million at June 30, 1996, compared to $88.0 million and $45.5 million at December 31, 1995 and June 30, 1995, respectively.

In July 1996, the Company consummated the first phase of its purchase of a 900-mile pipeline from Amoco Pipeline Company. The second and final phases of this purchase are expected to close during the third and fourth quarters. The total net cost of the Pony Express Pipeline is estimated at $155 million; approximately 75 percent of the costs will be incurred in 1996, with the remainder in 1997.

K N sold $125 million of debentures in July, bearing an interest rate of 7.35 percent with a 30-year maturity. In August, K N sold 1.715 million shares of its common stock in a public offering. The proceeds of these two financings, net to K N, will be used to finance capital expenditures, including the Pony Express Pipeline, and to reduce short-term debt.

                                                                       Form 10-Q

OTHER INFORMATION

Item 1.   Legal Proceedings

Grynberg v. K N, et al.

As reported in the Company's Annual Report on Form 10-K, on October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company ("KNPC") and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. No specific monetary damages have been claimed, although Grynberg has requested that any actual damages awarded be trebled. In addition, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from the Company's natural gas gathering and transportation system in northwest Colorado. In an unrelated transaction, K N's exploration, production and development properties owned by KNPC were transferred to a third party in January 1996. The Company has indemnified the third party for any potential claims by Grynberg related to this litigation.

On August 13, 1993, the United States District Court, District of Colorado, stayed this proceeding pending exhaustion of appeals in a related state court action involving the same plaintiff. The related state court action, which primarily involves a gas contract pricing dispute, was remanded to the state district court by the state court of appeals on June 13, 1996. The United States District Court lifted the stay in the above captioned case on July 11, 1996. Discovery is ongoing. No trial date has been set. The Company believes it has a meritorious position in these matters, and does not expect these lawsuits to have a material adverse effect on the Company's financial position or results of operations.

                                                                       Form 10-Q

Environmental Matters

As reported in the Company's Annual Report on Form 10-K, pursuant to certain acquisition agreements in 1989 and 1992, The Maple Gas Corporation and Cabot Corporation ("Cabot"), the Company's largest stockholder, indemnified the Company for certain environmental liabilities. Issues have arisen concerning Cabot's indemnification obligations; however, in conjunction with the merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters, which was set to expire in June 1996. The parties have agreed to extend the standstill agreement to December 31, 1996. The Company is in the process of performing additional environmental audits on the affected properties, and is unable to estimate its potential exposure for such liabilities at this time. The Company believes it will be able to reach agreement with Cabot and does not expect this matter to have a material adverse impact on the Company's financial position or results of operations.

For information relating to other legal proceedings see Notes 4 and 5 of Notes to Consolidated Financial Statements on Pages 41-44 of the 1995 Annual Report on Form 10-K.

Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits

 4 - Amended and Restated Credit Agreement

27 - Financial Data Schedule

(B)       Reports on Form 8-K

On July 26, 1996, a Current Report on Form 8-K was filed to report that on that date K N Energy, Inc. sold $125 million of its 7.35% Debentures due August 1, 2026 pursuant to an underwritten public offering.

On August 6, 1996, a Current Report on Form 8-K was filed to report that on that date K N Energy, Inc. sold up to 1,715,000 shares of its common stock pursuant to an underwritten public offering, and that Cabot Corporation sold an additional 1,850,000 shares of K N Energy, Inc. common stock pursuant to such offering.

                                                                       Form 10-Q



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 K N ENERGY, INC.
                                 (Registrant)



August 12, 1996                  /s/ Clyde E. McKenzie
                                 --------------------------------------------
                                 Clyde E. McKenzie
                                 Vice President and Chief Financial Officer
                                 (On Behalf of the Registrant and as
                                 Principal Financial and Accounting Officer)

                                                                     Form 10-Q

                                 EXHIBIT INDEX

Exhibit
  No.               Description
- -------             -----------
   4    - Amended and Restated Credit Agreement

  27    - Financial Data Schedule