Form 10-Q
period 1996-09-30
K N ENERGY INC
filed 1996-11-08
CIK 54502

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                               ------------------------------------------------
                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission File Number                1-6446
                       --------------------------------------------------------

                           K N ENERGY, INC.
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        Kansas                                          48-0290000
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

         370 Van Gordon Street
  P.O. Box 281304, Lakewood, Colorado                     80228-8304
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (303) 989-1740
------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X                 No
                    ---------                ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 30,203,996 shares as of October 31, 1996.

                                                               Form 10-Q

                    K N ENERGY, INC. AND SUBSIDIARIES
                                FORM 10-Q
                     QUARTER ENDED SEPTEMBER 30, 1996
                                  INDEX

PART I.  FINANCIAL INFORMATION
                                                                       Page Number
                                                                       -----------
  Item 1.   Financial Statements

             Consolidated Balance Sheets (Unaudited). . . . . . .         3 & 4
             Consolidated Statements of Income
               (Unaudited). . . . . . . . . . . . . . . . . . . .         5
             Consolidated Statements of Cash Flows
               (Unaudited). . . . . . . . . . . . . . . . . . . .         6 & 7
             Notes to Consolidated Financial Statements . . . . .         8 & 9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .         10 - 12

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .         13

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .         14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15

                                                                      Form 10-Q


CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)


                                                                September 30    December 31
                                                            1996            1995
                                                        ------------     -----------
                                                        (Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents. . . . . . . . . . . . .      $   20,074       $   22,571
Accounts Receivable. . . . . . . . . . . . . . . .         160,436          214,963
Material and Supplies, at Average Cost . . . . . .           8,523           10,515
Gas in Underground Storage . . . . . . . . . . . .          12,320            9,762
Prepaid Gas. . . . . . . . . . . . . . . . . . . .           9,707            7,800
Other Prepaid Expenses . . . . . . . . . . . . . .          13,025           13,536
Gas Imbalances and Other . . . . . . . . . . . . .          41,768           23,880
                                                        ----------       ----------
                                                           265,853          303,027
                                                        ----------       ----------
Investments:
Investment in Tom Brown, Inc.  . . . . . . . . . .          43,305               --
Investment in Gas and Oil Properties, Net. . . . .              --           36,451
Other. . . . . . . . . . . . . . . . . . . . . . .           6,580           15,784
                                                        ----------       ----------
                                                            49,885           52,235
                                                        ----------       ----------

Property, Plant And Equipment, At Cost:
Retail Natural Gas Services. . . . . . . . . . . .         411,304          373,347
Interstate Transportation and Storage Services . .         396,808          315,686
Gathering, Processing and Marketing Services . . .         692,924          663,754
                                                        ----------       ----------
                                                         1,501,036        1,352,787
                                                        ----------       ----------

Less Accumulated Depreciation, Depletion
 and Amortization. . . . . . . . . . . . . . . . .         526,141          489,812
                                                        ----------       ----------
                                                           974,895          862,975
                                                        ----------       ----------

Deferred Charges And Other Assets. . . . . . . . .          53,860           39,220
                                                        ----------       ----------
                                                        $1,344,493       $1,257,457
                                                        ==========       ==========

The accompanying notes are an integral part of these balance sheets.

                                                                      Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                                September 30    December 31
                                                            1996            1995
                                                         ------------    -----------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Preferred Stock
 and Long-Term Debt. . . . . . . . . . . . . . . .       $   23,346       $   28,197
Notes Payable. . . . . . . . . . . . . . . . . . .           15,000           88,000
Accounts Payable . . . . . . . . . . . . . . . . .          117,047          157,340
Accrued Taxes. . . . . . . . . . . . . . . . . . .           18,328            5,423
Gas Imbalances and Other . . . . . . . . . . . . .           58,063           50,878
                                                         ----------       ----------
                                                            231,784          329,838
                                                         ----------       ----------

Deferred Liabilities, Credits and Reserves:
Deferred Income Taxes. . . . . . . . . . . . . . .          120,378          112,267
Deferred Revenues. . . . . . . . . . . . . . . . .            3,925           20,823
Other. . . . . . . . . . . . . . . . . . . . . . .           28,508           30,356
                                                         ----------       ----------
                                                            152,811          163,446
                                                         ----------       ----------

Long-Term Debt . . . . . . . . . . . . . . . . . .          432,094          315,564
                                                         ----------       ----------

Minority Interests in Equity of Subsidiaries . . .           18,310           14,277
                                                         ----------       ----------

Preferred Stock Subject To Mandatory Redemption. .               --              572
                                                         ----------       ----------
Stockholders' Equity:
Preferred Stock-
 Authorized - Class A, 200,000 Shares; Class B,
   2,000,000 Shares, Without Par Value
 Redeemable Solely at Option of Company at
   $105 Per Share - Class A, $5.00 Cumulative
   Series; 70,000 Shares . . . . . . . . . . .               7,000            7,000

Common Stock-
  Authorized - 50,000,000 Shares, Par Value
    $5 Per Share, Outstanding - 30,202,933
    and 28,097,749 Shares, Respectively. . . . . .          151,015          140,489
  Additional Paid-in Capital . . . . . . . . . . .          225,174          176,910
  Retained Earnings. . . . . . . . . . . . . . . .          127,051          109,895
  Deferred Compensation. . . . . . . . . . . . . .             (478)            (222)
  Treasury Stock, at Cost (7,659 and
    10,739 Shares, Respectively) . . . . . . . . .             (268)            (312)
                                                         ----------       ----------
  Total Common Stockholders' Equity. . . . . . . .          502,494          426,760
                                                         ----------       ----------
  Total Stockholders' Equity . . . . . . . . . . .          509,494          433,760
                                                         ----------       ----------
                                                         $1,344,493       $1,257,457
                                                         ==========       ==========


The accompanying notes are an integral part of these balance sheets.

                                                                      Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30              September 30
                                                                 ------------------       -------------------
                                                                1996            1995     1996             1995
                                                                ----            ----     ----             ----
Operating Revenues:
Retail Natural Gas Services. . . . . . . . . . . . . .          $ 32,647    $ 45,359     $158,882     $160,432
Interstate Transportation and Storage Services . . . .             6,092       4,206       17,619       16,522
Gathering, Processing and Marketing Services . . . . .           265,578     197,575      790,815      597,930
Gas and Oil Production . . . . . . . . . . . . . . . .                --       1,836           --        6,255
                                                                --------   ---------     --------     --------
Total Operating Revenues . . . . . . . . . . . . . . .           304,317     248,976      967,316      781,139
                                                                --------   ---------     --------     --------

Operating Costs And Expenses:
Gas Purchases and other Costs of Sales . . . . . . . .           211,514     159,853      694,193      523,027
Operations and Maintenance . . . . . . . . . . . . . .            44,489      46,007      131,225      129,143
Depreciation, Depletion and Amortization . . . . . . .            13,602      12,537       38,432       37,414
Taxes, Other Than Income Taxes . . . . . . . . . . . .             4,555       4,606       15,449       14,535
                                                                --------    --------     --------     --------
Total Operating Costs and Expenses . . . . . . . . . .           274,160     223,003      879,299      704,119
                                                                --------    --------     --------     --------

Operating Income . . . . . . . . . . . . . . . . . . .            30,157      25,973       88,017       77,020
                                                                --------    --------     --------     --------

Other Income And (Deductions):
Interest Expense . . . . . . . . . . . . . . . . . . .            (9,321)     (8,176)     (26,209)     (25,646)
Minority Interests . . . . . . . . . . . . . . . . . .              (581)       (341)      (2,246)      (1,172)
Other, Net . . . . . . . . . . . . . . . . . . . . . .             1,141         912        3,012        1,458
                                                                --------    --------     --------     --------

Total Other Income and (Deductions). . . . . . . . . .            (8,761)     (7,605)     (25,443)     (25,360)
                                                                --------    --------     --------     --------

Income Before Income Taxes . . . . . . . . . . . . . .            21,396      18,368       62,574       51,660
Income Taxes . . . . . . . . . . . . . . . . . . . . .             7,703       6,539       22,526       18,391
                                                                --------    --------     --------     --------

Net Income . . . . . . . . . . . . . . . . . . . . . .            13,693      11,829       40,048       33,269
Less Preferred Stock Dividends . . . . . . . . . . . .                99         123          298          369
                                                                --------    --------     --------     --------

Earnings Available For Common Stock. . . . . . . . . .          $ 13,594    $ 11,706     $ 39,750     $ 32,900
                                                                ========    ========     ========     ========

Number of Shares Used in Computing
    Earnings Per Common Share. . . . . . . . . . . . .            30,046      28,472       29,216       28,303
                                                                --------    --------     --------     --------

Earnings Per Common Share. . . . . . . . . . . . . . .          $   0.46    $   0.41    $   1. 36     $   1.16
                                                                ========    ========    =========     ========

Dividends Per Common Share . . . . . . . . . . . . . .          $   0.26    $   0.25    $   0.78      $   0.75
                                                                ========    ========    ========      ========

The accompanying notes are an integral part of these statements.

                                                                      Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries

                                                                  Nine Months Ended
                                                                     September 30
                                                               -----------------------
                                                               1996               1995
                                                               ----               ----
                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . . .        $ 40,048       $ 33,269
Adjustments to Reconcile Net Income to Net Cash From
 Operating Activities:
  Depreciation, Depletion and Amortization. . . . . . .          38,432         37,414
  Deferred Income Taxes . . . . . . . . . . . . . . . .           7,823          6,583
  Deferred Purchased Gas Costs. . . . . . . . . . . . .           1,939          2,887
  Provisions for Losses on Accounts Receivable. . . . .             284            826
  Changes in Other Working Capital Items. . . . . . . .          13,033         59,532
  Changes in Deferred Revenues. . . . . . . . . . . . .         (16,898)        (2,211)
  Other, Net. . . . . . . . . . . . . . . . . . . . . .         (14,481)        (9,286)
                                                               --------       --------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES . . . .          70,180        129,014
                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures. . . . . . . . . . . . . . . . . .         (74,193)       (53,107)
Acquisitions. . . . . . . . . . . . . . . . . . . . . .         (64,234)       (15,914)
Investments . . . . . . . . . . . . . . . . . . . . . .          (3,326)        (3,818)
Proceeds From Sale of Facilities. . . . . . . . . . . .           5,016          2,766
Collections Under Basket Agreement. . . . . . . . . . .               6          1,237
Other Funds Used During Construction. . . . . . . . . .             591            103
                                                               --------       --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . . . .        (136,140)       (68,733)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) . . . . . . . . . . . . . . . . .         (73,000)       (28,000)
Long-Term Debt - Issued . . . . . . . . . . . . . . . .         125,000             --
               - Retired. . . . . . . . . . . . . . . .         (13,935)       (17,058)
Common Stock Issued . . . . . . . . . . . . . . . . . .          52,685          6,343
Treasury Stock - Issued . . . . . . . . . . . . . . . .           4,858          1,849
               - Acquired . . . . . . . . . . . . . . .          (5,997)        (1,041)
Cash Dividends - Common . . . . . . . . . . . . . . . .         (22,594)       (20,534)
               - Preferred. . . . . . . . . . . . . . .            (298)          (369)
Minority Interests - Contributions. . . . . . . . . . .              21          2,868
                   - Distributions. . . . . . . . . . .          (2,339)        (2,018)
Premium on Debt Reacquisition and Issue Costs . . . . .            (938)           (35)
                                                               --------       --------

NET CASH FLOWS PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES. . . . . . . . . . . . . . . . .          63,463        (57,995)
                                                               --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents. .          (2,497)         2,286
Cash and Cash Equivalents at Beginning of Year. . . . .          22,571         20,613
                                                               --------       --------

Cash and Cash Equivalents at End of Period. . . . . . .        $ 20,074       $ 22,899
                                                               ========       ========


The accompanying notes are an integral part of these statements.

                                                                      Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries

                                                          Nine Months Ended
                                                             September 30
                                                       -----------------------
                                                       1996               1995
                                                       ----               ----
                                                            (In Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (Net of Effects from Acquisitions):
Accounts Receivable. . . . . . . . . . . . . . .       $ 55,219       $  6,766
Material and Supplies. . . . . . . . . . . . . .          2,533           (346)
Gas in Underground Storage . . . . . . . . . . .         (2,558)        21,816
Accounts Payable, Accrued Taxes and
 Other Current Liabilities . . . . . . . . . . .        (15,181)        12,684
Other Current Assets . . . . . . . . . . . . . .        (26,980)        18,612
                                                       --------       --------
                                                       $ 13,033       $ 59,532
                                                       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
 Interest (Net of Amount Capitalized). . . . . .       $ 25,939       $ 27,774
                                                       ========       ========
 Income Taxes. . . . . . . . . . . . . . . . . .       $  8,955       $  7,519
                                                       ========       ========

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

2.   Financing

(A)  Long-Term Debt

On July 26, 1996, K N Energy, Inc. ("K N") sold publicly $125 million of 30-year 7.35% debentures at an all-in cost to the company of 7.40 percent. This debt was issued from the $200 million shelf registration filed with the Securities and Exchange Commission in November 1993. Net proceeds from this financing were used to reduce short-term indebtedness and fund capital expenditures, including costs of acquiring the Pony Express Pipeline (See
Note 3(A)).

(B)  Common Stock

On August 6, 1996, K N sold publicly 1,715,000 million shares of its common stock at $32.25 per share, less offering expenses. K N applied approximately $8 million of the net proceeds from the offering to redeem and cancel outstanding warrants to purchase a total of 545,200 shares of K N's common stock. The balance of the net proceeds from the offering were used in the same manner as the net proceeds from the debt financing described above in
Note 2(A).

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

                                                                      Form 10-Q
3.   Merger and Acquisition

(A)  Pony Express Pipeline

On May 8, 1996, K N entered into a definitive agreement to purchase a 900-mile crude oil pipeline owned by Amoco Pipeline Company for conversion to natural gas service. Also in May, one of K N's regulated interstate pipeline subsidiaries, K N Interstate Gas Transmission Co. ("KNI"), filed with the Federal Energy Regulatory Commission ("FERC") requesting authority to purchase from K N the portion of the line, renamed the Pony Express Pipeline, from Lost Cabin, Wyoming in central Wyoming to Freeman, Missouri near Kansas City. KNI also requested authority to convert the pipeline to natural gas service, install compression and construct additional pipeline facilities. The total cost of the project, including the purchase price, costs to convert the pipeline to natural gas service and to construct a lateral to Rockport, Colorado is expected to be less than $160 million. The pipeline is expected to begin operations during the second quarter of 1997.

(B)  Gas and Oil Properties

On January 31, 1996, K N and Tom Brown, Inc. ("TBI") closed a transaction pursuant to which K N transferred its stock in K N Production Company, a wholly owned subsidiary of K N, to TBI in exchange for common and convertible preferred stock of TBI. The transaction represents a non-monetary exchange (valued at approximately $36.3 million) of oil and gas assets for accounting purposes. In conjunction with this transaction, K N and TBI formed a limited liability company, owned 55 percent by K N and 45 percent by TBI, which performs certain gathering, processing, field, marketing and storage services in a defined area of mutual interest.

4.   TransColorado Project

Agreements have been executed providing for the construction and operation of a new unregulated gas treating plant in southwestern Colorado to be owned by affiliates of K N and El Paso Natural Gas Company. The treating plant will tie into Phase I (New Mexico prebuild) of the TransColorado pipeline. On September 30, 1996, the FERC approved TransColorado Gas Transmission Company's application to construct Phase I of the project which consists of 22.5 miles of 24-inch pipeline and 2.5 miles of 16-inch lateral pipeline. Both the pipeline and plant, which have a combined capital cost of approximately $30 million and a design capacity to handle up to 120,000 MMBtu per day, are expected to be in service by the end of 1996.

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

                                                                      Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

The Company reported third quarter 1996 net income of $13.7 million, or $0.46 per common share after payment of preferred dividends, compared with 1995 third quarter net income of $11.8 million, or $0.41 per common share. For the first nine months of 1996, net income was $40.0 million or $1.36 per common share, an increase in net income of 20 percent over the comparable 1995 period's net income of $33.3 million or $1.16 per common share.

Third quarter 1996 operating results were adversely impacted by low demand for irrigation sales and transportation services due to abnormally heavy rainfall throughout the Company's service territories. This impact was more than offset by higher 1996 prices for natural gas liquids ("NGLs"), expense savings due to the 1995 corporate restructuring and the sale of gas held in an unregulated storage field. The 1996 year-to-date improvement in earnings is primarily attributable to business growth on the interstate pipeline system and in gathering and processing activities and higher prices for NGLs.

RESULTS OF OPERATIONS

Operating results by business segment, consolidated other income and (deductions) and income taxes are discussed below. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                         Third Quarter       First Nine Months
                                                         -------------       -----------------
                                                       1996         1995     1996         1995
                                                       ----         ----     ----         ----
Retail Natural Gas Services
Operating Revenues -
    Gas Sales . . . . . . . . . . . . . . . . . .      $22.6       $38.7     $136.0     $145.0
    Transportation and Other. . . . . . . . . . .       10.3        10.1       23.9       19.2
                                                       -----       -----     ------     ------
                                                        32.9        48.8      159.9      164.2
                                                       -----       -----     ------     ------

Operating Costs and Expenses -
    Gas Purchases and Other Costs of Sales. . . .       13.2        21.3       83.5       85.6
    Operations and Maintenance. . . . . . . . . .       14.8        17.0       45.1       45.9
    Depreciation, Depletion and Amortization. . .        2.7         2.9        8.2        8.4
    Taxes, Other Than Income Taxes. . . . . . . .        0.7         1.4        4.3        4.6
                                                       -----       -----     ------     ------
                                                        31.4        42.6      141.1      144.5
                                                       -----       -----     ------     ------

Operating Income. . . . . . . . . . . . . . . . .      $ 1.5       $ 6.2     $ 18.8     $ 19.7
                                                       =====       =====     ======     ======

Systems Throughput (Trillion Btus) -
    Gas Sales . . . . . . . . . . . . . . . . . .        4.8         8.6       24.5       28.2
    Transportation. . . . . . . . . . . . . . . .       10.7         9.8       25.0       21.0
                                                       -----       -----     ------     ------
                                                        15.5        18.4       49.5       49.2
                                                       =====       =====     ======     ======

Third quarter 1996 operating results were adversely impacted by a 4.3 trillion Btu decline, compared to the 1995 third quarter, in sales and transportation deliveries to irrigation customers resulting from an abnormally wet summer. This adversity was partially offset by tight expense controls and cost savings from the 1995 corporate restructuring. Year-to-date 1996 operating income lags the comparable 1995

                                                                     Form 10-Q
period by only $0.9 million due to favorable 1996 winter weather and the impact on 1996 expenses of the 1995 corporate restructuring.

                                                         Third Quarter       First Nine Months
                                                         -------------       -----------------
                                                       1996         1995     1996         1995
                                                       ----         ----     ----         ----
Interstate Transportation and Storage Services
Operating Revenues -
  Transportation and Storage. . . . . . . . . . .      $15.5       $14.3     $ 46.1       $ 43.6
  Natural Gas Liquids and Other . . . . . . . . .        2.3         1.3        5.8          4.0
                                                       -----       -----     ------       ------
                                                        17.8        15.6       51.9         47.6
                                                       -----       -----     ------       ------

Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales. . . . .        2.6         2.0        6.6          5.2
  Operations and Maintenance. . . . . . . . . . .        6.6         8.0       18.9         21.1
  Depreciation, Depletion and Amortization. . . .        2.7         1.8        6.5          5.9
  Taxes, Other Than Income Taxes. . . . . . . . .        0.6         0.6        2.3          2.1
                                                       -----       -----     ------       ------
                                                        12.5        12.4       34.3         34.3
                                                       -----       -----     ------       ------

Operating Income. . . . . . . . . . . . . . . . .      $ 5.3       $ 3.2     $ 17.6       $ 13.3
                                                       =====       =====     ======       ======

Systems Throughput (Trillion Btus). . . . . . . .       34.5        39.1      122.1        111.4
                                                       =====       =====     ======       ======

Natural Gas Liquids (Millions of Gallons) . . . .        5.2         4.0       12.7          12.5
                                                       =====       =====     ======       =======

The reduction in this segment's 1996 third quarter throughput volumes was primarily caused by the significant decline in irrigation deliveries to the retail segment's customers. Transportation and storage revenues were not adversely impacted by the decline in throughput volumes, as demand charges are a significant component of these revenues. Higher 1996 NGLs recoveries and prices and the effect of the 1995 corporate restructuring combined to produce the reported 1996 improvements in operating income.

                                                         Third Quarter       First Nine Months
                                                         -------------       -----------------
                                                       1996         1995     1996         1995
                                                       ----         ----     ----         ----
Gathering, Processing and Marketing Services
Operating Revenues -
  Gas Sales. . . . . . . . . . . . . . . . . . . .     $210.4     $166.1     $646.0     $505.0
  Natural Gas Liquids. . . . . . . . . . . . . . .       42.3       26.4      124.5       81.8
  Transportation, Gathering and Other. . . . . . .       25.6       16.6       63.3       49.2
                                                       ------     ------     ------     ------
                                                        278.3      209.1      833.8      636.0
                                                       ------     ------     ------     ------

Operating Costs and Expenses -
   Gas Purchases and Other Costs of Sales. . . . .      220.4      161.3      681.7      503.2
   Operations and Maintenance. . . . . . . . . . .       23.1       21.3       68.0       61.8
   Depreciation, Depletion and Amortization. . . .        8.3        6.8       23.7       19.7
   Taxes, Other Than Income Taxes. . . . . . . . .        3.2        2.5        8.8        7.2
                                                       ------     ------     ------     ------
                                                        255.0      191.9      782.2      591.9
                                                       ------     ------     ------     ------

Operating Income . . . . . . . . . . . . . . . . .     $ 23.3     $ 17.2     $ 51.6     $ 44.1
                                                       ======     ======     ======     ======

Systems Throughput (Trillion Btus) -
    Gas Sales. . . . . . . . . . . . . . . . . . .      106.9       97.7       312.5      292.2
    Transportation and Gathering . . . . . . . . .       81.4       92.7       252.7      239.5
                                                       ------     ------      ------     ------
                                                        188.3      190.4       565.2      531.7
                                                       ======     ======      ======     ======

Natural Gas Liquids (Millions of Gallons). . . . .      108.5       91.5       346.1      275.3
                                                       ======     ======      ======     ======

                                                                      Form 10-Q

This segment's third quarter 1996 operating results were also unfavorably impacted by significantly lower irrigation demand. However, this impact was more than offset by higher NGLs prices, the sale of gas held in an unregulated storage field and positive contributions from the joint venture alliance, Wildhorse Energy Partners, LLC, with natural gas producer Tom Brown, Inc. These same positive factors account for the $7.5 million increase in the first nine months of 1996's operating income over the comparable 1995 period.

                                                        Third Quarter      First Nine Months
                                                        -------------      -----------------
                                                      1996         1995    1996         1995
                                                      ----         ----    ----         ----
Other Income and (Deductions)
 Interest Expense . . . . . .  . . . . . . . .        $(9.3)       $(8.2)  $(26.2)    $(25.6)
 Minority Interests and Other, Net . . . . . .          0.5          0.5      0.8        0.2
                                                      -----        -----   ------     ------
                                                      $(8.8)       $(7.6)  $(25.4)    $(25.4)
                                                     ======       =====   ======     ======

Higher 1996 interest expense results from the issuance of $125 million of debentures in late July.

                                                       Third Quarter      First Nine Months
                                                       -------------      -----------------
                                                     1996         1995    1996         1995
                                                     ----         ----    ----         ----
Income Taxes
 Provisions . . . . . . . . . . . . . . . . .        $ 7.7       $ 6.5    $ 22.5       $ 18.4
                                                     =====       =====    ======       ======
 Effective Tax Rate . . . . . . . . . . . . .         36.0%       35.6%     36.0%        35.6%
                                                     =====       =====    ======       ======

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 1996, net cash flows from operations were $70.2 million, compared with net operating cash flows of $129.0 million for the first nine months of 1995. The decline in 1996 net operating cash flows primarily results from disbursements to buy-out or resolve high cost gas purchase contracts and lower utilization of storage gas due to significantly lower 1996 irrigation demand. Storage gas not utilized during the third quarter of 1996 will benefit cash flows during the 1996-1997 winter period.

Short-term debt was $15.0 million at September 30, 1996, compared to $88.0 million and $32.0 million at December 31, 1995 and September 30, 1995, respectively. In July 1996, K N sold $125 million of debentures; in August, K N sold 1.715 million shares of its common stock in a public offering. The net proceeds from these two financings were used to fund acquisitions and capital expenditures, and to reduce short-term debt. No additional financings are planned in 1996.

                                                                      Form 10-Q

OTHER INFORMATION

Item 1.   Legal Proceedings

Grynberg v. K N et al.

As reported in the Company's Annual Report on Form 10-K, on October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against K N, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the defendant companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. The Company's potential liability for monetary damages and the amount of such damages, if any, are subject to dispute between the parties; however, the Company believes it has a meritorious position in these matters, and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations.

Grynberg v. Alaska Pipeline Company, et al.

On July 26, 1996 K N and Rocky Mountain Natural Gas Company ("RMNG"), along with over 70 other natural gas pipeline companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Mr. Grynberg and declined to intervene in the action, allowing Mr. Grynberg to proceed on his own. No specific claims have been made against K N or RMNG, and no specific monetary damages have been claimed. No trial date has been set. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations.

                                                                      Form 10-Q

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits

27 - Financial Data Schedule

(B)  Reports on Form 8-K

On September 11, 1996, a Current Report on Form 8-K was filed to report that on September 10, 1996 Tom Brown, Inc. and K N Energy, Inc., through their joint venture Wildhorse Energy Partners, LLC, announced the execution of a definitive Purchase and Sale Agreement with Williams Field Services Company and Williams Gas Processing Company (together "Willams") providing for the purchase of Williams' gathering and processing assets in western Colorado and eastern Utah. The closing is expected to occur by the end of November 1996.

                                                                      Form 10-Q

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    K N ENERGY, INC. (Registrant)


November 8, 1996                    /s/  Clyde E. McKenzie
                                    -------------------------------------------
                                    Clyde E. McKenzie
                                    Vice President and Chief Financial Officer
                                    (On Behalf of the Registrant and as
                                    Principal Financial and Accounting Officer)

                                                                      Form 10-Q


                               EXHIBIT INDEX


Exhibit
  No.           Description
-------         -----------
  27            Financial Data Schedule