Form 10-K405
period 1996-12-31
K N ENERGY INC
filed 1997-03-11
CIK 54502

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1996
                            -------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number        1-6446
                      ----------------------------------------------------------

                              K N ENERGY, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Kansas                                           48-0290000
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


     370 Van Gordon Street
     P.O. Box 281304, Lakewood, Colorado                    80228-8304
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (303) 989-1740
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
       Title of each class                                which registered
 ------------------------------------                ------------------------
 Common stock, par value $5 per share                New York Stock Exchange
 Preferred share purchase rights                     New York Stock Exchange

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                Preferred stock, Class A $5 cumulative series
--------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X         No
                                                  -------        -------

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

                   $1,242,579,190 as of February 14, 1997
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares; outstanding
30,645,962 shares as of February 14, 1997
--------------------------------------------------------------------------------

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

1997 Proxy Statement                                                    Part III

================================================================================

                       K N ENERGY, INC. AND SUBSIDIARIES
                 Documents Incorporated by Reference and Index

                                                                                                               Page Number
                                                                                                               -----------
                                                                                                        1997 Proxy        Included
                                                                                                        Statement          Herein
                                                                                                        ----------        -------
                                    PART I
                                    ------
ITEMS 1 & 2:  BUSINESS AND PROPERTIES .................................................................                     3-14
ITEM 3:       LEGAL PROCEEDINGS .......................................................................                     14-17
ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              No matters were submitted to a vote of security holders during the last quarter of 1996.
              EXECUTIVE OFFICERS OF THE REGISTRANT ....................................................                     18-19

                                   PART II
                                   -------
ITEM 5:       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS .....................................................................                     20
ITEM 6:       SELECTED FINANCIAL DATA .................................................................                     21
ITEM 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .....................................................                     22-29
ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              Report of Independent Public Accountants ................................................                     30
              Consolidated Statements of Income for the Three
                 Years Ended December 31, 1996, 1995 and 1994 .........................................                     31
              Consolidated Balance Sheets as of December 31, 1996 and 1995 ............................                     32
              Consolidated Statements of Common Stockholders' Equity
                 for the Three Years Ended December 31, 1996, 1995 and 1994                                                 33
              Consolidated Statements of Cash Flows for the Three
                 Years Ended December 31, 1996, 1995 and 1994 .........................................                     34
              Notes to Consolidated Financial Statements ..............................................                     35-56
              Selected Quarterly Financial Data (Unaudited) ...........................................                     57
ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE
                 There were no such matters during 1996.

                                   PART III
                                   --------
ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................  3-6*,7-18*
ITEM 11:      EXECUTIVE COMPENSATION ..................................................................  7-18*
ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..........................  3-6*,17-18*,21-22*
ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................................  6-7*

                                   PART IV
                                   -------
ITEM 14:      EXHIBITS AND REPORTS ON FORM 8-K
              (a) 1.  Financial Statements
                            Reference is made to the listing of financial statements and supplementary data under Item 8 in Part II of this index.

                  2.  Financial Statement Schedules
                        None
                  3.  Exhibits
                        Exhibit Index..................................................................                     63-65
                        List of Executive Compensation Plans and Arrangements..........................                     59-60
                        Exhibit 12 - Ratio of Earnings to Fixed Charges ...............................                     66
                        Exhibit 13 - 1996 Annual Report to Shareholders** .............................                     67
                        Exhibit 21 - Subsidiaries of the Registrant....................................                     68
                        Exhibit 23 - Consent of Independent Public Accountants ........................                     69
                        Exhibit 27 - Financial Data Schedule***
              (b) Reports on Form 8-K .................................................................                     61

SIGNATURES ............................................................................................                     62



     Note: Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.

*   Incorporated herein by reference.
** Such report is being furnished for the information of the Securities and Exchange Commission ("SEC") only and is not to be deemed filed as a part of this annual report on Form 10-K.
*** Included in SEC copy only.

                                    PART I

ITEMS 1 and 2: BUSINESS and PROPERTIES

     As used in this report, the term "K N" means K N Energy, Inc., and the term "Company" means collectively K N Energy, Inc., and its subsidiaries, unless the context requires a different meaning. (See "Subsidiaries of the Registrant" in Exhibit 21.)

     All volumes of natural gas referred to herein are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. The term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, and the term "Bcf" means billion cubic feet. The term "MMBtus" means million British thermal units ("Btus"). "NGLs" refers to natural gas liquids, which consist of ethane, propane, butane, iso-butane, and natural gasoline. The term "Bbls" means barrels. As used herein, "throughput" refers to volumes of gas sold by the Company and gas transported on the Company's systems for third parties.

(A)  General Description

     The Company is an integrated energy services company with operations that include natural gas gathering, processing, marketing, field services, storage, transportation and energy commodity sales of natural gas and NGLs and power marketing. The Company also sells innovative products and services, such as its Simple Choice(sm) menu of products and call center services designed for consumers, utilities and commercial entities.

     In 1996, K N purchased a crude oil pipeline for conversion to natural gas service. This Pipeline, renamed the Pony Express Pipeline ("Pony Express"), runs from Lost Cabin, Wyoming, in central Wyoming to Freeman, Missouri, near Kansas City (See Transportation on page 8).

     On January 31, 1996, K N and Tom Brown, Inc. ("TBI") closed a transaction, effective January 1, 1996 , pursuant to which K N transferred its stock in K N Production Company ("KNPC") a wholly owned subsidiary of K N, to TBI in exchange for common and convertible preferred stock of TBI. In conjunction with this transaction, K N and TBI formed a limited liability company, named Wildhorse Energy Partners, LLC ("Wildhorse"), owned 55 percent by K N and 45 percent by TBI, which performs certain gathering, processing, field, marketing and storage services in the mid-continent region of the United States.

     On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, American Oil and Gas Corporation ("AOG") was merged into the Company. AOG is engaged in the business of gathering, processing, storing, transporting, marketing and selling natural gas and NGLs primarily in West Texas and the Texas Panhandle. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N and the right to receive in cash the value of any fractional share of K N stock. All the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N common stock. The merger was accounted for as a pooling of interests.

     The Company's executive offices are located at 370 Van Gordon Street, P.O. Box 281304, Lakewood, Colorado 80228-8304 and its telephone number is (303) 989-1740. K N was incorporated in the State of Kansas on May 18, 1927. The Company employed 1,786 people at December 31, 1996.

(B)  Narrative Description of Business

(1)  Gathering, Processing, and Marketing Services

     Overview. This business segment provides natural gas gathering, processing, marketing, and supply services, including transportation and storage to a variety of customers. Within this business segment, the Company owns and operates approximately 9,500 miles of pipeline in seven states and operates 16 gas processing plants in five states and natural gas storage facilities in West Texas and on the Gulf Coast. This segment's total processing capacity is approximately 640 MMcf per day of natural gas and 33,000 Bbls per day of NGLs.

     In December 1996, K N and El Paso Energy Corporation placed in service the Coyote Gulch gas treating plant ("Coyote Gulch") in La Plata County, Colorado, which is part of the TransColorado pipeline project. Coyote Gulch is expected to eliminate the processing and pipeline constraints which currently exist in the northern portion of the San Juan basin and provide a platform from which the balance of the TransColorado pipeline can be built. Coyote Gulch is a 50-50 joint project between K N and El Paso Energy Corporation. It has an initial processing capacity of 120 MMcf per day. The plant is part of Phase I of the TransColorado project and included construction of 22.5 miles of 24-inch diameter pipe and 2.5 miles of 16-inch diameter pipe. The pipeline, which is regulated by the Federal Energy Regulatory Commission ("FERC"), begins at the outlet of Coyote Gulch and extends to Blanco, New Mexico.

     Revenues from this business segment's gathering, processing, storage, transporting, marketing and supply activities are generated in four ways. First, the Company performs a merchant function whereby the Company purchases gas at the wellhead, combines such gas with other supplies of gas, and markets the aggregated gas to consumers. Second, the Company gathers, transports and/or processes gas for producers or other third parties who retain title to the gas. Third, the Company processes gas and markets NGLs. Fourth, the Company provides gas marketing and supply services, including certain storage services, to various natural gas resellers and end users either on or connected to the Company's pipeline systems or on other pipeline facilities. The Company works with producers and end users on the pipeline systems to provide a wide range of services. It arranges the purchase and transportation of producers' excess or uncommitted gas to end users, acts as shipper or agent for the end users, administers nominations and provides balancing assistance when needed. Services provided by the Company within the traditional gathering, processing, storage, transporting, marketing and supply activities have expanded due to increased demand for gas and the result of FERC Order No. 636 ("Order 636"). Some of these services include variable pricing and variable or firm receipt/delivery of gas. Additionally, storage services and transportation balancing arrangements are being provided to assist markets in meeting peak demand needs and maximizing their use of capacity on interstate pipelines.

     The Company engages in price risk management activities in the energy financial instruments market to hedge its price and basis risk exposure in this business segment. The Company buys and sells gas and crude oil futures positions on the New York Mercantile Exchange and Kansas City Board of Trade and uses over-the-counter energy swaps and options for the purpose of reducing adverse price exposure for gas supply costs or specific market margins. (See Price Risk Management on page 7.)

     Natural Gas Sales. In 1996, this business segment sold natural gas to more than 4,000 customers in more than 20 states. These customers included local distribution companies, industrial, commercial and agricultural end users, electric utilities, Company affiliates and other marketers located both on and off this segment's pipeline systems.

     The Company's gathering, processing and transportation assets primarily in West Texas and the Texas Panhandle (the "West Texas system") consist of over 6,900 miles of gathering, transmission and storage pipelines, six gas processing plants and two storage facilities. These assets are owned or operated primarily by three intrastate pipelines (Westar Transmission Company, AOG Gas Transmission Company, L.P. and Red River Pipeline, L.P.), a gathering company (American Gathering, L.P.), and a storage company (American Gas Storage, L.P.). The West Texas system has significant markets connected directly to its pipelines ("on-system markets"), including the largest local distribution company in West Texas and the Texas Panhandle (Energas Company, a division of Atmos Energy Corporation), and direct-sale customers such as electric utilities, industrial companies and agricultural end users.

     Within this business segment, the Company utilizes its high pressure transmission facilities to transport gas for third parties at negotiated fees. The West Texas system and the Company's 1,300 mile Wattenberg system, located in the Denver-Julesburg Basin in northeastern Colorado, offer both gathering and transportation services.

     Gas Gathering.   As of December 31, 1996, the Company's subsidiaries in
this business segment operated gathering systems in Colorado, Kansas, Nebraska, New Mexico, Texas and Wyoming with more than 5,000 miles of gathering lines.

     In September 1996, Wildhorse purchased gathering and processing assets of Williams Field Services in western Colorado and eastern Utah. Acquisition of these assets gives Wildhorse access to existing TBI production and to approximately 240,000 acres of undeveloped leasehold in the Piceance Basin, and will also provide gathering to undeveloped third-party acreage throughout the Piceance and Uinta basins. The assets acquired include approximately 955 miles of natural gas gathering lines, two processing plants, a carbon dioxide treatment plant and a dew point control plant. These facilities process and treat more than 55 MMcf of natural gas per day from more than 700 wells.

     Field Services. In January 1996, the Company formed a wholly owned subsidiary, K N Field Services, Inc. ("KNFS"), to provide field operations services to gas and oil industry customers who own production, gathering, plant and transportation assets. To the extent possible, KNFS uses the existing infrastructure and labor force employed in the Company's own systems to serve its clients. Services KNFS can provide include well tending, site services, corrosion monitoring, compression operations and maintenance, safety training, gathering and pipeline operations and maintenance, measurement, pressure and flow monitoring, water hauling and line locating.

     In August 1996, KNFS purchased Compressor Pump and Engine, Inc. ("CPE") located in Casper, Wyoming. CPE specializes in compressor maintenance, parts and overhauls, giving KNFS a foundation for expanding its services in the compression industry and to provide additional KNFS products to CPE customers.

     In December 1994, the FERC approved the Company's application to transfer the Bowdoin gathering system from its wholly owned interstate pipeline subsidiary to a nonregulated gathering subsidiary. The transfer occurred in early 1995.

     Processing and NGLs Marketing. In 1996, this segment operated 16 natural gas processing plants located in Colorado, Kansas, Nebraska, Texas and Wyoming. The average combined inlet volume of all these plants for 1996 was approximately 418,000 MMBtus per day. In the same period, the total liquids produced, including condensate, averaged approximately 22,000 Bbls per day. NGLs from the gas processing plants are sold by the Company on a contractual basis to various NGLs pipelines, end-users and marketers at index prices. Gas purchases shown in the financial statements include fuel and shrink expenses incurred at these plants.

     On December 13, 1996, K N signed a letter of intent to purchase several Enron Corp. subsidiaries that own the Bushton natural gas processing facility located in Ellsworth County, Kansas, and other Hugoton Basin gathering assets located primarily in Kansas. The Bushton facility processes approximately 825 MMcf of natural gas and produces approximately 1.2 million gallons of NGLs and approximately 1.7 MMcf of crude helium per day. The gathering assets gather approximately 475 MMcf per day of natural gas through approximately 2,200 miles of pipeline.

     The closing of the transaction is subject to execution of acceptable definitive agreements and receipt of appropriate regulatory approvals.

     Storage. American Gas Storage, L.P. owns a storage facility located in Gaines County, Texas, which was expanded to have a working storage capacity of
16.5 Bcf of natural gas in 1996. This facility had traditionally been used to meet peak day requirements of the West Texas system. In 1994, the Company began marketing storage services to third parties. Currently, the facility has a take-away peak day natural gas withdrawal capacity of 550 MMcf per day.

     This segment's lease rights in the Stratton Ridge facility located in Brazoria County, Texas, included a peak day natural gas withdrawal capacity of 100 MMcf per day in 1996. Approximately 6.5 Bcf of natural gas was cycled through storage for this segment at the Stratton Ridge facility in 1996.

     Effective June 1, 1995, after receiving FERC approval, the Company transferred three storage fields and approximately 45 Bcf of recoverable cushion gas held by its interstate pipeline system to a newly created affiliate which is allowed to sell gas at market-based rates. Approximately 10.8 Bcf of cushion gas was produced from these fields during 1996.

     Gas Purchases and Supply. Natural gas is purchased by this segment from various sources, including gas producers, gas processing plants and pipeline interconnections. Because of prevailing industry conditions, most gas purchase agreements are for periods of one year or less, and many are for periods of 60 days or less. Various agreements permit the purchaser or the supplier to renegotiate the purchase price or discontinue the purchase under certain circumstances.

     Purchase volume obligations under many of the agreements utilized by this business segment are generally "best efforts" and do not have traditional take-or-pay provisions. However, certain agreements utilized within this business segment require the Company to prepay for, or to receive, minimum quantities of natural gas. At December 31, 1996, the amount of gas prepayments outstanding for this business segment (which does not include payments made under the Basket Agreement discussed below) was $1.3 million, an amount fully recoupable under the terms of the gas purchase contracts. The Company does, however, have exposure with regard to such claims under gas purchase contracts assumed in its acquisition of Westar Transmission Company in 1989 from Cabot Corporation ("Cabot"), which claims are covered by an agreement with Cabot (the "Basket Agreement"). Under the Basket Agreement, Cabot and the Company equally share liability up to a certain amount, after which Cabot bears all such liabilities. The Company's maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $5.6 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot, and as such will not have a material adverse effect on the Company's financial position or results of operation. (See "Item 3: Legal Proceedings.")

     Price Risk Management. The Company uses energy financial instruments to minimize its risk of price changes in the spot and fixed price natural gas and NGLs markets. Energy risk management products include commodity futures and options contracts, fixed price swaps and basis swaps. Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against pre-existing or anticipated physical gas and condensate sales, gas purchases, system use, and storage in order to protect profit margins, and is prohibited from engaging in speculative trading. The activities of the risk management group are monitored by the Company's Risk Management Committee which is charged with the review and enforcement of the Board of Directors' risk management guidelines. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expenses in the periods the underlying physical transactions occur. All 1996 and 1995 transactions were recorded as hedges.

     Power Marketing. The Company has filed for and received from the FERC certification as a Power Marketer. This is a first step in the process of marketing electricity to wholesale electric customers as well as developing opportunities for providing power to current wholesale and local distribution company customers. To gain advantage in an increasingly competitive natural gas and NGLs market, the Company has developed partnerships for specific products and services that include electricity. The Company has initially targeted utilities and municipalities for these power opportunities as part of a comprehensive energy package, primarily in geographic areas the Company currently serves.

     Acquisitions. Effective February 1, 1995, the Company acquired, for $79 million, two West Texas intrastate pipeline systems, gas storage assets in the Houston area, and a joint-venture interest in a third West Texas intrastate pipeline, including certain strategic gas supply contracts and markets which complement and enhance the Company's West Texas assets. The acquired storage assets and lease rights near Houston, Texas increased the Company's storage working gas capacity by 6.0 Bcf.

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

     Factors influencing the competitive environment include: (i) regulatory changes that provide greater access to interstate markets by gas producers and marketers, (ii) the ability of certain markets to switch to alternative fuels at favorable prices, and (iii) increased gas storage capacity in the United States. Principal competitive considerations affecting this business segment's ability to acquire and market natural gas include price, quality, reliability and types of services offered, security of supply and physical proximity of pipelines to customers.

(2)  Interstate Transportation and Storage Services


     Overview. The Company's interstate pipeline system provides transportation and storage services to affiliates, third-party natural gas distribution utilities and shippers. As of December 31, 1996, the Company's interstate pipeline system provided transportation and storage services directly to utilities serving 289 communities, as follows:


Served By            Colorado  Kansas     Nebraska  Wyoming
-------------------  --------  ------  -----------  -------
Affiliated Entities   12        48         178         9
Other Utilities        5        10          27         -


     As of December 31, 1996, the Company's interstate pipeline properties included over 6,000 miles of transmission and storage lines, a storage field and one products extraction plant.

     The Company's interstate pipeline operation is regulated by the FERC, which typically bases allowable returns on capital invested. However, the Company was the first pipeline to gain FERC approval for market-based rates when it did so in 1996 on its Buffalo Wallow pipeline in Texas.

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

     In 1996, K N purchased a crude oil pipeline which runs from Lost Cabin, Wyoming in central Wyoming, to Freeman, Missouri near Kansas City, for conversion to natural gas service. The Company re-named the pipeline the Pony Express Pipeline and undertook efforts to prepare the line for transporting natural gas during 1996. Pony Express provides access to more than 6 trillion cubic feet of natural gas reserves. On November 26, 1996, the Company took assignment of two 20-year contracts to provide firm transportation capacity of 230 MMcf of natural gas per day to the Kansas City metropolitan area. The Company also announced construction of 36 miles of lateral facilities to serve these customers, which will interconnect with Pony Express and a third-party pipeline. The new contracts mean that the firm capacity of Pony Express is fully subscribed at 255 MMBtus per day. The Company is completing the certificate process with the FERC and anticipates receiving authorization for operations which are anticipated to begin in the second quarter of 1997.

     In January 1996, the FERC granted the Company the authority to expand its pipeline system in Wyoming. This project is designed to increase the capacity of the Company's system to move gas from Wyoming to markets in the midwestern United States by nearly 35 MMBtus per day. These facilities went into full service in November 1996.

     Storage. The Company's interstate pipeline system provides storage services to its customers through its Huntsman Storage Field in Cheyenne County, Nebraska. The facility had a peak natural gas withdrawal capacity of 101 MMcf per day in 1996, and approximately 6.6 Bcf of natural gas was cycled through storage for all parties during the year.

     Effective June 1, 1995, after receiving FERC approval, the Company transferred three storage fields and approximately 45 Bcf of recoverable cushion gas held by its interstate pipeline system to a newly created affiliate which is allowed to sell gas at market-based rates.

     Transportation Marketing. The Company is a one-third joint-venture partner in the TransColorado Gas Transmission Pipeline Co. ("TransColorado"). TransColorado's pipeline is expected to provide increased flexibility in accessing multiple natural gas basins in the Rocky Mountain region. Economics and levels of drilling activity should improve for Rocky Mountain gas producers who will gain new access to markets.

     In December 1996, the southernmost 25 miles of the pipeline were built and connected with gathering systems in southern Colorado. When fully completed, the TransColorado pipeline will cover 290 miles, from the Piceance Basin of Colorado to Blanco, New Mexico, with an initial capacity of 300,000 MMBtus per day, expandable to 600,000 MMBtus. The TransColorado pipeline will operate as an interstate pipeline system regulated by the FERC.

     In late September 1996, the FERC issued an order approving an extension of the original certificate that will allow the Company until September 1998 to build the north end of the TransColorado project. The FERC issued an order approving the first phase of the pipeline in September 1996.

     Competition. The interstate transportation pipeline and storage services business segment faces competition from other transporters. In addition, natural gas competes as an energy source with fuel oil, coal, propane and electricity in the areas served by the Company's interstate pipeline system.


(3) Retail Natural Gas Services

     Overview. This business segment provides retail natural gas services to residential, commercial, agricultural and industrial customers for space heating, crop irrigation and drying, and processing of agricultural products.

Revenues from this business segment are derived primarily from regulated natural gas sales and transportation services.

     The Company's retail natural gas business served over 230,000 customers and approximately 300 communities in Colorado, Kansas, Nebraska and Wyoming through 8,600 miles of distribution pipelines as of December 31, 1996. In 1995, the Company opened a 24-hour Customer Service Center in Scottsbluff, Nebraska, centralizing customer service calls, service start-up and billing calls, service dispatch and remittance operations for the four-state region.

     In addition, this business segment operated 1,500 miles of intrastate natural gas transmission, gathering and storage facilities as of December 31, 1996. These intrastate pipeline systems serve industrial customers and much of the Company's retail natural gas business in Colorado and Wyoming.

     The Company's underground storage facilities are used to provide natural gas for load balancing and peak system demand. Working gas owned by this business segment is stored in one facility owned and operated by the Company's interstate pipeline system, five facilities in Wyoming owned and operated by this business segment and one facility in Colorado owned and operated by Wildhorse. The peak day natural gas withdrawal capacity available for this segment in 1996 was 108 MMcf per day. This segment cycled approximately 7.5 Bcf of natural gas through storage in 1996.

     The Company's retail operations in Kansas, Nebraska, Wyoming and northeast Colorado serve areas that are primarily rural and agriculturally based. In much of Kansas and Nebraska, the winter heating load is balanced by irrigation requirements in summer months and grain drying in the fall. The economy in the western Colorado service territory continues to grow as a result of growth in mountain resort communities and development of retirement communities.

     Unregulated Retail Services. In September 1996, the Company, through its subsidiary K N Services, Inc. ("KNS") began marketing its Simple Choice(sm) package of products and services. Under Simple Choice(sm), customers can order satellite TV, guaranteed stable natural gas bills, appliance protection, long-distance telephone service, wireless Internet access and other products and services with one call, paid for with one monthly payment, and backed by one service guarantee. Simple Choice(sm) was launched in Scottsbluff, Nebraska, where the Company also opened its first Simple Choice(sm) General Store. Also in 1996, the Company opened additional Simple Choice(sm) stores in Kearney, Nebraska; Laramie and Casper, Wyoming; and Montrose, Colorado. The Company plans to open 15 more stores in early 1997 and is engaged in efforts to create Simple Choice(sm) partnerships and licensing agreements with other utilities.

     On January 23, 1997, K N and PacifiCorp jointly formed en*able, LLC to market the Simple Choice(sm) brand to other utilities, as well as to Pacificorp's 1.4 million customers.

     An integral part of the Simple Choice(sm) package is outsourced billing and customer service for third-party utilities. To enhance this capability, early in 1997 KNS and PacifiCorp's subsidiary, PacificCorp Holdings, Inc. acquired Orcom Systems, Inc., the software development company that designed the billing system which supports the Simple Choice(sm) brand of products and services.

     Gas Purchases and Supply. This business segment relies on the Company's interstate pipeline system, the intrastate pipeline systems it operates, and third-party pipelines for transportation and storage services required to serve its markets. Its gas supply requirements are being met through a combination of purchases from wholly owned marketing subsidiaries and third-party suppliers.

     The gas supply for the retail natural gas business segment comes primarily from basins in Kansas, Montana, Wyoming, Colorado and western Nebraska which include under-developed basins that represent significant proved reserves. The Company's gas supplies are strategically located with respect to existing and planned pipeline capacity, giving the Company access to gas for its retail customer base.

     Certain gas purchase contracts contain take-or-pay clauses which require that a certain purchase level be attained each contract year, or the Company must make a payment equal to the contract price multiplied by the deficient volume. At December 31, 1996, the amount of gas prepayments outstanding under take-or-pay provisions for this business segment was $10.8 million. All such payments are fully recoupable under the terms of the gas purchase contracts and the existing regulatory rules. To date, no buy-out or buy-down payments relating to take-or-pay contracts have been made by this business segment.

     Competition. Natural gas competes with fuel oil, coal, propane and electricity as an energy source in the areas served by the Company's retail natural gas business. Such competition is expected to increase as a result of implementation of Order 636 and state retail unbundling initiatives.

     Unbundling Retail Gas Services. Continuing regulatory change will provide energy consumers with increasing choices among their suppliers. The Company emerged as a leader in providing for customer choice by filing an application with the Wyoming Public Service Commission in September 1995 to allow 10,500 residential and commercial customers to choose their energy provider from a qualified list of suppliers. The proposal provided that the Company would continue to provide all other utility services. On February 16, 1996, the Wyoming Public Service Commission issued an order allowing the Company to bring competition to these 10,500 residential and commercial customers beginning in June 1996. Choosing from a menu of three competing suppliers, approximately 80% of the Company's customers chose to remain with the Company. The experience gave the Company early and valuable experience in competing in an unbundled environment and led to the development of new products and services that add value to the natural gas commodity. The innovative program was one of the first in the nation that allowed essentially all customers the opportunity to exercise energy choice for natural gas.

(4) General

     (a) Federal and State Regulation

     Gathering, Processing and Marketing Services. Under the Natural Gas Act, facilities used for and operations involving the production and gathering of natural gas are exempt from the FERC's jurisdiction, while facilities used for and operations involving interstate transmission are not exempt. However, the FERC's determination of what constitutes exempt gathering facilities as opposed to jurisdictional transmission facilities has evolved over time. Under current law, facilities which otherwise are classified as gathering may be subject to ancillary FERC rate and service jurisdiction when owned by an interstate pipeline company and used in connection with interstate transportation or jurisdictional sales.

The FERC has historically distinguished between facilities owned by noninterstate pipeline companies, such as the Company's gathering facilities, on a fact-specific basis.

     The Kansas Corporation Commission, New Mexico Public Service Commission, Texas Railroad Commission and Wyoming Public Service Commission, as well as state legislative bodies, have all expressed interest from time to time in asserting jurisdiction over gathering activities, and the Company is closely monitoring developments in this area.

     As part of its corporate reorganization, the Company requested, was granted authority and in 1994 transferred substantially all of its gathering facilities to a wholly owned subsidiary. The FERC determined that after the transfer, the gathering facilities would be nonjurisdictional, but the FERC reserved the right to reassert jurisdiction if the Company was found to be operating the facilities in an anti-competitive manner or contrary to open access principles.

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

     Interstate Transportation and Storage Services. Facilities for the transportation of natural gas in interstate commerce and for storage services in interstate commerce are subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. The Company is also subject to the requirements of FERC Order Nos. 497, et seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate pipeline of its marketing affiliates and also govern the provision of information by an interstate pipeline to its marketing affiliates. In 1996, the FERC agreed that the Company lacked market power on the Buffalo Wallow system and approved the use of market-based rates for firm transportation service, the first such determination granted by the FERC.

     Retail Natural Gas Services. The Company's intrastate pipelines, distribution facilities and retail sales in Colorado, Kansas and Wyoming are under the regulatory authority of each state's utility commission. The Wyoming and Colorado commissions also have authority to review the Company's issuance of securities under some circumstances. In Nebraska, retail gas sales rates for residential and small commercial customers within a municipality are regulated by each municipality served.

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

     (b) Environmental Regulation

     The Company's operations and properties are subject to extensive and evolving Federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Moreover, the recent trends toward stricter standards in environmental legislation and regulation are likely to continue.

     The United States Oil Pollution Act of 1990 and regulations promulgated thereunder by the Minerals Management Service impose a variety of requirements on persons who are or may be responsible for oil spills in waters of the United States. The term "waters of the United States" has been broadly defined to include inland waterbodies, such as wetlands, playa lakes and intermittent streams. The Company has a limited number of facilities that could affect "waters of the United States." The Federal Water Pollution Control Act, also known as the Clean Water Act, and regulations promulgated thereunder, require containment of potential discharges of oil or hazardous substances and preparation of oil spill contingency plans. The Company has implemented programs that address containment of potential discharges and spill contingency planning. The failure to comply with ongoing environmental regulatory requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

     The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("Superfund"), imposes liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Under Superfund, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties have the right to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     Federal and state regulations implementing the 1990 Amendments to the Clean Air Act affect the Company's operations in several ways. Natural gas compressors for both gathering and transmission activity are now required to meet stricter air emission standards. Additionally, states in which the Company operates are adopting regulations under the authority of the "Operating Permit Program" under Title V of these 1990 Amendments. This Operating Permit Program requires operators of certain facilities to obtain individual site-specific air permits containing stricter operational and technological standards of operation in order to achieve compliance with this section of the 1990 Clean Air Act Amendments and associated state air regulations.

     The Toxic Substances Control Act, as amended ("TSCA"), imposes certain operational and technical standards on persons who manufacture, process, distribute, use or dispose of TSCA-regulated substances, including such things as polychlorinated biphenyls ("PCBs"), asbestos, and lead-based paints. The Company has facilities which contain such TSCA-regulated substances.

     Compliance with Federal, state and local laws and regulations with respect to the protection of the environment has had no material effect upon capital expenditures, earnings, or the competitive position of the Company, except as described in Item 3, "Mystery Bridge Road Environmental Matters" and "Other Environmental Matters."

     (c) Safety Regulation

     The operations of certain of the Company's gas pipelines are subject to regulation by the United States Department of Transportation (the "DOT") under the Natural Gas Pipeline Safety Act of 1968, as amended (the "NGPSA"). The NGPSA establishes safety standards with respect to the design, installation, testing, construction, operation and management of natural gas pipelines, and requires entities that own or operate pipeline facilities to comply with the applicable safety standards, to establish and maintain inspection and maintenance plans, and to comply with such plans.

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

     (d) Other

     Amounts spent by the Company during 1996, 1995 and 1994 on research and development activities were not material.

(D)  Financial Information About Foreign and Domestic Operations and Export
Sales

     All of the Company's operations are in the contiguous 48 states.

ITEM 3: LEGAL PROCEEDINGS

Mystery Bridge Road Environmental Matters

     The Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision") in 1989. A majority of the Company's groundwater, soil and free phase petroleum cleanup occurred between 1990 and 1996. The total remaining estimated cost is not expected to exceed $150,000. (United States of America v. Dow Chemical Company, Dowell Schlumberger, Inc., and K N Energy, Inc., Civil Action No. 91CV1042, United States District Court for the District of Wyoming; formerly reported as Administrative Orders for Removal Action on Consent, October 15, 1987, and Amendment to Administrative Order for Removal Order on Consent, October 10, 1989, Docket No. CERCLA VII-88-01, United States Environmental

Protection Agency; Judicial Entry of Consent Decree, United States v. Dow Chemical Company, et al. (D. Wyo) USDC-WY-91CV1042B, Superfund Site Number 8T83, Natrona County, Wyoming; EPA Docket Number CERCLA-VIII.)

Other Environmental Matters

     In 1994, a mercury sampling program was initiated on the Company's systems in central and western portions of Kansas. The Company is working with the Kansas Department of Health and Environment pursuant to a five-year assessment program; active remediation will begin in the summer of 1997. The costs are not expected to have any material adverse impact on the Company's financial position or results of operations. The cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

     The Company performed environmental audits in Colorado, Kansas and Nebraska which revealed that certain grease and lubricating oils used at various pipeline and facilities locations contained polychlorinated biphenyls ("PCBs"). The Company is working with the appropriate regulatory agencies to manage the cleanup and remediation of the pipelines and facilities.

     The Company filed suit against Rockwell International Corporation ("Rockwell"), manufacturer of the PCB-containing grease used in certain of the Company's pipelines and facilities, and two other related defendants for
expenses and losses incurred by the Company for cleanup or mitigation.   The
Company settled with Rockwell in March 1994. (K N Energy, Inc. and Rocky Mountain Natural Gas Company v. Rockwell International Corp. et al., United States District Court for the District of Colorado, Case No. 93-711.)

     At PCB sites with approved workplans, the Company estimates that the future cost of remediation, which will occur over a period of years, will be approximately $1.3 million, a substantial portion of which is recoverable under the Rockwell settlement. Approximately $1.4 million for PCB remediation has been expended as of December 31, 1996. The total potential remediation and cleanup costs at currently identified locations is not expected to have any material adverse impact on the Company's financial position or results of operations. The cleanup programs are not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

     Pursuant to certain acquisition agreements in 1989 and 1992, The Maple Gas Corporation and Cabot Corporation ("Cabot"), the Company's largest stockholder, indemnified the Company for certain environmental liabilities. Issues have arisen concerning Cabot's indemnification obligations; however, in conjunction with the AOG merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters, which will expire on March 31, 1997. The Company believes it will be able to reach agreement with Cabot, and is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

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

Grynberg v. K N, et al.

     On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company ("KNPC") and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the defendant companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. The Company's potential liability for monetary damages and the amount of such damages, if any, are subject to dispute between the parties; however, the Company believes it has a meritorious position in these matters and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations. In July 1996, the
U. S. District Court, District of Colorado lifted its stay of this proceeding, and discovery is ongoing. This case is still pending, but no trial date has yet been set. (Grynberg v. K N, et al., Civil Action No. 92-2000, United States District Court for the District of Colorado.)


Grynberg v. Alaska Pipeline Company, et al.

     On July 26, 1996 K N and Rocky Mountain Natural Gas Company ("RMNG") along with over 70 other natural gas pipeline companies, were served by Jack
J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Mr. Grynberg and declined to intervene in the action, allowing Mr. Grynberg to proceed on his own. No specific claims have been made against K N or RMNG, and no specific monetary damages have been claimed. No trial date has been set. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations. (United States of America ex rel. Jack J. Grynberg v. Alaska Pipeline Company, et al., Civil Action No. 95-725-TF#, United States District Court for the District of Columbia.)

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

     The Basket Agreement between the Company and Cabot provides for an equal sharing of up to $40 million (any excess will be borne solely by Cabot) between the Company and Cabot of certain gas contract take-or-pay liabilities of the companies acquired from Cabot for periods prior to the closing date of the acquisition from Cabot and for certain other potential gas contract
claims.   (See "Items 1 and 2: Business and Properties").  The Company's
maximum exposure under this arrangement is $20 million. The Company's estimated liability under the Basket Agreement is approximately $5.6 million, which was recorded in connection with the acquisition of the natural gas pipeline business from Cabot and, as such, the ultimate settlement of such liability will not have a material adverse effect on the Company's financial position or results of operation. As of December 31, 1996, the Company had made net payments of approximately $10.9 million.

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

(A) Identification and Business Experience of Executive Officers

     Name                  Age        Position and Business Experience
-------------------------- ---  ------------------------------------------------
Morton C. Aaronson........ 38   Chief Marketing Officer since April 1996. Vice
                                President since January 1996.  Vice President,
                                MCI/ NewsCorp. Business Development from May
                                1995 to January 1996. Vice President, Market
                                Management, MCI Communications Corporation from
                                August 1994 to May 1995. Vice President, Large
                                Accounts and Global Markets, MCI Communications
                                Corporation, from July 1993 to August 1994.
                                Director, Major Accounts Marketing, MCI
                                Communications Corporation from July 1992 to
                                July 1993.  Director, Sales - New York Metro
                                Region, MCI Communications Corporation from
                                December 1990 to July 1992.

John N. DiNardo .......... 49   Vice President and General Manager since April
                                1996. Vice President - Gas Gathering and
                                Processing from March 1994 to April 1996.
                                General Manager, K N Gas Gathering, Inc. and K N
                                Front Range Gathering Company from May 1993 to
                                March 1994.  Director of Project Development,
                                K N Gas Gathering, Inc. from August 1991 to May
                                1993. Consultant to K N Gas Gathering, Inc. from
                                1989 to August 1991.

Bradley P. Farnsworth ..... 43  Vice President and Controller since August 1995.
                                Director, Gas Transaction Services, Coastal Gas Marketing Company from July 1988 to August 1995.

William S. Garner, Jr...... 47  Vice President and General Counsel since April
                                1996.  Vice President, General Counsel and
                                Secretary from April 1992 to April 1996. Vice President and General Counsel from January 1991 to April 1992.

Larry D. Hall.............. 54  Chairman of the Board since April 1996.
                                President and Chief Executive Officer since July 1994. President and Chief Operating Officer from May 1988 to July 1994. Director since 1984.

S. Wesley Haun............. 49  Vice President since April 1996.  Vice
                                President, Marketing and Supply from May 1993 to April 1996. Vice President, Gas Supply from March 1990 to May 1993.

E. Wayne Lundhagen......... 59  Vice President and Treasurer since March 1995.
                                Vice President, Finance and Accounting from May 1988 to March 1995.

Clyde E. McKenzie.......... 49  Vice President and Chief Financial Officer since
                                April 1996. Vice President and Treasurer, Apache Corporation from 1988 to 1996.

Murray R. Smith............ 42  Vice President-Corporate Communications since
                                August 1996.  Senior Vice President, K N
                                Services, Inc. from April to August 1996.
                                Director of Field Communicates, Training and
                                Sales Programs, MCI Communications Corporation from October 1995 to April 1996. Director of Field Marketing and Communication, WorldWide Sales, MCI Communications Corporation from October 1994 to October 1995. Director of Field Marketing - Business Services, MCI Communications Corporation from June 1992 to October 1994. Director of Marketing, Southern Division, MCI Communications Corporation from November 1990 to June 1992.

H. Rickey Wells .......... 40   Vice President - Business Operations since April
                                1996. Vice President, Operations from June 1988 to April 1996.

Martha B. Wyrsch.......... 39   Vice President, Deputy General Counsel and
                                Secretary since April 1996.  Deputy General
                                Counsel from November 1995 to April 1996.
                                Assistant General Counsel from June 1995 to
                                November 1995.  Senior Counsel from June 1993 to
                                June 1995.  Senior Attorney from June 1991 to
                                June 1993.

     These officers generally serve until April of each year.

(B)  Involvement in Certain Legal Proceedings

        None.

                                   PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange under the symbol KNE. On February 14, 1997, there were 10,031 holders of record of the Company's common stock. Dividends paid and the price range of the Company's common stock by quarter for the last two years are provided below.


                                 1996                          1995
                                 ----                          ----
 Market Price Data
 (Low-High-Close)
  Quarter Ended:
        March 31      $27.00  -  $31.75  -  $31.125  $20.25  - $24.75 - $24.00
        June 30       $30.625 -  $34.375 -  $33.50   $23.75  - $27.00 - $25.375
        September 30  $31.75  -  $36.625 -  $35.25   $23.875 - $28.75 - $27.25
        December 31   $35.00  -  $41.25  -  $39.25   $25.25  - $30.25 - $29.125

 Dividends
  Quarter Ended:
        March 31                  $0.26                        $0.25
        June 30                   $0.26                        $0.25
        September 30              $0.26                        $0.25
        December 31               $0.27                        $0.26

 Common Stockholders
  Year-end                        9,794                        9,485

ITEM 6:      SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW
K N ENERGY, INC. AND SUBSIDIARIES

Selected Financial Data (In Thousands Except Per Share Amounts)

                                         1996                  1995                      1994
                                         ----                  ----                      ----

OPERATING REVENUES:
Gathering, Processing and
    Marketing Services               $1,193,984             $  854,462                $  838,474
Interstate Transportation and
    Storage Services                     25,352                 22,217                    21,044
Retail Natural Gas Services             223,838                227,282                   220,431
Gas and Oil Production                        -                  7,437                    11,328
                                     ----------             ----------                ----------

Total Operating Revenues             $1,443,174             $1,111,398                $1,091,277
                                     ==========             ==========                ==========

OPERATING INCOME                     $  134,801             $  115,362                $   54,879
Other Income and (Deductions)           (35,085)               (33,790)                  (30,058)
                                     ----------             ----------                ----------

Income Before Income Taxes               99,716                 81,572                    24,821
Income Taxes                             35,897                 29,050                     9,500


NET INCOME                               63,819                 52,522                    15,321
Less - Preferred Stock Dividends            398                    492                       630
                                     ----------             ----------                ----------

EARNINGS AVAILABLE FOR
    COMMON STOCK                     $   63,421             $   52,030                $   14,691
                                     ==========             ==========                ==========


EARNINGS PER COMMON SHARE            $     2.14             $     1.83                $     0.52
                                     ==========             ==========                ==========

Dividends Per Common Share           $     1.05             $     1.01                $     0.76
                                     ==========             ===========               ==========
Number of Shares Used in
    Computing Earnings Per
    Common Share                         29,624                 28,360                    28,044
                                     ==========             ==========                ==========

Total Assets                         $1,629,720             $1,257,457                $1,172,384
                                     ==========             ==========                ==========

Capital Expenditures                 $  119,987             $   79,313                $   70,511
                                     ==========             ==========                ==========

Acquisitions                         $  162,779             $   35,897                $   31,363
                                     ==========             ==========                ==========

CAPITALIZATION:
Common Stockholders' Equity          $  519,794    55%      $  426,760     57%        $  393,686     54%
Preferred Stock                           7,000     1%           7,000      1%             7,000      1%
Preferred Stock Subject to
   Mandatory Redemption                       -     -              572      -              1,715      -
Long-Term Debt                          423,676    44%         315,564     42%           334,644     45%
                                     ----------   ----      ----------    ----        ----------    ----

Total Capitalization                 $  950,470   100%      $  749,896    100%        $  737,045    100%
                                     ==========   ====      ==========    ====        ==========    ====

BOOK VALUE PER COMMON SHARE          $    17.16             $    15.19                $    14.25
                                     ==========             ==========                ==========

                                        1993                    1992
                                        ----                    ----

OPERATING REVENUES:
Gathering, Processing and
    Marketing Services               $  730,895             $  507,756
Interstate Transportation and
    Storage Services                     99,838                127,611
Retail Natural Gas Services             212,905                196,025
Gas and Oil Production                    5,321                  4,710
                                     ----------             ----------

Total Operating Revenues             $1,048,959             $  836,102
                                     ==========             ==========

OPERATING INCOME                     $   80,874             $   83,961
Other Income and (Deductions)           (31,406)               (27,551)
                                     ----------             ----------

Income Before Income Taxes               49,468                 56,410
Income Taxes                             18,599                 20,068
                                     ----------             ----------

NET INCOME                               30,869                 36,342
Less - Preferred Stock Dividends            853                  2,976
                                     ----------             ----------

EARNINGS AVAILABLE FOR
    COMMON STOCK                     $   30,016             $   33,366
                                     ==========             ==========


EARNINGS  PER COMMON SHARE           $     1.09             $     1.34
                                     ==========             ==========

Dividends Per Common Share           $     0.51             $     0.51
                                     ==========             ==========
Number of Shares Used in
    Computing Earnings Per
    Common Share                         27,424                 24,828
                                     ==========             ==========

Total Assets                         $1,169,275             $1,007,411
                                     ==========             ==========

Capital Expenditures                 $  100,780             $   74,787
                                     ==========             ==========

Acquisitions                         $   65,172             $  110,833
                                     ==========             ==========

CAPITALIZATION:
Common Stockholders' Equity          $  391,462     53%     $  347,738     51%
Preferred Stock                           7,000      1%         26,310      4%
Preferred Stock Subject to
   Mandatory Redemption                   2,858      -           4,500      1%
Long-Term Debt                          335,190     46%        303,224     44%
                                     ----------    ----     ----------    ----

Total Capitalization                 $  736,510    100%     $  681,772    100%
                                     ==========    ====     ==========    ====

BOOK VALUE PER COMMON SHARE          $    14.39             $    13.60
                                     ==========             ==========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

     Net income, the applicable earnings per common share and return on average common equity for the three years ended December 31, 1996 are set forth in the following table. Net income for 1994 excludes the effect of a third quarter pre-tax charge of $25.9 million for non-recurring costs related to the merger with American Oil and Gas Corporation ("AOG") and for the restructuring of the retail natural gas services segment. This charge reduced 1994 net income by $19.3 million, or $0.69 per common share.


                                               1996   1995   1994
                                               -----  -----  -----
              Net Income (In Millions)         $63.8  $52.5  $34.7
              Earnings per Common Share        $2.14  $1.83  $1.21
              Return on Average Common Equity   13.4%  12.7%   8.7%


     The 17 percent increase in 1996 earnings per share over 1995 was primarily attributable to business growth on the interstate pipeline system and on gathering and processing systems, higher prices for natural gas liquids ("NGLs"), expense savings due to the 1995 corporate restructuring, and sales of storage gas. Operating results for 1996 were adversely impacted by low demand for irrigation sales and transportation services due to abnormally heavy rainfall during the summer.

     The 51 percent increase in 1995 earnings over 1994 reflected benefits realized from the 1994 merger with AOG, year-to-year business growth, improved irrigation deliveries as a result of normal weather, higher NGLs prices, and the annualized impact of 1994 rate increases.

RESULTS OF OPERATIONS

     A discussion of comparative operating results by business segment (excluding the $25.9 million 1994 non-recurring merger and restructuring charges), consolidated other income and (deductions) and income taxes follows. In January 1996, K N transferred its stock in its gas and oil subsidiary, K N Production Company, to Tom Brown, Inc. ("TBI") in exchange for common and convertible preferred stock of TBI. Accordingly, 1995 and 1994 operating results for the gas and oil segment are excluded from the following discussion; this segment reported an operating loss of $0.2 million in 1995 and operating income of $2.9 million in 1994.

     Segment operating revenues, costs and expenses and volumetric data cited herein are before intersegment eliminations; dollar amounts are in millions.


     GATHERING, PROCESSING AND MARKETING SERVICES     1996    1995    1994
                                                   --------  ------  ------
     Operating Revenues -
      Gas Sales                                    $  976.5  $706.3  $720.3
      Natural Gas Liquids                             189.9   126.1   114.4
      Gathering, Transportation and Other              92.8    67.2    51.2
                                                   --------  ------  ------
                                                    1,259.2   899.6   885.9
                                                   --------  ------  ------
     Operating Costs and Expenses -
      Gas Purchases and Other Costs of Sales        1,052.8   704.3   735.9
      Operations and Maintenance                       89.1    94.2    78.1
      Depreciation and Amortization                    31.7    26.5    27.0
      Taxes, Other Than Income Taxes                   11.1    10.0     7.2
                                                   --------  ------  ------
                                                    1,184.7   835.0   848.2
                                                   --------  ------  ------
     Operating Income                              $   74.5  $ 64.6  $ 37.7
                                                   ========  ======  ======
     Systems Throughput (Trillion Btus) -
      Gas Sales                                       430.1   407.8   353.0
      Transportation and Gathering                    326.0   306.0   286.8
                                                   --------  ------  ------
                                                      756.1   713.8   639.8
                                                   ========  ======  ======

     Natural Gas Liquids Sales (Million Gallons)      469.8   388.1   375.0
                                                   ========  ======  ======


     The 15 percent increase in 1996 operating income over 1995 largely resulted from three factors - growth in volumes (principally due to acquisitions, the Wildhorse joint venture with TBI, and sales of storage gas), higher NGLs prices and expense savings accruing from the 1995 corporate restructuring. This segment did experience compression of margins during 1996 in all three of its principal activities (gas sales, NGLs sales and transportation and gathering services) due to competitive factors and significantly higher gas costs influenced by colder nation-wide weather. Average 1996 NGLs sales prices exceeded those realized in 1995 by approximately $0.08 per gallon; however, the impact of higher NGLs prices was offset by the effect of higher gas prices on shrink and fuel payments to producers under "keep whole" processing agreements.

     The expected 1995 benefits (cost reductions, improved operational efficiencies and new business opportunities) of the 1994 AOG merger were largely realized by this business segment, as 1995 operating income exceeded 1994 by $26.9 million. Additional factors contributing to the 1995 positive results were incremental earnings from gathering and processing facilities and transmission and storage assets acquired during 1995 and higher average NGLs prices than realized in 1994.

     INTERSTATE TRANSPORTATION AND STORAGE SERVICES   1996    1995    1994
                                                     ------  ------  ------
     Operating Revenues -
      Transportation and Storage                     $ 63.4  $ 58.6  $ 56.7
      Other                                             8.4     5.8     3.9
                                                     ------  ------  ------
                                                       71.8    64.4    60.6
                                                     ------  ------  ------
     Operating Costs and Expenses -
      Gas Purchases and Other Costs of Sales            7.3     7.7     1.3
      Operations and Maintenance                       24.3    27.5    30.1
      Depreciation and Amortization                     8.0     7.8     8.6
      Taxes, Other Than Income Taxes                    2.8     3.4     4.1
                                                     ------  ------  ------
                                                       42.4    46.4    44.1
                                                     ------  ------  ------
     Operating Income                                $ 29.4  $ 18.0  $ 16.5
                                                     ======  ======  ======
     Systems Throughput (Trillion Btus)               159.2   155.6   134.7
                                                     ======  ======  ======


     This segment's 1996 results show substantial improvement over 1995. The Company has increased its throughput due to expansions of its Wyoming system which came on line in mid-year 1996. Lower 1996 operations and maintenance and payroll taxes resulted from expense savings due to the 1995 corporate restructuring.

     Operating results for 1995 were positively impacted by higher rates due to the 1994 Federal Energy Regulatory Commission ("FERC") rate case settlement. However, this positive was partially offset by lower 1995 customer requirements and lower rates for firm storage service accompanying the transfer of three storage fields to a nonjurisdictional subsidiary, and by increased gas costs due largely to the resolution of pre-Order 636 exchange imbalances.


     RETAIL NATURAL GAS SERVICES               1996    1995    1994
                                              ------  ------  ------
     Operating Revenues -
      Gas Sales                               $190.0  $204.0  $206.9
      Transportation and Other                  35.4    28.3    19.1
                                              ------  ------  ------
                                               225.4   232.3   226.0
                                              ------  ------  ------
     Operating Costs and Expenses -
      Gas Purchases and Other Costs of Sales   114.3   121.5   128.9
      Operations and Maintenance                63.3    61.2    58.2
      Depreciation and Amortization             11.5    11.0    10.7
      Taxes, Other Than Income Taxes             5.4     5.6     4.5
                                              ------  ------  ------
                                               194.5   199.3   202.3
                                              ------  ------  ------
     Operating Income                         $ 30.9  $ 33.0  $ 23.7
                                              ======  ======  ======
     Systems Throughput (Trillion Btus) -
      Gas Sales                                 34.7    39.0    40.8
      Transportation                            35.0    27.4    18.8
                                              ------  ------  ------
                                                69.7    66.4    59.6
                                              ======  ======  ======


     Operating results for 1996 were adversely impacted by low demand for irrigation requirements due to abnormally heavy rainfall during the summer. Irrigation sales and transportation volumes in 1996 were 3.8 trillion Btus below the 1995 season; 1995 deliveries to irrigators of 12.6 trillion Btus essentially represented a normal year. This detriment to 1996 earnings was partially mitigated by increased customer requirements for grain drying and growth in transportation volumes on the Company's Rocky Mountain intrastate pipeline attributable, in part, to the fourth quarter acquisition of interconnected gathering and processing facilities. Operations and maintenance expenses were 3.4 percent higher than in 1995, as costs incurred in the development of new marketing initiatives more than offset savings realized from the 1995 corporate restructuring.

     The significant improvement in 1995 operating income over 1994 resulted from increased deliveries (gas sales and transportation) to irrigation customers, the annualized impact of rate increases on the Rocky Mountain distribution system effective in 1994 and higher deliveries to customers for space heating requirements due to colder 1995 weather.


     OTHER INCOME AND (DEDUCTIONS)       1996     1995     1994
                                        -------  -------  -------
     Interest Expense                   $(35.9)  $(34.2)  $(31.6)
     Minority Interests and Other, Net     0.8      0.4      1.5
                                        ------   ------   ------
                                        $(35.1)  $(33.8)  $(30.1)
                                        ======   ======   ======


     Increases in 1996 and 1995 interest expense reflect the issuance of long-term debt in 1996 and 1994 to fund capital expenditures and acquisitions. During 1996, the Company capitalized $1.3 million of interest costs in connection with the acquisition and construction costs of the Pony Express Pipeline. Minority Interests and Other, Net included a $1.5 million gain from the sale of a gathering system in 1994.


     INCOME TAXES        1996    1995  1994
                         -----  -----  -----
     Provisions          $35.9  $29.1  $ 9.5
                         =====  =====  =====
     Effective Tax Rate   36.0%  35.6%  38.3%
                         =====  =====  =====


     Refer to Note 7 of Notes to Consolidated Financial Statements for a reconciliation of statutory rates to effective rates. The 1994 effective tax rate reflects the non-deductibility of certain merger costs.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996 the primary sources of cash were from the public offerings of long-term debt and common stock, short-term borrowings and internally generated cash flows. Cash outflows funded capital expenditures and acquisitions, debt service, dividend payments, expenditures for the buy-out of above-market gas purchase contracts, mitigation of pricing disputes and take-or-pay requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net operating cash flows for 1996 totaled $80.8 million, compared with $129.6 million and $91.2 million for 1995 and 1994, respectively. Excluding $41 million of proceeds from the sale of contract demand receivables and $18.1 million of expenditures for merger and restructuring costs, 1994 net operating cash flows aggregated $68.3 million. The decline in 1996's net cash flows from operations resulted from $8.2 million of expenditures to buy-out above market gas purchase contracts, to mitigate gas contract pricing disputes and for take-or-pay requirements. Additionally, 1996 cash flows were adversely impacted by high gas prices, increases in gas imbalance receivables and by significant increases in storage gas inventories in anticipation of high demand during the first quarter of 1997. All these factors reduced 1996 cash flows, but will benefit future cash flows via purchased gas adjustment filings, lower contractual prices, or as a source of gas supply already paid for.

CAPITAL EXPENDITURES AND COMMITMENTS

     Capital expenditures totaled $120.0 million, $79.3 million and $70.5 million for 1996, 1995 and 1994, respectively. The higher level of 1996 expenditures reflects construction costs associated with the Pony Express Pipeline. The 1997 capital expenditures budget totals $185 million with approximately 55 percent of these budgeted expenditures for the completion of construction of the Pony Express Pipeline including transmission facilities directly into the Kansas City metropolitan area. The Pony Express Pipeline is expected to begin transporting gas late in the second quarter of 1997; the actual timing depends upon the date FERC approval is received.

     During 1996, the Company expended $154.0 million on acquisitions, which included the purchase of the Pony Express Pipeline, the Williams Field Services gathering and processing assets in western Colorado and eastern Utah (through
K N's Wildhorse Energy Partners joint venture) and two contracts under which the Company will provide firm transportation service to two natural gas distribution companies serving the Kansas City metropolitan area.

     In December 1996, K N signed a letter of intent to purchase several Enron Corp. subsidiaries that own the Bushton natural gas processing facility and other Hugoton Basin gathering assets located in Kansas and Oklahoma. The Bushton facility processes approximately 825 MMcf of natural gas and produces approximately 1.2 million gallons of natural gas liquids and approximately 1.7 MMcf of crude helium per day. The gathering assets gather approximately 475 MMcf per day of natural gas through approximately 2,200 miles of pipeline. The closing of the transaction is subject to execution of acceptable definitive agreements and receipt of appropriate regulatory approvals.

     The Company does not believe it has a material exposure related to gas purchase contract take-or-pay matters. Generally, amounts paid for take-or-pay are either fully recoupable under terms of the gas purchase contracts, or are recoverable from offsetting gas purchase obligations under certain contractual arrangements. At December 31, 1996, the balance of unrecouped take-or-pay payments was $12.0 million.

CAPITAL RESOURCES

     At December 31, 1996, K N had a revolving credit agreement with seven banks to borrow or use as commercial paper support up to $200 million. On March 7, 1997, this agreement was amended to include a total of 11 banks and to increase the amount of the credit facility to $350 million. Additionally, under a 1996 shelf registration filing with the Securities and Exchange Commission, K N can issue up to approximately $245 million of debt or equity securities. At December 31, 1996 short-term borrowings were $129.3 million, compared with $88.0 million at December 31, 1995. At year-end 1996, the Company's long-term debt to capitalization ratio was 44 percent. K N expects to issue a combination of short-term debt and equity to fund completion of Pony Express construction and the acquisition of the Enron Corp. gathering and processing facilities.

     In July 1996, Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's") lowered their ratings of K N's senior unsecured debt. S&P lowered its rating from A- to BBB+; Moody's lowered its rating from A2 to A3. Additionally, S&P affirmed its A-2 rating on K N's commercial paper, while Moody's lowered its rating of commercial paper from P-1 to P-2. These rating changes reflect the Company's strategic growth objectives in nonregulated businesses.

REGULATION

     Approximately 45 percent of the Company's assets and operating income, and 19 percent of operating revenues, are subject to regulation at either the federal, state or local level. In substantially all regulatory jurisdictions, rates are currently determined using cost-based regulations. At this time, the Company does not expect a significant change in the manner in which rates are set by regulators. Thus far, the primary impact of competition on the Company's regulated businesses has resulted in conversion of services from the "bundled" merchant and transportation function to transportation services only. The cost of gas component in the bundled service rate recovers only the actual gas costs incurred. The Company anticipates the conversion to transportation service will continue and become more prevalent at the retail level.

RISK MANAGEMENT

     To minimize the risk of price changes in the natural gas and NGLs markets, and interest rate fluctuations, the Company uses certain financial instruments for hedging purposes only. These instruments include energy products traded on the New York Mercantile Exchange, the Kansas City Board of Trade and over-the-counter markets, including futures and options contracts, fixed price and basis swaps, and interest rate swaps and caps.

     Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is not to engage in speculative trading. Commodity-related activities of the risk management group are monitored by the Company's Risk Management Committee which is charged with the review and enforcement of the Board of Directors' risk management guidelines. The Risk Management Committee reviews the pricing and hedging of all commodity transactions, the types of hedging instruments used, contract limits and approval levels. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expenses in the periods the underlying physical transactions occur.

     The Company's Treasury Department manages the Company's interest rate exposure.

OUTLOOK/FORWARD-LOOKING INFORMATION

GENERAL

     The statements contained in this section, "Outlook/Forward-Looking Information," include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that these statements are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein include, among other factors, the pace of deregulation of retail natural gas and electricity markets in the United States, federal and state regulatory developments, the timing and extent of changes in commodity prices for oil, gas, NGLs, electricity, certain agriculture products and interest rates, the extent of success in acquiring natural gas facilities, the timing and success of efforts to develop power, pipeline and other projects, political developments in foreign countries and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements.

     During 1996, K N realized significant benefit from consolidation and infrastructure reductions initiated during 1995. In 1997, the Company will continue to focus on implementing savings programs to provide the lowest-cost services to its customers. Part of this equation also involves increasing throughput volumes on its existing asset base, as well as acquiring adjacent properties where further economies of scale can be realized. Additionally, the Company expects significant earnings contributions from the Pony Express Pipeline, starting late in the second quarter, and from the sale of new products and services under its Simple Choice brand. In January 1997, K N and PacifiCorp announced the formation of an innovative joint venture that will provide other utility companies a single package of energy, communication and infotainment options under the Simple Choice brand.

     In regulatory proceedings similar to the proceedings under Order 636, which unbundled natural gas services, the FERC has determined the need to unbundle the electric industry and bring competition to electric rates under a proposed rulemaking. Another regulatory matter affecting the electric industry, retail wheeling, is being closely monitored by the Company. Retail wheeling would bring competition to the distribution of electric services, eliminating the monopoly power of electric utilities in their service territories. Throughout the United States, the recent FERC actions are also leading to an opening of a more competitive environment for retail gas services. K N intends to be a leader in providing customers a choice in services. In 1996, the Company voluntarily allowed customers in 10 Wyoming communities to choose their gas supplier. K N will continue to provide all other utility services for customers in the program. The Company expects to implement similar programs in other communities it serves during 1997.

     The Company's vision is to be a world class provider of integrated energy services and solutions. During 1997, its strategies will be directed at -

o    Wrapping value added services around commodities;
o    Becoming the lowest-cost provider in the markets it serves;
o    Capturing additional market share;
o    Unbundling services to maximize margins; and
o Forming alliances that create new opportunities or enhance existing operations.

LITIGATION AND ENVIRONMENTAL

     As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company has reported certain environmental liabilities assumed as a result of the July 13, 1994 merger. Included in these liabilities were certain environmental matters related to the Company's acquisition of various assets from the Cabot Corporation in 1989. While the Cabot Corporation agreed to indemnify the Company against certain of these liabilities, the Company may be responsible for certain costs associated with remediation in the future. The Company is presently unable to determine what, if any, dollar amount is associated with this contingency. However, any potential exposure is not expected to have a material adverse impact on the Company's results of operations or financial position. The Company expects to resolve this matter in 1997.

     The Company's overall potential environmental cost exposure for 1997 is estimated to be approximately $4.7 million. A substantial part of the Company's 1997 environmental costs are either recoverable through insurance and indemnification provisions, or have been previously expensed as part of ongoing business.

     Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on the Company's pending litigation and environmental matters. Company management believes it has established adequate reserves such that resolution of pending litigation and environmental matters will not have a material adverse impact on the Company's financial position or results of operations.

SIGNIFICANT OPERATING VARIABLES

     Historically, fluctuations in natural gas prices have had relatively little impact on the Company's earnings. During the first quarter of 1996, due to a significant increase in gas prices coupled with several heavy peak demand periods, the Company did experience a reduction in nonregulated margins tied to certain sales contracts. Terms of these contracts have been renegotiated to mitigate future occurrences. In the regulated retail natural gas services segment, the actual cost of gas incurred is recovered from customers. In the nonregulated gas sales area, the majority of the sales contracts are either supplied by fixed-price contracts or both the selling price and the supply price are tied to indices where the margin is, in effect, locked-in. Additionally, where price fluctuation exposure exists with respect to sales contracts or NGLs feedstock, this risk is mitigated by hedging instruments.

     During 1996, NGLs prices reached a long-term high, averaging $0.41 per gallon. The Company expects average prices to be somewhat lower in 1997. Under current agreements with producers, a one cent change in average per gallon prices impacts the Company's pre-tax operating income by approximately $2.0 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To K N Energy, Inc.:

     We have audited the accompanying consolidated balance sheets of K N Energy, Inc. (a Kansas corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K N Energy, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                         /s/ Arthur Andersen LLP

Denver, Colorado
February 4, 1997

CONSOLIDATED STATEMENTS OF INCOME
K N ENERGY, INC. AND SUBSIDIARIES

                                                         YEARS ENDED DECEMBER 31
                                                         -----------------------
                                                   1996            1995             1994
                                                   ----            ----             ----
                                                  (In Thousands Except Per Share Amounts)
OPERATING REVENUES:

Gathering, Processing and Marketing Services    $1,193,984        $ 854,462        $ 838,474
Interstate Transportation and Storage Services      25,352           22,217           21,044
Retail Natural Gas Services                        223,838          227,282          220,431
Gas and Oil Production                                   -            7,437           11,328
                                                ----------        ---------        ---------
Total Operating Revenues                         1,443,174        1,111,398        1,091,277
                                                ----------        ---------        ---------


OPERATING COSTS AND EXPENSES:

Gas Purchases and Other Costs of Sales           1,062,062          752,129          777,634
Operations and Maintenance                         175,778          174,181          165,516
Depreciation, Depletion and Amortization            51,212           49,891           50,278
Taxes, Other Than Income Taxes                      19,321           19,835           17,025
Merger and Restructuring Costs                           -                -           25,945
                                                ----------        ---------        ---------
Total Operating Costs and Expenses               1,308,373          996,036        1,036,398
                                                ----------        ---------        ---------


OPERATING INCOME                                   134,801          115,362           54,879
                                                ----------        ---------        ---------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense                                   (35,933)         (34,211)         (31,605)
Minority Interests                                  (2,946)            (905)            (659)
Other, Net                                           3,794            1,326            2,206
                                                ----------        ---------        ---------
Total Other Income and (Deductions)                (35,085)         (33,790)         (30,058)
                                                ----------        ---------        ---------


INCOME BEFORE INCOME TAXES                          99,716           81,572           24,821
Income Taxes                                        35,897           29,050            9,500
                                                ----------        ---------        ---------

NET INCOME                                          63,819           52,522           15,321
Less - Preferred Stock Dividends                       398              492              630
                                                ----------        ---------        ---------
EARNINGS AVAILABLE FOR
 COMMON STOCK                                   $   63,421        $  52,030        $  14,691
                                                ==========        =========        =========

EARNINGS PER COMMON SHARE                       $     2.14        $    1.83        $    0.52
                                                ==========        =========        =========




The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                       DECEMBER 31
                                                                  ----------------------
                                                                     1996        1995
                                                                  ----------  ----------
                                                                      (In Thousands)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                         $   17,005  $   22,571
Accounts Receivable                                                  298,072     214,963
Materials and Supplies                                                 6,092      10,515
Gas in Underground Storage                                            43,511      13,534
Prepaid Gas                                                           12,001       7,800
Other Prepaid Expenses                                                12,824      13,536
Gas Imbalances and Other                                              65,319      23,880
                                                                  ----------  ----------
                                                                     454,824     306,799
                                                                  ----------  ----------
INVESTMENTS:
Investment in Tom Brown, Inc.                                         44,331           -
Investment in Gas and Oil Properties, Net                                  -      36,451
Other                                                                  6,207      15,784
                                                                  ----------  ----------
                                                                      50,538      52,235
                                                                  ----------  ----------
PROPERTY, PLANT AND EQUIPMENT, NET                                 1,029,171     859,203
                                                                  ----------  ----------
DEFERRED CHARGES AND OTHER ASSETS                                     95,187      39,220
                                                                  ----------  ----------
TOTAL ASSETS                                                      $1,629,720  $1,257,457
                                                                  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                              $   26,971  $   28,197
Notes Payable                                                        129,300      88,000
Accounts Payable                                                     241,187     157,340
Accrued Taxes                                                         16,045       5,423
Gas Imbalances and Other                                              85,113      50,878
                                                                  ----------  ----------
                                                                     498,616     329,838
                                                                  ----------  ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes                                                122,371     112,267
Deferred Revenues                                                      6,940      20,823
Other                                                                 24,990      30,356
                                                                  ----------  ----------
                                                                     154,301     163,446
                                                                  ----------  ----------
LONG-TERM DEBT                                                       423,676     315,564
                                                                  ----------  ----------
MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                          26,333      14,277
                                                                  ----------  ----------
COMMITMENTS AND CONTINGENT LIABILITIES
 (NOTES 1, 5 AND 14)
PREFERRED STOCK SUBJECT TO MANDATORY
 REDEMPTION                                                                -         572
                                                                  ----------  ----------
STOCKHOLDERS' EQUITY:
Preferred Stock                                                        7,000       7,000
                                                                  ----------  ----------
Common Stock:
 Authorized - 50,000,000 Shares, Par Value $5 Per Share
 Outstanding - 30,295,792 and 28,097,749 Shares, Respectively        151,479     140,489
Additional Paid-in Capital                                           228,902     176,910
Retained Earnings                                                    142,578     109,895
Deferred Compensation                                                 (2,908)       (222)
Treasury Stock, at Cost - 7,216 and 10,739 Shares, Respectively         (257)       (312)
                                                                  ----------  ----------
Total Common Stockholders' Equity                                    519,794     426,760
                                                                  ----------  ----------
Total Stockholders' Equity                                           526,794     433,760
                                                                  ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,629,720  $1,257,457
                                                                  ==========  ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
K N ENERGY, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                           COMMON STOCK         ADDITIONAL               DEFERRED        TREASURY STOCK
                                           ------------          PAID-IN     RETAINED     COMPEN -       ---------------
                                       SHARES        AMOUNT      CAPITAL     EARNINGS     SATION       SHARES       AMOUNT
                                     ----------     --------    --------     --------     -------      -------      ------
                                                                      (Dollars In Thousands)

BALANCE, DECEMBER 31, 1993           27,200,967     $136,005    $164,427      $ 92,187    $(1,157)           -      $    -
Net Income                                                                      15,321
Cash Dividends -
    Common, $0.76 Per Share                                                   (20,846)
    Preferred                                                                    (630)
Treasury Stock Acquired                                                                                (91,601)     (2,065)
Employee Stock Options                   59,492          298         466
Employee Benefit Plans                  136,922          685       2,858                                27,805         633
Dividend Reinvestment and
    Stock Purchase Plans                181,069          905       2,676                                19,379         444
Exercise of Common Stock Warrants        19,081           95         111
Issuance of Common Shares as
    Executive Compensation               20,000          100         394                     (322)
Amortization of Deferred
    Compensation                                                                            1,101
                                     ----------     --------    --------     --------     -------      -------      ------
BALANCE, DECEMBER 31, 1994           27,617,531      138,088     170,932       86,032        (378)     (44,417)       (988)
Net Income                                                                     52,522
Cash Dividends -
    Common, $1.01 Per Share                                                   (28,167)
    Preferred                                                                    (492)
Treasury Stock Acquired                                                                                (72,500)     (1,959)
Employee Stock Options                  354,901        1,774       4,006
Employee Benefit Plans                   20,738          104         394                                    80           2
Dividend Reinvestment and
    Stock Purchase Plans                 97,979          490       1,444                               106,098       2,633
Issuance of Common Shares as
    Executive Compensation                6,600           33         134
Amortization of Deferred
    Compensation                                                                              156
                                     ----------     --------    --------     --------     -------      -------      ------
BALANCE, DECEMBER 31, 1995           28,097,749      140,489     176,910      109,895        (222)     (10,739)       (312)
Net Income                                                                     63,819
Cash Dividends -
    Common, $1.05 Per Share                                                   (30,738)
    Preferred                                                                    (398)
Sale of Common Stock, Net             1,715,000        8,575      44,591
Redemption and Cancellation of
    Common Stock Warrants                                         (7,420)
Unrealized Holding Gains on
    Available-for-Sale Securities                                  5,735
Treasury Stock Acquired                                                                               (220,178)     (7,069)
Acquisition of Businesses                                          1,648                                33,765       1,183
Employee Stock Options                  292,421        1,462       2,981                                   517          16
Dividend Reinvestment and
    Stock Purchase Plans                 95,572          478       1,438                               189,419       5,925
Issuance of Common Shares as
    Executive Compensation               95,050          475       3,019                   (3,494)
Amortization of Deferred
    Compensation                                                                              808
                                     ----------     --------    --------     --------     -------      -------      ------
BALANCE, DECEMBER 31, 1996           30,295,792     $151,479    $228,902     $142,578     $(2,908)      (7,216)     $ (257)
                                     ==========     ========    ========     ========     =======      =======      ======


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
K N ENERGY, INC. AND SUBSIDIARIES

                                                            YEARS ENDED DECEMBER 31
                                                            -----------------------
                                                        1996          1995         1994
                                                        ----          ----         ----
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $  63,819    $  52,522    $  15,321
Adjustments to Reconcile Net Income to
    Net Cash Flows From Operating Activities:
    Depreciation, Depletion and Amortization              51,212       49,891       50,278
    Deferred Income Taxes                                 16,443       15,975        7,302
    Deferred Purchased Gas Costs                          (8,109)      (1,458)       1,601
    Provision for Losses on Accounts Receivable              307          949          627
    Loss (Gain) on Sale of Facilities                        491            -       (1,458)
    Asset Write-off Associated with Merger                     -            -        2,500
    Changes in Other Working Capital Items               (27,561)      19,297       16,523
    Changes in Deferred Revenues                         (13,883)     (21,267)      (1,602)
    Other, Net                                            (1,890)      13,671          120
                                                       ---------    ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                  80,829      129,580       91,212
                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                    (119,987)     (79,313)     (70,511)
Acquisitions                                            (154,007)     (31,945)     (31,231)
Investments                                               (2,142)      (6,598)      (3,906)
Proceeds from Sale of Facilities                          11,922        2,706       22,305
Collections (Payments) Under Basket Agreement                  6        1,491         (306)
                                                       ---------    ---------    ---------
NET CASH FLOWS USED IN INVESTING ACTIVITIES             (264,208)    (113,659)     (83,649)
                                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                      41,300       28,000       13,000
Long-Term Debt - Issued                                  125,000            -       83,100
               - Retired                                 (18,170)     (21,322)     (79,078)
Preferred Stock Redemption                                  (572)      (1,143)      (1,643)
Common Stock Issued                                       61,668        8,379        8,093
Redemption and Cancellation of Common Stock Warrants      (7,420)           -            -
Common Stock Issuance Costs                               (2,143)           -            -
Treasury Stock - Issued                                    5,941        2,635        1,077
               - Acquired                                 (7,069)      (1,959)      (2,065)
Cash Dividends - Common                                  (30,738)     (28,167)     (20,846)
               - Preferred                                  (398)        (492)        (630)
Minority Interests - Contributions                        13,586        2,906        1,163
                   - Distributions                        (2,182)      (2,765)      (2,183)
Premium on Debt Re-acquisition and Issuance Costs           (990)         (35)      (1,291)
                                                       ---------    ---------    ---------
NET CASH FLOWS FROM (USED IN) FINANCING
  ACTIVITIES                                             177,813      (13,963)      (1,303)
                                                       ---------    ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents      (5,566)       1,958        6,260
Cash and Cash Equivalents at Beginning of Year            22,571       20,613       14,353
                                                       ---------    ---------    ---------
Cash and Cash Equivalents at End of Year               $  17,005    $  22,571    $  20,613
                                                       =========    =========    =========



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Nature of Operations

     K N Energy, Inc. ("K N") is an energy services provider and has operations in nine states in the Rocky Mountain and Mid-Continent regions. Natural gas services include gathering, processing, storing, transporting and marketing natural gas, providing retail natural gas distribution services, providing field services to natural gas producers and marketing natural gas liquids. A branded package of consumer services and customer billing and call center services are also offered. The Company's operations are divided between regulated and nonregulated sectors.

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

     The consolidated financial statements include the accounts of K N and its majority-owned subsidiaries (the "Company"). Investments in jointly owned operations in which the Company has 20 to 50 percent ownership are accounted for under the equity method. All material intercompany items and transactions have been eliminated.

(C)  Accounting for Regulatory Activities

     The Company's regulated public utilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effect of regulation.

     Regulatory assets and liabilities represent probable future revenues or expenses to the Company associated with certain charges and credits which will be recovered from or refunded to customers through the ratemaking process.
The following regulatory assets and liabilities are reflected in the accompanying consolidated financial statements (in thousands):

                                            DECEMBER 31
                                            -----------
                                           1996     1995
                                           -----    -----
REGULATORY ASSETS:

  Employee Benefit Costs                 $ 1,084  $   923
  Debt Refinancing Costs                   3,100    3,514
  Deferred Income Taxes                      706      755
  Purchased Gas Costs                     28,814   15,254
  Plant Acquisition Adjustments              454      454
  Rate Regulation and Application Costs      830    1,401
                                         -------  -------
Total Regulatory Assets                   34,988   22,301
                                         -------  -------

REGULATORY  LIABILITIES:
  Deferred Income Taxes                    4,218    4,621
  Purchased Gas Costs                      6,529   10,640
                                         -------  -------
Total Regulatory Liabilities              10,747   15,261
                                         -------  -------

NET REGULATORY ASSETS                    $24,241  $ 7,040
                                         =======  =======


     As of December 31, 1996, $32.5 million of the Company's regulated assets and $9.9 million of the Company's regulated liabilities were being recovered from or refunded to customers through rates over periods ranging from one to 17 years.

(D)  Earnings Per Share

     Primary earnings per share are computed based on the monthly weighted average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options and warrants) using the treasury stock method. The number of common shares used in computing earnings per share was 29,624,000 in 1996, 28,360,000 in 1995 and 28,044,000 in 1994.

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

(G)  Property, Plant and Equipment

     Property, plant and equipment is stated at historical cost which, for constructed plant, includes indirect costs such as payroll taxes, fringe benefits, and administrative and general costs. Expenditures which increase capacities or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

     Gains or losses are recognized upon retirement of nonutility property, plant and equipment. The cost of depreciable utility property, plant and equipment retired, plus the cost of removal less salvage, is deducted from accumulated depreciation with no effect on current period earnings.

(H)  Depreciation, Depletion and Amortization

     Depreciation is computed based on the straight-line method over estimated useful lives ranging from 3 to 40 years for most property, plant and equipment.

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

(J)  Accounting Pronouncements Issued But Not Yet Effective

     Effective January 1, 1997, the Company will adopt the provisions of Statement of Position ("SOP") No. 96-1, Environmental Remediation Liabilities. This Statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities of $2.9 million at December 31, 1996. SOP 96-1 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.

(K) Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

(L) Cash Flow Information

     The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Changes in Other Working Capital Items Summary and Supplemental Disclosures of Cash Flow Information are as follows (in thousands):

CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY (NET OF ACQUISITION EFFECTS)


                                                      1996       1995       1994
                                                   ---------  ---------  --------

Accounts Receivable                                $ (82,903) $ (67,364) $ 24,685
Contract Demand Receivables                                -          -    38,732
Materials and Supplies                                 4,761      2,172    (1,083)
Gas in Underground Storage                           (29,977)    17,950   (10,842)
Other Current Assets                                 (45,498)    16,981   (16,329)
Accounts Payable, Accrued Taxes and
  Other Current Liabilities                          126,056     49,558   (18,640)
                                                   ---------  ---------  --------
                                                   $ (27,561) $  19,297  $ 16,523
                                                   =========  =========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest (Net of Amount Capitalized)               $  31,748  $  34,503  $ 28,721
                                                   =========  =========  ========
Income Taxes                                       $  14,156  $   9,774  $ 12,763
                                                   =========  =========  ========


2. AOG MERGER

     On July 13, 1994, pursuant to the Agreement of Merger dated March 24, 1994, American Oil & Gas Corporation ("AOG") was merged into the Company. As a result of the merger, each outstanding share of common stock of AOG was converted into 0.47 of a share of common stock of K N. In connection with the merger, all the outstanding shares of AOG common stock were converted into approximately 12.2 million shares of K N stock, and the authorized number of shares of K N common stock was increased to 50 million shares. The merger was accounted for as a pooling of interests. The Company recorded merger and restructuring costs totaling $25.9 million in 1994 relating to the merger and the formal restructuring plan of the Company's retail distribution operations. The restructuring plan was completed during 1995. Total cash expenditures related to these charges were $23.4 million.

3.   MERGER AND ACQUISITIONS

(A)  Pony Express Pipeline

     In 1996, K N purchased a 900-mile crude oil pipeline owned by Amoco Pipeline Company for conversion to natural gas service. In May, one of K N's regulated interstate pipeline subsidiaries, K N Interstate Gas Transmission Co. ("KNI"), filed with the FERC requesting authority to purchase from K N the portion of the line, renamed the Pony Express Pipeline, from Lost Cabin, Wyoming in central Wyoming to Freeman, Missouri near Kansas City. KNI also requested authority to convert the pipeline to natural gas service, install compression and construct additional pipeline facilities. The pipeline is expected to begin limited operations late in the second quarter of 1997; the actual timing depends upon the date FERC approval is received.

     On November 27, 1996, KNI took assignment of two contracts to provide firm transportation capacity of 230 MMcf per day to the Kansas City metropolitan area part of which will be transported through the Pony Express Pipeline. KNI will also construct approximately 36 miles of lateral facilities to connect the new markets with the Pony Express Pipeline and a third party pipeline. These facilities are expected to be in service by September 1997.

(B)  Gas and Oil Properties

     On January 31, 1996, K N and Tom Brown, Inc. ("TBI") closed a transaction pursuant to which K N transferred its stock in K N Production Company ("KNPC"), a wholly owned subsidiary of K N, to TBI in exchange for common and convertible preferred stock of TBI. The transaction represents a non-monetary exchange (valued at $38.6 million) of oil and gas assets for accounting purposes. The common shares are considered available-for-sale securities and, as a result, unrealized holding gains totaling $5.7 million are included in additional paid-in capital in the consolidated Balance Sheet at December 31, 1996.

     In conjunction with this transaction, K N and TBI formed Wildhorse Energy Partners, LLC, owned 55 percent by K N and 45 percent by TBI, which performs certain gathering, processing, field, marketing and storage services in a defined area of mutual interest.

(C)  Gathering Assets

     In September 1996, Wildhorse Energy Partners, LLC executed a definitive agreement to purchase Williams Field Services' gathering and processing assets in western Colorado and eastern Utah. The assets acquired include 955 miles of gathering lines and related facilities and two natural gas processing plants.

(D)  Transmission and Storage Systems

     In February 1995, the Company acquired certain natural gas transmission pipeline and storage assets in Texas. The assets include two West Texas pipeline systems, comprised of 347 miles of pipeline and related facilities, which are connected to K N's core pipeline system. In addition, surface facilities, lease rights and approximately 10.3 Bcf of natural gas in storage in a leased, Gulf Coast storage field were acquired. K N also acquired the remaining 50 percent interest it did not previously own in a 90-mile joint venture pipeline near Midland, Texas. The total purchase price was $79 million. The Company utilized an operating lease and short-term debt financing arrangements to fund the acquisition.

(E)  TransColorado Project

     During 1996, an agreement was executed providing for the construction and operation of a new unregulated gas treating plant in southwestern Colorado owned by affiliates of K N and El Paso Natural Gas Company. The treating plant is connected to Phase I (New Mexico pre-build) of the TransColorado pipeline. On September 30, 1996, the FERC approved TransColorado Gas Transmission Company's application to construct Phase I of the project which consists of 22.5 miles of 24-inch pipeline and 2.5 miles of 16-inch lateral pipeline. Both the pipeline and plant, which have a combined capital cost of approximately $30 million and a design capacity to handle up to 120,000 MMBtu per day, were placed in service in December 1996.

(F)  Processing Assets

     On December 13, 1996, K N signed a letter of intent to purchase several Enron Corp. subsidiaries that own the Bushton natural gas processing facility located in Ellsworth County, Kansas, and other Hugoton Basin gathering assets located in Kansas and Oklahoma. The Bushton facility processes approximately 825 MMcf of natural gas and produces approximately 1.2 million gallons of natural gas liquids and approximately 1.7 MMcf of crude helium per day. The gathering assets gather approximately 475 MMcf per day of natural gas through approximately 2,200 miles of pipeline.

     The closing of the transaction is subject to execution of acceptable definitive agreements and receipt of appropriate regulatory approvals.

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

     In January 1995, as a result of an agreement reached with its customers, the Company filed an application with the FERC to transfer three storage fields, including approximately 45 Bcf of cushion gas held by KNI, to a newly created affiliate, K N Natural Gas, Inc. ("KNNG"). On May 2, 1995, the FERC issued an order approving the storage reorganization filing. With the approval of this transfer, KNI owns only the Huntsman, Nebraska storage facilities, which remain as jurisdictional facilities and continue to provide storage services. Jurisdictional rates were restated to reflect this transfer. KNNG began selling gas at market rates from the three storage facilities which were transferred, effective June 1, 1995.

     In December 1994, KNI sought authority from the FERC to install pipeline and compressor facilities in the vicinity of Casper, Wyoming which would increase KNI's mainline capacity by 47.5 MMBtus per day. By an order dated January 18, 1996, the FERC granted the requested authority. KNI has constructed $8.7 million of facilities which increase westend system capacity by 35 MMBtus per day and is holding in abeyance construction of the rest of the authorized facilities pending action by the FERC on its Pony Express Pipeline application.

         K N's retail natural gas services business segment received rate increases from the Colorado Public Utilities Commission during 1994 as summarized below:

           ENTITY REQUESTING       APPROVED ANNUALIZED          EFFECTIVE DATE
              INCREASE              REVENUE INCREASE             OF NEW RATES
              --------              ----------------             ------------
                                     (In Millions)

               RMNGD*                   $ 1.5                       4-2-94
               RMNGD*                     0.5                       9-1-94

         *Rocky Mountain Natural Gas Division of K N

5.       LEGAL MATTERS

         The Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision") in 1989. A majority of the Company's groundwater, soil and free phase petroleum cleanup occurred between 1990 and 1996. The total remaining estimated cost is not expected to exceed $150,000.

         In 1994, a mercury sampling program was initiated on the Company's systems in central and western portions of Kansas. The Company is working with the Kansas Department of Health and Environment pursuant to a five-year assessment program; active remediation will begin in the summer of 1997. The costs are not expected to have any material adverse impact on the Company's financial position or results of operations. The cleanup program is not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         The Company performed environmental audits in Colorado, Kansas and Nebraska which revealed that certain grease and lubricating oils used at various pipeline and facilities locations contained polychlorinated biphenyls ("PCBs"). The Company is working with the appropriate regulatory agencies to manage the cleanup and remediation of the pipelines and facilities. The Company filed suit against Rockwell International Corporation ("Rockwell"), manufacturer of the PCB-containing grease used in certain of the Company's pipelines and facilities, and two other related defendants for expenses and losses incurred by the Company for cleanup or mitigation. The Company settled with Rockwell in March 1994. At PCB sites with approved workplans, the Company estimates that the future cost of remediation, which will occur over a period of years, will be approximately $1.3 million, a substantial portion of which is recoverable under the Rockwell settlement. Approximately $1.4 million for PCB remediation has been expended as of December 31, 1996. The total potential remediation and cleanup costs at currently identified locations is not expected to have a material adverse impact on the Company's financial position or results of operations. The cleanup programs are not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

         Pursuant to certain acquisition agreements in 1989 and 1992, The Maple Gas Corporation and Cabot Corporation ("Cabot"), the Company's largest stockholder, indemnified the Company for certain environmental liabilities. Issues have arisen concerning Cabot's indemnification obligations; however, in conjunction with the AOG merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters, which will expire on March 31, 1997. The Company believes it will be able to reach agreement with Cabot, and is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

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

         On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as KNPC and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the defendant companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. The Company's potential liability for monetary damages and the amount of such damages, if any, are subject to dispute between the parties; however, the Company believes it has a meritorious position in these matters and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations. In July 1996, the U. S. District Court, District of Colorado lifted its stay of this proceeding, and discovery is ongoing. This case is still pending, but no trial date has yet been set. On July 26, 1996 K N and Rocky Mountain Natural Gas Company ("RMNG") along with over 70 other natural gas pipeline companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Mr. Grynberg and declined to intervene in the action, allowing Mr. Grynberg to proceed on his own. No specific claims have been made against K N or RMNG, and no specific monetary damages have been claimed. No trial date has been set. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations.

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

6.       PROPERTY, PLANT AND EQUIPMENT

         Investment in property, plant and equipment, at cost, and accumulated depreciation and amortization ("Accumulated D&A"), detailed by business segment, are as follows (in thousands):

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                 PROPERTY, PLANT  ACCUMULATED
                                                  AND EQUIPMENT      D&A             NET
                                                  -------------   -----------    ----------
Gathering, Processing and Marketing Services       $  683,569     $  212,926     $  470,643
Interstate Transportation and Storage Services        454,427        156,358        298,069
Retail Natural Gas Services                           409,626        149,167        260,459
                                                   ----------     ----------     ----------
                                                   $1,547,622     $  518,451     $1,029,171
                                                   ==========     ==========     ==========


                                                             DECEMBER 31, 1995
                                                             -----------------
                                                 PROPERTY, PLANT   ACCUMULATED
                                                  AND EQUIPMENT       D&A            NET
                                                  -------------   -----------    ----------
Gathering, Processing and Marketing Services       $  663,754     $  205,702     $  458,052
Interstate Transportation and Storage Services        315,686        149,267        166,419
Retail Natural Gas Services                           369,576        134,844        234,732
                                                   ----------     ----------     ----------
                                                   $1,349,016     $  489,813     $  859,203
                                                   ==========     ==========     ==========

         Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes a stricter criterion for both nonregulated and regulated long-lived assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory structure in which the Company operates, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in the industry. Adoption of this standard had no impact on the Company's financial position or results of operations.

7.       INCOME TAXES

         Deferred income tax assets and liabilities are recognized based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit that is not expected to be realized.

         Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

                               1996         1995         1994
                               ----         ----         ----
TAXES CURRENTLY PAYABLE:
    Federal                  $17,685      $11,069      $ 5,992
    State                      1,769        2,006       (3,794)
                             -------      -------      -------
    Total                     19,454       13,075        2,198
                             -------      -------      -------
TAXES DEFERRED:
    Federal                   15,601       15,672        4,081
    State                        842          303        3,221
                             -------      -------      -------
    Total                     16,443       15,975        7,302
                             -------      -------      -------
TOTAL TAX PROVISION          $35,897      $29,050      $ 9,500
                             =======      =======      =======
EFFECTIVE TAX RATE              36.0%        35.6%        38.3%
                             =======      =======      =======

         The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                  1996      1995       1994
                                                  ----      ----       ----

FEDERAL INCOME TAX RATE                          35.0%      35.0%      35.0%
INCREASE (DECREASE) AS A RESULT OF:
    State Income Tax, Net of Federal Benefit      1.7%       1.8%      (1.5%)
    Nonconventional Fuels Credit                    -       (1.0%)     (3.0%)
    Nondeductible Merger Costs                      -          -        7.8%
    Other                                        (0.7%)     (0.2%)        -
                                                 ----       ----       ----
EFFECTIVE TAX RATE                               36.0%      35.6%      38.3%
                                                 ====       ====       ====

         The Company has recorded deferred regulatory assets of $0.7 million and $0.8 million, and deferred regulatory liabilities of $4.2 million and $4.6 million at December 31, 1996 and 1995, respectively, which are expected to result in cost-of-service adjustments. These amounts reflect the "gross of tax" presentation required under SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and liabilities and deferred regulatory assets and liabilities for rate-regulated entities computed according to SFAS 109 result from the following (in thousands):

                                                      DECEMBER 31
                                                      -----------
                                                  1996         1995
                                                  ----         ----
DEFERRED TAX ASSETS:
    Unbilled Revenue                             $    925   $  2,113
    Vacation Accrual                                1,599      1,577
    State Taxes                                     4,438      4,358
    Capitalized Overhead Adjustment                 1,858      2,069
    Operating Reserves                              1,155        772
    Stock Investments                                   -      1,425
    Deferred Revenues                                   -      1,525
    Alternative Minimum Tax Credits                10,164     10,011
    Other                                           4,339      5,327
                                                 --------   --------
TOTAL DEFERRED TAX ASSETS                          24,478     29,177
                                                 --------   --------
DEFERRED TAX LIABILITIES:
    Liberalized Depreciation                      131,192    129,048
    Rate Matters                                    6,757      4,574
    Prepaid Pension                                 2,735      3,988
    Stock Investments                               3,457          -
    Other                                           2,708      3,834
                                                 --------   --------
TOTAL DEFERRED TAX LIABILITIES                    146,849    141,444
                                                 --------   --------
NET DEFERRED TAX LIABILITIES                     $122,371   $112,267
                                                 ========   ========
DEFERRED ACCOUNTS FOR RATE REGULATED ENTITIES:
    Assets                                       $    706   $    755
                                                 ========   ========
    Liabilities                                  $  4,218   $  4,621
                                                 ========   ========

8.       FINANCING

(A)      Notes Payable

         At December 31,1996, K N had a revolving credit agreement with seven banks to borrow for general corporate purposes, including commercial paper support, up to a total of $200 million. On March 7, 1997, this agreement was amended to include a total of 11 banks and to increase the amount of the credit facility to $350 million. Borrowings are made at rates negotiated on the borrowing date and for a term of no more than 360 days. Under the credit agreement, K N agrees to pay a facility fee based on the total commitment, at rates which vary based on the financial rating of K N's long-term debt. Facility fees paid in both 1996 and 1995 were $0.2 million. The amended credit agreement expires March 7, 2002. At December 31, 1996, $40 million was outstanding under this credit agreement, compared with $10 million at December 31, 1995 under other agreements that were not renewed during 1996.

         Commercial paper issued by K N represents unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1996, all commercial paper was redeemed within 63 days, with interest rates ranging from
5.15 to 6.63 percent. Commercial paper outstanding at December 31, 1996 and 1995, respectively, were $89.3 and $78.0 million. The weighted average interest rates on short-term borrowings outstanding at December 31, 1996 and 1995, respectively, were 6.93 percent and 6.01 percent.

         Average short-term borrowings outstanding during 1996 and 1995 were $60.8 million and $47.8 million, respectively. During 1996 and 1995, the weighted average interest rates on short-term borrowings outstanding were 5.62 percent and 6.01 percent, respectively.



(B)      Long-Term Debt

                                                            DECEMBER 31
                                                            -----------
                                                          1996        1995
                                                          ----        ----
                                                            (In  Thousands)
DEBENTURES:
    6.5% Series, Due 2013                              $ 50,000     $ 50,000
    7.85%  Series, Due 2022                              27,545       28,434
    8.75%  Series, Due 2024                              75,000       75,000
    7.35%  Series, Due 2026                             125,000            -
SINKING FUND DEBENTURES:
    9.95% Series, Due 2020                               20,000       20,000
    9.625% Series, Due 2021                              45,000       45,000
    8.35% Series, Due 2022                               35,000       35,000
Unamortized Debt Discount                                (1,013)      (1,069)
SENIOR NOTES:
    7.27%, Due 1997-2002                                 30,000       32,500
    11.846% (AOG), Due 1997-1999                         18,661       25,446
Medium-Term Notes, 10.07%
    Average Rate, Due 1997-1999                           8,000       12,500
$25 Million Subordinated Revolving
    Credit Note (AOG) with Cabot
    Corporation, Interest at the
    London Interbank Offered Rate
    ("LIBOR") Plus 0.925%
    at December 31, 1996 and 1995,
    (6.425% and 6.8625%, Respectively), Due 1997         10,916       11,142
8.5% Note Payable of Red River Pipeline, L.P.,
    Due 1997-1998                                         6,538        9,808
Current Maturities of Long-Term Debt                    (26,971)     (28,197)
                                                       --------     --------
Total Long-Term Debt                                   $423,676     $315,564
                                                       ========     ========

         Maturities of long-term debt for the five years ending December 31, 2001, are as follows (in thousands):

YEAR                                                            AMOUNT
----                                                            ------
1997                                                           $26,971
1998                                                            19,055
1999                                                            13,089
2000                                                             5,000
2001                                                             6,000

         On May 23, 1996, K N filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") for common stock and unsecured debt securities up to an aggregate initial offering of $300 million.

         On July 26, 1996, K N sold publicly $125 million of 30-year 7.35% debentures at an all-in cost to the Company of 7.40 percent. This debt was issued from the $200 million shelf registration filed with the SEC in

November 1993. Net proceeds from this financing were used to reduce short-term indebtedness and fund capital expenditures, including costs of acquiring the Pony Express Pipeline (See Note 3(A)).

         At December 31, 1996 and 1995, the carrying amount of the Company's long-term debt was $451.7 million and $344.8 million, respectively, and the estimated fair value was $471.6 million and $383.2 million, respectively. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturity.

(C)      Common Stock

         On August 6, 1996, K N sold publicly 1,715,000 million shares of its common stock at $32.25 per share, less offering expenses. The stock was sold from the $300 million shelf registration filed with the SEC in May 1996. K N applied approximately $7.4 million of the net proceeds from the offering to redeem and cancel outstanding warrants to purchase a total of 545,200 shares of K N's common stock. The balance of the net proceeds from the offering were used in the same manner as the net proceeds from the debt financing described above in Note 9(B).

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

9.       PREFERRED STOCK

                                                           DECEMBER 31
                                                           -----------
                                                          1996     1995
                                                          ----     ----
                                                         (In Thousands)
Authorized - Class A, 200,000 Shares;
    Class B, 2,000,000 Shares, All Without Par Value-
Redeemable Solely at Option of Company -
        Class A, $5.00 Cumulative
          Series, 70,000 Shares                         $ 7,000   $7,000
                                                        =======   ======

Subject to Mandatory Redemption at $100 Per Share-
    Class B, $8.30 Cumulative Series,
          5,720 Shares at December 31, 1995             $     -   $  572
                                                        =======   ======

(A)      Class A $5.00 Preferred Stock

         The Class A $5.00 Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time on 30 days' notice at $105 per share plus accrued dividends. This series has no sinking fund requirements.

(B)      Class B $8.30 Preferred Stock

         The remaining 5,720 shares of K N Class B $8.30 Preferred Stock subject to mandatory redemption were redeemed by the Company in 1996. In each of the years 1995 and 1994, the Company redeemed 5,714 shares subject to mandatory redemption, and an additional 5,714 shares at $100 per share.

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

(D)      Fair Value

         The Company redeemed all shares of preferred stock subject to mandatory redemption during 1996. The carrying amount and estimated fair value of the Company's outstanding preferred stock subject to mandatory redemption at December 31, 1995 was $0.6 million. The fair value of the Company's preferred stock was estimated based on an evaluation made by an independent security analyst.

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

(A)      Energy Financial Instruments

         The Company uses energy financial instruments to minimize its risk of price changes in the spot and fixed price natural gas and NGLs markets. Energy risk management products include commodity futures and options contracts, fixed price swaps and basis swaps. Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against pre-existing or anticipated physical gas and condensate sales, gas purchases, system use, and storage in order to protect profit margins, and is prohibited from engaging in speculative trading. The activities of the risk management group are monitored by the Company's Risk Management Committee which is charged with the review and enforcement of the Board of Directors' risk management guidelines. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expenses in the periods the underlying physical transactions occur. All 1996 and 1995 transactions were recorded as hedges.

         As of December 31, 1996 the Company had deferred net gains of $1.8 million, representing the difference between the current market value and the original physical contracts' value, associated with hedging activities, of which $1.6 million of losses relate to commodity contracts and $3.4 million of gains relate to over-the-counter swaps and options. The deferrals will be offset by the corresponding underlying physical transactions and are reflected as net deferred charges in the accompanying consolidated financial statements. At December 31, 1996 the Company held notional long volumetric positions of
21.4 Bcf of gas, of which 1.7 were
held in gas commodity positions and 19.7 were held in over-the-counter swaps and options. Of the 21.4 notional total, associated physical transactions of
17.2 Bcf are expected to occur in 1997 and 4.2 Bcf in 1998. A change of plus or minus 10 percent of the fair market prices of the above financial instruments would have the approximate effect of reducing or increasing the deferrals by $4.3 million, which would be offset by corresponding increases or decreases in the value of the underlying physical transactions.

(B)      Interest Rate Swaps

         The Company has entered into various interest rate swap and cap agreements for the purpose of managing interest rate exposure. Settlement amounts payable or receivable under these agreements are recorded as interest expense or income in the accounting period they are incurred.

         In February 1993, AOG entered into a three-year interest rate swap agreement covering $25 million of notional principal whereby it pays LIBOR, which is reset every six months in arrears, in exchange for a fixed rate of
5.07 percent. This agreement terminated in March 1996. In September 1993, AOG entered into a second three-year interest rate swap agreement covering $10 million of notional principal at a LIBOR rate, which is reset every 12 months in arrears, in exchange for a fixed rate of 5.27 percent. In August 1994, the counterparty to this second agreement exercised its rights to extend this agreement by one additional year, with the agreement now terminating in September 1997.

         In 1994, the Company entered into four interest rate cap agreements which effectively cap the LIBOR rate to be paid by the Company under these swap agreements at 7.5 percent for the terms of the original swap agreements.

11.      EMPLOYEE BENEFITS

(A)      Retirement Plans

         The Company has defined benefit pension plans covering substantially all full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment. These plans are tax qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act. The Company's funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds.

         Net pension cost includes the following components (in thousands):

                                                     1996        1995         1994
                                                     ----        ----         ----

Service Cost - Benefits Earned During the Period   $  3,289    $  3,332    $  2,721
Interest Cost on Projected Benefit Obligation         6,756       6,372       5,986
Actual Return on Assets                             (18,243)    (17,569)        565
Net Amortization and Deferral                         8,896       8,415      (9,166)
                                                   --------    --------    --------
Net Periodic Pension Cost                          $    698    $    550    $    106
                                                   ========    ========    ========

         As a result of restructuring activities, curtailment gains of $.07 million are reflected in the net amortization and deferral component of net periodic pension cost for 1995.

         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1996 and 1995 (in thousands):

                                                             DECEMBER 31
                                                             -----------
                                                           1996        1995
                                                           ----        ----
Actuarial Present Value of Benefit Obligations:
    Vested Benefit Obligation                           $ (84,861)   $ (77,490)
                                                        =========    =========
    Accumulated Benefit Obligation                      $ (90,779)   $ (82,937)
                                                        =========    =========
    Projected Benefit Obligation                        $ (97,182)   $ (90,046)
Plan Assets at Fair Value                                 123,736      111,084
                                                        ---------    ---------
Plan Assets in Excess of Projected Benefit Obligation      26,554       21,038
Unrecognized Net Gain                                     (16,023)      (9,678)
Prior Service Cost Not Yet Recognized in Net Periodic
    Pension Costs                                             155          171
Unrecognized Net Asset at January 1                        (1,282)      (1,429)
                                                        ---------    ---------
Prepaid Pension Cost                                    $   9,404    $  10,102
                                                        =========    =========

         The rate of increase in future compensation and the expected long-term rate of return on assets were 3.5 and 8.5 percent, respectively, for both 1996 and 1995. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent for both 1996 and 1995.

         In 1996, a maximum of 10 percent of eligible employee compensation was contributed to the Employees Retirement Fund Trust Profit Sharing Plan (the "Profit Sharing Plan"), a defined contribution plan. The Company's contribution was determined by comparing actual 1996 results to a predetermined graduated scale of annual operating income goals. Prior to 1996 the Company contributed the lesser of 10 percent of the Company's net income or 10 percent of eligible employee compensation to the Profit Sharing Plan. Contributions by the Company were $6.6 million, $5.6 million and $2.3 million for 1996, 1995 and 1994, respectively.

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

         This plan also provides life insurance benefits upon retirement for all employees with at least 10 years of credited service who are age 55 or older when they retire. The Company pays for a portion of the life insurance benefit; employees may, at their option, increase the benefit by making contributions from age 55 until age 65 or retirement, whichever is earlier. The Company funds the future expected postretirement benefit costs under the plan by making payments to Voluntary Employee Benefit Association trusts. The Company's funding policy is to contribute amounts within the deductible limits imposed on Internal Revenue Code Sec. 501(c)(9) trusts. Plan assets consist primarily of pooled fixed income funds.

         Net postretirement benefit cost includes the following components (in thousands):

                                                     1996      1995        1994
                                                     ----      ----        ----
Service Cost - Benefits Earned During the Period   $   324    $   378    $   321
Interest Cost on APBO                                1,392      1,381      1,307
Actual Return on Assets                               (114)      (156)         7
Net Amortization and Deferral                          894        884        805
                                                   -------    -------    -------
Net Periodic Postretirement Benefit Cost           $ 2,496    $ 2,487    $ 2,440
                                                   =======    =======    =======

         The following table sets forth the plan's funded status and the amounts recognized in the Company's consolidated financial statements as follows (in thousands):

                                                        DECEMBER 31
                                                        -----------
                                                     1996         1995
                                                     ----         ----
Accumulated Postretirement Benefit Obligation:
    Retirees                                       $(15,578)   $(13,138)
    Eligible Active Plan Participants                (1,549)     (3,524)
    Ineligible Active Plan Participants              (2,294)     (2,751)
                                                   --------    --------
Total APBO                                          (19,421)    (19,413)
Plan Assets at Fair Value                             3,192       2,623
                                                   --------    --------

Accumulated Postretirement Benefit Obligation in
    Excess of Plan Assets                           (16,229)    (16,790)
Unrecognized Net Gain                                (1,179)       (649)
Prior Service Cost Not Yet Recognized in Net
    Periodic Postretirement Benefit Cost                  -           -
Unrecognized Transition Obligation                   14,865      15,794
                                                   --------    --------
Accrued Postretirement Benefit Cost                $ (2,543)   $ (1,645)
                                                   ========    ========

         The weighted average discount rate used in determining the actuarial present value of the APBO was 7.5 percent for both 1996 and 1995. The assumed health care cost trend rate was seven percent for 1996 and beyond. A one-percentage-point increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of the 1996 net periodic postretirement benefit cost by approximately $16,000 and would have increased the APBO as of December 31, 1996, by approximately $204,000.

         K N's retail distribution business in Kansas, Nebraska and Wyoming has received regulatory approval to include in the cost-of-service component of its rates the cost of postretirement benefits as measured by application of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. In addition, KNI has received approval from the FERC for similar regulatory treatment. At both December 31, 1996 and 1995, no SFAS 106 costs were deferred as regulatory assets.

(C)      Other Postemployment Benefits

         On January 1, 1994, the Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, which establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. Implementation of SFAS 112 had no material effect on the Company's financial position or results of operations. SFAS 112 costs deferred as regulatory assets were $1.1 million and $0.9 million at December 31, 1996 and 1995, respectively.

12.      COMMON STOCK OPTION AND PURCHASE PLANS

         The Company has the following stock option plans: The 1982 Incentive Stock Option Plan ("the 1982 Plan"), the 1982 Stock Option Plan for Non-Employee Directors ("the 1982 Directors' Plan"), the 1986 Incentive Option Plan ("the 1986 Plan"), the 1988 Incentive Stock Option Plan ("the 1988 Plan"), the 1992 Stock Option Plan for Non-Employee Directors ("the 1992 Directors' Plan"), the 1994 K N Energy, Inc. Long-Term Incentive Plan ("the LTIP Plan") and the American Oil and Gas Corporation Stock Incentive Plan ("the AOG Plan"). The Company also has an employee stock purchase plan ("the ESP Plan").

         During 1993, AOG issued to its chief executive officer 50,000 shares of restricted AOG common stock (23,500 shares of K N common stock) which vest 50 percent per year. AOG also sold 150,000 shares of AOG common stock (70,500 shares of K N common stock) to its president and chief operating officer for $0.04 per share of AOG common stock ($0.0851 per share of K N common stock). One-half of these shares was fully vested and nonforfeitable upon issuance, and the remainder became fully vested upon consummation of the merger described in
Note 2. The market value of these AOG shares issued was approximately $2.3 million based on the average market price per share of AOG common stock on the date of issuance. The market value of the restricted shares was reflected as deferred compensation and was amortized over the vesting period.

         The Company accounts for its plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The Company recorded compensation expense totaling $0.8 million, $0.2 million and $1.3 million for 1996, 1995 and 1994, respectively, relating to restricted stock grants awarded under the plans.

         Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock- Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands except per share amounts):

                                             1996              1995
                                             ----              ----
NET INCOME:
     As Reported                           $63,819           $52,522
                                           =======           =======
     Pro Forma                             $62,497           $52,101
                                           =======           =======
EARNINGS PER SHARE:
     As Reported                           $  2.14           $  1.83
                                           =======           =======
     Pro Forma                             $  2.10           $  1.82
                                           =======           =======


         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $0.4 million and $0.3 million related to the purchase discount offered under the ESP Plan for 1996 and 1995, respectively.

         The Company may sell up to 600,000 shares of stock to its eligible employees under the ESP Plan. Employees purchased 87,615 shares and 95,572 shares in 1996 and 1995, respectively, and have purchased 484,599 shares through December 31, 1996. Employees purchase shares through voluntary payroll deductions at a 15 percent discount from the market value of the common stock, as defined in the plan. The fair value per share of shares purchased in 1996 and 1995 was $6.45 and $5.35, respectively.

                                        OPTION SHARES
                                           GRANTED
                        SHARES SUBJECT     THROUGH                          EXPIRATION
PLAN NAME                 TO THE PLAN  DECEMBER 31, 1996   VESTING PERIOD    PERIOD
---------                 -----------  -----------------   --------------    ------
1982 Plan                   888,525        888,525          Immediate        10 years
1982 Directors' Plan        124,393        124,393          Three years      10 years
1986 Plan                   412,500        412,500          Immediate        10 years
1988 Plan                   412,500        408,665          Immediate        10 years
1992 Directors' Plan        350,000         83,250          Immediate        10 years
LTIP Plan                 2,200,000      1,425,800          0 - 5 years      5 - 10 years
AOG Plan                    517,000        517,000          Three years      10 years

         Under all plans, except the LTIP Plan and the AOG Plan, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Under the LTIP Plan options may be granted at less than 100 percent of the market value of the stock at the date of grant.

         At December 31, 1996, 135 employees, officers and directors of the Company held options under the plans. A summary of the status of the Company's stock option plans at December 31, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:

                                               1996                            1995
                                    ----------------------------    ----------------------------
                                                       WTD AVG                          WTD AVG
                                                       EXERCISE                        EXERCISE
                                      SHARES            PRICE         SHARES             PRICE
                                   ----------         ---------     ----------         ---------
OUTSTANDING AT BEGINNING
    OF YEAR                         1,164,510         $   21.25      1,214,024         $   18.49
Granted                               925,126         $   31.61        348,200         $   25.87
Exercised                            (329,574)        $   15.88       (373,423)        $   16.54
Forfeited                             (33,575)        $   23.69        (24,291)        $   21.80
                                   ----------         ---------     ----------         ---------

OUTSTANDING AT END OF YEAR          1,726,487         $   27.78      1,164,510         $   21.25
                                   ==========         =========     ==========         =========

EXERCISABLE AT END OF YEAR            604,962         $   24.52        584,902         $   18.16
                                   ==========         =========     ==========         =========

WEIGHTED AVERAGE FAIR VALUE
   OF OPTIONS GRANTED              $     9.53                       $     4.71
                                   ==========                       ==========

         200,626 of the 1,726,487 options outstanding December 31, 1996 have exercise prices between $0 and $16.79 with a weighted average exercise price of $7.70 and a weighted average remaining contractual life of 6.22 years. 104,076 of these options are exercisable; their weighted average exercise price is $14.85. 797,944 options have exercise prices between $21.68 and $31.75 with a weighted average exercise price of $25.36 and a weighted average remaining contractual life of 7.55 years. 424,644 of these options are exercisable; their weighted average exercise price is $24.87. The remaining 727,917 options have exercise prices between $32.13 and $38.50 with a weighted average exercise price of $35.96 and a weighted average remaining contractual life of 9.63 years. Of these options 76,242 are exercisable; their weighted average exercise price is $35.81.

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: risk-free interest rates of 5.5 percent, expected weighted average lives of 4 years and expected volatility of 20 percent for grants in both 1996 and 1995; and expected dividend yields of 2.5 and 3.5 percent for grants in 1996 and 1995, respectively.

         Option balances and option price ranges per share for 1994 under APB 25 were as follows: beginning balance of 983,628 shares at $8.96 to $28.99, options granted of 309,500 shares at $0.00 to $24.00, options exercised of 67,093 shares at $0.00 to $23.04 and options forfeited of 12,011 shares at $15.08 to $23.01.

13.      COMMON STOCK WARRANTS

         At December 31, 1996 and 1995, warrants to purchase 642,232 and 1,187,432 shares of the Company's common stock were outstanding, respectively. The warrants are exercisable at $17.55 per warrant and expire on September 30, 1999. In August 1996, warrants for 545,200 shares were redeemed and cancelled at a total cost of $7.4 million.

14.      COMMITMENTS AND CONTINGENT LIABILITIES

(A)      Leases

         On February 16, 1995, AOG Gas Transmission Company, L.P., a wholly owned subsidiary of K N, acquired natural gas transmission pipeline and storage assets in Texas. (See Note 3(D)). A portion of these assets has been funded through 10-year operating leases. These operating leases contain purchase options at the end of their lease terms. The Company also leases certain office space, properties and equipment under operating leases.

         Payments made under operating leases were $22.3 million in 1996, $16.2 million in 1995 and $9.6 million in 1994.

         Future minimum commitments under major operating leases are as follows (in thousands):

YEAR ENDING
DECEMBER 31                                                        AMOUNT
-----------                                                        ------
1997                                                               $ 17,126
1998                                                                 13,400
1999                                                                 12,707
2000                                                                 12,042
2001                                                                 11,103
Thereafter                                                           98,594
                                                                   --------
Total Commitments                                                  $164,972
                                                                   ========

(B)      Basket Agreement

         Under terms of an agreement (the "Basket Agreement") entered into with Cabot as part of AOG's acquisition of Cabot's natural gas pipeline business, AOG and Cabot equally share net payments made in settlement of certain liabilities related to operations of the acquired business prior to the acquisition date. At December 31, 1996 and 1995, the Company's estimated net liability was $5.5 million and $5.6 million, respectively. The Company had made net payments of $10.9 million as of December 31, 1996 and 1995. The difference between net payments made by the Company and its estimated liability is reflected in current assets and consists of (i) the present value of Cabot's share of net payments and (ii) future recoveries from customers. The Basket Agreement is expected to be settled in 1997.

(C)      Guarantees of Unconsolidated Subsidiaries' Debt

         The Company executed guarantees of two unconsolidated subsidiaries' revolving credit agreements with Credit Lyonnais, effective July 19, 1996. One guarantee is for TransColorado Gas Transmission Company ("TransColorado") for a maximum of $7.5 million due by December 31, 1999 and another guarantee is for Coyote Gas Treating, LLC ("Coyote") for a maximum of $10 million due by December 31, 1999. As of December 31, 1996, $3.1 and $7.2 million, respectively, represent the guaranteed amounts by the Company borrowed against the TransColorado and Coyote agreements.

(D)      Capital Expenditure Budget

         The consolidated capital expenditure budget for 1997 is approximately $185 million, excluding acquisitions. Approximately $9.4 million had been committed for the purchase of plant and equipment at December 31, 1996.

15.      MAJOR CUSTOMER

         Atmos Energy Corporation and affiliates comprised 10 percent of consolidated revenues in 1995 and 11 percent in 1994.

16.      BUSINESS SEGMENT INFORMATION

        The Company is a natural gas energy products and services provider engaged in the following activities:

     o gathering, processing, marketing, storing and transporting natural gas; providing field services to natural gas producers; and marketing natural gas liquids (Gathering, Processing and Marketing Services);

     o interstate storing and transporting natural gas (Interstate Transportation and Storage Services);

     o providing retail natural gas sales and transportation services (Retail Natural Gas Services).

The Company was involved in developing and producing natural gas and crude oil in 1995 and 1994 (Gas and Oil Production).

BUSINESS SEGMENT INFORMATION
(Before Intersegment Eliminations)

                                                       1996            1995           1994
----------------------------------------------------------------------------------------------
                                                                   (In Thousands)

OPERATING REVENUES:
Gathering, Processing and Marketing Services        $ 1,259,171    $   899,581    $   885,949
Interstate Transportation and
   Storage Services                                      71,769         64,405         60,562
Retail Natural Gas Services                             225,432        232,317        225,960
Gas and Oil Production                                        -         10,721         14,128
Intersegment Eliminations                              (113,198)       (95,626)       (95,322)
                                                    -----------    -----------    -----------
                                                    $ 1,443,174    $ 1,111,398    $ 1,091,277
                                                    ===========    ===========    ===========

OPERATING INCOME:
Gathering, Processing and Marketing Services        $    74,460    $    64,623    $    21,716
Interstate Transportation and
   Storage Services                                      29,460         17,933         16,503
Retail Natural Gas Services                              30,881         32,995         13,752
Gas and Oil Production                                        -           (189)         2,908
                                                    -----------    -----------    -----------

OPERATING INCOME                                        134,801        115,362         54,879
Other Income and (Deductions)                           (35,085)       (33,790)       (30,058)
                                                    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                          $    99,716    $    81,572    $    24,821
                                                    ===========    ===========    ===========

IDENTIFIABLE ASSETS:
Gathering, Processing and Marketing Services        $   869,141    $   685,023    $   574,280
Interstate Transportation and
   Storage Services                                     315,503        178,882        216,753
Retail Natural Gas Services                             419,415        328,166        304,065
Gas and Oil Production                                        -         36,451         43,932
Corporate *                                              25,661         28,935         33,354
                                                    -----------    -----------    -----------
                                                    $ 1,629,720    $ 1,257,457    $ 1,172,384
                                                    ===========    ===========    ===========

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
Gathering, Processing and Marketing Services        $    31,654    $    26,510    $    26,933
Interstate Transportation and
   Storage Services                                       8,078          7,767          8,628
Retail Natural Gas Services                              11,480         11,006         10,718
Gas and Oil Production                                        -          4,608          3,999
                                                    -----------    -----------    -----------
                                                    $    51,212    $    49,891    $    50,278
                                                    ===========    ===========    ===========

CAPITAL EXPENDITURES AND ACQUISITIONS:
Gathering, Processing and Marketing Services        $    96,486    $    67,774    $    26,521
Interstate Transportation and
   Storage Services                                     157,510         11,200         16,424
Retail Natural Gas Services                              28,770         30,080         23,673
Gas and Oil Production                                        -          6,156         35,256
                                                    -----------    -----------    -----------
                                                    $   282,766    $   115,210    $   101,874
                                                    ===========    ===========    ===========


* Principally cash and investments

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
QUARTERLY OPERATING RESULTS FOR 1996 AND 1995

(In Thousands Except Per Share Amounts)

                                                      1996
                                                      ----
                                       FIRST      SECOND      THIRD     FOURTH
                                       -----      ------      -----     ------

Operating Revenues                    $385,851   $277,148   $304,317   $475,858
Operating Income                        35,776     22,084     30,157     46,784
Net Income                              17,507      8,848     13,693     23,771
Preferred Dividends                        100         99         99        100
Earnings Available for Common Stock   $ 17,407   $  8,749   $ 13,594   $ 23,671
                                      ========   ========   ========   ========
Number of Common Shares Used In
     Computing Earnings Per Share       28,945     29,181     30,046     30,875
                                      ========   ========   ========   ========

Earnings Per Common Share             $   0.60   $   0.30   $   0.46   $   0.78
                                      ========   ========   ========   ========

                                                      1995
                                                      ----
                                       FIRST      SECOND      THIRD     FOURTH
                                       -----      ------      -----     ------
Operating Revenues                    $294,058   $238,105   $248,976   $330,259
Operating Income                        31,781     19,266     25,973     38,342
Net Income                              14,518      6,922     11,829     19,253
Preferred Dividends                        123        123        123        123
Earnings Available for Common Stock   $ 14,395   $  6,799   $ 11,706   $ 19,130
                                      ========   ========   ========   ========
Number of Common Shares Used In
     Computing Earnings Per Share       28,144     28,353     28,472     28,649
                                      ========   ========   ========   ========

Earnings Per Common Share             $   0.51   $   0.24   $   0.41   $   0.67
                                      ========   ========   ========   ========


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no such matters during 1996.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification of Directors

         For information regarding the Directors, see pages 3-6 of the 1997 Proxy Statement.

(B)      Identification of Executive Officers

         See Executive Officers of the Registrant under Part I.

(C)      Identification of Certain Significant Employees

         None.

(D)      Family Relationships

         See "Election of Directors" on page 6 of the 1997 Proxy Statement.

(E)      Business Experience

         See Executive Officers of the Registrant under Part I. For business experience of the Directors, see pages 3-6 of the 1997 Proxy Statement.

(F)      Involvement in Certain Legal Proceedings

         None.

(G)      Promoters and Control Persons

         None.

ITEM 11: EXECUTIVE COMPENSATION

         See "Director Compensation," "Report of the Compensation Committee in Executive Compensation," "Executive Compensation," "Stock Options," "Performance Graph," "Pension and Supplemental Benefits" and "Severance and Other Agreements" on pages 7-20 of the 1997 Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the following pages of the 1997 Proxy Statement: (i) Pages 3-6 relating to common stock owned by directors; (ii) page 18, "Executive Stock Ownership;" and (iii) page 21, "Principal Shareholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Management and Others

         See "Relationship Between Certain Directors and the Company" on pages 6-7 of the 1997 Proxy Statement.

(B)      Certain Business Relationships

         See "Relationship Between Certain Directors and the Company" on pages 6-7 of the 1997 Proxy Statement.

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

                  Executive Compensation Plans and Arrangements

                  Form of Key Employee Severance Agreement (Exhibit 10.2, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

                  1982 Stock Option Plan for Nonemployee Directors of the Company with Form of Grant Certificate (Exhibit 10.3, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

                  1982 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.4, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

                  1986 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.5, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

                  1988 Incentive Stock Option Plan for key employees of the Company (Exhibit 10.6, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

                  Form of Grant Certificate for Employee Stock Option Plans (Exhibit 10.7, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

                  Directors' Deferred Compensation Plan Agreement (Exhibit 10.8, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

                  1987 Directors' Deferred Fee Plan As Amended and Form of Participation Agreement regarding the Plan (Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1995)*

                  1992 Stock Option Plan for Nonemployee Directors of the Company with Form of Grant Certificate (Exhibit 4.1, File No. 33-46999)*

                  1994 K N Energy, Inc. Long-Term Incentive Plan (Attachment A to the K N Energy, Inc. 1994 Proxy Statement on Schedule 14-A)*

                  K N Energy, Inc. 1996 Executive Incentive Plan (Exhibit 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1995)*

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

                  Employment Agreement dated December 14, 1995 between K N Energy, Inc. and Morton C. Aaronson (Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 1995)*

                  Letter Agreement dated December 4, 1995 between K N Energy, Inc. and Charles W. Battey (Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 1995)*

                  K N Energy, Inc. Performance Incentive Plan (Exhibit 10(u) to the Annual Report on Form 10-K for the year ended December 31, 1995)*

                  Form of Change of Control Severance Agreement (Attached hereto as Exhibit 10(u))**

                  Form of Incentive Stock Option Agreement (Attached hereto as
Exhibit 10(v))**

                  Form of Restricted Stock Agreement (Attached hereto as Exhibit 10(w))**

                  Employment Agreement dated March 21, 1996 between K N Energy, Inc. and Murray R. Smith (Attached hereto as Exhibit 10(x))**

         (b)      Reports on Form 8-K

         On January 23, 1997, a Current Report on Form 8-K was filed to report that on that date K N and PacifiCorp announced the formation of a joint venture, called enable, which will provide a broad portfolio of products and services under the Simple Choice(sm) brand. Simple Choice(sm) offers to utilities a single package of energy, home-oriented, communication and infotainment products and services which can be marketed under a licensee's own corporate name.

         On January 28, 1997, a Current Report on Form 8-K was filed to report that on that date K N and Enron Corp. announced the execution of a letter of intent providing for the purchase by K N of several Enron Corp. subsidiaries which own the Bushton, Kansas natural gas processing facility and other Hugoton Basin gathering assets, located primarily in Kansas.

 *       Incorporated herein by reference.
 **      Included in SEC and NYSE copies only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  K N ENERGY, INC.
                                  (Registrant)
March 11, 1997                    By /s/ Clyde E. McKenzie
                                     ---------------------
                                     Clyde E. McKenzie
                                     Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Edward H. Austin, Jr.         Director
-------------------------------
Edward H. Austin, Jr.

/s/ Charles W. Battey             Director
-------------------------------
Charles W. Battey

/s/ Stewart A. Bliss              Director
-------------------------------
Stewart A. Bliss

/s/  David W. Burkholder          Director
-------------------------------
David W. Burkholder

/s/ David M. Carmichael           Director
-------------------------------
David M. Carmichael

/s/ Robert H. Chitwood            Director
-------------------------------
Robert H. Chitwood

/s/ Howard P. Coghlan             Director
-------------------------------
Howard P. Coghlan

/s/ Jordan L. Haines              Director
-------------------------------
Jordan L. Haines

/s/ Larry D. Hall                 Chairman, President, Chief Executive Officer
-------------------------------   and Director (Principal Executive Officer)
Larry D. Hall

/s/ William J. Hybl               Director
-------------------------------
William J. Hybl

/s/ Clyde E. McKenzie             Vice President and Chief Financial Officer
-------------------------------   (Principal Financial and Accounting Officer)
Clyde E. McKenzie

/s/ Edward Randall, III           Director
-------------------------------
Edward Randall, III

/s/ R. Gordon Shearer             Director
-------------------------------
R. Gordon Shearer

/s/ James C. Taylor               Director
-------------------------------
James C. Taylor

/s/ H. A. True, III               Director
-------------------------------
H. A. True, III

                                 Exhibit Index

                                                                Page Number
                                                                -----------
List of Executive Compensation Plans and Arrangements .........    60-61
Exhibit 3(a) - Restated Articles of Incorporation
  (Exhibit 3(a) to the Annual Report on Form 10-K
  for the year ended December 31, 1994)*
Exhibit 3(b) - By-Laws of the Company, as amended
  (Attached hereto as Exhibit 3(b))**
Exhibit 4(a) - Indenture dated as of September 1,
  1988, between K N Energy, Inc. and Continental
  Illinois National Bank and Trust Company of Chicago
  (Exhibit 1.2, Current Report on Form 8-K
  Dated October 5, 1988)*
Exhibit 4(b) - First supplemental indenture dated
  as of January 15, 1992, between K N Energy, Inc.
  and Continental Illinois National Bank and Trust
  Company of Chicago (Exhibit 4.2, File No. 33-45091)*
Exhibit 4(c) - Second supplemental indenture dated
  as of December 15, 1992, between K N Energy, Inc.
  and Continental Bank, National Association (Exhibit
  1.2 Current Report on Form 8-K dated December 15,
  1992)*
Exhibit 4(d) - Indenture dated as of November 20,
  1993, between K N Energy, Inc. and Continental
  Bank, National Association (Exhibit 4.1, File
  No. 33-51115)* Note - Copies of instruments
  relative to long-term debt in authorized amounts
  that do not exceed 10 percent of the
  consolidated total assets of the Company and its
  subsidiaries have not been furnished. The
  Company will furnish such instruments to the
  Commission upon request.
Exhibit 10(a) - Form of Key Employee Severance
  Agreement (Exhibit 10.2, Amendment No. 1 on Form
  8 dated September 2, 1988 to the Annual Report
  on Form 10-K for the year ended December 31,
  1987)*
Exhibit 10(b) - 1982 Stock Option Plan for Non-
  employee Directors of the Company with Form of
  Grant Certificate (Exhibit 10.3, Amendment No. 1
  on Form 8 dated September 2, 1988 to the Annual
  Report on Form 10-K for the year ended December
  31, 1987)*
Exhibit 10(c) - 1982 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.4,
  Amendment No. 1 on Form 8 dated September 2,
  1988 to the Annual Report on Form 10-K for the
  year ended December 31, 1987)*
Exhibit 10(d) - 1986 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.5,
  Amendment No. 1 on Form 8 dated September 2,
  1988 to the Annual Report on Form 10-K for the
  year ended December 31, 1987)*
Exhibit 10(e) - 1988 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.6,
  Amendment No. 1 on Form 8 dated September 2,
  1988 to the Annual Report on Form 10-K for the
  year ended December 31, 1987)*

                                 Exhibit Index

                                                                Page Number
                                                                -----------

Exhibit 10(f) - Form of Grant Certificate for
  Employee Stock Option Plans (Exhibit 10.7,
  Amendment No. 1 on Form 8 dated September 2,
  1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*
Exhibit 10(g) - Directors' Deferred Compensation
  Plan Agreement (Exhibit 10.8, Amendment No. 1 on
  Form 8 dated September 2, 1988 to the Annual
  Report on Form 10-K for the year ended December
  31, 1987)*
Exhibit 10(h) - 1987 Directors' Deferred Fee Plan
  As Amended and Form of Participation Agreement regarding the Plan (Exhibit 10(h) to the Annual
  Report on Form 10-K for the year ended
  December 31, 1995)*
Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
  Directors of the Company with Form of Grant Certificate
  (Exhibit 4.1, File No. 33-46999)*
Exhibit 10(j) - 1994 K N Energy, Inc. Long-Term Incentive Plan
  (Attachment A to the K N Energy, Inc. 1994 Proxy Statement on Schedule 14-A)*
Exhibit 10(k) - K N Energy, Inc. 1996 Executive
   Incentive Plan (Exhibit 10(l) to the Annual
   Report on Form 10-K for the year ended
   December 31, 1995)*
Exhibit 10(l) - K N Energy, Inc. Nonqualified
  Deferred Compensation Plan (Exhibit 10(m) to the
  Annual Report on Form 10-K for the year ended
  December 31, 1994)*
Exhibit 10(m) - K N Energy, Inc. Nonqualified
  Retirement Income Restoration Plan (Exhibit
  10(n) to the Annual Report on Form 10-K for the year ended December 31, 1994)*
Exhibit 10(n) - K N Energy, Inc. Nonqualified
  Profit Sharing Restoration Plan (Exhibit 10(o) to the Annual Report on Form 10-K for the year ended December 31, 1994)*
Exhibit 10(o) - Employment Agreement dated December 14, 1995 between K N Energy, Inc. and Morton C. Aaronson
  (Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 1995)*
Exhibit 10(p) - Letter Agreement dated December 4,
  1995 between K N Energy, Inc. and Charles W.
  Battey (Exhibit 10(q) to the Annual Report on
  Form 10-K for the year ended December 31, 1995)*
Exhibit 10(q) - Amended and Restated Basket
  Agreement dated as of June 30, 1990, by and between American Pipeline Company ("APC"), Cabot and Cabot Transmission Corporation (Exhibit
  10.5(a) to the Annual Report on Form 10-K for
  American Oil and Gas Corporation ("AOG") for the year ended December 31, 1993)*
Exhibit 10(r) - First Amendment to Amended and
  Restated Omnibus Acquisition Agreement and
  Amended and Restated Basket Agreement dated as of March 31, 1992 by and among AOG, APC, Cabot and Cabot Transmission (Exhibit 10.5(d) to the
  Annual Report on Form 10-K for AOG for the year ended December 31, 1993)*
Exhibit 10(s) - Rights Agreement between K N
  Energy, Inc. and the Bank of New York, as Rights
  Agent, dated as of August 21, 1995 (Exhibit 1 on

                                 Exhibit Index

                                                                Page Number
                                                                -----------
  Form 8-A dated August 21, 1995)*
Exhibit 10(t) - K N Energy, Inc. Performance
  Incentive Plan (Exhibit 10(u) to the Annual
  Report on Form 10-K for the year ended December
  31, 1995)*
Exhibit 10(u) - Form of Change of Control Severance
  Agreement (Attached hereto as Exhibit 10(u))**
Exhibit 10(v) - Form of Incentive Stock Option Agreement
  (Attached hereto as Exhibit 10(v))**
Exhibit 10(w) - Form of Restricted Stock Agreement
  (Attached hereto as Exhibit 10(w))**
Exhibit 10(x) - Employment Agreement dated March 21,
  1996 between K N Energy, Inc. and Murray R. Smith
  (Attached hereto as Exhibit 10(x))**

Exhibit 12 - Ratio of Earnings to Fixed Charges  ..............     66
Exhibit 13 - 1996 Annual Report to Shareholders***  ...........     67
Exhibit 21 - Subsidiaries of the Registrant  ..................     68
Exhibit 23 - Consent of Independent Public Accountants  .......     69
Exhibit 27 - Financial Data Schedule****




*        Incorporated herein by reference.
**       Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.
****     Included in SEC copy only.

                                                                     EXHIBIT 12

                       K N ENERGY, INC. AND SUBSIDIARIES
                       RATIO OF EARNINGS TO FIXED CHARGES

                                                           YEARS ENDED DECEMBER 31
                                                           -----------------------
                                                 1996      1995        1994      1993       1992
                                                 ----      ----        ----      ----       ----
                                                             (Dollars in Thousands)
Earnings:
  Income From Continuing Operations
  per Statements of Income                     $ 63,819   $ 52,522   $ 15,321   $ 30,869   $ 36,342
  Add:
       Interest and Debt Expense                 37,760     34,316     32,009     31,478     27,608
       Income Taxes                              35,897     29,050      9,500     18,599     20,068
       Portion of Rents Representative
         of the Interest Factor                   7,417      5,082      3,492      2,863      1,901
                                               --------   --------   --------   --------   --------
       Income as Adjusted                      $144,893   $120,970   $ 60,322   $ 83,809   $ 85,919
                                               ========   ========   ========   ========   ========
Fixed Charges:
  Interest and Debt Expense per
       Statements of Income
       (Includes Amortization of Debt
       Discount, Premium and Expense)          $ 35,933   $ 34,211   $ 31,815   $ 30,909   $ 27,090
  Add:
       Interest Capitalized                       1,827        105        338        965        842
       Portion of Rents Representative
         of the Interest Factor                   7,417      5,082      3,492      2,863      1,901


       Preferred Stock Dividends of
       Subsidiary                                     -          -          -         69      3,084
                                               --------   --------   --------   --------   --------
Fixed Charges                                  $ 45,177   $ 39,398   $ 35,645   $ 34,806   $ 32,917
                                               ========   ========   ========   ========   ========

Ratio of Earnings to Fixed Charges                 3.21       3.07       1.69       2.41       2.61
                                               ========   ========   ========   ========   ========

                                                                     EXHIBIT 13

                                K N ENERGY, INC.
                       1996 ANNUAL REPORT TO SHAREHOLDERS


                  Interested persons may receive a copy of the Company's 1996 Annual Report to Shareholders without charge by forwarding a written request to: K N Energy, Inc., Investor Relations Department, P. O. Box 281304, Lakewood, Colorado 80228-8304.

                                                                     EXHIBIT 21
                       K N ENERGY, INC. AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT



NAME OF COMPANY                                       STATE OF INCORPORATION
---------------                                       ----------------------
AOG Gas Transmission Company, L.P. ......................... Texas
American Gas Storage, L.P. ................................. Texas
American Gathering, L.P. ................................... Texas
American Oil & Gas Corporation ............................. Delaware
American Pipeline Company .................................. Delaware
American Processing, L.P. .................................. Texas
Caprock Pipeline Company ................................... Delaware
Compressor Pump & Engine Machine, Inc. ..................... Wyoming
K N Field Services, Inc. ................................... Colorado
K N Gas Gathering, Inc. .................................... Colorado
K N Gas Supply Services, Inc. .............................. Colorado
K N Interstate Gas Transmission Co. ........................ Colorado
K N Marketing, Inc. ........................................ Colorado
K N Marketing, L.P. ........................................ Texas
K N Natural Gas, Inc. ...................................... Colorado
K N Services, Inc. ......................................... Colorado
K N Trading, Inc. .......................................... Delaware
K N Wattenberg Transmission Limited Liability Company ...... Colorado
K N WesTex Gas Service Company ............................. Texas
Northern Gas Company ....................................... Wyoming
Red River Pipeline, L.P. ................................... Texas
Rocky Mountain Natural Gas Company ......................... Colorado
Westar Transmission Company ................................ Delaware
Wildhorse Energy Partners, LLC ............................. Delaware

All of the subsidiaries named above are included in the consolidated financial statements of the Registrant included herein.

                                                                     EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation by reference in (i) Registration Statements on Form S-16, File Nos. 2-51894, 2-55664, 2-63470 and 2-75654; (ii) Registration Statements on
Form S-8, File Nos. 2-77752, 33-10747, 33-24934, 33-33018, 33-54403, 33-54443,
33-54555, 333-08059 and 333-08087; and (iii) Registration Statements on Form S-3, Files Nos. 2-84910, 33-26314, 33-23880, 33-42698, 33-44871, 33-45091,
33-46999, 33-54317, 33-69432 and 333-04385 of our report dated February 4,
1997, on the consolidated financial statements of K N Energy, Inc. and subsidiaries for the year ended December 31, 1996.

                                                        /s/ Arthur Andersen LLP

Denver, Colorado
March 11, 1997