Form 10-Q
period 1997-03-31
K N ENERGY INC
filed 1997-05-13
CIK 54502

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                              -------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------    ------------------------

Commission File Number                      1-6446
                      ---------------------------------------------------------

                                K N ENERGY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Kansas                                                 48-0290000
-------------------------------------------------------------------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     370 Van Gordon Street
     P.O. Box 281304, Lakewood, Colorado                     80228-8304
-------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


                               (303) 989-1740
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 30,674,899 shares as of April 30, 1997.

                                                                       Form 10-Q
                      K N ENERGY, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                        QUARTER ENDED March 31, 1997
                                    INDEX


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements                                                                                         Page Number
                                                                                                                       -----------

              Consolidated Balance Sheets (Unaudited) .................................................................   3 & 4
              Consolidated Statements of Income
                (Unaudited) ...........................................................................................       5
              Consolidated Statements of Cash Flows
                (Unaudited) ...........................................................................................   6 & 7
              Notes to Consolidated Financial Statements ..............................................................   8 & 9

 Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ............................................................   10-12

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings ...........................................................................................      13

 Item 2.  Changes in Securities ....................................................................................... 13 & 14

 Item 4.  Submission of Matters to a Vote of Security Holders .........................................................      14

 Item 6.  Exhibit 27 - Financial Data Schedule*

SIGNATURE..............................................................................................................      15


*Included In SEC EDGAR Filing Only.

                                                                       Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)




                                                    MARCH 31       DECEMBER 31
                                                      1997            1996
                                                   -----------     -----------
                                                   (Unaudited)
 ASSETS
 CURRENT ASSETS:
 Cash and Cash Equivalents ....................... $   21,795      $   17,005
 Accounts Receivable .............................    202,607         298,072
 Materials and Supplies ..........................      5,689           6,092
 Gas in Underground Storage ......................     15,211          43,511
 Prepaid Gas .....................................      9,946          12,001
 Other Prepaid Expenses ..........................     14,443          12,824
 Gas Imbalances and Other ........................     54,973          65,319
                                                   ----------      ----------
                                                      324,664         454,824
                                                   ----------      ----------
 INVESTMENTS:
 Investment in Tom Brown, Inc. ...................     43,248          44,331
 Other ...........................................     21,236           6,207
                                                   ----------      ----------
                                                       64,484          50,538
                                                   ----------      ----------

 PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Gathering, Processing and Marketing Services ....    794,951         683,569
 Interstate Transportation and Storage Services ..    511,610         454,427
 Retail Natural Gas Services .....................    392,035         409,626
                                                   ----------      ----------
                                                    1,698,596       1,547,622
 Less Accumulated Depreciation and Amortization ..    523,455         518,451
                                                   ----------      ----------
                                                    1,175,141       1,029,171
                                                   ----------      ----------

 DEFERRED CHARGES AND OTHER ASSETS ...............     95,555          95,187
                                                   ----------      ----------
 TOTAL ASSETS                                      $1,659,844      $1,629,720
                                                   ==========      ==========



The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                                             MARCH 31   DECEMBER 31
                                                                               1997        1996
                                                                            ----------  -----------
                                                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-Term Debt ...............................        $   29,971  $   26,971
Notes Payable ......................................................           262,000     129,300
Accounts Payable ...................................................           138,179     241,187
Accrued Taxes ......................................................            26,882      16,045
Gas Imbalances and Other ...........................................            64,808      85,113
                                                                            ----------  ----------
                                                                               521,840     498,616
                                                                            ----------  ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes ..............................................           126,566     122,371
Other ..............................................................            29,029      31,930
                                                                            ----------  ----------
                                                                               155,595     154,301
                                                                            ----------  ----------

LONG-TERM DEBT .....................................................           414,689     423,676
                                                                            ----------  ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES .......................            26,640      26,333
                                                                            ----------  ----------

STOCKHOLDERS' EQUITY:
Preferred Stock-
 Authorized - Class A, 200,000 Shares: Class B, 2,000,000 Shares,
    Without Par Value
 Redeemable Solely at Option of Company at $105 Per Share - Class A,
    $5.00 Cumulative Series; 70,000 Shares .........................             7,000       7,000
                                                                            ----------  ----------
Common Stock-
 Authorized - 50,000,000 Shares, Par Value $5 Per Share
 Outstanding - 30,659,195 and 30,295,792 Shares, Respectively ......           153,296     151,479
Additional Paid-in Capital. ........................................           236,002     228,902
Retained Earnings ..................................................           154,593     142,578
Deferred Compensation ..............................................            (9,535)     (2,908)
Treasury Stock, at Cost - 7,620 and 7,216 Shares, Respectively .....              (276)       (257)
                                                                            ----------  ----------
Total Common Stockholders' Equity ..................................           534,080     519,794
                                                                            ----------  ----------
Total Stockholders' Equity .........................................           541,080     526,794
                                                                            ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,659,844  $1,629,720
                                                                            ==========  ==========






The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)



                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                   -------------------
                                                     1997       1996
                                                   --------   --------
OPERATING REVENUES:
Gathering, Processing and Marketing Services ....  $396,203   $292,359
Interstate Transportation and Storage Services ..     8,309      6,461
Retail Natural Gas Services .....................    85,501     87,031
                                                   --------   --------
Total Operating Revenues ........................   490,013    385,851
                                                   --------   --------

OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales ..........   380,953    288,334
Operations and Maintenance ......................    48,808     43,837
Depreciation and Amortization ...................    14,300     12,199
Taxes, Other Than Income Taxes ..................     6,047      5,705
                                                   --------   --------
Total Operating Costs and Expenses ..............   450,108    350,075
                                                   --------   --------

OPERATING INCOME ................................    39,905     35,776
                                                   --------   --------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense ................................    (9,656)    (8,551)
Minority Interests ..............................      (503)      (546)
Other, Net ......................................     2,314        675
                                                   --------   --------
Total Other Income and (Deductions) .............    (7,845)    (8,422)
                                                   --------   --------

INCOME BEFORE INCOME TAXES ......................    32,060     27,354
Income Taxes ....................................    11,702      9,847
                                                   --------   --------

NET INCOME ......................................    20,358     17,507
Less Preferred Stock Dividends ..................        88        100
                                                   --------   --------

EARNINGS AVAILABLE FOR COMMON STOCK .............  $ 20,270   $ 17,407
                                                   ========   ========

Number of Shares Used in Computing
 Earnings Per Common Share ......................    31,169     28,945
                                                   ========   ========

EARNINGS PER COMMON SHARE .......................  $   0.65   $   0.60
                                                   ========   ========

DIVIDENDS PER COMMON SHARE ......................  $   0.27   $   0.26
                                                   ========   ========






The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                            --------------------

                                                                               1997         1996
                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...............................................................  $  20,358    $ 17,507
Adjustments to Reconcile Net Income to Net Cash Flows From
  Operating Activities:
  Depreciation and Amortization ..........................................     14,300      12,199
  Deferred Income Taxes ..................................................      4,042       3,393
  Deferred Purchased Gas Costs ...........................................    (11,297)      6,605
  Provisions for Losses on Accounts Receivable ...........................        233         162
  Changes in Other Working Capital Items .................................     13,984      22,232
  Changes in Deferred Revenues ...........................................        506      (2,084)
  Other, Net .............................................................      4,156       1,738
                                                                            ---------    --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ..........................     46,282      61,752
                                                                            ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures .....................................................    (51,723)    (10,968)
Acquisitions .............................................................    (93,729)     (5,828)
Investments ..............................................................    (16,127)     (3,108)
Proceeds From Sale of Facilities .........................................        407       4,628
                                                                            ---------    --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES ..............................   (161,172)    (15,276)
                                                                            ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net) ....................................................    132,700     (17,500)
Long-Term Debt- Retired ..................................................     (6,001)     (9,686)
Common Stock Issued ......................................................      1,544       3,815
Treasury Stock- Issued ...................................................        567       3,997
              - Acquired .................................................       (586)     (4,303)
Cash Dividends- Common ...................................................     (8,259)     (7,367)
              - Preferred ................................................        (88)       (100)
Minority Interests- Contributions ........................................         --           5
                  - Distributions ........................................       (197)     (1,926)
                                                                            ---------    --------
NET CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES ................    119,680     (33,065)
                                                                            ---------    --------

Net Increase in Cash and Cash Equivalents ................................      4,790      13,411
Cash and Cash Equivalents at Beginning of Year ...........................     17,005      22,571
                                                                            ---------    --------

Cash and Cash Equivalents at End of Year .................................  $  21,795    $ 35,982
                                                                            =========    ========




The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                   ---------------------
                                                                     1997         1996
                                                                     ----         ----
CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
     (NET OF EFFECTS FROM ACQUISITIONS):
Accounts Receivable ............................................  $  95,232      $ 1,901
Materials and Supplies .........................................        403          248
Gas in Underground Storage .....................................     28,300        6,837
Accounts Payable, Accrued Taxes and Other Current Liabilities ..   (120,733)      16,645
Other Current Assets ...........................................     10,782       (3,399)
                                                                  ---------      -------
                                                                  $  13,984      $22,232
                                                                  =========      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
 Interest (Net of Amount Capitalized) ..........................  $  13,199      $11,126
                                                                  =========      =======
 Income Taxes ..................................................  $   1,559      $   308
                                                                  =========      =======

                                                                       Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring accruals.

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

2.   Acquisition

In March 1997, K N completed its purchase of several Enron Corporation subsidiaries that own or operate the Bushton natural gas processing facility located in Ellsworth County, Kansas, and other Hugoton Basin gathering assets located in Kansas and Oklahoma. The Bushton facility processes approximately 825 MMcf of natural gas and produces approximately 1.2 million gallons of natural gas liquids and approximately 1.7 MMcf of crude helium per day. The gathering assets gather approximately 475 MMcf per day of natural gas through approximately 2,200 miles of pipeline. The Company assumed operation of these facilities effective April 1, 1997.

One of the former Enron subsidiaries leases the processing facilities at Bushton under operating leases requiring semi-annual payments averaging $23.1 million per annum for the remaining term of the leases. Under the terms of these leases, the lessee has the option of terminating the leases and/or buying the assets at any time after November 2003, and extending the leases beyond May 2012, the scheduled termination date. In addition, the lessee may purchase the processing facilities upon termination of the leases.

3.   Financing

On April 24, 1997, the Company sold $100 million of 8.56% Capital Trust Pass-through Securities (the "Capital Securities") maturing on April 15, 2027. The sale was effected through a wholly owned business trust named K N Capital Trust I (the "Trust"). The Company used the net proceeds from the sale to reduce short-term indebtedness.

The financial statements of the Trust will be consolidated into the Company's consolidated financial statements, with the Capital Securities treated as a minority interest and shown in the Company's consolidated balance sheet as "Company-Obligated Mandatorily Redeemable Capital Trust Pass-through Securities of Subsidiary Trust."

4.   Joint Venture

In January 1997, K N and PacifiCorp formed a joint venture named en*able that will provide a broad portfolio of branded products and services that local utilities can offer to their customers under the Simple Choice(SM) brand. All Simple Choice products and services are supported through a customer service center in Scottsbluff, Nebraska. Subsidiaries of K N and PacifiCorp each own 50 percent of en*able, a limited liability company.

5.   Accounting Pronouncements Issued But Not Yet Effective

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This new statement is effective December 15, 1997; early adoption is not permitted. SFAS 128 provides computation, presentation and disclosure requirements for earnings per share. When adopted, the Company will restate reported earnings per share for all prior periods presented. Had this standard been effective for the periods presented herein, the following earnings per share would have been reported:

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 ------------------
                                                  1997        1996
                                                 ------      ------
Basic Earnings Per Share .....................   $0.66       $0.62
Diluted Earnings Per Share ...................   $0.65       $0.60

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

Consolidated net income for the first quarter of 1997 totaled $20.4 million, reflecting a 16 percent increase over the 1996 first quarter earnings of $17.5 million. After deduction for preferred dividends, the respective
quarters' earnings per common share were $0.65 and $0.60.   The 1997 earnings
improvement results from higher prices for natural gas liquids ("NGLs"), positive contributions from 1996 acquisitions and investments and sales of storage gas. Operating results for 1997 were somewhat dampened by the effects of milder winter weather compared to 1996 and compression of margins in nonregulated marketing, transportation and storage activities.

RESULTS OF OPERATIONS

First quarter operating results by business segment, consolidated other income and (deductions) and income taxes are discussed below. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).



                                               1997          1996
                                              ------        ------
GATHERING, PROCESSING AND MARKETING SERVICES
Operating Revenues -
  Gas Sales                                    $323.6       $250.5
  Natural Gas Liquids Sales                      64.5         40.6
  Gathering, Transportation and Other            32.3         18.1
                                               ------       ------
                                                420.4        309.2
                                               ------       ------

Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales        364.3        262.7
  Operations and Maintenance                     25.2         21.5
  Depreciation and Amortization                   9.0          7.5
  Taxes, Other Than Income Taxes                  3.4          3.2
                                               ------       ------
                                                401.9        294.9
                                               ------       ------

Operating Income                               $ 18.5       $ 14.3
                                               ======       ======

Systems Throughput (Trillion Btus) -
  Gas Sales                                     123.9        115.7
  Transportation and Gathering                   80.1         88.9
                                               ------       ------
                                                204.0        204.6
                                               ======       ======

Natural Gas Liquids Sales (Million Gallons)     150.4        116.0
                                               ======       ======


The $4.2 million increase in 1997 operating income over the 1996 first quarter is primarily attributable to higher NGLs prices, the fourth quarter 1996 acquisition of gathering and processing assets by the Company's Wildhorse joint venture with Tom Brown, Inc. and the sale of gas held in storage. This segment continues to experience compression of margins in its gas sales, transportation and storage activities due to competitive factors
and high gas costs.   The average per gallon sales price for NGLs processed
in the 1997 first quarter was $0.41, compared with $0.35 in the comparable 1996 quarter. The 1997 NGLs sales gallons reported above include 42.7 million gallons of NGLs sold on behalf of other processors. Marketing of third-party NGLs has grown significantly during the last year with the 1997 volumes exceeding first quarter 1996 volumes by 30.6 million gallons. The increase in 1997 gathering, transportation and other revenues is primarily attributable to sales of electricity and a

                                                                     Form 10-Q

higher level of field services activities, including compressor installation and maintenance services resulting from the August 1996 acquisition of Compressor Pump & Engine Machine, Inc. The decline in first quarter 1997 transportation and gathering volumes results primarily from the sale of the south Texas Webb-Duval gathering system in the fourth quarter of 1996; in the absence of this divestment, 1997 volumes would have exceeded 1996 volumes by 5%. Although 1997 operations and maintenance expenses were $3.7 million higher than 1996 (primarily due to the acquisitions discussed above), these expenses declined as a percent of revenues from 6.9% to 5.9% during this period.


                                                    1997             1996
                                                    ----             ----
INTERSTATE TRANSPORTATION AND STORAGE SERVICES
Operating Revenues -
  Transportation and Storage                         $19.2            $16.3
  Other                                                2.7              2.0
                                                     -----            -----
                                                      21.9             18.3
                                                     -----            -----

Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales               3.4              2.0
  Operations and Maintenance                           8.2              6.9
  Depreciation and Amortization                        2.4              1.9
  Taxes, Other Than Income Taxes                       0.9              0.8
                                                     -----            -----
                                                      14.9             11.6
                                                     -----            -----

Operating Income                                     $ 7.0            $ 6.7
                                                     =====            =====

Systems Throughput (Trillion Btus)                    49.6             53.5
                                                     =====            =====


Operating results of the interstate pipeline segment increased by 4.4% over 1996, as more customers converted their requirements from interruptible to firm transportation and storage services. The decline in 1997 systems throughput volumes reflects milder winter weather resulting in lower customer storage withdrawals, and reduced transport volumes on the Buffalo Wallow pipeline in Oklahoma and Texas due to unfavorable price differentials between supply basins. The increase in 1997 gas purchases and other costs of sales is primarily due to higher shrink and fuel costs related to increased NGLs recoveries at the Casper processing plant. Costs related to facility expansions on the western end of the interstate pipeline, which came on line in mid-1996, account for the 1997 increases in operations and maintenance and depreciation and amortization.


                                                      1997            1996
                                                      ----            ----
RETAIL NATURAL GAS SERVICES
Operating Revenues -
  Gas Sales                                          $76.3            $80.8
  Transportation and Other                             9.5              6.4
                                                     -----            -----
                                                      85.8             87.2
                                                     -----            -----

Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales              51.5             52.1
  Operations and Maintenance                          15.3             15.8
  Depreciation and Amortization                        2.9              2.8
  Taxes, Other Than Income Taxes                       1.7              1.7
                                                     -----            -----
                                                      71.4             72.4
                                                     -----            -----

Operating Income                                     $14.4            $14.8
                                                     =====            =====

Systems Throughput (Trillion Btus) -
  Gas Sales                                           13.3             14.8
  Transportation                                       8.2              6.9
                                                     -----            -----
                                                      21.5             21.7
                                                     =====            =====

                                                                       Form 10-Q

This segment's 1997 operating results were moderately impacted by milder weather, but expense controls and increased transportation volumes on the Company's Colorado intrastate pipeline mitigated reduced throughput. The 1.5 trillion Btus decline in 1997 gas sales volumes is equally due to weather and the conversion to transportation service by Wyoming customers under the Choice Gas program. As a result of the fourth quarter 1996 Wildhorse acquisition of gathering and processing assets in western Colorado and eastern Utah, 1997 transportation volumes on the Colorado intrastate pipeline increased by 0.7 trillion Btus.

                                          1997     1996
                                          ----     ----
OTHER INCOME AND (DEDUCTIONS)
  Interest Expense                       $(9.7)    $(8.5)
  Minority Interests and Other, Net        1.9       0.1
                                         -----     -----
                                         $(7.8)    $(8.4)
                                         =====     =====


The increase in 1997 interest expense results from higher levels of short and long-term debt due to financing acquisitions and the construction of the Pony Express Pipeline. In connection with the Pony Express construction, the Company capitalized $1.5 million of interest costs and $1.0 million of equity financing costs (reflected in Minority Interests and Other, Net) during the first quarter of 1997. The Company's 50 percent share of earnings of the Coyote Gulch Treating Plant (which commenced operations in December 1996) largely accounts for the remaining increase in 1997 Minority Interests and Other, Net.



                                         1997       1996
                                        -----       -----
INCOME TAXES
 Provisions                             $11.7       $9.8
                                        =====       =====
 Effective Tax Rate                     36.5%       36.0%
                                        =====       =====



LIQUIDITY AND CAPITAL RESOURCES

First quarter 1997 net cash flows from operations were $ 46.3 million, compared with $61.8 million during the 1996 first quarter. The decline in 1997 net operating cash flows principally results from significantly higher costs of gas purchased for retail customers, particularly during the first two months of 1997. Under purchased gas adjustment clauses in substantially all of the Company's retail jurisdictions, the high gas costs will be recovered through filings later this year.

In March 1997, the Company completed the purchase of the Bushton natural gas processing facility and other gathering assets located in the Hugoton Basin of Kansas and Oklahoma. The transaction was closed using funds from short-term borrowings and included the assumption of operating leases on the Bushton processing facility. The Company assumed operation of these facilities effective April 1, 1997.

In April 1997, the Company sold $100 million of Capital Trust Pass-through Securities. The securities bear an annual distribution rate of 8.56% and mature on April 15, 2027. The proceeds of the securities issue were used to reduce short-term borrowings.

                                                                       Form 10-Q
OTHER INFORMATION

Item 1. Legal Proceedings

Grynberg v. Alaska Pipeline Company, et al.

As reported in the Company's 1996 Annual Report on Form 10-K, on July 26, 1996 K N and Rocky Mountain Natural Gas Company ("RMNG"), along with over 70 other natural gas pipeline companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. No specific claims were made against K N or RMNG, and no specific monetary damages were claimed.

The Court dismissed Mr. Grynberg's complaint, without prejudice, as to K N and RMNG, and 54 other defendants on March 27, 1997.

Take-or-Pay Matters

As reported in the Company's 1996 Annual Report on Form 10-K, certain of the companies acquired from Cabot Corporation when the Company acquired the Westar System were parties to a number of lawsuits or were subject to asserted claims by natural gas purchase contracts containing take-or-pay provisions which require the purchaser to either take a minimum amount of gas or to pay for such minimum quantities. All of these lawsuits and claims were resolved under terms which the Company considers favorable, and most gas suppliers of the Company have entered into excess gas purchase contracts with one of the Company's gas marketing subsidiaries. These excess gas purchases contracts are generally credited against take-or-pay gas volumes, which minimizes take-or-pay exposure.

All matters pertaining to the Basket Agreement between the Company and Cabot, which provided for an equal sharing between the Company and Cabot of certain gas contract take-or-pay liabilities of the companies acquired from Cabot for periods prior to the closing date of the acquisition from Cabot and for certain other potential gas contract claims, were settled in April 1997, and all final payments required thereby have been made. The Company's final liability under the Basket Agreement was $5.6 million, as was reported in the Company's 1996 Annual Report on Form 10-K, and which was previously recorded in connection with the acquisition of the natural gas pipeline business from Cabot Corporation.

For information relating to other legal proceedings, see Note 5 of Notes to Consolidated Financial Statements on pages 33-34 of the 1996 Annual Report on Form 10-K and the subsection entitled "Litigation and Environmental" on pages 24-25 of the 1996 Annual Report on Form 10-K.

Item 2. Changes in Securities

On April 24, 1997, the Company sold $100 million of 8.56% Capital Trust Pass-through Securities (the "Capital Securities") maturing on April 15,
2027. The sale was effected through a wholly owned business trust of K N called K N Capital Trust I (the "Trust"). The lead underwriter was Salomon Brothers Inc, with Merrill Lynch, Pierce, Fenner & Smith Incorporated also underwriting the sale. These initial purchasers contemplated offering or selling the Capital Securities to qualified institutional buyers under Rule 144A, and to institutional investors that are accredited investors within the meaning of subparagraph (a)(1), (2), (3) or

                                                                       Form 10-Q

(7) of Rule 501 under the Securities Act of 1933 (the "Securities Act"). The Capital Securities were sold for an aggregate offering price of $100 million and for an underwriting commission of 1%.

The sale of the Capital Securities by the Trust was an unregistered offering pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)    The Registrant held its Annual Meeting of Shareholders on April
     10, 1997.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.


Item 6.  Exhibits

     27 - Financial Data Schedule

                                                                       Form 10-Q


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  K N ENERGY, INC.
                                  (Registrant)




May 13, 1997                      /s/ Clyde E. McKenzie
                                  -------------------------------------------
                                  Clyde E. McKenzie
                                  Vice President and Chief Financial Officer
                                  (On Behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit
Number                 Description
------                 -----------
 27             Financial Data Schedule
