Form 10-Q
period 1997-06-30
K N ENERGY INC
filed 1997-08-14
CIK 54502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               --------------------------------------------
                                    OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     -------------------
Commission File Number                 1-6446
                      -----------------------------------------------------
                            K N ENERGY, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                    Kansas                    48-0290000
---------------------------------------------------------------------------
          (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)     Identification No.)

          370 Van Gordon Street
          P.O. Box 281304, Lakewood, Colorado          80228-8304
---------------------------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)

                             (303) 989-1740
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)
---------------------------------------------------------------------------

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

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 31,352,305 shares as of July 31, 1997.

                                                               Form 10-Q
                    K N ENERGY, INC. AND SUBSIDIARIES
                                FORM 10-Q
                       QUARTER ENDED JUNE 30, 1997
                                  INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                 Page Number

     Consolidated Balance Sheets (Unaudited)......................    3 & 4
     Consolidated Statements of Income (Unaudited)................        5
     Consolidated Statements of Cash Flows (Unaudited)............    6 & 7
     Notes to Consolidated Financial Statements...................   8 - 10

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................  11 - 14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings......................................       15

  Item 2.  Changes in Securities..................................       15

  Item 5.  Other Information......................................       15

  Item 6.  Exhibit 27 - Financial Data Schedule*

SIGNATURE.........................................................       17

*Included In SEC EDGAR Filing Only.

                                                                     Form 10-Q
     CONSOLIDATED BALANCE SHEETS
     K N Energy, Inc. and Subsidiaries
     (Dollars in Thousands)



                                                                                        June 30       December 31
                                                                                          1997           1996
                                                                                      -----------    -------------
                                                                                      (Unaudited)
     ASSETS
     Current Assets:
     Cash and Cash Equivalents.............................................          $   16,819      $   17,005
     Accounts Receivable...................................................             198,983         304,942
     Materials and Supplies................................................              15,013           6,092
     Gas in Underground Storage............................................              24,324          43,511
     Prepaid Gas...........................................................               8,871          12,001
     Other Prepaid Expenses................................................              14,190          12,824
     Gas Imbalances and Other..............................................              68,594          65,319
                                                                                     ----------      ----------
                                                                                        346,794         461,694
     Investments:                                                                    ----------      ----------

     Investment in Tom Brown, Inc. ........................................              45,146          44,331
     Other.................................................................              22,947           6,207
                                                                                     ----------      ----------
                                                                                         68,093          50,538
                                                                                     ----------      ----------

     Property, Plant and Equipment, at Cost:
     Gathering, Processing and Marketing Services..........................             822,768         683,569
     Interstate Transportation and Storage Services........................             519,751         447,557
     Retail Natural Gas Services...........................................             408,204         409,626
                                                                                     ----------      ----------
                                                                                      1,750,723       1,540,752
     Less Accumulated Depreciation and Amortization........................             528,620         518,451
                                                                                     ----------      ----------
                                                                                      1,222,103       1,022,301
                                                                                     ----------      ----------
     Deferred Charges and Other Assets.....................................              97,181          95,187
                                                                                     ----------      ----------
     Total Assets                                                                    $1,734,171      $1,629,720
                                                                                     ==========      ==========

     The accompanying notes are an integral part of these statements.


                                                                   Form 10-Q
     CONSOLIDATED BALANCE SHEETS
     K N Energy, Inc. and Subsidiaries
     (Dollars in Thousands)

                                                                                       June 30       December 31
                                                                                         1997             1996
                                                                                      ------------   ------------
                                                                                      (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Current Maturities of Long-Term Debt..................................          $   19,055      $   26,971
     Notes Payable.........................................................             200,300         129,300
     Accounts Payable......................................................             157,283         241,187
     Accrued Expenses......................................................              29,250          34,696
     Accrued Taxes.........................................................              17,090          16,045
     Gas Imbalances and Other..............................................              48,831          50,417
                                                                                     ----------      ----------
                                                                                        471,809         498,616
                                                                                     ----------      ----------
     Deferred Liabilities, Credits and Reserves:
     Deferred Income Taxes.................................................             128,392         122,371
     Other.................................................................              35,579          31,930
                                                                                     ----------      ----------
                                                                                        163,971         154,301
                                                                                     ----------      ----------

     Long-Term Debt........................................................             412,912         423,676
                                                                                     ----------      ----------
     K N-Obligated Mandatorily Redeemable Capital
       Trust Pass-through Securities of Subsidiary Trust...................             100,000              --
                                                                                     ----------      ----------

     Minority Interests in Equity of Subsidiaries..........................              27,512          26,333
                                                                                     ----------      ----------
     Stockholders' Equity:
     Preferred Stock-
      Authorized - Class A, 200,000 Shares: Class B, 2,000,000 Shares,
       Without Par Value
      Redeemable Solely at Option of Company at $105 Per Share - Class A,
       $5.00 Cumulative Series; 70,000 Shares..............................               7,000           7,000
     Common Stock-                                                                   ----------      ----------
      Authorized - 50,000,000 Shares, Par Value $5 Per Share
      Outstanding - 31,343,368 and 30,295,792 Shares, Respectively.........             156,717         151,479
     Additional Paid-in Capital............................................             247,357         228,902
     Retained Earnings.....................................................             156,852         142,578
     Deferred Compensation.................................................              (8,979)         (2,908)
     Treasury Stock, at Cost - 26,533 and 7,216 Shares, Respectively.......                (980)           (257)
                                                                                     ----------      ----------
     Total Common Stockholders' Equity.....................................             550,967         519,794
                                                                                     ----------      ----------
     Total Stockholders' Equity............................................             557,967         526,794
                                                                                     ----------      ----------
     Total Liabilities and Stockholders' Equity                                      $1,734,171      $1,629,720
                                                                                     ==========      ==========

     The accompanying notes are an integral part of these statements.


                                                                   Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

                                                                            Three Months Ended        Six Months Ended
                                                                                 June 30                  June 30
                                                                           --------------------      ------------------
                                                                              1997      1996           1997      1996
                                                                              ----      ----           ----      ----
Operating Revenues:
Gathering, Processing and Marketing Services.....................         $ 311,058  $ 232,129     $ 706,721  $ 523,826
Interstate Transportation and Storage Services...................             4,116      5,066        12,425     11,527
Retail Natural Gas Services......................................            42,673     39,204       128,174    126,235
                                                                          ---------  ---------     ---------  ---------
Total Operating Revenues.........................................           357,847    276,399       847,320    661,588
                                                                          ---------  ---------     ---------  ---------
Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales...........................           262,774    193,596       643,187    481,268
Operations and Maintenance.......................................            51,571     42,899       100,379     86,736
Depreciation and Amortization....................................            13,691     12,631        27,991     24,830
Taxes, Other Than Income Taxes...................................             5,879      5,189        11,926     10,894
                                                                          ---------  ---------     ---------  ---------
Total Operating Costs and Expenses...............................           333,915    254,315       783,483    603,728
                                                                          ---------  ---------     ---------  ---------
Operating Income.................................................            23,932     22,084        63,837     57,860
                                                                          ---------  ---------     ---------  ---------
Other Income and (Deductions):
Interest Expense.................................................           (10,518)    (8,337)      (20,174)   (16,888)
Minority Interests...............................................            (2,442)    (1,119)       (2,945)    (1,665)
Other, Net.......................................................             4,867      1,196         7,181      1,871
                                                                          ---------  ---------     ---------  ---------
Total Other Income and (Deductions)..............................            (8,093)    (8,260)      (15,938)   (16,682)
                                                                          ---------  ---------     ---------  ---------

Income Before Income Taxes.......................................            15,839     13,824        47,899     41,178
Income Taxes.....................................................             4,967      4,976        16,669     14,823
                                                                          ---------  ---------     ---------  ---------
Net Income.......................................................            10,872      8,848        31,230     26,355
Less-Preferred Stock Dividends...................................                87         99           175        199
                                                                          ---------  ---------     ---------  ---------

Earnings Available For Common Stock..............................         $  10,785  $   8,749     $  31,055  $  26,156
                                                                          =========  =========     =========  =========

Number of Shares Used in Computing
 Earnings Per Common Share.......................................            31,377     29,181        31,265     29,055
                                                                          =========  =========     =========  =========

Earnings Per Common Share........................................         $    0.34  $    0.30     $    0.99  $    0.90
                                                                          =========  =========     =========  =========

Dividends Per Common Share.......................................         $    0.27  $    0.26     $    0.54  $    0.52
                                                                          =========  =========     =========  =========

The accompanying notes are an integral part of these statements.


                                                                    Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                                                       Six Months Ended
                                                                                           June 30
                                                                                      -----------------
                                                                                       1997        1996
                                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.................................................................          $ 31,230    $ 26,355
Adjustments to Reconcile Net Income to Net Cash Flows From Operating
Activities:
 Depreciation and Amortization.............................................            27,991      24,830
 Deferred Income Taxes.....................................................             5,741       5,147
 Deferred Purchased Gas Costs..............................................            (7,624)      7,844
 Provisions for Losses on Accounts Receivable..............................               133         123
 Changes in Gas in Underground Storage.....................................             4,710       5,288
 Changes in Other Working Capital Items....................................             2,016      28,476
 Changes in Deferred Revenues..............................................            (9,186)    (14,194)
 Other, Net................................................................             5,742       (552)
                                                                                     --------    --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES...........................             60,753      83,317
                                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures.......................................................          (113,495)    (36,967)
Acquisitions...............................................................           (95,601)     (7,439)
Investments................................................................            (9,725)     (1,186)
Proceeds From Sales of Assets..............................................             9,671       4,590
                                                                                     --------    --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES................................          (209,150)    (41,002)
                                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net)......................................................            71,000     (15,500)
Long-Term Debt Retired.....................................................           (18,708)    (11,411)
Other Mandatorily Redeemable Securities Issued.............................           100,000          --
Common Stock Issued........................................................            13,795       5,859
Treasury Stock Issued......................................................               879       4,819
Treasury Stock Acquired....................................................            (1,602)     (5,817)
Cash Dividends - Common....................................................           (16,781)    (14,751)
               - Preferred.................................................              (175)       (199)
Minority Interests Distributions...........................................              (197)     (2,275)
                                                                                     --------    --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES..................           148,211     (39,275)
                                                                                     --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents.......................              (186)      3,040
Cash and Cash Equivalents at Beginning of Year.............................            17,005      22,571
                                                                                     --------    --------

Cash and Cash Equivalents at End of Period.................................          $ 16,819    $ 25,611
                                                                                     ========    ========

The accompanying notes are an integral part of these statements.

                                                                    Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                                                       Six Months Ended
                                                                                           June  30
                                                                                      ------------------
                                                                                       1997        1996
                                                                                       ----        ----

CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (Net of Effects from Acquisitions):
Accounts Receivable........................................................          $105,826    $ 33,477
Materials and Supplies.....................................................            (3,346)        572
Other Current Assets.......................................................            (1,511)     (7,094)
Accounts Payable...........................................................           (83,904)    (11,995)
Other Current Liabilities..................................................           (15,049)     13,516
                                                                                     --------    --------
                                                                                     $  2,016    $ 28,476
                                                                                     ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
 Interest (Net of Amount Capitalized)......................................          $ 20,636    $ 16,902
                                                                                     ========    ========
 Income Taxes..............................................................          $ 15,635    $  8,056
                                                                                     ========    ========

                                                             Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General
     -------

In the opinion of management, all adjustments necessary for a fair statement of the results for the unaudited interim periods have been made. These adjustments consist only of normal recurring accruals.

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

2.   Acquisition
     -----------

In March 1997, K N completed its purchase of several Enron Corporation subsidiaries that owned or operated the Bushton natural gas processing facility located in Ellsworth County, Kansas, and other Hugoton Basin gathering assets located in Kansas and Oklahoma. The Bushton facility processes approximately 825 MMcf of natural gas and produces approximately 1.2 million gallons of natural gas liquids and approximately 1.7 MMcf of crude helium per day. The gathering assets gather approximately 475 MMcf per day of natural gas through approximately 2,200 miles of pipeline. The Company assumed operation of these facilities effective April 1, 1997.

A wholly owned subsidiary of K N leases the processing facilities at Bushton under operating leases requiring semi-annual payments averaging $23.1 million per annum for the remaining term of the leases. Under the terms of these leases, the lessee has the option of terminating the leases and/or buying the assets at any time after November 2003, and extending the leases beyond May 2012, the scheduled termination date. In addition, the lessee may purchase the processing facilities upon termination of the leases.

3.   Pony Express Pipeline
     ---------------------

In 1996, K N purchased a 900-mile crude oil pipeline owned by Amoco Pipeline Company for conversion to natural gas service. In May 1996, one of K N's regulated interstate pipeline subsidiaries, K N Interstate Gas Transmission Co. ("KNI"), filed with the Federal Energy Regulatory Commission ("FERC") requesting authority to purchase from K N the portion of the line, renamed the Pony Express Pipeline, from Lost Cabin, Wyoming in central Wyoming to Freeman, Missouri near Kansas City. KNI also requested authority to convert the pipeline to natural gas service, install compression and construct additional pipeline facilities. On May 30, 1997, the FERC issued an order granting KNI's requested authority to proceed with the project. The pipeline is expected to begin free flow operations in the third quarter of 1997, and full-flow service in October 1997.

4.   Financing
     ---------

On April 24, 1997, the Company sold $100 million of 8.56% Capital Trust Pass-through Securities (the "Capital Securities") maturing on April 15, 2027. The sale was effected through a wholly owned business trust named K N Capital Trust I (the "Trust"). The Company used the net proceeds from the sale to reduce short-term indebtedness.

The financial statements of the Trust are consolidated into the Company's consolidated financial statements, with the Capital Securities treated as a minority interest and shown in the Company's consolidated balance sheet as "K N-Obligated Mandatorily Redeemable Capital Trust Pass-through Securities of Subsidiary Trust."

                                                              Form 10-Q
5.   Common Stock Issuance
     ---------------------

On June 11, 1997, Cabot Corporation exercised warrants held by it and purchased, in an unregistered offering, 642,232 shares of K N's
Common Stock which were issued to Cabot Specialty Chemicals, Inc., in exchange for Cabot's payment price of $11.3 million.

6.   Joint Venture
     -------------

In January 1997, K N and PacifiCorp formed a joint venture named en*able, L.L.C. ("en*able") that provides a broad portfolio of branded products and services that local utilities can offer to their customers under the Simple Choice(SM) brand. All Simple Choice(SM) products and services are supported through a customer service center in Scottsbluff, Nebraska. Subsidiaries of K N and PacifiCorp each own 50 percent of en*able.

7.   Accounting Pronouncements Issued But Not Yet Effective
     ------------------------------------------------------

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

                                      Three Months Ended  Six Months Ended
                                          June 30            June 30
                                        1997   1996         1997   1996
                                        ----   ----         ----   ----
Basic Earnings Per Share..........    $ 0.35 $ 0.31       $ 1.01  $ 0.92
Diluted Earnings Per Share........    $ 0.34 $ 0.30       $ 0.99  $ 0.90

8.   Risk Management
     ---------------

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

(A)  Energy Financial Instruments

The Company uses energy financial instruments to minimize its risk of price changes in the spot and fixed price natural gas and natural gas liquids ("NGLs") markets. Energy risk management products include commodity futures and options contracts, fixed price swaps and basis swaps. Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against pre-existing or anticipated physical gas and condensate sales, gas purchases, system use, and storage in order to protect profit margins, and is prohibited from

                                                                Form 10-Q

engaging in speculative trading. The activities of the risk management group are monitored by the Company's Risk Management Committee which is charged with the review and enforcement of the Board of Directors' risk management guidelines. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expenses in the periods the underlying physical transactions occur.

The differences between the current market value and the original physical contracts' value, associated with hedging activities, are reflected, depending on maturity, as deferred charges or credits and other current assets or liabilities in the accompanying consolidated balance sheets. These deferrals will be offset by the corresponding underlying physical transactions.

In the event energy financial instruments do not meet the criteria for hedge accounting, the deferred gains or losses associated with the corresponding financial instruments would be included in the results of operations in the current period.

In the event energy financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains or losses on the energy financial instruments at the time of termination remain deferred until the period of physical delivery unless both the energy financial instruments and the items being hedged result in a loss. If this occurs, the loss is recorded immediately.

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

                                                               Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

Consolidated net income for the second quarter of 1997 was $10.9 million, or $0.34 per common share after payment of preferred dividends, compared with 1996 second quarter net income of $8.8 million, or $0.30 per common share. For the first six months of 1997, net income totaled $31.2 million ($0.99 per common share), an increase of 18 percent over the 1996 first six months' net income of $26.4 million ($0.90 per common
share).   Shares used in computing earnings per share increased by 7.5 percent for the three month comparison and by 7.6 percent for the year to date.

The improvement in 1997 second quarter earnings was attributable to contributions from the acquisition of the Bushton processing complex and Hugoton Basin gathering assets which was effective April 1, 1997, colder weather positively impacting Interstate Pipeline and Retail throughput, earnings from the Company's en*able joint venture, and lower effective income tax rates. These positive factors more than offset the impact of lower margins from gas marketing activities, reduced pipeline throughput on the Texas intrastate system due to unfavorable basin differentials and low demand for wholesale irrigation deliveries in Texas due to heavy rainfall. Comparing the six month earnings for 1997 and 1996, the improvement in 1997 results also reflect higher prices for NGLs and sales of storage gas.

RESULTS OF OPERATIONS

Operating results by business segment, consolidated other income and (deductions) and income taxes are discussed below. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                     Second Quarter    First Six Months
                                                      1997    1996       1997    1996
                                                      ----    ----       ----    ----
Gathering, Processing and Marketing Services
Operating Revenues -
  Gas Sales                                          $204.6  $186.1     $528.3  $436.6
  Natural Gas Liquids Sales                            70.4    41.6      134.8    82.2
  Gathering, Transportation and Other                  42.9    17.9       74.7    35.3
                                                     ------  ------     ------  ------
                                                      317.9   245.6      737.8   554.1
                                                     ------  ------     ------  ------
Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales              262.9   198.0      626.6   459.9
  Operations and Maintenance                           30.1    23.3       55.2    44.9
  Depreciation and Amortization                         8.7     7.9       18.0    15.4
  Taxes, Other Than Income Taxes                        3.7     2.4        7.1     5.6
                                                     ------  ------     ------  ------
                                                      305.4   231.6      706.9   525.8
                                                     ------  ------     ------  ------

Operating Income                                     $ 12.5  $ 14.0     $ 30.9  $ 28.3
                                                     ======  ======     ======  ======

Systems Throughput (Trillion Btus) -
  Gas Sales                                            95.7    89.9      219.6   205.6
  Transportation and Gathering                        119.8    78.8      197.3   164.5
                                                     ------  ------     ------  ------
                                                      215.5   168.7      416.9   370.1
                                                     ======  ======     ======  ======

Natural Gas Liquids Sales (Million
Gallons) -
  Company-Owned and Processed                         165.9   110.7      304.8   214.1
  Third Party Marketed                                 26.9    10.9       38.4    23.5
                                                     ------  ------     ------  ------
                                                      192.8   121.6      343.2   237.6
                                                     ======  ======     ======  ======

                                                              Form 10-Q

The significant increases in second quarter 1997 operating revenues, costs and expenses result from the acquisition of the Bushton processing complex and Hugoton Basin gathering assets at the end of March; this acquisition contributed incremental revenues of $36.1 million and operating costs and expenses of $30.6 million; 1997 second quarter gathering and NGLs volumes include 39.1 trillion Btus and 54.1 million gallons, respectively, from these facilities. The decline in this segment's second quarter 1997 operating income is attributable to lower gas marketing margins resulting from low wholesale irrigation demand and reduced sales to electric plants on the southern system. Second quarter 1997 transportation and storage revenues were adversely impacted by these reduced sales loads and by unfavorable price differentials between
supply basins.   Comparing the 1997 and 1996 six months periods, the
positive contribution from the Bushton and Hugoton acquisition and slightly higher NGLs prices were partially offset by reduced 1997 margins, resulting in part from unfavorable weather, and by price differentials.

                                                     Second Quarter    First Six Months
                                                      1997    1996       1997    1996
                                                      ----    ----       ----    ----
Interstate Transportation and Storage Services
Operating Revenues -
  Transportation and Storage                         $15.8    $14.3      $35.0   $30.6
  Other                                                2.1      1.5        4.7     3.5
                                                     -----    -----      -----   -----
                                                      17.9     15.8       39.7    34.1
                                                     -----    -----      -----   -----

Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales               1.2      2.0        4.5     4.0
  Operations and Maintenance                           6.9      5.5       15.3    12.3
  Depreciation and Amortization                        2.0      1.9        4.0     3.8
  Taxes, Other Than Income Taxes                       1.2      0.9        2.1     1.7
                                                     -----    -----      -----   -----
                                                      11.3     10.3       25.9    21.8
                                                     -----    -----      -----   -----

Operating Income                                     $ 6.6    $ 5.5      $13.8   $12.3
                                                     =====    =====      =====   =====

Systems Throughput (Trillion Btus)                    38.5     34.1       88.1    87.6
                                                     =====    =====      =====   =====

Second quarter 1997 operating results and systems throughput volumes were significantly higher than 1996 due principally to colder weather in the geographic areas served by the pipeline. Additionally, second quarter results were impacted by improved controls over shippers who deliver less volumes into the system than nominated; 1997 second quarter gas costs were favorably impacted by these actions. The increases in 1997 second quarter and six months operations and maintenance expenses reflect higher infrastructure costs due to the Pony Express Pipeline. Six months 1997 operating results reflect a 12 percent increase over 1996 due primarily to increased shippers' conversion from lower priced interruptible service to firm service.

                                                              Form 10-Q

                                                     Second Quarter    First Six Months
                                                      1997    1996       1997    1996
                                                      ----    ----       ----    ----
Retail Natural Gas Services
Operating Revenues -
  Gas Sales                                          $ 34.9  $ 32.6     $111.2  $113.4
  Transportation and Other                              8.3     7.2       17.8    13.6
                                                     ------  ------     ------  ------
                                                       43.2    39.8      129.0   127.0
                                                     ------  ------     ------  ------
Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales               19.7    18.3       71.2    70.7
  Operations and Maintenance                           14.7    14.2       30.0    29.8
  Depreciation and Amortization                         3.0     2.8        6.0     5.6
  Taxes, Other Than Income Taxes                        1.0     1.9        2.7     3.6
                                                     ------  ------     ------  ------
                                                       38.4    37.2      109.9   109.7
                                                     ------  ------     ------  ------

Operating Income                                     $  4.8  $  2.6     $ 19.1  $ 17.3
                                                     ======  ======     ======  ======

Systems Throughput (Trillion Btus) -
  Gas Sales                                             6.9     4.9       21.8    19.7
  Transportation                                        8.6     7.4       16.8    14.3
                                                     ------  ------     ------  ------
                                                       15.5    12.3       38.6    34.0
                                                     ======  ======     ======  ======

Second quarter 1997 operating results were positively impacted by increased sales and transport deliveries resulting from colder weather than the 1996 period; second quarter 1997 heating degree days in the markets served were 19 percent higher than 1996. Additionally, 1997 operating results were favorably impacted by higher seasonal demand fees received from irrigators. First quarter 1997 operating results were essentially flat with the comparable 1996 quarter.

                                                     Second Quarter    First Six Months
                                                      1997    1996       1997    1996
                                                      ----    ----       ----    ----
Other Income and (Deductions)
  Interest Expense                                   $(10.5) $ (8.3)    $(20.2) $(16.9)
  Minority Interests and Other, Net                     2.4       -        4.3     0.2
                                                     ------  ------     ------  ------
                                                     $ (8.1) $ (8.3)    $(15.9) $(16.7)
                                                     ======  ======     ======  ======

Higher 1997 interest expense results from increased levels of short and long-term debt incurred to finance acquisitions and to construct the Pony Express Pipeline. During the first six months of 1997, the Company capitalized $3.7 million of interest costs and $2.2 million of equity financing costs (included in Minority Interests and Other, Net) primarily related to the Pipeline construction. In addition to the capitalization of equity financing costs, Minority Interests and Other, Net includes the Company's 50 percent interest in the earnings of en*able and of Orcom Systems - two joint venture investments.

                                                     Second Quarter    First Six Months
                                                      1997    1996       1997    1996
                                                      ----    ----       ----    ----
Income Taxes
  Provisions                                         $ 5.0   $ 5.0      $16.7   $14.8
                                                     =====   =====      =====   =====
  Effective Tax Rate                                                     34.8%   36.0%
                                                                        =====   =====

The lower 1997 effective tax rate results from closure on certain issues in prior years'income tax filings.

                                                              Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 1997, net cash flows from operations totaled $60.8 million, compared with $83.3 million for the
1996 period.   A material cause of the decline in 1997 operating cash
flows is higher incurred costs of gas than that currently being collected in rates in the Company's Retail gas services segment. The Company has or will be making revised purchased gas cost adjustment filings in all of its jurisdictions to recover these gas costs.

In March 1997, the Company completed the purchase of the Bushton processing complex and Hugoton Basin gathering assets. The cash portion of the purchase was initially funded by short-term debt. In April 1997, the Company sold $100 million of Capital Trust Pass-through Securities, bearing an annual distribution rate of 8.56 percent, callable in ten years and maturing in 2027. The proceeds of this financing were used to reduce short-term borrowings. Depending on market conditions and need, the Company may issue long-term debt during the second half of 1997.

                                                              Form 10-Q
OTHER INFORMATION

Item 1.  Legal Proceedings

Cabot Environmental Matters
---------------------------

As reported in the Company's Annual Report on Form 10-K, pursuant to certain acquisition agreements in 1989 and 1992, The Maple Gas
Corporation and Cabot Corporation (collectively, "Cabot"), the Company's largest stockholder, indemnified the Company for certain environmental liabilities. Contractual and procedural issues have arisen concerning
Cabot's indemnification obligations, however, in conjunction with the AOG merger, the Company and Cabot entered into a standstill agreement pertaining to these and other matters. This Standstill Agreement has been extended to August 15, 1997 and settlement discussions are ongoing. The Company believes it will be able to reach agreement with Cabot and is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

For information relating to other legal proceedings, see Note 5 of Notes to Consolidated Financial Statements on pages 33-34 of the 1996 Annual Report on Form 10-K and the subsection entitled "Litigation and Environmental" on pages 24-25 of the 1996 Annual Report on Form 10-K.

Item 2. Changes in Securities

On June 11, 1997, Cabot Corporation exercised warrants held by it and purchased, in an unregistered offering, 642,232 shares of K N's
Common Stock which were issued to Cabot Specialty Chemicals, Inc., in exchange for Cabot's payment price of $11.3 million.

Item 5.  Other Information

TransColorado
-------------

On June 30, 1997, the Company, El Paso Energy Corporation and Questar Corporation announced the restructuring of TransColorado Gas
Transmission Co. This venture was an equal one-third partnership among affiliates of each of these corporations for Phase I of the project; whereas, Phase II of the project will become an equal one-half partnership between affiliates of the Company and of Questar
Corporation.

Front Runner Pipeline
---------------------

On August 5, 1997, K N Wattenberg Transmission Limited Liability Company ("Wattenberg"), a wholly owned subsidiary of K N, announced plans to construct a natural gas pipeline that would extend approximately 100 miles from the Rockport Hub, a confluence of several pipelines south of Cheyenne, Wyoming to just north of the Denver International Airport.
The pipeline will access additional natural gas supplies directly north of Denver, Colorado, near the Wyoming border. The pipeline is expected to be in service for the late 1998-1999 heating season, and will carry up to 250 million cubic feet of natural gas per day.

Wattenberg announced an open season for firm capacity on this pipeline for the period August 5 - 31, 1997, and expects to file for approval of this project with the FERC by the end of August 1997.

                                                               Form 10-Q

Item 6.  Exhibits
      27 - Financial Data Schedule

                                                              Form 10-Q


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     K N ENERGY, INC.
                                     (Registrant)



August 14, 1997                       /s/ Clyde E. McKenzie
                                    -------------------------------------------
                                     Clyde E. McKenzie
                                     Vice President and Chief Financial Officer
                                     (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)

