Form 10-Q
period 1997-09-30
K N ENERGY INC
filed 1997-11-12
CIK 54502

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                              -----------------------------------
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -----------------

Commission File Number                   1-6446
                      -------------------------------------------

                         K N ENERGY, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                    Kansas                      48-0290000
-----------------------------------------------------------------
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

 370 Van Gordon Street
 P.O. Box 281304, Lakewood, Colorado         80228-8304
-----------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                         (303) 989-1740
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X         No
                          ------------     ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares;
----------------------------------------------------------------
outstanding 31,461,818 shares as of October 31, 1997.
----------------------------------------------------------------

                                                      Form 10-Q
                    K N ENERGY, INC. AND SUBSIDIARIES
                                FORM 10-Q
                     QUARTER ENDED SEPTEMBER 30, 1997
                                  INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                     Page Number
                                                                                    -----------

  Consolidated Balance Sheets (Unaudited)............................                   3 & 4
  Consolidated Statements of Income (Unaudited)......................                       5
  Consolidated Statements of Cash Flows (Unaudited)..................                   6 & 7
  Notes to Consolidated Financial Statements.........................                   8 - 11

  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................                  12 - 15

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.........................................                       16

  Item 6.  Exhibits and Reports on Form 8-K..........................                       16

SIGNATURE............................................................                       17

                                                               Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)


                                                         September 30   December 31
                                                             1997            1996
                                                         -------------  -----------
                                                          (Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents...........................     $   25,267     $   17,005
Accounts Receivable.................................        192,523        304,942
Materials and Supplies..............................         14,998          6,092
Gas in Underground Storage..........................         23,660         43,511
Prepaid Gas.........................................          9,572         12,001
Other Prepaid Expenses..............................         14,983         12,824
Gas Imbalances and Other............................         70,995         65,319
                                                         ----------     ----------
                                                            351,998        461,694
                                                         ----------     ----------

Investments.........................................         75,197         50,538
                                                         ----------     ----------

Property, Plant and Equipment, at Cost:
Gathering, Processing and Marketing Services........        856,637        683,569
Interstate Transportation and Storage Services......        583,475        447,557
Retail Natural Gas Services.........................        421,567        409,626
                                                         ----------     ----------
                                                          1,861,679      1,540,752
Less Accumulated Depreciation and Amortization......        542,905        518,451
                                                         ----------     ----------
                                                          1,318,774      1,022,301
                                                         ----------     ----------

Deferred Charges and Other Assets...................        106,488         95,187
                                                         ----------     ----------
Total Assets                                             $1,852,457     $1,629,720
                                                         ==========     ==========


The accompanying notes are an integral part of these statements.

                                                               Form 10-Q
CONSOLIDATED BALANCE SHEETS
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)


                                                         September 30   December 31
                                                              1997         1996
                                                         ------------   -----------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt................     $   19,055     $   26,971
Notes Payable.......................................        285,000        129,300
Accounts Payable....................................        173,070        241,187
Accrued Expenses....................................         25,952         34,696
Accrued Taxes.......................................         26,673         16,045
Gas Imbalances and Other............................         51,045         50,417
                                                         ----------     ----------
                                                            580,795        498,616
                                                         ----------     ----------
Deferred Liabilities, Credits and Reserves:
Deferred Income Taxes...............................        131,567        122,371
Other...............................................         26,628         31,930
                                                         ----------     ----------
                                                            158,195        154,301
                                                         ----------     ----------

Long-Term Debt......................................        410,498        423,676
                                                         ----------     ----------
K N-Obligated Mandatorily Redeemable
  Capital Trust Pass-through Securities
    of Subsidiary Trust.............................        100,000             --
                                                         ----------     ----------

Minority Interests in Equity of Subsidiaries........         31,160         26,333
                                                         ----------     ----------
Stockholders' Equity:
Preferred Stock-
  Authorized - Class A, 200,000 Shares:Class B,
   2,000,000 Shares,Without Par Value
    Redeemable Solely at Option of Company at
     $105 Per Share - Class A, $5.00 Cumulative
        Series; 70,000 Shares.......................          7,000          7,000
                                                         ----------     ----------
Common Stock-
  Authorized - 50,000,000 Shares, Par Value $5 Per Share
   Outstanding - 31,446,326 and 30,295,792 Shares,
    Respectively....................................        157,232        151,479
Additional Paid-in Capital..........................        252,030        228,902
Retained Earnings...................................        166,099        142,578
Deferred Compensation...............................         (9,667)        (2,908)
Treasury Stock, at Cost - 24,942 and 7,216 Shares,
 Respectively.......................................           (885)          (257)
                                                         ----------     ----------
Total Common Stockholders' Equity...................        564,809        519,794
                                                         ----------     ----------
Total Stockholders' Equity..........................        571,809        526,794
                                                         ----------     ----------
Total Liabilities and Stockholders' Equity               $1,852,457     $1,629,720
                                                         ==========     ==========


The accompanying notes are an integral part of these statements.

                                                               Form 10-Q
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30                September 30

                                                                         1997       1996           1997         1996
                                                                         ----       ----           ----         ----
Operating Revenues:
Gathering, Processing and Marketing Services....................      $ 468,599  $ 264,894      $1,175,320   $ 788,719
Interstate Transportation and Storage Services..................          5,223      6,092          17,648      17,619
Retail Natural Gas Services.....................................         41,315     32,647         169,489     158,882
                                                                      ---------  ---------      ----------   ---------
Total Operating Revenues........................................        515,137    303,633       1,362,457     965,220
                                                                      ---------  ---------      ----------   ---------
Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales..........................        416,656    210,935       1,060,884     693,006
Operations and Maintenance......................................         46,771     44,384         146,109     130,316
Depreciation and Amortization...................................         13,110     13,602          41,101      38,432
Taxes, Other Than Income Taxes..................................          6,218      4,555          18,144      15,449
                                                                      ---------  ---------      ----------   ---------
Total Operating Costs and Expenses..............................        482,755    273,476       1,266,238     877,203
                                                                      ---------  --------       ----------   ---------

Operating Income................................................         32,382     30,157          96,219      88,017
                                                                      ---------  ---------      ----------   ---------
Other Income and (Deductions):
Interest Expense................................................        (10,817)    (9,321)        (30,991)    (26,209)
Minority Interests..............................................         (2,736)      (581)         (5,681)     (2,246)
Other, Net......................................................          7,798      1,141          14,979       3,012
                                                                      ---------  ---------      ----------   ---------
Total Other Income and (Deductions).............................         (5,755)    (8,761)        (21,693)    (25,443)
                                                                      ---------  ---------      ----------   ---------

Income Before Income Taxes......................................         26,627     21,396          74,526      62,574
Income Taxes....................................................          8,819      7,703          25,488      22,526
                                                                      ---------  ---------      ----------   ---------

Net Income......................................................         17,808     13,693          49,038      40,048
Less - Preferred Stock Dividends................................             88         99             263         298
                                                                      ---------  ---------      ----------   ---------

Earnings Available For Common Stock............................       $  17,720  $  13,594      $   48,775   $  39,750
                                                                      =========  =========      ==========   =========

Number of Shares Used in Computing
 Earnings Per Common Share......................................         31,709     30,046          31,397      29,216
                                                                      =========  =========      ==========   =========

Earnings Per Common Share.......................................      $    0.56  $    0.46      $     1.55   $    1.36
                                                                      =========  =========      ==========   =========

Dividends Per Common Share......................................      $    0.27  $    0.26      $     0.81   $    0.78
                                                                      =========  =========      ==========   =========




The accompanying notes are an integral part of these statements.

                                                                  Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                            Nine Months Ended
                                                              September  30
                                                         ---------------------
                                                            1997       1996
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.........................................      $ 49,038    $ 40,048
Adjustments to Reconcile Net Income to
 Net Cash Flows From Operating Activities:
 Depreciation and Amortization.....................        41,101      38,432
 Deferred Income Taxes.............................         8,781       7,823
 Deferred Purchased Gas Costs......................       (14,736)      1,939
 Provisions for Losses on Accounts Receivable......           808         284
 Changes in Gas in Underground Storage.............         5,409      (3,359)
 Changes in Other Working Capital Items............        30,418      15,591
 Changes in Deferred Revenues......................       (11,699)    (16,898)
 Other, Net........................................        (6,721)    (13,680)
                                                         --------    --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES....       102,399      70,180
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures...............................      (213,320)    (73,602)
Acquisitions.......................................      (102,918)    (64,234)
Investments........................................       (10,796)     (3,320)
Proceeds From Sales of Assets......................         9,938       5,016
                                                         --------    --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES........      (317,096)   (136,140)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt (Net)..............................       155,700     (73,000)
Long-Term Debt Issued..............................            --     125,000
Long-Term Debt Retired.............................       (21,136)    (13,935)
Capital Trust Pass-through Securities Issued.......       100,000          --
Common Stock Issued................................        15,802      52,685
Treasury Stock Issued..............................           974       4,858
Treasury Stock Acquired............................        (1,602)     (5,997)
Cash Dividends - Common............................       (25,254)    (22,594)
               - Preferred.........................          (263)       (298)
Minority Interests Contributions...................            --          21
Minority Interests Distributions...................            --      (2,339)
Securities Issuance Costs..........................        (1,262)       (938)
                                                         --------    --------
NET CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES.......................................       222,959      63,463
                                                         --------    --------

Net Increase (Decrease) in Cash
  and Cash Equivalents.............................         8,262      (2,497)
Cash and Cash Equivalents
  at Beginning of Year.............................        17,005      22,571
                                                         --------    --------

Cash and Cash Equivalents at End of Period.........      $ 25,267    $ 20,074
                                                         ========    ========

The accompanying notes are an integral part of these statements.

                                                              Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands)

                                                          Nine Months Ended
                                                            September  30
                                                          -------------------

                                                            1997       1996
                                                            ----       ----

CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
  (Net of Effects from Acquisitions):

Accounts Receivable................................      $113,822    $ 55,219
Materials and Supplies.............................        (3,331)      2,533
Other Current Assets...............................        (5,406)    (26,980)
Accounts Payable...................................       (68,117)    (42,978)
Other Current Liabilities..........................        (6,550)     27,797
                                                         --------    --------
                                                         $ 30,418    $ 15,591
                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for:
 Interest (Net of Amount Capitalized)..............      $ 35,050    $ 25,939
                                                         ========    ========
 Income Taxes......................................      $ 15,496    $  8,955
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

2.  Acquisitions

(A)  Bushton

In March 1997, K N completed its purchase of several Enron Corporation subsidiaries that owned or operated the Bushton natural gas processing facility located in Ellsworth County, Kansas, and other Hugoton Basin gathering assets located in Kansas and Oklahoma. The Bushton facility processes approximately 825 MMcf of natural gas and produces approximately 1.2 million gallons of natural gas liquids ("NGLs") and approximately 1.7 MMcf of crude helium per day. The gathering assets gather approximately 475 MMcf per day of natural gas through approximately 2,200 miles of pipeline. The Company assumed operation of these facilities effective April 1, 1997.

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

(B) Interenergy

On August 25, 1997, K N signed a binding agreement to acquire Interenergy Corporation ("Interenergy"), a diversified energy company involved with natural gas gathering, processing and marketing in the Rocky Mountain and mid-continent states. K N will exchange K N common stock and assume Interenergy's debt in a transaction to be accounted for as a purchase. Interenergy's assets to be acquired include approximately 615 miles of natural gas gathering pipeline and two natural gas liquids processing facilities - one in Wyoming and one 50 percent jointly owned in North Dakota. Interenergy's gathering capacity is 53 million cubic feet of natural gas per day, with plant capacity totaling 35 million cubic feet per day. Interenergy has its headquarters in Denver and employs 65 people.

3.   Sale of Kansas Distribution Properties

On October 1, 1997, K N entered into a letter of intent to sell its retail natural gas distribution properties in Kansas to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. K N will sell its natural gas distribution systems in 58 Kansas communities, serving approximately 30,000 residential, commercial and industrial customers. The transaction, expected to close by year end, is subject to final approval by both companies, in addition to all applicable state and federal regulatory authorities.

                                                               Form 10-Q

4.   Pony Express Pipeline

In 1996, K N purchased a 900-mile crude oil pipeline owned by Amoco Pipeline Company for conversion to natural gas service.
In May 1996, one of K N's regulated interstate pipeline subsidiaries, K N Interstate Gas Transmission Co. ("KNI"), filed with the Federal Energy Regulatory Commission ("FERC") requesting authority to purchase from K N the portion of the line, renamed the Pony Express Pipeline, from Lost Cabin, Wyoming in central Wyoming to Freeman, Missouri near Kansas City. KNI also requested authority to convert the pipeline to natural gas service, install compression and construct additional pipeline facilities. On May 30, 1997, the FERC issued an order granting KNI's requested authority to proceed with the project. The pipeline began free flow operations in August 1997, and full service at its designated capacity of 255 MMcf per day is expected by early December 1997.

5.   Financing

On October 27, 1997, the Company sold $150 million of 6.67% debentures maturing on November 1, 2027. The debentures are callable by the Company any time after November 1, 2004 and are redeemable at the option of the registered holders on November 1, 2004. The Company used the net proceeds from the sale to reduce short-term indebtedness.

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

6.   Common Stock Issuance

On June 11, 1997, Cabot Corporation exercised warrants held by it and purchased, in an unregistered offering, 642,232 shares of K N's Common Stock which were issued to Cabot Specialty Chemicals, Inc., in exchange for Cabot's payment of $11.3 million.

7.   Joint Venture

In January 1997, K N and PacifiCorp formed a joint venture named en*able, L.L.C. ("en*able") that provides a broad portfolio of branded products and services that local utilities can offer to their customers under the Simple Choice(SM) brand. All Simple Choice(SM) products and services are supported through a customer service center in Scottsbluff, Nebraska owned and operated by en*able. Subsidiaries of K N and PacifiCorp each own 50 percent of en*able.

8.   Accounting Pronouncements Issued But Not Yet Effective

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This new statement is effective December 15, 1997; early adoption is not permitted. SFAS 128 provides computation, presentation and disclosure requirements for earnings per share. When

                                                                Form 10-Q

adopted, the Company will restate reported earnings per share for all prior periods presented. Had this standard been effective for the periods presented herein, the following earnings per share would have been reported:


                                                      Three Months Ended        Nine Months Ended
                                                         September 30             September 30
                                                        1997      1996           1997      1996
                                                        ----      ----           ----      ----
Basic Earnings Per Share................              $ 0.56    $ 0.46         $ 1.58    $ 1.38
Diluted Earnings Per Share..............              $ 0.56    $ 0.46         $ 1.55    $ 1.36


9.   Risk Management

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

                                                                Form 10-Q

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

                                                            Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED FINANCIAL RESULTS

Consolidated net income for the third quarter of 1997 was $17.8 million, or $0.56 per common share after the payment of preferred dividends, compared with 1996 third quarter net income of $13.7 million, or $0.46 per common share. For the first nine months of 1997, net income totaled $49.0 million or $1.55 per common share, representing a 22 percent increase over the comparable 1996 period's net income of $40.0 million or $1.36 per common share.

Third quarter 1997 earnings were positively impacted by contributions from the Bushton-related assets acquired on April 1, 1997, earnings from the Company's equity investment in the TransColorado Pipeline, income related to the sale of fifty percent of en*able, the mid-August startup of the Pony Express Pipeline, and tight expense controls. These positive factors more than offset a loss incurred in power marketing, lower gas margins (marketing, transportation and storage) due to competitive pressures and low demand for wholesale irrigation load resulting from heavy rainfall in the Texas intrastate market area, and lower NGLs prices compared to 1996 prices. In addition to the net third quarter positives, the improvement in 1997 year-to-date earnings reflects the favorable impact of colder weather during the first four months of 1997 on the Interstate Pipeline and Retail throughput, and a lower effective income tax rate.

RESULTS OF OPERATIONS

Operating results by business segment, consolidated other income and (deductions) and income taxes are discussed below. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data cited below are before intersegment eliminations (dollars in millions).

                                                     Third Quarter          First Nine Months
                                                     -------------           ----------------
                                                    1997      1996            1997      1996
                                                    ----      ----            ----      ----
Gathering, Processing and Marketing Services
Operating Revenues -
  Gas Sales                                       $330.9    $212.8          $ 859.2   $649.3
  Natural Gas Liquids Sales                         67.7      42.3            202.5    124.5
  Gathering, Transportation and Other               83.2      22.5            157.9     57.9
                                                  -------   ------          -------   ------
                                                   481.8     277.6          1,219.6    831.7
                                                  ------    ------          -------   ------
Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales           421.7     219.7          1,048.3    679.6
  Operations and Maintenance                        25.9      23.1             81.1     68.0
  Depreciation and Amortization                      8.0       8.3             26.0     23.7
  Taxes, Other Than Income Taxes                     3.8       3.2             10.9      8.8
                                                  ------    ------          -------   ------
                                                   459.4     254.3          1,166.3    780.1
                                                  ------    ------          -------   ------

Operating Income                                  $ 22.4    $ 23.3          $  53.3   $ 51.6
                                                  ======    ======          =======   ======

Systems Throughput (Trillion Btus) -
  Gas Sales                                        144.2     106.9            363.8    312.5
  Transportation and Gathering                      92.7      78.1            290.0    242.6
                                                  ------    ------          -------   ------
                                                   236.9     185.0            653.8    555.1
                                                  ======    ======          =======   ======

Natural Gas Liquids Sales (Million Gallons) -
  Company-Owned and Processed                      153.1     100.0            457.9    314.1
  Third Party Marketed                              29.3       8.5             67.7     32.0
                                                  ------    ------          -------   ------
                                                   182.4     108.5            525.6    346.1
                                                  ======    ======          =======   ======

                                                               Form 10-Q

The significant increases in 1997 operating revenues, costs and expenses largely reflect the contributions of the Bushton-related assets acquired on April 1, 1997, and power marketing
activities.   The Bushton acquisition provided incremental 1997
third quarter and nine months operating revenues of $35.4 million and $71.5 million and operating income of $5.1 million and $10.6 million, respectively. However, certain power marketing transactions were structured in a way that was not in compliance with the Company's risk management policies, and losses of $4.0 million were incurred. Power marketing activities have been suspended until the Company either owns, or has a power marketing partner that owns, electric generating assets.

Third quarter 1997 operating results were also adversely impacted by lower gas marketing and transportation and storage margins due to the impact of abundant rainfall on wholesale irrigation loads in the Texas intrastate market area. Gas margins were also impacted by increasing competitive pressures prevalent in the gas marketing industry. Finally, NGLs prices during the 1997 third quarter averaged $0.035 per gallon below the comparable 1996 quarter. Offsetting these circumstances, tight expense control initiatives implemented earlier in the year are now fully functional. Contrasting the first nine months of 1997 with 1996, the positive contributions from the Bushton acquisition have more than offset reduced margins resulting from a combination of unfavorable weather and competitive pressures, and the power marketing loss.

                                                    Third Quarter            First Nine Months
                                                    -------------           ------------------
                                                    1997      1996            1997      1996
                                                    ----      ----            ----      ----

Interstate Transportation and Storage Services
Operating Revenues -
  Transportation and Storage                      $18.3     $15.5           $53.3     $46.1
  Other                                             0.7       2.3             5.4       5.8
                                                  -----     -----           -----     -----
                                                   19.0      17.8            58.7      51.9
                                                  -----     -----           -----     -----

Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales            0.6       2.6             5.1       6.6
  Operations and Maintenance                        8.0       6.6            23.3      18.9
  Depreciation and Amortization                     2.1       2.7             6.1       6.5
  Taxes, Other Than Income Taxes                    0.6       0.6             2.7       2.3
                                                  -----     -----           -----     -----
                                                   11.3      12.5            37.2      34.3
                                                  -----     -----           -----     -----

Operating Income                                  $ 7.7     $ 5.3           $21.5     $17.6
                                                  =====     =====           =====     =====

Systems Throughput (Trillion Btus)                 38.7      34.5           126.8     122.1
                                                  =====     =====           =====     =====

Operating results for the third quarter of 1997 were positively impacted by the startup of the Pony Express Pipeline and an irrigation load that was somewhat higher than the 1996 third quarter in the areas served by the Interstate system. In mid-August 1997, the Pony Express Pipeline commenced transporting volumes on a "free-flow" basis; transport volumes totaled 3.1 Trillion Btus during the third quarter. The decline in third quarter 1997 other operating revenues and gas purchases and other cost of sales results from the transfer of the Casper processing plant, effective August 31, 1997, to an unregulated subsidiary included in the Gathering, Processing and Marketing segment. In addition to the third quarter's contributions, the nine months 1997 operating results exceed the comparable period in 1996 due to shippers' conversion from lower priced interruptible service to firm service. The results from implementation of expense controls in this segment were substantially offset by the additional costs of the Pony Express Pipeline.

                                                               Form 10-Q

                                                    Third Quarter            First Nine Months
                                                    -------------            -----------------
                                                    1997      1996            1997      1996
                                                    ----      ----            ----      ----
Retail Natural Gas Services
Operating Revenues -
    Gas Sales                                     $ 32.3    $ 22.6          $143.5    $136.0
    Transportation and Other                         9.4      10.3            27.2      23.9
                                                  ------    ------          ------    ------
                                                    41.7      32.9           170.7     159.9
                                                  ------    ------          ------    ------
Operating Costs and Expenses -
    Gas Purchases and Other Costs of Sales          21.3      13.4            93.5      84.5
    Operations and Maintenance                      13.3      14.6            42.3      44.1
    Depreciation and Amortization                    3.0       2.7             9.0       8.2
    Taxes, Other Than Income Taxes                   1.8       0.7             4.5       4.3
                                                  ------    ------          ------    ------
                                                    39.4      31.4           149.3     141.1
                                                  ------    ------          ------    ------

Operating Income                                  $  2.3    $  1.5          $ 21.4    $ 18.8
                                                  ======    ======          ======    ======

Systems Throughput (Trillion Btus) -
    Gas Sales                                        7.2       4.8            29.0      24.5
    Transportation                                   9.1      10.7            25.9      25.0
                                                  ------    ------          ------    ------
                                                    16.3      15.5            54.9      49.5
                                                  ======    ======          ======    ======

Although the Retail segment's third quarter 1997 irrigation deliveries were below normal customer requirements for the season (due to abundant rainfall), throughput volumes to irrigators did exceed 1996 deliveries by 0.8 Trillion Btus. This benefit, combined with the implementation of effective expense controls, caused third quarter 1997 operating income to exceed 1996's third quarter operating income by $0.8 million. Year-to-date 1997 earnings were 14 percent above the comparable 1996, due principally to colder winter weather during the first four months of 1997.

                                                    Third Quarter            First Nine Months
                                                    -------------            -----------------
                                                    1997      1996            1997      1996
                                                    ----      ----            ----      ----
Other Income and (Deductions)
    Interest Expense                              $(10.8)   $ (9.3)         $(31.0)   $(26.2)
    Minority Interests and Other, Net                5.0       0.5             9.3       0.8
                                                  ------    ------          ------    ------
                                                  $( 5.8)   $ (8.8)         $(21.7)   $(25.4)
                                                  ======    ======          ======    ======

The increase in 1997 interest expense, net of capitalized interest costs of $2.2 million in the 1997 third quarter and $5.9 million for the 1997 nine month period, reflects higher levels of borrowings to fund construction of the Pony Express Pipeline and acquisitions. During the third quarter of 1997, as a result of the decision to proceed with the construction of Phase II of the TransColorado Pipeline Project, K N and its TransColorado partner elected to capitalize financing costs retroactive to the date of the formation of the joint venture.
K N's share of capitalized financing costs totaled approximately
$4.0 million. Phase II construction is expected to commence in early 1998. Also, income related to the sale of fifty percent of the Company's one hundred percent interest in en*able, recognized in the 1997 third quarter and first six months, is included in Minority Interest and Other, Net.

                                                    Third Quarter            First Nine Months
                                                    -------------            -----------------
                                                    1997      1996             1997      1996
                                                    ----      ----             ----      ----
Income Taxes
   Provisions                                      $ 8.8     $ 7.7            $ 25.5   $ 22.5
                                                   =====     =====            ======   ======
   Effective Tax Rate                                                           34.2%    36.0%
                                                                              ======   ======

The lower 1997 effective tax rate results from resolution of certain issues from prior years' income tax filings.

                                                               Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operations, for the nine months ended September 30, 1997, aggregated $102.4 million compared with $70.2 million during the first nine months of 1996. In addition to the impact of improved operating results in 1997, net cash flows were positively impacted by a significant improvement in the management of accounts receivable; the Company has adjusted billings and payment dates to more closely align the timing of collections with the payment for the related commodity.

Short-term debt was $285.0 million at the end of the 1997 third quarter, compared to $129.3 million and $15.0 million at
December 31, 1996 and September 30, 1996, respectively.   On
October 27, 1997, K N publicly sold $150 million of 30-year debentures with a coupon rate of 6.67%. Net proceeds of this financing were used to reduce short-term borrowings.

                                                               Form 10-Q
OTHER INFORMATION

Item 1.  Legal Proceedings

Cabot Environmental Matters

As reported in the Company's Report on Form 10-K, pursuant to certain acquisition agreements in 1989 and 1992, The Maple Gas Corporation and Cabot Corporation (collectively "Cabot"), the Company's largest stockholder, indemnified the Company for certain environmental liabilities. Contractual and procedural issues arose concerning Cabot's indemnification obligations, however, in conjunction with the AOG merger, the Company and Cabot entered into a standstill agreement pertaining to these environmental and certain other matters. This Standstill Agreement was last extended to November 3, 1997. The Company engaged in mediated settlement discussions with Cabot but was unable to reach agreement with Cabot. Consequently, on November 3, 1997, the Company filed suit against Cabot in State District Court in Potter County, Texas alleging breaches of contractual obligations and seeking recovery for costs incurred or to be incurred in connection with environmental remediation of the properties acquired pursuant to the 1989 and 1992 agreements. The Company believes it has a meritorious position in this matter, and does not expect the outcome of this lawsuit to have a material adverse impact on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

 27 - Financial Data Schedule

(B) Reports on Form 8-K

On October 27, 1997, a Current Report on Form 8-K was filed to report that on that date K N Energy, Inc. sold $150 million of its 6.67% debentures due November 1, 1997 pursuant to an underwritten public offering.

                                                               Form 10-Q


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            K N ENERGY, INC.
                            (Registrant)



November 12, 1997           /s/ Clyde E. McKenzie
                             ------------------------
                            Clyde E. McKenzie
                            Vice President and Chief Financial Officer
                            (On Behalf of the Registrant and as
                            Principal Financial and Accounting Officer)