Form 10-K
period 1997-12-31
K N ENERGY INC
filed 1998-03-05
CIK 54502

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1997
                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    -------------------------

Commission File Number        1-6446
                      ---------------------------------------------------------

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
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
         Title of each class                               which registered
------------------------------------                 ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
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

                     $1,693,628,233 as of February 20, 1998
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 50,000,000 shares; outstanding 32,140,425 shares as of February 20, 1998
--------------------------------------------------------------------------------

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

1998 Proxy Statement                                                    Part III

================================================================================

                        K N ENERGY, INC. AND SUBSIDIARIES
                  Documents Incorporated by Reference and Index


                                                                                                               Page Number
                                                                                                               -----------
                                                                                                       1998 Proxy         Included
                                                                                                       Statement           Herein
                                                                                                       ----------         --------
                                                     PART I

ITEMS 1 & 2:      BUSINESS AND PROPERTIES....................................................                                3-12
ITEM 3:           LEGAL PROCEEDINGS .........................................................                               12-14
ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       No matters were submitted to a vote of security holders
                         during the last quarter of 1997.
                  EXECUTIVE OFFICERS OF THE REGISTRANT.......................................                               15-16

                                                     PART II

ITEM 5:           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                       STOCKHOLDER MATTERS...................................................                                  17
ITEM 6:           SELECTED FINANCIAL DATA....................................................                                  18
ITEM 7:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.....................................                               19-26
ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                    Report of Independent Public Accountants ................................                                  27
                    Consolidated Statements of Income for the Three
                        Years Ended December 31, 1997, 1996 and 1995 ........................                                  28
                    Consolidated Balance Sheets as of December 31, 1997 and 1996.............                                  29
                    Consolidated Statements of Common Stockholders' Equity
                        for the Three Years Ended December 31, 1997, 1996 and 1995                                             30
                    Consolidated Statements of Cash Flows for the Three
                        Years Ended December 31, 1997, 1996 and 1995.........................                                  31
                    Notes to Consolidated Financial Statements...............................                               32-51
                       Selected Quarterly Financial Data (Unaudited).........................                                  52
ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE
                        There were no such matters during 1997.

                                                     PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................             3-17*
ITEM 11:          EXECUTIVE COMPENSATION.....................................................             9-17*
ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............           3-7*, 19*
ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................               7*

                                                     PART IV

ITEM 14:          EXHIBITS AND REPORTS ON FORM 8-K
                  (a)   1. Financial Statements
                             Reference is made to the listing of financial statements and supplementary data under Item 8 in Part II of this index.
                        2. Financial Statement Schedules
                             None
                        3. Exhibits
                             Exhibit Index...................................................                               58-60
                             List of Executive Compensation Plans and Arrangements...........                               55-56
                             Exhibit 12 - Ratio of Earnings to Fixed Charges.................                                  61
                             Exhibit 13 - 1997 Annual Report to Shareholders**...............                                  62
                             Exhibit 21 - Subsidiaries of the Registrant.....................                               63-65
                             Exhibit 23 - Consent of Independent Public Accountants..........                                  66
                             Exhibit 27 - Financial Data Schedule***
                             Exhibit 99 - Consent of Independent Public Accountants..........                                  67
                  (b)   Reports on Form 8-K..................................................                                  56

SIGNATURES   ................................................................................                                  57


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

                                     PART I

ITEMS 1 and 2:    BUSINESS and PROPERTIES

As used in this report "the Company," "K N" and "K N Energy" refer to K N Energy, Inc., together with its consolidated subsidiaries (excluding MidCon), unless the context otherwise requires. "MidCon" refers to MidCon Corp., together with its consolidated subsidiaries, unless the context otherwise requires. All volumes of natural gas referred to herein are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. The term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet and the term "Tcf" means trillion cubic feet. The term "MMBtus" means million British thermal units ("Btus"). "NGLs" refers to natural gas liquids, which consist of ethane, propane, butane, iso-butane and natural gasoline. The term "Bbls" means barrels.

(A)      General Description

K N Energy is an integrated energy services provider whose operations include the gathering, processing, transportation and storage of natural gas, and the marketing of natural gas and NGLs. As of December 31, 1997, the Company operated over 12,300 miles of interstate and intrastate pipelines and over 8,800 miles of gathering and processing pipeline that connect major supply areas with major consuming areas in the Western and Mid-Continent United States. The Company also owned or operated at such date 19 natural gas processing plants with total processing capacity of approximately 1.7 Bcf per day, including the Bushton complex in the Hugoton Basin, one of the largest natural gas extraction facilities in the United States, and 7 storage facilities with 827 MMcf per day of withdrawal capacity. As of December 31, 1997, the Company's regulated retail natural gas business served over 210,000 customers in Colorado, Nebraska and Wyoming (excluding customers served by the Company's Kansas natural gas distribution assets which are the subject of a definitive sale agreement, expected to be closed in the first half of 1998). The Company also markets innovative products and services, such as the Simple Choicesm ("Simple Choice") menu of products and call center services designed for residential consumers, utilities and small businesses through its 50% owned ENOable, LLC ("ENOable") affiliate.

The Company's executive offices are located at 370 Van Gordon Street, P.O. Box 281304, Lakewood, Colorado 80228-8304 and its telephone number is (303) 989-1740. K N was incorporated in the State of Kansas on May 18, 1927. The Company employed 2,134 people at December 31, 1997.

On January 30, 1998, pursuant to a definitive stock purchase agreement (the "Agreement"), K N Energy paid approximately $2.1 billion in cash and issued a note in an aggregate principal amount of approximately $1.39 billion (the "Substitute Note") to Occidental Petroleum Corporation ("Occidental") to acquire the outstanding shares of capital stock of MidCon (the "MidCon Shares") and a note in a like aggregate principal amount (the "ESOP Note") issued to Occidental by MidCon's employee stock ownership plan (the "Acquisition"). As a result of the Acquisition, MidCon became a wholly owned subsidiary of K N Energy. In connection with the planned termination of MidCon's employee stock ownership plan following the Acquisition, the ESOP Note was cancelled. The Substitute Note is required to be paid in full on January 4, 1999 and bears interest at 5.798%. The Company is required to collateralize the Substitute Note plus an amount equal to 105 days of accrued interest with U.S. government securities or one or more letters of credit, or a combination thereof. Such amounts were initially collateralized with letters of credit which the Company intends to replace with U.S. government securities purchased utilizing all or a portion of the proceeds of certain future securities offerings, see Capital Resources.

The Agreement contains representations and warranties of each of Occidental and the Company, which survive the closing for one year (except as to certain tax matters, which survive for two years), and customary covenants. In connection with its acquisition of the MidCon Shares, the Company became obligated with respect to MidCon's liabilities, including, without limitation, liabilities with respect to environmental matters, liabilities under MidCon's benefit plans for active and retired employees and the obligations of Occidental's insurance subsidiary with respect to insurance policies previously issued to MidCon. Each party has agreed to indemnify the other party for certain losses or liabilities incurred as a result of a breach of representation or warranty or covenant and, in the case of Occidental, to indemnify the Company for certain losses or liabilities arising out of MidCon's employee stock ownership plan.

As a result of various regulatory requirements, prior to the consummation of the Acquisition, MidCon dividended all of the issued and outstanding capital stock of MidCon Power Services Corp. ("MidCon Power"), a wholly owned subsidiary of MidCon, to Occidental. K N and Occidental have entered into a separate stock transfer agreement for the acquisition of all the issued and outstanding capital stock of MidCon Power by K N. The acquisition of the MidCon Power capital stock by K N was contingent on the Federal Energy Regulatory Commission ("FERC") approving the transaction, which approved was received on March 2, 1998. The closing of the MidCon Power acquisition is expected to occur by mid-March 1998.

MidCon is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities and industrial and commercial users. MidCon operates over 14,000 miles of natural gas pipelines which are located in the center of the North American pipeline grid. These pipeline assets include two major interconnected transmission pipelines terminating in the Chicago area: one originating in West Texas and the other in the Gulf Coast areas of Texas and Louisiana, as well as a major intrastate pipeline located in Texas. MidCon also purchases electricity from electric utilities and other electric power producers and marketers and resells the electricity to wholesale and end-use customers.

(B) Narrative Description of Business

Overview

K N Energy is an integrated energy services provider with operations that include the gathering, processing, transportation and storage of natural gas and the marketing of natural gas and NGLs. The Company's operations currently are organized into three segments: (i) gathering, processing and marketing services (including intrastate transmission and storage in Texas), (ii) interstate transportation and storage, and (iii) retail natural gas services, although the Company currently expects that its future reporting of business unit results may change as a result of the implementation of statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". As discussed below, certain of the Company's operations are regulated by various federal and state entities. For the year ended December 31, 1997, approximately 48% of the Company's operating income was derived from regulated assets, although such percentage has increased as a result of the acquisition of MidCon as described preceding.

(1)  Gathering, Processing, and Marketing Services

The Company provides natural gas gathering, processing, storage, transportation, marketing, field services and supply services, to a variety of customers. Within this business segment, the Company owns and operates approximately 12,900 miles of pipeline in nine states and operates 19 gas processing plants in five states and natural gas storage facilities in West Texas and on the Gulf Coast. For the year ended December 31, 1997, this business segment accounted for approximately 52% of consolidated operating income.

Revenues from the Company's gathering, processing, storage, transportation, marketing and supply activities are generated in four different ways. First, the Company performs a merchant function whereby the Company purchases gas at the wellhead, combines such gas with other supplies of gas, and markets the aggregated gas to consumers. Second, the Company gathers, transports and/or processes gas for producers or other third parties who retain title to the gas. Third, the Company processes gas into NGLs and markets NGLs. Fourth, the Company provides gas marketing and supply services, including certain storage services, to producers, various natural gas resellers and end users. The Company also arranges the purchase and transportation of producers' excess or uncommitted gas to end users, acts as shipper or agent for the end users, administers nominations and provides balancing assistance when needed.

In conjunction with its merchant function, the Company engages in price risk management activities in the energy financial instruments market to hedge its price and basis risk exposure. The Company buys and sells gas and crude oil futures positions on the New York Mercantile Exchange and Kansas City Board of Trade and uses over-the-counter energy swaps and options for the purpose of reducing adverse price exposure to gas supply costs or specific market margins. Pursuant to guidelines approved by its Board of Directors, the Company engages in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is prohibited from engaging in speculative trading.

Gas Gathering and Processing

The Company's gathering and processing subsidiaries operate pipeline systems in seven Mid-Continent and Rocky Mountains states. These subsidiaries perform various services for customers including, among others, gathering gas at the wellhead or other field aggregation points, transporting gas on an intrastate basis at negotiated rates, processing gas to extract NGLs, and marketing natural gas and NGLs. Based on average throughput, the Company's largest gathering operation is its Hugoton Basin system in Kansas which gathers approximately 530 MMcf per day, making K N the largest gatherer in this basin. The Hugoton Basin system interconnects with several gas processing plants in the area including
K N's Bushton plant. The Company's Wattenberg System in northeastern Colorado, which includes gathering and transmission lines, has current throughput of approximately 150 MMcf per day. K N's West Texas System is located primarily in western Texas and the Texas Panhandle. This system, which includes gathering, intrastate transmission and storage pipelines, six gas processing plants, and one storage facility, has gathering throughput of approximately 140 MMcf per day. The Company also owns gathering facilities in the Powder River and Wind River Basins of Wyoming and the Piceance and Uinta Basins of western Colorado and eastern Utah with combined throughput of approximately 130 MMcf per day.

In addition to the above systems, K N recently acquired two gathering systems in the Rocky Mountains which gather in aggregate approximately 460 MMcf per day. In December 1997, K N purchased an equity interest in the Red Cedar Gathering System in the San Juan Basin of New Mexico. The Red Cedar system gathers approximately 440 MMcf per day of natural gas and is connected to the Company's jointly owned Coyote Gulch processing plant and to the TransColorado pipeline. Also in December 1997, K N acquired Interenergy Corporation, a closely held provider of natural gas services in the Rocky Mountain area. The Interenergy assets include pipelines which gather approximately 20 MMcf per day, a gas processing plant in Wyoming and an interest in a gas processing plant in North Dakota.

In 1996, Wildhorse Energy Partners, LLC ("Wildhorse"), a joint venture between
K N and Tom Brown, Inc. ("TBI"), purchased gathering and processing assets of Williams Field Services in western Colorado and eastern Utah. The acquisition of these assets provided Wildhorse access to existing TBI production, to approximately 240,000 acres of undeveloped leaseholds held by TBI in the Piceance Basin and to undeveloped third-party acreage throughout the Piceance and Uinta basins. The assets acquired included approximately 950 miles of natural gas gathering lines, two processing plants, a carbon dioxide treatment plant and a dew point control plant. During the year ended December 31, 1997, these facilities processed and treated approximately 70 MMcf of natural gas per day.

At December 31, 1997, the Company's gathering, processing and marketing segment operated 19 natural gas processing plants, including the Bushton complex, one of the largest NGLs extraction facilities in the United States. On a daily basis, these plants process approximately 1.4 Bcf of natural gas (and have capacity to process 1.7 Bcf of natural gas per day) and produce approximately 2.4 million gallons] of NGLs. NGLs are sold by the Company on a contractual basis to various NGL pipelines, end users and marketers at index-based prices.

Marketing

In 1997, the Company's natural gas marketing customers included local distribution companies, industrial, commercial and agricultural end users, electric utilities, Company affiliates, and other marketers located both on and off K N's pipeline systems. Natural gas is purchased by K N's gathering, processing and marketing business from various sources, including gas producers, gas processing plants and pipeline interconnections. For the year ended December 31, 1997, the Company's gathering, processing and marketing operations sold an average of approximately 1.6 Bcf of natural gas per day before intersegment eliminations.

As is customary in the industry, most of the Company's gas purchase agreements are for periods of one year or less, and many are for periods of 60 days or less. Various agreements permit the purchaser or the supplier to renegotiate the purchase price or discontinue the purchase under certain circumstances. Purchase volume obligations under many of the agreements utilized by this business segment are generally "best efforts" and do not have traditional take-or-pay provisions. However, certain agreements require the Company to prepay for, or to receive, minimum quantities of natural gas.

The Company owns a storage facility located in Gaines County, Texas, which had a working storage capacity of 16.4 Bcf of natural gas at December 31, 1997 and withdrawal capacity of 525 MMcf per day. This facility has traditionally been used to meet peak day requirements of the West Texas system. K N also has lease rights in the Stratton Ridge facility located in Brazoria County, Texas, including a peak day natural gas withdrawal capacity of 150 MMcf per day at December 31, 1997.

K N Field Services

K N Field Services, Inc. ("KNFS") provides field operations services to gas and oil industry customers who own production, gathering, processing and transportation assets. To the extent possible, KNFS uses the existing infrastructure and labor force employed in the Company's own systems to serve its clients. Among the services KNFS provides are well tending, site services, corrosion monitoring, compression operations and maintenance, safety training, gathering and pipeline operations and maintenance, measurement, pressure and flow monitoring, water hauling and line locating.

(2)  Interstate Transportation and Storage Services

The Company's interstate pipeline system provides transportation and storage services to affiliates, third-party natural gas distribution utilities, and other shippers. For the year ended December 31, 1997, this business segment accounted for approximately 25% of consolidated operating income. As of December 31, 1997, the Company's interstate pipeline system consisted of approximately 6,900 miles of transmission lines and one storage field.

The Company provides both firm and interruptible transportation and no-notice services to its customers. Under no-notice service, customers are able to meet their peak day requirements without making specific nominations as required by firm and interruptible transportation service tariffs. The local distribution companies and other shippers may release their unused firm transportation capacity rights to other shippers. It is the Company's experience that this released capacity has, to a large extent, replaced interruptible transportation on the Company's interstate pipeline system. Firm transportation customers pay a monthly reservation charge plus a commodity charge based on actual volumes transported. Interruptible transportation is billed on the basis of volumes shipped.

In 1996, K N purchased a crude oil pipeline (renamed the Pony Express Pipeline) running from Lost Cabin in central Wyoming to Freeman, Missouri near Kansas City, and converted it to natural gas transport service. The line became operational in August 1997 and, under its current configuration, has a maximum capacity of 255 MMcf per day. The Pony Express Pipeline provides access to significant natural gas reserves principally from the Denver-Julesburg, Wind River and Powder River Basins and is a catalyst for the development of the market hub at Rockport, Colorado. As a complement to this pipeline, in November 1996 the Company acquired one 20-year contract and one 19-year contract to provide firm transportation capacity of 230 MMcf of natural gas per day to the Kansas City metropolitan area. This project reflects the Company's ongoing strategy to balance regulated pipeline projects with the corresponding potential for greater returns from other nonregulated business segments.

The Company is a one-half joint venture partner in the TransColorado Gas Transmission Company ("TransColorado"). TransColorado's pipeline is expected to provide increased flexibility in accessing multiple natural gas basins in the Rocky Mountain region. Though only a portion of the pipeline is currently operational, when completed, the TransColorado Pipeline will extend 290 miles, from the Piceance Basin of Colorado to Blanco, New Mexico, and will have an initial capacity of 300 MMcf per day. The TransColorado Pipeline will operate as an interstate pipeline regulated by the FERC.

The Company's interstate pipeline system provides storage services to its customers through its Huntsman Storage Field in Cheyenne County, Nebraska. The facility had a peak natural gas withdrawal capacity of 100 MMcf per day at December 31, 1997.

(3)  Retail Natural Gas Services

The Company provides retail natural gas services to residential, commercial, agricultural and industrial customers for space heating, crop irrigation, drying, and processing of agricultural products. The Company's en*able joint venture also has a 24-hour Customer Service Center in Scottsbluff, Nebraska, which centralizes customer service calls, service start-up and billing calls, service dispatch and remittance operations for the three-state region. For the year ended December 31, 1997, this business segment accounted for approximately 23% of consolidated operating income.

Regulated Retail Services

The Company's retail natural gas business operated approximately 1,500 miles of intrastate natural gas transmission, gathering and storage facilities as of December 31, 1997. These intrastate pipeline systems serve industrial customers and much of the Company's retail natural gas business in Colorado and Wyoming. As of December 31, 1997, the Company's retail natural gas business served over 210,000 customers in Colorado, Nebraska and Wyoming through approximately 7,200 miles of distribution pipelines (excluding the Company's Kansas natural gas distribution assets which the Company entered into an agreement to sell in December 1997, and which sale is expected to be consummated in the first half of 1998, following receipt of regulatory approval).

The Company's underground storage facilities are used to provide natural gas for load balancing and peak system demand. Storage services for the Company's retail natural gas services segment are provided by three facilities owned in Wyoming, one facility in Colorado owned and operated by Wildhorse and a storage facility located in Nebraska and owned by the Company's interstate pipeline system. The peak day natural gas withdrawal capacity available for this segment at December 31, 1997 was 103 MMcf per day.

The Company's retail operations in Nebraska, Wyoming and northeastern Colorado serve areas that are primarily rural and agriculturally based. In much of Nebraska, the winter heating load is balanced by irrigation requirements in summer months and grain drying in the fall. The economy in the western Colorado service territory continues to grow as a result of growth in mountain resort communities and development of retirement communities.

Gas Purchases and Supply

The Company's retail natural gas business relies on the Company's interstate pipeline system, the intrastate pipeline systems it operates, and third-party pipelines for transportation and storage services required to serve its markets. Its gas supply requirements are being met through a combination of purchases from wholly owned marketing subsidiaries and third-party suppliers.

The gas supply for the retail natural gas business segment comes primarily from basins in Kansas, Montana, Wyoming, Colorado, New Mexico and western Nebraska which include under-developed basins that represent significant proved reserves. The Company's gas supplies are strategically located with respect to existing and planned pipeline capacity, giving the Company access to gas for its retail customer base.

Certain gas purchase contracts contain take-or-pay clauses which require that a certain purchase level be attained each contract year, or the Company must make a payment which is generally equal to the contract price multiplied by the deficient volume. All such payments are fully recoupable under the terms of the gas purchase contracts and the existing regulatory rules. To date, no buy-out or buy-down payments relating to take-or-pay contracts have been made by this business segment. See "--Gathering, Processing and Marketing Services--Marketing."

Unregulated Retail Services

In September 1996, the Company, through its subsidiary K N Services, Inc. ("KNS"), began marketing its Simple Choice package of products and services. In addition to natural gas service, under Simple Choice, customers can order satellite TV, appliance protection, long-distance telephone service, wireless Internet access and other products and services with one call, paid for with one monthly payment and backed by one service guarantee. Simple Choice was launched in Scottsbluff, Nebraska, where the Company also opened its first Simple Choice General Store.


In early 1997, K N and PacifiCorp jointly formed en*able to market the Simple Choice brand to K N's approximately 200,000 and PacifiCorp's approximately 1.5 million customers as well as to other utilities. en*able is engaged in efforts to create Simple Choice partnerships and licensing agreements with other utilities. An integral part of the Simple Choice package is outsourced billing and customer service for third-party utilities. To enhance this capability, early in 1997 KNS and PacifiCorp's subsidiary, PacifiCorp Holdings, Inc., acquired OrCom Systems, Inc., the software development company that designed the billing system which supports the Simple Choice brand of products and services.

(4)  General

(a)  Federal and State Regulation

Gathering, Processing and Marketing Services

Under the Natural Gas Act, facilities used for and operations involving the production and gathering of natural gas are exempt from FERC's jurisdiction, while facilities used for and operations involving interstate transmission are not exempt. However, the FERC's determination of what constitutes exempt gathering facilities as opposed to jurisdictional transmission facilities has evolved over time. Under current law, facilities which otherwise are classified as gathering may be subject to ancillary FERC rate and service jurisdiction when owned by an interstate pipeline company and used in connection with interstate transportation or jurisdictional sales.

The FERC has historically distinguished between facilities owned by noninterstate pipeline companies, such as the Company's gathering facilities, on a fact-specific basis.

The issue of state jurisdiction over gathering activities has previously been raised before the Colorado Public Utilities Commission, Kansas Corporation Commission, New Mexico Public Service Commission, Texas Railroad Commission and Wyoming Public Service Commission, as well as before state legislative bodies. The Company is closely monitoring developments in this area.

As part of its corporate reorganization, the Company requested, was granted authority and in 1994 transferred substantially all of its gathering facilities to a wholly owned subsidiary. The FERC determined that after the transfer the gathering facilities would be nonjurisdictional, but the FERC reserved the right to reassert jurisdiction if the Company was found to be operating the facilities in an anti-competitive manner or contrary to open access principles.

The operations of the Company's intrastate pipeline and marketing subsidiaries located primarily in Texas are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act. Of particular importance are regulations which allow increased access to interstate transportation services, without the necessity of obtaining prior FERC authorization for each transaction. The most important element of the program is nondiscriminatory access, under which a regulated pipeline must agree, under certain conditions, to transport gas for any party requesting such service.

The interstate gas marketing activities of the Company's various marketing and pipeline subsidiaries are conducted either as unregulated first sales or pursuant to blanket certificate authority granted by the FERC under the Natural Gas Act.

Certain of the Company's intrastate pipeline services and assets are subject to regulation by the Texas Railroad Commission.

Interstate Transportation and Storage Services

Facilities for the transportation of natural gas in interstate commerce and for storage services in interstate commerce are subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act. The acquisition of MidCon's interstate natural gas pipeline system results in a significant increase in the percentage of the Company's assets subject to regulation by the FERC. The Company is also subject to the requirements of FERC Order Nos. 497, et seq. and 566, et. seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate pipeline of its marketing affiliates and govern in particular the provision of information by an interstate pipeline to its marketing affiliates.

In January 1998, the Company's subsidiary, K N Interstate Gas Transmission Co. ("KNI") filed a rate case requesting an increase in its rates which would result in additional annual revenues of $30.2 million. The FERC, by an order dated February 26, 1998, accepted the filing and suspended its effective date for the full five-month period permitted by the Natural Gas Act thus permitting the rates to go into effect subject to refund August 1, 1998. Various parties intervened in the proceedings. There will be additional proceedings before the FERC to resolve differences.

Retail Natural Gas Services

Certain of the Company's intrastate pipelines, storage, distribution and/or retail sales in Colorado, Kansas, Texas and Wyoming are under the regulatory authority of each state's utility commission. In Nebraska, retail gas sales rates for residential and small commercial customers within a municipality are regulated by each municipality served.

In certain of the incorporated communities in which the Company provides natural gas services at retail, the Company operates under franchises granted by the applicable municipal authorities. The duration of franchises varies. In unincorporated areas, the Company's natural gas utility services are not subject to municipal franchise. The Company has been issued various certificates of public convenience and necessity by the regulatory commissions in Colorado, Kansas and Wyoming authorizing it to provide natural gas utility services within certain incorporated and unincorporated areas of those states.

Continuing regulatory change will provide energy consumers with increasing choices among their suppliers. The Company emerged as a leader in providing for customer choice by filing an application with the Wyoming Public Service Commission in 1995 to allow 10,500 residential and commercial customers to choose to purchase the gas from a qualified list of suppliers. The proposal provided that the Company would continue to provide all other utility services. In early 1996, the Wyoming Public Service Commission issued an order allowing the Company to bring competition to these 10,500 residential and commercial customers beginning in mid 1996. Choosing from a menu of three competing suppliers, approximately 80% of the Company's customers chose to remain with the Company. The experience gave the Company early and valuable experience in competing in an unbundled environment and led to the development of new products and services that add value to the natural gas commodity. The innovative program was one of the first in the nation that allowed essentially all customers the opportunity to exercise energy choice for natural gas. Similarly, the Company has made voluntary filings with municipal authorities in Nebraska to provide its retail customers with an opportunity to purchase gas from competing suppliers on an unregulated basis. The Company will continue to provide all other gas utility services. If municipal approvals are received, the program will be implemented in 1998.

(b)  Environmental Regulation

The Company's operations and properties are subject to extensive and evolving Federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Moreover, the Company believes recent trends toward stricter standards in environmental legislation and regulation are likely to continue.

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

The Toxic Substances Control Act, as amended ("TSCA"), imposes certain operational and technical standards on persons who manufacture, process, distribute, use or dispose of TSCA-related substances, including such things as polychlorinated biphenyls ("PCBs"), asbestos, and lead-based paints. The Company has facilities which contain such TSCA-related substances.

In connection with the Acquisition of MidCon, Occidental indemnified the Company against certain liabilities, including litigation and the failure of MidCon to be in compliance with applicable laws, in each case which would have a material adverse effect on MidCon, for one year following the closing date. To the extent that an environmental liability of MidCon is not covered by Occidental's indemnity obligation or, to the extent that matters arise following the termination of Occidental's indemnification obligation, the Company will be responsible for MidCon's environmental liabilities. The Company does not expect that such costs will have a material adverse impact on its business, financial position or results of operations.

Based on current information and taking into account reserves established for environmental matters, the Company does not believe that compliance with Federal, state and local environmental laws and regulations will have a material adverse effect on the Company's business, financial position or results of operations. In addition, the clean-up programs in which the Company is engaged are not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause the Company to incur significant costs.

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

(d)  Other

Amounts spent by the Company during 1997, 1996 and 1995 on research and development activities were not material.

(C)  Financial Information About Foreign and Domestic Operations and Export
     Sales

Substantially all of the Company's operations are in the contiguous 48 states.

ITEM 3:  LEGAL PROCEEDINGS

The Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision") in 1989. A majority of the Company's groundwater, soil and free phase petroleum cleanup occurred between 1990 and 1996. Groundwater remediation standards were recently achieved at the Company's operable unit, and the EPA has allowed the Company to go into a post-remedial action monitoring phase. The total remaining estimated cost is not expected to exceed $150,000. (United States of America v. Dow Chemical Company, Dowell Schlumberger, Inc., and K N Energy, Inc., Civil Action No. 91CV1042, United States District Court for the District of Wyoming; formerly reported as Administrative Orders for Removal Action on Consent, October 15, 1987, and Amendment to Administrative Order for Removal Order on Consent, October 10, 1989, Docket No. CERCLA VII-88-01, United States Environmental Protection Agency; Judicial Entry of Consent Decree, United States v. Dow Chemical Company, et al. (D. Wyo) USDC-WY-91CV1042B, Superfund Site Number 8T83, Natrona County, Wyoming; EPA Docket Number CERCLA-VIII).

In 1994, a mercury sampling program was initiated on the Company's systems in central and western portions of Kansas. The Company is working with the Kansas Department of Health and Environment pursuant to a voluntary agreement. The assessment program is being completed, and the Company in 1998 will commence a phased remediation program for those sites where concentrations are above regulatory thresholds, at an expected cost of $200,000 in 1998. The program will take place over a period of years, and the costs are not expected to have a material adverse impact on the Company's business, financial position or results of operations.

The Company performed environmental audits in Colorado, Kansas and Nebraska, which revealed that certain grease and lubricating oils used at various pipeline and facilities locations contained PCBs. The Company is working with the appropriate regulatory agencies to manage the cleanup and remediation of the pipelines and facilities. The Company filed suit against Rockwell International Corporation ("Rockwell"), manufacturer of the PCB-containing grease used in certain of the Company's pipelines and facilities, and two other related defendants for expenses and losses incurred by the Company for cleanup or mitigation. The Company settled with Rockwell in March 1994. (K N Energy, Inc. and Rocky Mountain Natural Gas Company v. Rockwell International Corp et al., United States District Court for the District of Colorado, Case No. 93-711). To date since 1991, the Company has incurred approximately $500,000 in costs associated with the remediation and management of this issue, including preparation and implementation of a workplan. In 1998, the Company may spend up to approximately $470,000. A substantial portion of these costs are recoverable under the settlement entered into with Rockwell. The total potential remediation and cleanup costs at currently identified locations is not expected to have a material adverse impact on the Company's financial position or results of operations. The cleanup programs are not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

Pursuant to certain acquisition agreements involving Cabot Corporation ("Cabot"), the Company's largest stockholder, Cabot indemnified the Company for certain environmental liabilities. Issues have arisen concerning Cabot's indemnification obligations. The Company and Cabot have agreed to enter into binding arbitration to resolve all issues in dispute. The Company is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

The Company acquired certain gathering and processing assets from Parker & Parsley Gas Processing Co. and its affiliates in October 1995. In connection with that acquisition, and for a reduction in the purchase price that included the estimated costs of remediation of $3.9 million, the Company agreed to accept all responsibility and liability for environmental matters associated with such properties. Also, in March 1997, the Company acquired the Bushton processing complex and Hugoton Basin gathering assets from Enron Corporation and certain of its affiliates. In connection with that acquisition, the Company established reserves to fund previously-identified environmental/operational issues; the Company will also be reimbursed on a shared basis for costs and expenses associated with any environmental deficiencies identified at the facility in the next five years up to a maximum of $10 million, although the Company does not anticipate costs will reach that amount. After consideration of reserves established and the agreements entered into in connection with these various acquisitions, costs and expenses related to environmental matters are not expected to have a material adverse effect on the business, financial position or results of operations of the Company.

In May 1997, the Nebraska Department of Environmental Quality ("NDEQ") issued a violation notice to KNI regarding historical Prevention of Significant Deterioration permitting issues related to certain engines at the Big Springs, Nebraska, facility. KNI is in the process of obtaining the proper permits at this time, and is also engaged in discussions with NDEQ regarding settlement of the violation notice and a $500,000 fine currently proposed by the NDEQ. The costs associated with this matter are not expected to have a material adverse effect on the Company's business, financial position or results of operations.

On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, Rocky Mountain Natural Gas Company ("RMNG') and GASCO, Inc. (the "K N Entities") alleging that the KN Entities as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the defendant companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. The Company's potential liability for monetary damages and the amount of such damages, if any, are subject to dispute between the parties; however, the Company believes it has a meritorious position in these matters and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations. In July 1996, the U. S. District Court, District of Colorado lifted its stay and allowed discovery for a period of time. Currently, this case is still pending. Discovery is now complete, but no trial date has yet been set. (Grynberg v. K N, et al., Civil Action No. 92-2000, United States District Court for the District of Colorado).

On July 26, 1996, K N and RMNG along with over 70 other natural gas pipeline companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Mr. Grynberg and declined to intervene in the action, allowing Mr. Grynberg to proceed on his own. No specific claims were made against K N or RMNG, and no specific monetary damages were claimed. K N and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion to dismiss was granted in 1997, and K N is no longer required to respond to this action. However, the court did give Mr. Grynberg leave to refile and pursue this action in a court with proper jurisdiction. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations. (United States of America ex rel. Jack J. Grynberg v. Alaska Pipeline Company, et al., Civil Action No. 95-725-TF#, United States District Court for the District of Columbia).

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(A)  Identification and Business Experience of Executive Officers

                  Name                               Age                   Position and Business Experience
-------------------------------------------------    ---     ------------------------------------------------------------
Morton C. Aaronson...............................     39     Chief Marketing Officer since April 1996. Vice President
                                                             since January 1996. Vice President, MCI/ NewsCorp. Business
                                                             Development from May 1995 to January 1996. Vice President,
                                                             Market Management, MCI Communications Corporation from
                                                             August 1994 to May 1995. Vice President, Large Accounts and
                                                             Global Markets, MCI Communications Corporation, from July
                                                             1993 to August 1994. Director, Major Accounts Marketing, MCI
                                                             Communications Corporation from July 1992 to July 1993.

John N. DiNardo..................................     50     Vice President and General Manager since April 1996. Vice
                                                             President - Gas Gathering and Processing from March 1994 to
                                                             April 1996. General Manager, K N Gas Gathering, Inc. and K N
                                                             Front Range Gathering Company from May 1993 to March 1994.
                                                             Director of Project Development, K N Gas Gathering, Inc.
                                                             from August 1991 to May 1993.

Jack W. Ellis II.................................     44     Vice President and Controller since December 1997. Vice
                                                             President and Controller, NorAm Energy Co. from December
                                                             1989 to August 1997.

William S. Garner, Jr............................     48     Vice President since April 1997. Vice President and General
                                                             Counsel from January 1991 to April 1997 and Secretary from
                                                             April 1992 to April 1996.

Larry D. Hall....................................     55     Chairman of the Board since April 1996. President and Chief
                                                             Executive Officer since July 1994. President and Chief
                                                             Operating Officer from May 1988 to July 1994. Director since
                                                             1984.

S. Wesley Haun...................................     50     Vice President, Strategic Business Development Since April
                                                             1997. Vice President since April 1996. Vice President,
                                                             Marketing and Supply from May 1993 to April 1996. Vice
                                                             President, Gas Supply from March 1990 to May 1993.

E. Wayne Lundhagen...............................     60     Vice President and Treasurer since March 1995. Vice
                                                             President, Finance and Accounting from May 1988 to March
                                                             1995.

Clyde E. McKenzie................................     50     Vice President and Chief Financial Officer since April 1996.
                                                             Vice President and Treasurer, Apache Corporation from 1988 to 1996.

John L. Pelletier...............................      49     Vice President, Administration since February 1998. Vice
                                                             President, Administration of MidCon Corp. from 1992 to
                                                             January 1998.




John F. Riordan.................................      62     Vice Chairman of the Board and Director since February 1998.
                                                             President and Chief Executive Officer of MidCon Corp. from
                                                             1990 to January 1998. Executive Vice President and
                                                             Director of Occidental Petroleum Corporation from 1991 to
                                                             January 1998.



Murray R. Smith.................................      43     Vice President - Corporate Communications since August 1996.
                                                             Senior Vice President, K N Services, Inc. from April to
                                                             August 1996. Director of Field Communications, Training and
                                                             Sales Programs, MCI Communications Corporation from October
                                                             1995 to April 1996. Director of Field Marketing and
                                                             Communications, WorldWide Sales, MCI Communications
                                                             Corporation from October 1994 to October 1995. Director of
                                                             Field Marketing - Business Services, MCI Communications
                                                             Corporation from June 1992 to October 1994. Director of
                                                             Marketing, Southern Division, MCI Communications Corporation
                                                             from November 1990 to June 1992.



H. Rickey Wells.................................     41      Vice President - Business Operations since April 1996. Vice
                                                             President, Operations from June 1988 to April 1996.



Martha B. Wyrsch................................     40      Vice President, General Counsel and Secretary since August
                                                             1997. Vice President, Deputy General Counsel and Secretary
                                                             from April 1996 to August 1997. Deputy General Counsel from
                                                             November 1995 to April 1996. Assistant General Counsel from
                                                             June 1995 to November 1995. Senior Counsel from June 1993 to
                                                             June 1995.


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

                                                 1997                                       1996
                                                 ----                                       ----
     Market Price Data
     (Low-High-Close)
       Quarter Ended:
              March 31                  $36.125 -  $41.75  -  $39.50               $27.00  - $31.75  - $31.125
              June 30                   $36.875 -  $43.125 -  $42.125              $30.625 - $34.375 - $33.50
              September 30              $39.00  -  $47.938 -  $45.75               $31.75  - $36.625 - $35.25
              December 31               $41.00  -  $54.00  -  $54.00               $35.00  - $41.25  - $39.25

     Dividends
       Quarter Ended:
              March 31                           $0.27                                      $0.26
              June 30                            $0.27                                      $0.26
              September 30                       $0.27                                      $0.26
              December 31                        $0.28                                      $0.27

     Common Stockholders
       Year-end                                 10,090                                      9,794


ITEM 6: SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW
K N ENERGY, INC. AND SUBSIDIARIES

Selected Financial Data (In Thousands, Except Per Share Amounts)

                                     1997              1996              1995             1994               1993
                                     ----              ----              ----             ----               ----
OPERATING REVENUES:
Gathering, Processing and
   Marketing Services             $ 1,866,327      $ 1,191,292       $   854,462      $   838,474       $   730,895
Interstate Transportation and
   Storage Services                    23,757           25,352            22,217           21,044            99,838
Retail Natural Gas Services           255,034          223,838           227,282          220,431           212,905
Gas and Oil Production                     --               --             7,437           11,328             5,321
                                  -----------      -----------       -----------      -----------       -----------
Total Operating Revenues          $ 2,145,118      $ 1,440,482       $ 1,111,398      $ 1,091,277       $ 1,048,959
                                  ===========      ===========       ===========      ===========       ===========

OPERATING INCOME                  $   142,249      $   134,801       $   115,362      $    54,879       $    80,874
Other Income and (Deductions)         (29,091)         (35,085)          (33,790)         (30,058)          (31,406)
                                  -----------      -----------       -----------      -----------       -----------


INCOME BEFORE INCOME TAXES            113,158           99,716            81,572           24,821            49,468
Income Taxes                           35,661           35,897            29,050            9,500            18,599
                                  -----------      -----------       -----------      -----------       -----------

NET INCOME                             77,497           63,819            52,522           15,321            30,869
Less - Preferred Stock Dividends          350              398               492              630               853
                                  -----------      -----------       -----------      -----------       -----------

EARNINGS AVAILABLE FOR
   COMMON STOCK                   $    77,147      $    63,421       $    52,030      $    14,691       $    30,016
                                  ===========      ===========       ===========      ===========       ===========

DILUTED EARNINGS PER
   COMMON SHARE                   $      2.45      $      2.14       $      1.83      $      0.52       $      1.09
                                  ===========      ===========       ===========      ===========       ===========

DIVIDENDS PER COMMON SHARE        $      1.09      $      1.05       $      1.01      $      0.76       $      0.51
                                  ===========      ===========       ===========      ===========       ===========

NUMBER OF SHARES USED IN
   COMPUTING DILUTED EARNINGS
   PER COMMON SHARE                    31,538           29,624            28,360           28,044            27,424
                                  ===========      ===========       ===========      ===========       ===========

TOTAL ASSETS                      $ 2,305,805      $ 1,629,720       $ 1,257,457      $ 1,172,384       $ 1,169,275
                                  ===========      ===========       ===========      ===========       ===========

CAPITAL EXPENDITURES              $   311,093      $   119,987       $    79,313      $    70,511       $   100,780
                                  ===========      ===========       ===========      ===========       ===========

ACQUISITIONS                      $   153,756      $   155,909       $    35,897      $    31,363       $    65,172
                                  ===========      ===========       ===========      ===========       ===========


CAPITALIZATION:
Common Stockholders' Equity       $   606,132  48% $   519,794  55%  $   426,760  57% $   393,686  54%  $   391,462  53%
Preferred Stock                         7,000  --        7,000   1%        7,000   1%       7,000   1%        7,000   1%
Preferred Stock Subject to
   Mandatory Redemption                    --  --           --  --           572  --        1,715  --         2,858  --
Preferred Capital Trust
   Securities                         100,000   8%          --  --            --  --           --  --            --  --
Long-Term Debt                        553,816  44%     423,676  44%      315,564  42%     334,644  45%      335,190  46%
                                  ----------- ---  ----------- ---   ----------- ---  ----------- ---   ----------- ---
Total Capitalization              $ 1,266,948 100% $   950,470 100%  $   749,896 100% $   737,045 100%  $   736,510 100%
                                  =========== ===  =========== ===   =========== ===  =========== ===   =========== ===

BOOK VALUE PER COMMON SHARE       $     18.93      $     17.16       $     15.19      $     14.25       $     14.39
                                  ===========      ===========       ===========      ===========       ===========


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 30, 1998, K N acquired all the outstanding capital stock of MidCon Corp. for approximately $2.1 billion in cash and a $1.39 billion short-term note. See K N - MidCon Combination in the Outlook/Forward-Looking Information section of this report and Note 2 of Notes to Consolidated Financial Statements.


CONSOLIDATED EARNINGS

Consolidated net income, diluted earnings per common share and return on average common equity for the three years ended December 31, 1997 were:

                                              1997          1996          1995
                                              ----          ----          ----
  Net Income (In Millions)                   $77.5         $63.8         $52.5
  Earnings per Common Share                  $2.45         $2.14         $1.83
  Return on Average Common Equity             13.7%         13.4%         12.7%

Net income and diluted earnings per share for 1997 represent increases of 21 percent and 14 percent, respectively, from 1996. This improvement resulted principally from (1) the earnings contribution of the Bushton assets acquired in April 1997, (2) the August 1997 startup of the Pony Express Pipeline, (3) earnings from the Company's equity investments in the TransColorado Pipeline and the Coyote Gulch Gas Treating Plant, (4) income related to the sale of a 50 percent interest in en*able, and (5) a lower 1997 income tax provision. To achieve its double-digit earnings growth in 1997, the Company overcame several challenges, including losses in certain power marketing transactions, lower natural gas liquids ("NGLs") prices, record low demand for wholesale irrigation load in the Texas intrastate market area and a delay in reaching full throughput capacity on the Pony Express Pipeline (which impacted operating results for both the gathering, processing and marketing, and the interstate pipeline segments). These negative factors were mitigated by the Company's decision to take advantage of favorable market conditions to effect certain transactions as discussed following.

The 17 percent increase in 1996 diluted earnings per share from 1995 was primarily attributable to business growth on the interstate pipeline and gathering and processing systems, higher prices for NGLs, expense savings from the 1995 corporate restructuring, and incremental sales of storage gas. Operating results for 1996 were adversely impacted by low demand for retail irrigation sales and transportation services due to abnormally heavy rainfall during the summer.

RESULTS OF OPERATIONS

Comparative operating results by business segment, consolidated other income and (deductions) and income taxes are presented below. Segment operating revenues, costs and expenses and volumetric data cited below are before intersegment eliminations; dollar amounts are in millions.



 GATHERING, PROCESSING AND MARKETING SERVICES                        1997                   1996                  1995
                                                                     ----                   ----                  ----
Operating Revenues -
  Gas Sales                                                        $1,443.9               $  983.4               $706.8
  Natural Gas Liquids Sales                                           275.9                  189.9                117.0
  Gathering, Transportation and Other                                 210.6                   83.2                 66.7
                                                                   --------               --------               ------
                                                                    1,930.4                1,256.5                890.5
                                                                   --------               --------               ------
Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales                            1,691.5                1,050.1                704.3
  Operations and Maintenance                                          115.1                   89.1                 85.1
  Depreciation and Amortization                                        34.8                   31.7                 26.5
  Taxes, Other Than Income Taxes                                       14.6                   11.1                 10.0
                                                                   --------               --------               ------
                                                                    1,856.0                1,182.0                825.9
                                                                   --------               --------               ------

Operating Income                                                   $   74.4               $   74.5               $ 64.6
                                                                   ========               ========               ======

Systems Throughput (Trillion Btus) -
  Gas Sales                                                           573.7                  430.1                407.8
 Gathering and Transportation                                         423.0                  313.1                306.0
                                                                   --------               --------               ------
                                                                      996.7                  743.2                713.8
                                                                   ========               ========               ======

Natural Gas Liquids Sales (Million Gallons) -
  Company-Owned and Processed                                         549.7                  405.9                375.6
  Third-Party Marketed                                                167.7                   63.9                 12.5
                                                                   --------               --------               ------
                                                                      717.4                  469.8                388.1
                                                                   ========               ========               ======

The significant increases in 1997 operating revenues, costs and expenses and volumetric data largely reflect the acquisition of the Bushton gathering and processing assets effective April 1, 1997. Other operating revenues and other costs of sales also reflect a significant increase in 1997 power marketing activity which, as discussed below, was suspended in the third quarter. The Bushton acquisition contributed incremental 1997 operating revenues of $114.8 million and operating income of $15.4 million. This segment's 1997 operating income was level with the prior year's results, as 1997 operations were adversely impacted by losses from certain power marketing transactions, lower NGLs prices, reduced wholesale irrigation demand (5.9 trillion Btus below 1996 deliveries due to abundant rainfall in the Texas intrastate market area) and $1.4 million of expenses incurred to centralize the Company's marketing activities in Houston.


During 1997, losses of approximately $4.0 million were incurred in connection with certain power marketing transactions which were not in compliance with the Company's risk management policies. Subsequently, power marketing activities were suspended in the third quarter.


Excluding the Bushton facility, average NGLs prices in 1997 were $0.03 per gallon lower than 1996, creating a negative impact on 1997 operating income of approximately $7.5 million. Irrigation-related gas marketing and transportation and storage margins were adversely impacted by approximately $5.4 million due to the abnormally wet 1997 summer. Additionally, the delay until January 1998 in reaching full throughput capability on the Pony Express Pipeline limited growth in gathering and processing volumes at the Company's expanded Douglas plant and marketing opportunities into the Kansas City area, as upstream business expansion opportunities off the Pony Express Pipeline were expected to offset on-going declines in certain producing areas. The cumulative unfavorable earnings impact of these 1997 events was substantially mitigated by increased sales of storage gas and the sale of certain non-strategic gas supply, NGLs marketing and storage-related contracts. These transactions, aggregating $15.9 million of net margin increases over similar transactions in 1996, essentially offset the losses and negative market circumstances enumerated above. The Company currently expects that future margins from storage sales will be less.

The 15 percent increase in 1996 operating income over 1995 largely resulted from three factors: (1) growth in volumes (principally due to acquisitions, the Wildhorse joint venture with Tom Brown, Inc., and sales of storage gas), (2) higher NGLs prices and (3) expense savings accruing from the 1995 corporate restructuring. This segment did experience compression of margins during 1996 in all three of its principal activities (gas sales, NGLs sales and transportation and gathering services) due to competitive factors and significantly higher gas costs influenced by colder weather nationwide. Average 1996 NGLs sales prices exceeded those realized in 1995 by $0.10 per gallon. However, the impact of higher NGLs prices was partially offset by the effect of higher gas prices on shrink and fuel payments to producers under "keep whole" processing agreements.

 INTERSTATE TRANSPORTATION AND STORAGE SERVICES          1997       1996       1995
                                                         ----       ----       ----
Operating Revenues -
  Transportation and Storage                           $   73.8   $   63.4   $   58.6
  Other                                                     6.0        8.4        5.8
                                                       --------   --------   --------
                                                           79.8       71.8       64.4
                                                       --------   --------   --------

Operating Costs and Expenses -
  Gas Purchases and Other Costs of Sales                    6.0        7.3        7.7
  Operations and Maintenance                               26.1       24.3       27.5
  Depreciation and Amortization                             9.0        8.0        7.8
  Taxes, Other Than Income Taxes                            3.7        2.8        3.4
                                                       --------   --------   --------
                                                           44.8       42.4       46.4
                                                       --------   --------   --------

Operating Income                                       $   35.0   $   29.4   $   18.0
                                                       ========   ========   ========

Systems Throughput (Trillion Btus)                        177.4      156.8      155.6
                                                       ========   ========   ========


The Pony Express Pipeline accounted for the majority of the 1997 improvement in the interstate pipeline's operating income, despite regulatory delays in commencing the project and operational delays in reaching its design capability. Additionally, 1997 operating results were positively impacted by increased 1997 gas supply requirements in the Company's retail natural gas services segment resulting from colder weather and higher irrigation demand. Effective August 31, 1997, the Casper processing plant was transferred to an unregulated subsidiary included in the gathering, processing and marketing segment. The reduction in 1997 other operating revenues and gas purchases and other costs of sales is primarily due to this transfer.

This segment's 1996 results showed substantial improvement over 1995 as throughput and demand revenues increased due to mid-year 1996 system expansions in Wyoming. Throughput in 1996 was adversely affected by below normal irrigation load on the Company's retail segment served by the interstate pipeline. Lower 1996 operations and maintenance and payroll taxes resulted from expense savings due to the 1995 corporate restructuring.

                                                 1997       1996       1995
                                                 ----       ----       ----
  RETAIL NATURAL GAS SERVICES
Operating Revenues -
    Gas Sales                                  $  219.4   $  190.0   $  204.0
    Transportation and Other                       37.4       35.4       28.3
                                               --------   --------   --------
                                                  256.8      225.4      232.3
                                               --------   --------   --------
Operating Costs and Expenses -
    Gas Purchases and Other Costs of Sales        148.3      115.3      122.4
    Operations and Maintenance                     57.9       62.3       60.3
    Depreciation and Amortization                  12.2       11.5       11.0
    Taxes, Other Than Income Taxes                  5.6        5.4        5.6
                                               --------   --------   --------
                                                  224.0      194.5      199.3
                                               --------   --------   --------

Operating Income                               $   32.8   $   30.9   $   33.0
                                               ========   ========   ========

Systems Throughput (Trillion Btus) -
    Gas Sales                                      38.6       34.7       39.0
    Transportation                                 34.9       32.9       27.4
                                               --------   --------   --------
                                                   73.5       67.6       66.4
                                               ========   ========   ========


Operating income in 1997 as compared to 1996 was positively affected by increased demand for space-heating and irrigation due to colder weather and less rainfall during the summer. Although approximately 13 percent below a normal year, irrigation deliveries of 10.9 trillion Btus in 1997 exceeded 1996 requirements by 1.4 trillion Btus. The impact of 1997 company-wide expense controls on operations and maintenance costs is most apparent in this segment, as this segment has not experienced significant acquisitions or expansion projects this year.

Operating results for 1996 were adversely impacted by low demand for irrigation requirements due to abnormally heavy rainfall during the summer. Irrigation sales and transportation volumes in 1996 were 3.8 trillion Btus below the 1995 season. Deliveries to irrigators of 12.6 trillion Btus in 1995 were more indicative of a normal year's load. This negative impact on 1996 earnings was partially mitigated by increased customer requirements for grain drying and growth in transportation volumes on the Rocky Mountain intrastate pipeline due to the fourth quarter 1996 acquisition of interconnected gathering and processing facilities. Operations and maintenance expenses were 3.3 percent higher than in 1995, as costs incurred in the development of new marketing initiatives exceeded savings realized from the 1995 corporate restructuring.


OTHER INCOME AND (DEDUCTIONS)          1997        1996       1995
                                       ----        ----       ----
Interest Expense                      $ (43.5)   $ (35.9)   $ (34.2)
                                      -------    -------    -------

Minority Interests and Other, Net        14.4        0.8        0.4
                                      -------    -------    -------
                                      $ (29.1)   $ (35.1)   $ (33.8)
                                      =======    =======    =======

Increases in the most recent two years' interest expense result from the issuance of long-term debt in 1997 and 1996 and higher levels of short-term borrowings incurred principally to fund capital expenditures. In 1997 and 1996, the Company capitalized $7.8 million and $1.8 million, respectively, of interest costs primarily related to the construction of the Pony Express Pipeline. Minority Interests and Other, Net for 1997 includes $5.7 million of earnings from the Company's equity investments in the TransColorado Pipeline and the Coyote Gulch Gas Treating Plant, and $7.0 million of income related to the sale of a 50 percent interest in en*able, with no corresponding amounts in 1996. Net gains totaling $ 3.7 million on the sale of several non-strategic gathering systems and, in accordance with regulatory guidelines, the capitalization of equity financing costs of $4.5 million related to the Pony Express Pipeline, more than offset the $5.8 million of financing costs (included in Minority Interests) associated with the 8.56% Preferred Capital Trust Securities issued in April 1997.


INCOME TAXES            1997        1996       1995
                        ----        ----       ----
Provisions             $  35.7    $  35.9    $  29.1
                       =======    =======    =======

Effective Tax Rate        31.5%      36.0%      35.6%
                       =======    =======    =======


The reduced 1997 provision for income taxes and the resulting reduction in the effective tax rate are due to the successful resolution of certain issues from prior years' income tax filings. Refer to Note 7 of Notes to Consolidated Financial Statements for a reconciliation of the statutory rate to yearly effective rates.

LIQUIDITY AND CAPITAL RESOURCES

During 1997 the primary sources of cash were from internally generated cash flows, the public offerings of long-term debt and preferred capital trust securities and short-term borrowings. Cash outflows funded capital expenditures and acquisitions, debt service and dividend payments.


CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows from operating activities for 1997 totaled $97.5 million, compared with $75.6 million and $132.2 million for 1996 and 1995, respectively. The improvement in 1997's net operating cash flows was largely attributable to the same factors resulting in the reported increase in earnings. Net operating cash flows in 1996 were primarily negatively impacted by disbursements to buyout above-market gas purchase contracts and increases in storage gas inventories.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital expenditures of $311.1 million in 1997 were significantly higher than expenditures of $120.0 million in 1996 and $79.3 million in 1995. The large increase in 1997 capital expenditures resulted from the completion of the Pony Express Pipeline, construction of transmission laterals into the Kansas City metropolitan area, and capital investment related to the Bushton acquisition, including initial expenditures to reduce field pressures in the Hugoton Basin. The 1998 capital expenditures budget totals $149.5 million (before adjustment to reflect the consolidation with MidCon). Budgeted maintenance, safety and environmental expenditures approximate $56.4 million and budgeted business growth or expansion expenditures approximate $93.1 million.

Principal acquisitions or investments made during 1997 included the Bushton gas gathering and processing assets effective in April, Interenergy effective in December (primarily a gathering and marketing entity) and an interest in the Red Cedar Gathering Company acquired at year-end. See Notes 3(A), 3(C) and 3(B) of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

At December 31, 1997, the Company had a credit agreement with 11 banks (the "Pre-Acquisition Facility") pursuant to which the Company could borrow or provide support for commercial paper issuance up to a total of $350 million. Borrowings under the Pre-Acquisition Facility were $329.2 million and $129.3 million at December 31, 1997 and 1996, respectively. The Pre-Acquisition Facility was terminated in January 1998 and replaced with new credit lines and an acquisition facility in conjunction with the acquisition of MidCon. See Note 8(A) of Notes to Consolidated Financial Statements.


In January 1998, following a review of the K N - MidCon combination, Fitch Investors Service ("Fitch"), Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") lowered their ratings of the Company's senior unsecured debt. Fitch lowered its rating from A- to BBB, Moody's lowered its rating from A3 to Baa2 and S&P lowered its rating from BBB+ to BBB-. The Company intends to strengthen its balance sheet during 1998 by public equity offerings, limiting capital expenditures (for both MidCon and the historical K N companies) and increasing internally generated cash flows.

In recent years, the Company's capitalization has averaged approximately 45 percent debt to 55 percent equity. As a result of the acquisition of MidCon on January 30, 1998, the Company's leverage has increased significantly through the utilization of an acquisition debt facility and new revolving credit facilities. See Note 8(A) of Notes to Consolidated Financial Statements. The Company currently has in place a shelf registration statement with the Securities and Exchange Commission in a total amount of $4.0 billion, pursuant to which, as of March 4, 1997, the Company had agreed to the pricing for public sale of $2.35 billion principal amount of debt securities of varying maturities and 10 million shares of common stock (up to 11.5 million shares if the underwriters' over-allotment option is fully exercised). The proceeds of these offerings are expected to be used to (1) repay the acquisition debt associated with the purchase of MidCon and (2) purchase U.S. government securities to serve as a portion of the collateral required for the note issued to the seller in the MidCon acquisition. The Company's future financing plans include the public issuance of other securities, including trust securities which are mandatorily redeemable or convertible. The Company currently expects that, even if it is successful in completing both the offerings currently in progress and its planned offerings, its degree of leverage in the near-term will remain significantly above historical levels.

REGULATION

In 1997, approximately 48 percent of the Company's operating income was derived from assets which are rate-regulated at either the federal, state or local level. At least in the near-term, a significantly higher percentage of the Company's operating income is expected to be derived from rate-regulated operations as a result of the acquisition of MidCon. In substantially all regulatory jurisdictions, rates are currently determined using cost-based regulation and, at this time, the Company does not expect a significant change in the manner in which rates are set. Thus far, the primary impact of competition on the Company's regulated businesses has been the conversion of services from the "bundled" merchant and transportation function (including the pass-through of actual gas costs expended) to transportation services only. The Company anticipates that this conversion to transportation service will continue and become more prevalent at the retail level. During 1998, K N will continue to implement its Choice Gas Program in Nebraska, pursuant to which approximately 100,000 retail customers will be able to choose their gas supplier. See Note 4(B) of Notes to Consolidated Financial Statements.


RISK MANAGEMENT

To minimize the risk of price changes in the natural gas and NGLs markets, the Company uses certain financial instruments for hedging purposes. These instruments include energy products traded on the New York Mercantile Exchange, the Kansas City Board of Trade and over-the-counter markets, including futures and options contracts and fixed-price swaps.

Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is not to engage in speculative trading. See "Results of Operations - Gathering, Processing and Marketing Services." Commodity-related activities of the risk management group are monitored by the Company's Risk Management Committee, which is charged with the review and enforcement of the Board of Directors' risk management guidelines. The Risk Management Committee reviews the types of hedging instruments used, contract limits and approval levels and may review the pricing and hedging of any or all commodity transactions. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expense in the periods in which the underlying physical transactions occur.

The Company's Treasury Department manages the Company's interest rate exposure, utilizing interest rate swaps, caps or similar derivatives within Board-established guidelines. None of these interest rate derivatives are leveraged.

OUTLOOK/FORWARD-LOOKING INFORMATION

GENERAL

The statements contained in this section, Outlook/Forward-Looking Information, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that these statements are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein include, among other factors, the pace of deregulation of retail natural gas and electricity markets in the United States, federal and state regulatory developments, the timing and extent of changes in commodity prices for oil, gas, NGLs, electricity, certain agricultural products and interest rates, the extent of success in acquiring natural gas facilities, the timing and success of efforts to develop power, pipeline and other projects, political developments in foreign countries, and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements.

K N - MIDCON COMBINATION

On December 18, 1997, K N entered into a definitive agreement to acquire all of the outstanding capital stock of MidCon from Occidental Petroleum Corporation for $3.49 billion, consisting of $2.1 billion in cash and the assumption of $1.39 billion of short-term debt. The acquisition closed on January 30, 1998, at which time MidCon became a wholly owned subsidiary of the Company.

MidCon is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities and industrial and commercial users. MidCon operates over 14,000 miles of natural gas pipelines which are located in the center of the North American pipeline grid. These pipeline assets include two major interconnected transmission pipelines terminating in the Chicago area: one originating in West Texas and the other in the Gulf Coast areas of Texas and Louisiana, as well as a major intrastate pipeline located in Texas. MidCon also purchases electricity from electric utilities and other electric power producers and marketers and resells the electricity to wholesale and end-use customers.

As a result of the acquisition, K N will be one of the largest integrated natural gas companies in the United States. The Company will own and/or operate approximately 26,000 miles of interstate, intrastate and offshore natural gas transmission pipeline, approximately 11,000 miles of gathering pipeline, approximately 7,000 miles of local distribution pipeline, and 16 storage facilities with storage capacity of more than 250 Bcf of working gas. The Company will also be one of the largest transporters and marketers of natural gas in the United States with average sales volumes of 3.7 Bcf and average transportation volumes of 5.1 Bcf of natural gas per day. On a pro forma basis including only adjustments directly attributable to the acquisition of MidCon, as of and for the year ended December 31, 1997, the Company had approximately $8.2 billion in assets, operating revenues of approximately $5.2 billion, operating income of approximately $358.6 million and net income of approximately $83.0 million.

In addition to significantly increasing the Company's size and scope of operations, as well as its geographic presence, management believes the acquisition will also provide K N with a strong platform for future growth. The Company will have assets in 16 states and access to several of the largest natural gas markets in the United States, including Chicago, Houston, Kansas City and Denver. The combined company will have access to natural gas supplies in the major natural gas supply basins in the United States, including those in the Mid-Continent, West Texas, Rocky Mountain and Gulf Coast regions. The Company will also be one of the nation's largest owners and operators of natural gas storage assets in both supply and market areas. Management believes these assets are strategically located and will allow the Company to become a major supplier of storage service, particularly in the Chicago market, and that the acquisition will also significantly broaden the Company's retail presence in both the residential and small business market segments.

LITIGATION AND ENVIRONMENTAL

The Company's anticipated environmental capital costs and expenses for 1998, including expected costs and expenses for voluntary remediation efforts, are approximately $7.7 million, exclusive of anticipated costs and expenses associated with the recently acquired MidCon assets. A substantial portion of the Company's environmental costs are either recoverable through insurance and indemnification provisions, have reserves associated with them or have been previously expensed as part of ongoing business operations.

Refer to Notes 2 and 5 of Notes to Consolidated Financial Statements for additional information on the Company's pending litigation and environmental matters. The Company's management believes it has established reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on the Company's financial position or results of operations.

SIGNIFICANT OPERATING VARIABLES

The Company's principal exposure to price variability is with NGLs prices. The Company attempts to mitigate this exposure by an appropriate mix of "percent of proceeds" and "keep whole" processing agreements and by the use of financial hedging instruments. See Risk Management elsewhere herein. Under current agreements with producers, excluding MidCon processing facilities, a one cent change in average per gallon prices impacts pre-tax operating income by approximately $5.5 million.

READINESS FOR YEAR 2000

The Company has completed a high-level assessment of its systems and infrastructure to determine the extent of the work needed to ensure Year 2000 compliance. A plan has been developed and is being implemented to test and verify Year 2000 compliance, including making necessary modifications, for all systems and processes. K N will continue to evaluate the estimated costs associated with these efforts based on the results of this work. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not be material to its results of operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K N Energy, Inc.:

We have audited the accompanying consolidated balance sheets of K N Energy, Inc. (a Kansas corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K N Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                         /s/ Arthur Andersen LLP

Denver, Colorado
February 3, 1998

CONSOLIDATED STATEMENTS OF INCOME
K N ENERGY, INC. AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31
                                                               -----------------------
                                                       1997             1996             1995
                                                       ----             ----             ----
                                                      (In Thousands, Except Per Share Amounts)
OPERATING REVENUES:
Gathering, Processing and Marketing Services       $ 1,866,327      $ 1,191,292      $   854,462
Interstate Transportation and Storage Services          23,757           25,352           22,217
Retail Natural Gas Services                            255,034          223,838          227,282
Gas and Oil Production                                      --               --            7,437
                                                   -----------      -----------      -----------
Total Operating Revenues                             2,145,118        1,440,482        1,111,398
                                                   -----------      -----------      -----------


OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales               1,724,671        1,060,374          753,022
Operations and Maintenance                             198,274          174,774          173,288
Depreciation, Depletion and Amortization                55,994           51,212           49,891
Taxes, Other Than Income Taxes                          23,930           19,321           19,835
                                                   -----------      -----------      -----------
Total Operating Costs and Expenses                   2,002,869        1,305,681          996,036
                                                   -----------      -----------      -----------


OPERATING INCOME                                       142,249          134,801          115,362
                                                   -----------      -----------      -----------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense                                       (43,495)         (35,933)         (34,211)
Minority Interests                                      (8,706)          (2,946)            (905)
Other, Net                                              23,110            3,794            1,326
                                                   -----------      -----------      -----------
Total Other Income and (Deductions)                    (29,091)         (35,085)         (33,790)
                                                   -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                             113,158           99,716           81,572
Income Taxes                                            35,661           35,897           29,050
                                                   -----------      -----------      -----------

NET INCOME                                              77,497           63,819           52,522
Less - Preferred Stock Dividends                           350              398              492
                                                   -----------      -----------      -----------

EARNINGS AVAILABLE FOR COMMON STOCK                $    77,147      $    63,421      $    52,030
                                                   ===========      ===========      ===========

BASIC EARNINGS PER COMMON SHARE                    $      2.48      $      2.18      $      1.87
                                                   ===========      ===========      ===========

DILUTED EARNINGS PER COMMON SHARE                  $      2.45      $      2.14      $      1.83
                                                   ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES


                                                                                              DECEMBER 31
                                                                                              -----------
                                                                                    1997                       1996
                                                                                    ----                       ----
                                                                                             (In Thousands)
ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                                       $   22,471                 $   10,339
Restricted Deposits                                                                 11,339                      6,666
Accounts Receivable                                                                409,937                    304,942
Materials and Supplies                                                              13,476                      6,092
Gas in Underground Storage                                                          33,558                     43,511
Prepaid Gas                                                                          5,507                     12,001
Other Prepaid Expenses                                                              16,687                     12,824
Gas Imbalances and Other                                                            63,555                     65,319
                                                                                ----------                 ----------
                                                                                   576,530                    461,694
                                                                                ----------                 ----------

INVESTMENTS                                                                        149,869                     50,538
                                                                                ----------                 ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                               1,420,975                  1,022,301
                                                                                ----------                 ----------

DEFERRED CHARGES AND OTHER ASSETS                                                  158,431                     95,187
                                                                                ----------                 ----------
TOTAL ASSETS                                                                    $2,305,805                 $1,629,720
                                                                                ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                                            $   30,751                 $   26,971
Notes Payable                                                                      329,200                    129,300
Accounts Payable                                                                   334,418                    241,187
Accrued Expenses                                                                    37,264                     34,696
Accrued Taxes                                                                        7,445                     16,045
Gas Imbalances and Other                                                            57,733                     50,417
                                                                                ----------                 ----------
                                                                                   796,811                    498,616
                                                                                ----------                 ----------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes                                                              168,583                    122,371
Other                                                                               26,160                     31,930
                                                                                ----------                 ----------
                                                                                   194,743                    154,301
                                                                                ----------                 ----------

LONG-TERM DEBT                                                                     553,816                    423,676
                                                                                ----------                 ----------

K N-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL TRUST SECURITIES OF
  SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF K N                                100,000                          -
                                                                                ----------                 ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                        47,303                     26,333
                                                                                ----------                 ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2, 3(A), 5 AND 13)

STOCKHOLDERS' EQUITY:
Preferred Stock                                                                      7,000                      7,000
                                                                                ----------                 ----------
Common Stock-
  Authorized - 50,000,000 Shares, Par Value $5 Per Share
  Outstanding - 32,024,557 and 30,295,792 Shares, Respectively                     160,123                    151,479
Additional Paid-in Capital                                                         270,678                    228,902
Retained Earnings                                                                  185,658                    142,578
Deferred Compensation                                                               (9,203)                    (2,908)
Treasury Stock, at Cost - 28,482 and 7,216 Shares, Respectively                     (1,124)                      (257)
                                                                                ----------                 ----------
Total Common Stockholders' Equity                                                  606,132                    519,794
                                                                                ----------                 ----------
Total Stockholders' Equity                                                         613,132                    526,794
                                                                                ----------                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $2,305,805                 $1,629,720
                                                                                ==========                 ==========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
K N ENERGY, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          COMMON STOCK             ADDITIONAL                  DEFERRED          TREASURY STOCK
                                          ------------              PAID-IN      RETAINED       COMPEN-          --------------
                                      SHARES         AMOUNT         CAPITAL      EARNINGS       SATION         SHARES      AMOUNT
                                      ------         ------         -------      --------       ------         ------      ------
                                                                          (Dollars In Thousands)
BALANCE, DECEMBER 31, 1994          27,617,531    $   138,088    $   170,932  $    86,032    $      (378)     (44,417)   $   (988)
Net Income                                                                         52,522
Cash Dividends -
    Common, $1.01 Per Share                                                       (28,167)
    Preferred                                                                        (492)
Treasury Stock Acquired                                                                                       (72,500)     (1,959)
Employee Stock Options                 354,901          1,774          4,006
Employee Benefit Plans                  20,738            104            394                                       80           2
Dividend Reinvestment and
    Stock Purchase Plans                97,979            490          1,444                                  106,098       2,633
Issuance of Common Shares as
    Executive Compensation               6,600             33            134
Amortization of Deferred
    Compensation                                                                                     156
                                    ----------    -----------    -----------  -----------    -----------      -------    --------
BALANCE, DECEMBER 31, 1995          28,097,749        140,489        176,910      109,895           (222)     (10,739)       (312)
Net Income                                                                         63,819
Cash Dividends -
    Common, $1.05 Per Share                                                       (30,738)
    Preferred                                                                        (398)
Sale of Common Stock, Net            1,715,000          8,575         44,591
Redemption and Cancellation of
     Common Stock Warrants                                            (7,420)
Unrealized Holding Gains on
     Available-for-Sale Securities                                     5,735
Treasury Stock Acquired                                                                                      (220,178)     (7,069)
Acquisition of Business                                                1,648                                   33,765       1,183
Employee Stock Options                 292,421          1,462          2,981                                      517          16
Dividend Reinvestment and
    Stock Purchase Plans                95,572            478          1,438                                  189,419       5,925
Issuance of Common Shares as
    Executive Compensation              95,050            475          3,019                      (3,494)
Amortization of Deferred
     Compensation                                                                                    808
                                    ----------    -----------    -----------  -----------    -----------      -------    --------
BALANCE, DECEMBER 31, 1996          30,295,792        151,479        228,902      142,578         (2,908)      (7,216)       (257)
Net Income                                                                         77,497
Cash Dividends -
    Common, $1.09 Per Share                                                       (34,067)
    Preferred                                                                        (350)
Exercise of Common Stock Warrants      642,232          3,211          8,060
Unrealized Holding Losses on
    Available-for-Sale Securities                                     (1,492)
Treasury Stock Acquired                                                                                       (53,190)     (2,096)
Acquisition of Business                544,604          2,723         21,411
Employee Stock Options                 223,564          1,118          4,459                                      514          19
Dividend Reinvestment and
    Stock Purchase Plans                87,615            438          1,805                                   31,410       1,210
Issuance of Common Shares as
    Executive Compensation             230,750          1,154          7,533                      (8,687)
Amortization of Deferred
    Compensation                                                                                   2,392
                                    ----------    -----------    -----------  -----------    -----------      -------    --------
BALANCE, DECEMBER 31, 1997          32,024,557    $   160,123    $   270,678  $   185,658    $    (9,203)     (28,482)   $ (1,124)
                                    ==========    ===========    ===========  ===========    ===========      =======    ========



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31
                                                                  -----------------------
                                                            1997           1996           1995
                                                            ----           ----           ----
                                                                       (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  77,497      $  63,819      $  52,522
Adjustments to Reconcile Net Income to
    Net Cash Flows From Operating Activities:
    Depreciation, Depletion and Amortization                55,994         51,212         49,891
    Deferred Income Taxes                                   17,155         16,443         15,975
    Deferred Purchased Gas Costs                           (17,146)        (8,109)        (1,458)
    Provision for Losses on Accounts Receivable              1,479            307            949
    (Gain) Loss on Sale of Facilities                       (4,860)           491             --
    Changes in Gas in Underground Storage                   (3,167)       (22,056)        26,541
    Changes in Other Working Capital Items,
         Net of Acquisitions and Dispositions              (17,381)        (2,803)         4,016
    Changes in Deferred Revenues                            (5,736)       (13,883)       (21,267)
    Other, Net                                              (6,332)        (9,811)         5,080
                                                         ---------      ---------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    97,503         75,610        132,249
                                                         ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                      (311,093)      (119,987)       (79,313)
Acquisitions                                              (118,590)      (147,137)       (31,945)
Investments                                                (89,307)        (2,142)        (6,598)
Proceeds from Sales of Assets                               22,433         11,922          2,706
Collections Under Basket Agreement                              --              6          1,491
                                                         ---------      ---------      ---------
NET CASH FLOWS USED IN INVESTING ACTIVITIES               (496,557)      (257,338)      (113,659)
                                                         ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                       199,900         41,300         28,000
Long-Term Debt - Issued                                    150,000        125,000             --
               - Retired                                   (27,832)       (18,170)       (21,322)
Preferred Capital Trust Securities Issued                  100,000             --             --
Preferred Stock Redemption                                      --           (572)        (1,143)
Common Stock Issued                                         19,091         61,668          8,379
Redemption and Cancellation of Common Stock Warrants            --         (7,420)            --
Treasury Stock - Issued                                      1,229          5,941          2,635
               - Acquired                                   (2,096)        (7,069)        (1,959)
Cash Dividends - Common                                    (34,067)       (30,738)       (28,167)
               - Preferred                                    (350)          (398)          (492)
Minority Interests - Contributions                           7,823         13,586          2,906
                   - Distributions                            (212)        (2,182)        (2,765)
Securities Issuance Costs                                   (2,300)        (3,133)           (35)
                                                         ---------      ---------      ---------
NET CASH FLOWS FROM (USED IN) FINANCING
  ACTIVITIES                                               411,186        177,813        (13,963)
                                                         ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents        12,132         (3,915)         4,627
Cash and Cash Equivalents at Beginning of Year              10,339         14,254          9,627
                                                         ---------      ---------      ---------
Cash and Cash Equivalents at End of Year                 $  22,471      $  10,339      $  14,254
                                                         =========      =========      =========






The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Nature of Operations

K N Energy, Inc., referred to herein together with its consolidated subsidiaries as "K N" or "the Company," is an energy services provider and has operations in 11 states in the Rocky Mountain and Mid-Continent regions, with principal operations in Colorado, Kansas, Nebraska, Oklahoma, Texas and Wyoming. The Company is building a natural gas distribution system, expected to begin operations in the first quarter of 1998, in the Mexican state of Sonora. Energy services include: gathering, processing, storing, transporting and marketing natural gas, providing retail natural gas distribution services, providing field services to natural gas producers and marketing natural gas liquids ("NGLs"). The Company has both regulated and nonregulated operations.

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

The consolidated financial statements include the accounts of K N and its majority-owned subsidiaries. Investments in jointly owned operations in which the Company has 20 to 50 percent ownership are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

(C)  Accounting for Regulatory Activities

The Company's regulated public utilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effects of regulation.

Regulatory assets and liabilities represent probable future revenues or expenses to the Company associated with certain charges and credits, which will be recovered from or refunded to customers through the ratemaking process. The following regulatory assets and liabilities are reflected in the accompanying Consolidated Balance Sheets (in thousands):

                                                                      DECEMBER 31
                                                                      -----------
                                                                1997              1996
                                                                ----              ----
REGULATORY ASSETS:
    Employee Benefit Costs                                     $ 1,348          $ 1,084
    Debt Refinancing Costs                                       2,682            3,100
    Deferred Income Taxes                                          754              706
    Purchased Gas Costs                                         53,790           28,814
    Plant Acquisition Adjustments                                  454              454
    Rate Regulation and Application Costs                          601              830
                                                               -------           ------
Total Regulatory Assets                                         59,629           34,988
                                                               -------           ------

REGULATORY  LIABILITIES:
    Deferred Income Taxes                                        3,718            4,218
    Purchased Gas Costs                                          5,195            6,529
                                                               -------            -----
Total Regulatory Liabilities                                     8,913           10,747
                                                               -------           ------

NET REGULATORY ASSETS                                          $50,716          $24,241
                                                               =======          =======

As of December 31, 1997, $46.1 million of the Company's regulated assets and $8.1 million of the Company's regulated liabilities were being recovered from or refunded to customers through rates over periods ranging from one to 16 years. All of the regulatory assets being recovered at December 31, 1997, are being recovered without a return on investment.

(D)  Revenue Recognition Policies

In general, the Company recognizes revenues as services are rendered or goods are delivered. The Company's rate-regulated retail natural gas distribution business bills customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate for gas delivered but unbilled at the end of each accounting period.

(E)  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This new statement became effective December 15, 1997, and provides computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the monthly weighted-average number of common shares outstanding during the periods. The weighted-average number of common shares used in computing basic earnings per share was 31,059,000, 29,102,000 and 27,836,000 for 1997, 1996 and 1995,
respectively. Diluted earnings per share is computed based on the monthly weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options and warrants) using the treasury stock method. Dilutive common stock equivalents assumed to have been exercised totaled 479,000, 522,000 and 524,000 for 1997, 1996 and 1995, respectively.

(F)  Restricted Deposits

The Company uses energy financial instruments to minimize its exposure to price risk related to natural gas and NGLs. Restricted Deposits consist of monies on deposit with brokers that are restricted to meet exchange trading requirements. See Note 10.

(G)  Gas in Underground Storage

K N's rate-regulated retail distribution business and Northern Gas Company account for gas in underground storage using the last-in, first-out ("LIFO") method. AOG Gas Transmission Company, L.P., KN Services, Inc., KN Gas Supply Services, Inc., KN Marketing, L.P., KN Natural Gas, Inc. and Westar Transmission Company value gas in underground storage at average cost. Rocky Mountain Natural Gas Company ("RMNG") uses the first-in, first-out ("FIFO") method. All entities discussed above are wholly owned by K N.

The Company also maintains gas in its underground storage facilities on behalf of certain third parties. The Company receives a fee for its storage services but does not reflect the value of third party gas in the accompanying financial statements.

(H)  Investments

Investments consist primarily of equity method investments in unconsolidated subsidiaries and joint ventures. In addition, the Company has an investment in Tom Brown, Inc. common and convertible preferred stock. See Note 3(F).

(I)  Prepaid Gas

Prepaid gas represents payments made in lieu of taking delivery of natural gas under the take-or-pay provisions of certain of the Company's gas purchase contracts, net of any subsequent recoupments in kind from producers. Such payments are fully recoupable from future production and, when recoupment is made in kind in a subsequent contract year, natural gas purchase expense is recorded and the asset is reduced.

(J)  Property, Plant and Equipment

Property, plant and equipment is stated at historical cost which, for constructed plant, includes indirect costs such as payroll taxes, fringe benefits, and administrative and general costs. Expenditures which increase capacities, improve efficiencies or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

The cost of normal retirements of depreciable utility property, plant and equipment, plus the cost of removal less salvage, is deducted from accumulated depreciation with no effect on current period earnings. Gains or losses are recognized upon retirement of nonutility property, plant and equipment, and when utility property, plant and equipment constituting an operating unit or system is sold or abandoned.

In accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. As yet, no asset or group of assets has been identified for which the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset(s) and, accordingly, no impairment losses have been recorded. However, currently unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

(K)  Depreciation, Depletion and Amortization

Depreciation is computed based on the straight-line method over estimated useful lives ranging from three to 40 years each for the Gathering, Processing and Marketing, Interstate Transportation and Storage and Retail Natural Gas Services segments.

(L)  Cash Flow Information

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Other Working Capital Items Summary and Supplemental Disclosures of Cash Flow Information are as follows (in thousands):

CHANGES IN OTHER WORKING CAPITAL ITEMS SUMMARY
(NET OF ACQUISITION AND DISPOSITION EFFECTS)

                                                         1997              1996              1995
                                                         ----              ----              ----
Accounts Receivable                                   $ (82,088)       $ (89,773)        $ (67,364)
Materials and Supplies                                   (1,777)           4,761             2,172
Other Current Assets                                     (7,656)         (43,847)           19,650
Accounts Payable                                         82,504           83,934            50,447
Other Current Liabilities                                (8,364)          42,122              (889)
                                                      ---------        ---------         ---------
                                                      $ (17,381)       $  (2,803)        $   4,016
                                                      =========        =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR:
Interest (Net of Amount Capitalized)                  $ 41,986         $ 31,748          $34,503
                                                      ========         ========          =======
Distributions on Preferred Capital Trust Securities   $  4,066         $      -          $     -
                                                      ========         ========          =======
Income Taxes                                          $ 15,823         $ 14,156          $ 9,774
                                                      ========         ========          =======

2.   SUBSEQUENT EVENT

On January 30, 1998, K N acquired from Occidental Petroleum Corporation ("Occidental") all of the outstanding shares of common stock of MidCon Corp. ("MidCon"), a wholly owned subisdiary of Occidental, for approximately $2.1 billion in cash and a short-term note of approximately $1.39 billion. In conjunction with the acquisition, the Company assumed MidCon's obligation to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of $30 million. This acquisition is being accounted for as a purchase.

The total amount of funds required by the Company to complete the acquisition, including payment of related transaction costs, was approximately $2.5 billion, which was financed through a credit facililty established on January 30, 1998, with a syndicate of lenders. See Note 8(A).

MidCon is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities, and industrial and commercial users. MidCon also purchases electricity from electric utilities and other electric power producers and marketers and resells the electricity to wholesale and end-use customers.

The Company's consolidated financial statements and related notes will include the transactions and balances of MidCon effective with its purchase date of January 30, 1998. While the Company has assumed responsibility for liabilities and contingencies of MidCon as of the date of the acquisition, the Company believes that its allocation of purchase price to assets acquired and liabilities assumed, when finalized, will make adequate provision for such items and, accordingly, the Company expects that the ultimate resolution of such items will not have a material adverse impact on its results of operations or financial position.

3.   MERGER, ACQUISITIONS AND DISPOSITIONS

(A)  Bushton

In March 1997, K N completed its purchase of several Enron Corporation subsidiaries that owned or operated the Bushton natural gas processing facility located in Ellsworth County, Kansas, and other Hugoton Basin gathering assets located in Kansas and Oklahoma. The Company assumed operation of these facilities effective April 1, 1997, and has accounted for this transaction as a purchase.

Pursuant to this agreement, K N also leases the processing facilities at Bushton under operating leases requiring semi-annual payments averaging $23.1 million per annum for the remaining term of the leases. Under the terms of these leases, K N has the option of terminating the leases and/or buying the assets at any time after November 2003, and extending the leases beyond May 2012, the scheduled termination date. In addition, K N may purchase the processing facilities upon termination of the leases.

(B)  Red Cedar

In December 1997, K N purchased an equity interest in Red Cedar Gathering Company ("Red Cedar"), a gathering system located in the northern San Juan Basin on the Southern Ute Indian Reservation in La Plata County, Colorado. Red Cedar is jointly owned by the Southern Ute Indian Tribe.

(C)  Interenergy

On December 19, 1997, K N acquired Interenergy Corporation ("Interenergy"), a diversified energy company involved with natural gas gathering, processing and marketing in the Rocky Mountain and mid-continent states. K N exchanged 544,604 shares of K N common stock for all the outstanding shares of Interenergy and assumed Interenergy's debt in a transaction accounted for as a purchase.

(D)  Sale of Kansas Distribution Properties

In October 1997, K N entered into an agreement to sell its retail natural gas distribution properties in Kansas to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. The agreement provides for the sale of natural gas distribution systems in 58 Kansas communities, serving approximately 30,000 residential, commercial and industrial customers. The transaction is subject to approval by applicable state and federal regulatory authorities, and is expected to close in the first half of 1998.

(E)  Pony Express Pipeline

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

On November 27, 1996, KNI acquired two contracts to provide firm transportation capacity of 230 MMcf per day to the Kansas City metropolitan area, part of which is transported through the Pony Express Pipeline. KNI constructed approximately 36 miles of lateral facilities to connect the new markets with the Pony Express Pipeline and a third party pipeline.

(F)  Gas and Oil Properties

On January 31, 1996, K N and Tom Brown, Inc. ("TBI") closed a transaction pursuant to which K N transferred its stock in K N Production Company ("KNPC"), a wholly owned subsidiary of K N, to TBI in exchange for common and convertible preferred stock of TBI. The transaction represents a non-monetary exchange (valued at that time at $39.1 million) of oil and gas assets for accounting purposes. The common shares are considered available-for-sale securities and, as a result, unrealized holding gains totaling $4.2 million are included in additional paid-in capital in the Consolidated Balance Sheet at December 31, 1997.

In conjunction with this transaction, K N and TBI formed Wildhorse Energy Partners, LLC, owned 55 percent by K N and 45 percent by TBI, which performs certain gathering, processing, field, marketing and storage services in a defined area of mutual interest.

(G)  TransColorado Project

During 1996, an agreement was executed providing for the construction and operation of a new unregulated gas treating plant in southwestern Colorado owned by affiliates of K N and El Paso Natural Gas Company. The treating plant is connected to Phase I (New Mexico pre-build) of the TransColorado pipeline. The pipeline and plant had a combined capital cost of approximately $30 million.

4.   REGULATORY MATTERS

(A)  Rate Matters

On January 23, 1998, KNI filed a general rate case with the FERC requesting a $30.2 million annual increase in revenues. KNI expects revised rates to become effective August 1, 1998, subject to refund.

(B)  Retail Unbundling

In November 1997, K N announced a plan, subject to municipal regulatory approval in each community it serves, to give residential and small commercial customers in Nebraska a choice of natural gas suppliers, effective June 1, 1998.

Currently, K N purchases natural gas, transports it across interstate transmission systems and delivers it to these customers, providing what is known as a "bundled" service. This program would separate, or "unbundle," the natural gas purchases from other utility services. By early February 1998, over 60 communities had approved the plan. If approved by all 178 communities served in Nebraska, the unbundling of retail natural gas service to all of K N's approximately 100,000 customers in Nebraska will be complete. In June 1996, after receiving Wyoming Public Service Commission approval for a pilot program, K N implemented a similar plan for approximately 10,500 residential and commercial customers in 10 Wyoming communities. The Company does not believe these regulatory changes will have a material adverse impact on its financial position or results of operations.

5.   ENVIRONMENTAL AND LEGAL MATTERS

(A)  Environmental

The Company was named as one of four potentially responsible parties ("PRPs") at a U.S. Environmental Protection Agency ("EPA") Superfund site known as the Mystery Bridge Road/U.S. Highway 20 site located near Casper, Wyoming (the "Brookhurst Subdivision") in 1989. A majority of the Company's groundwater, soil and free phase petroleum cleanup occurred between 1990 and 1996. Groundwater remediation standards were recently achieved at the Company's operable unit, and the EPA has allowed the Company to go into a post-remedial action monitoring phase. The total remaining estimated cost is not expected to exceed $150,000.

In 1994, a mercury sampling program was initiated on the Company's systems in central and western portions of Kansas. The Company is working with the Kansas Department of Health and Environment pursuant to a voluntary agreement. The assessment program is being completed, and the Company in 1998 will commence a phased remediation program for those sites where concentrations are above regulatory thresholds, at an expected cost of $200,000 in 1998. The program will take place over a period of years, and the costs are not expected to have a material adverse impact on the Company's business, financial position or results of operations.

The Company performed environmental audits in Colorado, Kansas and Nebraska, which revealed that certain grease and lubricating oils used at various pipeline and facilities locations contained polychlorinated biphenyls ("PCBs"). The Company is working with the appropriate regulatory agencies to manage the cleanup and remediation of the pipelines and facilities. The Company filed suit against Rockwell International Corporation ("Rockwell"), manufacturer of the PCB-containing grease used in certain of the Company's pipelines and facilities, and two other related defendants for expenses and losses incurred by the Company for cleanup or mitigation. The Company settled with Rockwell in March 1994. To date since 1991, the Company has incurred approximately $500,000 in costs associated with the remediation and management of this issue, including preparation and implementation of a workplan. In 1998, the Company may spend up to approximately $470,000. A substantial portion of these costs are recoverable under the settlement entered into with Rockwell. The total potential remediation and cleanup costs at currently identified locations is not expected to have a material adverse impact on the Company's financial position or results of operations. The cleanup programs are not expected to interrupt or diminish the Company's operational ability to gather or transport natural gas.

Pursuant to certain acquisition agreements involving Cabot Corporation ("Cabot"), the Company's largest stockholder, Cabot indemnified the Company for certain environmental liabilities. Issues have arisen concerning Cabot's indemnification obligations. The Company and Cabot have agreed to enter into binding arbitration to resolve all issues in dispute. The Company is unable to estimate its potential exposure for such liabilities at this time, but does not expect them to have a material adverse impact on the Company's financial position or results of operations.

The Company acquired certain gathering and processing assets from Parker & Parsley Gas Processing Co. and its affiliates in October 1995. In connection with that acquisition, and for a reduction in the purchase price that included the estimated costs of remediation of $3.9 million, the Company agreed to accept all responsibility and liability for environmental matters associated with such properties. Also, in March 1997, the Company acquired the Bushton processing complex and Hugoton Basin gathering assets form Enron Corporation and certain of its affiliates. In connection with that acquisition, the Company established reserves to fund previously-identified environmental/operational issues; the Company will also be reimbursed on a shared basis for costs and expenses associated with any environmental deficiencies identified at the facility in the next five years up to a maximum of $10 million, although the Company does not anticipate costs will reach that amount. After consideration of reserves established and the agreements entered into in connection with these various acquisitions, costs and expenses related to environmental matters are not expected to have a material adverse effect on the business, financial position or results of operations of the Company.

In May 1997, the Nebraska Department of Environmental Quality ("NDEQ") issued a violation notice to KNI regarding historical Prevention of Significant Deterioration permitting issues related to certain engines at the Big Springs, Nebraska, facility. KNI is in the process of obtaining the proper permits at this time, and is also engaged in discussions with NDEQ regarding settlement of the violation notice and a $500,000 fine currently proposed by the NDEQ. The costs associated with this matter are not expected to have a material adverse effect on the Company's business, financial position or results of operations.

(B)  Litigation

On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, RMNG and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as KNPC and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the defendant companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. The Company's potential liability for monetary damages and the amount of such damages, if any, are subject to dispute between the parties; however, the Company believes it has a meritorious position in these matters and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations. In July 1996, the U. S. District Court, District of Colorado lifted its stay and allowed discovery for a period of time. Currently, this case is still pending. Discovery is now complete, but no trial date has yet been set.

On July 26, 1996, K N and RMNG along with over 70 other natural gas pipeline companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The government, particularly officials from the Departments of Justice and Interior, reviewed the complaint and the evidence presented by Mr. Grynberg and declined to intervene in the action, allowing Mr. Grynberg to proceed on his own. No specific claims were made against K N or RMNG, and no specific monetary damages were claimed. K N and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion to dismiss was granted in 1997, and K N is no longer required to respond to this action. However, the court did give Mr. Grynberg leave to refile and pursue this action in a court with proper jurisdiction. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's financial position or results of operations.

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

6.   PROPERTY, PLANT AND EQUIPMENT

Investment in property, plant and equipment, at cost, and accumulated depreciation and amortization ("Accumulated D&A"), detailed by business segment, are as follows (in thousands):

                                                                                   DECEMBER 31, 1997
                                                                                   -----------------
                                                          PROPERTY, PLANT             ACCUMULATED
                                                           AND EQUIPMENT                  D&A                        NET
                                                           -------------           -----------------                 ---
Gathering, Processing and Marketing Services                $   900,084                $ 235,640                 $   664,444
Interstate Transportation and Storage Services                  632,685                  156,383                     476,302
Retail Natural Gas Services                                     438,832                  158,603                     280,229
                                                            -----------                ---------                 -----------
                                                            $ 1,971,601                $ 550,626                 $ 1,420,975
                                                            ===========                =========                 ===========


                                                                                   DECEMBER 31, 1996
                                                                                   -----------------
                                                          PROPERTY, PLANT             ACCUMULATED
                                                           AND EQUIPMENT                  D&A                         NET
                                                           -------------           -----------------                  ---
Gathering, Processing and Marketing Services                $   683,569                $ 212,926                 $   470,643
Interstate Transportation and Storage Services                  447,557                  156,358                     291,199
Retail Natural Gas Services                                     409,626                  149,167                     260,459
                                                            -----------                ---------                 -----------
                                                            $ 1,540,752                $ 518,451                 $ 1,022,301
                                                            ===========                =========                 ===========

7.   INCOME TAXES

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit that is not expected to be realized.

Components of the income tax provision applicable to federal and state income taxes are as follows (in thousands):

                               1997         1996         1995
                               ----         ----         ----
TAXES CURRENTLY PAYABLE:
    Federal                  $15,932      $17,685      $11,069
    State                      2,574        1,769        2,006
                             -------      -------      -------
    Total                     18,506       19,454       13,075
                             -------      -------      -------
TAXES DEFERRED:
    Federal                   16,497       15,601       15,672
    State                        658          842          303
                             -------      -------      -------
    Total                     17,155       16,443       15,975
                             -------      -------      -------
TOTAL TAX PROVISION          $35,661      $35,897      $29,050
                             =======      =======      =======
EFFECTIVE TAX RATE              31.5%        36.0%        35.6%
                             =======      =======      =======


The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                   1997       1996       1995
                                                   ----       ----       ----
FEDERAL INCOME TAX RATE                            35.0%      35.0%      35.0%
INCREASE (DECREASE) AS A RESULT OF:
    State Income Tax, Net of Federal Benefit        1.9%       1.7%       1.8%
    Nonconventional Fuels Credit                   --         --         (1.0%)
    Adjustments to Prior Year Accruals*            (5.1%)     --         --
    Other                                          (0.3%)     (0.7%)     (0.2%)
                                                 ------     ------     -------
EFFECTIVE TAX RATE                                 31.5%      36.0%      35.6%
                                                 ======     ======     =======


*Adjustments relate to the successful resolution of certain issues from prior years' income tax filings.

The Company has recorded deferred regulatory assets of $0.8 million and $0.7 million, and deferred regulatory liabilities of $3.7 million and $4.2 million at December 31, 1997, and 1996, respectively, which are expected to result in cost-of-service adjustments. These amounts reflect the "gross of tax" presentation required under SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and liabilities and deferred regulatory assets and liabilities for rate-regulated entities computed according to SFAS 109 result from the following (in thousands):

                                                                               DECEMBER 31
                                                                          1997              1996
                                                                          ----              ----
DEFERRED TAX ASSETS:
    Unbilled Revenue                                                   $     913         $     925
    Vacation Accrual                                                       2,008             1,599
    State Taxes                                                            5,722             4,438
    Capitalized Overhead Adjustment                                        1,086             1,858
    Operating Reserves                                                     2,281             1,155
    Alternative Minimum Tax Credits                                        6,780            10,164
    Other                                                                    996             4,339
                                                                       ---------         ---------
TOTAL DEFERRED TAX ASSETS                                                 19,786            24,478
                                                                       ---------         ---------
DEFERRED TAX LIABILITIES:
    Liberalized Depreciation                                             168,707           131,192
    Rate Matters                                                           8,420             6,757
    Prepaid Pension                                                        2,814             2,735
    Stock Investments                                                      3,556             3,457
    Other                                                                  4,872             2,708
                                                                       ---------         ---------
TOTAL DEFERRED TAX LIABILITIES                                           188,369           146,849
                                                                       ---------         ---------

NET DEFERRED TAX LIABILITIES                                           $ 168,583         $ 122,371
                                                                       =========         =========
DEFERRED ACCOUNTS FOR RATE REGULATED ENTITIES:
    Assets                                                             $     754         $     706
                                                                       =========         =========
    Liabilities                                                        $   3,718         $   4,218
                                                                       =========         =========


8.   FINANCING

(A)  Notes Payable

At December 31, 1996, K N had a revolving credit agreement with seven banks to borrow for general corporate purposes, including commercial paper support, up to a total of $200 million. On March 7, 1997, this agreement was amended to include a total of 11 banks and to increase the amount of the credit facility to $350 million, (the "Pre-Acquisition Facility"). Borrowings were made at rates negotiated on the borrowing date and for a term of no more than 360 days. Under the credit agreement, K N agreed to pay a facility fee based on the total commitment, at rates which varied based on the financial rating of K N's long-term debt. Facility fees paid in 1997 and 1996 were $0.3 million and $0.2 million, respectively. At December 31, 1997, $100 million was outstanding under this credit agreement, compared with $40 million at December 31, 1996, and the agreement was terminated concurrently with the acquisition of MidCon as described following.

Commercial paper issued by K N and supported by short-term credit facilities represents unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1997, all commercial paper was redeemed within 61 days, with interest rates ranging from 5.20 to 7.40 percent. Commercial paper outstanding at December 31, 1997, and 1996, respectively, was $229.2 and $89.3 million. The weighted-average interest rates on short-term borrowings outstanding at December 31, 1997, and 1996, respectively, were 6.87 percent and
6.93 percent.

Average short-term borrowings outstanding during 1997 and 1996 were $200.4 million and $60.8 million, respectively. During 1997 and 1996, the weighted-average interest rates on short-term borrowings outstanding were 5.32 percent and 5.62 percent, respectively.

Effective with the acquisition of MidCon on January 30, 1998, the Pre-Acquistion Facility was replaced with a $4.5 billion credit facility (the "Bank Facility") consisting of (1) a $1.4 billion 11-month letter of credit facility (the "L/C Facility") to support the note issued to Occidental in conjunction with the purchase of MidCon, (2) a $2.1 billion, 364-day revolving facility (the "Acquisition Facility"), (3) a $400 million five-year revolving credit facility (the "$400 million Facility") providing for loans and letters of credit, of which the letter of credit usage may not exceed $100 million and (4) a 364-day $600 million revolving credit facility (the "$600 million Facility"). The L/C Facility and the Acquisition Facility may be used only in conjunction with the acquisition of MidCon. On February 3, 1998, the Company had fully utilized the Acquisition Facility and the L/C Facility. In addition, the Company had $150 million of borrowings and $23 million of letter of credit utilization under the $400 million Facility. The Company is in the process of implementing its plans to refinance the acquisition-related borrowings through the public issuance of common stock, trust securities and long-term debt. See Note 2 for additional information regarding the MidCon acquisition.

The Bank Facility includes covenants which are common in such arrangements, including requirements that (1) the ratio of the Company's total debt to total capitalization not exceed 87 percent initially, or 67 percent upon completion of the Company's refinancing plan for the MidCon acquisition borrowings and (2) the Company's consolidated net worth be at least $570 million plus (i) 50 percent of incremental consolidated net income and (ii) 80 percent of any increase in net worth resulting from the issuance of certain securities. In addition, a minimum interest coverage ratio requirement would be triggered if the Company's senior debt ratings fall below specified levels.

(B)  Long-Term Debt

                                                               DECEMBER 31
                                                               -----------
                                                          1997             1996
                                                          ----             ----
                                                            (In Thousands)
DEBENTURES:
    6.5% Series, Due 2013                             $  50,000        $  50,000
    7.85%  Series, Due 2022                              26,684           27,545
    8.75%  Series, Due 2024                              75,000           75,000
    7.35%  Series, Due 2026                             125,000          125,000
    6.67%  Series, Due 2027                             150,000                -
SINKING FUND DEBENTURES:
    9.95% Series, Due 2020                               20,000           20,000
    9.625% Series, Due 2021                              45,000           45,000
    8.35% Series, Due 2022                               35,000           35,000
Unamortized Debt Discount                                  (957)          (1,013)
SENIOR NOTES:
    7.27%, Due 1998-2002                                 25,000           30,000
    11.846% (AOG), Due 1998-1999                         11,875           18,661
Medium-Term Notes, 10.01%
    Average Rate, Due 1998-1999                           7,000            8,000
Other                                                    14,965           17,454
Current Maturities of Long-Term Debt                    (30,751)         (26,971)
                                                      ---------        ---------
Total Long-Term Debt                                  $ 553,816        $ 423,676
                                                      =========        =========

Maturities of long-term debt for the five years ending December 31, 2002, are as follows (in thousands):


YEAR                                                        AMOUNT
----                                                        ------
1998                                                       $30,751
1999                                                        13,089
2000                                                         5,000
2001                                                         6,000
2002                                                         8,250

On November 24, 1997, K N filed a shelf registration statement with the Securities and Exchange Commission ("SEC") allowing the Company to issue up to an aggregate of $500 million of common stock, and/or unsecured debt securities. In January 1998, the Company filed a shelf registration with the SEC on Form S-3 which, together with the $500 million filing in November 1997, now covers the issuance of a total of $4.0 billion of securities including common stock, stock purchase units, preferred trust securities, and unsecured debt. The registration statement became effective January 30, 1998.

On October 27, 1997, K N publicly sold $150 million of 6.67% debentures maturing on November 1, 2027. These debentures are callable by the Company any time after November 1, 2004 and are redeemable at the option of the registered holders on November 1, 2004. The Company used the net proceeds from the sale to reduce short-term indebtedness.

On July 26, 1996, K N sold publicly $125 million of 30-year 7.35% debentures at an all-in cost to the Company of 7.40 percent.

At December 31, 1997, and 1996, the carrying amount of the Company's long-term debt was $585.5 million and $451.7 million, respectively. The estimated fair values of the Company's long-term debt at 1997 and 1996 are shown in Note 14.

(C)  Capital Securities

On April 24, 1997, the Company sold $100 million of 8.56% Preferred Capital Trust Securities (the "Capital Securities") maturing on April 15, 2027. The sale was effected through a wholly owned business trust named K N Capital Trust I (the "Trust"). The Company used the net proceeds from the sale to reduce short-term indebtedness. The financial statements of the Trust are consolidated into the Company's consolidated financial statements, with the Capital Securities treated as a minority interest and shown in the Company's Consolidated Balance Sheet as "K N-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of K N." See Note 14 for the fair value of these securities.

(D)  Common Stock

On June 11, 1997, Cabot Corporation exercised the remaining warrants held by it and purchased, in an unregistered offering, 642,232 shares of K N's Common Stock, which were issued to Cabot Specialty Chemicals, Inc., in exchange for Cabot's payment of $11.3 million. After this exercise, Cabot Corporation owned 2,990,186 shares, or approximately 9 percent of the common stock of K N.

On August 6, 1996, K N sold publicly 1,715,000 shares of its common stock at $32.25 per share, less offering expenses. K N applied approximately $7.4 million of the net proceeds from the offering to redeem and cancel outstanding warrants to purchase a total of 545,200 shares of K N's common stock. In connection with this sale of K N common stock, Cabot Corporation sold 1,850,000 shares of K N common stock. K N did not receive any of the proceeds from the sale of K N common stock by Cabot Corporation.

9.   PREFERRED STOCK

The Company has authorized 200,000 shares of Class A and 2,000,000 shares of Class B preferred stock, all without par value.

(A)  Class A $5.00 Preferred Stock

At both December 31, 1997, and 1996, 70,000 shares of the Company's Class A $5.00 Cumulative Series preferred stock were outstanding. The Class A $5.00 Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time on 30 days' notice at $105 per share plus accrued dividends and has no sinking fund requirements.

(B)  Class B Preferred Stock

The Company did not have any outstanding shares of Class B Preferred Stock at December 31, 1997, or 1996. The remaining 5,720 shares of K N Class B $8.30 Preferred Stock subject to mandatory redemption were redeemed by the Company in 1996. In 1995, the Company redeemed 5,714 shares subject to mandatory redemption, and an additional 5,714 shares at $100 per share.

(C)  Rights of Preferred Shareholders

All outstanding series of preferred stock have voting rights. If, for any class of preferred stock, the Company (i) is in arrears on dividends, (ii) has failed to pay or set aside any amounts required to be paid or set aside for all sinking funds, or (iii) is in default on any of its redemption obligations, then no dividends shall be paid or declared on any class of stock junior to the preferred stock nor shall any of such stock be purchased or redeemed by the Company. Also, if dividends on any class of preferred stock are sufficiently in arrears, the holders of that stock may elect one-third of the Company's Board of Directors.

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

The fair value of these risk management instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all financial instruments used by the Company.

(A)  Energy Financial Instruments

The Company uses energy financial instruments to minimize its risk of price changes in the spot and fixed price natural gas and NGLs markets. Energy risk management products include commodity futures and options contracts, fixed-price swaps and basis swaps. Pursuant to its Board of Directors' approved guidelines, the Company is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is prohibited from engaging in speculative trading. Commodity-related activities of the risk management group are monitored by the Company's Risk Management Committee, which is charged with the review and enforcement of the Board of Directors' risk management guidelines. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expense in the periods in which the underlying physical transactions occur.

The differences between the current market value and the original physical contracts' value, associated with hedging activities, are reflected, depending on maturity, as deferred charges or credits and other current assets or liabilities in the accompanying Consolidated Balance Sheets. These deferrals are offset by the corresponding value of the underlying physical transactions. In the event energy financial instruments do not meet the criteria for hedge accounting, the deferred gains or losses associated with the corresponding financial instruments would be included in the results of operations in the current period. In the event energy financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains or losses on the energy financial instruments at the time of termination remain deferred until the period of physical delivery unless both the energy financial instruments and the items being hedged result in a loss. If this occurs, the loss is recorded immediately.

As of December 31, 1997, the Company had deferred a net loss of $11.8 million associated with hedging activities, of which $4.0 million relates to commodity contracts and $7.8 million to over-the-counter swaps and options. The deferrals are reflected as other current assets and deferred charges in the accompanying Consolidated Balance Sheet and will be matched with the corresponding underlying physical transactions. At December 31, 1997, the Company held notional long volumetric positions of 28.6 Bcf of gas, of which 7.6 Bcf short positions were held in gas commodity positions, and 36.2 Bcf long positions were held in over-the-counter swaps and options. Of the 28.6 Bcf notional total, associated physical transactions of 28.3 Bcf were expected to occur in 1998 and 0.3 Bcf in 1999 and 2000. A change of plus or minus 10 percent of the fair market prices of the above financial instruments would have the approximate effect of reducing or increasing the deferrals by $9.2 million, which would be offset by corresponding increases or decreases in the value of the underlying physical transactions.

(B)  Interest Rate Swaps

From time to time, the Company has entered into various interest rate swap and cap agreements for the purpose of managing interest rate exposure. Settlement amounts payable or receivable under these agreements are recorded as interest expense or income in the accounting period they are incurred. The notional principal covered under such arrangements for the periods presented are not material to the consolidated financial statements taken as a whole. As of December 31, 1997, all such agreements had expired.

11.  EMPLOYEE BENEFITS

(A)  Retirement Plans

The Company has defined benefit pension plans covering substantially all full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company's funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds.

Net periodic pension cost includes the following components (in thousands):

                                                        1997             1996              1995
                                                        ----             ----              ----
Service Cost - Benefits Earned During the Period      $  3,462         $  3,289          $  3,332
Interest Cost on Projected Benefit Obligation            7,155            6,756             6,372
Actual Return on Assets                                (23,663)         (18,243)          (17,569)
Net Amortization and Deferral                           13,076            8,896             8,415
                                                      --------         --------          --------
Net Periodic Pension Cost                             $     30         $    698          $    550
                                                      ========         ========          ========

The following table sets forth the plans' funded status and amounts recognized under the caption "Gas Imbalances and Other" in the Company's Consolidated Balance Sheets at December 31, 1997 and 1996 (in thousands):

                                                                   DECEMBER 31
                                                                   -----------
                                                               1997            1996
                                                               ----            ----
Actuarial Present Value of Benefit Obligations:
    Vested Benefit Obligation                               $ (92,292)       $(84,861)
                                                            =========        ========
    Accumulated Benefit Obligation                          $ (99,299)       $(90,779)
                                                            =========        ========
    Projected Benefit Obligation                            $(106,383)       $(97,182)
Plan Assets at Fair Value                                     141,423         123,736
                                                            ---------        --------
Plan Assets in Excess of Projected Benefit Obligation          35,040          26,554
Unrecognized Net Gain                                         (24,669)        (16,023)
Prior Service Cost Not Yet Recognized in Net Periodic
    Pension Costs                                                 138             155
Unrecognized Net Asset                                         (1,136)         (1,282)
                                                            ---------        --------
Prepaid Pension Cost                                        $   9,373        $  9,404
                                                            =========        ========


The rate of increase in future compensation and the expected long-term rate of return on plan assets were 3.5 and 8.5 percent, respectively, for both 1997 and 1996. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25 percent for 1997 and
7.5 percent for 1996.

For 1997, seven percent, and for 1996 an amount equal to a maximum of 10 percent, of eligible employee compensation was contributed to the Employees Retirement Fund Trust Profit Sharing Plan (the "Profit Sharing Plan"), a defined contribution plan. In 1997 and 1996, the Company's contribution was determined by comparing actual results to a predetermined graduated scale of annual operating income goals. Prior to 1996 the Company contributed an amount equal to the lesser of 10 percent of the Company's net income or 10 percent of eligible employee compensation to the Profit Sharing Plan. Contributions by the Company were $5.3 million, $6.6 million, and $5.6 million for 1997, 1996 and 1995, respectively, 50 percent of which was in the form of the Company's common stock.

(B)  Other Postretirement Employee Benefits

The Company has a defined benefit postretirement plan providing medical care benefits upon retirement for all eligible employees with at least five years of credited service as of January 1, 1993, and also covers their eligible dependents. Retired employees are required to contribute monthly amounts which depend upon the retired employee's age, years of service upon retirement and date of retirement.

This plan also provides life insurance benefits upon retirement for all employees with at least 10 years of credited service who are age 55 or older when they retire. The Company pays for a portion of the life insurance benefit. Employees may, at their option, increase the benefit by making contributions from age 55 until age 65 or retirement, whichever is earlier. The Company funds the future expected postretirement benefit costs under the plan by making payments to Voluntary Employee Benefit Association trusts. The Company's funding policy is to contribute amounts within the deductible limits imposed on Internal Revenue Code Sec. 501(c)(9) trusts. Plan assets consist primarily of pooled fixed income funds.

Net periodic postretirement benefit cost includes the following components (in thousands):

                                                       1997        1996        1995
                                                       ----        ----        ----
Service Cost - Benefits Earned During the Period      $  205      $  324      $  378
Interest Cost on APBO                                  1,394       1,392       1,381
Actual Return on Assets                                 (159)       (114)       (156)
Net Amortization and Deferral                            811         894         884
                                                      ------      ------      ------
Net Periodic Postretirement Benefit Cost              $2,251      $2,496      $2,487
                                                      ======      ======      ======


The following table sets forth the plan's funded status and the amounts recognized in the Company's Consolidated Balance Sheets as follows (in thousands):

                                                               DECEMBER 31
                                                               -----------
                                                         1997             1996
                                                         ----             ----
Accumulated Postretirement Benefit Obligation:
    Retirees                                          $ (13,824)       $ (15,578)
    Eligible Active Plan Participants                    (1,949)          (1,549)
    Ineligible Active Plan Participants                  (3,995)          (2,294)
                                                      ---------        ---------
Total APBO                                              (19,768)         (19,421)
Plan Assets at Fair Value                                 3,569            3,192
                                                      ---------        ---------
APBO in Excess of Plan Assets                          (16,199)         (16,229)
Unrecognized Net Gain                                     (681)          (1,179)
Unrecognized Transition Obligation                      13,936           14,865
                                                      --------         --------
Accrued Postretirement Benefit Cost                   $ (2,944)        $ (2,543)
                                                      ========         ========

The weighted-average discount rate used in determining the actuarial present value of the APBO was 7.25 percent in 1997 and 7.5 percent in 1996. The assumed health care cost trend rate was seven percent for 1997 and beyond. A one-percentage-point increase in the assumed health care cost trend rate for each future year would have increased the aggregate of the service and interest cost components of the 1997 net periodic postretirement benefit cost by approximately $14,000 and would have increased the APBO as of December 31, 1997, by approximately $198,000.

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

The Company accounts for its plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The Company recorded compensation expense totaling $2.4 million, $0.8 million, and $0.2 million for 1997, 1996 and 1995, respectively, relating to restricted stock grants awarded under the plans.

Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and diluted earnings per share would have been reduced to the following pro forma amounts (in thousands except per share amounts):

                                              1997        1996         1995
                                              ----        ----         ----
NET INCOME:
         As Reported                         $77,497     $63,819      $52,522
                                             =======     =======      =======
         Pro Forma                           $73,028     $62,497      $52,101
                                             =======     =======      =======

EARNINGS PER SHARE:
         As Reported                         $  2.45     $  2.14      $  1.83
                                             =======     =======      =======
         Pro Forma                           $  2.30     $  2.10      $  1.82
                                             =======     =======      =======

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $0.4 million, $0.4 million and $0.3 million related to the purchase discount offered under the ESP Plan for 1997, 1996 and 1995, respectively.

The Company may sell up to 600,000 shares of stock to its eligible employees under the ESP Plan. Employees purchased 88,135 shares, 87,615 shares, and 95,572 shares for plan years 1997, 1996 and 1995, respectively, and have purchased 572,734 shares through the 1997 plan year. Shares are issued in the month following the end of each plan year. Employees purchase shares through voluntary payroll deductions at a 15 percent discount from the market value of the common stock, as defined in the plan. The weighted-average fair value per share of purchase rights granted in 1997, 1996 and 1995 was $9.72, $6.45 and $5.35, respectively.

                                                 OPTION SHARES
                                                    GRANTED
                         SHARES SUBJECT             THROUGH                                 EXPIRATION
     PLAN NAME             TO THE PLAN              12/31/97          VESTING PERIOD          PERIOD
     ---------             -----------              --------          --------------          ------
     1982 Plan                888,525                888,525             Immediate           10 years
1982 Directors' Plan          124,393                124,393             Three years         10 years
     1986 Plan                412,500                412,500             Immediate           10 years
     1988 Plan                412,500                412,500             Immediate           10 years
1992 Directors' Plan          350,000                122,250             Immediate           10 years
     LTIP Plan              2,200,000              2,078,785             0 - 5 years         5 - 10 years
      AOG Plan                517,000                517,000             Three years         10 years


Under all plans, except the LTIP Plan and the AOG Plan, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Under the LTIP Plan options may be granted at less than 100 percent of the market value of the stock at the date of grant. Certain restricted stock awards include provisions accelerating the lapsing of restrictions in the event certain operating goals are met.

At December 31, 1997, 161 employees, officers and directors of the Company held options under the plans. A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:

                                                 1997                         1996                            1995
                                                 ----                         ----                            ----
                                                       WTD AVG                        WTD AVG                         WTD AVG
                                                       EXERCISE                       EXERCISE                        EXERCISE
                                     SHARES             PRICE         SHARES           PRICE         SHARES            PRICE
                                     ------             -----         ------           -----         ------            -----
OUTSTANDING AT BEGINNING
    OF YEAR                         1,726,487           $27.78      1,164,510          $21.25      1,214,024           $18.49
Granted                               752,402           $28.52        925,126          $31.61        348,200           $25.87
Exercised                            (253,050)          $21.17       (329,574)         $15.88       (373,423)          $16.54
Forfeited                             (79,129)          $28.45        (33,575)         $23.69        (24,291)          $21.80
                                    ---------            -----      ---------           -----      ---------            -----

OUTSTANDING AT END OF YEAR          2,146,710           $28.79      1,726,487          $27.78      1,164,510           $21.25
                                    =========           ======      =========          ======      =========           ======

EXERCISABLE AT END OF YEAR            895,415           $29.62        604,962          $24.52        584,902           $18.16
                                    =========           ======      =========          ======      =========           ======

WEIGHTED-AVERAGE FAIR VALUE
   OF OPTIONS GRANTED               $  15.71                        $    9.53                      $    4.71
                                    ========                        =========                      =========


The following table sets forth K N's December 31, 1997 price ranges, common stock options outstanding, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price.

                                   OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------       -------------------------------------
                                                                           WTD AVG
                                                      WTD AVG              REMAINING                                     WTD AVG
     PRICE                  NUMBER                   EXERCISE             CONTRACTUAL            NUMBER                  EXERCISE
     RANGE                OUTSTANDING                  PRICE                  LIFE             EXERCISABLE                PRICE
     -----                -----------                  -----                  ----             -----------                -----
$ 0.00 - $25.19              801,335                  $14.62                  5.65               406,541                  $21.49
$28.00 - $36.06              840,974                  $34.65                  8.50               329,083                  $34.12
$37.31 - $52.13              504,401                  $41.53                  9.53               159,791                  $41.03
                           ---------                                                             -------
                           2,146,710                  $28.79                  7.68               895,415                  $29.62
                           =========                                                             =======

The weighted-average fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5 percent, expected weighted-average lives of 4 years and expected volatility of 20 percent for grants in 1997, 1996 and 1995; and expected dividend yields of 2.5 percent for grants in 1997 and 1996 and 3.5 percent for grants in 1995.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

(A)  Leases

The Company has entered into several lease agreements that are classified as operating leases including those referred to in Notes 2 and 3(A).

Expenses incurred under operating leases were $33.0 million in 1997, $22.3 million in 1996 and $16.2 million in 1995. Excluding the assumption of operating leases of MidCon, future minimum commitments under major operating leases as of December 31, 1997 are as follows (in thousands):


YEAR ENDING
DECEMBER 31                                                         AMOUNT
-----------                                                         ------
1998                                                              $ 36,254
1999                                                                35,802
2000                                                                39,363
2001                                                                41,432
2002                                                                34,838
Thereafter                                                         248,551
                                                                  --------
Total Commitments                                                 $436,240
                                                                  ========

(B)  Basket Agreement

Under terms of an agreement (the "Basket Agreement") entered into with Cabot as part of AOG's acquisition of Cabot's natural gas pipeline business, AOG and Cabot equally shared net payments made in settlement of certain liabilities related to operations of the acquired business prior to the acquisition date The Basket Agreement was settled in 1997, without a material impact on the Company's financial position or results of operations.

(C)  Guarantees of Unconsolidated Subsidiaries' Debt

The Company executed guarantees of two unconsolidated subsidiaries' revolving credit agreements with Credit Lyonnais, effective July 19, 1996. One guarantee is for TransColorado Gas Transmission Company ("TransColorado") for a maximum of $7.5 million due by December 31, 1999, and another guarantee is for Coyote

Gas Treating, LLC ("Coyote") for a maximum of $10 million due by December 31, 1999. As of December 31, 1997, $6.4 and $8.7 million, respectively, represent the guaranteed amounts by the Company borrowed against the TransColorado and Coyote agreements.

(D)  Capital Expenditures Budget

The consolidated capital expenditures budget for 1998 totals $149.5 million, (before adjustment to reflect the consolidation with MidCon). Approximately $15.1 million had been committed for the purchase of plant and equipment at December 31, 1997.

14.  FAIR VALUE

The following fair values of investments, Long-Term Debt, Capital Securities and K N Preferred Stock were estimated based on an evaluation made by an independent securities analyst. Fair values of Energy Financial Instruments, net reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all instruments used by the Company.

                                                                  DECEMBER 31
                                                                  -----------
                                                  1997                                  1996
                                                  ----                                  ----
                                        CARRYING           FAIR               CARRYING           FAIR
                                          VALUE            VALUE                VALUE            VALUE
                                                                 (In Millions)
FINANCIAL ASSETS
TBI Class A Preferred Stock              $ 25.6           $   (i)              $ 25.6            $   (i)
TBI Common Stock                         $ 17.7           $ 17.7               $ 19.2            $ 19.2
Energy Financial Instruments, net             -                -               $  1.8            $  1.8

FINANCIAL LIABILITIES
   Long-Term Debt                        $585.5           $622.1               $451.7            $471.7
   Capital Securities                    $100.0           $100.7               $    -            $    -
   Energy Financial Instruments, net     $ 11.8           $ 11.8               $    -            $    -
   K N Class A $5.00 Preferred Stock     $  7.0           $  6.0               $  7.0            $  5.3


(i)  Fair values for TBI Class A Preferred Stock are not readily available.

15.  MAJOR CUSTOMER

Sales to Atmos Energy Corporation and affiliates comprised 10 percent of consolidated revenues in 1995.

16.  BUSINESS SEGMENT INFORMATION

The Company is a natural gas energy products and services provider engaged in the following activities:

o gathering, processing, marketing, transporting and storing natural gas; providing field services to natural gas producers and marketing NGLs (Gathering, Processing and Marketing Services);
o interstate storing and transporting natural gas (Interstate Transportation and Storage Services);
o providing retail natural gas sales and transportation services (Retail Natural Gas Services).

The Company was involved in developing and producing natural gas and crude oil in 1995 (Gas and Oil Production).

BUSINESS SEGMENT INFORMATION
(Before Intersegment Eliminations)

                                                        1997             1996               1995
                                                        ----             ----               ----
                                                                     (In Thousands)
OPERATING REVENUES:
Gathering, Processing and Marketing Services          $1,930,360       $1,256,478        $  890,455
Interstate Transportation and Storage Services            79,811           71,769            64,405
Retail Natural Gas Services                              256,837          225,432           232,317
Gas and Oil Production                                         -                -            10,721
Intersegment Eliminations                               (121,890)        (113,197)          (86,500)
                                                      ----------       ----------        ----------
                                                      $2,145,118       $1,440,482        $1,111,398
                                                      ==========       ==========        ==========
OPERATING INCOME:
Gathering, Processing and Marketing Services          $   74,373       $   74,460        $   64,623
Interstate Transportation and Storage Services            35,024           29,460            17,933
Retail Natural Gas Services                               32,852           30,881            32,995
Gas and Oil Production                                         -                -              (189)
                                                      ----------       ----------        ----------

OPERATING INCOME                                         142,249          134,801           115,362
Other Income and (Deductions)                            (29,091)         (35,085)          (33,790)
                                                      ----------       ----------        ----------
INCOME BEFORE INCOME TAXES                            $  113,158       $   99,716        $   81,572
                                                      ==========       ==========        ==========

IDENTIFIABLE ASSETS (AT DECEMBER 31):
Gathering, Processing and Marketing Services          $1,165,086       $  869,141        $  685,023
Interstate Transportation and Storage Services           493,864          315,503           178,882
Retail Natural Gas Services                              491,719          419,415           328,166
Gas and Oil Production                                         -                -            36,451
Corporate *                                              155,136           25,661            28,935
                                                      ----------       ----------        ----------
                                                      $2,305,805       $1,629,720        $1,257,457
                                                      ==========       ==========        ==========

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
Gathering, Processing and Marketing Services          $   34,769       $   31,654        $   26,510
Interstate Transportation and Storage Services             9,063            8,078             7,767
Retail Natural Gas Services                               12,162           11,480            11,006
Gas and Oil Production                                         -                -             4,608
                                                      ----------       ----------        ----------
                                                      $   55,994       $   51,212        $   49,891
                                                      ==========       ==========        ==========

CAPITAL EXPENDITURES AND ACQUISITIONS:
Gathering, Processing and Marketing Services          $  236,728       $   96,486        $   67,774
Interstate Transportation and Storage Services           188,893          150,640            11,200
Retail Natural Gas Services                               39,228           28,770            30,080
Gas and Oil Production                                         -                -             6,156
                                                      ----------       ----------        ----------
                                                      $  464,849       $  275,896        $  115,210
                                                      ==========       ==========        ==========


*    Principally cash and investments in equity of unconsolidated subsidiaries

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES
QUARTERLY OPERATING RESULTS FOR 1997 AND 1996

(In Thousands Except Per Share Amounts)

                                                                         1997
                                                                         ----
                                                  FIRST          SECOND          THIRD           FOURTH
                                                  -----          ------          -----           ------
Operating Revenues                               $489,473       $357,847        $515,137        $782,661
Operating Income                                   39,905         23,932          32,382          46,030
Net Income                                         20,358         10,872          17,808          28,459
Preferred Dividends                                    88             87              88              87
Earnings Available for Common Stock              $ 20,270       $ 10,785        $ 17,720        $ 28,372
                                                 ========       ========        ========        ========
Number of Common Shares Used In
     Computing  Basic Earnings Per Share           30,518         30,787          31,372          31,558
                                                 ========       ========        ========        ========
Number of Common Shares Used In
     Computing  Diluted Earnings Per Share         30,169         31,377          31,709          31,997
                                                 ========       ========        ========        ========

Basic Earnings Per Common Share                  $   0.66       $   0.35        $   0.56        $   0.90
                                                 ========       ========        ========        ========
Diluted Earnings Per Common Share                $   0.65       $   0.34        $   0.56        $   0.89
                                                 ========       ========        ========        ========


                                                                         1996
                                                                         ----
                                                  FIRST          SECOND          THIRD           FOURTH
                                                  -----          ------          -----           ------
Operating Revenues                               $384,440       $277,148        $303,632        $475,262
Operating Income                                   35,776         22,084          30,157          46,784
Net Income                                         17,507          8,848          13,693          23,771
Preferred Dividends                                   100             99              99             100
Earnings Available for Common Stock              $ 17,407       $  8,749        $ 13,594        $ 23,671
                                                 ========       ========        ========        ========
Number of Common Shares Used In
     Computing  Basic Earnings Per Share           28,265         28,411          29,509          30,221
                                                 ========       ========        ========        ========
Number of Common Shares Used In
     Computing  Diluted Earnings Per Share         28,945         29,181          30,046          30,875
                                                 ========       ========        ========        ========

Basic Earnings Per Common Share                  $   0.62       $   0.31        $   0.46        $   0.78
                                                 ========       ========        ========        ========
Diluted Earnings Per Common Share                $   0.60       $   0.30        $   0.46        $   0.78
                                                 ========       ========        ========        ========



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no such matters during 1997.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)  Identification of Directors

     For information regarding the Directors, see pages 2-9 of the 1998 Proxy Statement.

(B)  Identification of Executive Officers

     See Executive Officers of the Registrant under Part I.


(C)  Identification of Certain Significant Employees

     None.

(D)  Family Relationships

     See "Election of Directors" on page 7 of the 1998 Proxy Statement.

(E)  Business Experience

     See Executive Officers of the Registrant under Part I. For business experience of the Directors, see pages 3-6 of the 1998 Proxy Statement.

(F)  Involvement in Certain Legal Proceedings

     None.

(G)  Promoters and Control Persons

     None.

ITEM 11: EXECUTIVE COMPENSATION

See "Director Compensation," "Report of the Compensation Committee on Executive Compensation," "Executive Compensation," "Stock Options," "Performance Graph," "Pension and Supplemental Benefits" and "Severance and Other Agreements" on pages 8-21 of the 1998 Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the following pages of the 1998 Proxy Statement: (i) Pages 3-7 relating to common stock owned by directors; (ii) page 19, "Executive Stock Ownership;" and (iii) pages 31-32, "Principal Shareholders."

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

See "Relationship Between Certain Directors and the Company" on page 7 of the 1998 Proxy Statement.

(B)  Certain Business Relationships

See "Relationship Between Certain Directors and the Company"on page 7 of the 1998 Proxy Statement.

(C)  Indebtedness of Management

See "Relationship Between Certain Directors and the Company" on page 7 of the 1998 Proxy Statement.

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

         Form of Change of Control Severance Agreement (Exhibit 10(u) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Form of Incentive Stock Option Agreement (Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Form of Restricted Stock Agreement (Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Employment Agreement dated March 21, 1996 between K N Energy, Inc. and Murray R. Smith (Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         (b)      Reports on Form 8-K

On October 27, 1997, a Current Report on Form 8-K was filed to report that on that date K N Energy, Inc. sold $150 million of its 6.67% debentures due November 1, 1997 pursuant to an underwritten public offering.

*        Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   K N ENERGY, INC.
                                   (Registrant)
March 5, 1998                     By  /s/ Clyde E. McKenzie
                                     -------------------------
                                     Clyde E. McKenzie
                                     Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Edward H. Austin, Jr.                         Director
------------------------------
Edward H. Austin, Jr.

/s/ Charles W. Battey                             Director
------------------------------
Charles W. Battey

/s/ Stewart A. Bliss                              Director
------------------------------
Stewart A. Bliss

/s/ David W. Burkholder                           Director
------------------------------
David W. Burkholder

/s/ David M. Carmichael                           Director
------------------------------
David M. Carmichael

/s/ Robert H. Chitwood                            Director
------------------------------
Robert H. Chitwood

/s/ Howard P. Coghlan                             Director
------------------------------
Howard P. Coghlan

/s/ Jordan L. Haines                              Director
------------------------------
Jordan L. Haines

/s/ Larry D. Hall                                 Chairman, President, Chief Executive Officer
------------------------------                    and Director (Principal Executive Officer)
Larry D. Hall

/s/ William J. Hybl                               Director
------------------------------
William J. Hybl

/s/ Richard D. Kinder                             Director
------------------------------
Richard D. Kinder

/s/ Clyde E. McKenzie                             Vice President and Chief Financial Officer
------------------------------                    (Principal Financial and Accounting Officer)
Clyde E. McKenzie

/s/ Edward Randall, III                           Director
------------------------------
Edward Randall, III

/s/ John F. Riordan                               Director
------------------------------
John F. Riordan

/s/ James C. Taylor                               Director
------------------------------
James C. Taylor

/s/ H. A. True, III                               Director
------------------------------
H. A. True, III


                   Exhibit Index                                                        Page Number
                   -------------                                                        -----------
List of Executive Compensation Plans and Arrangements...........................            55-56
Exhibit 2(a) - Stock Purchase Agreement, dated December
  18, 1997, between K N Energy, Inc. and Occidental
  Petroleum Corporation (Exhibit 2.1, File No. 333-44421)*
Exhibit 2(b) - Amendment No. 1 to Stock Purchase Agreement,
  dated January 30,1998, between K N Energy, Inc. and
  Occidental Petroleum Corporation (Attached hereto as Exhibit 2(b))**
Exhibit 3(a) - Restated Articles of Incorporation
  (Exhibit 3(a) to the Annual Report on Form 10-K
  for the year ended December 31, 1994)*
Exhibit 3(b) - By-Laws of the Company, as amended
  (Exhibit 3(b) to the Annual Report on Form 10-K
  for the year ended December 31, 1996)*
Exhibit 4(a) - Indenture dated as of September 1,
  1988, between K N Energy, Inc. and Continental
  Illinois National Bank and Trust Company of Chicago
  (Exhibit 1.2, Current Report on Form 8-K
  Dated October 5, 1988)*
Exhibit 4(b) - First supplemental indenture dated
  as of January 15, 1992, between K N Energy, Inc.
  and Continental Illinois National Bank and Trust
  Company of Chicago (Exhibit 4.2, File No. 33-45091)*
Exhibit 4(c) - Second supplemental indenture dated
  as of December 15, 1992, between K N Energy, Inc.
  and Continental Bank, National Association (Exhibit
  1.2 Current Report on Form 8-K dated December 15,
  1992)*
Exhibit 4(d) - Indenture dated as of November 20,
  1993, between K N Energy, Inc. and Continental
  Bank, National Association (Exhibit 4.1, File No.
  33-51115)* Note - Copies of instruments relative
  to long-term debt in authorized amounts that do
  not exceed 10 percent of the consolidated total
  assets of the Company and its subsidiaries have
  not been furnished. The Company will furnish such
  instruments to the Commission upon request
Exhibit 4(e) - $600,000,000 364-Day Credit
   Agreement among K N Energy, Inc., certain banks
   listed therein and Morgan Guaranty Trust Company
   of New York as Administrative Agent (Attached
   hereto as Exhibit 4(e))**
Exhibit 4(f) - $400,000,000 Five-Year Credit
   Agreement among K N Energy, Inc., certain banks
   listed therein and Morgan Guaranty Trust Company
   of New York as Administrative Agent (Attached
   hereto as Exhibit 4(f))**
Exhibit 4(g) - $2,100,000,000 364-Day Credit
   Agreement among K N Energy, Inc., certain banks
   listed therein and Morgan Guaranty Trust Company
   of New York as Administrative Agent (Attached
   hereto as Exhibit 4(g))**
Exhibit 4(h) - $1,394,846,122 Reimbursement
   Agreement among K N Energy, Inc., certain banks
   listed therein and Morgan Guaranty Trust Company
   of New York as Administrative Agent (Attached
   hereto as Exhibit 4(h))**
Exhibit 10(a) - Form of Key Employee Severance
  Agreement (Exhibit 10.2, Amendment No. 1 on Form
  8 dated September 2, 1988 to the Annual Report on
  Form 10-K for the year ended December 31, 1987)*
Exhibit 10(b) - 1982 Stock Option Plan for Non-Employee


                   Exhibit Index                                                        Page Number
                   -------------                                                        -----------
  Directors of the Company with Form of
  Grant Certificate (Exhibit 10.3, Amendment No. 1
  on Form 8 dated September 2, 1988 to the Annual
  Report on Form 10-K for the year ended
  December 31, 1987)*
Exhibit 10(c) - 1982 Incentive Stock Option Plan
for key employees of the Company (Exhibit 10.4,
  Amendment No. 1 on Form 8 dated September 2, 1988
  to the Annual Report on Form 10-K for the year ended
  December 31, 1987)*
Exhibit 10(d) - 1986 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.5,
  Amendment No. 1 on Form 8 dated September 2, 1988
  to the Annual Report on Form 10-K for the year
  ended December 31, 1987)*
Exhibit 10(e) - 1988 Incentive Stock Option Plan
  for key employees of the Company (Exhibit 10.6,
  Amendment No. 1 on Form 8 dated September 2, 1988
  to the Annual Report on Form 10-K for the year
  ended December 31, 1987)*
Exhibit 10(f) - Form of Grant Certificate for
  Employee Stock Option Plans (Exhibit 10.7,
  Amendment No. 1 on Form 8 dated September 2, 1988
  to the Annual Report on Form 10-K for the year
  ended December 31, 1987)*
Exhibit 10(g) - Directors' Deferred Compensation
  Plan Agreement (Exhibit 10.8, Amendment No. 1 on
  Form 8 dated September 2, 1988 to the Annual
  Report on Form 10-K for the year ended December
  31, 1987)*
Exhibit 10(h) - 1987 Directors' Deferred Fee Plan
  As Amended and Form of Participation Agreement
  regarding the Plan (Exhibit 10(h) to the Annual
  Report on Form 10-K for the year ended December
  31, 1995)*
Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
  Directors of the Company with Form of Grant Certificate
  (Exhibit 4.1, File No. 33-46999)*
Exhibit 10(j) - 1994 K N Energy, Inc. Long-Term Incentive Plan
  (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
  on Schedule 14-A)*
Exhibit 10(k) - K N Energy, Inc. 1996 Executive
  Incentive Plan (Exhibit 10(l) to the Annual
  Report on Form 10-K for the year ended
  December 31, 1995)*
Exhibit 10(l) - K N Energy, Inc. Nonqualified
  Deferred Compensation Plan (Exhibit 10(m) to the
  Annual Report on Form 10-K for the year ended
  December 31, 1994)*
Exhibit 10(m) - K N Energy, Inc. Nonqualified
  Retirement Income Restoration Plan (Exhibit 10(n)
  to the Annual Report on Form 10-K for the year
  ended December 31, 1994)*
Exhibit 10(n) - K N Energy, Inc. Nonqualified
  Profit Sharing Restoration Plan (Exhibit 10(o) to
  the Annual Report on Form 10-K for the year ended
  December 31, 1994)*
Exhibit 10(o) - Employment Agreement dated December 14, 1995 between K N Energy, Inc. and Morton C. Aaronson
  (Exhibit 10(p) to the Annual Report on Form 10-K for the year ended
   December 31, 1995)*


                   Exhibit Index                                                        Page Number
                   -------------                                                        -----------
Exhibit 10(p) - Letter Agreement dated December 4,
  1995 between K N Energy, Inc. and Charles W.
  Battey (Exhibit 10(q) to the Annual Report on
  Form 10-K for the year ended December 31, 1995)*
Exhibit 10(q) - Amended and Restated Basket
  Agreement dated as of June 30, 1990, by and
  between American Pipeline Company ("APC"), Cabot
  and Cabot Transmission Corporation (Exhibit
  10.5(a) to the Annual Report on Form 10-K for
  American Oil and Gas Corporation ("AOG") for the
  year ended December 31, 1993)*
Exhibit 10(r) - First Amendment to Amended and
  Restated Omnibus Acquisition Agreement and
  Amended and Restated Basket Agreement dated as of
  March 31, 1992 by and among AOG, APC, Cabot and
  Cabot Transmission (Exhibit 10.5(d) to the Annual
  Report on Form 10-K for AOG for the year ended
  December 31, 1993)*
Exhibit 10(s) - Rights Agreement between K N
   Energy, Inc. and the Bank of New York, as Rights
   Agent, dated as of August 21, 1995 (Exhibit 1 on
  Form 8-A dated August 21, 1995)*
Exhibit 10(t) - K N Energy, Inc. Performance
  Incentive Plan (Exhibit 10(u) to the Annual
  Report on Form 10-K for the year ended December
  31, 1995)*
Exhibit 10(u) - Form of Change of Control Severance
  Agreement (Exhibit 10(u) to the Annual Report on
  Form 10-K for the year ended December 31, 1996)*
Exhibit 10(v) - Form of Incentive Stock Option
  Agreement (Exhibit 10(v) to the Annual Report on
  Form 10-K for the year ended December 31, 1996)*
Exhibit 10(w) - Form of Restricted Stock Agreement
  (Exhibit 10(w) to the Annual Report on Form 10-K
  for the year ended December 31, 1996)*
Exhibit 10(x) - Employment Agreement dated March
  21, 1996 between K N Energy, Inc. and Murray R.
  Smith (Exhibit 10(x) to the Annual Report on Form
  10-K for the year ended December 31, 1996)*
Exhibit 10(y) - Intrastate Pipeline System Lease,
  dated December 31, 1996, between MidCon Texas
  Pipeline, L.P. and MidCon Texas Pipeline
  Operator, Inc. (Attached hereto as Exhibit 10(y))**
Exhibit 10(z) - Amendment Number One To Intrastate Pipeline System
  Lease, dated January 31, 1998, between MidCon Texas Pipeline, L.P.
  and MidCon Texas Pipeline Operator, Inc.
  (Attached hereto as Exhibit 10(z))**
Exhibit 12 - Ratio of Earnings to Fixed Charges................                                61
Exhibit 13 - 1997 Annual Report to Shareholders***..............                               62
Exhibit 21 - Subsidiaries of the Registrant.....................                            63-65
Exhibit 23 - Consent of Independent Public Accountants..........                               66
Exhibit 27 - Financial Data Schedule****
Exhibit 99 - Consent of Independent Public Accountants..........                               67



*        Incorporated herein by reference.
**       Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.
****     Included in SEC copy only.