Form 10-Q
period 1998-03-31
K N ENERGY INC
filed 1998-05-14
CIK 54502

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               ------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File Number                    1-6446
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

                                    Yes   X   No
                                       ------   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 150,000,000 shares; outstanding 44,706,488 shares as of April 30, 1998.

                                                                       Form 10-Q

                        K N ENERGY, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                                    Contents




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)                                                                          Page Number
                     Consolidated Balance Sheets...................................................................       3 & 4
                     Consolidated Statements of Income.............................................................           5

                     Consolidated Statements of Cash Flows.........................................................       6 & 7
                     Notes to Consolidated Financial Statements....................................................      8 - 12

  Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...........................................................     13 - 18

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................................         19

SIGNATURE...........................................................................................................         20

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)




                                                                 MARCH 31     DECEMBER 31
                                                                   1998           1997
                                                               ------------   ------------
ASSETS:
CURRENT ASSETS:

Cash and Cash Equivalents                                      $     28,298   $     22,471
Restricted Deposits                                                  16,264         11,339
U.S. Government Securities                                          884,223             --
Accounts Receivable                                                 737,106        409,937
Materials and Supplies                                               32,682         13,476
Gas in Underground Storage                                           59,041         33,558
Prepaid Expenses                                                     27,974         22,194
Gas Imbalances                                                       76,015         46,171
Other                                                                19,624         17,384
                                                               ------------   ------------
                                                                  1,881,227        576,530
                                                               ------------   ------------
INVESTMENTS                                                         180,690        149,869
                                                               ------------   ------------
PROPERTY, PLANT AND EQUIPMENT                                     7,636,234      1,971,601
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                      560,433        550,626
                                                               ------------   ------------
                                                                  7,075,801      1,420,975
                                                               ------------   ------------
DEFERRED CHARGES AND OTHER ASSETS                                   128,863        158,431
                                                               ------------   ------------
TOTAL ASSETS                                                   $  9,266,581   $  2,305,805
                                                               ============   ============

The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)



                                                                              MARCH 31       DECEMBER 31
                                                                                1998            1997
                                                                             ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:

Current Maturities of Long-Term Debt                                         $     19,055    $     30,751
Notes Payable                                                                     385,000         329,200
Substitute Note                                                                 1,394,846              --
Accounts Payable                                                                  664,530         334,418
Accrued Expenses                                                                   81,029          37,264
Accrued Taxes                                                                      46,274           7,445
Gas Imbalances                                                                     97,133          37,516
Other                                                                             135,163          20,217
                                                                             ------------    ------------
                                                                                2,823,030         796,811
                                                                             ------------    ------------
DEFERRED LIABILITIES, CREDITS AND RESERVES:
Deferred Income Taxes                                                           1,935,541         168,583
Other                                                                             206,378          26,160
                                                                             ------------    ------------
                                                                                2,141,919         194,743
                                                                             ------------    ------------
LONG-TERM DEBT                                                                  2,894,864         553,816
                                                                             ------------    ------------
K N-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL TRUST SECURITIES OF
  SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF K N                               100,000         100,000
                                                                             ------------    ------------
MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                       50,750          47,303
                                                                             ------------    ------------
STOCKHOLDERS' EQUITY:
Preferred Stock-
  Authorized - Class A, 200,000 Shares: Class B, 2,000,000 Shares,
    Without Par Value
  Redeemable Solely at Option of Company at $105 Per Share - Class A,
    $5.00 Cumulative Series; 70,000 Shares Outstanding                              7,000           7,000
                                                                             ------------    ------------
Common Stock-
  Authorized - 150,000,000 Shares, Par Value $5 Per Share
  Outstanding - 44,691,823 and 32,024,557 Shares, Respectively                    223,459         160,123
Additional Paid-in Capital                                                        840,510         270,678
Retained Earnings                                                                 195,582         185,658
Deferred Compensation                                                              (9,818)         (9,203)
Treasury Stock, at Cost - 18,005 and 28,482 Shares, Respectively                     (715)         (1,124)
                                                                             ------------    ------------
Total Common Stockholders' Equity                                               1,249,018         606,132
                                                                             ------------    ------------
Total Stockholders' Equity                                                      1,256,018         613,132
                                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  9,266,581    $  2,305,805
                                                                             ============    ============

The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                         --------------------------
                                                                             1998           1997
                                                                         -----------    -----------
OPERATING REVENUES:

Upstream Gathering and Processing Services                               $   132,620    $   121,831
Midstream Sales, Transportation and Storage Services                         235,906         83,919
Downstream Retail and Marketing Services                                     875,729        397,943
Intersegment Eliminations                                                    (79,805)      (114,220)
                                                                         -----------    -----------
Total Operating Revenues                                                   1,164,450        489,473
                                                                         -----------    -----------

OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales                                       953,647        380,813
Operations and Maintenance                                                    78,661         48,408
Depreciation and Amortization                                                 41,453         14,300
Taxes, Other Than Income Taxes                                                12,148          6,047
Merger-related Costs                                                           4,353             --
                                                                         -----------    -----------
Total Operating Costs and Expenses                                         1,090,262        449,568
                                                                         -----------    -----------

OPERATING INCOME                                                              74,188         39,905
                                                                         -----------    -----------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense                                                             (52,304)        (9,656)
Minority Interests                                                            (2,829)          (503)
Other, Net                                                                    16,702          2,314
                                                                         -----------    -----------
Total Other Income and (Deductions)                                          (38,431)        (7,845)
                                                                         -----------    -----------

INCOME BEFORE INCOME TAXES                                                    35,757         32,060
Income Taxes                                                                  13,249         11,702
                                                                         -----------    -----------

NET INCOME                                                                    22,508         20,358
Less - Preferred Stock Dividends                                                  88             88
                                                                         -----------    -----------

EARNINGS AVAILABLE FOR COMMON STOCK                                      $    22,420    $    20,270
                                                                         ===========    ===========

Number of Shares Used in Computing
   Basic Earnings Per Common Share                                            35,090         30,518
                                                                         ===========    ===========

BASIC EARNINGS PER COMMON SHARE                                          $      0.64    $      0.66
                                                                         ===========    ===========

Number of Shares Used in Computing
   Diluted Earnings Per Common Share                                          35,619         31,169
                                                                         ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                                        $      0.63    $      0.65
                                                                         ===========    ===========

DIVIDENDS PER COMMON SHARE                                               $      0.28    $      0.27
                                                                         ===========    ===========

The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                              $    22,508    $    20,358
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization                                                                41,453         14,300
Deferred Income Taxes                                                                         7,213          4,042
Deferred Purchased Gas Costs                                                                 17,414        (11,297)
Provision for Losses on Accounts Receivable                                                      39            233
(Gain) Loss on Sale of Facilities                                                            (8,252)            --
Proceeds from Gas Contract Settlement                                                        27,500             --
Change in Gas in Underground Storage                                                          2,214         13,633
Changes in Other Working Capital Items                                                        7,951        (17,261)
Changes in Deferred Revenues                                                                 (1,466)           506
Other, Net                                                                                  (25,551)        18,823
                                                                                        -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                     91,023         43,337
                                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                                        (81,163)       (44,853)
Cash Paid for Acquisition of MidCon, Net of Cash Acquired                                (2,139,752)            --
Other Acquisitions                                                                           (9,137)       (93,729)
Investments                                                                                  (2,526)       (16,127)
Purchase of U.S. Government Securities                                                     (884,223)            --
Proceeds from Sales of Assets                                                                25,152            407
                                                                                        -----------    -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                              (3,091,649)      (154,302)
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                                                         55,800        132,700
Long-Term Debt - Issued                                                                   2,362,000             --
Long-Term Debt - Retired                                                                    (20,662)        (6,001)
Common Stock Issued in Public Offering                                                      650,000             --
Other Common Stock Issuance                                                                   4,070          1,544
Treasury Stock - Issued                                                                         409            567
               - Acquired                                                                        --           (586)
Cash Dividends - Common                                                                     (12,496)        (8,259)
               - Preferred                                                                      (88)           (88)
Minority Interests - Contributions                                                           13,311             --
                   - Distributions                                                               --           (197)
Securities Issuance Costs                                                                   (45,891)            --
                                                                                        -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                                  3,006,453        119,680
                                                                                        -----------    -----------

Net Increase in Cash and Cash Equivalents                                                     5,827          8,715
Cash and Cash Equivalents at Beginning of Period                                             22,471         10,339
                                                                                        -----------    -----------
Cash and Cash Equivalents at End of Period                                              $    28,298    $    19,054
                                                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                                                                       Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
K N Energy, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)





                                                                        THREE MONTHS ENDED
                                                                              MARCH 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    -----------    -----------
CHANGES IN OTHER WORKING CAPITAL ITEMS:
  (NET OF EFFECTS OF ACQUISITIONS AND DIVESTITURE)

Accounts Receivable                                                 $    72,952    $    88,362
Materials and Supplies Inventory                                         (7,514)           403
Other Current Assets                                                    (11,796)        14,707
Accounts Payable                                                        (60,688)      (103,008)
Other Current Liabilities                                                14,997        (17,725)
                                                                    -----------    -----------
                                                                    $     7,951    $   (17,261)
                                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for:
   Interest (Net of Amount Capitalized)                             $    31,120    $    13,199
                                                                    ===========    ===========
   Income Taxes Paid (Refunded), Net                                $      (228)   $     1,559
                                                                    ===========    ===========

                                                                       Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

As used herein, "K N" or "the Company" refers to K N Energy, Inc. and its consolidated subsidiaries unless the context otherwise requires. In the opinion of Management, all adjustments necessary for a fair presentation of the results for the unaudited interim periods have been made. Except as explicitly noted, these adjustments consist solely of normal recurring accruals. Certain prior period amounts have been reclassified to conform with the current presentation.

2.       Acquisitions and Divestiture

On April 23, 1998, K N announced that it had agreed to purchase partnership interests in four independent power plants in Colorado from Denver-based Thermo Cos. ("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Fort Lupton (272 megawatts) and Greeley (108 megawatts) and sell their power output to Public Service Co. of Colorado under long-term contracts. The purchase, subject to the completion of certain agreements involving an existing partner in certain of the generating facilities, is expected to be paid for over a three-year period, with the initial payment of $35 million to be made using 100% K N common stock and the remaining two payments (in 1999 and 2000) being a combination of cash and K N common stock as agreed to by the parties, with the default mix being 50% stock and 50% cash.

In March 1998, K N completed the sale of its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. K N received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.5 million or $0.15 per diluted share after tax). Concurrently with the sale, K N received approximately $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount will be amortized by K N over a period of years as the associated volumes are sold.

On January 30, 1998, pursuant to a definitive stock purchase agreement (the "Agreement"), K N acquired all of the outstanding shares of capital stock of MidCon Corp. ("MidCon") from Occidental Petroleum Corporation ("Occidental") for $2.1 billion in cash and the assumption of a $1.39 billion note (the "Substitute Note"), at which time MidCon became a wholly owned subsidiary of K N Energy, Inc. (the "Acquisition"). The Substitute Note bears interest at 5.798%, is due January 4, 1999, and is required to be collateralized by U.S. government securities, letters of credit or a combination thereof. In conjunction with the Acquisition, K N also assumed MidCon's obligation to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of approximately $30 million. The Acquisition was initially financed through a combination of commitments referred to as the bank facility (see Note 3).

MidCon is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities, and industrial and commercial users. Prior to the acquisition, MidCon also purchased electricity from electric utilities and other electric power producers and marketers and resold the electricity to wholesale and end-use customers. MidCon's pipeline subsidiaries operate over 13,000 miles of natural gas pipelines located in the center of the North American pipeline grid, with access to major supply and market

                                                                       Form 10-Q

areas. MidCon is also one of the nation's largest natural gas storage operators and owns and operates several natural gas gathering and natural gas processing facilities.

The Acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed have been preliminarily recorded at their respective estimated fair market values as of the acquisition date. The final fair market values will be assigned after completion of a more extensive review of the relevant assets, liabilities and issues identified as of the acquisition date, and may differ materially from the preliminary values. The preliminary allocation of purchase price resulted in the recognition of a gas plant acquisition adjustment of approximately $4.3 billion, representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America ("NGPL") over its historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 36 years, approximately the estimated remaining useful life of NGPL's interstate pipeline system and, for the quarter ended March 31, 1998, approximately $19.8 million was charged to expense (representing the two months subsequent to the Acquisition). The assets, liabilities and results of operations of MidCon are included with those of the Company beginning with the acquisition date.

The following pro forma information gives effect to the acquisition of MidCon as if the business combination had occurred at the beginning of each period presented. The pro forma adjustments which have been made are based on a preliminary allocation of the purchase price to assets acquired and liabilities assumed and do not reflect adjustments for anticipated operating efficiencies and cost savings which K N expects to achieve in conjunction with the acquisition. In addition, no pro forma adjustments have been made for the post-acquisition refinancings completed by K N. This unaudited pro forma information should be read in conjunction with the accompanying interim Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and with the previously-filed unaudited pro forma consolidated financial statements and related notes. This pro forma information is not necessarily indicative of the financial results which would have occurred had the Acquisition taken place on the dates indicated, nor is it necessarily indicative of future financial results.



                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                --------------------------------------

Unaudited Pro Forma Financial Information                                             1998                   1997
                                                                                    --------               --------
                                                                                       (dollars in millions, except
                                                                                            per share amounts)
Operating Revenues                                                                  $1,432.5               $1,342.8
Net Income                                                                          $   26.5               $   36.9
Diluted Earnings per Common Share                                                   $   0.75               $   1.21
Weighted Average Shares Outstanding (in thousands)                                    35,090                 30,518


In December 1997, K N acquired Interenergy Corporation ("Interenergy"), a diversified energy company involved with natural gas gathering, processing and marketing in the Rocky Mountain and mid-continent states. In a transaction accounted for as a purchase, K N exchanged 544,604 shares of K N common stock for all the outstanding shares of Interenergy and assumed Interenergy's debt. Also in December 1997, K N purchased an equity interest in Red Cedar Gathering Company ("Red Cedar"), a gathering system located in the northern San Juan Basin on the Southern Ute Indian Reservation in La Plata County, Colorado.
Red Cedar is jointly-owned by the Southern Ute Indian Tribe.

                                                                       Form 10-Q

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

3.       Business Segments

K N Energy, Inc. has adopted a strategy of extracting profit from the energy value stream which extends from the purchase or production of the fuel through the sale of the energy to the end-user. Consistent with this strategy, K N manages its business and has segregated its activities into three business segments, "Upstream", "Midstream" and "Downstream", based on where in the value stream such activities are conducted. In general, these segments are also differentiated by the nature of their processes, their principal suppliers and their target markets and customers. The Company's Upstream operations consist of
(i) natural gas gathering, (ii) natural gas processing and (iii) natural gas liquids ("NGLs") extraction and marketing; Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines; Downstream operations consist of energy marketing and regulated natural gas distribution.

The accounting policies applied in the generation of segment information are generally the same as those described in the summary of significant accounting policies in K N's 1997 Report on Form 10-K except that, in general, items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance. In addition, certain items included in operating income (such as the merger-related costs included in the first quarter of 1998) are not allocated to individual business segments. With adjustment for these items, K N currently evaluates business segment performance primarily based on operating income in relation to the level of capital employed. In general, intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some instances, book value. For comparative purposes, prior period results and balances have been reclassified to conform to the current presentation.

                                                                       Form 10-Q


                                                                        Three Months Ended March 31, 1998
                                              -------------------------------------------------------------------------------------
                                                  Upstream         Midstream        Downstream          Other         Consolidated
                                                  --------         ---------        ----------          -----         ------------
                                                                              (millions of dollars)
Revenues from External Customers                  $115.3           $  180.1          $  869.1         $   --            $1,164.5
Intersegment Revenues                             $ 17.3           $   55.8          $    6.7         $   --                79.8
Operating Income (Loss)                           $ (8.3)          $   79.3          $    7.6         $   (4.4)(1)          74.2
Other Income and (Deductions)                                                                                              (38.4)
                                                                                                                        --------
Income Before Income Taxes                                                                                              $   35.8
                                                                                                                        ========
Total Assets at March 31, 1998                    $594.4           $6,521.9          $1,040.8         $1,109.5 (2)      $9,266.6



                                                                        Three Months Ended March 31, 1997
                                              -------------------------------------------------------------------------------------
                                                  Upstream         Midstream        Downstream          Other         Consolidated
                                                  --------         ---------        ----------          -----         ------------
                                                                              (millions of dollars)
Revenues from External Customers                  $ 91.5           $   41.6          $  356.4         $   --            $  489.5
Intersegment Revenues                             $ 30.4           $   42.3          $   41.5         $   --               114.2
Operating Income                                  $  8.3           $   15.1          $   16.5         $   --                39.9
Other Income and (Deductions)                                                                                               (7.8)
                                                                                                                        --------
Income Before Income Taxes                                                                                              $   32.1
                                                                                                                        ========


(1) Represents costs related to the MidCon Merger (see Note 2).
(2) Corporate assets represent principally cash, restricted deposits, U.S. government securities and investments in unconsolidated subsidiaries.


4.       Financing

The total amount of funds required by K N to complete the Acquisition, pay related fees and expenses and to repay borrowings under K N's existing credit facility was approximately $2,518 million which was financed through borrowings under credit agreements dated January 30, 1998 (the "Bank Facility") among K N, Morgan Guaranty Trust Company of New York and a syndicate of other lenders. A working capital facility replaced the revolving credit agreement previously in place (the "Pre-Acquisition Facility"). An acquisition facility was also part of the overall Bank Facility structure. See Note 8(A) of Notes to Consolidated Financial Statements on pages 41-42 of K N's 1997 Annual Report on Form 10-K for additional information regarding the Bank Facility and the Pre-Acquisition Facility. In addition to the working capital and acquisition components of the Bank Facility explained preceding, K N assumed a short-term note for $1,395 million (the "Substitute Note") which, pursuant to the Agreement, was initially collateralized by letters of credit issued under a commitment for that purpose within the Bank Facility.

In March 1998, K N received net proceeds of approximately $624.6 million from an underwritten public offering of 12,500,000 shares of K N common stock and approximately $2,341.5 million from the concurrent underwritten public offerings of senior debt securities of varying maturities totaling $2.35 billion. The net proceeds from these offerings were used to refinance borrowings under the Bank Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

Following are the principal amounts, maturity dates and coupon rates for the senior debt securities issued:



         $500 million - 6.45% Senior Notes due March 1, 2003
         $500 million - 6.65% Senior Notes due March 1, 2005
         $300 million - 6.80% Senior Notes due March 1, 2008
         $500 million - 7.25% Senior Debentures due March 1, 2028
         $150 million - 7.45% Senior Debentures due March 1, 2098
         $400 million - 6.30% Reset Put Securities due March 1, 2021

                                                                       Form 10-Q


The 2003 Senior Notes and the 2005 Senior Notes are not redeemable prior to maturity. The 2008 Senior Notes, 2028 Senior Debentures and 2098 Senior Debentures are redeemable as a whole or in part, at the option of the Company at any time, at redemption prices defined in the associated prospectus supplement. The Reset Put Securities due March 1, 2021 (the "2021 REPS") are subject to mandatory redemption from the then-existing holders on March 1, 2001 either (i) through the exercise of a call option by Morgan Stanley & Co. International Limited (the "Callholder") or (ii) in the event the Callholder does not exercise the call option, the automatic exercise of a mandatory put by First Trust National Association on behalf of the holders. The $12 million of proceeds received by K N from the Callholder as consideration for the call option are being amortized as an adjustment to the effective interest rate on the 2021 REPS. If the Callholder elects to exercise the call option, the interest rate will be reset at that time.

In April 1998, K N sold $175 million of 7.63% Capital Securities (the "Capital Securities") due April 15, 2028, in an underwritten public offering. The sale was effected through a wholly owned business trust, K N Capital Trust III (the "Trust"). The Company used the net proceeds from the offering to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

The financial statements of the Trust will be consolidated into the Company's consolidated financial statements, with the Capital Securities treated as a minority interest and included in the Company's consolidated balance sheet under the caption "K N-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of K N."

5.       Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. Currently, the only difference between "net income" and "comprehensive income" for K N is the unrealized gain or loss on its investment in available-for-sale securities which is recorded directly to stockholders' equity. For the quarters ended March 31, 1998 and 1997, the respective unrealized after-tax investment gain (loss) was $1.8 million and $(1.4) million, resulting in comprehensive income of $24.3 million and $19.0 million, respectively.

                                                                       Form 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in K N's 1997 Report on Form 10-K. Due to the seasonal variations in energy demand, among other factors, the interim results which follow may not be indicative of the results to be expected for an entire year. As discussed in Note 2 to the accompanying interim Consolidated Financial Statements, the Company has engaged in acquisition and divestiture transactions which affect the comparison of results between periods.

Certain information contained herein may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that these statements are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein include, among other factors, the pace of deregulation of retail natural gas and electricity markets in the United States, federal and state regulatory developments, the timing and extent of changes in commodity prices for oil, gas, NGLs, electricity, certain agricultural products and interest rates, the extent of success in acquiring natural gas facilities, the timing and success of efforts to develop power, pipeline and other projects, political developments in foreign countries, and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements.


CONSOLIDATED FINANCIAL RESULTS

Consolidated net income for the first quarter of 1998 was $22.5 million, a $2.1 million (10.3%) increase from 1997 first-quarter net income of $20.4 million. After deduction for preferred dividends, diluted earnings per share was $0.63 and $0.65 in the first quarter of 1998 and 1997, respectively, based on respective weighted average common shares outstanding of 35.6 million and 31.2 million. The increased number of common shares outstanding in the first quarter of 1998 was principally due to the early March 1998 public sale of $12.5 million shares of common stock as described in Note 4 to the accompanying interim Consolidated Financial Statements. Results for the first quarter of 1998 included (i) a pre-tax charge of approximately $4.4 million (approximately $2.7 million or $0.08 per diluted share after tax) due to costs attributable to the acquisition and integration of MidCon, principally severance and relocation costs associated with current or former K N employees and (ii) a pre-tax gain of approximately $8.5 million (approximately $5.5 million or $0.15 per diluted share after tax) from the sale of K N's Kansas natural gas distribution properties (see Note 2 to the accompanying interim Consolidated Financial Statements).

RESULTS OF OPERATIONS

Following is a discussion of (i) operating results by business segment, (ii) "Other income (Deductions)" and (iii) "Income Taxes". In conjunction with the adoption of Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", and reflecting the Company's strategy of extracting margins from the various segments of the energy value stream, the Company has segregated its results of operations into its "Upstream", "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and
(iii) natural gas liquids

                                                                       Form 10-Q

("NGLs") extraction and marketing activities; Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines; Downstream activities consist of energy marketing and regulated natural gas distribution. For comparative purposes, the Company's previously reported results have been restated to conform to the current presentation. Segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data given following are before intersegment eliminations.



                                                                 THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------
                                                                     (DOLLARS IN MILLIONS)

                                                                                      INCREASE
UPSTREAM GATHERING AND PROCESSING                                1998         1997   (DECREASE)
                                                               --------    --------  ----------
Operating Revenues

  Gas Sales                                                    $   50.3    $   40.7   $    9.6
  Natural Gas Liquids Sales                                        55.8        65.7       (9.9)
  Gathering, Transportation and Other                              26.5        15.4       11.1
                                                               --------    --------   --------
                                                                  132.6       121.8       10.8
                                                               --------    --------   --------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                          102.0        93.5        8.5
  Operations and Maintenance                                       29.7        14.6       15.1
  Depreciation and Amortization                                     6.0         3.8        2.2
  Taxes, Other Than Income Taxes                                    3.2         1.6        1.6
                                                               --------    --------   --------
                                                                  140.9       113.5       27.4
                                                               --------    --------   --------

Operating Income (Loss)                                        $   (8.3)   $    8.3   $  (16.6)
                                                               ========    ========   ========

Systems Throughput (Trillion Btus)
  Gas Sales                                                        24.8        14.5       10.3
  Gathering and Transportation                                     85.6        51.5       34.1
                                                               --------    --------   --------
                                                                  110.4        66.0       44.4
                                                               --------    --------   --------

Natural Gas Liquids Sales (Million Gallons)
  Company-Owned and Processed                                     154.4       103.4       51.0
  Third-Party Marketed                                             25.4        47.0      (21.6)
                                                               --------    --------   --------
                                                                  179.8       150.4       29.4
                                                               ========    ========   ========

Upstream operating income decreased from income of $8.3 million in the first quarter of 1997 to a loss of $(8.3) million in the first quarter of 1998, a decline of $16.6 million. Approximately $2.8 million (16.9%) of this unfavorable variance was attributable to the first-quarter 1998 net results of Upstream assets not owned or operated in the first quarter of 1997, including Bushton, Interenergy and the gathering and processing assets of MidCon (see Note 2 to the accompanying interim consolidated financial statements). The addition of these assets was principally responsible for the increases in operating revenues, operating expenses and volumes shown preceding, while the associated net negative operating results were principally due to relatively low NGL prices as discussed following which reduced margins from processing. With respect to the $13.8 million negative variance associated with assets and operations included in both quarters, approximately $8.7 million (63.0%) was attributable to a decline in NGL prices from the first quarter of 1997 to the first quarter of 1998. Average NGL sales prices during these periods declined by approximately $0.11 per gallon (26.8%). The remaining unfavorable variance was principally attributable to reduced NGL recoveries at certain processing facilities and a refund of certain previously recorded gathering revenues.

                                                                       Form 10-Q



                                                               THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                                 (DOLLARS IN MILLIONS)

                                                                                     INCREASE
MIDSTREAM SALES, TRANSPORTATION AND STORAGE                  1998        1997       (DECREASE)
                                                          ----------   ----------   ----------
Operating Revenues
  Transportation and Storage                              $     87.8   $     39.6   $     48.2
  Other                                                        148.1         44.3        103.8
                                                          ----------   ----------   ----------
                                                               235.9         83.9        152.0
                                                          ----------   ----------   ----------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                        86.2         41.2         45.0
  Operations and Maintenance                                    32.9         18.2         14.7
  Depreciation and Amortization                                 30.7          6.7         24.0
  Taxes, Other Than Income Taxes                                 6.8          2.7          4.1
                                                          ----------   ----------   ----------
                                                               156.6         68.8         87.8
                                                          ----------   ----------   ----------

Operating Income                                          $     79.3   $     15.1   $     64.2
                                                          ==========   ==========   ==========

Systems Throughput (Trillion Btus)                             416.7        136.7        280.0
                                                          ==========   ==========   ==========


Midstream operating income increased from $15.1 million in the first quarter of 1997 to $79.3 million in the first quarter of 1998, an increase of $64.2 million. This increase in operating income, as well as the significant increases in operating revenues, operating expenses and volumes as shown preceding, was principally attributable to the inclusion, in the first quarter of 1998, of two months of operating results for the interstate and intrastate pipeline operations of MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements) and a full quarter of results from the Pony Express Pipeline, which was placed in service in the fourth quarter of 1997. These incremental operations were responsible for approximately $71.1 million of first-quarter 1998 operating income. The unfavorable variance of $6.9 million associated with other operations in the Midstream segment was principally due to a first-quarter 1998 decline in the profitability of certain Texas intrastate pipeline operations due to a decline in sales volumes under certain contracts resulting from (i) LDC unbundling and (ii) relatively warmer first-quarter 1998 weather. Additional unfavorable variance was attributable to the impact of relatively warmer first-quarter 1998 weather on throughput and margins for the remainder of K N's midstream operations.

                                                                       Form 10-Q



                                                                   THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------------
                                                                      (DOLLARS IN MILLIONS)

                                                                                          INCREASE
DOWNSTREAM RETAIL AND MARKETING                                1998          1997        (DECREASE)
                                                          ------------   ------------   ------------
Operating Revenues
    Gas Sales                                             $      863.4   $      378.5   $      484.9
    Transportation and Other                                      12.3           19.4           (7.1)
                                                          ------------   ------------   ------------
                                                                 875.7          397.9          477.8
                                                          ------------   ------------   ------------
Operating Costs and Expenses
    Gas Purchases and Other Costs of Sales                       844.4          360.2          484.2
    Operations and Maintenance                                    16.8           15.7            1.1
    Depreciation and Amortization                                  4.8            3.8            1.0
    Taxes, Other Than Income Taxes                                 2.1            1.7            0.4
                                                          ------------   ------------   ------------
                                                                 868.1          381.4          486.7
                                                          ------------   ------------   ------------

Operating Income                                          $        7.6   $       16.5   $       (8.9)
                                                          ============   ============   ============

Systems Throughput (Trillion Btus)
    Gas Sales                                                    352.6          132.6          220.0
    Transportation                                                 4.7            4.2            0.5
                                                          ------------   ------------   ------------
                                                                 357.3          136.8          220.5
                                                          ============   ============   ============

Downstream operating income decreased from $16.5 million in the first quarter of 1997 to $7.6 million in the first quarter of 1998, a decrease of $8.9 million (53.9%), principally due to a decline of $6.7 million in operating income attributable to limited sales of storage gas. Operating income for the first quarter of 1998 also reflected a small positive contribution due to the addition of the downstream activities of MidCon and Interenergy subsequent to their acquisition (see Note 2 to the accompanying interim Consolidated Financial Statements). In addition, the substantial increases in operating revenues, operating expenses and volumes are largely due to the first-quarter 1998 impact of these activities which were not a part of K N in the first quarter of 1997. Activities included in both periods also experienced significant increases in volume as well as associated operating revenues and expenses principally due to intensified marketing efforts supported by an increased marketing staff. A small decrease in the contribution from regulated retail activities reflected sales volumes of approximately 6% below the first quarter of 1997, largely due to warmer first-quarter 1998 weather.



                                                                THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------
                                                                    (DOLLARS IN MILLIONS)

                                                                                       EARNINGS
                                                                                       INCREASE
OTHER INCOME AND (DEDUCTIONS)                                1998          1997       (DECREASE)
                                                          ----------    ----------    ----------
Interest Expense                                          $    (52.3)   $     (9.7)   $    (42.6)
Minority Interests                                              (2.8)         (0.5)         (2.3)
Other, Net                                                      16.7           2.4          14.3
                                                          ----------    ----------    ----------
                                                          $    (38.4)   $     (7.8)        (30.6)
                                                          ==========    ==========    ==========

The increase of $42.6 million in interest expense from the first quarter of 1997 to the first quarter of 1998 is principally due to the incremental debt associated with (i) the acquisition of MidCon effective January 30, 1998, (see
Note 2 to the accompanying interim Consolidated Financial Statements) and (ii) the construction cost of the Pony Express Pipeline, which was placed in service during the latter part of 1997. The increased first-quarter 1998 net expense associated with "Minority Interests" was principally due to the dividend requirement associated with the $100 million of Capital Trust Securities issued in April 1997. The increase of $14.3 million in "Other, Net" from the first quarter of 1997 to the first quarter of 1998 was principally due to (i) the first-quarter 1998 gain of $8.5 million from K N's sale of its Kansas natural gas distribution

                                                                       Form 10-Q

properties, (ii) the increase of $2.6 million in interest income attributable to earnings on the U.S. government securities held as collateral for the Substitute
Note issued in conjunction with the acquisition of MidCon and (iii) an increase of $3.8 million in first-quarter 1998 income attributable to equity in the earnings of unconsolidated subsidiaries (see Note 2 to the accompanying interim Consolidated Financial Statements).




                                                                         THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------------
                                                                             (DOLLARS IN MILLIONS)

                                                                                                 INCREASE
INCOME TAXES                                                           1998          1997       (DECREASE)
                                                                    ----------    ----------    ----------

Provisions                                                          $    13.25    $    11.70    $     1.55
                                                                    ==========    ==========    ==========
Effective Tax Rate                                                        36.9%         36.5%          0.4%
                                                                    ==========    ==========    ==========


Of the $1.55 million increase in income tax expense from the first quarter of 1997 to the first quarter of 1998, approximately $1.35 million (87.2%) was attributable to an increase in 1998 pre-tax income and the balance of approximately $0.2 million (12.8%) was attributable to a minor increase in the first-quarter 1998 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The following table illustrates the sources of the Company's invested capital for the last three years and at March 31, 1998 and 1997. The balances at March 31, 1998 reflect the incremental capital associated with the acquisition of MidCon, including the post-acquisition refinancings completed in the first quarter of 1998. In addition, during April 1998, the Company issued $175 million of Capital Trust Securities. For additional information on these financing activities, see Note 4 to the accompanying interim Consolidated Financial Statements.



                                                MARCH 31                         DECEMBER 31
                                      ---------------------------  ------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
                                         1998            1997          1997            1996            1995
                                      ----------    ------------    ----------    ------------    ------------

Long-Term Debt                        $2,894,864    $    414,689    $  553,816    $    423,676    $    315,564
Common Equity                          1,249,018         534,080       606,132         519,794         426,760
Preferred Stock                            7,000           7,000         7,000           7,000           7,572
Capital Trust Securities                 100,000              --       100,000              --              --
                                      ----------    ------------    ----------    ------------    ------------
   Capitalization                      4,250,882         955,769     1,266,948         950,470         749,896
Short-Term Debt                        1,798,901(1)      291,971       359,951         156,271         116,197
                                      ----------    ------------    ----------    ------------    ------------
   Invested Capital                   $6,049,783    $  1,247,740    $1,626,899    $  1,106,741    $    866,093
                                      ==========    ============    ==========    ============    ============

Capitalization:
  Long-Term Debt                            68.1%           43.4%         43.7%           44.6%           42.1%
  Common Equity                             29.4%           55.9%         47.8%           54.7%           56.9%
  Preferred Stock                            0.2%            0.7%          0.6%            0.7%            1.0%
  Capital Trust Securities                   2.3%            0.0%          7.9%            0.0%            0.0%

Invested Capital:
  Total Debt(2)                             77.6%           56.6%         56.2%           52.4%           49.9%
  Equity, Including Capital
   Trust Securities                         22.4%           43.4%         43.8%           47.6%           50.1%

(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon.

(2) If the government securities held as collateral are offset against the related debt, the ratio of total debt to total capitalization is 73.7%.

                                                                       Form 10-Q

The following discussion of cashflows should be read in conjunction with the accompanying interim Consolidated Statement of Cash Flows and related Supplemental Disclosures and with the Consolidated Statement of Cash Flows included in the Company's 1997 Report on Form 10-K.

NET CASH FLOWS FROM OPERATING ACTIVITIES

"Net Cash Flows From Operating Activities" increased from approximately $43.3 million in the first quarter of 1997 to approximately $91.0 million in the first quarter of 1998, an increase of approximately $47.7 million (110.2%). This increase was principally attributable to (i) the increase in first-quarter 1998 earnings before non-cash charges and credits, largely due to the inclusion of the results of operations of MidCon for two months (see Note 2 to the accompanying interim Consolidated Financial Statements), (ii) the first-quarter 1998 receipt of $27.5 million in settlement of a gas contract and (iii) an increase in first-quarter 1998 cash provided from miscellaneous working capital items. These favorable variances were partially offset by cash used in the first quarter of 1998 for miscellaneous non-working capital items.

NET CASH FLOWS FROM INVESTING ACTIVITIES

"Net Cash Flows Used in Investing Activities" increased from approximately $154.3 million in the first quarter of 1997 to approximately $3.1 billion in the first quarter of 1998, an increase of approximately $2.9 billion principally due to (i) the $2.1 billion of net cash paid in the first quarter of 1998 and (ii) the purchase of approximately $0.9 billion of U.S. government securities to be held as collateral for the Substitute Note, in each case in conjunction with the acquisition of MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements). Increased first-quarter 1998 cash used for capital expenditures was largely offset by cash received from sales of assets and reduced cash used for the purchase of investments.

NET CASH FLOWS FROM FINANCING ACTIVITIES

"Net Cash Flows From Financing Activities" increased from approximately $119.7 million in the first quarter of 1997 to approximately $3.0 billion in the first quarter of 1998, an increase of approximately $2.9 billion. This increase reflected the receipt of (i) approximately $2.36 billion in conjunction with the public sale of debt securities and (ii) approximately $650 million in conjunction with the public sale of common stock (in each case representing the refinancing of acquisition debt associated with the purchase of MidCon), net of associated issuance costs of approximately $45.9 million (see Notes 2 and 4 to the accompanying interim Consolidated Financial Statements).

The Company's principal source of short-term liquidity is its bank facility (see Note 8 (A) of Notes to Consolidated Financial Statements included in K N's 1997 Annual Report on Form 10-K) which makes available a total working capital line of $1 billion. At March 31, 1998, the Company had borrowed $250 million under this facility and had issued $135 million of commercial paper. The Company believes its remaining capacity under this facility is adequate for its expected short-term cash requirements.

                                                                       Form 10-Q

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits
         27 - Financial Data Schedule

(B)  Reports on Form 8-K

Current Report on Form 8-K dated January 5, 1998 to report the entering into a stock purchase on December 18, 1997 for the acquisition of MidCon Corp. from Occidental Petroleum Corporation.

Current Report on Form 8-K dated January 16, 1998 to present MidCon Corp. and subsidiaries financial statements for the year ended December 31, 1996, the nine months ended September 30, 1997 and unaudited pro forma consolidated financial information.

Amended Current Report on Form 8-K/A filed February 12, 1998 to report the closing of the acquisition of MidCon Corp. from Occidental Petroleum Corporation on January 30, 1998 and to present audited financial statements for MidCon Corp. and subsidiaries financial statements for the three years ended December 31, 1997 and unaudited pro forma condensed balance sheet at September 30, 1997 and unaudited pro forma condensed statements of income for the year ended December 31, 1996 and the nine months ended September 30, 1997.

Current Report on Form 8-K dated March 6, 1998 to report the issuance of debt securities in the aggregate amount of $2,350,000,000 and equity securities in the aggregate amount of $650,000,000.

                                                                       Form 10-Q


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                K N ENERGY, INC.
                                (Registrant)



May 14, 1998                    /s/ Clyde E. McKenzie
                                -----------------------------------------------
                                Clyde E. McKenzie
                                Vice President and Chief Financial Officer
                                (On Behalf of the Registrant and as
                                Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX




EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

27                       Financial Data Schedule