Form 10-Q
period 1998-06-30
K N ENERGY INC
filed 1998-08-13
CIK 54502

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              ---------------------------------------------
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    ---------------------

Commission File Number                  1-6446
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

Common stock, $5 par value; authorized 150,000,000 shares;
-------------------------------------------------------------------------
outstanding 44,990,698 shares as of July 31, 1998.
-------------------------------------------------------------------------

                                                        Form 10-Q

                K N ENERGY, INC. AND SUBSIDIARIES
                            FORM 10-Q
                   QUARTER ENDED JUNE 30, 1998
                            Contents

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)                         Page Number

           Consolidated Balance Sheets..............................     3 & 4
           Consolidated Statements of Income........................         5
           Consolidated Statements of Cash Flows....................         6
           Notes to Consolidated Financial Statements...............    7 - 13

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................   14 - 21

PART II.   OTHER INFORMATION

 Item 1.  Legal Proceedings.........................................        22
 Item 4.  Submission of Matters to a Vote of Security Holders.......   22 - 23
 Item 6.  Exhibits and Reports on Form 8-K..........................        23

SIGNATURE...........................................................        24

                                                        Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                  June 30        December 31
                                                    1998            1997
                                              --------------    --------------

ASSETS:
Current Assets:
Cash and Cash Equivalents                      $   37,882       $   22,471
Restricted Deposits                                13,487           11,339
U.S. Government Securities                      1,061,203                -
Accounts Receivable                               569,730          409,937
Materials and Supplies                             48,944           13,476
Gas in Underground Storage                        123,289           33,558
Prepaid Expenses                                   25,400           22,194
Gas Imbalances                                     87,929           46,171
Other                                              29,879           17,384
                                               ----------       ----------
                                                1,997,743          576,530
                                               ----------       ----------

Investments                                       190,252          149,869
                                               ----------       ----------

Property, Plant and Equipment                   7,486,380        1,971,601
Less Accumulated Depreciation and Amortization    620,531          550,626
                                               ----------       ----------
                                                6,865,849        1,420,975
                                               ----------       ----------

Deferred Charges and Other Assets                 160,731          158,431
                                               ----------       ----------
Total Assets                                   $9,214,575       $2,305,805
                                               ==========       ==========

The accompanying notes are an integral part of these statements.

                                                        Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                            June 30        December 31
                                                              1998            1997
                                                         ------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-Term Debt                     $   15,687       $   30,751
Notes Payable                                               525,200          329,200
Substitute Note                                           1,394,846                -
Accounts Payable                                            469,739          334,418
Accrued Expenses                                            124,770           37,264
Accrued Taxes                                                45,214            7,445
Gas Imbalances                                              103,585           37,516
Other                                                        94,589           20,217
                                                         ----------       ----------
                                                          2,773,630          796,811
                                                         ----------       ----------
Deferred Liabilities, Credits and Reserves:
Deferred Income Taxes                                     1,545,296          168,583
Other                                                       404,807           26,160
                                                         ----------       ----------
                                                          1,950,103          194,743
                                                         ----------       ----------

Long-Term Debt                                            2,891,998          553,816
                                                         ----------       ----------

K N-Obligated Mandatorily Redeemable Preferred
 Capital Trust Securities of Subsidiary Trusts
  Holding Solely Debentures of K N                          275,000          100,000
                                                         ----------       ----------

Minority Interests in Equity of Subsidiaries                 58,815           47,303
                                                         ----------       ----------

Stockholders' Equity:
Preferred Stock-
 Authorized - Class A, 200,000 Shares:
  Class B, 2,000,000 Shares,Without Par Value
 Redeemable Solely at Option of Company at
  $105 Per Share - Class A, $5.00 Cumulative
   Series; 70,000 Shares Outstanding                          7,000            7,000
                                                         ----------       ----------
Common Stock-
 Authorized - 150,000,000 Shares, Par Value $5 Per Share
 Outstanding - 44,985,031 and 32,024,557 Shares,
  Respectively                                              224,925          160,123
Additional Paid-in Capital                                  845,095          270,678
Retained Earnings                                           199,636          185,658
Deferred Compensation                                       (10,636)          (9,203)
Treasury Stock, at Cost - 22,384 and 28,482 Shares,
 Respectively                                                  (991)          (1,124)
                                                         ----------       ----------
Total Common Stockholders' Equity                         1,258,029          606,132
                                                         ----------       ----------
Total Stockholders' Equity                                1,265,029          613,132
                                                         ----------       ----------
Total Liabilities and Stockholders' Equity               $9,214,575       $2,305,805
                                                         ==========       ==========


The accompanying notes are an integral part of these statements.

                                                        Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

                                                             Three Month Ended                 Six Months Ended
                                                                  June 30                           June 30
                                                      -------------------------------   ------------------------------
                                                           1998             1997             1998             1997

Operating Revenues:
Upstream Gathering and Processing Services             $  151,311       $  135,605      $  290,410       $  260,347
Midstream Sales, Transportation and Storage Services      379,293           40,560         665,191          120,366
Downstream Retail and Marketing Services                  624,638          237,584       1,453,177          634,883
Intersegment Eliminations                                (115,523)         (54,997)       (202,538)        (168,002)
                                                       ----------       ----------      ----------       ----------
Total Operating Revenues                                1,039,719          358,752       2,206,240          847,594
                                                       ----------       ----------      ----------       ----------

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales                    793,249          262,927       1,726,876          643,477
Operations and Maintenance                                 92,451           50,930         189,239           99,338
Depreciation and Amortization                              47,379           13,691          89,199           27,991
Taxes, Other Than Income Taxes                             13,139            5,879          25,287           11,926
Merger-related Costs                                        1,410                -           5,763                -
                                                       ----------       ----------      ----------       ----------
Total Operating Costs and Expenses                        947,628          333,427       2,036,364          782,732
                                                       ----------       ----------      ----------       ----------

Operating Income                                           92,091           25,325         169,876           64,862
                                                       ----------       ----------      ----------       ----------

Other Income and (Deductions):
Interest Expense, Net                                     (63,491)         (10,518)       (113,833)         (20,174)
Minority Interests                                         (4,615)          (2,442)         (6,996)          (2,945)
Other, Net                                                  2,477            3,474          13,171            6,156
                                                       ----------       ----------      ----------       ----------
Total Other Income and (Deductions)                       (65,629)          (9,486)       (107,658)         (16,963)
                                                       ----------       ----------      ----------       -----------

Income Before Income Taxes                                 26,462           15,839          62,218           47,899
Income Taxes                                                9,772            4,967          23,021           16,669
                                                       ----------       ----------      ----------       ----------

Net Income                                                 16,690           10,872          39,197           31,230
Less - Preferred Stock Dividends                               87               87             175              175
                                                       ----------       ----------      ----------       ----------

Earnings Available For Common Stock                    $   16,603       $   10,785      $   39,022       $   31,055
                                                       ==========       ==========      ==========       ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share                          44,780           30,787          40,010           30,653
                                                       ==========       ==========      ==========       ==========

Basic Earnings Per Common Share                        $     0.37       $     0.35      $     0.98       $     1.01
                                                       ==========       ==========      ==========       ==========

Number of Shares Used in Computing
  Diluted Earnings Per Common Share                        45,324           31,377          40,545           31,265
                                                       ==========       ==========      ==========       ==========

Diluted Earnings Per Common Share                      $     0.37       $     0.34      $     0.96       $     0.99
                                                       ==========       ==========      ==========       ==========

Dividends Per Common Share                             $     0.28       $     0.27      $     0.56       $     0.54
                                                       ==========       ==========      ==========       ==========

The accompanying notes are an integral part of these statements.

                                                        Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(Dollars in Thousands)

                                                                Six Months Ended
                                                                    June 30
                                                         ------------------------------

                                                              1998            1997
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $   39,197       $   31,230
Adjustments to Reconcile Net Income to Net Cash Flows
  from Operating Activities:
Depreciation and Amortization, Excluding Amortization
  of Gas Plant Acquisition Adjustment                        44,839           27,991
Deferred Income Taxes                                         8,714            5,741
Deferred Purchased Gas Costs                                 14,777           (7,624)
Gain on Sale of Facilities                                   (8,440)               -
Proceeds from Gas Contract Settlement                        27,500                -
Change in Gas in Underground Storage                        (46,938)           4,710
Changes in Other Working Capital Items (Note 3)              35,268            5,075
Changes in Deferred Revenues                                 (3,497)          (9,186)
Other, Net                                                   14,285            5,875
                                                         ----------       ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    125,705           63,812
                                                         ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                       (189,256)        (113,495)
Cash Paid for Acquisition of MidCon, Net of Cash
  Acquired                                               (2,177,591)               -
Other Acquisitions                                          (13,218)         (95,601)
Investments                                                   1,293           (9,725)
Purchase of U.S. Government Securities                   (1,061,203)               -
Proceeds from Sales of Assets                                28,985            9,671
                                                         ----------       ----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES              (3,410,990)        (209,150)
                                                         ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                        196,000           71,000
Long-Term Debt - Issued                                   2,350,000                -
Long-Term Debt - Retired                                    (21,876)         (18,708)
Common Stock Issued in Public Offering                      650,000                -
Other Common Stock Issuance                                  11,956           13,795
Mandatorily Redeemable Preferred Trust Securities           175,000          100,000
Treasury Stock - Issued                                         632              879
               - Acquired                                      (499)          (1,602)
Cash Dividends - Common                                     (25,044)         (16,781)
               - Preferred                                     (175)            (175)
Minority Interests - Contributions                           16,844                -
                   - Distributions                                -             (197)
Securities Issuance Costs                                   (52,142)               -
                                                         ----------       ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  3,300,696          148,211
                                                         ----------       ----------

Net Increase in Cash and Cash Equivalents                    15,411            2,873
Cash and Cash Equivalents at Beginning of Period             22,471           10,339
                                                         ----------       ----------
Cash and Cash Equivalents at End of Period               $   37,882       $   13,212
                                                         ==========       ==========

For supplemental cash flow information, see Note 3.
The accompanying notes are an integral part of these statements.

                                                        Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General
     -------
As used herein, "K N" or "the Company" refers to K N Energy, Inc. and its consolidated subsidiaries unless the context otherwise requires. In the opinion of Management, all adjustments necessary for a fair presentation of the results for the unaudited interim periods have been made. Except as explicitly noted, these adjustments consist solely of normal recurring accruals. Certain prior period amounts have been reclassified to conform with the current presentation.

2.   Acquisitions and Divestiture
     ----------------------------

On April 23, 1998, K N announced that it had agreed to purchase partnership interests in four independent power plants in Colorado from Denver-based Thermo Cos. ("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Fort Lupton (272 megawatts) and Greeley (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term contracts. The purchase, the closing of which is subject to the completion of certain agreements involving an existing partner in certain of the generating facilities, is expected to be paid for over a three-year period, with the initial payment of $35 million to be made using 100% K N common stock and the remaining two payments (in 1999 and 2000) being a combination of cash and K N common stock as agreed to by the parties, with the default mix being 50% stock and 50% cash.

In March 1998, K N completed the sale of its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. K N received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.5 million after tax). Concurrently with the sale, K N received approximately $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount will be amortized by K N over a period of years as the associated volumes are sold.

On January 30, 1998, pursuant to a definitive stock purchase agreement (the "Agreement"), K N acquired all of the outstanding shares of capital stock of MidCon Corp. ("MidCon") from Occidental Petroleum Corporation ("Occidental") for $2.1 billion in cash and the assumption of a $1.39 billion note (the "Substitute Note"), at which time MidCon became a wholly owned subsidiary of K N Energy, Inc. (the "Acquisition"). The Substitute Note bears interest at 5.798%, is due January 4, 1999, and is required to be collateralized by U.S. government securities, letters of credit or a combination thereof. In conjunction with the Acquisition, K N also assumed MidCon's obligation to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of approximately $30 million. The Acquisition was initially financed through a combination of commitments referred to as the bank facility (see Note 5).

MidCon is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities, and industrial and commercial users.
MidCon's pipeline subsidiaries operate over 13,000 miles of natural gas pipelines located in the center of the North American pipeline grid, with access to major supply and market areas. MidCon is also one of the nation's largest natural gas storage operators and owns and operates several natural gas gathering and natural gas processing facilities.

                                                           Form 10-Q

The Acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed have been preliminarily recorded at their respective estimated fair market values as of the acquisition date. The final fair market values will be assigned after completion of a more extensive review of the relevant assets, liabilities and issues identified as of the acquisition date.
The preliminary allocation of purchase price has resulted in the recognition of a gas plant acquisition adjustment of approximately $3.8 billion, principally representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America ("NGPL"), a wholly owned subsidiary of MidCon, over the historical cost for ratemaking purposes.
This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 36 years, approximately the estimated remaining useful life of NGPL's interstate pipeline system. For the quarter and six months ended June 30, 1998, approximately $24.6 million and $44.4 million, respectively, was charged to expense. The assets, liabilities and results of operations of MidCon are included with those of the Company beginning with the January 30, 1998 acquisition date.

The following pro forma information gives effect to the acquisition of MidCon as if the business combination had occurred at the beginning of each period presented. The pro forma adjustments which have been made are based on a preliminary allocation of the purchase price to assets acquired and liabilities assumed. In addition, no pro forma adjustments to prior periods have been made for the post-acquisition refinancings completed by K N. This unaudited pro forma information should be read in conjunction with the accompanying interim Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and with the previously filed unaudited pro forma consolidated financial statements and related notes. This pro forma information is not necessarily indicative of the financial results which would have occurred had the Acquisition taken place on the dates indicated, nor is it necessarily indicative of future financial results.

                                                            Three Months Ended              Six Months Ended
                                                                 June 30                         June 30
                                                       -------------------------      ---------------------------
Unaudited Pro forma Financial Information                  1998*          1997             1998           1997
                                                           ----           ----             ----           ----
                                                             (dollars in millions, except per share amounts)

Operating Revenues                                     $  1,039.7     $    930.8      $  2,475.5     $  2,273.2
Net Income (Loss)                                      $     16.7     $     (1.9)     $     43.2     $     35.0
Diluted Earnings (Loss) per Common Share               $     0.37     $    (0.06)     $     1.06     $     1.11
Number of Shares Used in Computing Diluted Earnings
  per Common Share (in thousands)                          45,324         31,377          40,545         31,265
* As reported; reflects the acquisition of MidCon
for the entire period.


In December 1997, K N acquired Interenergy Corporation ("Interenergy"), a diversified energy company providing natural gas gathering, processing and marketing services in the Rocky Mountain and mid-continent areas. In a transaction accounted for as a purchase, K N exchanged 544,604 shares of K N common stock for all the outstanding shares of Interenergy and assumed Interenergy's debt. Also in December 1997, K N purchased an equity interest in Red Cedar Gathering Company ("Red Cedar"), a gathering system located in the northern San Juan Basin on the Southern Ute Indian Reservation in La Plata County, Colorado.
Red Cedar is jointly owned by the Southern Ute Indian Tribe.

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

3.   Supplemental Cash Flow Information
     ----------------------------------

Changes in Other Working Capital Items Summary and Supplemental
Disclosures of Cash Flow Information are as follows (in thousands):

                                                              Six Months Ended
                                                                  June 30
                                                      ------------------------------

                                                           1998             1997
                                                           ----             ----
CHANGES IN OTHER WORKING CAPITAL ITEMS:
  (Net of Effects of Acquisitions and Divestitures)
Accounts Receivable                                    $  253,676      $  105,826
Materials and Supplies Inventory                          (18,776)         (3,346)
Other Current Assets                                      (19,213)          1,548
Accounts Payable                                         (255,480)        (83,904)
Other Current Liabilities                                  75,061         (15,049)
                                                       ----------      ----------
                                                       $   35,268      $    5,075
                                                       ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for:
 Interest (Net of Amount Capitalized)                  $   64,238      $   20,636
                                                       ==========      =========
 Distributions on Preferred Capital Trust Securities   $    4,280      $        -
                                                       ==========      ==========
 Income Taxes                                          $   22,496      $   15,635
                                                       ==========      ==========


The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net", presented as a component of "Net Cash Flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, the amortization of the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon, undistributed equity in earnings of unconsolidated subsidiaries and joint ventures and other non-cash charges and credits to income.

4.   Business Segments
     -----------------

K N Energy, Inc. has adopted a strategy of extracting profit from the energy value stream, which extends from the purchase or production of the fuel through the sale of the energy to the end-user. Consistent with this strategy, K N manages its business and has segregated its activities into three business segments, "Upstream", "Midstream" and "Downstream", based on where in the value stream such activities are conducted. In general, these segments are also differentiated by the nature of their processes, their principal suppliers, and their target markets and customers. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) natural gas liquids ("NGLs") extraction and marketing; Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines; Downstream operations principally consist of energy marketing and regulated natural gas distribution.

                                                         Form 10Q

The accounting policies applied in the generation of segment information are generally the same as those described in the summary of significant accounting policies in K N's 1997 Report on Form 10-K except that, in general, items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance. In addition, certain items included in operating income (such as the merger-related costs incurred in 1998) are not allocated to individual business segments. With adjustment for these items, K N currently evaluates business segment performance primarily based on operating income in relation to the level of capital employed. In general, intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some instances, book value. For comparative purposes, prior period results and balances have been reclassified to conform to the current presentation.


                                                       Three Months Ended June 30, 1998
                                   -----------------------------------------------------------------------------
                                     Upstream       Midstream     Downstream        Other      Consolidated
                                     --------       ---------     ----------        -----      ------------
                                                             (millions of dollars)
Revenues from External Customers   $  124.4       $  311.3       $  604.0                      $1,039.7
Intersegment Revenues              $   26.9       $   68.0       $   20.6                         115.5
Operating Income (Loss)            $   (4.0)      $   90.7       $    6.8       $   (1.4)(1)       92.1
Other Income and (Deductions)                                                                     (65.6)
                                                                                               --------
Income Before Income Taxes                                                                     $   26.5
                                                                                               ========

                                                       Three Months Ended June 30, 1997
                                   -----------------------------------------------------------------------------
                                     Upstream       Midstream     Downstream        Other      Consolidated
                                     --------       ---------     ----------        -----      ------------
                                                             (millions of dollars)
Revenues from External Customers   $  118.4       $   13.2       $  227.2                      $  358.8
Intersegment Revenues              $   17.2       $   27.4       $   10.4                          55.0
Operating Income                   $   17.3       $    6.3       $    1.7                          25.3
Other Income and (Deductions)                                                                      (9.5)
                                                                                               --------
Income Before Income Taxes                                                                     $   15.8
                                                                                               ========

                                                        Six Months Ended June 30, 1998
                                   -----------------------------------------------------------------------------
                                     Upstream       Midstream     Downstream        Other      Consolidated
                                     --------       ---------     ----------        -----      ------------
                                                             (millions of dollars)
Revenues from External Customers   $  245.0       $  523.9       $1,437.3                      $2,206.2
Intersegment Revenues              $   45.4       $  141.3       $   15.9                         202.6
Operating Income (Loss)            $   (8.1)      $  167.2       $   16.6       $   (5.8)(1)      169.9
Other Income and (Deductions)                                                                    (107.7)
                                                                                               --------
Income Before Income Taxes                                                                     $   62.2
                                                                                               ========
Total Assets at June 30, 1998      $  703.7       $6,362.8       $  992.6       $1,155.5(2)    $9,214.6

                                                        Six Months Ended June 30, 1997
                                   -----------------------------------------------------------------------------
                                     Upstream       Midstream     Downstream        Other      Consolidated
                                     --------       ---------     ----------        -----      ------------
                                                             (millions of dollars)
Revenues from External Customers   $  212.2       $   52.4       $  583.0                      $  847.6
Intersegment Revenues              $   48.1       $   68.0       $   51.9                         168.0
Operating Income                   $   26.3       $   21.0       $   17.6                          64.9
Other Income and (Deductions)                                                                     (17.0)
                                                                                               --------
Income Before Income Taxes                                                                     $   47.9
                                                                                               ========

(1) Represents costs related to the MidCon Merger (see Note 2).
(2) Corporate assets represent principally cash, restricted deposits and U.S. government securities.


                                                        Form 10-Q

5.   Financing
     ---------

The total amount of funds required by K N to complete the Acquisition, pay related fees and expenses and to repay borrowings under K N's existing credit facility was approximately $2,518 million, financed through borrowings under credit agreements dated January 30, 1998 (the "Bank Facility") among
K N, Morgan Guaranty Trust Company of New York and a syndicate of other lenders. A working capital facility replaced the revolving credit agreement previously in place (the "Pre-Acquisition Facility"). An acquisition facility was also part of the overall Bank Facility structure. See Note 8(A) of Notes to Consolidated Financial Statements on pages 41-42 of K N's 1997 Annual Report on Form 10-K for additional information regarding the Bank Facility and the Pre-Acquisition Facility. In addition to the working capital and acquisition components of the Bank Facility explained preceding, K N assumed a short-term note for $1,395 million (the "Substitute Note") which, pursuant to the Agreement, was initially collateralized by letters of credit issued under a commitment for that purpose within the Bank Facility.

In March 1998, K N received net proceeds of approximately $624.6 million from a public offering of 12,500,000 shares of K N common stock and approximately $2,341.5 million from the concurrent public offerings of senior debt securities of varying maturities totaling $2.35 billion. The net proceeds from these offerings were used to refinance borrowings under the Bank Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

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

                                                        Form 10-Q

The financial statements of the Trust are included in the Company's consolidated financial statements, with the Capital Securities treated as a minority interest, shown in the Company's consolidated balance sheet under the caption "K N-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of K N."

6.   Comprehensive Income
     --------------------

Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. Currently, the only difference between "net income" and "comprehensive income" for K N is the unrealized gain or loss on its investment in available-for-sale securities which is recorded directly to stockholders' equity. For the quarters ended June 30, 1998 and 1997, the respective unrealized after-tax investment gain (loss) was $(2.1) million and $1.6 million, resulting in comprehensive income of $14.6 million and $12.5 million, respectively. For the six month periods ended June 30, 1998 and 1997, the respective unrealized after-tax investment gain (loss) was $(0.3) million and $0.2 million, resulting in comprehensive income of $38.9 million and $31.4 million, respectively.

7.   Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("the Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet these criteria, the Statement allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

The Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). The Statement cannot be applied retroactively. The Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

K N has not yet quantified the impacts of adopting the Statement on its financial statements and has not determined the timing of or method of adoption of the Statement.

8.   TransColorado Pipeline Project
     ------------------------------

On July 14, 1998, the TransColorado Gas Transmission Co., an enterprise jointly owned by K N and Questar Corp., announced the winning bidders to construct the TransColorado Pipeline Project and also noted that it had received approval from the Bureau of Land Management, the U.S. Forest Service and the Federal Energy Regulatory Commission to begin construction. In late July, construction began on the 280 mile long natural gas pipeline project which will include two compressor stations and extend from near Rangely, Colorado to its

                                                        Form 10-Q

southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline is expected to be constructed at a cost of approximately
$240 million and have transmission capacity of approximately 300 million cubic feet of natural gas per day.

9.   Interest Expense, Net
     ---------------------

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction and
(ii) interest income on government securities of $1.3 million and $13.3 million, respectively, for the three months ended June 30, 1998 and $1.7 million and $15.8 million, respectively, for the six months ended June 30, 1998. For the three months and six months ended June 30, 1997, "Interest Expense, Net" is net of the debt component of the allowance for funds used during construction of $2.2 million and $3.7 million, respectively. As discussed in K N's quarterly report on Form 10-Q for the three months ended March 31, 1998, in conjunction with the January 30, 1998 acquisition of MidCon Corp., K N was required by the associated purchase/sale agreement to issue the Substitute Note for approximately $1.4 billion and to collateralize the Substitute Note with bank letters of credit, a portfolio of government securities or a combination of the two. As a result, K N has a significant amount of interest income associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described previously.

10.  Equity in Earnings (Losses) of Unconsolidated Subsidiaries
     ----------------------------------------------------------

Equity in earnings (losses) of unconsolidated subsidiaries accounted for under the equity method totaling $7.8 million and $(0.5) million for the six months ended June 30, 1998 and 1997, respectively, and $4.5 million and $(1.4) million for the three months ended June 30, 1998 and 1997, respectively, are included in operating revenues in the accompanying interim Consolidated Statements of Income.

                                                        Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
-------

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in K N's 1997 Report on Form 10-K. Due to the seasonal variation in energy demand, among other factors, the interim results which follow may not be indicative of the results to be expected for an entire year. As discussed in Note 2 to the accompanying interim Consolidated Financial Statements, the Company has engaged in acquisition and divestiture transactions which affect the comparison of results between periods.

Certain information contained herein may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that these statements are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein include, among other factors, the pace of deregulation of retail natural gas and electricity markets in the United States, federal and state regulatory developments, the timing and extent of changes in commodity prices for oil, gas, NGLs, electricity, certain agricultural products and interest rates, the extent of success in acquiring natural gas facilities, the timing and success of efforts to develop power, pipeline and other projects, political developments in foreign countries, and conditions of capital markets and equity markets during the periods covered by the forward-looking statements.

Consolidated Financial Results
------------------------------

Consolidated net income for the second quarter of 1998 was $16.7 million, a $5.8 million (53.2%) increase from 1997 second-quarter net income of $10.9 million. After deduction for preferred dividends, diluted earnings per share was $0.37 and $0.34 in the second quarter of 1998 and 1997, respectively, based on respective weighted average common shares outstanding of 45.3 million and 31.4 million. The increased number of common shares outstanding in the second quarter of 1998 was principally due to the early March 1998 public sale of 12.5 million shares of common stock as described in Note 5 to the accompanying interim Consolidated Financial Statements. Results for the second quarter of 1998 included a pre-tax charge of approximately $1.4 million (approximately $0.9 million or $0.02 per diluted share after tax) due to costs attributable to the acquisition and integration of MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements).

Consolidated net income for the six months ended June 30, 1998 was $39.2 million, an $8.0 million (25.6%) increase from net income of $31.2 million in the corresponding period of 1997. After deduction for preferred dividends, diluted earnings per share was $0.96 and $0.99 for the six months ended June 30, 1998 and 1997, respectively, based on respective weighted average common shares outstanding of 40.5 million and 31.3 million. The increased number of common shares outstanding during 1998 was principally due to the March 1998 public sale of common shares as described preceding. Results for the six months ended June 30, 1998 included a pre-tax gain of approximately $8.5 million (approximately $5.5 million or $0.14 per share after tax) from the sale of K N's Kansas natural gas distribution properties and a pre-tax charge of approximately $5.8 million (approximately $3.7 million or $0.09 per diluted share after tax) due to costs attributable to the acquisition and integration of MidCon (see
Note 2 to the accompanying interim Consolidated Financial
Statements).

                                                        Form 10-Q
Results of Operations
---------------------

Following is a discussion of (i) operating results by business segment, (ii) "Other Income and (Deductions)" and (iii) "Income Taxes". In conjunction with the adoption of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, and reflecting the Company's strategy of extracting margins from the various segments of the energy value stream, the Company has segregated its results of operations into its "Upstream", "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) natural gas liquids ("NGLs") extraction and marketing activities. Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines. Downstream activities principally consist of energy marketing and regulated natural gas distribution. For comparative purposes, the Company's previously reported results have been restated to conform to the current presentation. The following segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data are before intersegment eliminations.

                                       Three Months Ended June 30            Six Months Ended June 30
                                    --------------------------------     -----------------------------------
                                                            (dollars in millions)
                                                            Increase                             Increase
Upstream Gathering and Processing     1998        1997     (Decrease)      1998        1997     (Decrease)
                                      ----        ----     ----------      ----        ----     ----------
Operating Revenues
  Gas Sales                         $ 48.9     $ 34.2        $14.7       $ 99.1     $  74.9       $24.2
  Natural Gas Liquids Sales           69.9       70.3         (0.4)       125.7       134.8        (9.1)
  Gathering, Transportation
    and Other                         32.5       31.1          1.4         65.6        50.6        15.0
                                    ------     ------        -----       ------     -------       -----
                                     151.3      135.6         15.7        290.4       260.3        30.1
                                    ------     ------        -----       ------     -------       -----
Operating Costs and Expenses
  Gas Purchases and Other
    Costs of Sales                   114.5       87.6         26.9        216.9       181.8        35.1
  Operations and Maintenance          31.5       23.1          8.4         62.6        38.8        23.8
  Depreciation and Amortization        6.6        4.9          1.7         12.9         8.9         4.0
  Taxes, Other Than Income Taxes       2.7        2.7            -          6.1         4.5         1.6
                                    ------     ------       ------       ------     -------      ------
                                     155.3      118.3         37.0        298.5       234.0        64.5
                                    ------     ------       ------       ------     -------      ------

Operating Income (Loss)             $ (4.0)    $ 17.3       $(21.3)      $ (8.1)    $ 26.3       $(34.4)
                                    ======     ======       ======       ======     ======       ======

Systems Throughput
(Trillion Btus)
  Gas Sales                           24.7        19.3         5.4         49.5        33.8        15.7
  Gathering and Transportation        86.8        85.2         1.6        172.7       134.9        37.8
                                    ------      ------      ------       ------     -------      ------
                                     111.5       104.5         7.0        222.2       168.7        53.5
                                    ======      ======      ======       ======     =======      ======

Natural Gas Liquids Sales
  (Million Gallons)
   Company-Owned and Processed       209.1       165.9        43.2        363.8       304.8        59.0
   Third-Party Marketed               28.9        26.9         2.0         54.3        38.4        15.9
                                    ------      ------      ------       ------     -------      ------
                                     238.0       192.8        45.2        418.1       343.2        74.9
                                    ======      ======      ======       ======     =======      ======


Upstream operating income decreased from income of $17.3 million in the second quarter of 1997 to a loss of $4.0 million in the second quarter of 1998, a decline of $21.3 million. This net decrease reflected a $4.6 million positive variance due to the 1998 operating results of assets which were not owned in the second quarter of 1997, including MidCon, Red Cedar and Interenergy (see Note 2 of the accompanying interim Consolidated Financial Statements), which positive impact was more than offset by approximately $25.9 million of negative variance associated with assets owned and operated during both periods. Approximately one half of this negative variance was attributable to increased natural gas prices and decreased NGLs prices during 1998. In those instances where natural gas is processed under "keep whole" agreements, both of these price variances negatively affect margins due to the increased cost of natural gas for fuel and shrinkage and the

                                                        Form 10-Q

decreased sales proceeds from extracted NGLs. The remaining one half of the negative variance was principally due to (i) the plant turnaround and additional measurement facilities added at the Bushton facility during 1998, resulting in additional operating costs and lost margin, (ii) reduced 1998 basis differentials which reduced the operating results from certain marketing activities, (iii) decreased 1998 processed volumes at certain facilities due to natural production declines behind the plants and increased 1998 down time due to maintenance, and (iv) increased 1998 operational, general and administrative expenses.

Upstream operating income decreased from income of $26.3 million in the six months ended June 30, 1997 to a loss of $8.1 million in the corresponding period of 1998. This net decrease of $34.4 million reflected a $4.5 million positive variance due to the 1998 operating results of assets which were not owned for any or some portion of the first six months of 1997, including MidCon, Red Cedar and Interenergy, which positive impact was more than offset by approximately $38.9 million of negative variance associated with assets owned and operated during both periods. More than half of this negative variance was attributable to increased natural gas prices and decreased NGLs prices during 1998. Both of which variances, as described preceding, negatively affect processing margins. The remaining negative variance was principally due to (i) the plant turnaround and additional measurement facilities added at the Bushton plant during 1998, resulting in additional operating costs and lost margin, (ii) decreased 1998 processed volumes at certain facilities due to natural production declines behind the plants and increased 1998 down time due to maintenance, (iii) reduced basis differentials which reduced the operating results from certain marketing activities, (iv) lower than expected 1998 NGLs recoveries at certain facilities reflecting a failure of vendor-installed compression to meet specifications, and (v) increased 1998 operational, general and administrative expenses.

                                       Three Months Ended June 30             Six Months Ended June 30
                                   ------------------------------------    -----------------------------------
                                                            (dollars in millions)
                                                            Increase                              Increase
Midstream Sales, Transportation     1998        1997       (Decrease)       1998        1997     (Decrease)
-------------------------------     ----        ----       ----------       ----        ----     ----------
and Storage
-----------
Operating Revenues
  Transportation and Storage       $162.1       $27.5        $134.6        $298.6      $ 64.9      $233.7
  Other                             217.2        13.1         204.1         366.6        55.5       311.1
                                   ------       -----        ------        ------      ------      ------
                                    379.3        40.6         338.7         665.2       120.4       544.8
                                   ------       -----        ------        ------      ------      ------

Operating Costs and Expenses
  Gas Purchases and Other Costs
   of Sales                         191.5        11.9         179.6         317.5        51.1       266.4
  Operations and Maintenance         50.0        13.7          36.3          94.9        30.5        64.4
  Depreciation and Amortization      37.6         6.5          31.1          69.5        13.1        56.4
  Taxes, Other Than Income Taxes      9.5         2.2           7.3          16.1         4.7        11.4
                                   ------      ------        ------        ------      ------      ------
                                    288.6        34.3         254.3         498.0        99.4       398.6
                                   ------      ------        ------        ------      ------      ------

Operating Income                   $ 90.7       $ 6.3        $ 84.4        $167.2      $ 21.0      $146.2
                                   ======       =====        ======        ======      ======      ======

Systems Throughput
 (Trillion Btus)                    619.2       124.1         495.1       1,087.5       258.2       829.3
                                   ======       =====         =====       =======      ======      ======

Midstream operating income increased from $6.3 million in the second quarter of 1997 to $90.7 million in the second quarter of 1998, an increase of $84.4 million. This increase in operating income, as well as the significant increases in operating revenues, operating expenses and volumes shown previously, was principally attributable to the inclusion, in the second quarter of 1998, of the operating results of (i) the interstate and intrastate operations of MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements) and (ii) the Pony Express Pipeline which entered service in the fourth quarter of 1997. These incremental operations were responsible for virtually all of the quarter-to-quarter positive variance, with operating results of assets owned in both periods remaining essentially level.

                                                        Form 10-Q

Midstream operating income increased from $21.0 million in the six months ended June 30, 1997 to $167.2 million in the corresponding period of 1998, an increase of approximately $146.2 million. This increase in operating income, as well as the significant increases in operating revenues, operating expenses and volumes shown preceding, was principally attributable to the inclusion, in the second quarter of 1998, of the operating results of (i) the interstate and intrastate operations of MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements) and (ii) the Pony Express Pipeline which entered service in the fourth quarter of 1997. These incremental operations were responsible for virtually all of the period-to-period positive variance, with operating results of assets owned in both periods generating a small negative variance. This negative variance was principally due to reduced 1998 margins on Texas intrastate pipeline operations due to LDC unbundling and warmer than normal weather (principally in the first quarter of 1998).

                                       Three Months Ended June 30            Six Months Ended June 30
                                   ----------------------------------   ------------------------------------
                                                            (dollars in millions)
                                                            Increase                             Increase
Downstream Retail and Marketing     1998        1997       (Decrease)      1998        1997     (Decrease)
-------------------------------     ----        ----       ----------      ----        ----     ----------
Operating Revenues
  Gas Sales                        $607.3      $217.8       $389.5      $1,427.2      $596.3      $830.9
  Transportation and Other           17.3        19.8         (2.5)         26.0        38.6       (12.6)
                                   ------      ------       ------      --------      ------      ------
                                    624.6       237.6        387.0       1,453.2       634.9       818.3
                                   ------      ------       ------      --------      ------      ------
Operating Costs and Expenses
  Gas Purchases and Other Costs
   of Sales                         601.4       218.1        383.3       1,393.0       578.3       814.7
  Operations and Maintenance         12.3        14.5         (2.2)         33.7        30.3         3.4
  Depreciation and Amortization       3.2         2.3          0.9           6.8         6.0         0.8
  Taxes, Other Than Income Taxes      0.9         1.0         (0.1)          3.1         2.7         0.4
                                   ------      ------       ------      --------      ------      ------
                                    617.8       235.9        381.9       1,436.6       617.3       819.3
                                   ------      ------       ------      --------      ------      ------

Operating Income                   $  6.8      $  1.7       $  5.1      $   16.6      $ 17.6      $ (1.0)
                                   ======      ======       ======      ========      ======      ======

Systems Throughput
 (Trillion Btus)
  Gas Sales                         273.9        90.5        183.4         612.3       223.1       389.2
  Transportation                      3.5         4.7         (1.2)          8.2         8.9        (0.7)
                                   ------      ------       ------      --------      ------      ------
                                    277.4        95.2        182.2         620.5       232.0       388.5
                                   ======      ======       ======      ========      ======      ======


Downstream operating income increased from $1.7 million in the second quarter of 1997 to $6.8 million in the second quarter of 1998, an increase of $5.1 million. This increase was due to the 1998 results of operations for businesses not included in the second quarter of 1997 including MidCon and Interenergy (see Note 2 of the accompanying interim Consolidated Financial Statements). The operations included in both periods contributed a small negative variance due to a number of factors including weather-related demand changes, startup costs for the Nebraska ChoiceGas program and the March 31, 1998 sale of K N's Kansas natural gas distribution properties.

Downstream operating income decreased from $17.6 million in the six months ended June 30, 1997 to $16.6 million in the six months ended June 30, 1998, a decrease of approximately $1.0 million (5.7%). This net decrease reflected a favorable variance of approximately $10 million due to the inclusion, in 1998 results of operations, of businesses not owned and operated in the prior year, including MidCon and Interenergy. The negative variance of approximately $11 million associated with operations included in both periods was due to a number of factors including (i) reduced 1998 sales of gas in storage and (ii) reduced margins due to depressed 1998 basis differentials on the Pony Express Pipeline and milder weather. These unfavorable variances were partially offset by a refund of certain previously recorded gathering fees and reduced 1998 allocations of Corporate shared service expenses.

                                                        Form 10-Q

                           Three Months Ended June 30            Six Months ended June 30
                       ---------------------------------    ------------------------------------
                                                (dollars in millions)
                                                Earnings                             Earnings
                                                Increase                             Increase
Other Income and         1998        1997      (Decrease)      1998        1997     (Decrease)
(Deductions)             ----        ----      ----------      ----        ----     ----------
Interest Expense, Net  $(63.5)      $(10.5)      $(53.0)    $(113.8)     $(20.2)      $(93.6)
Minority Interests       (4.6)        (2.4)        (2.2)       (7.0)       (3.0)        (4.0)
Other, Net                2.5          3.4         (0.9)       13.1         6.2          6.9
                       ------       ------       ------     -------      ------       ------
                       $(65.6)      $ (9.5)       (56.1)    $(107.7)     $(17.0)       (90.7)
                       ======       ======       ======     =======      ======       ======


The increase of $53.0 million in "Interest Expense, Net" from the second quarter of 1997 to the second quarter of 1998 is principally due to the incremental debt associated with (i) the acquisition of MidCon effective January 30, 1998, (see Note 2 to the accompanying interim Consolidated Financial Statements) and
(ii) the construction cost of the Pony Express Pipeline, placed in service during the latter part of 1997. The increase in net expense associated with "Minority Interests" during the second quarter of 1998 in comparison to the corresponding period of 1997 is principally due to the dividend requirements associated with the $100 million and $175 million of Capital Trust Securities issued in April 1997 and April 1998, respectively.

The increase of $93.6 million in "Interest Expense, Net" from the six months ended June 30, 1997 to the six months ended June 30, 1998 is principally due to the MidCon acquisition and the construction costs associated with the Pony Express Pipeline as described preceding. The increase in net expense associated with "Minority Interests" during the six months ended June 30, 1998 in comparison to the corresponding period of 1997 is principally due to the dividend requirements associated with the Capital Trust Securities, as described preceding. The increase of $6.9 million in "Other, Net" from the first six months of 1997 to the first six months of 1998 was principally due to the first-quarter 1998 gain of $8.5 million from K N's sale of its Kansas natural gas distribution properties.

                          Three Months Ended June 30            Six Months Ended June 30
                       ---------------------------------    -----------------------------------
                                               (dollars in millions)
                                               Increase                             Increase
Income Taxes             1998        1997     (Decrease)      1998       1997       (Decrease)
                         ----        ----     ----------      ----       ----       ----------
  Provision            $ 9.77      $ 4.97       $ 4.80      $23.02      $16.67       $ 6.35
                       ======      ======       ======      ======      ======       ======
  Effective Tax Rate     36.9%       31.4%         5.5%       37.0%       34.8%         2.2%
                       ======      ======       ======      ======      ======       ======


Of the $4.8 million increase in income tax expense from the second quarter of 1997 to the second quarter of 1998, approximately $3.3 million (68.7%) was attributable to an increase in 1998 pre-tax income and the balance of approximately
$1.5 million (31.3%) was attributable to an increase in the second quarter 1998 effective tax rate.

Of the $6.4 million increase in income tax expense from the six months ended June 30, 1997 to the six months ended June 30, 1998 approximately $5.0 million (78.1%) was attributable to an increase in 1998 pre-tax income and the balance of approximately $1.4 million (21.9%) was attributable to an increase in the effective tax rate in the first six months of 1998, principally due to adjustments related to the successful resolution of certain issues from prior years' income tax filings included in 1997 tax expense.

                                                        Form 10-Q

Liquidity and Capital Resources
-------------------------------

The following table illustrates the sources of the Company's invested capital for the last three years and at June 30, 1998 and 1997. The balances at June 30, 1998 reflect the incremental capital associated with the acquisition of MidCon, including the post-acquisition refinancings completed in the first quarter of 1998 (see Note 2 to the accompanying interim Consolidated Financial Statements). In addition, during April 1998, the Company issued $175 million of Capital Trust Securities. For additional information on these financing activities, see Note 5 to the accompanying interim Consolidated Financial Statements.

                                      June 30                         December 31
                              ------------------------   ---------------------------------------
                                                   (dollars in thousands)
<s  >
                                 1998         1997           1997         1996         1995
                                 ----         ----           ----         ----         ----
Long-Term Debt                $2,891,998   $  412,912    $  553,816   $  423,676   $  315,564
Common Equity                  1,258,029      550,967       606,132      519,794      426,760
Preferred Stock                    7,000        7,000         7,000        7,000        7,572
Capital Trust Securities         275,000      100,000       100,000            -            -
                              ----------   ----------    ----------   ----------   ----------
  Capitalization               4,432,027    1,070,879     1,266,948      950,470      749,896
Short-Term Debt                1,935,733(1)   219,355       359,951      156,271      116,197
                              ----------   ----------    ----------   ----------   ----------
  Invested Capital            $6,367,760   $1,290,234    $1,626,899   $1,106,741   $  866,093
                              ==========   ==========    ==========   ==========   ==========

Capitalization:
  Long-Term Debt                    65.2%        38.6%         43.7%        44.6%        42.1%
  Common Equity                     28.4%        51.4%         47.8%        54.7%        56.9%
  Preferred Stock                    0.2%         0.7%          0.6%         0.7%         1.0%
  Capital Trust Securities           6.2%         9.3%          7.9%           -            -

Invested Capital:
  Total Debt(2)                     75.8%        49.0%         56.2%        52.4%        49.9%
  Equity, Including Capital
  Trust Securities                  24.2%        51.0%         43.8%        47.6%        50.1%
-----------------------------------------------------------------------------------------------
(1) Includes the $1,394,846 Substitute Note assumed in
    conjunction with the acquisition of MidCon.
(2) If the government securities held as collateral are offset against the related debt, the ratio of total debt to invested capital at June 30, 1998 is 71.0%.


The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures and with the Consolidated Statements of Cash Flows included in the Company's
1997 Report on Form 10-K.

Net Cash Flows from Operating Activities
----------------------------------------
"Net Cash Flows From Operating Activities" increased from approximately $63.8 million in the first six months of 1997 to approximately $115.0 million in the first six months of 1998, an increase of approximately $51.2 million (80.3%). This increase was principally attributable to (i) the increase in six months ended June 30, 1998 earnings before non-cash charges and credits, largely due to the inclusion of the results of operations of MidCon for five months (see Note 2 to the accompanying interim Consolidated Financial Statements), (ii) the receipt of $27.5 million in settlement of a gas contract during the first six months of 1998 and (iii) an increase in cash provided from
miscellaneous working capital items in 1998.   These favorable
variances were partially offset by incremental cash used in the first six months of 1998 to purchase storage gas.

                                                        Form 10-Q

Net Cash Flows from Investing Activities
----------------------------------------
"Net Cash Flows Used in Investing Activities" increased from approximately $209.2 million in the first six months of 1997 to approximately $3.4 billion in the first quarter of 1998, an increase of approximately $3.2 billion principally due to (i) the $2.2 billion of net cash paid in the first six months of 1998 and
(ii) the purchase of approximately $1.1 billion of U.S. government securities to be held as collateral for the Substitute Note, in each case in conjunction with the acquisition of MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements). The increased cash used for capital expenditures in the first six months of 1998 was largely offset by increased cash received from sales of assets and reduced cash used for acquisitions.

Net Cash Flows from Financing Activities
----------------------------------------
"Net Cash Flows From Financing Activities" increased from approximately $148.2 million in the first six months of 1997 to approximately $3.3 billion in the first six months of 1998, an
increase of approximately $3.2 billion.   This increase reflected
the receipt of (i) approximately $2.36 billion in conjunction with the public sale of debt securities, (ii) approximately $650 million in conjunction with the public sale of common stock and
(iii) approximately $175 million in conjunction with the public sale of Capital Trust Securities (in each case representing the refinancing of acquisition debt associated with the purchase of MidCon), net of associated issuance costs of approximately $64.1 million (see Notes 2 and 5 to the accompanying interim Consolidated Financial Statements).

The Company's principal source of short-term liquidity is its bank facility (see Note 8(A) of Notes to Consolidated Financial Statements included in K N's 1997 Annual Report of Form 10-K) which makes available a total working capital line of $1 billion. At June 30, 1998, the Company had issued $525.2 million of commercial paper under this facility. The Company believes its remaining capacity under this facility is adequate for its expected short-term cash requirements.

Readiness for Year 2000
-----------------------
The year 2000, when used in most current computer codes and programs, is stored as a 2-digit number, which results in a year value of "00". This year value can cause date-related calculations to produce erroneous results (the "Year 2000 Problem"). It is widely anticipated that when the year 2000 arrives, computer programs that have not been upgraded to accommodate the date-related calculation issue will not function normally. K N relies on a number of automated systems to conduct its operations and transact its business, as do other large diversified energy companies. In addition to the automated computer systems which are used to conduct accounting and other financial matters, certain of K N's pipeline and processing equipment and peripheral systems contain electronic controls that may be affected by the Year 2000 Problem. In addition, many of K N's suppliers, customers and other business partners face similar issues.

K N is conducting an ongoing structured evaluation of the extent of its Year 2000 Problem and has developed a plan to address each area of concern. The Company's operating units are in various stages of implementing the plan which includes an assessment of the potential problems, an inventory of systems and areas which need to be addressed, testing of such systems, remediation and implementation as necessary and the development of contingency plans in the event the remediation is unsuccessful.
Specifically, the Company is in the process of correcting programming code, replacing non-Year-2000-ready embedded chips, installing Year 2000-ready releases of certain vendor-supplied computer systems and, in some instances, replacing existing systems with new internally developed or vendor-supplied software in advance of December 31, 1999.

Where K N is relying on external entities to provide Year 2000-ready system upgrades or to provide Year 2000-ready software systems, the risk exists that such vendors will be unable to perform on a timely basis. K N

                                                                 Form 10-Q

is developing alternative methods to conduct its business in the event of such non-performance, although such alternatives may involve additional expense and there is no guarantee that such alternative methods will work or will be implemented in a timely fashion. In addition, the Company relies on suppliers, business partners and other external parties which may or may not be addressing their Year 2000 Problem. Although
K N has initiated a program for making inquiries of its customers, suppliers and business partners as to their state of Year 2000 readiness, the Company has no control over these external parties. The Company is in the process of developing its contingency plans in the event that these external parties fail or are unable fully to successfully address the Year 2000 Problem.



       22                                                        Form 10-Q

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in the Company's 1997 Annual Report on Form 10-K, in May 1997 the Nebraska Department of Environmental Quality ("NDEQ") issued a violation notice to K N Interstate Gas Transmission Co. ("KNI") regarding historical Prevention of Significant Deterioration permitting issues related to certain engines at the Big Springs, Nebraska facility. On June 9, 1998, KNI settled this matter and entered into a Consent Decree requiring the payment of a $300,000 penalty, performance of a Supplemental Environmental Project involving ambient air quality monitoring, and obtaining appropriate permits and installing required emissions controls on three engines. The penalty has been paid and the costs associated with this matter are not expected to have a material adverse effect on the Company's business, financial position, or results of operations.

Pursuant to certain acquisition agreements involving Cabot Corporation ("Cabot"), Cabot indemnified the Company for certain environmental liabilities associated with assets in Texas, Oklahoma and New Mexico acquired from American Oil and Gas Corporation. Issues arose concerning Cabot's indemnification obligations, and the Company and Cabot entered into binding arbitration to resolve all issues in dispute. The binding decision of the arbitrators resulted in the requirement that Cabot pay the Company for substantially all past and future environmental related costs associated with the properties. The Company does not expect its potential exposure for such liabilities to have a material adverse impact on the Company's business, financial position or results of operations.
 .
Item 4.   Submission of Matters to a Vote of Security Holders

     a) The Company held its Annual Meeting of Shareholders on April 16, 1998 (the "Annual Meeting").

     b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Battey, Hall, Kinder, Riordan and True. In addition, those directors continuing in office after the meeting included Messrs. Austin, Bliss, Burkholder, Carmichael, Chitwood, Coghlan, Haines, Hybl, Randall and Taylor. The number of votes for and withheld for the nominees elected at the meeting were as follows:

                                            For            Withheld

       Charles W. Battey                 27,219,040         495,344
       Larry D. Hall                     27,253,200         461,194
       Richard D. Kinder                 27,302,329         412,065
       John F. Riordan                   27,307,611         406,783
       H.A. True, III                    27,315,463         398,931


       23                                                         Form 10-Q

     c)    The following matters were voted on at the Annual Meeting:

       (1) A proposal to amend the Restated Articles of Incorporation of the Company to increase the authorized Common Stock, par value $5.00 per share, of the Company from 50,000,000 shares to 150,000,000 shares was approved and the number of affirmative votes, negative votes, and abstentions with respect to this matter were as follows:

       For                 21,351,184
       Against              6,208,963
       Abstain                154,247

       (2) A proposal to increase the number of shares authorized for issuance under the 1994 K N Energy, Inc. Long Term Incentive Plan by 1,600,000 shares was approved and the number of affirmative votes, negative votes, abstentions and broker no votes with respect to the matter were as follows:

       For                 18,753,088
       Against              5,794,413
       Abstain                228,514
       Broker No Votes      2,938,379

       (3) A proposal to increase the number of shares authorized for issuance under the 1990 Employee Stock Purchase Plan by 1,000,000 shares was approved and the number of affirmative votes, negative votes, abstentions and broker no votes with respect to the matter were as follows:

       For                 23,940,655
       Against                678,556
       Abstain                156,804
       Broker No Votes      2,938,379

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits
     27 - Financial Data Schedule

(B)  Reports on Form 8-K

Current Report on Form 8-K dated April 24, 1998 to report the issuance by K N Capital Trust III of $175,000,000 aggregate liquidation amount of its 7.63% Capital Securities, the proceeds of which were used to invest in the 7.63% Junior Subordinated Debentures of the Company due 2028.

Current Report on Form 8-K dated June 4, 1998 to present unaudited pro forma condensed statement of income for the year ended December 31, 1997 and the three months ended March 31, 1998 and related notes.

                                                        Form 10-Q

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        K N ENERGY, INC.
                                        (Registrant)


August 13, 1998                   /s/ Clyde E. McKenzie
                                  ------------------------------------------
                                  Clyde E. McKenzie
                                  Vice President and Chief Financial Officer
                                  (On Behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)