Form 10-Q
period 1998-09-30
K N ENERGY INC
filed 1998-11-12
CIK 54502

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               ----------------------
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number                  1-6446
                       --------------------------------------------

                              K N ENERGY, INC.
-------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Kansas                        48-0290000
-------------------------------------------------------------------
          (State or other jurisdiction of   (I.R.S. Employer
          incorporation or organization)    Identification No.)

     370 Van Gordon Street
     P.O. Box 281304, Lakewood, Colorado          80228-8304
-------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

                              (303) 989-1740
-------------------------------------------------------------------
          (Registrant's telephone number, including area code)

-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Common stock, $5 par value; authorized 150,000,000 shares;
-------------------------------------------------------------------
outstanding 45,730,629 shares as of October 30, 1998.
-------------------------------------------------------------------

                                                            Form 10-Q
                K N ENERGY, INC. AND SUBSIDIARIES
                            FORM 10-Q
                QUARTER ENDED SEPTEMBER 30, 1998
                            Contents

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)                    Page Number

           Consolidated Balance Sheets....................          3 & 4
           Consolidated Statements of Income..............              5
           Consolidated Statements of Cash Flows..........              6
           Notes to Consolidated Financial Statements.....         7 - 14

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............        15 - 23

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings...............................             24
 Item 6.  Exhibits and Reports on Form 8-K................             24

SIGNATURE.................................................             25

                                                            Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                   September 30         December 31
                                                       1998                1997
                                                  --------------       -------------

ASSETS:
Current Assets:
Cash and Cash Equivalents                         $   25,081           $   22,471
Restricted Deposits                                   44,291               11,339
U.S. Government Securities                         1,088,601                    -
Accounts Receivable                                  625,270              409,937
Materials and Supplies                                43,906               13,476
Gas in Underground Storage                           158,745               33,558
Prepaid Expenses                                      30,372               22,194
Gas Imbalances                                       128,157               46,171
Other                                                 24,324               17,384
                                                  ----------           ----------
                                                   2,168,747              576,530
                                                  ----------           ----------

Investments                                          293,931              149,869
                                                  ----------           ----------

Property, Plant and Equipment                      7,732,136            1,971,601
Less Accumulated Depreciation and
Amortization                                         679,906              550,626
                                                  ----------           ----------
                                                   7,052,230            1,420,975
                                                  ----------           ----------

Deferred Charges and Other Assets                    173,613              158,431
                                                  ----------           ----------
Total Assets                                      $9,688,521           $2,305,805
                                                  ==========           ==========


The accompanying notes are an integral part of these statements.

                                                            Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                   September 30         December 31
                                                       1998                1997
                                                  --------------       --------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-Term Debt              $   16,952           $   30,751
Notes Payable                                        755,499              329,200
Substitute Note                                    1,394,846                    -
Accounts Payable                                     430,947              334,418
Accrued Expenses                                      86,049               37,264
Accrued Taxes                                         39,142                7,445
Gas Imbalances                                       119,030               37,516
Payable for Purchase of Thermo Companies             121,074                    -
Other                                                 91,974               20,217
                                                  ----------           ----------
                                                   3,055,513              796,811
                                                  ----------           ----------
Deferred Liabilities, Credits and Reserves:
Deferred Income Taxes                              1,691,685              168,583
Other                                                422,125               26,160
                                                  ----------           ----------
                                                   2,113,810              194,743
                                                  ----------           ----------

Long-Term Debt                                     2,905,688              553,816
                                                  ----------           ----------

K N-Obligated Mandatorily Redeemable
 Preferred Capital Trust Securities of
  Subsidiary Trusts Holding Solely
   Debentures of K N                                 275,000              100,000
                                                  ----------           ----------

Minority Interests in Equity of Subsidiaries          67,966               47,303
                                                  ----------           ----------

Stockholders' Equity:
Preferred Stock-
  Authorized - Class A, 200,000 Shares:
   Class B, 2,000,000 Shares, Without Par Value
  Redeemable Solely at Option of Company at
   $105 Per Share - Class A, $5.00 Cumulative
    Series; 70,000 Shares Outstanding                  7,000                7,000
                                                  ----------           ----------
Common Stock-
  Authorized - 150,000,000 Shares, Par Value
   $5 Per Share
  Outstanding - 45,033,635 and 32,024,557
   Shares, Respectively                              225,168              160,123
Additional Paid-in Capital                           839,822              270,678
Retained Earnings                                    211,427              185,658
Deferred Compensation                                (11,169)              (9,203)
Treasury Stock, at Cost - 38,174 and 28,482
 Shares, Respectively                                 (1,704)              (1,124)
                                                  ----------           ----------
Total Common Stockholders' Equity                  1,263,544              606,132
                                                  ----------           ----------
Total Stockholders' Equity                         1,270,544              613,132
                                                  ----------           ----------
Total Liabilities and Stockholders' Equity        $9,688,521           $2,305,805
                                                  ==========           ==========


The accompanying notes are an integral part of these statements.

                                                            Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)



                                                          Three Months Ended            Nine Months Ended
                                                             September 30                 September 30
                                                      --------------------------   --------------------------

                                                         1998           1997           1998           1997
                                                         ----           ----           ----           ----
Operating Revenues:
Upstream Gathering and Processing Services            $  156,674     $  137,022    $  447,084     $  397,369
Midstream Sales, Transportation and Storage Services     414,717         46,423     1,079,908        166,789
Downstream Retail and Marketing Services                 655,464        391,896     2,108,641      1,026,779
Intersegment Eliminations                               (181,803)       (57,152)     (384,341)      (225,154)
                                                      ----------     ----------    ----------     ----------
Total Operating Revenues                               1,045,052        518,189     3,251,292      1,365,783
                                                      ----------     ----------    ----------     ----------

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales                   791,326        417,407     2,518,202      1,060,884
Operations and Maintenance                                93,386         46,771       282,625        146,109
Depreciation and Amortization                             52,999         13,110       142,198         41,101
Taxes, Other Than Income Taxes                            14,449          6,218        39,736         18,144
Merger-related Costs                                           -              -         5,763              -
                                                      ----------     ----------    ----------     ----------
Total Operating Costs and Expenses                       952,160        483,506     2,988,524      1,266,238
                                                      ----------     ----------    ----------     ----------

Operating Income                                          92,892         34,683       262,768         99,545
                                                      ----------     ----------    ----------     ----------

Other Income and (Deductions):
Interest Expense, Net                                    (64,507)       (10,817)     (178,340)       (30,991)
Minority Interests                                        (4,394)        (2,736)      (11,390)        (5,681)
Other, Net                                                14,861          5,497        28,032         11,653
                                                      ----------     ----------    ----------     ----------
Total Other Income and (Deductions)                      (54,040)        (8,056)     (161,698)       (25,019)
                                                      ----------     ----------    ----------     ----------

Income Before Income Taxes                                38,852         26,627       101,070         74,526
Income Taxes                                              14,377          8,819        37,398         25,488
                                                      ----------     ----------    ----------     ----------

Net Income                                                24,475         17,808        63,672         49,038
Less - Preferred Stock Dividends                              88             88           263            263
                                                      ----------     ----------    ----------     ----------

Earnings Available For Common Stock                   $   24,387     $   17,720    $   63,409     $   48,775
                                                      ==========     ==========    ==========     ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share                         44,995         31,372        41,689         30,892
                                                      ==========     ==========    ==========     ==========

Basic Earnings Per Common Share                       $     0.54     $     0.56    $     1.52     $     1.58
                                                      ==========     ==========    ==========     ==========

Number of Shares Used in Computing
  Diluted Earnings Per Common Share                       45,327         31,709        42,150         31,397
                                                      ==========     ==========    ==========     ==========

Diluted Earnings Per Common Share                     $     0.54     $     0.56    $     1.50     $     1.55
                                                      ==========     ==========    ==========     ==========

Dividends Per Common Share                            $     0.28     $     0.27    $     0.84     $     0.81
                                                      ==========     ==========    ==========     ==========


The accompanying notes are an integral part of these statements.

                                                            Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(Thousands of Dollars)


                                                                                     Nine Months Ended
                                                                                       September 30
                                                                                 ------------------------
                                                                                     1998           1997
                                                                                     ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $   63,672     $   49,038
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization, Excluding Amortization
 of Gas Plant Acquisition Adjustment                                                  71,137         41,101
Deferred Income Taxes                                                                 13,867          8,781
Deferred Purchased Gas Costs                                                          13,151        (14,736)
Gain on Sale of Facilities                                                           (18,424)             -
Proceeds from Gas Contract Settlement                                                 27,500              -
Change in Gas in Underground Storage                                                 (69,478)         5,409
Changes in Other Working Capital Items (Note 3)                                      (60,501)        31,444
Changes in Deferred Revenues                                                          14,567        (11,699)
Other, Net                                                                           (52,396)        (6,721)
                                                                                  ----------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                               3,095        102,617
                                                                                  ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                                (205,320)      (213,320)
Cash Paid for Acquisition of MidCon, Net of Cash Acquired                         (2,181,954)             -
Other Acquisitions                                                                   (15,327)      (102,918)
Investments                                                                          (19,148)       (10,796)
Sale of U.S. Government Securities                                                 1,093,591              -
Purchase of U.S. Government Securities                                            (2,182,192)             -
Purchase of U.S. Government Securities as Collateral for Thermo
 Purchase Obligation                                                                 (34,028)             -
Proceeds from Sales of Assets                                                         28,795          9,938
                                                                                  ----------      ---------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                       (3,515,583)      (317,096)
                                                                                  ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                                                 425,812        155,700
Long-Term Debt - Issued                                                            2,350,000              -
Long-Term Debt - Retired                                                             (23,627)       (21,136)
Common Stock Issued in Public Offering                                               650,000              -
Other Common Stock Issuance                                                           11,694         15,802
Mandatorily Redeemable Preferred Trust Securities Issued                             175,000        100,000
Treasury Stock - Issued                                                                  685            974
        - Acquired                                                                    (1,265)        (1,602)
Cash Dividends - Common                                                              (37,640)       (25,254)
         - Preferred                                                                    (263)          (263)
Minority Interests - Contributions                                                    16,844              -
Securities Issuance Costs                                                            (52,142)        (1,262)
                                                                                  ----------       --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                           3,515,098        222,959
                                                                                  ----------       --------

Net Increase in Cash and Cash Equivalents                                              2,610          8,480
Cash and Cash Equivalents at Beginning of Period                                      22,471         10,339
                                                                                  ----------     ----------
Cash and Cash Equivalents at End of Period                                        $   25,081     $   18,819
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

2.   Acquisitions and Sales

In September 1998, K N sold certain of its microwave towers and associated land and equipment to Boston-based American Tower Corp. for $14.6 million. The sale resulted in a pre-tax gain of $10.9 million ($6.9 million or $0.15 per diluted share after tax) included in the accompanying Consolidated Statement of Income under the caption "Other, Net".

During the third quarter of 1998, K N completed its previously announced acquisition of interests in four independent power plants in Colorado from the Denver-based Thermo Companies
("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Ft. Lupton, Co. (272 megawatts) and Greeley, Co. (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term agreements. At September 30, 1998, K N had purchased approximately $34.0 million of U.S. government securities as collateral for the initial purchase price payment, which amount is included under "Restricted Deposits" in the accompanying Consolidated Balance Sheet and under "Purchase of U.S. Government Securities as Collateral for Thermo Purchase Obligation" in the accompanying Consolidated Statement of Cash
Flows. Payment for these interests will be made over a two-year period, with the initial payment of 689,810 shares of K N common stock having been made on October 21, 1998. The remaining payments (in 1999 and 2000) will be made in a combination of cash and common stock as agreed to by K N and Thermo, with the default mix being 50% stock and 50% cash. In conjunction with this transaction, accounted for as a purchase, at September 30, 1998, K N had recorded a current liability of $121.1 million (shown in the accompanying Consolidated Balance Sheet as "Payable for Purchase of Thermo Companies") and a long-term liability of $31.4 million (included in the accompanying Consolidated Balance Sheet under the caption "Deferred Liabilities, Credits and Reserves:
Other") representing the purchase price obligation. K N's investment in Thermo is shown in the accompanying Consolidated Balance Sheet at September 30, 1998 under "Investments" ($67.3 million), with the significant majority of the balance shown as additions to "Property, Plant and Equipment", and lesser amounts included with other asset and liability accounts.

In March 1998, K N completed the sale of its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. K N received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.5 million or $0.13 per diluted share after tax). Concurrently with the sale, K N received $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount will be amortized by K N over a period of years as the associated volumes are sold.

                                                            Form 10-Q

On January 30, 1998, pursuant to a definitive stock purchase agreement (the "Agreement"), K N acquired all of the outstanding shares of capital stock of MidCon Corp. ("MidCon") from Occidental Petroleum Corporation ("Occidental") for $2.1 billion in cash and the assumption of a $1.39 billion note (the "Substitute Note"), at which time MidCon became a wholly owned subsidiary of K N Energy, Inc. (the "Acquisition"). The Substitute Note bears interest at 5.798%, is due January 4, 1999, and is required to be collateralized by U.S. government securities, letters of credit or a combination thereof. In conjunction with the Acquisition, K N also assumed MidCon's obligation to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of approximately $30 million. The Acquisition was initially financed through a combination of credit agreements (see Note 5).

MidCon is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities, and industrial and commercial users. MidCon's pipeline system includes over 13,000 miles of natural gas pipelines located in the center of the North American pipeline grid, with access to major supply and market areas. MidCon is also one of the nation's largest natural gas storage operators and owns and operates several natural gas gathering and natural gas processing facilities.

The Acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed have been preliminarily recorded at their respective estimated fair market values as of the acquisition date. The final fair market values will be assigned after completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date. The preliminary allocation of purchase price has resulted in the recognition of a gas plant acquisition adjustment of approximately $3.8 billion, principally representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America ("NGPL"), a wholly owned subsidiary of MidCon, over the historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 36 years, approximately the estimated remaining useful life of NGPL's interstate pipeline system. For the quarter and nine months ended September 30, 1998, approximately $26.7 million and $71.1 million of such amortization, respectively, was charged to expense. The assets, liabilities and results of operations of MidCon are included with those of the Company beginning with the January 30, 1998 acquisition date. Historical information for periods prior to January 30, 1998 does not reflect any impact associated with the MidCon acquisition.

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

                                                            Form 10-Q

                                                          Three Months Ended          Nine Months Ended
                                                             September 30               September 30
                                                       ------------------------   ------------------------

Unaudited Pro Forma Financial Information                 1998*        1997           1998         1997
                                                          ----         ----           ----         ----
                                                         (dollars in millions, except per share amounts)
Operating Revenues                                     $  1,045.1   $  1,175.2    $  3,519.3   $  3,448.4
Net Income                                                   24.5         22.7          67.6         57.7
Diluted Earnings per Common Share                      $     0.54   $     0.71    $     1.60   $     1.83
Number of Shares Used in Computing Diluted Earnings
  per Common Share (in thousands)                          45,327       31,709        42,150       31,397


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

3.   Supplemental Cash Flow Information

Changes in Other Working Capital Items Summary and Supplemental
Disclosures of Cash Flow Information are as follows (in thousands):

                                                           Nine Months Ended
                                                              September 30
                                                       --------------------------

                                                          1998           1997
                                                          ----           ----
CHANGES IN OTHER WORKING CAPITAL ITEMS:
  (Net of Effects of Acquisitions and Sales)
Accounts Receivable                                    $  195,913     $  114,630
Materials and Supplies Inventory                          (13,778)        (3,331)
Other Current Assets                                       (7,924)        (5,188)
Accounts Payable                                         (248,178)       (68,117)
Other Current Liabilities                                  13,466         (6,550)
                                                       ----------     ----------
                                                       $  (60,501)    $   31,444
                                                       ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for:
 Interest (Net of Amount Capitalized)                  $  184,855     $   35,050
                                                       ==========     ==========
 Distributions on Preferred Capital Trust Securities   $    4,280     $        -
                                                       ==========     ==========
 Income Taxes                                          $   37,877     $   15,496
                                                       ==========     ==========


The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net", presented as a component of "Net Cash
Flows from Operating

                                                            Form 10-Q

Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, the amortization of the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon, undistributed equity in earnings of unconsolidated subsidiaries and joint ventures and other non-cash charges and credits to income.

In the third quarter of 1998, K N purchased interests in four independent power plants in Colorado from the Thermo Companies. The initial payment for this purchase was made in October 1998 with K N common stock and the remaining payments will be a combination of cash and K N common stock. A portion of K N's January 1998 acquisition of MidCon was made through the assumption of a note. In December 1997, K N acquired Interenergy Corporation in a non-cash transaction. For additional information on these transactions, see Note 2.

4.   Business Segments

K N Energy, Inc. has adopted a strategy of extracting profit from the energy value stream, which extends from the purchase or production of the fuel through the sale of the energy to the end-user. Consistent with this strategy, K N manages its business and has segregated its activities into three business segments, "Upstream", "Midstream" and "Downstream", based on where in the value stream such activities are conducted. In general, these segments are also differentiated by the nature of their processes, their principal suppliers, and their target markets and customers. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) natural gas liquids ("NGLs") extraction and marketing; Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines; Downstream operations principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales.

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

                                                            Form 10-Q

                                                       Three Months Ended September 30, 1998
                                        -----------------------------------------------------------------------
                                          Upstream     Midstream     Downstream      Other      Consolidated
                                          --------     ---------     ----------      -----      ------------
                                                               (dollars in millions)
Revenues from External Customers         $  120.7      $  339.5      $  584.9                    $1,045.1
Intersegment Revenues                    $   36.0      $   75.2      $   70.6                    $  181.8
Operating Income (Loss)                  $   (3.9)     $   92.0      $    4.8                    $   92.9
Other Income and (Deductions)                                                                       (54.0)
                                                                                                 --------
Income Before Income Taxes                                                                       $   38.9
                                                                                                 ========

                                                       Three Months Ended September 30, 1997
                                        -----------------------------------------------------------------------
                                          Upstream     Midstream     Downstream      Other      Consolidated
                                          --------     ---------     ----------      -----      ------------
                                                               (dollars in millions)
Revenues from External Customers         $  119.2      $   18.6      $  380.4                    $  518.2
Intersegment Revenues                    $   17.8      $   27.8      $   11.5                    $   57.1
Operating Income                         $   17.4      $   11.7      $    5.6                    $   34.7
Other Income and (Deductions)                                                                        (8.1)
                                                                                                 --------
Income Before Income Taxes                                                                       $   26.6
                                                                                                 ========

                                                        Nine Months Ended September 30, 1998
                                        -----------------------------------------------------------------------
                                          Upstream     Midstream     Downstream      Other      Consolidated
                                          --------     ---------     ----------      -----      ------------
                                                               (dollars in millions)
Revenues from External Customers         $  365.7      $  863.4      $2,022.2                    $3,251.3
Intersegment Revenues                    $   81.4      $  216.5      $   86.4                    $  384.3
Operating Income (Loss)                  $  (12.0)     $  259.2      $   21.4     $   (5.8)(1)   $  262.8
Other Income and (Deductions)                                                                      (161.7)
                                                                                                 --------
Income Before Income Taxes                                                                       $  101.1
                                                                                                 ========
Total Assets at September 30, 1998       $  722.7      $6,100.4      $1,707.4     $1,158.0(2)    $9,688.5

                                                        Nine Months Ended September 30, 1997
                                         -----------------------------------------------------------------------
                                          Upstream     Midstream     Downstream      Other      Consolidated
                                          --------     ---------     ----------      -----      ------------
                                                               (dollars in millions)
Revenues from External Customers         $  331.4      $   71.0      $  963.4                    $1,365.8
Intersegment Revenues                    $   66.0      $   95.8      $   63.4                    $  225.2
Operating Income                         $   43.7      $   32.7      $   23.1                    $   99.5
Other Income and (Deductions)                                                                       (25.0)
                                                                                                 --------
Income Before Income Taxes                                                                       $   74.5
                                                                                                 ========

(1) Represents costs related to the MidCon Acquisition (see Note 2).
(2) Corporate assets represent principally cash, restricted deposits and U.S. government securities.

5.   Financing

The total amount of funds required by K N to complete the Acquisition, pay related fees and expenses and to repay borrowings under K N's existing credit facility was approximately $2,518 million, financed through borrowings under credit agreements dated January 30, 1998 (the "Bank Facility") among
K N, Morgan Guaranty Trust Company of New York and a syndicate of other lenders. A working capital facility replaced the revolving credit agreement previously in place (the "Pre-Acquisition Facility"). An acquisition facility was also part of the overall Bank Facility structure. See Note 8(A) of Notes to Consolidated Financial Statements on pages 41-42 of K N's 1997 Annual Report on Form 10-K for additional information regarding the Bank Facility and the Pre-Acquisition Facility. In addition to the working capital and acquisition components of the Bank Facility described preceding, K N assumed a short-term note for $1,395 million due January 1999 (the "Substitute Note") which, pursuant to the Agreement, was initially collateralized by letters of credit issued under a commitment for that purpose within the Bank Facility.

In March 1998, K N received net proceeds of approximately $624.6 million from a public offering of 12,500,000 shares of K N common stock and approximately $2,341.5 million from the concurrent public offerings of senior debt securities of varying maturities totaling $2.35 billion. The net proceeds from these

                                                            Form 10-Q

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

K N currently is in the process of offering to the public $375 million of 3-year senior notes ("the Senior Notes") and, concurrently, premium equity participating security units - PEPS Units ("PEPS Units"). The expected cash proceeds of approximately $375 million from the sale of the PEPS Units will be used to purchase treasury securities ("the Collateral"). The Collateral will be pledged to the Company to secure the obligation of the PEPS Units holders to purchase K N common stock at the end of a three-year period coinciding with the maturity of the Senior Notes. K N expects to receive initial net cash proceeds from the Senior Notes offering of approximately $360.9 million, after deduction for underwriting fees and offering expenses for both offerings. Such net proceeds are expected to be used to repay a portion of currently outstanding short-term borrowings.

6.   Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income, effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. Currently, the only difference between "net income" and "comprehensive income" for K N is the unrealized gain or loss on its investment in available-for-sale securities which is recorded directly to

                                                            Form 10-Q

stockholders' equity. For the quarters ended September 30, 1998 and 1997, the respective unrealized after-tax investment gain
(loss) was $(3.8) million and $2.2 million, resulting in comprehensive income of $20.7 million and $20.0 million, respectively. For the nine month periods ended September 30, 1998 and 1997, the respective unrealized after-tax investment gain (loss) was $(4.0) million and $2.3 million, resulting in comprehensive income of $59.6 million and $51.4 million, respectively.

7.   Accounting for Derivative Instruments and Hedging Activities

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

8.   TransColorado Pipeline Project

On July 14, 1998, the TransColorado Gas Transmission Company ("TransColorado"), an enterprise jointly owned by K N and Questar Corp., announced the winning bidders to construct the TransColorado Pipeline Project and also noted that it had received approval from the Bureau of Land Management, the U.S. Forest Service and the Federal Energy Regulatory Commission to begin construction. In late July, construction began on the 280 mile long natural gas pipeline project which will include two compressor stations and extend from near Rangely, Colorado to its southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline is expected to be constructed at a cost of approximately $280 million and have transmission capacity of approximately 300 million cubic feet of natural gas per day. On October 14, 1998, TransColorado entered into a $200 million revolving credit agreement with a group of commercial banks. K N will provide a corporate guarantee for one-half of all amounts borrowed under the agreement.

9.   Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest") and (ii) interest income related to and a gain from the sale of government securities (collectively, "Interest Income"), as shown in the following table.

                                                            Form 10-Q

                         Three Months Ended    Nine Months Ended
                            September 30         September 30
                         -------------------   -------------------
                                  (dollars in millions)

                           1998      1997       1998      1997
                           ----      ----       ----      ----
   AFUDC - Interest        $ 2.6     $ 2.2      $ 4.3     $ 5.9
   Interest Income         $15.8     $   -      $31.7     $   -


As discussed in Note 2, in conjunction with the January 30, 1998 acquisition of MidCon Corp., K N was required by the associated purchase/sale agreement to assume the Substitute Note for $1,395 million and to collateralize the Substitute Note with bank letters of credit, a portfolio of government securities or a combination of the two. As a result, K N has a significant amount of interest income associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described preceding.

10.  Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries accounted for under the equity method totaling $13.5 million and $3.3 million for the nine months ended September 30, 1998 and 1997, respectively, and $5.4 million and $2.3 million for the three months ended September 30, 1998 and 1997, respectively, are included in operating revenues (with the appropriate business segment) in the accompanying interim Consolidated Statements of Income.

11.  Common Stock Split and Dividend Action

On November 9, 1998, the Board of Directors of K N Energy, Inc. approved a 7.1 percent increase in the quarterly dividend and a three-for-two split of the Company's common stock. The quarterly dividend was declared at $0.30 per common share, up from $0.28 per common share. Giving effect to the stock split, the quarterly dividend will be $0.20 per common share. The stock split will be distributed and the increase in dividend will be paid concurrently on December 31, 1998 to shareholders of record at the close of business on December 15, 1998.

                                                             Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in K N's 1997 Report on Form 10-K. Due to the seasonal variation in energy demand, among other factors, the interim results which follow may not be indicative of the results to be expected for an entire year. As discussed in Note 2 to the accompanying interim Consolidated Financial Statements, the Company has engaged in acquisition and sale transactions which affect the comparison of results between periods.

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

Consolidated Financial Results

Consolidated net income for the third quarter of 1998 was $24.5 million, a $6.7 million (37.6%) increase from 1997 third-quarter net income of $17.8 million. After deduction for preferred dividends, diluted earnings per common share was $0.54 and $0.56 in the third quarter of 1998 and 1997, respectively, based on respective weighted average common shares outstanding of 45.3 million and 31.7 million. The increased number of common shares outstanding in the third quarter of 1998 was principally due to the March 1998 public sale of 12.5 million shares of common stock as described in Note 5 to the accompanying interim Consolidated Financial Statements. Results for the third quarter of 1998 included a pre-tax gain of $10.9 million ($6.9 million or $0.15 per diluted common share after tax) from the sale of certain microwave towers (see Note 2 to the accompanying interim Consolidated Financial Statements).

Consolidated net income for the nine months ended September 30, 1998 was $63.7 million, a $14.7 million (30.0%) increase from net income of $49.0 million in the corresponding period of 1997. After deduction for preferred dividends, diluted earnings per common share was $1.50 and $1.55 for the nine months ended September 30, 1998 and 1997, respectively, based on respective weighted average common shares outstanding of 42.2 million and
31.4 million. The increased number of common shares outstanding during 1998 was principally due to the March 1998 public sale of common shares as previously described. Results for the nine months ended September 30, 1998 included (i) a pre-tax gain of approximately $8.5 million (approximately $5.4 million or $0.13 per diluted common share after tax) from the sale of K N's Kansas natural gas distribution properties, (ii) a pre-tax gain of $10.9 million ($6.9 million or $0.16 per diluted common share after tax) from the sale of certain microwave towers and (iii) a pre-tax charge of approximately $5.8 million ($3.6 million or $0.09 per diluted common share after tax) due to costs attributable to the acquisition and integration of MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements).

                                                            Form 10-Q

Results of Operations

Following is a discussion of (i) operating results by business segment, (ii) "Other Income and (Deductions)" and (iii) "Income Taxes". In conjunction with the adoption of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, and reflecting the Company's strategy of extracting margins from the various segments of the energy value stream, the Company has segregated its results of operations into "Upstream", "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) natural gas liquids ("NGLs") extraction and marketing activities. Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines. Downstream activities principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales (effective with the third-quarter 1998 inclusion of transactions and balances related to the Thermo acquisition - see Note 2 to the accompanying interim Consolidated Financial Statements). For comparative purposes, the Company's previously reported results have been restated to conform to the current presentation. The following segment operating revenues, gas purchases, operations and maintenance expenses and volumetric data are before intersegment eliminations, and exclude the previously described costs attributable to the acquisition and integration of MidCon.

                                              Three Months Ended September 30       Nine Months Ended September 30
                                             ----------------------------------   ----------------------------------
                                                                      (dollars in millions)
                                                                      Increase                             Increase
Upstream Gathering and Processing              1998        1997      (Decrease)      1998        1997     (Decrease)
                                               ----        ----      ----------      ----        ----     ----------
Operating Revenues
  Gas Sales                                  $  55.4     $  35.8     $  19.6      $  154.5    $ 110.7     $  43.8
  Natural Gas Liquids Sales                     67.3        67.7        (0.4)        193.0      202.5        (9.5)
  Gathering, Transportation and Other           34.0        33.5         0.5          99.6       84.2        15.4
                                             -------     -------     -------      --------    -------     -------
                                               156.7       137.0        19.7         447.1      397.4        49.7
                                             -------     -------     -------      --------    -------     -------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales       120.6        93.7        26.9         337.5      275.5        62.0
  Operations and Maintenance                    29.8        20.1         9.7          92.4       59.0        33.4
  Depreciation and Amortization                  7.0         3.3         3.7          19.9       12.1         7.8
  Taxes, Other Than Income Taxes                 3.2         2.5         0.7           9.3        7.1         2.2
                                             -------     -------     -------      --------    -------     -------
                                               160.6       119.6        41.0         459.1      353.7       105.4
                                             -------     -------     -------      --------    -------     -------

Operating Income (Loss)                      $  (3.9)    $  17.4     $ (21.3)     $  (12.0)   $  43.7     $ (55.7)
                                             =======     =======     =======      ========    =======     =======

Systems Throughput (Trillion Btus)
  Gas Sales                                     30.3        19.4        10.9          79.8       53.2        26.6
  Gathering and Transportation                  90.1        79.9        10.2         262.8      214.8        48.0
                                             -------     -------     -------      --------    -------     -------
                                               120.4        99.3        21.1         342.6      268.0        74.6
                                             =======     =======     =======      ========    =======     =======

Natural Gas Liquids Sales
  (Million Gallons)
    Company-Owned and Processed                228.2        153.1       75.1         592.0      457.9       134.1
    Third-Party Marketed                        26.5         29.3       (2.8)         80.8       67.7        13.1
                                             -------      -------    -------      --------    -------     -------
                                               254.7        182.4       72.3         672.8      525.6       147.2
                                             =======      =======    =======      ========    =======     =======


Upstream operating results decreased from income of $17.4 million in the third quarter of 1997 to a loss of $3.9 million in the third quarter of 1998. This net decrease reflected a $5.6 million positive contribution from 1998 operating results of assets which were not included in the third quarter of 1997, including assets acquired in connection with the MidCon, Red Cedar and Interenergy acquisitions (see Note 2 to the accompanying interim Consolidated Financial Statements), which positive impact was more than offset by approximately

Form 10-Q

$26.9 million of negative variance associated with assets owned and operated during both periods. Approximately one half of this negative variance was attributable to the recent weakness in NGLs prices, coupled with the relative strength of gas prices, which has significantly reduced the margins on K N's keep-whole contracts. In those instances where natural gas is processed under such contracts, both of these price variances negatively affect margins due to the increased cost of natural gas for fuel and shrinkage and the decreased sales proceeds from extracted NGLs. In addition, weak NGLs prices overall have hurt Upstream's margins. The remaining negative variance was principally due to
(i) reduced 1998 pipeline basis differentials, which negatively affected the operating results from certain joint venture gas marketing activities, (ii) decreased 1998 processed volumes at certain facilities due to natural production declines behind the plants and operational problems, (iii) reduced 1998 revenues from the sale of NGLs marketing rights and processing agreements at the Bushton facility and (iv) increased 1998 operating expenses due, in part, to pressure reduction programs in the Hugoton Basin directed toward realizing incremental wellhead production and the early 1998 plant expansion at the Company's Douglas processing facility.

Upstream operating results decreased from income of $43.7 million in the nine months ended September 30, 1997 to a loss of $12.0 million in the corresponding period of 1998. This net decrease of $55.7 million included an $11.1 million positive contribution from the 1998 operating results of assets which were not included in 1997 operating results, including assets acquired with MidCon, Red Cedar and Interenergy. This positive impact was more than offset by approximately $66.8 million of negative variance associated with assets owned and operated during both periods. Approximately sixty percent of this negative variance was attributable to increased natural gas prices and decreased NGLs prices during 1998. The remaining negative variance was principally due to (i) plant turnaround and additional measurement facilities added at the Bushton plant during 1998, resulting in additional operating costs and lost margin, (ii) decreased 1998 processed volumes at certain facilities due to natural production declines behind the plants and increased 1998 down time due to maintenance, (iii) reduced pipeline basis differentials which reduced the operating results from certain joint venture gas marketing activities, (iv) lower than expected 1998 NGLs recoveries at certain facilities reflecting a failure of vendor-installed compression to meet specifications, (v) reduced 1998 revenues from the sale of NGLs marketing rights and processing agreements at the Bushton facility and (vi) increased 1998 operating expenses due, in part, to pressure reduction programs in the Hugoton Basin and 1998 plant expansion at the Company's Douglas processing facility as described preceding.

                                           Three Months Ended September 30        Nine Months Ended September 30
                                          ----------------------------------    ---------------------------------
                                                                   (dollars in millions)
                                                                   Increase                              Increase
Midstream Sales, Transportation              1998        1997     (Decrease)       1998        1997     (Decrease)
and Storage                                  ----        ----     ----------       ----        ----     ----------

Operating Revenues
  Transportation and Storage              $  173.9    $   30.9    $   143.0     $  472.5    $   95.8    $   376.7
  Other                                      240.8        15.5        225.3        607.4        71.0        536.4
                                          --------    --------    ---------     --------    --------    ---------
                                             414.7        46.4        368.3      1,079.9       166.8        913.1
                                          --------    --------    ---------     --------    --------    ---------

Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales     219.4        12.9        206.5        537.0        64.0        473.0
  Operations and Maintenance                  52.1        13.2         38.9        146.9        43.7        103.2
  Depreciation and Amortization               41.8         6.7         35.1        111.3        19.9         91.4
  Taxes, Other Than Income Taxes               9.4         1.9          7.5         25.5         6.5         19.0
                                          --------    --------    ---------     --------    --------    ---------
                                             322.7        34.7        288.0        820.7       134.1        686.6
                                          --------    --------    ---------     --------    --------    ---------

Operating Income                          $   92.0    $   11.7    $    80.3     $  259.2    $   32.7    $   226.5
                                          ========    ========    =========     ========    ========    =========

Systems Throughput (Trillion Btus)           612.0       110.7        501.3      1,699.5       368.9      1,330.6
                                          ========    ========    =========     ========    ========    =========


                                                            Form 10-Q

Midstream operating income increased from $11.7 million in the third quarter of 1997 to $92.0 million in the third quarter of 1998. This increase in operating income, as well as the significant increases in operating revenues, operating expenses and volumes shown in the preceding table, was attributable to the inclusion, in the third quarter of 1998, of the operating results of (i) the interstate and intrastate pipeline operations of assets acquired with MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements) and (ii) the Pony Express Pipeline, which began limited service in August 1997. These incremental operations were responsible for virtually all of the quarter-to-quarter positive variance.

Midstream operating income increased from $32.7 million in the nine months ended September 30, 1997 to $259.2 million in the corresponding period of 1998. This increase in operating income, as well as the significant increases in operating revenues, operating expenses and volumes shown in the preceding table, was principally attributable to the inclusion, in 1998, of the operating results of (i) the interstate and intrastate pipeline operations of assets acquired with MidCon (see Note 2 to the accompanying interim Consolidated Financial Statements) and (ii) the Pony Express Pipeline, which began limited service in August 1997. These incremental operations were responsible for virtually all of the period-to-period positive variance, with operating results of assets owned in both periods generating a relatively small negative variance. This net negative variance was principally due to (i) reduced 1998 margins on Texas intrastate pipeline operations due to LDC unbundling and warmer than normal weather (principally in the first quarter of 1998) and (ii) reduced equity earnings in joint ventures, which negative impacts were partially offset by increased 1998 earnings from K N's other intrastate and interstate pipeline businesses.

                                              Three Months Ended September 30        Nine Months Ended September 30
                                             ----------------------------------    -----------------------------------
                                                                      (dollars in millions)
                                                                      Increase                              Increase
Downstream Retail and Marketing                 1998        1997     (Decrease)       1998        1997     (Decrease)
                                                ----        ----     ----------       ----        ----     ----------
Operating Revenues
  Gas Sales                                  $608.0      $335.7      $ 272.3       $2,035.2    $  932.0    $1,103.2
  Transportation and Other                     47.5        56.2         (8.7)          73.4        94.8       (21.4)
                                             ------      ------      -------       --------    --------    --------
                                              655.5       391.9        263.6        2,108.6     1,026.8     1,081.8
                                             ------      ------      -------       --------    --------    --------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales      626.6       367.5        259.1        2,019.5       945.9     1,073.6
  Operations and Maintenance                   18.1        13.9          4.2           51.8        44.2         7.6
  Depreciation and Amortization                 4.2         3.1          1.1           11.0         9.1         1.9
  Taxes, Other Than Income Taxes                1.8         1.8            -            4.9         4.5         0.4
                                             ------      ------      -------       --------    --------    --------
                                              650.7       386.3        264.4        2,087.2     1,003.7     1,083.5
                                             ------      ------      -------       --------    --------    --------

Operating Income                             $  4.8      $  5.6      $  (0.8)      $   21.4    $   23.1    $   (1.7)
                                             ======      ======      =======       ========    ========    ========

Systems Throughput (Trillion Btus)
  Gas Sales                                   321.8       137.0        184.8          934.1       360.1       574.0
  Transportation                                8.0         6.2          1.8           16.2        15.1         1.1
                                             ------      ------       ------       --------    --------    --------
                                              329.8       143.2        186.6          950.3       375.2       575.1
                                             ======      ======       ======       ========    ========    ========

Downstream operating income decreased from $5.6 million in the third quarter of 1997 to $4.8 million in the third quarter of 1998. Third-quarter 1998 operating income included $2.8 million of income from K N Power, Thermo, K N Telecommunications and K N's interest in the Hermosillo, Mexico natural gas distribution system (a joint venture between a subsidiary of K N International and Grupo Marhnos), new assets and businesses not included in 1997 results. Also, third-quarter 1998 equity in earnings from en*able improved by $0.7 million compared to the same period in 1997. Additionally, third-quarter 1997 results included approximately $4.0 million of power marketing losses. However, these favorable variances were more than offset by a decrease of $9.1 million in operating income from commodity marketing, which reflected reduced 1998 sales of gas

                                                            Form 10-Q

in storage and depressed 1998 basis differentials, primarily on pipelines on which the Downstream segment holds firm capacity.

Downstream operating income decreased from $23.1 million in the nine months ended September 30, 1997 to $21.4 million in the nine months ended September 30, 1998. Operating income for the nine months ended September 30, 1998 included $2.8 million of income from certain new assets and businesses not included in 1997, including K N Power, Thermo, K N Telecommunications and K N's interest in the Hermosillo, Mexico natural gas distribution system. Additionally, 1998 results were positively impacted, in comparison to the same period for 1997, by (i) the fact that 1997 results included approximately $4.0 million of power marketing losses and (ii) 1998 results included $3.9 million in refunds of certain previously recorded gathering fees. However, these favorable variances were more than offset by (i) a $4.3 million decrease in operating income from regulated and non-regulated retail and equity in earnings of en*able and (ii) a decrease of $8.1 million in operating income from commodity marketing, which reflected reduced 1998 sales of gas in storage, depressed 1998 basis differentials and milder weather.

                                      Three Months Ended September 30        Nine Months ended September 30
                                     -----------------------------------   ----------------------------------
                                                              (dollars in millions)
                                                              Earnings                              Earnings
                                                              Increase                              Increase
Other Income and (Deductions)           1998        1997     (Decrease)       1998        1997     (Decrease)
                                        ----        ----     ----------       ----        ----     ----------
Interest Expense, Net                $(64.5)     $ (10.8)    $  (53.7)     $(178.3)    $ (31.0)    $ (147.3)
Minority Interests                     (4.4)        (2.7)        (1.7)       (11.4)       (5.7)        (5.7)
Other, Net                             14.9          5.5          9.4         28.0        11.7         16.3
                                     ------      -------     --------      -------     -------     --------
                                     $(54.0)     $  (8.0)    $  (46.0)     $(161.7)    $ (25.0)    $ (136.7)
                                     ======      =======     ========      =======     =======     ========

The increase of $53.7 million in "Interest Expense, Net" from the third quarter of 1997 to the third quarter of 1998 is principally due to the incremental debt associated with (i) the acquisition of MidCon effective January 30, 1998 (see Note 2 to the accompanying interim Consolidated Financial Statements) and (ii) the construction cost of the Pony Express Pipeline, which began limited service in August 1997. The increase in "Minority Interests" during the third quarter of 1998 in comparison to the corresponding period of 1997 is principally due to the dividend requirement associated with the $175 million of Capital Trust Securities issued in April 1998. The increase in "Other, Net" during the third quarter of 1998, in comparison to the corresponding period of 1997, is principally due to the third-quarter 1998 gain of $10.9 million from the sale of certain microwave towers (see Note 2 to the accompanying interim Consolidated Financial Statements).

The increase of $147.3 million in "Interest Expense, Net" from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 is principally due to incremental debt associated with the MidCon acquisition and the construction costs associated with the Pony Express Pipeline as described preceding. The increase in net expense associated with "Minority Interests" during the nine months ended September 30, 1998 in comparison to the corresponding period of 1997 is principally due to the dividend requirements associated with the Capital Trust Securities, as described preceding, and to the $100 million issuance of similar securities in April 1997. The increase of $16.3 million in "Other, Net" from the first nine months of 1997 to the first nine months of 1998 was principally due to the first-quarter 1998 gain of $8.5 million from K N's sale of its Kansas natural gas distribution properties and the third-quarter 1998 gain of $10.9 million from the sale of certain microwave towers (see Note 2 to the accompanying interim Consolidated Financial Statements).

                                                            Form 10-Q

                          Three Months Ended September 30       Nine Months Ended September 30
                          ---------------------------------    ---------------------------------
                                                  (dollars in millions)
                                                  Increase                             Increase
Income Taxes                1998        1997     (Decrease)      1998        1997     (Decrease)
                            ----        ----     ----------      ----        ----     ----------
   Provision              $ 14.4      $  8.8       $  5.6      $ 37.4      $ 25.5       $ 11.9
                          ======      ======       ======      ======      ======       ======
   Effective Tax Rate       37.0%       33.1%         3.9%       37.0%       34.2%         2.8%
                          ======      ======       ======      ======      ======       ======

Of the $5.6 million increase in income tax expense from the third quarter of 1997 to the third quarter of 1998, approximately $4.0 million (71.4%) was attributable to an increase in 1998 pre-tax income and the balance of approximately $1.6 million (28.6%) was attributable to an increase in the third quarter 1998 effective tax rate, principally due to certain 1997 adjustments as described following.

Of the $11.9 million increase in income tax expense from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 approximately $9.1 million (76.5%) was attributable to an increase in 1998 pre-tax income and the balance of approximately $2.8 million (23.5%) was attributable to an increase in the effective tax rate in the first nine months of 1998, principally due to adjustments included in 1997 tax expense related to the successful resolution of certain issues from prior years' income tax filings, which lowered last year's effective tax rate.

Liquidity and Capital Resources

The following table illustrates the sources of the Company's invested capital for the last three years and at September 30, 1998 and 1997. The balances at September 30, 1998 reflect the incremental capital associated with the acquisition of MidCon, including the post-acquisition refinancings completed in 1998 (see Notes 2 and 5 to the accompanying interim Consolidated Financial Statements).

                                    September 30                      December 31
                              -----------------------    ---------------------------------------
                                                   (dollars in thousands)
                                 1998         1997           1997         1996         1995
                                 ----         ----           ----         ----         ----
Long-Term Debt                $2,905,688   $  410,498    $  553,816   $  423,676   $  315,564
Common Equity                  1,263,544      566,158       606,132      519,794      426,760
Preferred Stock                    7,000        7,000         7,000        7,000        7,572
Capital Trust Securities         275,000      100,000       100,000            -            -
                              ----------   ----------    ----------    ---------   ----------
  Capitalization               4,451,232    1,083,656     1,266,948      950,470      749,896
Short-Term Debt                2,167,297(1)   304,055       359,951      156,271      116,197
                              -----------  ----------    ----------   ----------   ----------
  Invested Capital            $6,618,529   $1,387,711    $1,626,899   $1,106,741   $  866,093
                              ==========   ==========    ==========   ==========   ==========

Capitalization:
  Long-Term Debt                    65.2%        37.9%         43.7%        44.6%        42.1%
  Common Equity                     28.4%        52.2%         47.8%        54.7%        56.9%
  Preferred Stock                    0.2%         0.7%          0.6%         0.7%         1.0%
  Capital Trust Securities           6.2%         9.2%          7.9%           -            -

Invested Capital:
  Total Debt(2)                       76.6%        51.5%         56.2%        52.4%        49.9%
  Equity, Including Capital
  Trust Securities                  23.4%        48.5%         43.8%        47.6%        50.1%
-----------------------------------------------------------------------------------------------

(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon.
(2) If the government securities held as collateral are offset against the related debt, the ratio of total debt to invested capital at September 30, 1998 is 72.8%.

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures and with the Consolidated Statements of Cash Flows included in the Company's
1997 Report on Form 10-K.

                                                            Form 10-Q

Net Cash Flows from Operating Activities
"Net Cash Flows From Operating Activities" decreased from approximately $102.6 million in the first nine months of 1997 to approximately $3.1 million in the first nine months of 1998, a decrease of approximately $99.5 million. This decrease was principally attributable to the net impact of (i) cash used to increase miscellaneous net working capital by approximately $60.5 million in 1998, (ii) the increase in earnings before non-cash charges and credits for the nine months ended September 30, 1998, largely due to the inclusion of the results of operations of MidCon for eight months (see Note 2 to the accompanying interim Consolidated Financial Statements), (iii) cash used to increase gas in underground storage and (iv) the receipt of $27.5 million in settlement of a gas contract during the first nine months of 1998.

Net Cash Flows from Investing Activities
"Net Cash Flows Used in Investing Activities" increased from approximately $317.1 million in the first nine months of 1997 to approximately $3.5 billion in the first nine months 1998, an increase of approximately $3.2 billion principally due to (i) the $2.2 billion of net cash paid in the first nine months of 1998 and (ii) the net purchases of approximately $1.1 billion of U.S. government securities to be held as collateral for the Substitute Note, in each case in conjunction with the acquisition of MidCon. In addition, cash outflows for acquisitions other than MidCon were approximately $88 million less in 1998 than in 1997 and 1998 cash flows reflect the largely offsetting impacts of proceeds from assets sales and the purchase of collateral associated with the Thermo acquisition. For additional information on these transactions, see Note 2 of the accompanying interim Consolidated Financial Statements.

Net Cash Flows from Financing Activities
"Net Cash Flows From Financing Activities" increased from approximately $223.0 million in the first nine months of 1997 to approximately $3.5 billion in the first nine months of 1998, an
increase of approximately $3.3 billion.   This increase reflected
the 1998 receipt of (i) approximately $2.35 billion from the public sale of debt securities, (ii) approximately $650 million from the public sale of common stock and (iii) approximately $175 million from the public sale of Capital Trust Securities (in each case representing the refinancing of acquisition debt associated with the purchase of MidCon), net of associated issuance costs of approximately $52.1 million (see Notes 2 and 5 to the accompanying interim Consolidated Financial Statements). In addition, the Company has increased it's short-term borrowings under its bank facility (see Note 8(A) of Notes to Consolidated Financial Statements included in K N's 1997 Annual Report on Form 10-K). Proceeds from the bank facility have been used principally to fund increases in working capital requirements, including increased gas in underground storage.

The Company's principal source of short-term liquidity is its bank facility (see Note 8(A) of Notes to Consolidated Financial Statements included in K N's 1997 Annual Report on Form 10-K) which makes available a total working capital line of $1 billion. At September 30, 1998, the Company had $100 million outstanding under this facility, plus an additional $655.5 million of commercial paper issued and outstanding (which is backed by the working capital line).

K N currently is in the process of offering to the public $375 million of 3-year senior notes ("the Senior Notes") and, concurrently, premium equity participating security units - PEPS Units ("PEPS Units"). The expected cash proceeds of approximately $375 million from the sale of the PEPS Units will be used to purchase treasury securities ("the Collateral"). The Collateral will be pledged to the Company to secure the obligation of the PEPS Units holders to purchase K N common stock at the end of a three-year period coinciding with the maturity of the Senior Notes. K N expects to receive initial net cash proceeds from the Senior Notes offering of approximately $360.9 million, after deduction for underwriting fees and offering expenses for both offerings. Such net proceeds are expected to be used to repay a portion of currently outstanding short-term borrowings.

                                                           Form 10-Q

In the ordinary course of business, K N currently is in the process of establishing a credit facility to replace the $600 million, 364-day revolving credit facility expiring January 30, 1999. While the ultimate size of the replacement facility may be affected by the proceeds received from the public offerings now in process (as described preceding), the Company believes that it will continue to have sources of liquidity sufficient to meet its near-term liquidity requirements.

Common Stock Split and Dividend Action

On November 9, 1998, the Board of Directors of K N Energy, Inc. approved a 7.1 percent increase in the quarterly dividend and a three-for-two split of the Company's common stock. The regular quarterly dividend was declared at $0.30 per common share, up from $0.28 per common share. Giving effect to the stock split, K N's regular quarterly dividend will be $0.20 per common share. The stock split will be distributed and the increase in dividend will be paid concurrently on December 31, 1998 to shareholders of record at the close of business on December 15, 1998.

Readiness for Year 2000

The SEC recently issued specific guidelines for public companies regarding their disclosure of the Year 2000 problem. The guidelines require a lengthy and more detailed disclosure of each company's analysis of and approach to the Year 2000 problem.

Most current computer codes and programs store the Year 2000 as
"00".   This year value can result in inaccurate date-related
calculations.   It is expected that once the Year 2000 arrives,
computer programs that have not been modified to correct this problem will not function normally. The Company relies on a number of automated systems to conduct its operations and to transact its business, as is common among large diversified energy companies. In addition, certain of the Company's pipelines and processing equipment and related systems contain electric controls containing embedded chips. These controls may also be affected by this problem.

The Company is currently evaluating the extent of the Year 2000 problem in its business and has developed a plan to address each area of concern. Each of the Company's operating units is in various stages of implementing the plan to deal with this issue, which includes:

     *     an assessment of potential problems;
     * an inventory of systems and areas which may need to be corrected;
     *     remediation and implementation, as necessary;
           the testing of such systems; and
     * developing contingency plans in case the Company can not correct the problem in time.

Specifically, the Company is in the process of correcting programmable code, replacing non-Year 2000-ready embedded chips, installing Year 2000-ready releases of certain vendor-supplied computer systems and, in some cases, replacing existing systems with new internally or externally developed software in advance of December 31, 1999.

                                                             Form 10-Q

The Company has completed an inventory of affected items in the non-Information Technology area and is assessing the results.
The Company has begun testing and currently has found very few impacted items. The Company expects testing and remediation to be completed by mid-1999.

For the Company's plan to be successful, the Company must rely on outside contractors. There is a risk that those contractors will not complete their work prior to the Year 2000. The Company is developing alternative ways to conduct its business if such deadlines are not met. However, any alternative may involve additional expense and may not be implemented in time to avoid the Year 2000 problem. Ultimately, these alternatives may not be successful.

The Company also relies on suppliers, business partners and other third parties which may or may not be addressing their own problems associated with the Year 2000 problem. The Company is making inquiries of such third parties to determine what steps they have taken to correct any Year 2000 problems they may have. The Company has no control over their efforts, so the Company has developed contingency plans in case these third parties do not complete their efforts before the Year 2000. The Company does not believe that the direct costs associated with the Year 2000 problem will be material to its business, financial condition or results of operations.

The SEC guidelines also require the Company to address the most reasonably likely worst case scenarios resulting from the Year 2000 problem. As a result of the Year 2000 problem, the Company may lose electricity to its facilities, lose its telecommunications connection or face interruptions to the nation's transportation systems. In addition, the Company's key suppliers may experience their own Year 2000 problems in a way that materially adversely affects the Company's ability to do business without interruption or disruption. As a result of the cumulative impact of these events, the Company's business may be adversely affected. The adverse impact of these events occurring can not be quantified at this time. The Company is in the process of developing contingency plans to address issues associated with the reasonably likely worst case scenarios. The Company expects to have such contingency plans formulated by the end of June 1999.

                                                            Form 10-Q

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On July 26, 1996, K N and Rocky Mountain Natural Gas Company, along with over 70 other natural gas companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. K N and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion was granted in 1997, but the court gave Mr. Grynberg leave to refile this action in a court with proper jurisdiction. Mr. Grynberg appealed the dismissal of the action based on improper joinder, and the D.C. Court of Appeals affirmed the joinder decision in October 1998. Mr. Grynberg has filed a new case, modified somewhat from his original action, in Federal District Court, District of Colorado. K N has not yet been served in this new action, which is under seal pending federal governmental reviews of the merits. The Department of Justice has not yet made a decision regarding whether to intervene in
this new case.   The Company has engaged in both formal and
informal discussions with the Government regarding this case.
The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's financial condition or results of operations. (United States of America ex rel. Jack J. Grynberg v. KN Energy, Inc. et al. (Qui Tam), Case No. 97-D-1233, United States District Court, District of Colorado).

Item 6.   Exhibits

(A)  Exhibits
     27 - Financial Data Schedule

                                                            Form 10-Q

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     K N ENERGY, INC.
                     (Registrant)


November 12, 1998    /s/ Clyde E. McKenzie
                     Clyde E. McKenzie
                     ----------------------------------------------
                     Vice President and Chief Financial Officer
                     (On Behalf of the Registrant and as
                     Principal Financial and Accounting Officer)