Form 10-K
period 1998-12-31
K N ENERGY INC
filed 1999-03-09
CIK 54502

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                          ---------------------------

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

                                K N ENERGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Kansas                                                           48-0290000
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

          370 Van Gordon Street
          P.O. Box 281304, Lakewood, Colorado                                         80228-8304
------------------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code     (303) 989-1740
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
             Title of each class                           which registered
     ------------------------------------               -----------------------
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

                     $1,468,361,624 as of February 22, 1999
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 150,000,000 shares; outstanding 69,651,991 shares as of February 22, 1999
--------------------------------------------------------------------------------

List hereunder documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
1999 Proxy Statement                                                   Part III
--------------------------------------------------------------------------------

                        K N ENERGY, INC. AND SUBSIDIARIES
                  Documents Incorporated by Reference and Index



                                                                                                           Page Number
                                                                                                  ----------------------------
                                                                                                  1999 Proxy          Included
                                                                                                  Statement            Herein
                                                                                                  ----------          --------
                                                     PART I
ITEMS 1 & 2:      BUSINESS AND PROPERTIES....................................................                            3-15
ITEM 3:           LEGAL PROCEEDINGS .........................................................                           16
ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       No matters were submitted to a vote of security holders during the last quarter of 1998.
                  EXECUTIVE OFFICERS OF THE REGISTRANT.......................................                           17-18

                                                     PART II
ITEM 5:           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                       STOCKHOLDER MATTERS...................................................                           19
ITEM 6:           SELECTED FINANCIAL DATA....................................................                           20
ITEM 7:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.....................................                           21-33
ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                    Report of Independent Public Accountants ................................                           34
                    Consolidated Statements of Income for the Three
                        Years Ended December 31, 1998, 1997 and 1996 ........................                           35
                    Consolidated Balance Sheets as of December 31, 1998 and 1997.............                           36
                    Consolidated Statements of Common Stockholders' Equity for
                        the Three Years Ended December 31, 1998, 1997 and 1996...............                           37
                    Consolidated Statements of Cash Flows for the Three
                        Years Ended December 31, 1998, 1997 and 1996.........................                           38
                    Notes to Consolidated Financial Statements...............................                           39-64
                    Selected Quarterly Financial Data (Unaudited)............................                           65
ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE
                        There were no such matters during 1998.

                                                     PART III
ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................        *
ITEM 11:          EXECUTIVE COMPENSATION.....................................................        *
ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............        *
ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................        *

                                                     PART IV
ITEM 14:          EXHIBITS AND REPORTS ON FORM 8-K
                  (a)   1. Financial Statements
                             Reference is made to the listing of financial
                                  statements and supplementary data under Item 8
                                  in Part II of this index.
                        2. Financial Statement Schedules
                             Schedule II - Valuation and Qualifying Accounts                                            68
                        3. Exhibits
                             Exhibit Index...................................................                           72-75
                  List of Executive Compensation Plans and Arrangements......................                           69-70
                             Exhibit 12 - Ratio of Earnings to Fixed Charges.................                           76
                             Exhibit 13 - 1998 Annual Report to Shareholders**...............                           77
                             Exhibit 21 - Subsidiaries of the Registrant.....................                           78-80
                             Exhibit 23 - Consent of Independent Public Accountants..........                           81
                             Exhibit 27 - Financial Data Schedule***
                  (b)   Reports on Form 8-K..................................................                           70

SIGNATURES   ................................................................................                           71


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

                                     PART I

ITEMS 1 and 2:    BUSINESS and PROPERTIES

As used in this report "the Company," "K N" and "K N Energy" refer to K N Energy, Inc., together with its consolidated subsidiaries, unless the context otherwise requires. All volumes of natural gas referred to herein are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. The term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet and the term "Tcf" means trillion cubic feet. The term "MMBtus" means million British thermal units ("Btus"). "NGLs" refers to natural gas liquids, which consist of ethane, propane, butane, iso-butane and natural gasoline. The term "Bbls" means barrels.

On February 22, 1999, Sempra Energy ("Sempra") and the Company announced that their respective boards of directors had unanimously approved a definitive agreement (the "Agreement") under which Sempra and the Company would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. Sempra is an energy services holding company based in San Diego, California, serving 21 million customers through natural gas and electric distribution, as well as a broad range of energy-related products and services throughout the United States, Canada, Mexico and other countries in Latin America. Under the terms of the Agreement, Sempra will acquire all of the Company's outstanding common shares (the "K N Shares") for a combination of shares of Sempra common stock (the "Sempra Shares") and cash as described following. The Company's shareholders will have the option to elect to receive for each of their K N Shares either (a) .7805 Sempra Shares plus $7.50, (b) 1.115 Sempra Shares or (c) $25.00, subject to pro-ration, such that 70 percent of the K N Shares will be converted into Sempra Shares and 30% of the K N Shares will be converted into cash. This merger is conditioned, among other things, upon the approvals of shareholders of both companies, the Federal Energy Regulatory Commission and the state commissions of Colorado and Wyoming and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Closing is currently expected in six to eight months.

(A)      General Description

K N Energy is an integrated energy services provider whose operations include the gathering, processing, transportation and storage of natural gas, marketing of natural gas and NGLs and electric power generation and sales. As of December 31, 1998, the Company operated nearly 25,000 miles of interstate and intrastate pipelines and over 11,000 miles of gathering and processing pipelines that connect major supply areas with major consuming areas in the Western and Mid-Continent United States. At December 31, 1998 the Company also owned or had an interest in 31 natural gas processing plants with total processing and/or treating capacity of approximately 2,725 MMcf per day, including the Bushton complex in the Hugoton Basin, one of the largest natural gas extraction facilities in the United States, and 25 storage facilities with 5,362 MMcf per day of withdrawal capacity. As of December 31, 1998, the Company's regulated retail natural gas business served over 210,000 customers in Colorado, Nebraska and Wyoming. The Company also markets innovative products and services, such as the Simple Choice(sm) ("Simple Choice") menu of products and call center services designed for residential consumers, utilities and small businesses through its 50% owned en*able, LLC ("en*able") affiliate.

The Company's executive offices are located at 370 Van Gordon Street, P.O. Box 281304, Lakewood, Colorado 80228-8304 and its telephone number is (303) 989-1740. K N was incorporated in the State of Kansas on May 18, 1927. The Company employed 3,308 people at December 31, 1998.

On January 30, 1998, pursuant to a definitive stock purchase agreement, K N Energy paid approximately $2.1 billion in cash and issued a note in an aggregate principal amount of approximately $1.39 billion to Occidental Petroleum Corporation ("Occidental") to acquire the outstanding shares of capital stock of MidCon Corp.

("MidCon") and a note in an aggregate principal amount of approximately $1.39 billion issued to Occidental by MidCon's employee stock ownership plan. As a result of this acquisition, which was recorded as a purchase for accounting purposes, MidCon became a wholly owned subsidiary of K N Energy.

MidCon is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities and industrial and commercial users. MidCon operates over 14,000 miles of natural gas pipelines which are located in the center of the North American pipeline grid. These pipeline assets include two MidCon-owned major interconnected transmission pipelines terminating in the Chicago area: one originating in West Texas and the other in the Gulf Coast areas of Texas and Louisiana, as well as a leased major intrastate pipeline located in Texas.

(B)      Narrative Description of Business

Overview

K N Energy is an integrated energy services provider with operations that include the gathering, processing, transportation and storage of natural gas, marketing of natural gas and NGLs and electric power generation and sales. Reflecting the Company's strategy of extracting margins from the various segments of the energy value stream, the Company has segregated its results of operations into "Upstream," "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) NGLs extraction and marketing activities. Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines. Downstream activities principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales. As discussed following, certain of the Company's operations are regulated by various federal and state entities.

UPSTREAM BUSINESS SEGMENT

K N's Upstream segment consists of natural gas gathering and processing and NGLs extraction and marketing. Within this business segment, the Company owns and operates approximately 8,000 miles of gathering and processing pipeline in eleven states and owns or has an interest in 31 gas processing and/or treating plants in five states, including the Bushton complex, one of the largest NGLs extraction facilities in the United States. During 1998, the Company's plants processed approximately 1.3 Bcf per day of natural gas (and had capacity to process 2,725 MMcf per day) and produced over 2.5 million gallons of NGLs per day.

FACILITIES. The Company has an extensive network of gathering and processing facilities located primarily in the Mid-Continent and Rocky Mountain states and Texas. Based on average throughput, the Company's largest gathering operation is its Hugoton Basin system located in Kansas, which gathers approximately 540 MMcf per day, making K N the largest gatherer in this basin. The Hugoton Basin system interconnects with several gas processing plants in the area, including K N's largest processing plant, Bushton, which K N acquired in April 1997 (the gathering assets were purchased and the processing facilities are operated by K N under an operating lease) and which has approximately 1.0 Bcf per day of processing capacity. As of December 31, 1998, the Bushton plant accounted for approximately 37% of the Company's total processing capacity.

In addition to the Hugoton Basin system, the Company's Wattenberg system, located in northeastern Colorado, includes gathering and interstate transmission lines with total system throughput of approximately 150 MMcf per day. The Company's West Texas system, located primarily in western Texas and the Texas Panhandle, includes gathering lines and 11 gas processing plants, with total system throughput of approximately 125 MMcf per day. The Company also owns gathering facilities in the Powder River, Big Horn and Wind River basins of Wyoming and the Piceance and Uintah basins of western Colorado and eastern Utah, with combined gathering throughput of approximately 220 MMcf per day. In addition, K N owns a 49% equity interest in the Red Cedar Gathering System in the northern San Juan basin of Colorado, with total system throughput of approximately 440 MMcf per day. This system is also connected to the Company's jointly owned Coyote Gulch processing plant and TransColorado pipeline.

In January 1996, K N and Tom Brown, Inc. ("Tom Brown") formed Wildhorse Energy Partners, LLC ("Wildhorse"), a joint venture limited liability company currently owned 55% by K N and 45% by Tom Brown, to provide gathering, processing, storage and marketing services to Rocky Mountain oil and gas producers and others. Pursuant to this joint venture, Tom Brown has dedicated all of its uncommitted Rocky Mountain gas production to Wildhorse, and the Company has contributed certain gas marketing and storage contracts.

CONTRACTS AND CUSTOMERS. The Company's gathering and processing facilities perform a wide range of services for its customers, including gathering gas at the wellhead or other natural gas field aggregation points, transporting gas and processing gas to extract NGLs and marketing those NGLs to NGL pipelines, end users and marketers. The Company's customers primarily include oil and gas producers, gatherers and transporters. Revenues from the Company's gathering and processing business are generated through gathering and processing fees charged to producers or other third parties which are based on negotiated rates. In addition, revenues are generated through the marketing of NGLs processed at the Company's plants and the marketing of third-party NGLs.

The Company processes gas under three types of contractual arrangements, each with varying degrees of commodity risk: fee based, percent of proceeds and keep whole. For the year ended December 31, 1998, as a percentage of total gas throughput, 20%, 51% and 29% of the Company's contracts were fee based, percent of proceeds and keep whole, respectively. In addition, K N purchases approximately 11% of the gas it processes at the wellhead and takes title to the gas. In general, fee based contracts are for a term of seven to twelve years and are based on a flat fee for processing. Fee based contracts eliminate the Company's exposure to commodity price risk for a particular volume of gas since the producer retains title to the gas and NGLs. Under percent of proceeds contracts, which are generally for a term of one to ten years, K N processes the gas and then sells the resulting NGLs and residual gas at market prices for the producer, while keeping a percentage of the proceeds for itself. Given the Company's economic interest in a portion of the residual gas and NGLs, percent of proceeds contracts entail some commodity risk.

Keep whole contracts entail significant commodity risk. Under these contracts, which are generally for a term of one to five years, K N agrees to take a certain volume of raw gas from the producer, process it and return gas with a Btu content equivalent to the input gas to the producer. The processed NGLs are then marketed by K N for its own account. As a result of K N's obligation under keep whole contracts to market the NGLs produced and reimburse producers for shrinkage of the gas during processing and deliver the equivalent Btu content as explained preceding, K N is exposed to fluctuations in both the price of processed natural gas as a buyer and to NGLs prices as a seller, as well as the spread between the two. The "keep whole" component of such contracts benefits the Company when the value of the NGLs is greater as a liquid than as a portion of the residue gas stream. However, when the value of the NGLs is lower as a liquid than as a portion of the residue gas stream, the Company may be adversely impacted.

The recent weakness in NGLs prices, coupled with the relative strength of gas prices, has significantly reduced the margins on K N's keep whole contracts. In addition, weak NGL prices overall have hurt the Upstream segment's margins. In an effort to reduce the fluctuations in margins inherent in processing gas under keep whole contracts, the Company has engaged in certain hedging transactions. Pursuant to its Board of Directors' approved trading policy, the Company manages its commodity exposure through continued monitoring of its exposure and maintenance of proper controls in order to ensure compliance with the volumetric, mark-to-market and value-at-risk restrictions contained in the policy.

MIDSTREAM BUSINESS SEGMENT

K N's Midstream segment consists of natural gas transportation and storage as well as bundled sales transactions for K N's interstate and intrastate pipelines. Within this segment, the Company operates nearly 25,000 miles of interstate and intrastate natural gas pipelines and associated storage and supply lines which are strategically located at the center of the North American pipeline grid. K N's transportation network provides access to the major gas supply areas in the Gulf of Mexico, the Gulf Coast, the Permian Basin, the Mid-Continent, the Rocky Mountains and western Canada, as well as the major consumer markets in the Midwest and along the Gulf Coast.

    TRANSPORTATION

FACILITIES. K N's natural gas transmission business is comprised of both interstate and intrastate pipelines. These operations are conducted principally through three major subsidiary pipeline companies: Natural Gas Pipeline Company of America ("NGPL"), MidCon Texas Pipeline Operator, Inc. ("MidCon Texas") and K N Interstate Gas Transmission Co. ("KNI"). K N also operates intrastate systems in West Texas, Colorado and Wyoming.

Through NGPL, K N owns and operates approximately 12,200 miles of interstate pipelines, field system lines and related facilities, consisting primarily of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. The system is powered by 61 compressor stations in mainline and storage service having an aggregate of approximately 1.0 million horsepower. NGPL's system has over 1,700 points of interconnection with 31 interstate pipelines, 24 intrastate pipelines and 54 local distribution companies ("LDCs") and end users, thereby providing significant flexibility in the receipt and delivery of gas. One of NGPL's primary pipelines, the "Amarillo Line", originates in the West Texas and New Mexico producing areas and is comprised of approximately 6,600 miles of mainline and various small-diameter pipelines. The other major pipeline, the "Gulf Coast Line", originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,300 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by NGPL's 230-mile Amarillo/Gulf Coast pipeline. In addition, subsidiaries of NGPL own interests in several regulated natural gas pipeline systems which are accounted for as equity investments. These pipelines include High Island Offshore System, U-T Offshore System and Stingray offshore pipeline in the Gulf of Mexico, and the Trailblazer pipeline which moves gas from production basins in southwestern Wyoming and northwestern Colorado to Mid-Continent pipelines.

Through MidCon Texas, the Company operates an intrastate pipeline system principally located in the Texas Gulf Coast area. This pipeline is leased from Occidental under a 30-year lease which commenced on December 31, 1996. The system includes approximately 2,600 miles of pipelines, supply lines, sales laterals and related facilities. The MidCon Texas pipeline system transports natural gas from producing fields in South Texas, the Gulf Coast and the Gulf of Mexico to markets in southeastern Texas and, through interconnections with NGPL and 22 other intrastate and interstate pipelines, to markets throughout the United States. A subsidiary of MidCon Gas Services Corp. ("MidCon Gas") owns a separate Texas intrastate pipeline system (the "Palo Duro System") that includes approximately 400 miles of pipeline and related facilities. The Palo Duro System is leased to a nonaffiliate.

Through KNI, the Company owns and operates over 6,600 miles of transmission lines in Wyoming, Colorado, Kansas and Nebraska. The system is powered by 120 compressor stations in mainline and storage service having an aggregate of approximately 127,000 horsepower.

Through the Company's West Texas system, located primarily in western Texas and the Texas Panhandle, the Company provides transportation and storage services to the Company's affiliated marketing organization and to LDCs, industrial and irrigation markets. This 4,800 mile pipeline and storage system is interconnected with eight interstate pipelines in the West Texas region. Through American Gas Storage, L.P. ("American Gas Storage"), the Company provides the region's only storage facility with 16 Bcf (3 Bcf salt cavern) of high deliverability storage capability.

Through Rocky Mountain Natural Gas Company and Northern Gas Company, the Company provides transportation services to the Company's affiliated LDCs as well as to irrigators, grain dryers, gas producers and industrial customers in Colorado and Wyoming, respectively. These two systems include approximately 1,400 miles of transmission lines.

In addition, K N is a fifty-fifty joint venture partner with Questar in the TransColorado pipeline. The TransColorado pipeline, which was completed in February 1999,is expected to provide the Company with increased flexibility in accessing multiple natural gas basins in the Rocky Mountain region. This pipeline extends 290 miles from the Piceance Basin in Colorado to Blanco, New Mexico, and has a capacity of 300 MMcf per day.

CONTRACTS AND CUSTOMERS. The Company's interstate pipeline system provides transportation and storage services to affiliates, third-party natural gas distribution utilities and other shippers. Pursuant to transportation agreements and FERC tariff provisions, K N offers its customers firm and interruptible transportation and no-notice services. Under K N's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location, time of year and distance of the transportation service provided. Under no-notice service, customers pay a fee for the right to have up to a specified volume of natural gas transported but, unlike with firm transportation service, are able to meet their peak day requirements without making specific nominations. NGPL's revenues have historically been higher in the first and fourth quarters of the year, reflecting higher system utilization during the colder months. During the winter months, NGPL collects higher transportation commodity revenue, higher interruptible transportation revenue, winter only capacity revenue and higher peak rates on certain contracts.

NGPL's principal delivery market area encompasses the states of Illinois, Indiana and Iowa and portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. NGPL is one of the largest transporters of gas to the Chicago market and the Company believes that its cost of service is one of the most competitive in the region. In 1998, NGPL delivered an average of 4.1 Bcf per day of natural gas to this market. Given its strategic location at the center of the North American pipeline grid, the Company believes that Chicago is likely to continue to be a major natural gas trading hub for the rapidly growing markets in the Midwest and Northeast.

Substantially all of NGPL's pipeline capacity to Chicago is committed under firm transportation contracts ranging from one to five years. As of December 31, 1998, approximately 81% of the total transportation volume committed under NGPL's firm transportation contracts had remaining terms of less than three years. K N continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts. During 1999, contracts representing 30% of NGPL's total system capacity are scheduled to expire.

Unlike NGPL, MidCon Texas acts as a merchant provider of natural gas as well as a transporter. Principal customers of MidCon Texas include the electric and natural gas utilities that serve the Houston area and industrial customers located along the Houston Ship Channel and in the Beaumont/Port Arthur area. Contract terms for the major utilities will expire between 2002 and 2004. Other contracts vary in length from month-to-month to five or more years. During 1998, MidCon Texas delivered an average of 1.735 Bcf per day of natural gas to this area.

The transport and storage customers of K N's West Texas intrastate system include electric utilities, irrigators, industrials, LDCs and gas marketers. Approximately 53% of the transport is performed for the Company's marketing affiliate. Contract terms range from month-to-month to five or more years.

Approximately 13% of KNI's contracts expire within one year, 34% expire within one to five years and 53% expire in more than five years. Over 90% of the system's firm transport capacity is currently subscribed, with firm transport demand revenues accounting for more than 90% of the revenues on the system.

    STORAGE

Through NGPL, the Company is one of the nation's largest natural gas storage operators with approximately 600 Bcf of total natural gas storage capacity, over 200 Bcf of working gas capacity and up to 3.9 Bcf per day of peak deliverability from its facilities, which are located near the markets NGPL serves. NGPL owns and operates nine underground storage fields in four states. These storage assets complement the Company's pipeline facilities and allow K N to optimize deliveries on its pipelines and meet peak delivery requirements in its principal markets. NGPL provides firm and interruptible gas storage service pursuant to storage agreements and FERC-approved tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly commodity charge based upon actual volumes of gas stored.

Through MidCon Texas, the Company also developed a salt dome storage facility located near Markham, Texas with a subsidiary of NIPSCO Industries, Inc. ("NIPSCO"). The facility has two salt dome caverns and approximately 8.3 Bcf of total storage capacity, over 5.7 Bcf of working gas capacity and up to 500 MMcf per day of peak deliverability. The storage facility is leased by a partnership in which subsidiaries of MidCon Texas and NIPSCO are equal partners. MidCon Texas has executed a 20-year sublease with the partnership under which it has rights to 50% of the facility's working gas capacity, 85% of its withdrawal capacity and approximately 70% of its injection capacity.

Through KNI, the Company provides storage services to its customers from its Huntsman Storage Field in Cheyenne County, Nebraska. The facility has 39.4 Bcf of total storage capacity, 7.9 Bcf of working gas capacity, and up to 101 MMcf of peak withdrawal capacity.

Through Northern Gas Company, the Company provides storage services in Wyoming to its customers from its three storage fields, Oil Springs, Bunker Hill and Kirk Ranch, with a combined 29.7 Bcf of total storage capacity, 11.7 Bcf of working gas capacity, and up to 36 MMcf of peak withdrawal capacity.

Through Wildhorse, the Company has 10.1 Bcf of total storage capacity in Pitkin and Mesa Counties in Colorado, 2.7 Bcf of working gas capacity, and up to 15 MMcf of peak withdrawal capacity.

Through American Gas Storage, the Company provides storage services from two gas reservoirs and three salt caverns located in Gaines County, Texas, through which the Company has a combined 25.2 Bcf of total storage capacity, 16.4 Bcf of working gas capacity, and up to 500 MMcf of peak withdrawal capacity.

Through AOG Gas Transmission Co., L.P., the Company provides storage services from the Stratton Ridge salt dome located in Brazoria County, Texas. The Company has 6.0 Bcf of total storage capacity, 3.5 Bcf of working gas capacity, and up to 150 MMcf of peak withdrawal capacity.

DOWNSTREAM BUSINESS SEGMENT

K N's Downstream operations principally consist of energy marketing, regulated natural gas distribution, merchant power and distributed generation. In addition, this segment also includes unregulated retail services and the supplying of an array of products and services for the deregulated energy market through en*able, a fifty-fifty joint venture between K N and PacifiCorp Holdings Corp. ("PacifiCorp").

    ENERGY MARKETING

In the energy marketing area, the Company performs a merchant function whereby the Company purchases gas supplies at the wellhead, combines such gas with other supplies of gas, and markets the aggregated gas to consumers. In addition, the Company provides gas marketing and supply services, including certain storage services, to producers, various LDCs and end-users. The Company also arranges the purchase and transportation of producers' excess or uncommitted gas to end users, acts as shipper or agent for the end users, administers nominations and provides balancing assistance when needed.

The Company's natural gas marketing customers include LDCs, industrial, commercial and agricultural end users, electric utilities, Company affiliates, and other marketers located both on and off K N's pipeline systems. The Company's Downstream segment sells an average of approximately 3.4 Bcf of gas per day to third parties.

Natural gas is purchased by K N's Downstream business segment from various sources, including gas producers, gas processing plants and pipeline interconnections. As is customary in the industry, most of the Company's gas purchase agreements are for periods of one year or less, and many are for periods of 60 days or less. Various agreements permit the purchaser or the supplier to renegotiate the purchase price or discontinue the purchase under certain circumstances. Purchase volume obligations under many of the agreements utilized by this business segment are generally "best efforts" and do not have traditional take-or-pay provisions. However, certain agreements require the Company to prepay for, or to receive, minimum quantities of natural gas. Natural gas is sold to marketing customers pursuant to short-term agreements with both fixed and index-based pricing.

In conjunction with its merchant function, the Company engages in price risk management activities in the energy financial instruments market to hedge certain of its price and basis risk exposure. The Company buys and sells gas and crude oil futures on the New York Mercantile Exchange and Kansas City Board of Trade and uses over-the-counter energy swaps and options for the purpose of reducing adverse price exposure to gas supply costs or specific market margins. Pursuant to its Board of Directors' approved trading policy, the Company manages its commodity exposure through constant monitoring of its exposure and maintenance of proper controls in order to ensure compliance with the volumetric, mark-to-market and value-at-risk restrictions contained in the policy.

    RETAIL NATURAL GAS DISTRIBUTION

As of December 31, 1998, the Company's retail natural gas business served over 216,000 customers in Colorado, Nebraska and Wyoming through approximately 7,400 miles of distribution pipelines. The Company's intrastate pipelines, distribution facilities and retail sales in Colorado and Wyoming are subject to the regulatory authority of each state's utility commission. In Nebraska, retail gas sales rates for residential and small commercial customers are regulated by each municipality served.

The Company's retail operations in Nebraska, Wyoming and northeastern Colorado serve areas that are primarily rural and agriculturally based where gas is used primarily for space heating, crop irrigation, grain drying and processing of agricultural products. In much of Nebraska, the winter heating load is balanced by irrigation requirements in the summer and grain drying in the fall.

To support its domestic retail business, the Company utilizes its underground storage facilities to provide gas for load balancing and peak system demand. Storage services for the Company's retail natural gas services are provided by three facilities in Wyoming owned by Northern Gas Company, one facility in Colorado owned by Wildhorse, and one facility located in Nebraska and owned by KNI. The peak natural gas withdrawal capacity available for the Company's retail business is approximately 99 MMcf per day.

The Company's domestic retail natural gas business relies on the Company's interstate pipeline systems, the intrastate pipelines it operates and third-party pipelines for transportation and storage services required to serve its markets. The gas supply requirements for K N's domestic retail natural gas business are met through a combination of purchases from marketing affiliates and third-party suppliers.

In May 1997, the Mexico Energy Regulatory Commission awarded a franchise to Gas Natural De Noroeste ("GNN"), a joint venture in which K N has a 75% interest, to construct and operate an LDC in the cities of Hermosillo, Guaymas and Empalme in western Mexico. The franchise grants GNN exclusive rights in the region for 12 years and distribution rights for 30 years. Pursuant to this franchise, GNN will construct a distribution system to connect at least 26,250 residential, commercial and industrial customers by June 2002. Construction began in April 1998, with a projected capital investment of $21.3 million. On September 30, 1998, GNN opened its distribution system and began supplying 2.5 MMcf of natural gas per day to industrial customers. GNN's approved rates of return are 16.9%, with exchange rate protection for dollar/peso conversion.

    RETAIL SERVICES

en*able has been developed as a energy deregulation "superstore," offering a wide array of turnkey and individualized solutions to the energy industry and others that desire to compete in a deregulated energy market. en*able sells a full range of services through Simple Choice which, in partnership with local utilities, provides consumers an opportunity to purchase home, entertainment, energy and communication products and services with "one call, one bill and one check." Through licensing agreements, Simple Choice offers utilities across the country a means of reinforcing their brand and developing greater customer loyalty. en*able is a limited liability company owned equally by K N Energy and PacifiCorp. en*able was founded in January 1997 to develop and deliver effective means of creating more substantial customer relationships to energy providers across the nation through the Simple Choice brand, and other back office and marketing support efforts. en*able's wholly owned subsidiary, Orcom Solutions, is a developer of customer care software solutions.

    POWER SERVICES

K N's new power service businesses position the Company to take advantage of the rapidly changing energy industry and leverage markets with cross commodity opportunities in convergent energy markets. The Company plans to acquire and develop gas-fired merchant power generation assets, develop and implement distributive generation strategy, optimize electric activities in K N's facilities, monitor and participate in industry restructuring and leverage value stream assets to create new revenue streams. The Company is currently in the process of site selection and permitting for a 510 megawatt power plant in Lake County, Illinois.

K N's acquisition of interests in Thermo provided K N with its first electric generation assets as well as the knowledge and expertise of Thermo's management necessary to undertake the development of merchant power plants along its pipeline assets. Thermo has interests in four independent power plants in Colorado representing approximately 380 megawatts of electric generation capacity with access to approximately 130 BCF of natural gas reserves.

REGULATION

FEDERAL AND STATE REGULATION

Both the performance of interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act.

Legislative and regulatory changes began in 1978 with the passage of the Natural Gas Policy Act, pursuant to which the process of deregulation of gas sold at the wellhead was commenced. The restructuring of the natural gas industry continued with the adoption of (i) Order 380 in 1984, which eliminated purchasers' minimum bill obligations to the pipelines, thus making gas purchased from third parties, particularly on the spot market, more economically attractive relative to gas purchased from pipelines and (ii) Order 436 in 1985, which provided that interstate transportation of gas under blanket or self-implementing authority must be provided on an open-access, non-discriminatory basis. After Order 436 was partially overturned in federal court, the FERC issued Order 500 in August 1987 as an interim rule intended to readopt the basic thrust of the regulations promulgated by Order 436. Order 500 was amended by Orders 500 A through L. The FERC's stated purpose in issuing Orders 436 and 500, as amended, was to create a more competitive environment in the natural gas marketplace. This purpose continued with Order 497, issued in June 1988, which set forth new standards and guidelines imposing certain constraints on the interaction of interstate pipelines and their marketing affiliates and imposing certain disclosure requirements regarding that interaction.

Order 636, issued in April 1992, as amended, was a continuation of the FERC's efforts to improve the competitive structure of the pipeline industry and maximize the consumer benefits of a competitive structure of the pipeline industry and a competitive wellhead gas market. In Order 636, the FERC required interstate pipelines that perform open access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service (i.e., for the gas commodity, transportation and storage).

Specifically, Order 636 contains the following procedures to increase competition in the industry: (i) requiring the unbundling of sales services from other services, meaning that only a separately identified merchant affiliate of the pipeline could sell gas at points of entry into the pipeline system; (ii) permitting holders of firm capacity to release all or a part of their capacity for resale by the pipeline either to the highest bidder or, under short-term or maximum rate releases, to shippers in a prepackaged release, with revenues in both instances credited to the releasing shipper; (iii) allowing shippers to use as secondary points other receipt points and delivery points on the system, subject to the rights of other shippers to use those points as their primary receipt and delivery points; (iv) the issuance of blanket sales certificates to interstate pipelines for unbundled services; (v) the continuation of pregranted abandonment of previously committed pipeline sales and transportation services, subject to certain rights of first refusal, which should make unused pipeline capacity available to other shippers and clear the way for excess transportation services to be reallocated to the marketplace; (vi) requiring that firm and interruptible transportation services be provided by the pipelines to all parties on a comparable basis; and (vii) generally requiring that pipelines derive transportation rates using a straight-fixed-variable rate method which places all fixed costs in a fixed reservation fee that is payable without regard to usage, as opposed to the previously used modified fixed-variable method that allocated a part of the pipelines' fixed costs to the usage fee. The FERC's stated position is that the straight-fixed-variable method promotes the goal of a competitive national gas market by increasing the cost of unnecessarily holding firm capacity rather than releasing it, and is consistent with its directive to unbundle the pipelines' traditional merchant sales services. Order 636 has been affirmed in all material respects upon judicial review and the Company's own FERC orders approving its unbundling plans are final and not subject to any pending judicial review.

NGPL has been a party to a number of contracts that required NGPL to purchase natural gas at prices in excess of the prevailing market price. As a result of Order 636 prohibiting interstate pipelines from using their gas transportation and storage facilities to market gas to sales customers, NGPL no longer had a sales market for the gas it is required to purchase under these contracts. Order 636 went into effect on NGPL's system on December 1, 1993. NGPL has agreed to pay substantial transition costs to reform these contracts with gas suppliers. Under settlement agreements reached by NGPL and its former sales customers, NGPL recovered from those customers over a four-year period beginning December 1, 1993, a significant amount of the gas supply realignment "GSR" costs. The FERC has also permitted NGPL to implement a tariff mechanism to recover additional portions of its GSR costs in rates charged to transportation customers that were not party to the settlements. In July 1996, a Federal appellate court remanded Order 636 to the FERC for further explanation of aspects of its decision regarding recovery of GSR costs by interstate pipelines. Because of the settlements and FERC orders authorizing NGPL's GSR cost recovery mechanism, the remand is not expected to have any significant impact on NGPL. The FERC has allowed GSR rates to go into effect on December 1, 1997, subject to refund, to recover any shortfall in recoveries of GSR costs allocated to interruptible transportation. However, the FERC rejected NGPL's filing for rehearing that NGPL be allowed to recoup a portion of any shortfall on title transfers and interruptible transportation to pooling points.

    GATHERING AND PROCESSING SERVICES

Under the Natural Gas Act, facilities used for, and operations involving, the production and gathering of natural gas are exempt from the FERC's jurisdiction, while facilities used for and operations involving interstate transmission are not exempt. However, the FERC's determination of what constitutes exempt gathering facilities as opposed to jurisdictional transmission facilities has evolved over time. Under current law, facilities which otherwise are classified as gathering may be subject to ancillary FERC rate and service jurisdiction when owned by an interstate pipeline company and used in connection with interstate transportation or jurisdictional sales. The FERC determines jurisdictional status on a fact-specific basis.

The issue of state jurisdiction over gathering activities has previously been raised before the Colorado Public Utilities Commission, Kansas Corporation Commission, Oklahoma Corporation Commission, New Mexico Public Service Commission, Texas Railroad Commission and Wyoming Public Service Commission, as well as before state legislative bodies. The Company is closely monitoring developments in this area.

The Company requested, was granted authority and in 1994 transferred substantially all of its gathering facilities to a wholly-owned subsidiary. The FERC determined that after the transfer the gathering facilities would be nonjurisdictional, but the FERC reserved the right to reassert jurisdiction if the Company was found to be operating the facilities in an anti-competitive manner or contrary to open access principles. The Company plans to transfer MidCon's gathering facilities to a wholly-owned subsidiary in order to make such facilities nonjurisdictional.

    INTRASTATE TRANSPORTATION AND MARKETING SERVICES

The operations of the Company's intrastate pipeline and marketing subsidiaries located primarily in Texas are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act. Of particular importance are regulations that allow increased access to interstate transportation services, without the necessity of obtaining prior FERC authorization for each transaction. A key element of the program is nondiscriminatory access, under which a regulated pipeline must agree, under certain conditions, to transport gas for any party requesting such service.

    INTERSTATE TRANSPORTATION AND STORAGE SERVICES

Facilities for the transportation of natural gas in interstate commerce and for storage services in interstate commerce are subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act. The acquisition of MidCon's interstate natural gas pipeline system has resulted in a significant increase in the percentage of the Company's assets subject to regulation by the FERC. The Company is also subject to the requirements of FERC Order Nos. 497, et seq., and 566, et. seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate pipeline of its marketing affiliates and govern in particular the provision of information by an interstate pipeline to its marketing affiliates.

On June 1, 1995, NGPL filed a general rate case with the FERC to establish new rates as well as new or revised services. The FERC permitted NGPL to place new rates into effect, subject to refund, on December 1, 1995. This date corresponded to the effective date of new transportation and storage agreements between NGPL and its principal local distribution customers. Major issues in the rate case included the terms and conditions of new services, throughput levels used in the design of rates, discounting adjustments, levels of depreciation rates and return on investment, and the levels used in the design of fuel rates. In May 1996, NGPL filed with the FERC an offer of settlement to resolve the remaining issues in the proceeding. On November 3, 1997, the FERC approved a settlement of this rate case substantially consistent with what NGPL proposed. The FERC's order approving the settlement is final and not subject to rehearing or judicial review.

In January 1997, Amoco Production Company and Amoco Energy Trading Corporation ("Amoco") filed a complaint against NGPL before the FERC contending that NGPL had improperly provided its affiliate, MidCon Gas, transportation service on preferential terms, seeking termination of currently effective contracts and the imposition of civil penalties. A subsequent FERC staff audit made proposed findings that NGPL had favored MidCon Gas, which NGPL has challenged. In July 1997, Amoco and NGPL agreed to a settlement of this proceeding. Amoco filed to withdraw its complaint subject to the FERC's procedures. Several intervenors opposed the withdrawal of the complaint and NGPL filed an answer to that opposition. By orders issued January 16, 1998 (the "January Order"), the FERC ruled that NGPL had violated certain of the FERC's regulations regarding its business relationships with its affiliate, MidCon Gas. Relying upon its authority under the Natural Gas Policy Act, the FERC provided notice to NGPL that, in addition to other remedial action, it proposed to assess civil penalties of $8,840,000. Such orders also required NGPL to take certain other actions, including making a new tariff filing, and imposed certain restrictions on the sharing of employees by NGPL and MidCon Gas. The FERC proposed to suspend one-half of the penalty provided that for two years following the date of the order NGPL does not violate specified sections of the FERC's regulations. The Company and other parties sought rehearing in February 1998. The Company also made several filings in compliance with the January Order, including payment of the $4.42 million civil penalty. On March 26, 1998, the FERC issued an order denying all rehearing requests, including those of several parties which had argued for more onerous penalties or restrictions. The Company and the Interstate Natural Gas Association of America sought further rehearing and clarification in April 1998. On May 27, 1998, the FERC issued an order denying rehearing, but granting, in part, the petitioners' request for clarification. The Company has sought judicial review of the FERC's orders in the

U.S. Court of Appeals for the District of Columbia. The Company does not believe the ultimate resolution of these issues will have a material adverse affect on its operations and results.

In January 1998, KNI filed a rate case requesting an increase in its rates that would result in additional annual revenues of $30.2 million. The filing included the costs of KNI's newly constructed Pony Express pipeline facilities. The FERC, by an order dated February 26, 1998, accepted the filing and suspended its effective date for the full five-month period permitted by the Natural Gas Act thus permitting the rates to go into effect subject to refund August 1, 1998. Various parties intervened in the proceedings. The administrative law judge issued an order dated November 5, 1998 finding that KNI had not made a prima facie case for rolled-in treatment of the Pony Express pipeline facilities. KNI and others sought FERC review of the order, and on March 3, 1999, the FERC issued an order affirming the decision of the administrative law judge. The order held that the Pony Express costs should be removed from the case, that KNI should charge rates applicable to its preexisting system to Pony Express shippers, that certain refunds were due, and that KNI can file in the future for rolled-in or incremental rate treatment of the Pony Express facilities. Additional proceedings are ongoing before the FERC to resolve differences. The Company will pursue a negotiated resolution of any differences but the Company cannot predict with certainty whether the regulatory proceedings will be resolved through a negotiated settlement or through administrative litigation. The Company's interstate pipeline business could be adversely affected by an unsatisfactory outcome.

    RETAIL NATURAL GAS SERVICES

Certain of the Company's intrastate pipelines, storage, distribution and/or retail sales in Colorado, Texas and Wyoming are under the regulatory authority of each state's utility commission. In Nebraska, certain retail gas sales rates for residential and small commercial customers are regulated by the municipality served.

In certain of the incorporated communities in which the Company provides retail natural gas services, the Company operates under franchises granted by the applicable municipal authorities. The duration of theses franchises varies. In unincorporated areas, the Company's natural gas utility services are not subject to municipal franchise. The Company has been issued various certificates of public convenience and necessity by the regulatory commissions in Colorado and Wyoming authorizing it to provide natural gas utility services within certain incorporated and unincorporated areas of those states.

Continuing regulatory change will provide energy consumers with increasing choices among their suppliers. The Company emerged as a leader in providing for customer choice by filing an application with the Wyoming Public Service Commission in 1995 to allow 10,500 residential and commercial customers to choose to purchase the gas from a qualified list of suppliers. The proposal provided that the Company would continue to provide all other utility services. In early 1996, the Wyoming Public Service Commission issued an order allowing the Company to bring competition to these 10,500 residential and commercial customers beginning in mid 1996. Choosing from a menu of three competing suppliers, approximately 80% of the Company's customers chose to remain with the Company. The experience gave the Company early and valuable experience in competing in an unbundled environment and led to the development of new products and services. The innovative program was one of the first in the nation that allowed essentially all customers the opportunity to exercise energy choice for natural gas. In November 1997, the Company announced a similar plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998. As of December 31, 1998, the plan had been approved by 176 communities, representing approximately 95,000 customers served by the Company in Nebraska.

ENVIRONMENTAL REGULATION

The Company's operations and properties are subject to extensive and evolving Federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment or otherwise relating to environmental protection or human health and safety. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations can also impose liability for remedial costs on the owner or operator of properties or the generators of waste materials, regardless of fault. Moreover, the recent trends toward stricter standards in environmental legislation and regulation are likely to continue.

The U.S. Environmental Protection Agency ("EPA") recently published a final rule addressing transport of ground level ozone. The rule affects 22 Eastern and Midwestern states, including Illinois and Missouri in which the Company operates gas compression facilities. The rule requires reductions in emissions of nitrogen oxide, a precursor to ozone formation, from various emission sources, including utility and non-utility sources. The rule requires that the affected states prepare and submit State Implementation Plans to the EPA by September 1999, reflecting how the required emissions reductions will be achieved. Emission controls are required to be installed by May 1, 2003. This rule will likely result in the Company, as well as its competitors, being required to install some form of new emissions control technology on certain equipment it operates. Another impact from the rule is that it may result in broad increased use of natural gas, as other sources of nitrogen oxide air emissions, including utilities, seek to achieve the reductions required under the rule. The State Implementation Plans which will effectuate this rule have yet to be proposed or promulgated, and will require detailed analysis before their final economic impact can be ascertained. While additional capital costs are likely to result from this rule, based on currently available information, the Company does not believe that these costs will have a material adverse effect on its business, financial position or results of operations.

On February 6, 1998, the EPA published in the Federal Register a proposed standard to limit emissions of hazardous air pollutants ("HAPs") from oil and natural gas production as well as from natural gas transmission and storage facilities. This is a Maximum Achievable Control Technology ("MACT") standard, and is mandated under section 112 of the 1990 Amendments to the Clean Air Act. The proposed MACT standard requires that the affected facilities reduce emissions of HAPs by 95%. This new standard will require the Company to achieve this reduction either by process modifications or by installing new emissions control technology. The MACT standard will affect the Company and its competitors in a like manner. The USEPA has stated that the standard will be promulgated in its final form by May 15, 1999. The rule will allow most affected sources three years to come into compliance. The rule in its final form will require detailed analysis to determine its overall affect on the Company. While additional capital costs are likely to result from this rule, the Company believes that the rule will not have a material adverse effect on the Company's business, financial position or results of operations.

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

Other

Amounts spent by the Company during 1998, 1997 and 1996 on research and development activities were not material.

(C)      Financial Information About Foreign and Domestic Operations and Export
         Sales

Substantially all of the Company's operations are in the contiguous 48 states.

ITEM 3:  LEGAL PROCEEDINGS

On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, RMNG and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the defendant companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. On February 5, 1999, the Federal District Court granted summary judgment regarding some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. The Company's potential liability and the amount of such damages, if any, are subject to dispute between the parties; however, the Company believes it has a meritorious position in these matters and does not expect this lawsuit to have a material adverse effect on the Company's business, financial position or results of operations. In July 1996, the U.S. District Court, District of Colorado lifted its stay and allowed discovery for a period of time. Currently, this case is still pending. Discovery is now complete, but no trial date has yet been set.

On July 26, 1996, the Company and RMNG, along with over 70 other natural gas companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The Company and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion was granted in 1997, but the court gave Mr. Grynberg leave to refile this action in a court with proper jurisdiction. Mr. Grynberg appealed the dismissal of the action based on improper joinder, and the D.C. Court of Appeals affirmed the joinder decision in October 1998. Mr. Grynberg has filed a new case, modified somewhat from his original action, in Federal District Court, District of Colorado. The Company has not yet been served in this new action, which is under seal pending federal governmental reviews of the merits. The Department of Justice has not yet made a decision regarding whether to intervene in this new case. The Company has engaged in both formal and informal discussions with the Government regarding this case. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's business, financial position or results of operations.

Pursuant to certain acquisition agreements involving Cabot Corporation ("Cabot"), Cabot indemnified the Company for certain environmental liabilities associated with assets in Texas, Oklahoma and New Mexico acquired from American Oil and Gas Corporation. Issues arose concerning Cabot's indemnification obligations, and the Company and Cabot entered into binding arbitration to resolve all issues in dispute. The binding decision of the arbitrators resulted in the requirement that Cabot pay the Company for a substantial portion of past and future environmental related costs associated with the properties. In December 1998, the Company recorded a charge of approximately $7.2 million representing both previously incurred costs which were not awarded in the arbitration and the recognition of a liability for the Company's share of estimated future costs. As a result of this settlement, the Company will have no future expense associated with this matter. The Company does not expect its potential exposure for the remaining liabilities to have a material adverse effect on the Company's business, financial position or results of operations.

The Company believes it has meritorious defenses to all lawsuits and legal proceedings in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, the Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial position or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification and Business Experience of Executive Officers

                   Name                              Age                Position and Business Experience
-------------------------------------------------    ---     ------------------------------------------------------
Morton C. Aaronson...............................     40     Chief Marketing Officer since April 1996. Vice
                                                             President since January 1996. Vice President, MCI/
                                                             NewsCorp. Business Development from May 1995 to
                                                             January 1996. Vice President, Market Management, MCI
                                                             Communications Corporation from August 1994 to May
                                                             1995. Vice President, Large Accounts and Global
                                                             Markets, MCI Communications Corporation, from July
                                                             1993 to August 1994. Director, Major Accounts
                                                             Marketing, MCI Communications Corporation from July
                                                             1992 to July 1993.

John N. DiNardo..................................     51     Vice President and General Manager since April 1996.
                                                             Vice President - Gas Gathering and Processing from
                                                             March 1994 to April 1996. General Manager, K N Gas
                                                             Gathering, Inc. and K N Front Range Gathering Company
                                                             from May 1993 to March 1994. Director of Project
                                                             Development, K N Gas Gathering, Inc. from August 1991
                                                             to May 1993.

Jack W. Ellis II.................................     45     Vice President and Controller since December 1997.
                                                             Vice President and Controller, NorAm Energy Corp.
                                                             from December 1989 to August 1997.

Larry D. Hall....................................     56     Chairman of the Board since April 1996. Chief
                                                             Executive Officer since July 1994. President from May
                                                             1988 to July 1998. Chief Operating Officer from May
                                                             1988 to July 1994. Director since 1984.

Rose M. Robeson..................................     38     Vice President and Treasurer since April 1998.
                                                             Assistant Treasurer from 1996 to 1998.  Assistant
                                                             Treasurer of Total Petroleum, Inc. from 1992 to 1996.

Clyde E. McKenzie................................     51     Vice President and Chief Financial Officer since
                                                             April 1996. Vice President and Treasurer, Apache
                                                             Corporation from 1988 to 1996.

Iain "Skip" Paterson.............................     45     Vice President, Human Resources since July 1998.
                                                             Director of Human Resources for BellSouth Cellular Corp.
                                                             from June 1992 to June 1998.

John F. Riordan.................................      63     Director since February 1998. Vice Chairman of the Board
                                                             from February 1998 to February 1999. President and Chief
                                                             Executive Officer of MidCon Corp. from 1990 to January
                                                             1998. Executive Vice President and Director of Occidental
                                                             Petroleum Corporation from 1991 to January 1998.


John H. Weber....................................     43     President and Chief Operating Officer since August
                                                             1998. Executive Vice President of Aeroquip-Vickers
                                                             and President Vickers, Incorporated from August 1996
                                                             to August 1998. Executive Vice President of Vickers,
                                                             Incorporated from January 1996 to August 1996. Group
                                                             Vice President - Industrial of Vickers, Incorporated
                                                             from 1994 to August 1996. General Manager Industrial
                                                             Motors of General Electric Company from 1992 to 1994.

H. Rickey Wells..................................     42     Executive Vice President since November 1998. Vice
                                                             President - Business Operations from April 1996 to
                                                             November 1998. Vice President, Operations from June
                                                             1988 to April 1996.

Martha B. Wyrsch.................................     41     Vice President, General Counsel and Secretary since
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

(B)      Involvement in Certain Legal Proceedings

              None.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol KNE. Dividends paid and the price range of the Company's common stock by quarter for the last two years are provided below. All amounts have been restated to reflect the three-for-two split of the Company's common stock effective December 31,1998.

                                                    1998                              1997
                                                    ----                              ----
     Market Price Data
     (Low-High-Close)
       Quarter Ended:
              March 31                  $33.328 -  $39.375  -  $39.375     $24.078 - $27.828 - $26.328
              June 30                   $32.797 -  $40.328 -   $36.125     $24.578 - $28.750 - $28.078
              September 30              $25.000  - $36.125 -   $34.172     $26.000 - $31.953 - $30.500
              December 31               $22.328 -  $34.922 -   $24.250     $27.328 - $36.000 - $36.000

     Dividends
       Quarter Ended:
              March 31                             $0.1867                           $0.1800
              June 30                              $0.1867                           $0.1800
              September 30                         $0.1867                           $0.1800
              December 31                          $0.2000                           $0.1867

     Common Stockholders
       Year-end                                      9,659                            10,090

ITEM 6:  SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW
K N ENERGY, INC. AND SUBSIDIARIES

                                    1998                1997                1996                   1995               1994
                                    ----                ----                ----                   ----               ----
                                                             (In Thousands, Except Per Share Amounts)
OPERATING REVENUES:
Upstream Gathering and
   Processing                   $   604,830         $   553,932         $   357,533            $   208,071        $   228,098
Midstream Sales,
   Transportation
   and Storage                    1,504,644             231,108             266,737                303,382            209,449
Downstream Retail and
   Marketing                      2,801,335           1,669,945           1,164,512                869,609            863,820
Gas and Oil Production                   --                  --                  --                  7,437             11,328
Intersegment Eliminations          (522,966)           (306,004)           (348,300)              (277,101)          (221,418)
                                -----------         -----------         -----------            -----------        -----------
Total Operating Revenues        $ 4,387,843         $ 2,148,981         $ 1,440,482            $ 1,111,398        $ 1,091,277
                                ===========         ===========         ===========            ===========        ===========

OPERATING INCOME                $   344,551         $   146,112         $   134,801            $   115,362        $    54,879
Other Income and (Deductions)      (246,290)            (32,954)            (35,085)               (33,790)           (30,058)
                                -----------         -----------         -----------            -----------        -----------

INCOME BEFORE INCOME TAXES           98,261             113,158              99,716                 81,572             24,821
Income Taxes                         38,272              35,661              35,897                 29,050              9,500
                                -----------         -----------         -----------            -----------        -----------

NET INCOME                           59,989              77,497              63,819                 52,522             15,321
Less - Preferred Stock
   Dividends                            350                 350                 398                    492                630
                                -----------         -----------         -----------            -----------        -----------


EARNINGS AVAILABLE FOR
   COMMON STOCK                 $    59,639         $    77,147         $    63,421            $    52,030        $    14,691
                                ===========         ===========         ===========            ===========        ===========

DILUTED EARNINGS PER
   COMMON SHARE                 $      0.92         $      1.63         $      1.43            $      1.22        $      0.35
                                ===========         ===========         ===========            ===========        ===========

DIVIDENDS PER COMMON SHARE      $      0.76         $      0.73         $      0.70            $      0.67        $      0.51
                                ===========         ===========         ===========            ===========        ===========

NUMBER OF SHARES USED IN
   COMPUTING DILUTED EARNINGS
   PER COMMON SHARE                  64,636              47,307              44,436                 42,540             42,066
                                ===========         ===========         ===========            ===========        ===========

TOTAL ASSETS                    $ 9,612,212         $ 2,305,805         $ 1,629,720            $ 1,257,457        $ 1,172,384
                                ===========         ===========         ===========            ===========        ===========

CAPITAL EXPENDITURES            $   256,514         $   311,093         $   119,987            $    79,313        $    70,511
                                ===========         ===========         ===========            ===========        ===========

ACQUISITIONS                    $ 3,781,517         $   153,756         $   155,909            $    35,897        $    31,363
                                ===========         ===========         ===========            ===========        ===========

CAPITALIZATION:
Common Stockholders' Equity     $ 1,216,821    25%  $   606,132    48%  $   519,794     55%    $   426,760   57%  $   393,686   54%
Preferred Stock                       7,000    --         7,000    --         7,000      1%          7,000    1%        7,000    1%
Preferred Stock Subject to
   Mandatory Redemption                  --    --            --    --            --     --             572   --         1,715   --
Preferred Capital Trust
   Securities                       275,000     6%      100,000     8%           --     --              --   --            --   --
Long-Term Debt                    3,300,025    69%      553,816    44%      423,676     44%        315,564   42%      334,644   45%
                                -----------   ---   -----------   ---   -----------    ---     -----------  ---   -----------  ---
Total Capitalization            $ 4,798,846   100%  $ 1,266,948   100%  $   950,470    100%    $   749,896  100%  $   737,045  100%
                                ===========   ===   ===========   ===   ===========    ===     ===========  ===   ===========  ===

BOOK VALUE PER COMMON SHARE     $     17.74         $     12.63         $     11.44            $     10.13        $      9.52
                                ===========         ===========         ===========            ===========        ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has engaged in acquisition and divestiture transactions which may affect the comparison of results between periods. All per share amounts reflect the impact of the December 31, 1998, three-for-two common stock split as discussed in Note 7 (D) to the accompanying consolidated financial statements.

On February 22, 1999, Sempra Energy ("Sempra," an energy services holding company based in San Diego, California) and the Company announced that their respective boards of directors had approved a definitive agreement under which Sempra and the Company would combine in a stock and cash transaction. This merger is conditioned, among other things, upon the approvals of shareholders of both companies as well as certain regulatory approvals, including approvals of the Federal Energy Regulatory Commission and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. For additional information, see Note 1 to the accompanying consolidated financial statements.

CONSOLIDATED FINANCIAL RESULTS

                                                                 1998                      1997                      1996
                                                              ---------                 ---------                  ---------
                                                                         (Dollars In Millions Except Per Share Amounts)
Operating Revenues                                            $ 4,387.8                 $ 2,149.0                  $ 1,440.5
Gross Margin                                                      987.8                     421.1                      378.7
Operating Income                                                  344.6                     146.1                      134.8
Net Income                                                         60.0                      77.5                       63.8
Diluted Earnings Per Share                                    $    0.92                 $    1.63                  $    1.43
Return on Average Common Equity                                     5.4%                     13.7%                      13.4%

The Company's results for 1998 reflect increases from 1997 of 104.2 percent in operating revenues, 134.6 percent in gross margin and 135.9 percent in operating income. These increases are due, in large part, to the inclusion of the results of operations of MidCon Corp. ("MidCon") beginning with its January 30, 1998, acquisition date.


The operating revenues, gross margin and operating income associated with each of the Company's business segments were negatively affected during 1998 by (i) low natural gas liquids ("NGLs") prices and associated reduced processing margins and (ii) reduced pipeline basis differentials reflecting, in part, weather-related reduction in demand as further described within the individual segment discussions which follow. In addition, the results of operations for 1998 include (i) $5.8 million of pre-tax expense ($3.5 million after tax or $0.05 per diluted share) associated with the January 30, 1998, acquisition of MidCon by K N and (ii) the negative impact of items totaling approximately $27.8 million before tax ($17.0 million after tax or $0.26 per diluted share). The pre-tax loss associated with these items includes (i) $7.2 million attributable to settlement of the arbitration of certain environmental litigation as a result of which the Company will have no future expense associated with this matter,
(ii) a loss of $3.1 million resulting from the sale of several under-performing natural gas processing facilities, (iii) write-downs totaling approximately $8.8 million due to the revaluation of certain natural gas due from third-parties and in underground storage and NGLs inventories to reflect current market values,
(iv) $3.7 million in increased allowances for uncollectible accounts receivable and (v) $5.0 million of increased provisions for regulatory refund obligations. These charges were partially offset by the $8.5 million pre-tax ($5.2 million after tax or $0.08 per diluted share) gain from the sale of the Company's Kansas distribution properties and the

$10.9 million pre-tax ($6.7 million after tax or $0.10 per diluted share) gain from the sale of certain microwave towers.

There was a significant increase in interest expense in 1998 and an increase in the effective tax rate, see "Other Income and (Deductions)" and "Income Taxes" elsewhere herein. Earnings per diluted share for 1998 declined by 43.6 percent from 1997 reflecting, in addition to the decline in 1998 net income, an increase of 36.6 percent in average shares outstanding, largely due to the March 1998 common stock issuance associated with the acquisition of MidCon (see Notes 2(D) and 7(D) to the accompanying consolidated financial statements).

RESULTS OF OPERATIONS

Reflecting the Company's strategy of extracting margins from the various segments of the energy value stream, the Company has segregated its results of operations into "Upstream," "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) NGLs extraction and marketing activities. Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines. Downstream activities principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales. For comparative purposes, the Company's previously reported segment results have been restated to conform to the current presentation. The following segment data are before intersegment eliminations.

UPSTREAM GATHERING AND PROCESSING                                    1998                   1997                   1996
---------------------------------                                  --------               --------               --------
                                                                        (Dollars In Millions Except Per Gallon Amounts)
Operating Revenues
  Gas Sales                                                        $  219.8               $  156.2               $  102.5
  Natural Gas Liquids Sales                                           251.0                  275.9                  188.2
  Gathering, Transportation and Other                                 134.0                  121.8                   66.8
                                                                   --------               --------               --------
                                                                      604.8                  553.9                  357.5
                                                                   --------               --------               --------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                              473.7                  391.0                  244.5
  Operations and Maintenance                                          111.8                   77.6                   54.3
  Depreciation and Amortization                                        26.3                   16.9                   14.5
  Taxes, Other Than Income Taxes                                       11.4                    9.6                    5.6
                                                                   --------               --------               --------
                                                                      623.2                  495.1                  318.9
                                                                   --------               --------               --------

Operating (Loss) Income                                            $  (18.4)              $   58.8               $   38.6
                                                                   ========               ========               ========

Systems Throughput (Trillion Btus)
  Gas Sales                                                           116.8                   70.7                   60.6
  Gathering and Transportation                                        343.5                  298.4                  280.2
                                                                   --------               --------               --------
                                                                      460.3                  369.1                  340.8
                                                                   ========               ========               ========

Natural Gas Liquids
  Sales (Million Gallons)                                             902.7                  717.4                  464.6
                                                                   ========               --------               --------
  Average Sales Price/Gallon                                       $   0.28               $   0.38               $   0.41
                                                                   ========               ========               ========

Operating revenues and operating expenses for Upstream increased by $50.9 million and $128.1 million, respectively, from 1997 to 1998 due primarily to the effect of a full year of the results of operations of the Bushton processing facility. Upstream operating income decreased from income of $58.8 million in 1997 to a loss of $18.4 million in 1998. This net decrease of $77.2 million included $14.0 million of positive contribution from the 1998 operating results of assets which were not included in 1997 operating results, including assets acquired with the MidCon, Red Cedar Gathering Company and Interenergy Corporation acquisitions. This positive impact was more than offset by approximately $91.2 million of negative variance associated with assets owned and operated during both periods. Approximately 55 percent of this negative variance was attributable to decreased NGLs prices during 1998. The addition of the Bushton facility in April 1997 was accretive to 1997 earnings. However, due in part to its contract mix, this acquisition increased Upstream's sensitivity to NGLs prices and to the spread between NGLs prices and natural gas prices. The remaining negative variance was principally due to the impacts of (i) increased 1998 downtime resulting from plant turnaround and installation of additional measurement facilities, (ii) operational problems in 1998 associated with deficient vendor performance, (iii) reduced 1998 pipeline basis differentials which negatively affected joint venture marketing activities, (iv) 1998 NGLs storage inventory write-downs and (v) reduced 1998 revenues from the sale of NGLs marketing rights and processing agreements.

The significant increases in 1997 operating revenues, costs and expenses and volumetric data over 1996 largely reflect the acquisition of the Bushton gathering and processing assets effective April 1, 1997. Increased 1997 operating income from the Bushton assets was partially offset by lower 1997 NGLs prices received at other processing facilities.

MIDSTREAM SALES, TRANSPORTATION AND STORAGE                          1998                   1997                   1996
-------------------------------------------                        --------               --------               --------
                                                                                     (Dollars In Millions)
Operating Revenues
  Transportation and Storage                                       $  652.5               $  126.5               $  112.8
  Gas Sales                                                           832.8                   92.7                  140.3
  Other                                                                19.3                   11.9                   13.6
                                                                   --------               --------               --------
                                                                    1,504.6                  231.1                  266.7
                                                                   --------               --------               --------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                              754.9                   94.7                  134.2
  Operations and Maintenance                                          209.6                   54.6                   56.4
  Depreciation and Amortization                                       155.0                   27.6                   24.9
  Taxes, Other Than Income Taxes                                       33.0                    8.7                    8.1
                                                                   --------               --------               --------
                                                                    1,152.5                  185.6                  223.6
                                                                   --------               --------               --------

Operating Income                                                   $  352.1               $   45.5               $   43.1
                                                                   ========               ========               ========

Systems Throughput (Trillion Btus)                                  2,421.2                  503.2                  529.7
                                                                   ========               ========               ========


Midstream operating income increased from $45.5 million in 1997 to $352.1 million in 1998. This increase in operating income, as well as the significant increases in operating revenues, operating expenses and throughput shown in the preceding table, was principally attributable to the inclusion in 1998 of the operating results of (i) the interstate and intrastate pipeline operations of assets acquired with MidCon (see Note 2 (D) to the accompanying consolidated financial statements) and (ii) the Pony Express Pipeline, which began full operation in the fourth quarter of 1997. There was no significant variance attributable to the operating results of assets owned in both periods.

The Pony Express Pipeline accounted for the majority of the improvement in Midstream operating income from 1996 to 1997. Additionally, 1997 operating results were positively affected by increased gas supply requirements for the Company's retail natural gas services and other wholesale customers. These gas supply requirements increased in 1997 principally due to colder weather and higher irrigation demand in the northern portions of the Company's operating area. These positive impacts were partially offset by reduced 1997 wholesale irrigation demand in the Texas intrastate market area and the transfer of the Casper processing plant to the Upstream segment in August 1997.


DOWNSTREAM RETAIL AND MARKETING                                      1998                   1997                   1996
-------------------------------                                    --------               --------               --------
                                                                                     (Dollars In Millions)
Operating Revenues
  Gas Sales                                                        $2,719.9               $1,552.4               $1,117.5
  Transportation and Other                                             81.4                  117.5                   47.0
                                                                   --------               --------               --------
                                                                    2,801.3                1,669.9                1,164.5
                                                                   --------               --------               --------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                            2,686.8                1,547.1                1,030.6
  Operations and Maintenance                                           76.9                   63.9                   63.4
  Depreciation and Amortization                                        14.6                   11.5                   11.8
  Taxes, Other Than Income Taxes                                        6.3                    5.6                    5.6
                                                                   --------               --------               --------
                                                                    2,784.6                1,628.1                1,111.4
                                                                   --------               --------               --------

Operating Income                                                   $   16.7               $   41.8               $   53.1
                                                                   ========               ========               ========

Gas Sales (Trillion Btus)                                           1,253.5                  564.1                  439.2
                                                                   ========               ========               ========


Downstream operating income decreased from $41.8 million in 1997 to $16.7 million in 1998 primarily due to a decrease in earnings from commodity marketing and other factors as described following. Operating income for 1998 included $8.0 million of income from certain new assets and businesses not included in 1997, including K N Power, the Thermo Companies ("Thermo"), K N Telecommunications and the Company's interest in the Hermosillo, Mexico, natural gas distribution system. Additionally, 1998 results, as compared to 1997, were positively affected by the fact that 1997 results included approximately $4.0 million of power marketing losses (the Company is not currently engaged in power marketing). However, these favorable variances were more than offset by (i) a $4.6 million decrease attributable to equity in losses of en*able and (ii) a decrease of $26.8 million in operating income from commodity marketing, which reflected (1) $6.4 million of adjustments to write down certain natural gas due from third parties and in underground storage to their current market values,
(2) $3.7 million of increased provision for uncollectible accounts receivable,
(3) reduced 1998 sales of gas in storage and (4) depressed 1998 basis differentials and milder weather which have a negative impact on certain sales margins due to the costs associated with transportation commitments.

Downstream results were positively affected in 1997, relative to 1996, by increased sales of gas in storage, sales of certain non-strategic gas supply and increases in space-heating and irrigation loads in the northern portions of the Company's operating area. These positive impacts were more than offset by (i) $4.0 million of 1997 power marketing losses, (ii) reduced 1997 wholesale irrigation demand in the Texas intrastate markets and (iii) expenses incurred during 1997 to centralize the Company's marketing activities in Houston, Texas.


OTHER INCOME AND (DEDUCTIONS)                                       1998                   1997                   1996
-----------------------------                                      -------                -------                -------
                                                                                         (In Millions)
Interest Expense, Net                                              $(247.2)               $ (43.5)               $ (35.9)
Minority Interests                                                   (16.2)                  (8.7)                  (2.9)
Other, Net                                                            17.1                   19.2                    3.7
                                                                   -------                -------                -------
                                                                   $(246.3)               $ (33.0)               $ (35.1)
                                                                   =======                =======                =======


The increase of $203.7 million in "Interest Expense, Net" from 1997 to 1998 was principally due to incremental debt associated with the MidCon acquisition and construction costs associated with the Pony Express Pipeline. The increase in net expense associated with "Minority Interests" in 1998, relative to 1997, was principally due to the dividend requirements associated with the $175 million of Capital Trust Securities issued in April 1998. The $2.1 million decrease in "Other, Net" from 1997 to 1998 reflects the fact that 1998 included (i) a $10.9 million gain from the sale of certain microwave towers, (ii) an $8.5 million gain from the sale of the Company's Kansas natural gas distribution properties,
(iii) the recognition of $7.2 million in costs related to the settlement of the arbitration of certain environmental claims, as a result of which the Company will have no future expense associated with this matter, (iv) approximately $5.0 million of expense reflecting an increased provision for regulatory refund obligations, (v) a loss of approximately $3.1 million from the sale of certain natural gas processing facilities and (vi) $13 million of other miscellaneous income items, while 1997 included approximately $7.0 million of income related to the sale of a 50 percent interest in en*able, $3.7 million of gains from the sale of non-strategic gathering systems, $4.5 million of equity financing costs associated with the Pony Express Pipeline and $4.0 million of other miscellaneous income items.

The increase in "Interest Expense, Net" in 1997, relative to 1996, was the result of additional long-term debt issued in 1997 and higher levels of short-term debt, principally to fund capital expenditures. The increase in net expenses associated with "Minority Interests" in 1997 was primarily due to the dividend requirements associated with the $100 million of Capital Trust Securities issued in April 1997. The change in "Other, Net" from 1996 to 1997 was principally due to the items recorded in 1997 as described preceding.


INCOME TAXES                                                         1998                  1997                    1996
------------                                                       -------                -------                -------
                                                                                     (Dollars In Millions)
Provision                                                          $  38.3                $  35.7                $  35.9
                                                                   =======                =======                =======

Effective Tax Rate                                                    38.9%                  31.5%                  36.0%
                                                                   =======                =======                =======


The $2.6 million net increase in income tax expense from 1997 to 1998 reflected a decrease of approximately $4.7 million attributable to a decrease in 1998 pre-tax income and an increase of approximately $7.3 million attributable to an increase in the 1998 effective tax rate. This increased 1998 effective tax rate was principally due to (i) certain 1997 adjustments as described following and
(ii) an increase in the 1998 effective state tax rate attributable to the addition of the results of operations of MidCon.

The $0.2 million net decrease in income tax expense from 1996 to 1997 reflected an increase of approximately $4.8 million attributable to an increase in 1997 pre-tax income and a decrease of approximately $5.0 million attributable to a decrease in the 1997 effective tax rate, principally due to the successful resolution of certain issues from prior years' federal income tax filings.

LIQUIDITY AND CAPITAL RESOURCES

The following table illustrates the sources of the Company's invested capital. The balances at December 31, 1998, reflect the incremental capital associated with the acquisition of MidCon, including the post-acquisition refinancings completed in 1998 (see Notes 2 (D) and 7 to the accompanying consolidated financial statements).

                                                                        DECEMBER 31
                                                          1998              1997            1996
                                                       ----------        ----------       ----------
                                                                   (Dollars In Thousands)
Long-Term Debt                                         $3,300,025        $  553,816       $  423,676
Common Equity                                           1,216,821           606,132          519,794
Preferred Stock                                             7,000             7,000            7,000
Capital Trust Securities                                  275,000           100,000                -
                                                       ----------        ----------       ----------
  Capitalization                                        4,798,846         1,266,948          950,470
Short-Term Debt                                         1,702,013(1)        359,951          156,271
                                                       ----------        ----------       ----------
  Invested Capital                                     $6,500,859        $1,626,899       $1,106,741
                                                       ==========        ==========       ==========

Capitalization:
  Long-Term Debt                                             68.8%             43.7%            44.6%
  Common Equity                                              25.4%             47.8%            54.7%
  Preferred Stock                                             0.1%              0.6%             0.7%
  Capital Trust Securities                                    5.7%              7.9%               -

Invested Capital:
  Total Debt(2)                                              76.9%             56.2%            52.4%
  Equity, Including Capital
    Trust Securities                                         23.1%             43.8%            47.6%

--------------------------------------------------------------------------------

(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon. This note was repaid on January 4, 1999.
(2) If the government securities held as collateral were offset against the related debt, the ratio of total debt to invested capital at December 31, 1998, would be 72.3 percent.

The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash Flows and related supplemental disclosures.

Net Cash Flows From Operating Activities

"Net Cash Flows From Operating Activities" decreased from $97.5 million in 1997 to $95.3 million in 1998, a decrease of $2.2 million or 2.3 percent. This decrease was principally attributable to the net impact of (i) an increase of approximately $65.5 million in cash used to increase net working capital in 1998, largely due to the net use of cash resulting from the changes in accounts receivable and accounts payable, (ii) the increase in earnings before non-cash charges and credits for 1998, (iii) increased 1998 cash used for gas in underground storage and (iv) the 1998 receipt of $27.5 million in settlement of a gas contract.

"Net Cash Flows From Operating Activities" increased from $75.6 million in 1996 to $97.5 million in 1997, an increase of $21.9 million. This increase was principally attributable to the same factors resulting in the reported increase in earnings between these years.

Net Cash Flows From Investing Activities

"Net Cash Flows Used in Investing Activities" increased from $496.6 million in 1997 to $3.5 billion in 1998, an increase of approximately $3.0 billion, principally due to (i) the $2.2 billion of net cash paid in 1998 and (ii) the net use of cash for the purchases of approximately $1.1 billion of U.S. government securities as collateral for the Substitute Note, in each case in conjunction with the acquisition of MidCon. In addition, cash outflows for acquisitions other than MidCon were approximately $104.5 million less in 1998 than in 1997 and proceeds from sales of facilities increased by approximately $55.2 million in 1998.

"Net Cash Flows Used in Investing Activities" increased from $257.3 million in 1996 to $496.6 million in 1997, an increase of $239.3 million principally due to
(i) the 1997 completion of the Pony Express Pipeline and construction of transmission laterals into the Kansas City metropolitan area, (ii) the acquisition of the Bushton facilities in April 1997 and (iii) the acquisition of an interest in the Red Cedar Gathering Company, also in December 1997.

Net Cash Flows From Financing Activities

"Net Cash Flows From Financing Activities" increased from $411.2 million in 1997 to approximately $3.4 billion in 1998, an increase of approximately $3.0 billion. This increase reflected reduced 1998 cash from short-term borrowings and the 1998 receipt of (i) $2.75 billion from the public sale of debt securities, (ii) $650 million from the public sale of common stock and (iii) $175 million from the public sale of Capital Trust Securities (in each case representing the refinancing of acquisition debt associated with the purchase of MidCon), net of associated issuance costs of approximately $78.2 million (see
Note 7 to the accompanying consolidated financial statements). In addition, 1998 cash used for dividends and long-term debt retirement increased by $17.3 million and $8.0 million, respectively.

In March 1998, K N issued 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of common stock in an underwritten public offering, receiving net proceeds of approximately $624.6 million. Also in March 1998, K N issued $2.35 billion principal amount of debt securities of varying maturities and interest rates in an underwritten public offering, receiving net proceeds of approximately $2.34 billion. The net proceeds from these two offerings were used to refinance borrowings under the MidCon acquisition financing arrangements and to purchase U.S. government securities to collateralize a portion of the Substitute Note. In April 1998, K N sold $175 million of 7.63% Capital Securities due April 15, 2028, in an underwritten offering, with the net proceeds of $173.1 million used to purchase U.S. government securities to further collateralize the Substitute Note. In November 1998, K N completed the concurrent underwritten public offerings of $400 million of 3-year senior notes and $460 million principal amount of premium equity participating security units ("PEPS"). The $397.4 million of net proceeds from the senior notes offering were used to retire a portion of K N's then-outstanding short-term borrowings. The proceeds from the PEPS offering was used to purchase U.S. treasury securities on behalf of the PEPS owners, which securities are the property of the PEPS owners and will be held as collateral to fund the obligation of the PEPS holders to purchase K N common stock at the end of a three-year period. For additional information on each of these financings, including terms of the specific securities and the associated accounting treatment, see Note 7 to the accompanying consolidated financial statements.

"Net Cash Flows From Financing Activities" increased from $177.8 million in 1996 to $411.2 million in 1997, an increase of approximately $233.4 million. This increase was principally attributable to (i) additional long-term debt issued in 1997, (ii) the issuance of $100 million of Capital Trust Securities in April 1997 and (iii) net increases in short-term borrowing in 1997. These increases were partially offset by decreased 1997 cash from the issuance of common stock.

On January 4, 1999, K N repaid the $1.4 billion Substitute Note payable to Occidental Petroleum as part of the MidCon acquisition. The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities which had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings.

The Company's principal sources of short-term liquidity are its $1 billion revolving bank facilities (see Note 7 to the accompanying consolidated financial statements). At December 31, 1998, the Company had $297.0 million of commercial paper issued and outstanding (which is backed by the bank facilities). At February 17, 1999, short-term borrowings had increased to approximately $593 million, principally due to funds borrowed in conjunction with repayment of the Substitute Note as described preceding. The bank facilities include covenants which are common in such arrangements, including requirements that (i) the ratio of the Company's total debt to total capitalization not exceed 74 percent initially (upon issuance of common stock to the holders of the PEPS at the maturity thereof, the ratio will be reduced to 67 percent) and (ii) the Company's consolidated net worth (inclusive of trust preferred securities) be at least equal to the sum of $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter ending after December 30, 1998.

Certain of the Company's operating lease arrangements provide that, in the event that the rating of K N's senior debt is lowered below investment grade by both of the two major rating agencies, the Company would be required to post letters of credit in support of its remaining lease payments. Although the Company currently has no information to indicate that such downgrades will occur, given the Company's current level of borrowing and utilization of its letter of credit facility, the posting of these additional letters of credit in support of lease obligations would place the Company in default under the terms of its revolving credit facility. The Company currently believes that, should such a default occur, it could obtain a waiver of the applicable default provisions or modification of such provisions to allow the facility to remain in place, although the pricing would likely increase.

Capital Expenditures and Commitments

Capital expenditures decreased from $311.1 million in 1997 to $256.5 million in 1998. This decrease was due principally to the fact that 1997 capital expenditures included the costs for completion of the Pony Express Pipeline and associated transmission laterals. The 1999 capital expenditure budget totals approximately $160 million. Approximately $44.3 million of this amount had been committed for the purchase of plant and equipment at December 31, 1998.

Principal acquisitions or investments made during 1998 included the MidCon and Thermo acquisitions and the pressure reduction program in the Hugoton basin. Major asset sales during 1998 included the sale of the Company's Kansas natural gas distribution properties, certain microwave towers and certain under-performing natural gas gathering and processing facilities. See Note 2 to the accompanying consolidated financial statements for more information on these acquisitions, investments and sales.

COMMON STOCK SPLIT AND DIVIDEND ACTION

On November 9, 1998, the Board of Directors of K N Energy, Inc. approved a 7.1 percent increase in the quarterly dividend and a three-for-two split of the Company's common stock. The regular quarterly dividend was declared at $0.30 per common share, an increase from $0.28 per common share. Giving effect to the stock split, the quarterly dividend is $0.20 per common share. The stock split was distributed and the increase in dividend was paid concurrently on December 31, 1998, to shareholders of record at the close of business on December 15, 1998.

REGULATION

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI") filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues. As a result of FERC action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and KNI has recorded provisions for refund based on its expectation of ultimate resolution. KNI is currently following the procedural schedule established for the rate case and a hearing on its proposed rates is currently scheduled to commence on July 20, 1999.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of K N Energy, Inc., received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). The Commission has concluded that there is reason to believe that RMNG's rates may be excessive and has ordered further investigation. A procedural schedule has been established and a hearing is scheduled to commence on June 1, 1999.

RISK MANAGEMENT

To minimize the risk of price changes in the natural gas and NGLs markets, the Company uses certain financial instruments for hedging purposes. These instruments include energy products traded on the New York Mercantile Exchange, the Kansas City Board of Trade and over-the-counter markets including, but not limited to, futures and options contracts and fixed-price swaps. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

Pursuant to a policy approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is not to engage in speculative trading. Commodity-related activities of the risk management group are monitored by the Company's Risk Management Committee, which is charged with the review and enforcement of the Board of Directors' risk management policy. The Risk Management Committee reviews the types of hedging instruments used, contract limits and approval levels and may review the pricing and hedging of any or all commodity transactions. All energy futures, swaps and options are recorded at fair value. The fair value of these risk management instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all financial instruments used by the Company. Gains and losses on hedging positions are deferred and recognized as gas purchases expense in the periods in which the underlying physical transactions occur.

The Company measures the risk of price changes in the natural gas and NGLs markets utilizing a Value-at-Risk ("VAR") model. VAR is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. The Company utilizes a closed form model to evaluate risk on a daily basis. The VAR computations utilize a confidence level of 97.7 percent for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7 percent probability that the mark-to-market losses for a single day will not exceed the VAR number presented. Instruments evaluated by the model include forward physical gas, storage and transportation contracts and financial products including commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. VAR at December 31, 1998, was $5.8 million and averaged $4.6 million for 1998.

The Company's calculated VAR exposure represents an estimate of the reasonably possible net losses that would be recognized on the Company's portfolio of derivatives assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures and the timing thereof, as well as changes in the Company's portfolio of derivatives during the year.

The Company's Treasury Department manages the Company's interest rate exposure, utilizing interest rate swaps, caps or similar derivatives within Board-established policy. None of these interest rate derivatives is leveraged. The Company currently is not hedging its interest rate exposure resulting from its short-term borrowings. The market risk related to short-term borrowings from a one percent change in interest rates would result in an approximate $5.9 million impact on pre-tax income, based on current short-term borrowing levels.

There are recently issued accounting pronouncements that change the accounting and reporting requirements for certain risk management activities (see Note 9 to the accompanying consolidated financial statements).

OUTLOOK/FORWARD-LOOKING INFORMATION

General

Certain information contained herein may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that these statements are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein include, among other factors, the pace of deregulation of retail natural gas and electricity markets in the United States, federal, state and international regulatory developments, the timing and extent of changes in commodity prices for oil, natural gas, NGLs, electricity, certain agricultural products and interest rates, the extent of success in acquiring natural gas facilities, the timing and success of efforts to develop power, pipeline and other projects, political developments in foreign countries, weather-related factors and conditions of capital markets and equity markets during the periods covered by the forward-looking statements. All of these factors are difficult to predict and many are beyond the Company's control.

Readiness for Year 2000

The following is a discussion of the Year 2000 problem and its potential impact on the Company. The Securities and Exchange Commission ("SEC") has issued specific guidelines for public companies regarding their disclosure of the Year 2000 problem. The guidelines require more detailed disclosure of each company's analysis of and approach to the Year 2000 problem. As a result, the Company is providing the following disclosure; however, the length and detail contained in this disclosure, relative to the other disclosures contained herein, is not an indication of the Company's view of the relative risk of the Year 2000 problem to the Company.

Some computers and programs, and some devices containing computer chips ("embedded chips") store or process dates containing the Year 2000 as "00." This can result in inaccurate date-related calculations. It is expected that once the Year 2000 arrives, computers, computer programs and devices with embedded chips that have not been modified to correct this problem will not function normally. The Company relies on a number of automated systems to conduct its operations and to transact its business, as is common among large diversified energy companies. In addition, certain of the Company's pipelines and processing equipment and related systems contain electric controls or other devices containing embedded chips. These controls may also be adversely affected by this problem.


In 1997, the Audit Committee of the Company's Board of Directors (the "Audit Committee") established a Year 2000 project to address the Year 2000 problem. In that year, the Company established a Year 2000 Executive Steering Committee (the "Year 2000 Committee") and a Year 2000 Project Management Office (the "Year 2000 Project Management Office"). The Year 2000 project is an ongoing effort monitored by the Audit Committee.

The Audit Committee has adopted a Year 2000 Plan (the "Plan") and will oversee its implementation by receiving periodic reports from the Year 2000 Committee and directly from management. The Audit Committee is prepared to require management to make additional efforts, including amending the Plan as necessary, to fulfill the Audit Committee's goal of taking reasonable steps to minimize injury to people, damage to property, disruption to the Company's delivery of products and services, supporting systems and business operations, and other risks associated with the Year 2000 problem.

The Year 2000 Committee is charged with directing the implementation of the Plan in accordance with resolutions of the Audit Committee and under the direction of the Company's designated senior executives. The Year 2000 Committee oversees the Year 2000 Project Management Office, headed by the Year 2000 Project Coordinator. The Year 2000 Committee keeps the Audit Committee informed of the Company's progress in implementing the Plan and of significant updates that are made to the Plan. The Year 2000 Committee communicates the Audit Committee's directives concerning the Plan to management and executives, and oversees the implementation of those directives.

The Year 2000 Project Management Office works closely with the Company's Readiness Teams comprised of members of the Company's operating units. The teams have been organized to further implement the Plan throughout the Company. The Project Management Office, among other things, promotes exchange of information about Year 2000 problems and solutions, assists in disseminating information about the Company's policies governing communications concerning Year 2000 issues and serves as a conduit between the various Readiness Teams and the Year 2000 Committee.

The aim of the Plan is to take reasonable steps to prevent the Company's mission critical functions from being impaired due to the Year 2000 problem. "Mission critical" describes those systems, devices, functions and external entities that are of material importance to maintaining the Company's capacity to deliver and account for products and services without interruption, and to maintain the Company's supporting business operations with no material disruption or diminution in quality.

Each of the Company's operating units is in various stages of implementing the Plan to address the Year 2000 problem. These efforts include:

     o    an assessment of potential problems;
     o    an inventory of systems and areas which may need to be corrected;
     o remediation and implementation, with priority given to mission critical items;
     o    the testing of such systems and devices; and
     o developing contingency plans in case the Company cannot correct the problem in time, or in the event certain facets of the Year 2000 problem go undetected or do not manifest themselves until after January 1, 2000.

Specifically, the Company is in the process of correcting programmable code, replacing non-Year 2000-ready embedded chips, installing Year 2000-ready releases of certain vendor-supplied computer systems and, in some cases, replacing existing systems with new internally or externally developed software in advance of December 31, 1999.

The Company has completed an inventory of affected items in the non-information technology area and is assessing the results. The Company has begun testing and currently has found very few items that are likely to suffer adverse effects from the Year 2000 problem. The Company expects testing and remediation of mission critical items to be substantially completed by mid-1999.

For the Company's Plan to be successful, the Company must rely for some purposes on outside contractors. There is a risk that those contractors will not complete their work prior to the Year 2000. The Company is developing alternative ways to conduct its business if such deadlines are not met. However, any alternative may involve additional expense and may not be implemented in time to avoid the Year 2000 problem. Ultimately, these alternatives may not be successful.

The Company also relies on suppliers, business partners and other external entities which may or may not be addressing their own problems associated with the Year 2000 problem. The Company has sent out questionnaires to external entities to determine what steps they have taken to correct any Year 2000 problems they may have. The Company has no control over such external entities' efforts, so the Company has developed contingency plans in case such external entities do not complete their efforts before the Year 2000.

The Company estimates that the direct costs the Company has incurred or will incur in 1998, 1999 and 2000 associated with assessing, inventorying, remediating and testing internally developed computer applications, hardware and equipment, including embedded chip systems and third-party developed software, to be between $5 million and $7 million. In addition, as part of the integration of the Company's systems with the systems of MidCon, the Company has begun modifying certain of its computer systems for the combined company or purchasing computer systems from third parties. These computer systems will address the Year 2000 problem and are expected to be operational prior to December 31, 1999. The costs for these computer systems are expected to be between $23 million and $25 million, the majority of which will be capitalized.

The SEC's guidelines also require the Company to address the most reasonably likely worst case scenarios resulting from the Year 2000 problem. As a result of the Year 2000 problem, the Company may be faced with: failure of electrical, gas and similar services and supplies from utilities, disruption of telecommunications facilities, interruptions in the nation's transportation systems and failure of a substantial number of the Company's mission critical hardware and software systems. In addition, the Company's key suppliers or customers may experience their own Year 2000 problems in a way that materially adversely affects the Company's ability to do business without interruption or disruption. As a result of the cumulative impact of these events, the Company's business may be materially adversely affected. The adverse impact of these events occurring can not be quantified at this time.

The Company is in the process of developing contingency plans to address issues associated with the reasonably likely worst case scenarios. The Company expects to have such contingency plans substantially completed by the end of June 1999. The Company will then refine and update its contingency plans for the remainder of 1999.

The Company does not believe that the direct costs associated with the Year 2000 problem will be material to its business, financial position or results of operations.

Litigation and Environmental

The Company's anticipated environmental capital costs and expenses for 1999, including expected costs for voluntary remediation efforts, are approximately $8.4 million. A substantial portion of the Company's environmental costs are either recoverable through insurance and indemnification provisions or have previously recorded liabilities associated with them.

Refer to Notes 4(A) and 4(B) to the accompanying consolidated financial statements for additional information on the Company's pending litigation and environmental matters. The Company believes it has established adequate reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on the Company's business, financial position or results of operations.

New Business Venture

With its 1998 Thermo acquisition (see Note 2 (B) to the accompanying consolidated financial statements), the Company obtained its first electric generation assets. In addition, the Company has announced plans to participate in the investment of $2.5 billion over the next three to five years to build gas-fired electric generation plants. The Company plans to obtain a significant amount of non-recourse financing and partner with electricity companies to build plants totaling 5,000 megawatts of electric generation capacity along its current natural gas pipeline systems.

Significant Operating Variables

The Company's principal exposure to price variability is with NGLs processing margins. The Company attempts to mitigate this exposure by an appropriate mix of "percent of proceeds," "keep whole" and "fee based" processing agreements and by the use of financial hedging instruments (see "Risk Management," elsewhere herein). Under current agreements with producers, a one cent change in average processing margins affects pre-tax operating income by approximately $5.5 million.

The Company also has exposure to variation in natural gas prices and basis differentials, which can affect gross margins in its Midstream sales, transportation and storage and Downstream retail and marketing businesses. Basis differential is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. In December 1998, the Northern Border Pipeline began operations on its 700 million cubic feet per day ("cfd") expansion project from Canadian supply areas into the Chicago market area, which is the terminus of NGPL's main pipeline system. In addition, the Alliance Pipeline, a joint venture of several energy companies, is currently planning a
1.3 billion cfd pipeline to transport natural gas from Canada into the Chicago market area. The in-service date for the Alliance pipeline is uncertain but may be between late 2000 and 2002. In addition, various pipelines have proposed projects to take gas out of the Chicago area to market areas in the Northeast United States. It is currently unknown what impact, if any, this additional pipeline capacity will have on gas prices and basis differentials for delivery points in the upper Midwest.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K N Energy, Inc.:

We have audited the accompanying consolidated balance sheets of K N Energy, Inc. (a Kansas corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K N Energy, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP

Denver, Colorado
February 2, 1999

CONSOLIDATED STATEMENTS OF INCOME
K N ENERGY, INC. AND SUBSIDIARIES

                                                           YEARS ENDED DECEMBER 31
                                                ---------------------------------------------
                                                    1998             1997             1996
                                                -----------      -----------      -----------
                                                   (In Thousands Except Per Share Amounts)

OPERATING REVENUES:
Upstream Gathering and Processing               $   604,830      $   553,932      $   357,533
Midstream Sales, Transportation and Storage       1,504,644          231,108          266,737
Downstream Retail and Marketing                   2,801,335        1,669,945        1,164,512
Intersegment Eliminations                          (522,966)        (306,004)        (348,300)
                                                -----------      -----------      -----------
Total Operating Revenues                          4,387,843        2,148,981        1,440,482
                                                -----------      -----------      -----------

OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales            3,400,044        1,727,902        1,061,748
Operations and Maintenance                          390,883          195,043          173,400
Depreciation and Amortization                       195,916           55,994           51,212
Taxes, Other Than Income Taxes                       50,686           23,930           19,321
Merger-related Costs                                  5,763               --               --
                                                -----------      -----------      -----------
Total Operating Costs and Expenses                4,043,292        2,002,869        1,305,681
                                                -----------      -----------      -----------


OPERATING INCOME                                    344,551          146,112          134,801
                                                -----------      -----------      -----------

OTHER INCOME AND (DEDUCTIONS):
Interest Expense, Net                              (247,180)         (43,495)         (35,933)
Minority Interests                                  (16,167)          (8,706)          (2,946)
Other, Net                                           17,057           19,247            3,794
                                                -----------      -----------      -----------
Total Other Income and (Deductions)                (246,290)         (32,954)         (35,085)
                                                -----------      -----------      -----------


INCOME BEFORE INCOME TAXES                           98,261          113,158           99,716
Income Taxes                                         38,272           35,661           35,897
                                                -----------      -----------      -----------

NET INCOME                                           59,989           77,497           63,819
Less - Preferred Stock Dividends                        350              350              398
                                                -----------      -----------      -----------

EARNINGS AVAILABLE FOR COMMON STOCK             $    59,639      $    77,147      $    63,421
                                                ===========      ===========      ===========

BASIC EARNINGS PER COMMON SHARE                 $      0.93      $      1.66      $      1.45
                                                ===========      ===========      ===========

DILUTED EARNINGS PER COMMON SHARE               $      0.92      $      1.63      $      1.43
                                                ===========      ===========      ===========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               YEARS ENDED DECEMBER 31
                                                          --------------------------------------------------------------
                                                             1998                      1997                       1996
                                                          ----------                ----------                ----------
                                                                                  (In Thousands)
NET INCOME                                                $   59,989                $   77,497                $   63,819
Unrealized (Loss) Gain on Equity Securities, Net of Tax       (6,697)                   (1,492)                    5,735
                                                          ----------                ----------                ----------

COMPREHENSIVE INCOME                                      $   53,292                $   76,005                $   69,554
                                                          ==========                ==========                ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
K N ENERGY, INC. AND SUBSIDIARIES

                                                                                               DECEMBER 31
                                                                                  ------------------------------------
                                                                                     1998                      1997
                                                                                  ----------                ----------
                                                                                          (Dollars In Thousands)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                                         $   21,955                $   22,471
Restricted Deposits                                                                    9,096                    11,339
U.S. Government Securities                                                         1,092,415                         -
Accounts Receivable                                                                  693,044                   409,937
Inventories                                                                          144,831                    47,034
Gas Imbalances                                                                        85,349                    16,687
Other                                                                                 46,812                    69,062
                                                                                  ----------                ----------
                                                                                   2,093,502                   576,530
                                                                                  ----------                ----------

INVESTMENTS                                                                          252,543                   149,869
                                                                                  ----------                ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 7,023,176                 1,420,975
                                                                                  ----------                ----------

DEFERRED CHARGES AND OTHER ASSETS                                                    242,991                   158,431
                                                                                  ----------                ----------
TOTAL ASSETS                                                                      $9,612,212                $2,305,805
                                                                                  ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-Term Debt                                              $   10,167                $   30,751
Notes Payable                                                                        297,000                   329,200
Substitute Note                                                                    1,394,846                         -
Accounts Payable                                                                     489,414                   334,418
Accrued Taxes                                                                         18,914                     7,445
Gas Imbalances                                                                        74,857                    57,733
Payable for Purchase of Thermo Companies                                              86,799                         -
Other                                                                                247,465                    37,264
                                                                                  ----------                ----------
                                                                                   2,619,462                   796,811
                                                                                  ----------                ----------
OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred Income Taxes                                                              1,699,072                   168,583
Other                                                                                431,565                    26,160
                                                                                  ----------                ----------
                                                                                   2,130,637                   194,743
                                                                                  ----------                ----------

LONG-TERM DEBT                                                                     3,300,025                   553,816
                                                                                  ----------                ----------

K N-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL TRUST SECURITIES OF
  SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF K N                                  275,000                   100,000
                                                                                  ----------                ----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                          63,267                    47,303
                                                                                  ----------                ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2, 4 AND 12)

STOCKHOLDERS' EQUITY:
Preferred Stock                                                                        7,000                     7,000
                                                                                  ----------                ----------
Common Stock-
  Authorized - 150,000,000 Shares, Par Value $5 Per Share
  Outstanding - 68,597,308 and 31,996,075 Shares,
    After Deducting 48,598 and 28,482 Shares Held in Treasury                        343,230                   160,123
Additional Paid-in Capital                                                           694,223                   266,435
Retained Earnings                                                                    193,925                   185,658
Other                                                                                (14,557)                   (6,084)
                                                                                  ----------                ----------
Total Common Stockholders' Equity                                                  1,216,821                   606,132
                                                                                  ----------                ----------
Total Stockholders' Equity                                                         1,223,821                   613,132
                                                                                  ----------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $9,612,212                $2,305,805
                                                                                  ==========                ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
K N ENERGY, INC. AND SUBSIDIARIES


                                                                            YEARS ENDED DECEMBER 31
                                             ---------------------------------------------------------------------------------------
                                                         1998                         1997                        1996
                                                         ----                         ----                        ----
                                                 SHARES         AMOUNT        SHARES        AMOUNT        SHARES         AMOUNT
                                                 ------         ------        ------        ------        ------         ------
                                                                             (Dollars In Thousands)
COMMON STOCK:
      Beginning Balance                       32,024,557    $   160,123    30,295,792   $   151,479    28,097,749    $   140,489
      Sales of Common Stock                   12,500,000         62,500             -             -     1,715,000          8,575
      Exercise of Common Stock Warrants                -              -       642,232         3,211             -              -
      Acquisition of Businesses                  689,810          3,449       544,604         2,723             -              -
      Employee and Executive Benefit Plans       549,570          2,758       541,929         2,710       483,043          2,415
      Common Stock Split                      22,881,969        114,400             -             -             -              -
                                             -----------    -----------   -----------   -----------   -----------    -----------
      Ending Balance                          68,645,906        343,230    32,024,557       160,123    30,295,792        151,479
                                             -----------    -----------   -----------   -----------   -----------    -----------

ADDITIONAL PAID-IN CAPITAL:
      Beginning Balance                                         266,435                     223,167                      176,910
      Sale of Common Stock, Net                                 558,053                           -                       44,591
      Costs Related to PEPS Offering                            (62,150)                          -                            -
      Exercise of Common Stock Warrants                               -                       8,060                            -
      Redemption and Cancellation of Common
         Stock Warrants                                               -                           -                       (7,420)
      Acquisition of Businesses                                  30,985                      21,411                        1,648
      Employee and Executive Benefit Plans                       15,371                      13,797                        7,438
      Common Stock Split                                       (114,471)                          -                            -
                                                            -----------                 -----------                  -----------
      Ending Balance                                            694,223                     266,435                      223,167
                                                            -----------                 -----------                  -----------

RETAINED EARNINGS:
      Beginning Balance                                         185,658                     142,578                      109,895
      Net Income                                                 59,989                      77,497                       63,819
      Cash Dividends:
         Common                                                 (51,372)                    (34,067)                     (30,738)
         Preferred                                                 (350)                       (350)                        (398)
                                                            -----------                 -----------                  -----------
      Ending Balance                                            193,925                     185,658                      142,578
                                                            -----------                 -----------                  -----------

OTHER:

DEFERRED COMPENSATION:
      Beginning Balance                                          (9,203)                     (2,908)                        (222)
      Executive Benefit Plans                                    (1,483)                     (6,295)                      (2,686)
                                                            -----------                 -----------                  -----------
      Ending Balance                                            (10,686)                     (9,203)                      (2,908)
                                                            -----------                 -----------                  -----------

TREASURY STOCK:
      Beginning Balance                          (28,482)        (1,124)       (7,216)         (257)      (10,739)          (312)
      Treasury Stock Acquired                    (60,994)        (2,834)      (53,190)       (2,096)     (220,178)        (7,069)
      Acquisition of Businesses                   39,970          1,801             -             -        34,282          1,183
      Dividend Reinvestment Plan                  17,135            740        31,924         1,229       189,419          5,941
      Common Stock Split                         (16,227)             -             -             -             -              -
                                             -----------    -----------   -----------   -----------   -----------    -----------
      Ending Balance                             (48,598)        (1,417)      (28,482)       (1,124)       (7,216)          (257)
                                             -----------    -----------   -----------   -----------   -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE
        INCOME (NET OF TAX):
      Beginning Balance                                           4,243                       5,735                            -
      Unrealized (Loss) Gain on
        Equity Securities                                        (6,697)                     (1,492)                       5,735
                                                            -----------                 -----------                  -----------
      Ending Balance                                             (2,454)                      4,243                        5,735
                                                            -----------                 -----------                  -----------

TOTAL OTHER                                      (48,598)       (14,557)      (28,482)       (6,084)       (7,216)         2,570
                                             -----------    -----------   -----------   -----------   -----------    -----------

TOTAL COMMON STOCKHOLDERS'
         EQUITY                               68,597,308    $ 1,216,821    31,996,075   $   606,132    30,288,576    $   519,794
                                             ===========    ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
K N ENERGY, INC. AND SUBSIDIARIES

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                  YEARS ENDED DECEMBER 31
                                                                 -------------------------------------------------------
                                                                     1998                 1997                  1996
                                                                 -----------           -----------           -----------
                                                                                      (In Thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                    $    59,989           $    77,497           $    63,819
   Adjustments to Reconcile Net Income to
       Net Cash Flows From Operating Activities:
       Depreciation and Amortization, Excluding Amortization
         of Gas Plant Acquisition Adjustment                          97,999                55,994                51,212
       Deferred Income Taxes                                          21,255                17,155                16,443
       Deferred Purchased Gas Costs                                      468               (17,146)               (8,109)
       (Gain) Loss on Sale of Facilities                             (17,667)               (4,860)                  491
       Proceeds from Buyout of Contractual Gas Obligations            27,500                     -                     -
       Changes in Gas in Underground Storage                         (56,126)               (3,167)              (22,056)
       Changes in Other Working Capital Items                        (81,400)              (15,902)               (2,496)
       Changes in Deferred Revenues                                   36,026                (5,736)              (13,883)
       Other, Net                                                      7,225                (6,332)               (9,811)
                                                                 -----------           -----------           -----------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                           95,269                97,503                75,610
                                                                 -----------           -----------           -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                             (256,514)             (311,093)             (119,987)
   Cash Paid for Acquisition of MidCon, Net of Cash Acquired      (2,198,263)                    -                     -
   Other Acquisitions                                                (14,047)             (118,590)             (147,137)
   Investments                                                        (9,755)              (89,307)               (2,136)
   Sale of U.S. Government Securities                              1,062,453                     -                     -
   Purchase of U.S. Government Securities                         (2,154,868)                    -                     -
   Proceeds from Sales of Assets                                      77,584                22,433                11,922
                                                                 -----------           -----------           -----------
   NET CASH FLOWS USED IN INVESTING ACTIVITIES                    (3,493,410)             (496,557)             (257,338)
                                                                 -----------           -----------           -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-Term Debt, Net                                              (32,687)              199,900                41,300
   Long-Term Debt, Issued                                          2,750,000               150,000               125,000
   Long-Term Debt, Retired                                           (35,787)              (27,832)              (18,170)
   Common Stock Issued in Public Offering                            650,000                     -                55,309
   Mandatorily Redeemable Trust Securities Issued                    175,000               100,000                     -
   Preferred Stock Redemption                                              -                     -                  (572)
   Other Common Stock Issued                                          13,437                19,091                 6,359
   Redemption and Cancellation of Common Stock Warrants                    -                     -                (7,420)
   Treasury Stock, Issued                                                740                 1,229                 5,941
   Treasury Stock, Acquired                                           (2,834)               (2,096)               (7,069)
   Cash Dividends, Common                                            (51,372)              (34,067)              (30,738)
   Cash Dividends, Preferred                                            (350)                 (350)                 (398)
   Minority Interests, Contributions                                  10,872                 7,823                13,586
   Minority Interests, Distributions                                  (1,175)                 (212)               (2,182)
   Securities Issuance Costs                                         (78,219)               (2,300)               (3,133)
                                                                 -----------           -----------           -----------
   NET CASH FLOWS FROM FINANCING ACTIVITIES                        3,397,625               411,186               177,813
                                                                 -----------           -----------           -----------
   Net Increase (Decrease) in Cash and Cash Equivalents                 (516)               12,132                (3,915)
   Cash and Cash Equivalents at Beginning of Year                     22,471                10,339                14,254
                                                                 -----------           -----------           -----------
   Cash and Cash Equivalents at End of Year                      $    21,955           $    22,471           $    10,339
                                                                 ===========           ===========           ===========




The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Event Subsequent to Date of Auditors' Report (Unaudited)

On February 22, 1999, Sempra Energy ("Sempra") and the Company announced that their respective boards of directors had unanimously approved a definitive agreement (the "Agreement") under which Sempra and the Company would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. Sempra is an energy services holding company based in San Diego, California, serving 21 million customers through natural gas and electric distribution, as well as a broad range of energy-related products and services throughout the United States, Canada, Mexico and other countries in Latin America. Under the terms of the Agreement, Sempra will acquire all of the Company's outstanding common shares (the "K N Shares") for a combination of shares of Sempra common stock (the "Sempra Shares") and cash as described following. The Company's shareholders will have the option to elect to receive for each of their K N Shares either (i) .7805 Sempra Shares plus $7.50, (ii) 1.115 Sempra Shares or
(iii) $25.00, subject to pro-ration, such that 70 percent of the K N Shares will be converted into Sempra Shares and 30 percent of the K N Shares will be converted into cash. This merger is conditioned, among other things, upon the approvals of shareholders of both companies, the Federal Energy Regulatory Commission and the state commissions of Colorado and Wyoming and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Closing is currently expected in six to eight months.

(A)      Nature of Operations

K N Energy, Inc., referred to herein together with its consolidated subsidiaries as "K N" or the "Company," is an energy services provider and has operations in 16 states in the Rocky Mountain and Mid-Continent regions, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. The Company also owns a natural gas distribution system in the Mexican state of Sonora. During 1998, the Company made significant acquisitions (see Note 2). Energy services include: gathering, processing, storing, transporting and marketing natural gas, providing retail natural gas distribution services, providing field services to natural gas producers, marketing natural gas liquids ("NGLs"), and generating and selling electricity. The Company has both regulated and nonregulated operations.

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

The consolidated financial statements include the accounts of K N Energy, Inc. and its majority-owned subsidiaries. Investments in jointly owned operations in which the Company has 20 to 50 percent ownership are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

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

Regulatory assets and liabilities represent probable future revenues or expenses to the Company associated with certain charges and credits which will be recovered from or refunded to customers through the ratemaking process. The following regulatory assets and liabilities are reflected in the accompanying Consolidated Balance Sheets:

                                                                            DECEMBER 31
                                                                 ---------------------------------
                                                                   1998                     1997
                                                                 -------                   -------
                                                                          (In Thousands)
REGULATORY ASSETS:
    Employee Benefit Costs                                       $ 2,956                   $ 1,348
    Debt Refinancing Costs                                         2,337                     2,682
    Deferred Income Taxes                                         19,176                       754
    Purchased Gas Costs                                           30,021                    53,790
    Pony Express Electrical Costs                                  3,820                         -
    Plant Acquisition Adjustments                                    454                       454
    Rate Regulation and Application Costs                          3,554                       601
                                                                 -------                   -------
Total Regulatory Assets                                           62,318                    59,629
                                                                 -------                   -------

REGULATORY LIABILITIES:
    Employee Benefit Costs                                         2,958                         -
    Deferred Income Taxes                                         33,983                     3,718
    Purchased Gas Costs                                           23,110                     5,195
                                                                 -------                   -------
Total Regulatory Liabilities                                      60,051                     8,913
                                                                 -------                   -------

NET REGULATORY ASSETS                                            $ 2,267                   $50,716
                                                                 =======                   =======

As of December 31, 1998, $48.6 million of the Company's regulatory assets and $56.1 million of the Company's regulatory liabilities were being recovered from or refunded to customers through rates over periods ranging from 1 to 15 years. Approximately $7.4 million of the regulatory assets at December 31, 1998, have been included in rates subject to refund, pending the outcome of a current rate case. Approximately $3.0 million of the Company's regulatory assets at December 31, 1998, are included in rate base and are earning a return on investment.

(D)      Revenue Recognition Policies

In general, the Company recognizes revenues as services are rendered or goods are delivered. The Company's rate-regulated retail natural gas distribution business bills customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate for gas delivered but unbilled at the end of each accounting period.

(E)      Earnings Per Share

Basic earnings per share is computed based on the monthly weighted-average number of common shares outstanding during each period. The weighted-average number of common shares used in computing basic earnings per share was 64,021,000 for 1998, 46,588,500 for 1997 and 43,653,000 for 1996. Diluted
earnings per share is computed based on the monthly weighted-average number of common shares outstanding during the periods and the assumed exercise or conversion of securities convertible into common stock for which the effect of conversion or exercise would be dilutive (stock options and warrants) using the treasury stock method. Dilutive securities assumed to have been converted or exercised totaled 614,500 for 1998, 718,500 for 1997 and 783,000 for 1996.
Weighted-average shares outstanding and all per share amounts in the accompanying consolidated financial statements and these notes have been restated to reflect a three-for-two split of the Company's common stock (see
Note 7 (D)).

(F)      Restricted Deposits

The Company uses energy financial instruments to reduce its exposure to price risk related to natural gas and NGLs. Restricted Deposits consist of monies on deposit with brokers that are restricted to meet exchange trading requirements (see Note 9).


(G)      Inventories

                                                                        DECEMBER 31
                                                           ------------------------------------
                                                              1998                       1997
                                                           ---------                  ---------
                                                                      (In Thousands)
Gas in Underground Storage (Current)                       $ 106,971                  $  33,558
Natural Gas Liquids                                           11,226                        900
Materials and Supplies                                        26,634                     12,576
                                                           ---------                  ---------
                                                           $ 144,831                  $  47,034
                                                           =========                  =========

Inventories are accounted for using the following methods, with the percent of the total dollars at December 31, 1998, shown in parentheses: average cost (91.1%), last-in, first-out (8.3%) and first-in, first-out (0.6%). All non-utility inventories held for resale are valued at the lower of cost or market.

The Company also maintains gas in its underground storage facilities on behalf of certain third parties. The Company receives a fee for its storage services but does not reflect the value of gas stored for third parties in the accompanying consolidated financial statements.

(H)      Investments

Investments consist primarily of equity method investments in unconsolidated subsidiaries and joint ventures, and include ownership interests in net profits and net cash flows. In addition, the Company has an investment in Tom Brown, Inc. ("TBI") common and convertible preferred stock. Equity in earnings of investments accounted for under the equity method totaling $21.7 million and $3.9 million for 1998 and 1997, respectively, are included in operating revenues (within the appropriate business segment) in the accompanying Consolidated Statements of Income.

(I)      Property, Plant and Equipment

Property, plant and equipment is stated at historical cost, which, for constructed plant, includes indirect costs such as payroll taxes, fringe benefits, administrative and general costs. Expenditures that increase capacities, improve efficiencies or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

The cost of normal retirements of depreciable utility property, plant and equipment, plus the cost of removal less salvage, is deducted from accumulated depreciation with no effect on current period earnings. Gains or losses are recognized upon retirement of non-utility property, plant and equipment, and utility property, plant and equipment constituting an operating unit or system, when sold or abandoned.

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

(J)      Depreciation and Amortization

Depreciation is computed based on the straight-line method over the estimated useful lives of assets, ranging from 3 to 40 years for each of the Upstream, Midstream and Downstream segments.

(K)      Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest") and (ii) interest income related to government securities (collectively, "Interest Income"), as shown in the following table:

                                         1998             1997              1996
                                         ----             ----              ----
                                                        (In Millions)
   AFUDC - Interest                     $ 5.4            $ 7.8             $ 1.8
   Interest Income                      $46.4            $   -             $   -

As discussed in Note 2, in conjunction with the January 30, 1998, acquisition of MidCon Corp., the Company was required by the definitive stock purchase agreement to assume the Substitute Note for $1.4 billion and to collateralize the Substitute Note with bank letters of credit, a portfolio of government securities or a combination of the two. As a result, the Company has a significant amount of interest income ($27.4 million representing cash received during 1998) associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described preceding.

(L)     Cash Flow Information

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows From Operating Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, the amortization of the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon, undistributed equity in earnings of unconsolidated subsidiaries and joint ventures and other non-cash charges and credits to income.

CHANGES IN OTHER WORKING CAPITAL ITEMS
(NET OF ACQUISITION AND DISPOSITION EFFECTS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          1998              1997              1996
                                                          ----              ----              ----
                                                                         (In Thousands)
Accounts Receivable                                    $  85,241         $ (80,609)       $ (89,466)
Non-gas Inventories                                      (13,733)           (1,777)           4,761
Other Current Assets                                      21,288            (7,656)         (43,847)
Accounts Payable                                        (187,303)           82,504           83,934
Other Current Liabilities                                 13,107            (8,364)          42,122
                                                       ---------         ---------        ---------
                                                       $ (81,400)        $ (15,902)       $  (2,496)
                                                       =========         =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         1998             1997              1996
                                                         ----             ----              ----
                                                                      (In Thousands)
CASH PAID DURING THE YEAR FOR:
Interest (Net of Amount Capitalized/Received)*         $189,929          $ 41,986         $ 31,748
                                                       ========          ========         ========
Distributions on Preferred Capital Trust Securities    $ 14,754          $  4,066         $      -
                                                       ========          ========         ========
Income Taxes                                           $ 39,756          $ 15,823         $ 14,156
                                                       ========          ========         ========

* See Note 1 (K).

During 1998, the Company acquired MidCon Corp. and interests in assets from the Thermo Companies in transactions that included both cash and non-cash components. In December 1997, the Company acquired Interenergy Corporation in a largely non-cash transaction. For additional information on these transactions, see Note 2.

(M)      Accounts Receivable

The caption "Accounts Receivable" in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $10.8 million and $1.7 million at December 31, 1998 and 1997, respectively.

2.       ACQUISITIONS, INVESTMENTS AND SALES

(A)      Sale of Microwave Facilities

In September 1998, the Company sold certain of its microwave towers and associated land and equipment to Boston-based American Tower Corp. for $14.6 million. The sale resulted in a pre-tax gain of $10.9 million ($6.7 million after tax or $0.10 per diluted share) included in the accompanying Consolidated Statements of Income under the caption "Other, Net."

(B)      Thermo Companies

During the third quarter of 1998, the Company completed its acquisition of interests in four independent power plants in Colorado from the Denver-based Thermo Companies ("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Ft. Lupton, Colorado (272 megawatts) and Greeley, Colorado (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term agreements. Payment for these interests will be made over a two-year period, with the initial payment of 689,810 shares (not adjusted for the December 1998 three-for-two stock split) of K N common stock having been made on October 21, 1998. The second installment payment was made on January 4, 1999, consisting of 833,623 shares of K N common stock and $15 million in cash. The remaining payments (in 1999 and 2000) will be made in a combination of cash and common stock as agreed to by the Company and Thermo, with the default mix being 50 percent stock and 50 percent cash. In conjunction with this transaction accounted for as a purchase, at December 31, 1998, K N had recorded a current liability of $86.8 million (shown in the accompanying Consolidated Balance Sheets as "Payable for Purchase of Thermo Companies") and a long-term liability of $31.4 million (included in the accompanying Consolidated Balance Sheets within the caption "Other" under the heading "Other Liabilities and Deferred Credits") representing the remaining purchase obligation. The Company's investment in Thermo is shown in the accompanying Consolidated Balance Sheets at December 31, 1998, under "Investments" ($67.3 million) and "Deferred Charges and Other Assets" ($79.9 million), with the majority of the remaining balance shown as additions to "Property, Plant and Equipment," and lesser amounts included with other asset and liability accounts.

(C)      Sale of Kansas Distribution Properties

In March 1998, the Company completed the sale of its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. The Company received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.2 million after tax or $0.08 per diluted share). Concurrently with the sale, the Company received $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount will be amortized as an offset to expense over a period of years as the associated volumes are sold.

(D)      MidCon Corp.

On January 30, 1998, pursuant to a definitive stock purchase agreement (the "Agreement"), the Company acquired all of the outstanding shares of capital stock of MidCon Corp. ("MidCon") from Occidental Petroleum Corporation ("Occidental") for $2.1 billion in cash and the assumption of a $1.4 billion note (the "Substitute Note"), at which time MidCon became a wholly owned subsidiary of K N Energy, Inc. (the "Acquisition"). The Substitute Note bore interest at 5.798 percent, was repaid January 4, 1999, and was required to be collateralized by U.S. government securities, letters of credit or a combination of the two. In conjunction with the Acquisition, the Company also assumed MidCon's obligation to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of approximately $30 million. The Acquisition was initially financed through a combination of credit agreements (see Note 7).

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

The Acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed have been preliminarily recorded at their respective estimated fair market values as of the acquisition date. The final fair market values will be assigned after completion of the review of the relevant assets, liabilities and issues identified as of the acquisition date. The preliminary allocation of purchase price has resulted in the recognition of a gas plant acquisition adjustment of approximately $3.9 billion, principally representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America ("NGPL"), a wholly owned subsidiary of MidCon, over the historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for ratemaking purposes, is being amortized over 36 years, approximately the estimated remaining useful life of NGPL's interstate pipeline system. For the year ended December 31, 1998, approximately $97.9 million of such amortization was charged to expense. The assets, liabilities and results of operations of MidCon are included with those of the Company beginning with the January 30, 1998, acquisition date. Historical information for periods prior to January 30, 1998, does not reflect any impact associated with the MidCon acquisition.

The following pro forma information gives effect to the acquisition of MidCon as if the business combination had occurred at the beginning of each period presented. The pro forma adjustments which have been made are based on a preliminary allocation of the purchase price to assets acquired and liabilities assumed. In addition, no pro forma adjustments to prior periods have been made for the post-acquisition refinancings completed by K N. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and with the unaudited pro forma consolidated financial statements and related notes previously filed with the Securities and Exchange Commission. This pro forma information is not necessarily indicative of the financial results which would have occurred had the Acquisition taken place on the dates indicated, nor is it necessarily indicative of future financial results.

                                                                              DECEMBER 31

UNAUDITED PRO FORMA FINANCIAL INFORMATION                           1998                      1997
-----------------------------------------                           ----                      ----
                                                            (Dollars In Millions Except Per Share Amounts)
Operating Revenues                                                $4,655.9                  $5,194.1
Net Income                                                        $   65.6                  $   78.8
Diluted Earnings Per Common Share                                 $   1.01                  $   1.67
Number of Shares Used in Computing Diluted Earnings
  Per Common Share (In Thousands)                                   64,636                    47,307


(E)      Red Cedar


In December 1997, the Company purchased an equity interest in Red Cedar Gathering Company ("Red Cedar"), a gathering system located in the northern San Juan Basin on the Southern Ute Indian Reservation in La Plata County, Colorado. K N owns a 49 percent interest, which is accounted for under the equity method. Red Cedar is jointly owned with the Southern Ute Indian Tribe. See Note 12 for information related to K N's corporate guarantee of Red Cedar debt.


(F)      Interenergy


In December 1997, the Company acquired Interenergy Corporation ("Interenergy"), a diversified energy company providing natural gas gathering, processing and marketing services in the Rocky Mountain and Mid-Continent regions. In a transaction accounted for as a purchase, the Company exchanged 544,604 shares (not adjusted for the December 1998 three-for-two stock split) of K N common stock for all of the outstanding shares of Interenergy.


(G)      Bushton


In March 1997, the Company completed its purchase of several Enron Corporation subsidiaries that owned or operated the Bushton natural gas processing facility located in Ellsworth County, Kansas, and other Hugoton Basin gathering assets located in Kansas and Oklahoma. The Company assumed operation of these facilities effective April 1, 1997, and has accounted for this transaction as a purchase. The processing facilities at Bushton are subject to operating leases (which expire in 2012) requiring semi-annual payments averaging $23.1 million per year for the remaining term of the leases. Under certain conditions, the terms of these leases would require the posting of letters of credit (see Note
12).


(H)      TransColorado Pipeline Project


After receiving required regulatory approvals, the TransColorado Gas Transmission Company ("TransColorado"), an enterprise jointly owned by K N and Questar Corp., began construction in July 1998 of a 280-mile-long natural gas pipeline project which includes two compressor stations and extends from near Rangely, Colorado, to its southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline is expected to be completed and placed in service in early 1999 at a cost of approximately $280 million and have transmission capacity of approximately 300 million cubic feet of natural gas per day. On October 14, 1998, TransColorado entered into a $200 million revolving credit agreement with a group of commercial banks. See Note 12 for information related to K N's corporate guarantee of TransColorado debt.

3.       REGULATORY MATTERS

(A)      Rate Matters

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI") filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues. As a result of the FERC action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund have been recorded based on its expectation of ultimate resolution. KNI is currently following the procedural schedule established for the rate case, and a hearing on its proposed rates is currently scheduled to commence on July 20, 1999.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of K N Energy, Inc. received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). The Commission has concluded that there is reason to believe that RMNG's rates may be excessive and may require further investigation. A procedural schedule has been established and a hearing is scheduled to commence on June 1, 1999.


(B)      Retail Unbundling

In November 1997, the Company announced a plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998. This program separates, or "unbundles," the natural gas purchases from other utility services. As of December 31, 1998, the plan had been approved by 176 communities, representing approximately 95,000 customers served by the Company in Nebraska. In June 1996, after receiving Wyoming Public Service Commission approval for a pilot program, the Company implemented a similar plan for approximately 10,500 residential and commercial customers in 10 Wyoming communities.

4.       ENVIRONMENTAL AND LEGAL MATTERS

(A)      Environmental Matters

The U.S. Environmental Protection Agency (the "EPA") recently published a final rule addressing transport of ground level ozone. The rule affects 22 Eastern and Midwestern states, including Illinois and Missouri in which the Company operates gas compression facilities. The rule requires reductions in emissions of nitrogen oxide, a precursor to ozone formation, from various emission sources, including utility and non-utility sources. The rule requires that the affected states prepare and submit State Implementation Plans to the EPA by September 1999, reflecting how the required emissions reductions will be achieved. Emission controls are required to be installed by May 1, 2003. This rule will likely result in the Company, as well as its competitors, being required to install some form of new emissions control technology on certain equipment it operates. Another impact from the rule is that it may result in broad increased use of natural gas, as other sources of nitrogen oxide air emissions, including utilities, seek to achieve the reductions required under the rule. The State Implementation Plans which will effectuate this rule have yet to be proposed or promulgated, and will require detailed analysis before their final economic impact can be ascertained. While additional capital costs are likely to result from this rule, based on currently available information, the Company does not believe that these costs will have a material adverse effect on its business, financial position or results of operations.

On February 6, 1998, the EPA published in the Federal Register a proposed standard to limit emissions of hazardous air pollutants ("HAPs") from oil and natural gas production as well as from natural gas transmission and storage facilities. This is a Maximum Achievable Control Technology ("MACT") standard, and is mandated under section 112 of the 1990 Amendments to the Clean Air Act. The proposed MACT standard requires that the affected facilities reduce emissions of HAPs by 95 percent. This new standard will require the Company to achieve this reduction either by process modifications or by installing new emissions control technology. The MACT standard will affect the Company and its competitors in a like manner. The EPA has stated that the standard will be promulgated in its final form by May 15, 1999. The rule will allow most affected sources three years to come into compliance. The rule in its final form will require detailed analysis to determine its overall effect on the Company. While additional capital costs are likely to result from this rule, the Company believes that the rule will not have a material adverse effect on the Company's business, financial position or results of operations.

In connection with the Company's acquisition of MidCon in January 1998, Occidental indemnified the Company against certain liabilities, including litigation and the failure of MidCon to be in compliance with applicable laws, which, in each case, would have a material adverse effect on MidCon, for one year following the closing date. To the extent that an environmental liability of MidCon is not covered by Occidental's indemnity obligation or, to the extent that matters arise following the termination of Occidental's indemnification obligation, the Company will be responsible for MidCon's environmental liabilities. The Company does not expect that such costs will have a material adverse effect on its business, financial position or results of operations.

Pursuant to certain acquisition agreements involving Cabot Corporation ("Cabot"), Cabot indemnified the Company for certain environmental liabilities associated with assets in Texas, Oklahoma and New Mexico acquired from American Oil and Gas Corporation. Issues arose concerning Cabot's indemnification obligations, and the Company and Cabot entered into binding arbitration to resolve all issues in dispute. The binding decision of the arbitrators resulted in the requirement that Cabot pay the Company for a substantial portion of past and future environmental related costs associated with the properties. In December 1998, the Company recorded a charge of approximately $7.2 million representing both previously incurred costs which were not awarded in the arbitration and the recognition of a liability for the Company's share of estimated future costs. As a result of this settlement, the Company will have no future expense associated with this matter. The Company does not expect its potential exposure for the remaining liabilities to have a material adverse effect on the Company's business, financial position or results of operations.

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

(B)      Litigation Matters

On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against the Company, RMNG and GASCO, Inc. (the "K N Entities") alleging that the K N Entities as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the defendant companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to transport and distribute gas produced from fewer than 20 wells located in northwest Colorado, and have illegally attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment regarding some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. The Company's potential liability and the amount of such damages, if any, are subject to dispute between the parties; however, the Company believes it has a meritorious position in these matters and does not expect this lawsuit to have a material adverse effect on the Company's business, financial position or results of operations. In July 1996, the U.S. District Court, District of Colorado lifted its stay and allowed discovery for a period of time. Currently, this case is still pending. Discovery is now complete, but no trial date has yet been set.

On July 26, 1996, the Company and RMNG, along with over 70 other natural gas companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The Company and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion was granted in 1997, but the court gave Mr. Grynberg leave to refile this action in a court with proper jurisdiction. Mr. Grynberg appealed the dismissal of the action based on improper joinder, and the D.C. Court of Appeals affirmed the joinder decision in October 1998. Mr. Grynberg has filed a new case, modified somewhat from his original action, in Federal District Court, District of Colorado. The Company has not yet been served in this new action, which is under seal pending federal governmental reviews of the merits. The Department of Justice has not yet made a decision regarding whether to intervene in this new case. The Company has engaged in both formal and informal discussions with the Government regarding this case. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's business, financial position or results of operations.

The Company believes it has meritorious defenses to all lawsuits and legal proceedings in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, the Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial position or results of operations.

5.       PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment, at cost, and accumulated depreciation and amortization ("Accumulated D&A"), detailed by business segment, are as follows:

                                                                                    DECEMBER 31, 1998
                                                           ------------------------------------------------------------------
                                                           PROPERTY, PLANT              ACCUMULATED
                                                            AND EQUIPMENT                   D&A                       NET
                                                           ---------------              -----------               -----------
                                                                                      (In Thousands)
Upstream Gathering and Processing                            $   643,840                 $ 148,814                $  495,026
Midstream Sales, Transportation and Storage                    6,657,285*                  490,503                 6,166,782*
Downstream Retail and Marketing                                  466,207                   104,839                   361,368
                                                             -----------                 ---------                -----------
                                                             $ 7,767,332*                $ 744,156                $ 7,023,176*
                                                             ===========                 =========                ===========

*The increase in property, plant and equipment from December 31, 1997, to December 31, 1998, is largely due to the January 30, 1998, acquisition of MidCon and includes a gas plant acquisition adjustment (see Note 2).


                                                                                    DECEMBER 31, 1997
                                                           ------------------------------------------------------------------
                                                           PROPERTY, PLANT              ACCUMULATED
                                                            AND EQUIPMENT                   D&A                       NET
                                                           ---------------              -----------               -----------
                                                                                      (In Thousands)
Upstream Gathering and Processing                            $   555,596                 $ 135,859                $   419,737
Midstream Sales, Transportation and Storage                    1,115,971                   307,455                    808,516
Downstream Retail and Marketing                                  300,034                   107,312                    192,722
                                                             -----------                 ---------                -----------
                                                             $ 1,971,601                 $ 550,626                $ 1,420,975
                                                             ===========                 =========                ===========

6.        INCOME TAXES

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

Components of the income tax provision applicable to federal and state income taxes are as follows:

                                                         1998             1997              1996
                                                       --------          --------         --------
                                                                     (Dollars In Thousands)
TAXES CURRENTLY PAYABLE:
    Federal                                            $ 12,645          $ 15,932         $ 17,685
    State                                                 4,372             2,574            1,769
                                                       --------          --------         --------
    Total                                                17,017            18,506           19,454
                                                       --------          --------         --------
TAXES DEFERRED:
    Federal                                              19,657            16,497           15,601
    State                                                 1,598               658              842
                                                       --------          --------         --------
    Total                                                21,255            17,155           16,443
                                                       --------          --------         --------
TOTAL TAX PROVISION                                    $ 38,272          $ 35,661         $ 35,897
                                                       ========          ========         ========
EFFECTIVE TAX RATE                                         38.9%             31.5%            36.0%
                                                       ========          ========         ========

The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                        1998              1997             1996
                                                       ------            ------           ------
FEDERAL INCOME TAX RATE                                  35.0%             35.0%            35.0%
INCREASE (DECREASE) AS A RESULT OF:
    State Income Tax, Net of Federal Benefit              3.9%              1.9%             1.7%
    Adjustments to Prior Year Accruals*                     -              (5.1%)              -
    Other                                                   -              (0.3%)           (0.7%)
                                                       ------            ------           ------
EFFECTIVE TAX RATE                                       38.9%             31.5%            36.0%
                                                       ======            ======           ======

*Adjustments relate to the successful resolution of certain issues from prior years' income tax filings.

Deferred tax assets and liabilities result from the following:

                                                                                DECEMBER 31
                                                                            1998            1997
                                                                         ----------       ---------
                                                                           (Dollars In Thousands)
DEFERRED TAX ASSETS:
    Postretirement Benefits                                              $   44,506       $   2,294
    Gas Supply Realignment Deferred Receipts                                 36,478               -
    Vacation Accrual                                                          4,930           2,008
    State Taxes                                                              68,332           5,722
    Contract Impairments                                                     11,075               -
    Operating and Misc. Reserves                                              7,583           2,281
    Alternative Minimum Tax Credits                                          16,620           6,780
    Other                                                                    26,501             701
                                                                         ----------       ---------
TOTAL DEFERRED TAX ASSETS                                                   216,025          19,786
                                                                         ----------       ---------

DEFERRED TAX LIABILITIES:
    Property, Plant and Equipment                                         1,904,706         168,707
    Rate Matters                                                                550           8,420
    Prepaid Pension                                                           3,560           2,814
    Stock Investments                                                         1,809           3,556
    Other                                                                     4,472           4,872
                                                                         ----------       ---------
TOTAL DEFERRED TAX LIABILITIES                                            1,915,097         188,369
                                                                         ----------       ---------

NET DEFERRED TAX LIABILITIES                                             $1,699,072       $ 168,583
                                                                         ==========       =========

7.       FINANCING

(A)      Notes Payable

On March 7, 1997, the Company's existing revolving credit agreement with seven commercial banks was amended to include a total of 11 banks and to increase the amount to $350 million (the "Pre-Acquisition Facility"). Effective with the acquisition of MidCon on January 30, 1998, the Pre-Acquisition Facility was replaced with a $4.5 billion credit facility (the "Bank Facility") consisting of
(i) a $1.4 billion 364-day credit facility (the "L/C Facility") to support the note issued to Occidental in conjunction with the purchase of MidCon, (ii) a $2.1 billion, 364-day revolving facility (the "Acquisition Facility"), (iii) a $400 million five-year revolving credit facility (the "$400 million Facility") providing for loans and letters of credit, of which the letter of credit usage may not exceed $100 million and (iv) a 364-day $600 million revolving credit facility (the "$600 million Facility"). The L/C Facility and the Acquisition Facility could be used only in conjunction with the acquisition of MidCon. In addition to the working capital and acquisition components of the Bank Facility, K N assumed a short-term note for $1.4 billion payable to Occidental (the "Substitute Note"), which, pursuant to the Agreement, was initially collateralized by letters of credit issued under a commitment for that purpose within the Bank Facility.

The $2.1 billion Acquisition Facility was repaid in its entirety and cancelled on March 10, 1998. The Substitute Note was repaid on January 4, 1999. On January 5, 1999, K N cancelled the remaining letters of credit used to collateralize the Substitute Note. On January 8, 1999, the $600 million Facility was replaced with a new 364-day facility which is essentially the same as the previous agreement.

The bank facilities include covenants which are common in such arrangements, including requirements that (i) the ratio of the Company's total debt to total capitalization not exceed 74 percent initially (upon issuance of common stock to the holders of the premium equity participating security units ("PEPS") at the maturity thereof, the ratio will be reduced to 67 percent) and (ii) the Company's consolidated net worth (inclusive of trust preferred securities) be at least equal to the sum of $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter ending after December 30, 1998.

Under the credit agreements described preceding, K N agreed to pay a facility fee based on the total commitment, at a rate which varies based on K N's senior debt rating. Facility fees paid in 1998 and 1997 were $1.7 million and $0.3 million, respectively. At December 31, 1998, there were no amounts outstanding under the Bank Facility as amended, compared with $100 million at December 31, 1997, under the Pre-Acquisition Facility.

Commercial paper issued by K N and supported by short-term credit facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1998, all commercial paper was redeemed within 180 days, with interest rates ranging from 4.95 to 6.75 percent. Commercial paper outstanding at December 31, 1998 and 1997, respectively, was $297.0 million and $229.2 million. The weighted-average interest rates on short-term borrowings outstanding at December 31, 1998 and 1997, respectively, were 5.70 percent and
6.87 percent. Average short-term borrowings outstanding during 1998 and 1997 were $732.9 million and $212.6 million, respectively. During 1998 and 1997, the weighted-average interest rates on short-term borrowings outstanding were 5.91 percent (excluding the Substitute Note) and 5.74 percent, respectively.

(B)      Long-Term Debt

                                                                 DECEMBER 31
                                                       ------------------------------
                                                           1998               1997
                                                       -----------         ----------
                                                                (In Thousands)
DEBENTURES:
    6.50%  Series, Due 2013                            $    50,000         $   50,000
    7.85%  Series, Due 2022                                 26,631             26,684
    8.75%  Series, Due 2024                                 75,000             75,000
    7.35%  Series, Due 2026                                125,000            125,000
    6.67%  Series, Due 2027                                150,000            150,000
    7.25%  Series, Due 2028                                500,000                  -
    7.45%  Series, Due 2098                                150,000                  -
SINKING FUND DEBENTURES:
    9.95% Series, Due 2020                                  20,000             20,000
    9.625% Series, Due 2021                                 45,000             45,000
    8.35% Series, Due 2022                                  35,000             35,000
SENIOR NOTES:
    7.27%, Due 1999-2002                                    20,000             25,000
    11.846% (AOG)                                                -             11,875
    6.45%, Due 2001                                        400,000                  -
    6.45%, Due 2003                                        500,000                  -
    6.65%, Due 2005                                        500,000                  -
    6.80%, Due 2008                                        300,000                  -
Reset Put Securities, 6.30%, Due 2021                      400,000                  -
Medium-Term Notes, 9.98%, Due 1999                           3,000              7,000
Other                                                       16,318             14,965
Unamortized Debt Discount                                   (5,757)              (957)
Current Maturities of Long-Term Debt                       (10,167)           (30,751)
                                                       -----------         ----------
Total Long-Term Debt                                   $ 3,300,025         $  553,816
                                                       ===========         ==========

Maturities of long-term debt for the five years ending December 31, 2003, are as follows:

YEAR                            AMOUNT
----                            ------
                            (In Thousands)
1999                          $ 10,167
2000                             7,167
2001                           408,167
2002                            10,417
2003                           507,167

In November 1998, the Company completed an underwritten public offering of $400 million of three-year senior notes (the "Senior Notes") bearing an interest rate of 6.45 percent. The net proceeds of approximately $397.4 million were used to retire a portion of K N's then-outstanding short-term borrowings. Concurrently with the

Senior Notes offering, the Company sold $460 million principal amount of PEPS in an underwritten public offering. The PEPS essentially are contracts (i) requiring the holders to purchase K N common stock at the end of a three-year period coinciding with the maturity of the Senior Notes and (ii) providing for payment of a contract fee of 2.375 percent to the PEPS holders by the Company during the three-year period. Payment of all or any part of the contract fees may be deferred by the Company until no later than the end of the three-year period and any portion so deferred will accrue interest at the annual rate of
8.25 percent until paid. The net cash proceeds from the sale of the PEPS, together with additional funds provided by the Company, were used to purchase U.S. treasury securities (the "Collateral") on behalf of the PEPS owners. The Collateral is the property of the PEPS holders and is pledged to the collateral agent, for the benefit of the Company, in support of the obligation of the PEPS holders to purchase K N common stock.

The face value of the PEPS is not recorded in the accompanying Consolidated Balance Sheets. The $29.4 million present value of the contract fee payable to the PEPS holders has been recorded as a liability and as a reduction to paid-in capital. During the period in which the contract fees are payable, accretion of the $3.4 million of discount initially recorded will increase the liability and further decrease paid-in capital. In addition, paid-in capital has been reduced for the issuance costs associated with the PEPS and the premium paid upon purchase of the Collateral, which amounts total approximately $32.8 million.

In March 1998, the Company received net proceeds of approximately $2.34 billion from the public offerings of senior debt securities of varying maturities with principal totaling $2.35 billion. The net proceeds from these offerings were used to refinance borrowings under the Bank Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

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

The 2003 Senior Notes and the 2005 Senior Notes are not redeemable prior to maturity. The 2008 Senior Notes, 2028 Senior Debentures and 2098 Senior Debentures are redeemable in whole or in part, at the option of the Company at any time, at redemption prices defined in the associated prospectus supplement. The Reset Put Securities due March 1, 2021 (the "2021 REPS") are subject to mandatory redemption from the then-existing holders on March 1, 2001, either (i) through the exercise of a call option by Morgan Stanley & Co. International Limited (the "Callholder") or (ii) in the event the Callholder does not exercise the call option, the automatic exercise of a mandatory put by First Trust National Association on behalf of the holders. The $12 million of proceeds received by K N from the Callholder as consideration for the call option are being amortized as an adjustment to the effective interest rate on the 2021 REPS. If the Callholder elects to exercise the call option, the interest rate will be reset at that time.

On October 27, 1997, the Company sold $150 million of 6.67% debentures maturing on November 1, 2027, in an underwritten public offering. These debentures are callable by the Company any time after November 1, 2004, and are redeemable at the option of the registered holders on November 1, 2004. The Company used the net proceeds from the sale to reduce outstanding short-term indebtedness.

At December 31, 1998 and 1997, the carrying amount of the Company's long-term debt was $3.3 billion and $585.5 million, respectively. The estimated fair values of the Company's long-term debt December 31, 1998 and 1997 are shown in
Note 13.

(C)      Capital Securities

In April 1998, the Company sold $175 million of 7.63% Capital Trust Securities maturing on April 15, 2028, in an underwritten public offering. The sale was effected through a wholly owned business trust, K N Capital Trust III. The Company used the net proceeds from the offering to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

In April 1997, the Company sold $100 million of 8.56% Capital Trust Securities maturing on April 15, 2027, in an underwritten public offering. The sale was effected through a wholly owned business trust, K N Capital Trust I. The Company used the net proceeds from the sale to reduce outstanding short-term indebtedness.

The transactions and balances of K N Capital Trust I and K N Capital Trust III are included in the Company's consolidated financial statements, with the Capital Securities treated as a minority interest, shown in the Company's Consolidated Balance Sheets under the caption "K N-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of K N." See Note 13 for the fair value of these securities.

(D)      Common Stock

On November 9, 1998, the Board of Directors of K N Energy, Inc. approved a 7.1 percent increase in the quarterly dividend and a three-for-two split of the Company's common stock. The quarterly dividend was declared at $0.30 per common share, an increase from $0.28 per common share. Giving effect to the stock split, the quarterly dividend is $0.20 per common share. The stock split was distributed and the increase in dividend was paid concurrently on December 31, 1998, to shareholders of record at the close of business on December 15, 1998. The par value of the stock did not change. Weighted-average shares outstanding and all per share amounts in the accompanying consolidated financial statements and these notes have been restated to reflect the stock split.

In March 1998, the Company received net proceeds of approximately $624.6 million from a public offering of 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of its common stock. The net proceeds from this offering were used to refinance borrowings under the Bank Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

On June 11, 1997, Cabot exercised the remaining warrants held by it and purchased, in an unregistered offering, 642,232 shares (not adjusted for the December 1998 three-for-two stock split) of K N's common stock, which were issued to Cabot Specialty Chemicals, Inc., in exchange for Cabot's payment of $11.3 million.

8.       PREFERRED STOCK

The Company has authorized 200,000 shares of Class A and 2,000,000 shares of Class B preferred stock, all without par value.

(A)      Class A $5.00 Preferred Stock

At both December 31, 1998 and 1997, 70,000 shares of the Company's Class A $5.00 Cumulative Series preferred stock were outstanding. The Class A $5.00 Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time on 30 days' notice at $105 per share plus accrued dividends and has no sinking fund requirements.

(B)      Class B Preferred Stock

The Company did not have any outstanding shares of Class B Preferred Stock at December 31, 1998 or 1997. The remaining 5,720 shares of K N Class B $8.30 Preferred Stock subject to mandatory redemption were redeemed by the Company in 1996.

(C)      Rights of Preferred Shareholders

All outstanding series of preferred stock have voting rights. If, for any class of preferred stock, the Company (i) is in arrears on dividends, (ii) has failed to pay or set aside any amounts required to be paid or set aside for all sinking funds or (iii) is in default on any of its redemption obligations, then no dividends shall be paid or declared on any class of stock junior to the preferred stock nor shall any of such stock be purchased or redeemed by the Company. Also, if dividends on any class of preferred stock are sufficiently in arrears, the holders of that stock may elect one-third of the Company's Board of Directors.

9.       RISK MANAGEMENT

The Company uses two types of risk management instruments - energy financial instruments and interest rate swaps - as discussed following. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments, but does not expect any counterparties to fail to meet their obligations given their existing credit ratings.

The fair value of these risk management instruments reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all financial instruments used by the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet these criteria, the Statement allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

The Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). The Statement cannot be applied retroactively. The Statement must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997, (and, at the company's election, before January 1, 1998). K N has not yet quantified the impacts of adopting the Statement on its financial position or results of operations and has not determined the timing of or method of adoption of the Statement.

In December 1998, the Emerging Issues Task Force ("EITF") issued EITF 98-10, Accounting for Energy Trading and Risk Management Activities. This consensus establishes accounting for energy trading activities prior to the adoption of the Statement. EITF 98-10 requires that energy contracts associated with trading activities be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 are required to be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 may not be restated. EITF 98-10 is effective for fiscal years beginning after December 15, 1998. Given the Company's restrictive policy with respect to the use of energy derivatives as discussed following, the Company does not expect any material impact from the application of EITF 98-10 to its operations.

(A)      Energy Financial Instruments

The Company uses energy financial instruments to reduce its risk of price changes in the spot and fixed price natural gas and NGLs markets. Energy risk management products include commodity futures and options contracts, fixed-price swaps and basis swaps. Pursuant to its Board of Directors' approved policy, the Company is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is prohibited from engaging in speculative trading. Commodity-related activities of the risk management group are monitored by the Company's Risk Management Committee, which is charged with the review and enforcement of the Board of Directors' risk management policy. Changes in fair value for trading activities are recognized currently in earnings within the caption "Other, Net" under the heading "Other Income and (Deductions)" in the Consolidated Statements of Income. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expense in the periods which the underlying physical transactions occur.

Purchases of commodity contracts and over-the-counter swaps and options require 75 percent of the contract amount to be placed in margin accounts. At December 31, 1998, the Company had $9.1 million in such margin accounts, which amounts are shown as "Restricted Deposits" in the accompanying Consolidated Balance Sheets.

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

Following is selected information concerning the Company's risk management activities:

                                                                           DECEMBER 31, 1998
                                                                           -----------------
                                                    COMMODITY              OVER-THE-COUNTER
                                                    CONTRACTS              SWAPS AND OPTIONS              TOTAL
                                                    ---------              -----------------              -----
                                                                             (In Thousands)
Deferred Net (Loss) / Gain                        $  (4,643)                 $   1,457                 $  (3,186)
Contract Amounts                                  $  38,070                  $ (39,344)                $  (1,274)
Credit Exposure of Loss                           $       -                  $  10,833                 $  10,833
                                                                        (Billions of Cubic Feet)
Notional Volumetric Positions: Long                    30.2                      159.9                     190.1
Notional Volumetric Positions: Short                   28.8                      146.8                     175.6
Net Notional Totals to Occur in 1999                    1.0                       12.3                      13.3
Net Notional Totals to Occur in 2000 & Beyond           0.4                        0.8                       1.2


Deferred net losses are reflected in "Deferred Charges and Other Assets" in the accompanying Consolidated Balance Sheets and will be matched with the corresponding underlying physical transactions.

(B)      Interest Rate Swaps

From time to time, the Company has entered into various interest rate swap and cap agreements for the purpose of managing interest rate exposure, none of which agreements is leveraged. Settlement amounts payable or receivable under these agreements is recorded as interest expense or income in the accounting period they are incurred. The notional principal covered under such arrangements for the periods presented are not material to the consolidated financial statements.

10.      EMPLOYEE BENEFITS

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

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets. Restatement of disclosures for earlier periods provided for comparative purposes is required.

Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. Plan assets include securities of the Company valued at $5.0 million as of December 31, 1998.

Net periodic pension cost includes the following components:


                                                         1998              1997             1996
                                                       --------          --------         --------
                                                                      (In Thousands)
Service Cost                                           $  4,859          $  3,462         $  3,289
Interest Cost                                             7,537             7,155            6,756
Expected Return on Assets                               (11,812)          (10,276)          (9,217)
Net Amortization and Deferral                              (864)             (311)            (130)
                                                       --------          --------         --------
Net Periodic Pension (Benefit) Cost                    $   (280)         $     30         $    698
                                                       ========          ========         ========

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

                                                          1998              1997
                                                       ---------         ---------
                                                              (In Thousands)
Benefit Obligation at Beginning of Year                $(106,383)        $ (97,182)
Service Cost                                              (4,859)           (3,462)
Interest Cost                                             (7,537)           (7,155)
Actuarial Loss                                            (8,477)           (4,573)
Benefits Paid                                              6,180             5,989
                                                       ---------         ---------
Benefit Obligation at End of Year                      $(121,076)        $(106,383)
                                                       =========         =========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans' assets, the plans' funded status and amounts recognized under the caption "Other Current Assets" in the Company's Consolidated Balance Sheets:

                                                               DECEMBER 31
                                                       ---------------------------
                                                         1998               1997
                                                       ---------         ---------
                                                             (In Thousands)
Fair Value of Plan Assets at Beginning of Year         $ 141,423         $ 123,749
Actual Return on Plan Assets During the Year               8,740            23,663
Benefits Paid During the Year                             (6,180)           (5,989)
                                                       ---------         ---------
Fair Value of Plan Assets at End of Year                 143,983           141,423
Benefit Obligation at End of Year                       (121,076)         (106,383)
                                                       ---------         ---------
Plan Assets in Excess of Projected Benefit
     Obligation                                           22,907            35,040
Unrecognized Net Gain                                    (12,619)          (24,669)
Prior Service Cost Not Yet Recognized in Net Periodic
     Pension Costs                                           218               138
Unrecognized Net Asset                                      (989)           (1,136)
                                                       ---------         ---------
Prepaid Pension Cost                                   $   9,517         $   9,373
                                                       =========         =========

The rate of increase in future compensation and the expected long-term rate of return on plan assets were 3.5 percent and 8.5 percent, respectively, for both 1998 and 1997. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75 percent and
7.25 percent for 1998 and 1997, respectively.

The Company makes discretionary annual contributions to the K N Energy, Inc. Profit Sharing and Savings Plan (the "Profit Sharing Plan"), a defined contribution plan. Contributions are made in the year following the year for which the contribution amount is calculated. The Company's contribution amount is determined by comparing actual results for that year to a predetermined graduated scale of annual operating goals. No contribution was made to the Profit Sharing Plan for 1998. For 1997 and 1996, the Company contributed amounts equal to seven percent and the ten percent maximum of eligible employee compensation, respectively. The 1997 and 1996 contributions were $5.3 million and $6.6 million, respectively, 50 percent of which was in the form of Company stock.

In January 1998, the Company acquired the MidCon Retirement Plan ("MRA") as part of its acquisition of MidCon (see Note 2 (D)). The MRA is a defined contribution plan. Contributions to the plan are based on age and earnings. Effective January 1, 1999, the MRA was merged into the Profit Sharing Plan, at which time eligible MidCon employees joined the Company's defined benefit pension plans. In 1998, the Company contributed $4.6 million to the MRA.

(B)      Other Postretirement Employee Benefits

The Company has a defined benefit postretirement plan providing medical and life insurance benefits upon retirement for eligible employees and their eligible dependents, including former MidCon employees who met the eligibility requirements on the date of acquisition of MidCon (see note 2 (D)). The Company acquired the postretirement medical and life insurance plans of already retired employees of MidCon as a result of the acquisition of MidCon. These plans were "grandfathered" in by the Company as of the acquisition date and no new employees have or will be added to these plans subsequent to the acquisition date. The Company funds the future expected postretirement benefit cost under the plan by making payments to Voluntary Employee Benefit Association trusts. The Company's funding policy is to contribute amounts within the deductibility limits imposed on Internal Revenue Code Sec. 501(c)(9) trusts. Plan assets consist primarily of pooled fixed income funds.

Net periodic postretirement benefit cost includes the following components:

                                                        1998        1997         1996
                                                       -------     ------       ------
                                                                 (In Thousands)
Service Cost                                           $  592      $  205       $  324
Interest Cost                                           6,425       1,394        1,392
Expected Return on Assets                              (2,854)       (159)        (114)
Net Amortization and Deferral                             919         811          894
Curtailment Gain                                       (1,569)          -            -
                                                       ------      ------       ------
Net Periodic Postretirement Benefit Cost               $3,513      $2,251       $2,496
                                                       ======      ======       ======

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation ("APBO"):

                                                          1998             1997
                                                       ---------         ---------
                                                              (In Thousands)
Benefit Obligation at Beginning of Year                $ (19,768)        $ (19,421)
Service Cost                                                (592)             (205)
Interest Cost                                             (6,425)           (1,394)
Actuarial Gain/(Loss)                                     (7,663)               99
Benefits Paid                                             11,812             1,761
Retiree Contributions                                     (2,060)             (608)
Transfer from MidCon Plan                                (78,861)                -
Curtailment                                                1,569                 -
                                                       ---------         ---------
Benefit Obligation at End of Year                      $(101,988)        $ (19,768)
                                                       =========         =========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets, the plan's funded status and the amounts included under the caption "Other" in the category "Other Liabilities and Deferred Credits" in the Company's Consolidated Balance Sheets:

                                                               DECEMBER 31
                                                       ---------------------------
                                                         1998               1997
                                                       ---------         ---------
                                                              (In Thousands)
Fair Value of Plan Assets at Beginning of Year         $   3,569         $   3,192
Actual Return on Plan Assets*                              4,850               159
Contributions by Employer *                                2,368               720
Retiree Contributions*                                     1,207                 -
Benefits Paid*                                              (883)             (502)
Transfer from MidCon Plan*                                34,253                 -
                                                       ---------         ---------
Fair Value of Plan Assets at End of Year                  45,364             3,569
Benefit Obligation at End of Year                       (101,988)          (19,768)
                                                       ---------         ---------
Excess of Projected Benefit Obligation Over
   Plan Assets                                           (56,624)          (16,199)
Unrecognized Net (Gain)/Loss                               3,790              (681)
Unrecognized Net Obligations at Transition                13,007            13,936
                                                       ---------         ---------
Accrued Expense                                        $ (39,827)        $  (2,944)
                                                       =========         =========

* Represents activity during the year indicated.

The weighted-average discount rate used in determining the actuarial present value of the APBO was 6.75 percent in 1998 and 7.25 percent in 1997. The assumed health care cost trend rate was 7 percent for 1998 and beyond. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 1998 net periodic postretirement benefit cost by approximately $24,000 ($26,000) and would have increased (decreased) the APBO as of December 31, 1998, by approximately $249,000 ($251,000).

11.      COMMON STOCK OPTION AND PURCHASE PLANS

The Company has the following stock option plans: The 1982 Incentive Stock Option Plan (the "1982 Plan"), the 1982 Stock Option Plan for Non-Employee Directors (the "1982 Directors' Plan"), the 1986 Incentive Stock Option Plan (the "1986 Plan"), the 1988 Incentive Stock Option Plan (the "1988 Plan"), the 1992 Stock Option Plan for Non-Employee Directors (the "1992 Directors' Plan"), the 1994 K N Energy, Inc. Long-Term Incentive Plan (the "LTIP Plan") and the American Oil and Gas Corporation Stock Incentive Plan (the "AOG Plan"). The Company also has an employee stock purchase plan (the "ESP Plan"). All per share amounts and shares outstanding or exercisable presented in this note have been restated to reflect the impact of the December 31, 1998, three-for-two common stock split as discussed in Note 7 (D).

The Company accounts for its plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company recorded compensation expense totaling $3.1 million, $2.4 million and $0.8 million for 1998, 1997 and 1996, respectively, relating to restricted stock grants awarded under the plans.

Had compensation cost for these plans been determined consistent with SFAS
No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                                    1998             1997              1996
                                                  -------           -------           -------
                                                    (In Thousands Except Per Share Amounts)
NET INCOME:
         As Reported                              $59,989           $77,497           $63,819
                                                  =======           =======           =======
         Pro Forma                                $55,887           $73,028           $62,497
                                                  =======           =======           =======

EARNINGS PER DILUTED SHARE:
         As Reported                              $  0.92           $  1.63           $  1.43
                                                  =======           =======           =======
         Pro Forma                                $  0.86           $  1.53           $  1.40
                                                  =======           =======           =======

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $0.6 million, $0.4 million and $0.4 million related to the purchase discount offered under the ESP Plan for 1998, 1997 and 1996, respectively.

The Company may sell up to 2,400,000 shares of stock to its eligible employees under the ESP Plan. Employees purchased 163,799 shares, 132,202 shares and 131,422 shares for plan years 1998, 1997 and 1996, respectively, and have purchased 1,022,900 shares from inception through the 1998 plan year. Shares are issued in the month following the end of each plan year. Employees purchase shares through voluntary payroll deductions at a 15 percent discount from the market value of the common stock, as defined in the plan. The weighted-average fair value per share of purchase rights granted in 1998, 1997 and 1996 was $5.94, $6.48 and $4.30, respectively.

                                                  OPTION SHARES
                                                     GRANTED
                           SHARES SUBJECT            THROUGH                                 EXPIRATION
      PLAN NAME             TO THE PLAN             12/31/98           VESTING PERIOD          PERIOD
      ---------            --------------         -------------        --------------        ----------
      1982 Plan              1,332,788              1,332,788             Immediate           10 years
 1982 Directors' Plan          186,590                186,590            Three years          10 years
      1986 Plan                618,750                618,750             Immediate           10 years
      1988 Plan                618,750                618,750             Immediate           10 years
 1992 Directors' Plan          525,000                241,875             Immediate           10 years
      LTIP Plan              5,700,000              4,715,662            0 - 5 years        5 - 10 years
       AOG Plan                775,500                775,500            Three years          10 years

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

At December 31, 1998, 236 employees, officers and directors of the Company held options under the plans. A summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the table and narrative below:

                                                  1998                            1997                           1996
                                                  ----                            ----                           ----
                                                           WTD AVG                         WTD AVG                        WTD AVG
                                                          EXERCISE                        EXERCISE                       EXERCISE
                                        SHARES             PRICE         SHARES            PRICE         SHARES           PRICE
                                       ---------           ------      ---------           ------      ---------          ------
OUTSTANDING AT BEGINNING
    OF YEAR                            3,220,065           $19.19      2,589,730           $18.52      1,746,765          $14.17
Granted                                1,781,761           $31.40      1,128,603           $19.01      1,387,689          $21.07
Exercised                               (662,274)          $16.46       (379,575)          $14.11       (494,361)         $10.59
Forfeited                               (121,361)          $27.35       (118,693)          $18.97        (50,363)         $15.79
                                       ---------           ------      ---------           ------      ---------          ------

OUTSTANDING AT END OF YEAR             4,218,191           $24.38      3,220,065           $19.19      2,589,730          $18.52
                                       =========           ======      =========           ======      =========          ======

EXERCISABLE AT END OF YEAR             1,794,112           $25.11      1,343,123           $19.75        907,443          $16.35
                                       =========           ======      =========           ======      =========          ======

WEIGHTED-AVERAGE FAIR VALUE
   OF OPTIONS GRANTED                  $   12.08                       $   10.47                       $    6.35
                                       =========                       =========                       =========

The following table sets forth K N's December 31, 1998, common stock options outstanding, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

                                                 OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                           -----------------------------------------------------------          ------------------------------------
                                                                             WTD AVG
                                                       WTD AVG              REMAINING                                        WTD AVG
     PRICE                   NUMBER                   EXERCISE             CONTRACTUAL            NUMBER                    EXERCISE
     RANGE                 OUTSTANDING                 PRICE                  LIFE              EXERCISABLE                  PRICE
     -----                 -----------                --------             -----------          -----------                 --------
$ 0.00 - $23.58             1,123,786                  $ 9.35               5.82 years             498,961                  $16.93
$23.79 - $30.65             1,627,759                  $25.82               8.11 years             878,968                  $25.41
$30.69 - $39.23             1,466,646                  $34.31               9.33 years             416,183                  $34.27
                            ---------                                                            ---------
                            4,218,191                  $24.38               7.92 years           1,794,112                  $25.11
                            =========                                                            =========

The weighted-average fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5 percent, expected weighted-average lives of 4 years and expected volatility of .25 for grants in 1998, and .20 for grants in 1997 and 1996; and expected dividend yields of 3.5 percent for grants in 1998, and 2.5 percent for grants in 1997 and 1996.

12.      COMMITMENTS AND CONTINGENT LIABILITIES

(A)      Leases

The Company has entered into a number of operating leases, including those referred to in Note 2.

Expenses incurred under operating leases were $61.2 million in 1998, $33.0 million in 1997 and $22.3 million in 1996. Future minimum commitments under major operating leases as of December 31, 1998, are as follows:

YEAR                                                                                               AMOUNT
----                                                                                               ------
                                                                                               (In Thousands)
1999                                                                                            $   65,208
2000                                                                                                68,928
2001                                                                                                70,282
2002                                                                                                86,045
2003                                                                                                77,524
Thereafter                                                                                         999,195
                                                                                                ----------
Total                                                                                           $1,367,182
                                                                                                ==========

Certain of the Company's operating lease arrangements provide that, in the event that the rating of K N's senior debt is lowered below investment grade by both of the two major rating agencies, the Company would be required to post letters of credit in support of its remaining lease payments. Although the Company currently has no information to indicate that such downgrades will occur, given the Company's current level of borrowing and utilization of its letter of credit facility, the posting of these additional letters of credit in support of lease obligations would place the Company in default under the terms of its revolving credit facility. The Company currently believes that, should such a default occur, it could obtain a waiver of the applicable default provisions or modification of such provisions to allow the facility to remain in place, although the pricing would likely increase.

(B)      Guarantees of Unconsolidated Subsidiaries' Debt

The Company has executed various guarantees of unconsolidated subsidiaries' revolving credit agreements as follows:

                                             MAXIMUM            BORROWED           FINAL
          SUBSIDIARY                         AMOUNT            AT 12/31/98        MATURITY
          ----------                         -------           -----------        --------
                                                              (In Millions)
TransColorado                                 $100                $80.0           10/13/01
Coyote Gas Treating, LLC                      $ 10                $ 9.1           12/31/99
Coyote Gas Treating, LLC                      $ 10                $ 8.0           06/30/00
Red Cedar                                     $ 55                $55.0           10/31/10
Red Cedar                                     $ 25                 $ -            10/31/01

(C)      Capital Expenditures Budget

The consolidated capital expenditures budget for 1999 totals $160 million. Approximately $44.3 million had been committed for the purchase of plant and equipment at December 31, 1998.

13.      FAIR VALUE

The following fair values of Investments, Long-Term Debt, Capital Securities and K N Preferred Stock were estimated based on an evaluation made by an independent securities analyst. Fair values of "Energy Financial Instruments, Net" reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all instruments used by the Company.

                                                                     DECEMBER 31
                                                     1998                                   1997
                                          ---------------------------          ----------------------------
                                           CARRYING           FAIR              CARRYING            FAIR
                                            VALUE             VALUE              VALUE              VALUE
                                          ---------         ---------           ---------         ---------
                                                                    (In Millions)
FINANCIAL ASSETS:
   TBI Class A Preferred Stock            $    26.5         $      (i)          $    25.6         $      (i)
   TBI Common Stock                       $     9.2         $     9.2           $    17.7         $    17.7

FINANCIAL LIABILITIES:
   Long-Term Debt                         $ 3,315.9         $ 3,395.9           $   585.5         $   622.1
   Capital Securities                     $   275.0         $   297.6           $   100.0         $   100.7
   Energy Financial Instruments, Net      $     3.2         $     3.2           $    11.8         $    11.8
   K N Class A $5.00 Preferred Stock      $     7.0         $     5.3           $     7.0         $     6.0

(i) Fair values for TBI Class A Preferred Stock are not readily available.

14.      BUSINESS SEGMENT INFORMATION

K N Energy, Inc. has adopted a strategy of extracting profit from the energy value stream which extends from the purchase or production of the fuel through the sale of the energy to the end-user. Consistent with this strategy, K N manages its business and has segregated its activities into three business segments, "Upstream," "Midstream" and "Downstream," based on where in the value stream such activities are conducted. In general, these segments are also differentiated by the nature of their processes, their principal suppliers and their target markets and customers. The Company's Upstream operations consist of natural gas gathering, natural gas processing, and NGLs extraction and marketing; Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines; Downstream operations principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales.

The accounting policies applied in the generation of segment information are generally the same as those described in Note 1 except that, in general, items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance. In addition, certain items included in operating income (such as the merger-related costs incurred in 1998) are not allocated to individual business segments. With adjustment for these items, the Company currently evaluates business segment performance primarily based on operating income in relation to the level of capital employed. In general, intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some instances, book value. For comparative purposes, prior period results and balances have been reclassified to conform to the current presentation.

\

BUSINESS SEGMENT INFORMATION
(Before Intersegment Eliminations)

                                                                           YEAR ENDED DECEMBER 31, 1998
                                                -----------------------------------------------------------------------------------
                                                UPSTREAM         MIDSTREAM          DOWNSTREAM          OTHER          CONSOLIDATED
                                                --------         ---------          ----------          -----          ------------
                                                                                  (In Millions)
Revenues from External Customers                $  480.1          $1,195.9          $2,690.1                             $4,366.1
Equity in Earnings of Equity-Method Investees   $   13.6          $   10.3          $   (2.2)                            $   21.7
Intersegment Revenues                           $  111.1          $  298.5          $  113.4
Depreciation and Amortization                   $   26.3          $  155.0          $   14.6                             $  195.9
Operating Income                                $  (18.4)         $  352.1          $   16.7           $    (5.8) (1)    $  344.6

Segment Assets(2)                               $  711.5          $6,549.5          $1,227.7           $ 1,123.5  (3)    $9,612.2
Investment in Equity-Method Investees(2)        $   67.1          $   65.6          $   86.9                             $  219.6
Capital Expenditures                            $  119.3          $  112.9          $   24.3                             $  256.5
MidCon Acquisition                              $   57.7          $3,029.2          $  524.1                             $3,611.0
Other Acquisitions                              $    8.4          $    6.9          $  155.2                             $  170.5

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                -----------------------------------------------------------------------------------
                                                UPSTREAM         MIDSTREAM          DOWNSTREAM          OTHER          CONSOLIDATED
                                                --------         ---------          ----------          -----          ------------
                                                                                  (In Millions)
Revenues from External Customers                $  468.4          $   86.9          $1,589.7                             $2,145.0
Equity in Earnings of Equity-Method Investees   $    0.8          $    4.9          $   (1.8)                            $    3.9
Intersegment Revenues                           $   84.7          $  139.3          $   82.0
Depreciation  and Amortization                  $   16.9          $   27.6          $   11.5                             $   56.0
Operating Income                                $   58.8          $   45.5          $   41.8                             $  146.1

Segment Assets(2)                               $  616.3          $  911.2          $  745.0                33.3  (3)    $2,305.8
Investment in Equity-Method Investees(2)        $   78.5          $   11.5          $   14.6                             $  104.6
Capital Expenditures                            $   71.3          $  212.8          $   27.0                             $  311.1
Acquisitions                                    $  118.8          $    1.4          $   33.6                             $  153.8

                                                                           YEAR ENDED DECEMBER 31, 1996
                                                -----------------------------------------------------------------------------------
                                                UPSTREAM         MIDSTREAM          DOWNSTREAM          OTHER          CONSOLIDATED
                                                --------         ---------          ----------          -----          ------------
                                                                                  (In Millions)
Revenues from External Customers                $  281.4          $  150.0          $1,009.0                             $1,440.4
Intersegment Revenues                           $   76.1          $  116.8          $  155.4
Depreciation and Amortization                   $   14.5          $   24.9          $   11.8                             $   51.2
Operating Income                                $   38.6          $   43.1          $   53.1                             $  134.8

Segment Assets(2)                               $  288.5          $  828.3          $  495.9                17.0  (3)    $1,629.7
Investment in Equity-Method Investees(2)        $      -          $    3.5          $    0.7                             $    4.2
Capital Expenditures                            $   18.1          $   96.0          $    5.9                             $  120.0
Acquisitions                                    $   61.8          $   94.0          $    0.1                             $  155.9

(1)  Represents costs related to the MidCon Acquisition (see Note 2).
(2)  Balances at December 31 for the year indicated.
(3) Other assets represent principally cash, restricted deposits and U.S. government securities.

GEOGRAPHIC INFORMATION

All but an insignificant amount of the Company's assets and operations are located in the continental United States.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
K N ENERGY, INC. AND SUBSIDIARIES

QUARTERLY OPERATING RESULTS FOR 1998 AND 1997


                                                                             1998
                                                    FIRST           SECOND           THIRD            FOURTH
                                                  ----------      ----------       ----------       ----------
                                                            (In Thousands Except Per Share Amounts)
Operating Revenues                                $1,166,522      $1,039,719       $1,045,051       $1,136,551
                                                  ==========      ==========       ==========       ==========
Operating Income                                  $   77,786      $   92,090       $   92,892       $   81,783
                                                  ==========      ==========       ==========       ==========
Net Income (Loss)                                 $   22,508      $   16,690       $   24,474       $   (3,683)
Preferred Stock Dividends                                 88              87               88               87
                                                  ----------      ----------       ----------       ----------
Earnings (Loss) Available for Common Stock        $   22,420      $   16,603       $   24,386       $   (3,770)
                                                  ==========      ==========       ==========       ==========
Number of Common Shares Used In
     Computing Basic Earnings Per Share               52,635          67,170           67,493           68,442
                                                  ==========      ==========       ==========       ==========
Number of Common Shares Used In
     Computing Diluted Earnings Per Share             53,429          67,986           67,991           68,823
                                                  ==========      ==========       ==========       ==========

Basic Earnings (Loss) Per Common Share            $     0.43      $     0.25       $     0.36       $    (0.06)
                                                  ==========      ==========       ==========       ==========
Diluted Earnings (Loss) Per Common Share          $     0.42      $     0.24       $     0.36       $    (0.05)
                                                  ==========      ==========       ==========       ==========

                                                                             1997
                                                    FIRST           SECOND           THIRD            FOURTH
                                                  ----------      ----------       ----------       ----------
                                                            (In Thousands Except Per Share Amounts)
Operating Revenues                                $  488,842      $  358,752       $  518,189       $  783,198
                                                  ==========      ==========       ==========       ==========
Operating Income                                  $   39,537      $   25,325       $   34,683       $   46,567
                                                  ==========      ==========       ==========       ==========
Net Income                                        $   20,358      $   10,872       $   17,808       $   28,459
Preferred Stock Dividends                                 88              87               88               87
                                                  ----------      ----------       ----------       ----------
Earnings Available for Common Stock               $   20,270      $   10,785       $   17,720       $   28,372
                                                  ==========      ==========       ==========       ==========
Number of Common Shares Used In
     Computing Basic Earnings Per Share               45,777          46,181           47,058           47,337
                                                  ==========      ==========       ==========       ==========
Number of Common Shares Used In
     Computing Diluted Earnings Per Share             46,754          47,066           47,564           47,996
                                                  ==========      ==========       ==========       ==========

Basic Earnings Per Common Share                   $     0.44      $     0.23       $     0.38       $     0.60
                                                  ==========      ==========       ==========       ==========
Diluted Earnings Per Common Share                 $     0.43      $     0.23       $     0.37       $     0.59
                                                  ==========      ==========       ==========       ==========

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification of Directors

         For information regarding the Directors, see the 1999 Proxy Statement.

(B)      Identification of Executive Officers

         See Executive Officers of the Registrant under Part I.


(C)      Identification of Certain Significant Employees

         None.

(D)      Family Relationships

         See "Election of Directors" Section of the 1999 Proxy Statement.

(E)      Business Experience

         See Executive Officers of the Registrant under Part I. For business experience of the Directors, see the 1999 Proxy Statement.

(F)      Involvement in Certain Legal Proceedings

         None.

(G)      Promoters and Control Persons

         None.

ITEM 11: EXECUTIVE COMPENSATION

See "Director Compensation," "Report of the Compensation Committee on Executive Compensation," "Executive Compensation," "Stock Options," "Performance Graph," "Pension and Supplemental Benefits" and "Severance and Other Agreements" Sections in the 1999 Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the 1999 Proxy Statement Sections: (i) relating to common stock owned by directors; (ii) "Executive Stock Ownership;" and (iii) "Principal Shareholders."

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Management and Others

See "Relationship Between Certain Directors and the Company" section in the 1999 Proxy Statement.

(B)      Certain Business Relationships

See "Relationship Between Certain Directors and the Company" section in the 1999 Proxy Statement.

(C)      Indebtedness of Management

See "Relationship Between Certain Directors and the Company" section in the 1999 Proxy Statement.

(D)      Transactions with Promoters

Not applicable.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) See the index for a listing and page numbers of financial statements and exhibits included herein or incorporated by reference.

K N ENERGY, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     YEAR ENDED DECEMBER 31, 1998
                                         --------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                           -------------------------------
                                                                              CHARGED TO        DEDUCTIONS
                                          BALANCE AT       CHARGED TO       OTHER ACCOUNTS     WRITE-OFF OF
                                         BEGINNING OF       COST AND        ACQUISITION OF     UNCOLLECTIBLE     BALANCE AT END
                                            PERIOD          EXPENSES            MIDCON           ACCOUNTS           OF PERIOD
                                         ------------      ----------       --------------     -------------     --------------
                                                                             (In Millions)
Allowance for Doubtful Accounts              $1.7             $5.0               $5.8             $(1.7)              $10.8
Note: Activity and balances prior to 1998 were not material.

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

         Form of Change of Control Severance Agreement (Exhibit 10(u) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Form of Incentive Stock Option Agreement (Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Form of Restricted Stock Agreement (Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Employment Agreement dated March 21, 1996 between K N Energy, Inc. and Murray R. Smith (Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of the Company (Attached hereto as Exhibit 10(aa).

         Management Deferred Compensation Plan effective January 1, 1998 for senior management of the Company (Attached hereto as Exhibit 10(bb).


     (b) Reports on Form 8-K

         On October 7, 1998, a Current Report on Form 8-K/A was filed to present an unaudited pro forma consolidated income statement for K N Energy, Inc. and MidCon Corp. for the six months ended June 30, 1998 and related notes.

         On October 9, 1998, a Current Report on Form 8-K was filed to present selected historical segment information for the Company.

         On November 24, 1998, a Current Report on Form 8-K was filed to report the issuance on or about November 25, 1998, of 10,706,000 of the Company's 8.25% Premium Equity Participating Security Units.

*    Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             K N ENERGY, INC.
                                             (Registrant)
Date: March 9, 1999                          By  /s/ Clyde E. McKenzie
                                                 -----------------------------
                                                 Clyde E. McKenzie
                                                 Vice President and Chief
                                                 Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Edward H. Austin, Jr.                                     Director
-----------------------------
Edward H. Austin, Jr.

/s/ Charles W. Battey                                         Director
-----------------------------
Charles W. Battey

/s/ Stewart A. Bliss                                          Director
-----------------------------
Stewart A. Bliss

/s/ David W. Burkholder                                       Director
-----------------------------
David W. Burkholder

/s/ David M. Carmichael                                       Director
-----------------------------
David M. Carmichael

/s/ Robert H. Chitwood                                        Director
-----------------------------
Robert H. Chitwood

/s/ Howard P. Coghlan                                         Director
-----------------------------
Howard P. Coghlan

/s/ Jordan L. Haines                                          Director
-----------------------------
Jordan L. Haines

/s/ Larry D. Hall                                             Chairman, Chief Executive Officer
-----------------------------                                 and Director (Principal Executive Officer)
Larry D. Hall

/s/ William J. Hybl                                           Director
-----------------------------
William J. Hybl

/s/ Richard D. Kinder                                         Director
-----------------------------
Richard D. Kinder

/s/ Clyde E. McKenzie                                         Vice President and Chief Financial Officer
-----------------------------                                 (Principal Financial and Accounting Officer)
Clyde E. McKenzie

/s/ Edward Randall, III                                       Director
-----------------------------
Edward Randall, III

/s/ John F. Riordan                                           Director
-----------------------------
John F. Riordan

/s/ James C. Taylor                                           Director
-----------------------------
James C. Taylor

/s/ H. A. True, III                                           Director
-----------------------------
H. A. True, III

                                  Exhibit Index

                                                                                                 Page Number
                                                                                                 -----------
                List of Executive Compensation Plans and Arrangements                               69-70
                Exhibit 2(a) - Stock Purchase Agreement, dated December
                  18, 1997, between K N Energy, Inc. and Occidental
                  Petroleum Corporation (Exhibit 2.1, File No. 333-44421)*
                Exhibit 2(b) - Amendment No.1 to Stock Purchase
                  Agreement, dated January 30,1998, between K N
                  Energy, Inc. and Occidental Petroleum Corporation
                  (Exhibit 2(b) to the Annual Report on Form 10-K
                  for the year ended December 31, 1997)*
                Exhibit 2(c) - Agreement and Plan of Merger among
                  Sempra Energy, Cardinal Acquisition Corp. and the
                  Company dated as of February 20, 1999 (Exhibit
                  99.1 Current Report on Form 8-K Dated February
                  20, 1999)*
                Exhibit 3(a) - Restated Articles of Incorporation
                  (Exhibit 3(a) to the Annual Report on Form 10-K
                  for the year ended December 31, 1994)*
                Exhibit 3(b) - By-Laws of the Company, as amended
                  (Exhibit 3(b) to the Annual Report on From 10-K
                  for the year ended December 31, 1996)*
                Exhibit 3(c) - By-Laws of the Company, as amended
                  on February 10, 1998 (Attached as Exhibit 3(c))**
                Exhibit 4(a) - Indenture dated as of September 1,
                  1988, between K N Energy, Inc. and Continental
                  Illinois National Bank and Trust Company of Chicago
                  (Exhibit 1.2, Current Report on Form 8-K Dated October 5, 1988)*
                Exhibit 4(b) - First supplemental indenture dated
                  as of January 15, 1992, between K N Energy, Inc.
                  and Continental Illinois National Bank and Trust
                  Company of Chicago (Exhibit 4.2, File No. 33-45091)*
                Exhibit 4(c) - Second supplemental indenture dated
                  as of December 15, 1992, between K N Energy, Inc.
                  and Continental Bank, National Association (Exhibit
                  1.2 Current Report on Form 8-K dated December 15, 1992)*
                Exhibit 4(d) - Indenture dated as of November 20,
                  1993, between K N Energy, Inc. and Continental
                  Bank, National Association (Exhibit 4.1, File No.
                  33-51115)* Note - Copies of instruments relative
                  to long-term debt in authorized amounts that do
                  not exceed 10 percent of the consolidated total
                  assets of the Company and its subsidiaries have
                  not been furnished. The Company will furnish such
                  instruments to the Commission upon request.
                Exhibit 4(e) - $600,000,000 364-Day Credit
                  Agreement among K N Energy, Inc., certain banks
                  listed therein and Morgan Guaranty Trust Company
                  of New York as Administrative Agent (Exhibit 4(e)
                  to the Annual Report on Form 10-K for the year
                  ended December 31, 1997)*
                Exhibit 4(f) - $400,000,000 Five-Year Credit
                  Agreement among K N Energy, Inc., certain banks
                  listed therein and Morgan Guaranty Trust Company
                  of New York as Administrative Agent (Exhibit 4(f)
                  to the Annual; Report on Form 10-K for the year
                  ended December 31, 1997)*
                Exhibit 4(g) - $2,100,000,000 364 Day Credit
                  Agreement among K N Energy, Inc., certain banks
                  listed therein and Morgan Guaranty Trust Company
                  of New York as Administrative Agent (Exhibit 4(g)
                  to the Annual Report on Form 10-K for the year
                  ended December 31, 1997)*
                Exhibit 4(h) - $1,394,846,122 Reimbursement Agreement

                                  Exhibit Index

                                                                                                 Page Number
                                                                                                 -----------
                  among K N Energy, Inc., certain banks listed
                  therein and Morgan Guaranty Trust Company of New
                  York as Administrative Agent (Exhibit 4(e) to the
                  Annual Report on Form 10-K for the year ended
                  December 31, 1997)*
                Exhibit 4(i) - Purchase Contract Agreement dated as
                  of November 25, 1998, between the Company and
                  U.S. Bank Trust National Association, as Purchase
                  Contract Agent for the PEPS Units (Exhibit 4.4
                  Current Report on Form 8-K Dated November 24,
                  1998)*
                Exhibit 4(j) - Amendment No. 1 to Credit Agreements
                   dated as of November 6, 1998, among K N Energy,
                   Inc., certain banks listed therein and Morgan
                   Guaranty Trust Company of New York as
                   Administrative Agent (Attached hereto as Exhibit
                   4(j))**
                Exhibit 4(k) - $600,000,000 364 Day-Credit
                  Agreement dated as of January 8, 1999, among K N
                  Energy, Inc., certain banks listed therein and
                  Morgan Guaranty Trust Company of New York as
                  Administrative Agent (Attached hereto as Exhibit
                  4(k)) **
                Exhibit 4(l) - Amendment No. 2 to the $400,000,000
                  Five-Year Credit Agreement among K N Energy,
                  Inc., dated as of January 8, 1999, among K N
                  Energy, Inc., certain banks listed therein and
                  Morgan Guaranty Trust Company of New York as
                  Administrative Agent (Attached hereto as Exhibit
                  4(l)) **
                Exhibit 10(a) - Form of Key Employee Severance
                  Agreement (Exhibit 10.2, Amendment No. 1 on Form
                  8 dated September 2, 1988 to the Annual Report on
                  Form 10-K for the year ended December 31, 1987)*
                Exhibit 10(b) - 1982 Stock Option Plan for Non-
                  employee Directors of the Company with Form of
                  Grant Certificate (Exhibit 10.3, Amendment No. 1
                  on Form 8 dated September 2, 1988 to the Annual
                  Report on Form 10-K for the year ended December
                  31, 1987)*
                Exhibit 10(c) - 1982 Incentive Stock Option Plan
                  for key employees of the Company (Exhibit 10.4,
                  Amendment No. 1 on Form 8 dated September 2, 1988
                  to the Annual Report on Form 10-K for the year
                  ended December 31, 1987)*
                Exhibit 10(d) - 1986 Incentive Stock Option Plan
                  for key employees of the Company (Exhibit 10.5,
                  Amendment No. 1 on Form 8 dated September 2, 1988
                  to the Annual Report on Form 10-K for the year
                  ended December 31, 1987)*
                Exhibit 10(e) - 1988 Incentive Stock Option Plan
                  for key employees of the Company (Exhibit 10.6,
                  Amendment No. 1 on Form 8 dated September 2, 1988
                  to the Annual Report on Form 10-K for the year
                  ended December 31, 1987)*
                Exhibit 10(f) - Form of Grant Certificate for
                  Employee Stock Option Plans (Exhibit 10.7,
                  Amendment No. 1 on Form 8 dated September 2, 1988
                  to the Annual Report on Form 10-K for the year
                  ended December 31, 1987)*
                Exhibit 10(g) - Directors' Deferred Compensation
                  Plan Agreement (Exhibit 10.8, Amendment No. 1 on
                  Form 8 dated September 2, 1988 to the Annual
                  Report on Form 10-K for the year ended December
                  31, 1987)*
                Exhibit 10(h) - 1987 Directors' Deferred Fee Plan As Amended
                  and Form

                                  Exhibit Index

                                                                                                 Page Number
                                                                                                 -----------
                  of Participation Agreement regarding the Plan
                  (Exhibit 10(h) to the Annual Report on Form 10-K for the year ended
                  December 31, 1995)*
                Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                  Directors of the Company with Form of Grant Certificate
                  (Exhibit 4.1, File No. 33-46999)*
                Exhibit 10(j) - 1994 K N Energy, Inc. Long-Term Incentive Plan
                  (Attachment A to the K N Energy, Inc. 1994 Proxy Statement
                  on Schedule 14-A)*
                Exhibit 10(k) - K N Energy, Inc. 1996 Executive
                  Incentive Plan (Exhibit 10(l) to the Annual
                  Report on Form 10-K for the year ended
                  December 31, 1995)*
                Exhibit 10(l) - K N Energy, Inc. Nonqualified
                  Deferred Compensation Plan (Exhibit 10(m) to the
                  Annual Report on Form 10-K for the year ended
                  December 31, 1994)*
                Exhibit 10(m) - K N Energy, Inc. Nonqualified
                  Retirement Income Restoration Plan (Exhibit 10(n)
                  to the Annual Report on Form 10-K for the year
                  ended December 31, 1994)*
                Exhibit 10(n) - K N Energy, Inc. Nonqualified Profit Sharing Restoration
                  Plan (Exhibit 10(o) to the Annual Report on Form
                  10-K for the year ended December 31, 1994)*
                Exhibit 10(o) - Employment Agreement dated December 14, 1995 between K N Energy, Inc. and Morton C. Aaronson
                  (Exhibit 10(p) to the Annual Report on Form 10-K for the year ended
                   December 31, 1995)*
                Exhibit 10(p) - Letter Agreement dated December 4,
                  1995 between K N Energy, Inc. and Charles W.
                  Battey (Exhibit 10(q) to the Annual Report on
                  Form 10-K for the year ended December 31, 1995)*
                Exhibit 10(q) - Amended and Restated Basket
                  Agreement dated as of June 30, 1990, by and
                  between American Pipeline Company ("APC"), Cabot
                  and Cabot Transmission Corporation (Exhibit
                  10.5(a) to the Annual Report on Form 10-K for
                  American Oil and Gas Corporation ("AOG") for the
                  year ended December 31, 1993)*
                Exhibit 10(r) - First Amendment to Amended and
                  Restated Omnibus Acquisition Agreement and
                  Amended and Restated Basket Agreement dated as of
                  March 31, 1992 by and among AOG, APC, Cabot and
                  Cabot Transmission (Exhibit 10.5(d) to the Annual
                  Report on Form 10-K for AOG for the year ended
                  December 31, 1993)*
                Exhibit 10(s) - Rights Agreement between K N
                   Energy, Inc. and the Bank of New York, as Rights
                   Agent, dated as of August 21, 1995 (Exhibit 1 on
                  Form 8-A dated August 21, 1995)*
                Exhibit 10(t) - K N Energy, Inc. Performance
                  Incentive Plan (Exhibit 10(u) to the Annual
                  Report on Form 10-K for the year ended December
                  31, 1995)*
                Exhibit 10(u) - Form of Change of Control Severance
                  Agreement (Exhibit 10(u) to the Annual Report on
                  Form 10-K for the year ended December 31, 1996)*
                Exhibit 10(v) - Form of Incentive Stock Option
                  Agreement (Exhibit 10(v) to the Annual Report on
                  Form 10-K for the year ended December 31, 1996)*
                Exhibit 10(w) - Form of Restricted Stock Agreement
                  (Exhibit 10(w) to the Annual Report on Form 10-K
                  for the year ended December 31, 1996)*
                Exhibit 10(x) - Employment Agreement dated March 21, 1996
                  between K N Energy, Inc. and Murray R. Smith

                                  Exhibit Index

                                                                                                 Page Number
                                                                                                 -----------
                  (Exhibit 10(x) to the Annual Report on Form 10-K for the year ended
                  December 31, 1996)*
                Exhibit 10(y) - Intrastate Pipeline System Lease, dated December 31,
                  1996, between MidCon Texas Pipeline, L.P. and MidCon Texas
                  Pipeline Operator, Inc. (Exhibit 10(y) to the Annual Report on Form
                  10-K for the year ended December 31, 1997)*
                Exhibit 10(z) - Amendment Number One To Intrastate Pipeline System
                  Lease, dated January 31, 1998, between MidCon Texas Pipeline, L.P.
                  and MidCon Texas Pipeline Operator, Inc. (Exhibit 10(z) to the Annual
                  Report on Form 10-K for the year ended December 31, 1997)*
                Exhibit  10(aa) - Directors and Executives Deferred Compensation Plan
                  effective January 1, 1998 for executive officers and directors of the Company
                  (Attached hereto as Exhibit 10(aa)).**
                Exhibit 10(bb) - Management Deferred Compensation Plan effective January 1, 1998 for senior management of the Company (Attached hereto as Exhibit 10(bb)).**
                Exhibit 10(cc) - Amendment No. 1 to Rights Agreement between the Company and the Bank of New York, as Rights Agent, dated as of September 8, 1998
                  (Attached hereto as Exhibit 10(cc)).**
                Exhibit 12 - Ratio of Earnings to Fixed Charges                                        76
                Exhibit 13 - 1998 Annual Report to Shareholders***                                     77
                Exhibit 21 - Subsidiaries of the Registrant                                         78-80
                Exhibit 23 - Consent of Independent Public Accountants                                 81
                Exhibit 27 - Financial Data Schedule****





*    Incorporated herein by reference.
**   Included in SEC and NYSE copies only.
*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.
**** Included in SEC copy only.