Form 10-Q
period 1999-03-31
K N ENERGY INC
filed 1999-05-17
CIK 54502

        UNITED STATES SECURITIES AND EXCHANGE COMMISSSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                              ------------------------------
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ------------------

Commission File Number                  1-6446
                      -------------------------------------------

                              K N ENERGY, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Kansas                        48-0290000
----------------------------------------------------------------
          (State or other Jurisdiction of   (I.R.S. Employer
          incorporation or organization)    Identification No.)

          370 Van Gordon Street
          P.O. Box 281304, Lakewood, Colorado      80228-8304
-----------------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)

                          (303) 989-1740
----------------------------------------------------------------
      (Registrant's telephone number, including area code)


----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                            ------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 150,000,000 shares;
-----------------------------------------------------------------
outstanding 70,840,522 shares as of April 30, 1999.
-----------------------------------------------------------------

       2                                                 Form 10-Q

                K N ENERGY, INC. AND SUBSIDIARIES
                            FORM 10-Q
                  QUARTER ENDED MARCH 31, 1999
                            Contents

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)                             Page Number
                                                                      -----------

           Consolidated Balance Sheets.....................              3 & 4
           Consolidated Statements of Income...............                  5
           Consolidated Statements of Cash Flows...........                  6
           Notes to Consolidated Financial Statements......             7 - 13

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............            14 - 22

 Item 3. Quantitative and Qualitative Disclosures About
           Market Risk.....................................                 22

PART II    OTHER INFORMATION

 Item 1. Legal Proceedings.................................                 23
 Item 6. Exhibits and Reports on Form 8-K..................                 23

SIGNATURE..................................................                 24

       3                                                             Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                         March 31           December 31
                                                            1999                1998
                                                       -------------        -------------


ASSETS:
Current Assets:
Cash and Cash Equivalents                              $   21,404           $   21,955
Restricted Deposits                                         7,431                9,096
U.S. Government Securities                                      -            1,092,415
Accounts Receivable                                       598,400              693,044
Inventories                                               105,905              144,831
Gas Imbalances                                             90,403               85,349
Other                                                      46,444               46,812
                                                       ----------           ----------
                                                          869,987            2,093,502
                                                       ----------           ----------

Investments                                               268,634              252,543
                                                       ----------           ----------

Property, Plant and Equipment                           7,781,145            7,767,332
Less Accumulated Depreciation and
  Amortization                                            786,610              744,156
                                                       ----------           ----------
                                                        6,994,535            7,023,176
                                                       ----------           ----------

Deferred Charges and Other Assets                         239,169              242,991
                                                       ----------           ----------
Total Assets                                           $8,372,325           $9,612,212
                                                       ==========           ==========

The accompanying notes are an integral part of these statements.

       4                                                             Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                          March 31           December 31
                                                            1999                1998
                                                       -------------        -------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-Term Debt                   $    7,167           $   10,167
Notes Payable                                             622,236              297,000
Substitute Note                                                 -            1,394,846
Accounts Payable                                          407,108              489,414
Accrued Taxes                                              23,762               18,914
Gas Imbalances                                             68,760               74,857
Payable for Purchase of Thermo Companies                   54,556               86,799
Other                                                     212,263              247,465
                                                       ----------           ----------
                                                        1,395,852            2,619,462
                                                       ----------           ----------
Other Liabilities and Deferred Credits:
Deferred Income Taxes                                   1,701,734            1,699,072
Other                                                     394,361              431,565
                                                       ----------           ----------
                                                        2,096,095            2,130,637
                                                       ----------           ----------

Long-Term Debt                                          3,300,017            3,300,025
                                                       ----------           ----------

K N-Obligated Mandatorily Redeemable
Preferred Capital Trust Securities of
  Subsidiary Trusts Holding Solely
   Debentures of K N                                      275,000              275,000
                                                       ----------           ----------

Minority Interests in Equity of Subsidiaries               63,056               63,267
                                                       ----------           ----------

Stockholders' Equity:
Preferred Stock-
  Authorized - Class A, 200,000 Shares:
    Class B, 2,000,000 Shares,
    Without Par Value
  Redeemable Solely at Option of Company at
    $105 Per Share - Class A,
    $5.00 Cumulative Series; 70,000 Shares
    Outstanding                                             7,000                7,000
                                                       ----------           ----------
Common Stock-
  Authorized - 150,000,000 Shares, Par Value
    $5 Per Share
  Outstanding - 69,660,801 and 67,037,735 Shares,
    Respectively, After Deducting
    55,485 and 27,008 Shares Held in Treasury             348,304              343,230
Additional Paid-in Capital                                712,620              694,223
Retained Earnings                                         187,040              193,925
Other                                                     (12,659)             (14,557)
                                                       ----------           ----------
Total Common Stockholders' Equity                       1,235,305            1,216,821
                                                       ----------           ----------
Total Stockholders' Equity                              1,242,305            1,223,821
                                                       ----------           ----------
Total Liabilities and Stockholders' Equity             $8,372,325           $9,612,212
                                                       ==========           ==========

The accompanying notes are an integral part of these statements.

       5                                                             Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

                                                              Three Months Ended
                                                                   March 31
                                                       --------------------------------

                                                            1999               1998
                                                            ----                ----

Operating Revenues:
Upstream Gathering and Processing                      $  131,595          $  139,099
Midstream Sales, Transportation and Storage               357,426             285,898
Downstream Retail and Marketing                           695,838             828,539
Intersegment Eliminations                                (130,890)            (87,014)
                                                       ----------          ----------
Total Operating Revenues                                1,053,969           1,166,522
                                                       ----------          ----------

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales                    797,833             934,635
Operations and Maintenance                                100,681              95,780
Depreciation and Amortization                              53,520              41,820
Taxes, Other Than Income Taxes                             14,183              12,148
Merger-related Costs                                        2,916               4,353
                                                       ----------          ----------
Total Operating Costs and Expenses                        969,133           1,088,736
                                                       ----------          ----------

Operating Income                                           84,836              77,786
                                                       ----------          ----------

Other Income and (Deductions):
Interest Expense, Net                                     (70,450)            (50,342)
Minority Interests                                         (5,267)             (2,381)
Other, Net                                                  2,556              10,694
                                                       ----------          ----------
Total Other Income and (Deductions)                       (73,161)            (42,029)
                                                       ----------          ----------

Income Before Income Taxes                                 11,675              35,757
Income Taxes                                                4,553              13,249
                                                       ----------          ----------

Net Income                                                  7,122              22,508
Less - Preferred Stock Dividends                               88                  88
                                                       ----------          ----------

Earnings Available For Common Stock                    $    7,034          $   22,420
                                                       ==========          ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share                          69,486              52,635
                                                       ==========          ==========

Basic Earnings Per Common Share                        $     0.10          $     0.43
                                                       ==========          ==========

Number of Shares Used in Computing
  Diluted Earnings Per Common Share                        69,578              53,429
                                                       ==========          ==========

Diluted Earnings Per Common Share                      $     0.10          $     0.42
                                                       ==========          ==========

Dividends Per Common Share                             $     0.20          $     0.19
                                                       ==========          ==========

The accompanying notes are an integral part of these statements.

       6                                                             Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

                                                                  Three Months Ended
                                                                       March 31
                                                            ------------------------------

                                                                1999              1998
                                                                ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $    7,122        $   22,508
Adjustments to Reconcile Net Income to Net Cash Flows from
  Operating Activities:
Depreciation and Amortization, Excluding Amortization
  of Gas Plant Acquisition Adjustment                           25,887            21,645
Deferred Income Taxes                                            1,790             7,213
Deferred Purchased Gas Costs                                     3,296            17,414
Gain on Sale of Facilities                                        (258)           (8,252)
Proceeds from Buyout of Contractual Gas Obligations                  -            27,500
Change in Gas in Underground Storage                            47,532             2,214
Changes in Other Working Capital Items (Note 4)                (22,752)            7,951
Changes in Deferred Revenues                                    (4,394)           (1,466)
Other, Net                                                     (19,990)           (5,704)
                                                            ----------        ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                        38,233            91,023
                                                            ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                           (30,455)          (81,163)
Cash Paid for Acquisition of MidCon, Net of Cash Acquired            -        (2,139,752)
Other Acquisitions                                             (18,514)           (9,137)
Investments                                                     (2,056)           (2,526)
Sale of U.S. Government Securities                           1,092,415                 -
Purchase of U.S. Government Securities                               -          (884,223)
Proceeds from Sales of Assets                                      853            25,152
                                                            ----------        ----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES    1,042,243        (3,091,649)
                                                            ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                        (1,069,610)           55,800
Long-Term Debt - Issued                                              -         2,362,000
Long-Term Debt - Retired                                        (3,317)          (20,662)
Common Stock Issued in Public Offering                               -           650,000
Other Common Stock Issued                                        5,925             4,070
Treasury Stock, Issued                                              25               409
Treasury Stock , Acquired                                          (43)                -
Cash Dividends, Common                                         (13,919)          (12,496)
Cash Dividends, Preferred                                          (88)              (88)
Minority Interests, Contributions                                    -            13,311
Securities Issuance Costs                                            -           (45,891)
                                                            ----------        ----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES   (1,081,027)        3,006,453
                                                            ==========        ==========

Net Increase (Decrease) in Cash and Cash Equivalents              (551)            5,827
Cash and Cash Equivalents at Beginning of Period                21,955            22,471
                                                            ----------        ----------
Cash and Cash Equivalents at End of Period                  $   21,404        $   28,298
                                                            ==========        ==========

For supplemental cash flow information, see Note 4.
The accompanying notes are an integral part of these statements.

       7                                                             Form 10-Q

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

2.   Sempra Merger

On February 22, 1999, Sempra Energy ("Sempra") and the Company announced that their respective boards of directors had unanimously approved a definitive agreement (the "Agreement") under which Sempra and the Company would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. Sempra is an energy services holding company based in San Diego, California, serving 21 million customers through natural gas and electric distribution, as well as a broad range of energy-related products and services throughout the United States, Canada, Mexico and other countries in Latin America. This merger is conditioned, among other things, upon the approvals of shareholders of both companies, the Federal Energy Regulatory Commission and the state commissions of Colorado and Wyoming and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). Effective March 30, 1999, the Federal Trade Commission granted the Company's request for early termination of the waiting period under the HSR Act with respect to the merger.

3.   Acquisitions, Investments and Sale

(A)  MidCon Corp.
On January 30, 1998, pursuant to a definitive stock purchase agreement (the "MidCon Agreement"), the Company acquired all of the outstanding shares of capital stock of MidCon Corp. ("MidCon") from Occidental Petroleum Corporation ("Occidental") for $2.1 billion in cash and the assumption of a $1.4 billion note (the "Substitute Note"), at which time MidCon became a wholly owned subsidiary of K N Energy, Inc. (the "Acquisition"). The Substitute Note bore interest at 5.798% and was required to be collateralized by U.S. government securities, letters of credit or a combination thereof. The Substitute Note was paid in full on January 4, 1999. In conjunction with the Acquisition, K N also assumed MidCon's obligation to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of approximately $30 million. The Acquisition was initially financed through a combination of credit agreements (see Note 6).

The Acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed have been recorded at their respective estimated fair market values as of the acquisition date. The allocation of purchase price has resulted in the recognition of a gas plant acquisition adjustment of approximately $3.9 billion, principally representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America ("NGPL"), a wholly owned subsidiary of MidCon, over the historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 36 years, approximately the estimated remaining useful life of NGPL's interstate pipeline system. For the quarters ended March 31, 1999 and 1998, approximately $27.2 million and $19.8 million of such amortization, respectively, was charged to expense. The assets, liabilities and results of operations of MidCon are included with those of the Company beginning with

       8                                                             Form 10-Q

the January 30, 1998 acquisition date. Historical information for periods prior to January 30, 1998 does not reflect any impact associated with the MidCon acquisition.

(B)  Sale of Kansas Distribution Properties
In March 1998, K N completed the sale of its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. K N received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.2 million after tax or $0.08 per diluted share). Concurrently with the sale, K N received $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount will be amortized as an offset to expense over a period of years as the associated volumes are sold.

(C)  Thermo Companies
During the third quarter of 1998, K N completed its acquisition of interests in four independent power plants in Colorado from the Denver-based Thermo Companies ("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Ft. Lupton, Colorado (272 megawatts) and Greeley, Colorado (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term agreements. Payments for these interests are being made over a two-year period, with the initial payment of 689,810 shares (1,034,715 shares adjusted for the December 1998 three-for-two stock split) of K N common stock having been made on October 21, 1998. Additional payments were made on January 4, 1999, consisting of 833,623 shares of K N common stock and $15 million in cash, and on April 20, 1999, consisting of 1,232,286 shares of K N common stock and $20 million in cash. The remaining payment in 2000 is expected to be made in a combination of cash and common stock as agreed to by K N and Thermo, with the default mix being 50% stock and 50% cash. This transaction has been accounted for as a purchase.

(D)  TransColorado Pipeline
On March 31, 1999, the TransColorado Gas Transmission Company ("TransColorado"), an enterprise jointly owned by K N and Questar Corp., placed in service a 280-mile-long natural gas pipeline, which includes two compressor stations and extends from near Rangely, Colorado, to its southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline has a design transmission capacity of approximately 300 million cubic feet of natural gas per day. On October 14, 1998, TransColorado entered into a $200 million revolving credit agreement with a group of commercial banks. K N provides a corporate guarantee for one-half of all amounts borrowed under the agreement.

(E)  Thunder Creek Gathering System
In March 1999, Thunder Creek Gas Services, LLC, a joint venture of K N and Devon Energy Corporation, began construction of a 126-mile-long-trunkline natural gas gathering system which will include carbon dioxide removal facilities and will extend from Glenrock, Wyoming to approximately 12 miles north of Gillette, Wyoming. The trunkline will have an initial capacity of 450 million cubic feet of natural gas per day. The gathering system is located in the Powder River Basin of northeast Wyoming and is expected to be operational by fall 1999. The expected total cost of the system is approximately $100 million.

(F)  Horizon Pipeline
In May 1999, the Company announced plans to build the Horizon Pipeline, a 129-mile-long natural gas pipeline from Joliet, Illinois, to Hales Corners, Wisconsin. Construction is expected to start in spring 2001 and be completed by the fall of 2001. The estimated cost of the project is $150 million to $250 million, depending on shipper response and design capacity, expected to be from 630 million cubic feet up to 1.2 billion cubic feet per

       9                                                             Form 10-Q

day. The Company plans to jointly own the pipeline with one or more other partners. An open season will begin in May 1999, which will allow potential shippers to express their interest in obtaining capacity on the pipeline.

4.   Supplemental Cash Flow Information

Changes in Other Working Capital Items Summary and Supplemental
Disclosures of Cash Flow Information are as follows (in thousands):

                                                  Three Months Ended
                                                       March 31
                                             ----------------------------

                                                1999              1998
                                                ----              ----

CHANGES IN OTHER WORKING CAPITAL ITEMS:
  (Net of Effects of Acquisitions and Sales)
Accounts Receivable                          $   93,913       $   72,952
Materials and Supplies Inventory                  1,297           (7,514)
Other Current Assets                             (3,022)         (11,796)
Accounts Payable                                (82,306)         (60,688)
Other Current Liabilities                       (32,634)          14,997
                                             ----------       ----------
                                             $  (22,752)      $    7,951
                                             ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid for:
 Interest (Net of Amount Capitalized)        $  120,097       $   31,120
                                             ==========       ==========
 Income Taxes                                $      349       $     (228)
                                             ==========       ==========

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net", presented as a component of "Net Cash Flows from Operating Activities" in the accompanying interim Consolidated Statements of Cash Flows includes, among other things, the amortization of the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon, undistributed equity in earnings of unconsolidated subsidiaries and joint ventures and other non-cash charges and credits to income.

In the third quarter of 1998, K N purchased interests in four independent power plants in Colorado from the Thermo Companies. Payments for this purchase were made in October 1998 with K N common stock and in January and April 1999 with a combination of cash and K N common stock. The remaining payment is expected to be made with a combination of cash and K N common stock. A portion of K N's January 1998 acquisition of MidCon was made through the assumption of a note. For additional information on these transactions, see Notes 3(A) and 3(C).

5.   Business Segments

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

       10                                                            Form 10-Q

The accounting policies applied in the generation of segment information are generally the same as those described in the summary of significant accounting policies in the Company's 1998 Report on Form 10-K. In general, items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance. In addition, certain items included in operating income (such as the merger-related costs incurred) are not allocated to individual business segments. With adjustment for these items, the Company currently evaluates business segment performance primarily based on operating income in relation to the level of capital employed. In general, intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some instances, book value.

                                                 Three Months Ended March 31, 1999
                                  --------------------------------------------------------------
                                    Upstream    Midstream  Downstream     Other       Consolidated
                                    --------    ---------   ---------     -----       -----------
                                                       (dollars in millions)
Revenues from External Customers   $  101.6     $  298.7    $  653.7                   $1,054.0
Intersegment Revenues              $   30.0     $   58.7    $   42.2                   $  130.9

Operating Income (Loss)            $   (3.4)    $   87.7    $    3.4    $   (2.9) (1)  $   84.8
Other Income and (Deductions)                                                             (73.1)
                                                                                       --------
Income Before Income Taxes                                                             $   11.7
                                                                                       ========

Total Assets at March 31, 1999     $  702.0     $6,535.3    $1,106.2   $    28.8 (3)   $8,372.3

                                                 Three Months Ended March 31, 1998
                                  --------------------------------------------------------------
                                    Upstream    Midstream  Downstream     Other       Consolidated
                                    --------    ---------  ----------     -----       -----------
                                                       (dollars in millions)
Revenues from External Customers   $  120.7     $  212.6    $  833.2                   $1,166.5
Intersegment Revenues              $   18.4     $   73.3    $   (4.7)                  $   87.0

Operating Income (Loss)            $   (4.1)    $   77.8    $    8.5    $   (4.4) (2)  $   77.8
Other Income and (Deductions)                                                             (42.0)
                                                                                       --------
Income Before Income Taxes                                                             $   35.8
                                                                                       ========

(1) Represents costs related to the pending merger with Sempra (see Note 2).
(2) Represents costs related to the MidCon Acquisition (see Note 3(A)).
(3) Corporate assets represent cash and restricted deposits.

6.   Financing

The total amount of funds required by the Company to complete the acquisition of MidCon, pay related fees and expenses and to repay borrowings under the Company's existing credit facility was approximately $2.5 billion, financed through borrowings under credit agreements dated January 30, 1998 (the "Bank Facility") among K N, Morgan Guaranty Trust Company of New York and a syndicate of other lenders. A working capital facility replaced the revolving credit agreement previously in place (the "Pre-Acquisition Facility"). An acquisition facility was also part of the overall Bank Facility structure. See Note 7(A) of Notes to Consolidated Financial Statements on pages 42-43 of the Company's 1998 Annual Report on Form 10-K for additional information regarding the Bank Facility and the Pre-Acquisition Facility. In addition to the working capital and acquisition components of the Bank Facility described preceding, the Company assumed a short-term note for $1.4 billion due January 1999 (the "Substitute Note") which, pursuant to the MidCon Agreement, was initially collateralized by letters of credit issued under a commitment for that purpose within the Bank Facility. The acquisition facility was repaid in its entirety and cancelled on March 10, 1998. The Substitute Note was repaid on January 4, 1999. On January 5, 1999, K N cancelled the remaining letters of credit used to collateralize the Substitute Note.

       11                                                            Form 10-Q

In March 1998, the Company received net proceeds of approximately $624.6 million from a public offering of 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of K N common stock and approximately $2.34 billion from the concurrent public offerings of senior debt securities of varying maturities with principal totaling $2.35 billion. The net proceeds from these offerings were used to refinance borrowings under the Bank Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.


In April 1998, the Company sold $175 million of 7.63% Capital Trust Securities (the "Capital Securities") maturing on April 15, 2028, in an underwritten public offering. The sale was effected through a wholly owned business trust, K N Capital Trust III.
The Company used the net proceeds from the offering to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

In November 1998, the Company completed an underwritten public offering of $400 million of three-year senior notes (the "Senior Notes") bearing an interest rate of 6.45 percent. The net proceeds of approximately $397.4 million were used to retire a portion of K N's then-outstanding short-term borrowings. Concurrently with the Senior Notes offering, the Company sold $460 million principal amount of premium equity participating security units ("PEPS") in an underwritten public offering. The PEPS essentially are contracts (i) requiring the holders to purchase K N common stock at the end of a three-year period coinciding with the maturity of the Senior Notes and (ii) providing for payment of a contract fee of 2.375 percent to the PEPS holders by the Company during the three-year period. The net cash proceeds from the sale of the PEPS, together with additional funds provided by the Company, were used to purchase U.S. treasury securities on behalf of the PEPS owners.

7.   Preferred Stock

On April 13, 1999, the Company sent notice to holders of its Class A $5.00 Cumulative Preferred Stock, of its intent to redeem these shares on May 14, 1999. Holders of 70,000 preferred shares were advised that on April 13, 1999, funds were deposited with the First National Bank of Chicago to pay the redemption price of $105 per share plus accrued but unpaid dividends. Under the terms of the Company's Articles of Incorporation, upon deposit of funds to pay the redemption price, all rights of the preferred stockholders cease and terminate except the right to receive the redemption price upon surrender of their stock certificates.

8.   Common Stock Split and Dividend Action

On November 9, 1998, the Board of Directors of K N Energy, Inc. approved a 7.1 percent increase in the quarterly dividend and a three-for-two split of the Company's common stock. The quarterly dividend was declared at $0.30 per common share, an increase from $0.28 per common share. Giving effect to the stock split, the quarterly dividend is $0.20 per common share. The stock split was distributed and the increase in dividend was paid concurrently on December 31, 1998, to shareholders of record at the close of business on December 15, 1998. The par value of the stock did not change. Weighted-average shares outstanding and all per share amounts (except as otherwise noted) in the accompanying interim consolidated financial statements and these notes have been restated to reflect the stock split.

       12                                                            Form 10-Q

9.   Regulatory Matters

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI"), a wholly owned subsidiary of K N Energy, Inc., filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues.
As a result of the FERC action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund have been recorded based on its expectation of ultimate resolution. By a subsequent order, the FERC required KNI to remove costs associated with the Pony Express project and to refund the associated dollars. The refund of approximately $11 million will be made during the third quarter of 1999. KNI has filed for rehearing of the FERC's order. A hearing on its proposed rates is currently anticipated to commence in December, 1999.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of K N Energy, Inc., received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). The Commission has concluded that there is reason to believe that RMNG's rates may be excessive and may require further investigation. RMNG has entered into a Stipulation and Agreement with the Staff of the Commission and the Office of Consumer Counsel providing for an annual revenue reduction of approximately $0.9 million. The Stipulation and Agreement is awaiting Commission approval.

10.  Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income, effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. Currently, the only difference between "net income" and "comprehensive income" for K N is the unrealized gain or loss on its investment in available-for-sale securities which is recorded directly to stockholders' equity. For the quarters ended March 31, 1999 and 1998, the respective unrealized after-tax investment gain was $1.1 million and $1.8 million, resulting in comprehensive income of $8.2 million and $24.3 million, respectively.

11.  Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet these criteria, the Statement allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

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

       13                                                            Form 10-Q

12.  Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim
Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction
("AFUDC - Interest") and (ii) interest income related to government securities ("Interest Income"), as shown in the following table.

                           Three Months Ended
                                March 31
                         -----------------------
                          (Dollars in Millions)

                            1999         1998
                             ----        ----
   AFUDC - Interest        $ 0.3        $ 0.4
   Interest Income         $ 0.5        $ 2.6

As discussed in Note 3(A), in conjunction with the January 30, 1998, acquisition of MidCon Corp., the Company was required by the MidCon Agreement to assume the Substitute Note for $1.4 billion and to collateralize the Substitute Note with bank letters of credit, a portfolio of U.S. government securities or a combination of the two. As a result, the Company has interest income associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described preceding.

13.  Equity in Earnings of Equity Method Investments

Equity in earnings of investments accounted for under the equity method totaling $5.3 million and $3.3 million for the three months ended March 31, 1999 and 1998, respectively, are included in operating revenues (within the appropriate business segment) in the accompanying interim Consolidated Statements of Income.

14.  Accounts Receivable

The caption "Accounts Receivable" in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $11.3 million at March 31, 1999, and $10.8 million at December 31, 1998.

       14                                                            Form 10-Q

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has engaged in acquisition and divestiture transactions which may affect the comparison of results of operations between periods. All per share amounts following reflect the impact of the December 31, 1998, three-for-two common stock split as discussed in Note 8 to the accompanying consolidated financial statements.

On February 22, 1999, Sempra Energy ("Sempra"), an energy services holding company based in San Diego, California, and the Company announced that their respective boards of directors had approved a definitive agreement under which Sempra and the Company would combine in a stock and cash transaction. This merger is conditioned, among other things, upon the approvals of shareholders of both companies as well as certain regulatory approvals, including approvals of the Federal Energy Regulatory Commission. For additional information, see Note 2 to the accompanying consolidated financial statements.

Consolidated Financial Results

                                   For the Three Months Ended March 31
                                   -----------------------------------
                             (Dollars in Millions Except Per Share Amounts)

                                     1999                       1998
                                     ----                        ----
Operating Revenues                $ 1,054.0                   $ 1,166.5
Gross Margin                          256.1                       231.9
Operating Income                       84.8                        77.8
Net Income                              7.1                        22.5
Diluted Earnings Per Share        $    0.10                   $    0.42

In comparison to the corresponding period of 1998, the Company's results for the three months ended March 31, 1999 reflect (i) a decrease of 9.6 percent in operating revenues and (ii) increases of 10.4 percent in gross margin and 9.0 percent in operating income. Operating revenues, gross margin and operating income were positively impacted in 1999, relative to 1998, by (i) the fact that 1999 results include the operations of MidCon Corp. ("MidCon") for three months, while 1998 results include only two months, beginning with the January 30, 1998, MidCon acquisition date (see Note 3(A) to the accompanying consolidated financial statements), (ii) cost savings realized subsequent to the MidCon acquisition and (iii) the inclusion of $4.4 million of expense related to the acquisition of MidCon in 1998 results, compared to $2.9 million of expense in 1999 related to the pending merger with Sempra. The operating revenues, gross margin and operating income associated with each of the Company's business segments were negatively affected in 1999, relative to 1998, by (i) low natural gas liquids ("NGLs") prices and associated reduced processing margins and (ii) reduced pipeline basis differentials reflecting, in part, weather-related reduction in demand as further described within the individual segment discussions which follow.

There was a significant increase in interest expense in 1999 largely resulting from the additional month's financing of MidCon, a decrease in other income and an increase in the effective tax rate - see "Other Income and (Deductions)" and "Income Taxes" elsewhere herein. Earnings per diluted share for 1999 declined by 76.2 percent from 1998 reflecting, in addition to the decline in 1999 net income, an increase of 30.2 percent in the number of diluted shares used to calculate earnings per share. This increase in shares was largely due to the

       15                                                            Form 10-Q

March 1998 common stock issuance associated with the acquisition of MidCon (see Note 6 to the accompanying consolidated financial statements).

Results of Operations

Reflecting the Company's strategy of extracting margins from the various segments of the energy value stream, the Company has segregated its results of operations into "Upstream," "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) NGLs extraction and marketing activities. Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines. Downstream activities principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales. The following segment data are before intersegment eliminations, and exclude expenses of the Sempra merger and MidCon acquisition.

                                                     Three Months Ended March 31
                                          -------------------------------------------------
                                           (Dollars in Millions Except Per Gallon Amounts)
                                                                               Increase
Upstream Gathering and Processing             1999             1998           (Decrease)
                                              ----             ----           ----------
Operating Revenues
  Gas Sales                                $  52.5          $  50.3           $   2.2
  Natural Gas Liquids Sales                   44.9             55.8             (10.9)
  Gathering, Transportation and Other         34.2             33.0               1.2
                                           -------          -------           -------
                                             131.6            139.1              (7.5)
                                           -------          -------           -------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales      98.9            103.3              (4.4)
  Operations and Maintenance                  26.7             30.3              (3.6)
  Depreciation and Amortization                6.8              6.3               0.5
  Taxes, Other Than Income Taxes               2.6              3.3              (0.7)
                                           -------          -------           -------
                                             135.0            143.2              (8.2)
                                           -------          -------           -------

Operating Loss                             $  (3.4)         $  (4.1)          $   0.7
                                           =======          =======           =======

System Throughput (Trillion Btus):
  Gas Sales                                   32.6             24.8               7.8
  Gathering and Transportation                84.4             85.9              (1.5)
                                           -------          -------           -------
                                             117.0            110.7               6.3
                                           -------          -------           -------

Natural Gas Liquids:
    Sales (Million Gallons)                  194.0            180.1              13.9
                                           =======          =======           =======
    Average Sales Price/Gallon             $  0.23          $  0.31           $ (0.08)
                                           =======          =======           =======

Upstream's operating loss declined by $0.7 million from $4.1 million in the first quarter of 1998 to $3.4 million in the corresponding period of 1999. The Upstream segment was negatively impacted in 1999, relative to 1998, by approximately $10 million due to lower NGLs prices. The negative impact of NGLs prices was more than offset by a combination of positive factors, including (i) approximately $4.6 million of positive impact from lower natural gas prices, (ii) approximately $3.3 of positive impact from higher gathering rates, (iii) positive results from the 1998 expansion of the Red Cedar gathering assets, (iv) the fact that 1998 results included operating losses associated with certain gas processing facilities that were sold in the fourth quarter of 1998 and (v) reduced 1999 operating expenses.

       16                                                            Form 10-Q

                                                 Three Months Ended March 31
                                             -----------------------------------
                                                    (Dollars in Millions)
                                                                       Increase
Midstream Sales, Transportation and Storage    1999         1998      (Decrease)
                                               ----         ----      ----------
Operating Revenues
  Transportation and Storage                 $ 179.7      $ 136.5       $  43.2
  Gas Sales                                    178.5        145.2          33.3
  Other                                         (0.8)         4.2          (5.0)
                                             -------      -------       -------
                                               357.4        285.9          71.5
                                             -------      -------       -------

Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales       159.6        126.4          33.2
  Operations and Maintenance                    57.0         43.1          13.9
  Depreciation and Amortization                 43.2         31.9          11.3
  Taxes, Other Than Income Taxes                 9.9          6.7           3.2
                                             -------      -------       -------
                                               269.7        208.1          61.6
                                             -------      -------       -------

Operating Income                             $  87.7      $  77.8       $   9.9
                                             =======      =======       =======
Systems Throughput (Trillion Btus)             669.6        468.3         201.3
                                             =======      =======       =======

Midstream operating income increased from $77.8 million in the first quarter of 1998 to $87.7 million in the corresponding period of 1999, an increase of $9.9 million (12.7%). This increase in operating income, as well as the increases in operating revenues, operating expenses and throughput shown in the preceding table, was largely attributable to the inclusion of three months of operations of MidCon in 1999, while 1998 results include only two months. The Midstream segment was, however, negatively impacted in 1999, relative to 1998, by a 13.3 percent reduction in margin per unit of throughput, principally attributable to weather-related demand factors. These negative margin impacts were partially offset by expense savings realized subsequent to the acquisition of MidCon.

                                                Three Months Ended March 31
                                            -----------------------------------
                                                   (Dollars in Millions)
                                                                      Increase
Downstream Retail and Marketing               1999          1998     (Decrease)
                                              ----          ----     ----------
Operating Revenues
  Gas Sales                                 $ 672.3       $ 819.9     $ (147.6)
  Transportation and Other                     23.5           8.6         14.9
                                            -------       -------     --------
                                              695.8         828.5       (132.7)
                                            -------       -------     --------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales      667.7         791.2       (123.5)
  Operations and Maintenance                   19.5          23.1         (3.6)
  Depreciation and Amortization                 3.5           3.6         (0.1)
  Taxes, Other Than Income Taxes                1.7           2.1         (0.4)
                                            -------       -------     --------
                                              692.4         820.0       (127.6)
                                            -------       -------     --------

Operating Income                            $   3.4       $   8.5     $   (5.1)
                                            =======       =======     ========

Gas Sales (Trillion Btus)                     361.4         337.5         23.9
                                            =======       =======     ========

Downstream operating income decreased from $8.5 million in the first quarter of 1998 to $3.4 million in the corresponding period of 1999, a decline of $5.1 million (60.0%). Downstream results were negatively impacted by (i) 1998 earnings contributions that included (a) approximately $3.4 million in margins from sales of storage gas, (b) approximately $2.1 million related to the favorable resolution of certain "above market" gas purchase contracts and (c) approximately $1.2 million of operating income from the Company's

       17                                                            Form 10-Q

Kansas gas distribution properties, which were sold on March 31, 1998, (ii) a reduction of approximately $2.2 million in 1999 commodity marketing gas sales margins, largely due to weather-related reductions in per-unit margins and (iii) weather-related reductions in 1999 sales volumes for retail natural gas distribution. These negative factors were partially offset by
(i) approximately $2.4 million of 1999 operating income from Thermo, which was acquired in the third quarter of 1998 (see Note 3(C) to the accompanying consolidated financial statements) and
(ii) reduced 1999 operating expenses.

                                          Three Months Ended March 31
                                    ---------------------------------------
                                                 (In Millions)
                                                                  Earnings
                                                                  Increase
Other Income and (Deductions)          1999           1998       (Decrease)
                                       ----           ----       -----------
Interest Expense, Net               $ (70.5)        $ (50.3)      $ (20.2)
Minority Interests                     (5.3)           (2.4)         (2.9)
Other, Net                              2.6            10.7          (8.1)
                                    -------         -------       -------
                                    $ (73.2)        $ (42.0)      $ (31.2)
                                    =======         =======       =======

The increase of $20.2 million in "Interest Expense, Net" from 1998 to 1999 was principally due to incremental debt associated with the MidCon acquisition (see Note 6 to the accompanying consolidated financial statements). The increase in net expense associated with "Minority Interests" in 1999, relative to 1998, was principally due to the dividend requirements associated with the $175 million of Capital Trust Securities issued in April 1998 (see Note 6 to the accompanying consolidated financial statements). The decrease in "Other, Net" from 1998 to 1999 was principally due to the fact that 1998 results included an $8.5 million gain from the sale of the Company's Kansas natural gas distribution properties (see Note 3(B) to the accompanying consolidated financial statements).

                                          Three Months Ended March 31
                                    ---------------------------------------
                                             (Dollars In Millions)
                                                                   Increase
Income Taxes                            1999           1998       (Decrease)
                                       -----          -----       ----------
   Provision                          $  4.6           $ 13.2        $ (8.6)
                                      ======           ======        ======
   Effective Tax Rate                   39.0%            37.1%          1.9%
                                      ======           ======        ======

The $8.6 million net decrease in income tax expense from 1998 to 1999 reflected a decrease of approximately $8.9 million attributable to a decrease in 1999 pre-tax income and an increase of approximately $0.3 million attributable to an increase in the 1999 effective tax rate. This increased 1999 effective tax rate was principally due to an increase in 1999 effective state tax provisions attributable to the addition of the results of operations of MidCon.

       18                                                            Form 10-Q

Liquidity and Capital Resources

The following table illustrates the sources of the Company's invested capital. The balances at December 31, 1998, reflect the incremental capital associated with the acquisition of MidCon, including the post-acquisition refinancings completed in 1998 (see Notes 3(A) and 6 to the accompanying consolidated financial statements).

                                       March 31                          December 31
                              --------------------------   ---------------------------------------
                                                     (Dollars in Thousands)
                                  1999         1998            1998          1997          1996
Long-Term Debt                $3,300,017   $ 2,894,864     $ 3,300,025     $   553,816   $   423,676
Common Equity                  1,235,305     1,249,018       1,216,821         606,132       519,794
Preferred Stock                    7,000         7,000           7,000           7,000         7,000
Capital Trust Securities         275,000       100,000         275,000         100,000             -
                              ----------   -----------     -----------     -----------   -----------
  Capitalization               4,817,322     4,250,882       4,798,846       1,266,948       950,470
Short-Term Debt                  629,403     1,798,901 (1)   1,702,013 (1)     359,951       156,271
                              ----------   -----------     -----------     -----------   -----------
  Invested Capital            $5,446,725   $ 6,049,783     $ 6,500,859     $ 1,626,899   $ 1,106,741
                              ==========   ===========     ===========     ===========   ===========

Capitalization:
  Long-Term Debt                   68.5%         68.1%           68.8%           43.7%         44.6%
  Common Equity                    25.6%         29.4%           25.4%           47.8%         54.7%
  Preferred Stock                   0.2%          0.2%            0.1%            0.6%          0.7%
  Capital Trust Securities          5.7%          2.3%            5.7%            7.9%            -

Invested Capital:
  Total Debt                       72.1%         77.6%           76.9%           56.2%         52.4%
  Equity, Including Capital
   Trust Securities                27.9%         22.4%           23.1%           43.8%         47.6%

(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon, which was repaid in January 1999.

The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash
Flows and related supplemental disclosures.

Net Cash Flows From Operating Activities

"Net Cash Flows From Operating Activities" decreased from $91.0 million in the first quarter of 1998 to $38.2 million in the corresponding period of 1999, a decrease of $52.8 million or 58.0 percent. This decrease was principally attributable to the net impact of (i) a decrease in 1999 earnings before non-cash charges and credits, (ii) the fact that 1998 results included $27.5 million of proceeds from the buyout of certain contractual gas purchase obligations, (iii) an increase in cash used in 1999 to make interest payments, reflecting the increased average debt balance outstanding and (iv) increased 1999 cash from changes in gas in underground storage.

Net Cash Flows From Investing Activities

The net cash inflow from investing activities in the first quarter of 1999 consisted principally of (i) $1.1 billion of proceeds from the sale of U.S. government securities, which proceeds were used, together with additional short-term borrowings, to repay the Substitute Note (see "Net Cash Flows From Financing Activities" following) and (ii) $49.0 million of capital expenditures and acquisitions. The net cash outflow from investing activities in the first quarter of 1998 consisted principally of (i) $2.1 billion in cash paid to Occidental for the purchase of MidCon, (ii) the purchase of $0.9 billion of U.S. government securities as collateral for the Substitute Note, also in conjunction with the acquisition of MidCon and (iii) capital expenditures and other acquisitions of $90.3 million.

       19                                                            Form 10-Q

Net Cash Flows From Financing Activities

"Net Cash Flows From Financing Activities" was a net inflow of $3.0 billion in the first quarter of 1998 and a net outflow of $1.1 billion in the first quarter of 1999. The net cash outflow in 1999 was principally attributable to the January 4, 1999 repayment of the Substitute Note (see Notes 3(A) and 6 to the accompanying consolidated financial statements). The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities which had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings. In addition, first quarter 1999 cash flows include the payment of $14.0 million of common and preferred dividends.

The net cash inflow of $3.0 billion in the first quarter of 1998 was principally the result of financing activities in conjunction with the purchase of MidCon (see Notes 3(A) and 6 to the accompanying consolidated financial statements). In March 1998, K N issued 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of common stock in an underwritten public offering, receiving net proceeds of approximately $624.6 million. Also in March 1998, K N issued $2.35 billion principal amount of debt securities of varying maturities and interest rates in an underwritten public offering, receiving net proceeds of approximately $2.34 billion. The net proceeds from these two offerings were used to refinance borrowings under the MidCon acquisition financing arrangements and to purchase U.S. government securities to collateralize a portion of the Substitute Note. In addition, 1998 results include the payment of $12.6 million of common and preferred dividends and $13.3 million of minority interest contributions.

The Company's principal sources of short-term liquidity are its $1 billion revolving bank facilities. At March 31, 1999, the Company had $622.2 million of commercial paper issued and outstanding (which is backed by the bank facilities). As described in the Company's 1998 report on Form 10-K, the Company's bank facilities and certain of its operating lease arrangements contain covenants related to the Company's ratio of debt to total capitalization, consolidated net worth and debt ratings.

Regulation

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI"), a wholly owned subsidiary of K N Energy, Inc., filed a general rate case with the Federal Energy Regulatory Commission
("FERC") requesting a $30.2 million increase in annual revenues. As a result of the FERC action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund have been recorded based on its expectation of ultimate resolution. By a subsequent order, the FERC required KNI to remove costs associated with the Pony Express project and to refund the associated dollars. The refund of approximately $11 million will be made during the third quarter of 1999. KNI has filed for rehearing of the FERC's order. A hearing on its proposed rates is currently anticipated to commence in December, 1999.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of K N Energy, Inc., received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). The Commission has concluded that there is reason to believe that RMNG's rates may be excessive and may require further investigation. RMNG has entered into a Stipulation and Agreement with the Staff of the Commission and the Office of Consumer Counsel providing for an annual revenue reduction of approximately $0.9 million. The Stipulation and Agreement is awaiting Commission approval.

       20                                                            Form 10-Q

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

       21                                                            Form 10-Q

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

Each of the Company's operating units is in various stages of implementing the Plan to address the Year 2000 problem. These efforts include:

     an assessment of potential problems;
     an inventory of systems and areas which may need to be
       corrected;
     remediation and implementation, with priority given to mission critical items;
     the testing of such systems and devices; and developing contingency plans in case the Company cannot correct the problem in time, or in the event certain facets of the Year 2000 problem go undetected or do not manifest themselves until after January 1, 2000.

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

       22                                                            Form 10-Q

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

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 1998, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 25 of the Company's 1998 Annual Report on Form 10-K.

       23                                                            Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1996, the Company and RMNG, along with over 70 other natural gas companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The Company and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion was granted in 1997, but the court gave Mr. Grynberg leave to refile this action in a court with proper jurisdiction. Mr. Grynberg appealed the dismissal of the action based on improper joinder, and the D.C. Court of Appeals affirmed the joinder decision in October 1998. Mr. Grynberg has filed a new case, modified somewhat from his original action, in Federal District Court, District of Colorado. The Department of Justice decided to not intervene in these cases in support of Grynberg's complaint. The Company has not yet been served in this action. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's business, financial position or results of operations.

On April 16, 1999, Consumer Services Association, Inc. and Midwest United Energy, L.L.C. filed suit in the U.S. District Court for the District of Colorado, claiming that the Company has violated Section 1 and Section 2 of the Sherman Act federal antitrust laws. These allegations assert various claims regarding the operation of the Company's "Choice" programs in Nebraska. Service of process has only recently occurred and no further activity has taken place in the lawsuit. The Company's potential liability and the amount of such damages, if any, are subject to dispute; however, the Company believes it has a meritorious position in this matter and does not expect this lawsuit to have a material adverse effect on the Company's business, financial position or results of operations.

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

Item 6.  Exhibits

(A) Exhibits

          3 - By-Laws of the Company, as amended on March 9, 1999
          27- Financial Data Schedule

(B) Reports on Form 8-K

Current Report on Form 8-K dated February 23, 1999, to report the entering into an Agreement and Plan of Merger with Sempra Energy, whereby K N will be merged with and into Cardinal Acquisition
Corp., a wholly owned subsidiary of Sempra Energy.


       24                                                            Form 10-Q

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        K N ENERGY, INC.
                                        (Registrant)


May 17, 1999                  /s/ Clyde E. McKenzie
                              -------------------------
                              Clyde E. McKenzie
                              Vice President and Chief Financial Officer
                              (On Behalf of the Registrant and as
                              Principal Financial and Accounting Officer)