Form 10-Q
period 1999-06-30
K N ENERGY INC
filed 1999-08-13
CIK 54502

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                              -----------------------------------
                                        OR
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


-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                            ------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $5 par value; authorized 150,000,000 shares;
-----------------------------------------------------------------
outstanding 70,825,393 shares as of July 31, 1999.
--------------------------------------------------

       2                                                   Form 10-Q

                K N ENERGY, INC. AND SUBSIDIARIES
                            FORM 10-Q
                   QUARTER ENDED JUNE 30, 1999
                            Contents

PART I.FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)                     Page Number

           Consolidated Balance Sheets                              3 & 4
           Consolidated Statements of Income                            5
           Consolidated Statements of Cash Flows                        6
           Notes to Consolidated Financial Statements              7 - 15

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    16 - 26

 Item 3. Quantitative and Qualitative Disclosures About Market
         Risk                                                          27

PART II    OTHER INFORMATION

 Item 1. Legal Proceedings                                             28
 Item 4. Submission of Matters to a Vote of Security Holders           28
 Item 5. Other Information                                        28 - 29
 Item 6. Exhibits and Reports on Form 8-K                              29

SIGNATURE                                                              30

       3                                                   Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)

                                                                         June 30           December 31
                                                                          1999                 1998
                                                                      -------------       -------------


ASSETS:
Current Assets:
Cash and Cash Equivalents                                             $   39,489          $   21,955
Restricted Deposits                                                        5,503               9,096
U.S. Government Securities                                                     -           1,092,415
Accounts Receivable                                                      686,336             693,044
Inventories                                                              121,986             144,831
Gas Imbalances                                                            80,683              85,349
Other                                                                     46,981              46,812
                                                                      ----------          ----------
                                                                         980,978           2,093,502
                                                                      ----------          ----------

Investments                                                              260,980             252,543
                                                                      ----------          ----------

Property, Plant and Equipment                                          7,676,064           7,767,332
Less Accumulated Depreciation and Amortization                           758,482             744,156
                                                                      ----------          ----------
                                                                       6,917,582           7,023,176
                                                                      ----------          ----------

Deferred Charges and Other Assets                                        253,017             242,991
                                                                      ----------          ----------
Total Assets                                                          $8,412,557          $9,612,212
                                                                      ==========          ==========

The accompanying notes are an integral part of these statements.

       4                                                   Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
K N Energy, Inc. and Subsidiaries
(Dollars in Thousands)


                                                                         June 30           December 31
                                                                          1999                 1998
                                                                      -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-Term Debt                                  $    7,167          $   10,167
Notes Payable                                                            623,450             297,000
Substitute Note                                                                -           1,394,846
Accounts Payable                                                         495,521             489,414
Accrued Taxes                                                             30,939              18,914
Gas Imbalances                                                            59,867              74,857
Payable for Purchase of Thermo Companies                                  43,213              86,799
Other                                                                    219,220             247,465
                                                                      ----------          ----------
                                                                       1,479,377           2,619,462
                                                                      ----------          ----------
Other Liabilities and Deferred Credits:
Deferred Income Taxes                                                  1,702,183           1,699,072
Other                                                                    346,795             431,565
                                                                      ----------          ----------
                                                                       2,048,978           2,130,637
                                                                      ----------          ----------

Long-Term Debt                                                         3,299,541           3,300,025
                                                                      ----------          ----------

K N-Obligated Mandatorily Redeemable Preferred Capital Trust
 Securities of Subsidiary Trusts Holding Solely Debentures of K N        275,000             275,000
                                                                      ----------          ----------

Minority Interests in Equity of Subsidiaries                              64,531              63,267
                                                                      ----------          ----------

Stockholders' Equity:
Preferred Stock, Class A, 0 and 70,000 Shares Outstanding                      -               7,000
                                                                      ----------          ----------
Common Stock-
  Authorized - 150,000,000 Shares, Par Value $5 Per Share
  Outstanding - 70,819,129 and 68,597,308 Shares, Respectively,
    After Deducting 76,786 and 48,598 Shares Held in Treasury            354,480             343,230
Additional Paid-in Capital                                               729,841             694,223
Retained Earnings                                                        170,352             193,925
Other                                                                     (9,543)            (14,557)
                                                                      ----------          ----------
Total Common Stockholders' Equity                                      1,245,130           1,216,821
                                                                      ----------          ----------
Total Stockholders' Equity                                             1,245,130           1,223,821
                                                                      ----------          ----------
Total Liabilities and Stockholders' Equity                            $8,412,557          $9,612,212
                                                                      ==========          ==========


The accompanying notes are an integral part of these statements.

       5                                                   Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
K N Energy, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30                           June 30
                                                               ------------------------------   ---------------------------
                                                                   1999             1998             1999             1998
                                                                   ----             ----             ----             ----

Operating Revenues:
Upstream Gathering and Processing                              $  166,101       $  151,311      $  297,696       $  290,410
Midstream Sales, Transportation and Storage                       374,952          379,293         732,378          665,191
Downstream Retail and Marketing                                   902,156          624,638       1,597,994        1,453,177
Intersegment Eliminations                                        (257,518)        (115,523)       (388,408)        (202,537)
                                                               ----------       ----------      ----------       ----------
Total Operating Revenues                                        1,185,691        1,039,719       2,239,660        2,206,241
                                                               ----------       ----------      ----------       ----------

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales                            964,927          786,094       1,762,760        1,725,629
Operations and Maintenance                                        103,307           99,607         203,988          190,487
Depreciation and Amortization                                      53,483           47,379         107,003           89,199
Taxes, Other Than Income Taxes                                     13,480           13,139          27,663           25,287
Merger-Related Costs, Net of Reimbursement                         (2,916)           1,410               -            5,763
                                                               ----------       ----------      ----------       ----------
Total Operating Costs and Expenses                              1,132,281          947,629       2,101,414        2,036,365
                                                               ----------       ----------      ----------       ----------

Operating Income                                                   53,410           92,090         138,246          169,876
                                                               ----------       ----------      ----------       ----------

Other Income and (Deductions):
Interest Expense, Net                                             (70,321)         (63,491)       (140,771)        (113,833)
Minority Interests                                                 (5,886)          (4,615)        (11,153)          (6,996)
Other, Net                                                         18,849            2,478          21,405           13,172
                                                               ----------       ----------      ----------       ----------
Total Other Income and (Deductions)                               (57,358)         (65,628)       (130,519)        (107,657)
                                                               ----------       ----------      ----------       ----------

Income (Loss) Before Income Taxes                                  (3,948)          26,462           7,727           62,219
Income Taxes (Benefit)                                             (1,540)           9,772           3,013           23,021
                                                               ----------       ----------      ----------       ----------

Net Income (Loss)                                                  (2,408)          16,690           4,714           39,198
Less - Preferred Stock Dividends                                       41               87             129              175
Less - Premium Paid on Preferred Stock Redemption                     350                -             350                -
                                                               ----------       ----------      ----------       ----------

Earnings (Loss) Available For Common Stock                     $   (2,799)      $   16,603      $    4,235       $   39,023
                                                               ==========       ==========      ==========       ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share                                  70,689           67,170          70,087           60,015
                                                               ==========       ==========      ==========       ==========

Basic Earnings (Loss) Per Common Share                         $    (0.04)      $     0.25      $     0.06       $     0.65
                                                               ==========       ==========      ==========       ==========

Number of Shares Used in Computing
  Diluted Earnings Per Common Share                                70,689           67,986          70,169           60,818
                                                               ==========       ==========      ==========       ==========

Diluted Earnings (Loss) Per Common Share                       $    (0.04)      $     0.24      $     0.06       $     0.64
                                                               ==========       ==========      ==========       ==========

Dividends Per Common Share                                     $     0.20       $     0.19      $     0.40       $     0.37
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


       6                                                   Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
K N Energy, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

                                                                               Six Months Ended
                                                                                   June 30
                                                                      ----------------------------------

                                                                          1999                 1998
                                                                          ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $    4,714          $   39,198
Adjustments to Reconcile Net Income to Net Cash Flows from
  Operating Activities:
Depreciation and Amortization, Excluding Amortization
   of Gas Plant Acquisition Adjustment                                    52,556              44,839
Deferred Income Taxes                                                      1,007               8,714
Deferred Purchased Gas Costs                                               7,278              14,777
Net Gains on Sales of Facilities                                         (18,077)             (8,440)
Proceeds from Buyout of Contractual Gas Purchase Obligations                   -              27,500
Change in Gas in Underground Storage                                      28,419             (46,938)
Changes in Other Working Capital Items (Note 5)                           (1,606)             35,268
Changes in Deferred Revenues                                              (6,383)             (3,497)
Other, Net                                                                (1,033)             14,284
                                                                      ----------          ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                  66,875             125,705
                                                                      ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                     (60,718)           (189,256)
Cash Paid for Acquisition of MidCon, Net of Cash Acquired                      -          (2,177,591)
Other Acquisitions                                                       (38,440)            (13,218)
Investments                                                                1,674               1,293
Sale of U.S. Government Securities                                     1,092,415                   -
Purchase of U.S. Government Securities                                         -          (1,061,203)
Proceeds from Sales of Assets                                             57,086              28,985
                                                                      ----------          ----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES              1,052,017          (3,410,990)
                                                                      ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                                  (1,068,396)            196,000
Long-Term Debt - Issued                                                        -           2,350,000
Long-Term Debt - Retired                                                  (3,950)            (21,876)
Common Stock Issued in Public Offering                                         -             650,000
Other Common Stock Issued                                                  6,329              11,956
Mandatorily Redeemable Trust Securities Issued                                 -             175,000
Preferred Stock Redeemed                                                  (7,350)                  -
Treasury Stock, Issued                                                        39                 632
Treasury Stock , Acquired                                                    (56)               (499)
Cash Dividends, Common                                                   (28,158)            (25,044)
Cash Dividends, Preferred                                                   (129)               (175)
Minority Interests, Net                                                    1,410              16,844
PEPS Contract Fees                                                        (1,097)                  -
Securities Issuance Costs                                                      -             (52,142)
                                                                      ----------          ----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES             (1,101,358)          3,300,696
                                                                      ==========          ==========

Net Increase in Cash and Cash Equivalents                                 17,534              15,411
Cash and Cash Equivalents at Beginning of Period                          21,955              22,471
                                                                      ----------          ----------
Cash and Cash Equivalents at End of Period                            $   39,489          $   37,882
                                                                      ==========          ==========


For supplemental cash flow information, see Note 5.
The accompanying notes are an integral part of these statements.

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

2.   Business Combinations
     ---------------------

On February 22, 1999, Sempra Energy ("Sempra") and the Company announced that their respective boards of directors had unanimously approved a definitive agreement under which Sempra and K N would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. On June 21, 1999, Sempra and K N announced that they had mutually agreed to terminate their merger agreement. Sempra reimbursed K N $5.95 million for expenses incurred in connection with the proposed merger.

On July 8, 1999, K N announced an Agreement and Plan of Merger to
combine with Kinder Morgan, Inc.   Kinder Morgan, Inc. is the
sole stockholder of the general partner of Kinder Morgan Energy Partners, L. P. ("KMEP"). KMEP is the nation's largest pipeline master limited partnership. It owns and operates one of the largest product pipeline systems in the United States, serving customers in sixteen states with more than 5,000 miles of pipeline and over twenty associated terminals. KMEP also operates 24 bulk terminal facilities which transload over 40 million tons of coal, petroleum coke and other products annually. In addition, KMEP owns 51 percent of Plantation Pipe Line Company and 20 percent of Shell CO2 Company, Ltd.

In the combination, K N Energy would issue approximately 41.5 million shares of K N common stock in return for all of the outstanding shares of Kinder Morgan, Inc. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan, Inc., will be named Chairman and Chief Executive Officer of the combined entity, which will be known as Kinder Morgan, Inc. The transaction is expected to close early in the fourth quarter of 1999.

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

The Acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The allocation of purchase price resulted in the recognition of a gas plant acquisition adjustment of approximately $3.9 billion, principally representing the excess of the assigned fair market value of

       8                                                   Form 10-Q

the assets of Natural Gas Pipeline Company of America ("NGPL"), a wholly owned subsidiary of MidCon, over the historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 36 years, approximately the estimated remaining useful life of NGPL's interstate pipeline system. For the quarters ended June 30, 1999 and 1998, $27.2 million and $24.6 million of such amortization, respectively, was charged to expense. For the six months ended June 30, 1999 and 1998, $54.4 million and $44.4 million, respectively, was charged to expense. The assets, liabilities and results of operations of MidCon are included with those of the Company beginning with the January 30, 1998 acquisition date. For the six months ended June 30, 1998, operating revenues, net income, diluted earnings per common share and number of shares used in computing diluted earnings per share, on a pro forma basis to reflect the acquisition of MidCon, were $2,475.5 million, $43.2 million, $0.71 and 60.818 million, respectively.

During the third quarter of 1998, K N completed its acquisition of interests in four independent power plants in Colorado from the Denver-based Thermo Companies ("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Ft. Lupton, Colorado (272 megawatts) and Greeley, Colorado (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term agreements. Payments for these interests are being made over a two-year period, with the initial payment of 689,810 shares (1,034,715 shares adjusted for the December 1998 three-for-two stock split) of K N common stock having been made on October 21, 1998. Additional payments were made on January 4, 1999, consisting of 833,623 shares of K N common stock and $15 million in cash, and on April 20, 1999, consisting of 1,232,286 shares of K N common stock and $20 million in cash. The remaining payment in 2000 is expected to be made in a combination of cash and common stock as agreed to by K N and Thermo, with the default mix being 50 percent stock and 50 percent cash. This transaction was accounted for as a purchase.

3.   Investments and Sales
     ---------------------

In March 1998, K N sold its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. K N received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.2 million after tax or $0.08 per diluted share). Concurrently with the sale, K N received $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount will be amortized as an offset to gas purchases over a period of years as the associated volumes are sold.

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

In August 1999, Thunder Creek Gas Services, LLC, a joint venture of K N and Devon Energy Corporation, substantially completed construction of a 126-mile-long-trunkline natural gas gathering system extending from Glenrock, Wyoming to approximately 12 miles north of Gillette, Wyoming. The trunkline will have an initial capacity of 450 million cubic feet of natural gas per day. The gathering system is located in the Powder River


       9                                                   Form 10-Q

Basin of northeast Wyoming and is expected to be operational by fall 1999, after installation of a carbon dioxide removal plant.
The expected total cost of the system is approximately $100 million.

In May 1999, the Company announced plans to build the Horizon Pipeline, a 129-mile-long natural gas pipeline from Joliet, Illinois, to Hales Corners, Wisconsin. Construction is expected to be completed by the fall of 2001. The estimated cost of the project is $150 million to $250 million, depending on shipper response and design capacity, expected to be from 630 million cubic feet up to 1.2 billion cubic feet per day. The Company plans to jointly own the pipeline with one or more other partners. An open season closed in June 1999 with service requests from shippers of more than 800 MMcf of natural gas per day, including 300 MMcf per day from Nicor Gas. The project is expected to be funded through a combination of non-recourse debt securities and equity contributions.

On June 30, 1999, the Company sold its interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. The Company received approximately $51 million in cash in conjunction with the sale and recorded a pre-tax gain of $17.5 million (approximately $10.7 million after tax or $0.15 per diluted share).

4.   Non-Strategic Asset Divestiture Plans
     -------------------------------------

On August 3, 1999, the Company announced its intention to divest itself of certain non-strategic assets. Initial assets identified for divestiture are: certain international assets, MidCon Texas Pipeline, Wattenberg Gathering and Processing, en*able and Orcom, K N Field Services and Compressor Pump & Engine, and certain West Texas transmission assets. The Company is developing a plan for disposal of these, and potentially other, non-strategic assets. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), requires that all long-lived assets and certain identifiable intangibles to be disposed of, for which management has committed to a disposal plan meeting certain criteria, be reported at the lower of carrying amount or fair value less cost to sell. Therefore, the Company may be required to write-down the carrying value of certain of these assets if and when these criteria have been met. In addition, SFAS 121 requires that assets to be disposed of not be depreciated during the period prior to disposition.


       10                                                  Form 10-Q

5.   Supplemental Cash Flow Information
     ----------------------------------

Changes in Other Working Capital Items Summary and Supplemental
Disclosures of Cash Flow Information are as follows:

                                                                               Six Months Ended
                                                                                   June 30
                                                                      ----------------------------------

                                                                          1999                 1998
                                                                          ----                 ----

CHANGES IN OTHER WORKING CAPITAL ITEMS                                           In Thousands
  (Net of Effects of Acquisitions and Sales)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable                                                   $    4,777          $  253,676
Materials and Supplies Inventory                                           5,655             (18,776)
Other Current Assets                                                       8,089             (19,213)
Accounts Payable                                                           6,107            (255,480)
Other Current Liabilities                                                (26,234)             75,061
                                                                      ----------          ----------
                                                                      $   (1,606)         $   35,268
                                                                      ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Period for:
 Interest, Net of Amount Capitalized                                  $  151,641          $   64,238
                                                                      ==========          ==========
 Distributions on Preferred Capital Trust Securities                  $   10,956          $    4,280
                                                                      ==========          ==========
 Income Taxes                                                         $    2,052          $   22,496
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

In the third quarter of 1998, K N purchased interests in four independent power plants in Colorado from the Thermo Companies. Payments for this purchase were made in October 1998 with K N common stock and in January and April 1999 with a combination of cash and K N common stock. The remaining payment is expected to be made with a combination of cash and K N common stock. A portion of K N's January 1998 acquisition of MidCon was made through the assumption of a note. For additional information on these transactions, see Note 2.

6.   Business Segments
     -----------------

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


       11                                                  Form 10-Q

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

                                                                 Three Months Ended June 30, 1999
                                             -------------------------------------------------------------------------
                                               Upstream       Midstream     Downstream        Other      Consolidated
                                               --------       ---------     ----------        -----      ------------
                                                                       (In Millions)
Revenues from External Customers             $  144.2       $  324.4       $  717.1                      $1,185.7
Intersegment Revenues                        $   21.9       $   50.6       $  185.0                         257.5

Operating Income (Loss)                      $    1.6       $   65.6       $  (16.7)      $    2.9 (1)   $   53.4
Other Income and (Deductions)                                                                               (57.3)
                                                                                                         --------
Loss Before Income Taxes                                                                                 $   (3.9)
                                                                                                         ========

Total Assets at June 30, 1999                $  729.7       $6,497.1       $1,140.8       $   45.0 (3)   $8,412.6

                                                                 Three Months Ended June 30, 1998
                                             -------------------------------------------------------------------------
                                               Upstream       Midstream     Downstream        Other      Consolidated
                                               --------       ---------     ----------        -----      ------------
                                                                       (In Millions)
Revenues from External Customers             $  124.4       $  311.3       $  604.0                      $1,039.7
Intersegment Revenues                        $   26.9       $   68.0       $   20.6                         115.5

Operating Income (Loss)                      $   (4.0)      $   91.9       $    5.6        $  (1.4) (2)  $   92.1
Other Income and (Deductions)                                                                               (65.6)
                                                                                                         --------
Income Before Income Taxes                                                                               $   26.5
                                                                                                         ========

                                                                  Six Months Ended June 30, 1999
                                             -------------------------------------------------------------------------
                                               Upstream       Midstream     Downstream        Other      Consolidated
                                               --------       ---------     ----------        -----      ------------
                                                                       (In Millions)
Revenues from External Customers             $  245.8       $  623.1       $1,370.8                      $2,239.7
Intersegment Revenues                        $   51.9       $  109.3       $  227.2                         388.4

Operating Income (Loss)                      $   (1.8)      $  153.3       $  (13.3)                     $  138.2
Other Income and (Deductions)                                                                              (130.5)
                                                                                                         --------
Income Before Income Taxes                                                                               $    7.7
                                                                                                         ========

                                                                  Six Months Ended June 30, 1998
                                             -------------------------------------------------------------------------
                                               Upstream       Midstream     Downstream        Other      Consolidated
                                               --------       ---------     ----------        -----      ------------
                                                                       (In Millions)
Revenues from External Customers             $  245.0       $  523.9       $1,437.3                      $2,206.2
Intersegment Revenues                        $   45.4       $  141.3       $   15.9                         202.6

Operating Income (Loss)                      $   (8.1)      $  169.7       $   14.1       $   (5.8) (2)  $  169.9
Other Income and (Deductions)                                                                              (107.7)
                                                                                                         --------
Income Before Income Taxes                                                                               $   62.2
                                                                                                         ========

(1) Represents reimbursement of costs related to the terminated merger with Sempra (see Note 2).
(2) Represents costs related to the MidCon Acquisition (see Note 2).
(3) Corporate assets represent cash and restricted deposits.


       12                                                  Form 10-Q

7.   Financing
     ---------

The total amount of funds required by the Company to complete the acquisition of MidCon, pay related fees and expenses and to repay borrowings under the Company's existing credit facility was approximately $2.5 billion, financed through borrowings under credit agreements dated January 30, 1998 (the "Bank Facility") among K N, Morgan Guaranty Trust Company of New York and a syndicate of other lenders. A working capital facility replaced the revolving credit agreement previously in place (the "Pre-Acquisition Facility"). An acquisition facility was also part of the overall Bank Facility structure. See Note 7(A) of Notes to Consolidated Financial Statements on pages 42-43 of the Company's 1998 Annual Report on Form 10-K for additional information regarding the Bank Facility and the Pre-Acquisition Facility. In addition to the working capital and acquisition components of the Bank Facility described preceding, the Company assumed a short-term note for $1.4 billion due January 1999 (the "Substitute Note") which, pursuant to the MidCon Agreement, was initially collateralized by letters of credit issued under a commitment for that purpose within the Bank Facility. The acquisition facility was repaid in its entirety and canceled on March 10, 1998. The Substitute Note was repaid on January 4, 1999. On January 5, 1999, K N canceled the remaining letters of credit used to collateralize the Substitute Note.

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

In November 1998, the Company completed an underwritten public offering of $400 million of three-year senior notes (the "Senior Notes") bearing an interest rate of 6.45 percent. The net proceeds of approximately $397.4 million were used to retire a portion of K N's then-outstanding short-term borrowings. Concurrently with the Senior Notes offering, the Company sold $460 million principal amount of premium equity participating security units ("PEPS") in an underwritten public offering. The PEPS essentially are contracts (i) requiring the holders to purchase K N common stock at the end of a three-year period coinciding with the maturity of the Senior Notes and (ii) providing for payment of a contract fee of 2.375 percent to the PEPS holders by the Company during the three-year period. The net cash proceeds from the sale of the PEPS, together with additional funds provided by the Company, were used to purchase U.S. treasury securities on behalf of the PEPS owners. For a description of the accounting for these securities, see Note 7(B) to the consolidated financial statements of K N's 1998 Annual Report on Form 10-K.

8.   Preferred Stock
     ---------------

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

       13                                                  Form 10-Q

upon deposit of funds to pay the redemption price, all rights of the preferred stockholders cease and terminate except the right to receive the redemption price upon surrender of their stock certificates.

9.   Common Stock Split and Dividend Action
     --------------------------------------

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

10.  Regulatory Matters
     -------------------

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI"), a wholly owned subsidiary of K N Energy, Inc., filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues. As a result of the FERC action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund have been recorded based on its expectation of ultimate resolution. By a subsequent order, the FERC required KNI to remove costs associated with the Pony Express project and to refund the associated dollars. The interim refund, associated with the ordered removal of the Pony Express facilities' costs from KNI's rates, amounts to approximately $13 million, and will be made during September 1999. KNI has filed for rehearing of the FERC's orders that addressed Pony Express. KNI's rate case is currently scheduled to go to hearing in March 2000.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of K N Energy, Inc., received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). RMNG has reached settlement on the issue, and a Stipulation and Agreement memorializing the settlement with the Staff of the Commission and the Office of Consumer Counsel has been filed and approved. As part of this settlement, RMNG agreed to reduce its sales and transportation rates effective June 1, 1999. The settled rate reduction is anticipated to reduce RMNG's annual revenues by approximately $0.9 million per year.

11.  Comprehensive Income
     --------------------

Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income", effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. Currently, the only difference between "net income" and "comprehensive income" for K N is the unrealized gain or loss on its investment in available-for-sale securities which is recorded directly to stockholders' equity. For the quarters ended June 30, 1999 and 1998, the respective unrealized after-tax investment gain (loss) was $1.9 million and $(2.1) million, resulting in comprehensive income of $(0.5) million and $14.6 million, respectively. For the six month periods ended
June 30, 1999 and 1998, the unrealized after-tax investment gain
(loss) was $3.0 million and $(0.3) million, resulting in comprehensive income of $7.7 million and $38.9 million, respectively.


       14                                                 Form 10-Q

12.  Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet these criteria, the Statement allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

The Statement, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). The Statement cannot be applied retroactively. The Statement must be applied to (i) derivative instruments and (ii) all applicable derivative instruments embedded in hybrid contracts or at the company's election, only those derivatives embedded in hybrid contracts that were issued, acquired, or substantively modified after either January 1, 1998 or January 1, 1999. K N has not yet quantified the impacts of adopting the Statement on its financial position or results of operations and has not determined the timing of or method of adoption of the Statement.

13.  Interest Expense, Net
     ---------------------

"Interest Expense, Net" as presented in the accompanying interim
Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction
("AFUDC - Interest") and (ii) interest income related to government securities associated with the acquisition of MidCon
("Interest Income"), as shown in the following table.

                         Three Months Ended    Six Months Ended
                              June 30               June 30
                         ------------------    ------------------
                                      (In Millions)

                           1999      1998       1999       1998
                           ----      ----       ----       ----
   AFUDC - Interest        $ 0.1     $ 1.3      $ 0.4      $ 1.7
   Interest Income         $   -     $13.3      $ 0.5      $15.8

As discussed in Note 2, in conjunction with the January 30, 1998, acquisition of MidCon Corp., the Company was required by the MidCon Agreement to assume the Substitute Note for $1.4 billion and to collateralize the Substitute Note with bank letters of credit, a portfolio of U.S. government securities or a combination of the two. As a result, the Company had interest income associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described preceding.

14.  Equity in Earnings of Equity Method Investments
     -----------------------------------------------

Equity in earnings (losses) of investments accounted for under the equity method totaling $(0.3) million and $4.8 million for the three months ended June 30, 1999 and 1998, and $5.0 million and $8.1 million for the six months ended June 30, 1999 and 1998, respectively, are included in operating revenues (within the appropriate business segment) in the accompanying interim Consolidated Statements of Income.

       15                                                  Form 10-Q

15.  Accounts Receivable
     -------------------

The caption "Accounts Receivable" in the accompanying interim
Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $11.8 million at June 30, 1999, and $10.8 million at December 31, 1998.


       16                                                  Form 10-Q

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
-------

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in K N's 1998 Report on Form 10-K. Due to the seasonal variation in energy demand, among other factors, the interim results which follow may not be indicative of the results to be expected for an entire year. As discussed in Notes 2 and 3 to the accompanying interim Consolidated Financial Statements, the Company has engaged in acquisition and divestiture transactions which may affect the comparison of results of operations between periods.
All per share amounts following reflect the impact of the December 31, 1998, three-for-two common stock split.

Certain information contained herin may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Although the Company believes that these statements are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein include, among other factors, the pace of deregulation of retail natural gas and electricity markets in the United States, federal, state and international regulatory developments, the timing and extent of changes in commodity prices for oil, natural gas, NGLs, electricity, certain agricultural products and interest rates, the extent of success in acquiring natural gas facilities, the timing and success of efforts to develop power, pipeline and other projects, political developments in foreign countries, weather-related factors, the Company's success in implenting the Year 2000 Plan, the effectiveness of the Year 2000 Plan and the Year 2000 readiness of external entities and conditions of capital markets and equity markets during the periods covered by the forward-looking statements. All of these factors are difficult to predict and many are beyond the Company's control.

On February 22, 1999, Sempra Energy ("Sempra") and the Company announced that their respective boards of directors had approved a definitive agreement under which Sempra and the Company would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. On June 21, 1999, Sempra and K N announced that they had mutually agreed to terminate their merger agreement (see
Note 2 to the accompanying interim Consolidated Financial Statements).

On July 8, 1999, the Company announced that they had signed an Agreement and Plan of Merger to combine with Kinder Morgan, Inc.
In the combination, the Company would issue approximately 41.5 million shares of K N common stock in return for all of the outstanding shares of Kinder Morgan, Inc. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan, Inc., will be named Chairman and Chief Executive Officer of the combined entity, which will be known as Kinder Morgan, Inc. The transaction is expected to close early in the fourth quarter of 1999 (see Note 2 to the accompanying interim Consolidated Financial Statements).

       17                                                  Form 10-Q

Consolidated Financial Results
------------------------------

                                  Three Months Ended June 30            Six Months Ended June 30
                              ----------------------------------   ----------------------------------
                                               (In Millions Except Per Share Amounts)
                                                       Increase                             Increase
                                 1999        1998     (Decrease)      1999        1998     (Decrease)
                                 ----        ----     ----------      ----        ----     ----------

Operating Revenues            $1,185.7    $1,039.7    $ 146.0      $2,239.7    $2,206.2    $  33.5
Gross Margin                     220.8       253.6      (32.8)        476.9       480.6       (3.7)
Operating Income                  53.4        92.1      (38.7)        138.2       169.9      (31.7)
Net Income (Loss)                 (2.4)       16.7      (19.1)          4.7        39.2      (34.5)
Diluted Earnings Per Share    $  (0.04)   $   0.24    $ (0.28)     $   0.06    $   0.64    $ (0.58)

In comparison to the corresponding period of 1998, the Company's consolidated results for the three months ended June 30, 1999, reflect an increase of 14.0 percent in operating revenues and decreases of 12.9 percent in gross margin, 42.0 percent in operating income and 114.4 percent in net income. Operating income was positively impacted in 1999, relative to 1998, by (i) the inclusion in 1998 results of $1.4 million of expenses related to the acquisition of MidCon and (ii) the inclusion in 1999 results of a $2.9 million credit resulting from the reimbursement of previously expensed merger-related costs by Sempra after the proposed merger with the Company was terminated. Diluted earnings per common share for 1999 declined by 116.7 percent from 1998 reflecting, in addition to the decline in 1999 net income, an increase of 4.0 percent in the number of diluted shares used to calculate earnings per share. This increase in shares was largely due to the issuance of 3.1 million shares as partial consideration for the purchase of interests in power plants from the Thermo Companies (see Note 2 to the accompanying interim Consolidated Financial Statements).

In comparison to the corresponding period of 1998, the Company's consolidated results for the six months ended June 30, 1999, reflect an increase of 1.5 percent in operating revenues and decreases of 0.8 percent in gross margin, 18.7 percent in operating income and 88.0 percent in net income. Operating income was positively impacted in 1999, relative to 1998, by the fact that 1998 results included $5.8 million of expenses related to the acquisition of MidCon. Diluted earnings per common share for 1999 declined by 90.6 percent from 1998 reflecting, in addition to the decline in 1999 net income, an increase of 15.4 percent in the number of diluted shares used to calculate earnings per share. This increase in shares was largely due to
(i) the March 1998 common stock issuance associated with the acquisition of MidCon (see Note 7 to the accompanying interim Consolidated Financial Statements) and (ii) the issuance of 3.1 million shares as partial consideration for the purchase of interests in power plants from the Thermo Companies as described preceding.

Operating income (loss) for each of the Company's business segments, as well as interest expense, other income and deductions and income taxes were impacted by various factors, which are described within the corresponding individual discussions which follow- see "Upstream Gathering and Processing," "Midstream Sales, Transportation and Storage," "Downstream Retail and Marketing," "Other Income and (Deductions)" and "Income Taxes" elsewhere herein.

Results of Operations

Reflecting the Company's strategy of extracting margins from the various segments of the energy value stream, the Company has segregated its results of operations into "Upstream," "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) NGLs extraction and marketing activities. Midstream operations consist of transportation, storage and bundled sales transactions for K N's interstate and intrastate pipelines. Downstream activities principally consist of energy marketing, regulated natural gas distribution and electric power generation and

       18                                                  Form 10-Q

sales. The following segment data are before intersegment eliminations, and exclude expenses of the terminated Sempra merger, the pending Kinder Morgan merger and the MidCon acquisition.

                                                     Three Months Ended June 30            Six Months Ended June 30
                                                  ---------------------------------    ---------------------------------
                                                             (Dollars in Millions Except Per Gallon Amounts)
                                                                           Increase                            Increase
Upstream Gathering and Processing                    1999        1998     (Decrease)     1999        1998     (Decrease)
---------------------------------                    ----        ----     ----------     ----        ----     ----------
Operating Revenues
  Gas Sales                                       $  59.6     $  48.9     $  10.7     $ 112.1     $  99.1     $  13.0
  Natural Gas Liquids Sales                          72.4        69.9         2.5       117.3       125.7        (8.4)
  Gathering and Other                                34.1        32.5         1.6        68.3        65.6         2.7
                                                  -------     -------     -------     -------     -------     -------
                                                    166.1       151.3        14.8       297.7       290.4         7.3
  Less - Gas Purchases and Other Costs of Sales     126.6       116.1        10.5       225.5       219.4         6.1
                                                  -------     -------     -------     -------     -------     -------
Gross Margin                                         39.5        35.2         4.3        72.2        71.0         1.2
                                                  -------     -------     -------     -------     -------     -------

Operating Expenses
  Operations and Maintenance                         28.1        29.9        (1.8)       54.8        60.1        (5.3)
  Depreciation and Amortization                       6.9         6.6         0.3        13.7        12.9         0.8
  Taxes, Other Than Income Taxes                      2.9         2.7         0.2         5.5         6.1        (0.6)
                                                  -------     -------     -------     -------     -------     -------
                                                     37.9        39.2        (1.3)       74.0        79.1        (5.1)
                                                  -------     -------     -------     -------     -------     -------
Operating Income (Loss)                           $   1.6     $  (4.0)    $   5.6     $  (1.8)    $  (8.1)    $   6.3
                                                  =======     =======     =======     =======     =======     =======

Systems Throughput (Trillion Btus)
  Gas Sales                                          31.1        24.7         6.4        63.7        49.5        14.2
  Gathering                                          81.4        86.8        (5.4)      165.8       172.7        (6.9)
                                                  -------     -------     -------     -------     -------     -------
                                                    112.5       111.5         1.0       229.5       222.2         7.3
                                                  =======     =======     =======     =======     =======     =======
Natural Gas Liquids Sales
    Sales (Million Gallons)                         248.1       238.0        10.1       442.1       418.1        24.0
                                                  =======     =======     =======     =======     =======     =======
    Average Sales Price/Gallon                    $  0.29     $  0.29     $     -     $  0.27     $  0.30     $ (0.03)
                                                  =======     =======     =======     =======     =======     =======

Upstream's operating results improved by $5.6 million from an operating loss of $4.0 million for the three months ended June 30, 1998, to $1.6 million of operating income for the corresponding period of 1999. The Upstream segment was positively impacted in 1999, relative to 1998, by (i) approximately $8 million of improved processing margins resulting largely from increased ethane recoveries and lower gas costs and
(ii) the fact that 1998 results included operating losses associated with gas processing facilities that were sold in the fourth quarter of 1998. These positive impacts were partially offset by the negative impacts of (i) reduced 1999 pipeline basis differentials which negatively affected joint venture marketing activities, (ii) reduced gathering revenues due to volume declines and (iii) increased depreciation resulting from completed 1998 capital projects.

Upstream's operating loss declined by $6.3 million from $8.1 million for the six months ended June 30, 1998, to $1.8 million for the corresponding period of 1999. The Upstream segment was positively impacted in 1999, relative to 1998, by (i) approximately $1.2 million of improved processing margins, (ii) the fact that 1998 results included operating losses associated with gas processing facilities that were sold in the fourth quarter of 1998, (iii) increased gathering revenues resulting primarily from higher rates and (iv) reduced 1999 operating expenses. These positive impacts were partially offset by the negative impacts of (i) reduced 1999 pipeline basis differentials which negatively affected joint venture marketing activities and
(ii) increased depreciation resulting from completed capital projects.


       19                                                  Form 10-Q

                                                     Three Months Ended June 30            Six Months Ended June 30
                                                  ---------------------------------    ---------------------------------
                                                                          (Dollars in Millions)
                                                                           Increase                            Increase
Midstream Sales, Transportation and Storage          1999        1998     (Decrease)     1999        1998     (Decrease)
-------------------------------------------          ----        ----     ----------     ----        ----     ----------
Operating Revenues
  Transportation and Storage                      $ 152.7     $ 162.1     $  (9.4)    $ 325.2     $ 298.6     $  26.6
  Gas Sales                                         217.6       211.0         6.6       396.1       356.2        39.9
  Other                                               4.7         6.2        (1.5)       11.1        10.4         0.7
                                                  -------     -------     -------     -------     -------     -------
                                                    375.0       379.3        (4.3)      732.4       665.2        67.2
  Less - Gas Purchases and Other Costs of Sales     200.9       187.5        13.4       360.5       313.9        46.6
                                                  -------     -------     -------     -------     -------     -------
Gross Margin                                        174.1       191.8       (17.7)      371.9       351.3        20.6
                                                  -------     -------     -------     -------     -------     -------

Operating Expenses
  Operations and Maintenance                         56.3        52.8         3.5       113.3        96.0        17.3
  Depreciation and Amortization                      43.0        37.6         5.4        86.2        69.5        16.7
  Taxes, Other Than Income Taxes                      9.2         9.5        (0.3)       19.1        16.1         3.0
                                                  -------     -------     -------     -------     -------     -------
                                                    108.5        99.9         8.6       218.6       181.6        37.0
                                                  -------     -------     -------     -------     -------     -------

Operating Income                                  $  65.6     $  91.9     $ (26.3)    $ 153.3     $ 169.7     $ (16.4)
                                                  =======     =======     =======     =======     =======     =======
Systems Throughput (Trillion Btus)                  606.9       619.2       (12.3)    1,276.5     1,087.5       189.0
                                                  =======     =======     =======     =======     =======     =======

Midstream operating income decreased by $26.3 million from $91.9 million for the three months ended June 30, 1998, to $65.6 million for the corresponding period of 1999. The Midstream segment was negatively impacted in 1999, relative to 1998, by (i) approximately $18 million of decreased margins from the segment's interstate pipeline systems due to reduced throughput as well as reduced per unit margins and (ii) increases in operating expenses, depreciation and amortization. The decreased throughput and reduced margins were largely due to decreased basis differentials resulting from the two recent mild winters, including the resultant high storage levels. In addition, competitive pressures have increased in Midwest markets due to increased supply.

Midstream operating income decreased by $16.4 million from $169.7 million for the six months ended June 30, 1998, to $153.3 million for the corresponding period of 1999. The Midstream segment was negatively impacted in 1999, relative to 1998, primarily by reduced per unit margins from the segment's interstate pipeline systems largely due to the factors described preceding. This impact was partially offset by the fact that 1999 results include six months of the operations of MidCon, while 1998 results include only five months.

                                                     Three Months Ended June 30            Six Months Ended June 30
                                                  ---------------------------------    ---------------------------------
                                                                          (Dollars in Millions)
                                                                           Increase                            Increase
Downstream Retail and Marketing                      1999        1998     (Decrease)     1999        1998     (Decrease)
-------------------------------                      ----        ----     ----------     ----        ----     ----------
Operating Revenues
  Gas Sales                                       $ 884.2     $ 607.3     $ 276.9     $1,556.5    $1,427.2    $ 129.3
  Transportation and Other                           18.0        17.3         0.7         41.5        26.0       15.5
                                                  -------     -------     -------     --------    --------    -------
                                                    902.2       624.6       277.6      1,598.0     1,453.2      144.8
  Less - Gas Purchases and Other Costs of Sales     892.4       596.8       295.6      1,560.1     1,392.9      167.2
                                                  -------     -------     -------     --------    --------    -------
Gross Margin                                          9.8        27.8       (18.0)        37.9        60.3      (22.4)
                                                  -------     -------     -------     --------    --------    -------

Operating Expenses
  Operations and Maintenance                         21.5        18.1         3.4         41.0        36.3        4.7
  Depreciation and Amortization                       3.6         3.2         0.4          7.1         6.8        0.3
  Taxes, Other Than Income Taxes                      1.4         0.9         0.5          3.1         3.1          -
                                                  -------     -------     -------     --------    --------    -------
                                                     26.5        22.2         4.3         51.2        46.2        5.0
                                                  -------     -------     -------     --------    --------    -------

Operating Income (Loss)                           $ (16.7)    $   5.6     $ (22.3)    $  (13.3)   $   14.1    $ (27.4)
                                                  =======     =======     =======     ========    ========    =======

Gas Sales (Trillion Btus)                           410.7       273.9       136.8        772.1       611.4      160.7
                                                  =======     =======     =======     ========    ========    =======


       20                                                  Form 10-Q

Downstream's operating results decreased by $22.3 million from $5.6 million of operating income for the three months ended June 30, 1998, to an operating loss of $16.7 million for the corresponding period of 1999. Downstream results were negatively impacted in 1999, relative to 1998, by (i) approximately $8 million of reduced margins from commodity marketing, due primarily to reduced margins on capacity held on the Pony
Express Pipeline, (ii) approximately $7 million of reduced margins from retail gas sales and transportation, due primarily to weather-related factors, lower unit margins related to the Nebraska Choice Gas program and adjustments to deferred purchased gas costs, (iii) $2.5 million of increased losses from en*able and (iv) reduced sales of storage gas. These negative impacts were partially offset by $2.2 million of operating income from the Thermo assets, which were acquired in the third quarter of 1998 (see Note 2 to the accompanying interim Consolidated Financial Statements).

Downstream's operating results decreased by $27.4 million from $14.1 million of operating income for the six months ended June 30, 1998 to an operating loss of $13.3 million for the corresponding period of 1999. Downstream results were negatively impacted in 1999, relative to 1998, by (i) approximately $6 million of reduced margins from commodity marketing, due primarily to reduced margins on capacity held on the Pony
Express Pipeline, (ii) approximately $9 million of reduced margins from retail gas sales and transportation, due primarily to weather-related factors, lower unit margins related to the Nebraska Choice Gas program and adjustments to deferred purchased gas costs, (iii) the inclusion in 1998 earnings of (a) $5.4 million in margins from sales of storage gas, (b) income related to the favorable resolution of certain "above market" gas purchase contracts and (c) first quarter operating income from the Company's Kansas gas distribution properties, which were sold on March 31, 1998 and (iv) increased losses from en*able. These negative impacts were partially offset by 1999 income from the Thermo assets.

                                            Three Months Ended June 30            Six Months Ended June 30
                                        ----------------------------------   ----------------------------------
                                                                     (In Millions)
                                                                 Earnings                              Earnings
                                                                 Increase                              Increase
Other Income and (Deductions)              1999        1998     (Decrease)       1999        1998     (Decrease)
                                           ----        ----     ----------       ----        ----     ----------

Interest Expense, Net                   $(70.3)      $(63.5)      $ (6.8)     $(140.8)    $(113.9)      $(26.9)
Minority Interests                        (5.9)        (4.6)        (1.3)       (11.1)       (7.0)        (4.1)
Other, Net                                18.8          2.5         16.3         21.4        13.2          8.2
                                        ------      -------     --------      -------     -------     --------
                                        $(57.4)      $(65.6)      $  8.2      $(130.5)    $(107.7)      $(22.8)
                                        ======      =======     ========      =======     =======     ========

The increase of $6.8 million in "Interest Expense, Net" for the three months ended June 30, 1999, over the corresponding period of 1998, was largely due to the cumulative impact of reduced 1998 and 1999 cash flows from operations and associated increases in debt levels, resulting from the depressed pricing environment and unfavorable weather experienced during the twelve months ended June 30, 1999, as described preceding. The increase in net expense associated with "Minority Interests" in 1999, relative to 1998, was principally due to dividend requirements associated with the $175 million of Capital Trust Securities issued in April 1998 (see
Note 7 to the accompanying interim Consolidated Financial Statements). The increase in "Other, Net" from 1998 to 1999 was principally due to a $17.5 million pre-tax gain from the sale of the Company's interests in the HIOS and UTOS offshore pipeline systems in June
1999 (see Note 3 to the accompanying interim Consolidated Financial
Statements).

The increase of $26.9 million in "Interest Expense, Net" for the six months ended June 30, 1999, over the corresponding period of 1998, was largely due to the cumulative impact of reduced 1998 and 1999 cash flows from operations as described preceding. The increase in net expense associated with "Minority Interests" in 1999, relative to 1998, was principally due to dividend requirements associated with the $175 million of Capital Trust Securities, also as described preceding. The increase in "Other, Net" from 1998 to 1999 was principally due to the net impact of (i) the June, 1999 pre-tax gain of $17.5 million from the sale of the Company's

       21                                                  Form 10-Q

interests in the HIOS and UTOS offshore pipeline systems and (ii) the March 1998 pre-tax gain of $8.5 million from the Company's sale of its Kansas natural gas distribution properties.

                                            Three Months Ended June 30            Six Months Ended June 30
                                        ----------------------------------   ----------------------------------
                                                                 (Dollars In Millions)
                                                                 Increase                             Increase
Income Taxes                               1999        1998     (Decrease)      1999        1998     (Decrease)
                                           ----        ----     ----------      ----        ----     ----------

   Provision (Benefit)                   $ (1.5)     $  9.8      $ (11.3)     $  3.0      $ 23.0       $(20.0)
                                         ======      ======      =======      ======      ======       ======
   Effective Tax Rate                      39.0%       36.9%         2.1%       39.0%       37.0%         2.0%
                                         ======      ======      =======      ======      ======       ======

The $11.3 million net decrease in income tax expense for the three months ended June 30, 1999 from the corresponding period of 1998 reflected a decrease of approximately $11.2 million attributable to a decrease in 1999 pre-tax income and an decrease of approximately $0.1 million attributable to a change in the effective tax rate.

The $20.0 million net decrease in income tax expense for the six months ended June 30, 1999 from the corresponding period of 1998 reflected a decrease of approximately $20.2 million attributable to a decrease in 1999 pre-tax income and an increase of approximately $0.2 million attributable to a change in the effective tax rate.

Liquidity and Capital Resources
-------------------------------

The following table illustrates the sources of the Company's invested capital. These balances reflect the incremental capital associated with the acquisition of MidCon, including the post-acquisition refinancings completed in 1998 (see Notes 2 and 7 to the accompanying interim Consolidated Financial Statements).

                                                  June 30                               December 31
                                        ----------------------------    -------------------------------------------
                                                                  (Dollars in Thousands)
                                            1999           1998             1998           1997           1996
                                            ----           ----             ----           ----           ----

Long-Term Debt                          $3,299,541     $ 2,891,998      $ 3,300,025    $   553,816    $   423,676
Common Equity                            1,245,130       1,258,029        1,216,821        606,132        519,794
Preferred Stock                                  -           7,000            7,000          7,000          7,000
Capital Trust Securities                   275,000         275,000          275,000        100,000              -
                                        ----------     -----------      -----------    -----------    -----------
  Capitalization                         4,819,671       4,432,027        4,798,846      1,266,948        950,470
Short-Term Debt                            630,617       1,935,733 (1)    1,702,013 (1)    359,951        156,271
                                        ----------     -----------      -----------    -----------    -----------
  Invested Capital                      $5,450,288     $ 6,367,760      $ 6,500,859    $ 1,626,899    $ 1,106,741
                                        ==========     ===========      ===========    ===========    ===========

Capitalization:
  Long-Term Debt                             68.5%           65.2%            68.8%          43.7%          44.6%
  Common Equity                              25.8%           28.4%            25.4%          47.8%          54.7%
  Preferred Stock                               -             0.2%             0.1%           0.6%           0.7%
  Capital Trust Securities                    5.7%            6.2%             5.7%           7.9%             -

Invested Capital:
  Total Debt                                 72.1%           75.8%            76.9%          56.2%          52.4%
  Equity, Including Capital
   Trust Securities                          27.9%           24.2%            23.1%          43.8%          47.6%


(1)Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon, which was repaid in January 1999.

The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash
Flows and related supplemental disclosures.

       22                                                  Form 10-Q

Net Cash Flows From Operating Activities
----------------------------------------

The net cash inflow from operating activities decreased from $125.7 million for the six months ended June 30, 1998, to $66.9 million for the corresponding period of 1999, a decrease of $58.8 million or 46.8 percent. This decrease was principally attributable to the net impact of (i) a decrease in 1999 earnings before non-cash charges and credits, (ii) the inclusion in 1998 results of $27.5 million of proceeds from the buyout of certain contractual gas purchase obligations, (iii) higher 1999 interest payments, and (iv) changes in gas in underground storage.

Net Cash Flows From Investing Activities
----------------------------------------

The net cash inflow from investing activities for the six months ended June 30, 1999, consisted principally of (i) $1.1 billion of proceeds from the sale of U.S. government securities, which were used, together with additional short-term borrowings, to repay the Substitute Note (see "Net Cash Flows From Financing Activities" following) and (ii) $99.2 million of capital expenditures and acquisitions. The net cash outflow from investing activities for the six months ended June 30, 1998 consisted principally of (i) $2.1 billion in cash paid to Occidental for the purchase of MidCon, (ii) the purchase of $1.1 billion of U.S. government securities as collateral for the Substitute Note, also in conjunction with the acquisition of MidCon and (iii) capital expenditures and other acquisitions of $202.5 million.

On August 3, 1999, the Company announced plans to divest itself of certain non-strategic assets. Initial assets identified for divestiture are: certain international assets, MidCon Texas Pipeline, Wattenberg Gathering and Processing, en*able and Orcom, K N Field Services and Compressor Pump & Engine, and certain West Texas transmission assets (see Note 4 to the accompanying interim Consolidated Financial Statements).

Net Cash Flows From Financing Activities
----------------------------------------

The net cash outflow for financing activities for the six months ended June 30, 1999, was principally attributable to the January 4, 1999, repayment of the Substitute Note (see Notes 2 and 7 to the accompanying interim Consolidated Financial Statements).
The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities which had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings. In addition, 1999 cash flows include (i) the payment of $28.3 million of common and preferred dividends, (ii) the payment of $7.4 million to redeem preferred stock and (iii) receipts of $6.3 million for common stock issued.

The net cash inflow from financing activities of $3.3 billion for the six months ended June 30, 1998, was principally the result of financing activities in conjunction with the purchase of MidCon (see Notes 2 and 7 to the accompanying interim Consolidated Financial Statements). In March 1998, K N issued 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of common stock in an underwritten public offering, receiving net proceeds of approximately $624.6 million. Also in March 1998, K N issued $2.35 billion principal amount of debt securities of varying maturities and interest rates in an underwritten public offering, receiving net proceeds of approximately $2.34 billion. The net proceeds from these two offerings were used to refinance borrowings under the MidCon acquisition financing arrangements and to purchase U.S.
government securities to collateralize a portion of the Substitute Note. In April 1998, K N sold $175 million of 7.63% Capital Securities due April 15, 2028, in an underwritten offering, with the net proceeds of $173.1 million used to purchase U.S. government securities to further collateralize the Substitute Note. In addition, 1998 results include (i) the payment of $25.2 million of common and preferred dividends,

       23                                                  Form 10-Q

(ii) the payment of $21.9 million to retire long-term debt, (iii) receipts of $12.0 million for other common stock issued, and (iv)
$16.8 million of minority interest contributions.

The Company's principal sources of short-term liquidity are its $1 billion revolving bank facilities. The Company is in the process of establishing a receivables sales facility, which is expected to close in the third quarter and provide in excess of $200 million of additional liquidity. At June 30, 1999, the Company had $623.5 million of bank borrowings and commercial paper issued and outstanding (which is backed by the bank facilities); the related amount outstanding was $636.6 million at August 2, 1999. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $355.4 million and $342.3 million at June 30, 1999 and August 2, 1999, respectively. As described in the Company's 1998 Report on Form 10-K, the Company's bank facilities and certain of its operating lease arrangements contain covenants related to the Company's ratio of debt to total capitalization, consolidated net worth and debt ratings.

Regulation
----------

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI"), a wholly owned subsidiary of K N Energy, Inc., filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues. As a result of the FERC action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund have been recorded based on its expectation of ultimate resolution. By a subsequent order, the FERC required KNI to remove costs associated with the Pony Express project and to refund the associated dollars. The interim refund, associated with the ordered removal of the Pony Express facilities' costs from KNI's rates, amounts to approximately $13 million, and will be made in September 1999. KNI has filed for rehearing of the FERC's orders that addressed Pony Express.
KNI's rate case is currently scheduled to go to hearing in March
2000.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of K N Energy, Inc., received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). RMNG has reached settlement on the issue, and a Stipulation and Agreement memorializing the settlement with the Staff of the Commission and the Office of Consumer Counsel has been filed and approved. As part of this settlement, RMNG agreed to reduce its sales and transportation rates effective June 1, 1999. The settled rate reduction is anticipated to reduce RMNG's annual revenues by approximately $0.9 million per year.

Readiness for Year 2000
-----------------------

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

Some computers and programs, and some devices containing computer chips ("embedded chips") store or process dates containing the Year 2000 as "00". This can result in inaccurate date-related calculations. It is expected that once the Year 2000 arrives, computers, computer programs and devices with embedded chips that have not been modified to correct this problem will not function normally. The Company relies on a number of automated systems to conduct its operations and to transact its business, as is common among large diversified energy companies. In addition, certain of the Company's pipelines and processing equipment and

       24                                                  Form 10-Q

related systems contain electric controls or other devices containing embedded chips. These controls may also be adversely affected by this problem.

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

Each of the Company's operating units is in various stages of implementing the Plan to address the Year 2000 problem. These efforts include:

     an inventory of systems and areas which may need to be
       corrected;
     an assessment of potential problems;
     remediation and implementation, with priority given to mission critical items;
     the testing of such systems and devices; and developing contingency plans in case the Company cannot correct the problem in time, or in the event certain facets of the Year 2000 problem go undetected or do not manifest themselves until after January 1, 2000.

       25                                                  Form 10-Q

Specifically, the Company is in the process of correcting programmable code, replacing non-Year 2000-ready embedded chips, installing Year 2000-ready releases of certain vendor-supplied computer systems and, in some cases, replacing existing systems with new internally or externally developed software in advance of December 31, 1999.

The process of inventorying, assessing, remediating, and testing in anticipation of the Year 2000 is necessarily an ongoing and continuing process. As the Company learns more about the Year 2000 problem and its effects on the Company, the process of evaluation, remediation and testing is repeated continuously. The Company anticipates that it will be necessary to continue this process into the Year 2000 as new problems are identified, as well as to repeat the process for problems that can only reasonably be identified after December 31, 1999.

As of August 10, 1999, the Company and all of its business units were at various points in implementation of the Plan. The
Company tracks its progress towards implementing the Plan in the following categories: (i) internal software applications and systems, which includes the Company's information technology applications and programs ("IT Systems"), (ii) field systems, which includes the various automated systems that are used to gather, process and transport the Company's natural gas ("Automation") and measurement accounting, which includes the Company's systems to measure the gas flow ("Measurement"), (iii) desktop systems, which includes the internal computers utilized by the Company's employees, and
(iv) external entities, which includes an assessment of the Company's critical suppliers and their Year 2000 readiness ("External Entities"). The chart below shows the dates that the Company has completed or expects to complete, as applicable, the stages in the listed categories:

                                                               Stages
                                ----------------------------------------------------------------------
Categories                                                                                 Contingency
                                Inventory     Assessment     Remediation      Testing       Planning
                                ---------     ----------     -----------      -------       --------

IT Systems                        12/97           4/98          10/99          10/99           9/99
Field Systems:
   Automation                     12/98           6/99          11/99           8/99           7/99
   Measurement                    12/98           3/99           9/99           8/99           7/99
Desktop                            7/99           8/99          10/99          10/99           6/99
External Entities                 10/98           8/99          N/A*           N/A*            9/99

*Not Applicable


The Company will continue to closely monitor its progress in these categories and revise the estimated completion dates as applicable.

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

       26                                                  Form 10-Q

they may have. The Company has no control over such External Entities' efforts, so the Company has developed contingency plans in case such External Entities do not complete their efforts before the Year 2000.

The contingency plans developed by the Company will address the fact that despite the Company's good faith reasonable efforts, the Company may not be able to remediate all of its mission critical systems. In addition, External Entities that do business with the Company may not be Year 2000 ready. The Company's contingency plans call for teams of employees to be available in the evening of December 31, 1999 to respond rapidly to any Year 2000-related problem that occurs or affects the Company's mission
critical systems.   The contingency plans call for an on-going
assessment of the Year 2000 problem following January 1, 2000 and procedures for remediating any problems that arise.

The Company estimates that the direct costs the Company has incurred or will incur in 1998, 1999 and 2000 associated with assessing, inventorying, remediating and testing internally developed computer applications, hardware and equipment, including embedded chip systems and third-party developed software, to be between $5 million and $7 million. In addition, as part of the integration of the Company's systems with the systems of MidCon, the Company has begun modifying certain of its computer systems for the combined company or purchasing computer systems from third parties. These computer systems will address the Year 2000 problem. The costs for these computer systems are expected to be between $23 million and $25 million, the majority of which will be capitalized.

The SEC's guidelines also require the Company to address the most reasonably likely worst case scenarios resulting from the Year
2000 problem. As a result of the Year 2000 problem, the Company may be faced with: failure of electrical, gas and similar services and supplies from utilities, disruption of telecommunications facilities, interruptions in the nation's transportation systems, failure of a substantial number of the Company's mission critical computer hardware and software systems, including mission critical internal systems as well as systems that control operational facilities such as pipeline, electric generation, transmission and distribution systems, re-coding errors due to the failure to fix all of the Company's computer code, failure to discover or fix all embedded chips and sabotage. In addition, the Company's key suppliers or customers may experience their own Year 2000 problems in a way that materially adversely affects the Company's ability to do business without interruption or disruption. The Company could also face substantial claims from customers for loss of revenues due to service interruptions, for the Company's inability to account for revenues, for inaccurate customer billing, or for unfulfilled contractual obligations. The Company could face substantial expenses from Year 2000-related litigation, for fixing problems following the failure of mission critical systems and for executing the contingency plans. As a result of the cumulative impact of these events, the Company's business may be materially adversely affected. The adverse impact of these events occurring can not be quantified at this time.

The Company is in the process of developing contingency plans to address issues associated with the reasonably likely worst case scenarios. The Company has completed such contingency plans for field operations, and is in the process of developing contingency plans for mission critical systems Company-wide and expects to have such plans completed in advance of January 1, 2000.

The Company does not believe that the direct costs associated with the Year 2000 problem will be material to its business, financial position or results of operations.

       27                                                  Form 10-Q

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


       28                                                  Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1996, the Company and RMNG, along with over 70 other natural gas companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit alleging mismeasurement of the heating content and volume of natural gas resulting in underpayment of royalties to the federal government. The Company and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion was granted in 1997, but the court gave Mr. Grynberg leave to refile this action in a court with proper jurisdiction. Mr. Grynberg appealed the dismissal of the action based on improper joinder, and the D.C. Court of Appeals affirmed the joinder decision in October 1998. Mr. Grynberg has filed a new case, modified somewhat from his original action, in Federal District Court, District of Colorado. The Department of Justice decided to not intervene in these cases in support of Grynberg's complaint. The Company was served in this action on May 25, 1999. The Company believes it has a meritorious position in this matter, and does not expect this lawsuit to have a material adverse effect on the Company's business, financial position or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a.)The Company held its Annual Meeting of Shareholders on April
        15, 1999 (the "Annual Meeting").

     b.)Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Battey, Bliss, Chitwood, Coghlan, Randall and Taylor. In addition, those directors continuing in office after the meeting included Messrs. Austin, Burkholder, Carmichael, Hall, Haines, Hybl, Kinder, Riordan and True. The number of votes for and withheld for the nominees elected at the meeting were as follows:

                                        For            Withheld
                                        ---            --------

        Charles W. Battey            56,995,373        1,091,847
        Stewart A. Bliss             56,989,478        1,097,742
        Robert H. Chitwood           57,098,443          988,777
        Howard P. Coghlan            57,101,519          985,701
        Edward Randall, III          57,057,058        1,030,162
        James C. Taylor              57,134,762          952,458

Item 5.  Other Information

Effective July 8, 1999, Larry D. Hall resigned his post as Chairman and Chief Executive Officer of the Company. At that time, Stewart Bliss, an independent member of the Company's Board of Directors, assumed the Chairman and CEO positions on an interim basis. Upon closing of the merger with Kinder Morgan, Inc.,

       29                                                  Form 10-Q

expected in the fourth quarter of 1999, Richard D. Kinder, Chairman and CEO of Kinder Morgan, Inc., will be named Chairman and CEO of the combined company. For more information concerning the merger with Kinder Morgan, Inc., see Note 2 to the interim Consolidated Financial Statements, included elsewhere herein.

On June 20, 1999, David M. Carmichael resigned from the Company's Board of Directors to pursue another business venture. In addition, on June 24, 1999, Richard D. Kinder resigned from the Board of Directors to pursue the merger between the Company and Kinder Morgan, Inc. On August 5, 1999, John F. Riordan resigned from the Board of Directors.

Effective July 31, 1999, Clyde McKenzie, Chief Financial Officer, Mort Aaronson, Chief Marketing Officer, and John DiNardo, Executive Vice President of K N Gas Gathering, left the company as part of a corporate reorganization. The Company does not plan to fill these positions until completion of the merger with Kinder Morgan, Inc.

Item 6.  Exhibits

(A)Exhibits

          27- Financial Data Schedule

(B)Reports on Form 8-K

Current Report on Form 8-K dated April 2, 1999, to announce the early termination of the Hart-Scott-Rodino Act waiting period for the merger of KN into Cardinal Acquisition Corp., a wholly owned subsidiary of Sempra Energy.

Current Report on Form 8-K dated April 16, 1999, to present unaudited pro forma condensed statement of income for the year ended December 31, 1998 and related notes included therein.

Current Report on Form 8-K dated June 21, 1999, to report the termination of the Agreement and Plan of Merger with Sempra
Energy.


       30                                                  Form 10-Q

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     K N ENERGY, INC.
                     (Registrant)


August 13, 1999      /s/ Jack W. Ellis II
                     ------------------------------------------
                     Jack W. Ellis II
                     Vice President and Controller
                     (On Behalf of the Registrant and as
                     Principal Financial and Accounting Officer)