Form 10-Q
period 1999-09-30
KINDER MORGAN INC
filed 1999-11-05
CIK 54502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                              ------------------------------
                                          OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ------------------

Commission File Number                  1-6446
                      -------------------------------------------

                         KINDER MORGAN, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Kansas                        48-0290000
-----------------------------------------------------------------
          (State or other Jurisdiction of   (I.R.S. Employer
          incorporation or organization)    Identification No.)

             1301 McKinney, Suite 3400,
             Houston, Texas                  77010
-----------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

                          (713) 844-9500
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

K N ENERGY, INC., 370 Van Gordon Street, P.O. Box 281304,
-----------------------------------------------------------------
Lakewood, Colorado, 80228-8304
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Common stock, $5 par value; authorized 150,000,000 shares;
-----------------------------------------------------------------
outstanding 112,559,793 shares as of October 22, 1999.
------------------------------------------------------

       2                                                        Form 10-Q

KINDER MORGAN, INC. (FORMERLY K N ENERGY, INC.) AND SUBSIDIARIES
                            FORM 10-Q
                QUARTER ENDED SEPTEMBER 30, 1999
                            Contents

PART I.FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)                         Page Number
                                                                   -----------


           Consolidated Balance Sheets............................       3 & 4
           Consolidated Statements of Income......................           5
           Consolidated Statements of Cash Flows..................           6
           Notes to Consolidated Financial Statements.............      7 - 19

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................     20 - 33

 Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk............................................          33

PART II    OTHER INFORMATION

 Item 1.  Legal Proceedings.......................................          34
 Item 2.  Changes in Securities and Use of Proceeds...............          34
 Item 4.  Submission of Matters to a Vote of Security Holders.....          35
 Item 5   Other Information.......................................     35 & 36
 Item 6.  Exhibits and Reports on Form 8-K........................     36 & 37

SIGNATURE.........................................................          38

       3                                                        Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. (Formerly K N Energy, Inc.) and Subsidiaries
(Dollars in Thousands)

                                                       September 30         December 31
                                                           1999                 1998
                                                       -------------       -------------


ASSETS:
Current Assets:
Cash and Cash Equivalents                              $   22,459          $   21,955
Restricted Deposits                                         7,461               9,096
U.S. Government Securities                                      -           1,092,415
Accounts Receivable                                       660,988             693,044
Inventories                                               134,209             144,831
Gas Imbalances                                             84,477              85,349
Other                                                      51,265              46,812
                                                       ----------          ----------
                                                          960,859           2,093,502
                                                       ----------          ----------
Investments                                               257,570             252,543
                                                       ----------          ----------

Property, Plant and Equipment                           7,767,790           7,767,332
Less Accumulated Depreciation and Amortization            880,768             744,156
                                                       ----------          ----------
                                                        6,887,022           7,023,176
                                                       ----------          ----------

Deferred Charges and Other Assets                         246,690             242,991
                                                       ----------          ----------
Total Assets                                           $8,352,141          $9,612,212
                                                       ==========          ==========

The accompanying notes are an integral part of these statements.

       4                                                        Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. (Formerly K N Energy, Inc.) and Subsidiaries
(Dollars in Thousands)

                                                       September 30         December 31
                                                           1999                 1998
                                                       -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt                   $    7,167          $   10,167
Notes Payable                                             578,700             297,000
Substitute Note                                                 -           1,394,846
Accounts Payable                                          543,811             489,414
Accrued Taxes                                              28,474              18,914
Gas Imbalances                                             68,925              74,857
Payable for Purchase of Thermo Companies                   43,762              86,799
Other                                                     201,385             247,465
                                                       ----------          ----------
                                                        1,472,224           2,619,462
                                                       ----------          ----------
Other Liabilities and Deferred Credits:
Deferred Income Taxes                                   1,696,908           1,699,072
Other                                                     321,354             431,565
                                                       ----------          ----------
                                                        2,018,262           2,130,637
                                                       ----------          ----------

Long-term Debt                                          3,298,484           3,300,025
                                                       ----------          ----------

KMI-Obligated Mandatorily Redeemable Preferred
  Capital Trust Securities of Subsidiary Trusts
   Holding Solely Debentures of KMI                       275,000             275,000
                                                       ----------          ----------

Minority Interests in Equity of Subsidiaries               64,213              63,267
                                                       ----------          ----------

Stockholders' Equity:
Preferred Stock, Class A, 0 and 70,000 Shares
  Outstanding                                                   -               7,000
                                                       ----------          ----------
Common Stock-

  Authorized - 150,000,000 Shares, Par
   Value $5 Per Share
  Outstanding - 70,893,517 and 68,597,308
   Shares, Respectively,
   After Deducting 73,936 and 48,598 Shares
   Held in Treasury                                       354,837             343,230
Additional Paid-in Capital                                731,199             694,223
Retained Earnings                                         141,663             193,925
Other                                                      (3,741)            (14,557)
                                                       ----------          ----------
Total Common Stockholders' Equity                       1,223,958           1,216,821
                                                       ----------          ----------
Total Stockholders' Equity                              1,223,958           1,223,821
                                                       ----------          ----------
Total Liabilities and Stockholders' Equity             $8,352,141          $9,612,212
                                                       ==========          ==========

The accompanying notes are an integral part of these statements.

       5                                                        Form 10-Q

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. (Formerly K N Energy, Inc.) and Subsidiaries
(In Thousands Except Per Share Amounts)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30                      September 30
                                               ------------------------------    ------------------------------
                                                    1999             1998            1999             1998
                                                    ----             ----            ----             ----

Operating Revenues:
Upstream Gathering and Processing              $  187,668       $  156,674       $  485,364       $  447,084
Midstream Sales, Transportation and Storage       445,116          414,717        1,177,494        1,089,397
Downstream Retail and Marketing                 1,136,678          656,629        2,740,341        2,112,923
Intersegment Eliminations                        (310,773)        (181,803)        (699,181)        (384,341)
                                               ----------       ----------       ----------       ----------
Total Operating Revenues                        1,458,689        1,046,217        3,704,018        3,265,063
                                               ----------       ----------       ----------       ----------

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales          1,233,615          792,289        2,995,953        2,526,966
Operations and Maintenance                         70,072           60,659          199,963          190,354
General and Administrative                         32,039           31,977          103,799           92,769
Depreciation and Amortization                      40,990           52,999          147,993          142,198
Taxes, Other Than Income Taxes                     13,611           14,449           41,274           39,736
Merger-related and Severance Costs                 10,962                -           10,962            5,763
                                               ----------       ----------       ----------       ----------
Total Operating Costs and Expenses              1,401,289          952,373        3,499,944        2,997,786
                                               ----------       ----------       ----------       ----------

Operating Income                                   57,400           93,844          204,074          267,277
                                               ----------       ----------       ----------       ----------

Other Income and (Deductions):
Interest Expense, Net                             (69,734)         (64,507)        (210,505)        (178,340)
Minority Interests                                 (5,636)          (4,394)         (16,789)         (11,390)
Other, Net                                         15,202           14,861           36,607           28,032
                                               ----------       ----------       ----------       ----------
Total Other Income and (Deductions)               (60,168)         (54,040)        (190,687)        (161,698)
                                               ----------       ----------       ----------       ----------

Income (Loss) from Continuing Operations
  Before Income Taxes                              (2,768)          39,804           13,387          105,579
Income Taxes (Benefit)                             (1,079)          14,730            5,221           39,067
                                               ----------       ----------       ----------       ----------
Income (Loss) from Continuing Operations           (1,689)          25,074            8,166           66,512
                                               ----------       ----------       ----------       ----------

Discontinued Operations, Net of Tax (Note 6):
Loss from Discontinued Operations                  (1,350)            (599)          (6,491)          (2,840)
Loss on Disposal of Discontinued Operations       (11,479)               -          (11,479)               -
                                               ----------       ----------       ----------       ----------
Total Loss from Discontinued Operations           (12,829)            (599)         (17,970)          (2,840)
                                               ----------       ----------       ----------       ----------

Net Income (Loss)                                 (14,518)          24,475           (9,804)          63,672
Less - Preferred Stock Dividends                        -               88              129              263
Less - Premium Paid on Preferred Stock
        Redemption                                      -                -              350                -
                                               ----------       ----------       ----------       ----------
Earnings (Loss) Available For Common Stock     $  (14,518)      $   24,387       $  (10,283)      $   63,409
                                               ==========       ==========       ==========       ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share                  70,914           67,493           70,363           62,534
                                               ==========       ==========       ==========       ==========
Basic Earnings (Loss) Per Common Share:
Continuing Operations                          $    (0.02)      $     0.37       $     0.11       $     1.06
Discontinued Operations                        $    (0.02)      $    (0.01)      $    (0.09)      $    (0.05)
Disposal of Discontinued Operations            $    (0.16)      $        -       $    (0.17)      $        -
                                               ----------       ----------       ----------       ----------
Total Basic Earnings (Loss) Per Common Share   $    (0.20)      $     0.36       $    (0.15)      $     1.01
                                               ==========       ==========       ==========       ==========
Number of Shares Used in Computing
  Diluted Earnings Per Common Share                70,914           67,991           70,441           63,225
                                               ==========       ==========       ==========       ==========
Diluted Earnings (Loss) Per Common Share:
Continuing Operations                          $    (0.02)      $     0.37       $     0.11       $     1.05
Discontinued Operations                        $    (0.02)      $    (0.01)      $    (0.09)      $    (0.05)
Disposal of Discontinued Operations            $    (0.16)      $        -       $    (0.17)      $        -
                                               ----------       ----------       ----------       ----------
Total Diluted Earnings (Loss) Per Common Share $    (0.20)      $     0.36       $    (0.15)      $     1.00
                                               ==========       ==========       ==========       ==========
Dividends Per Common Share                     $     0.20       $     0.19       $     0.60       $     0.56
                                               ==========       ==========       ==========       ==========


The accompanying notes are an integral part of these statements.

       6                                                        Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. (Formerly K N Energy, Inc.) and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

                                                                    Nine Months Ended
                                                                       September 30
                                                            ----------------------------------
                                                                1999                 1998
                                                                ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations                           $    8,166          $   66,512
Adjustments to Reconcile Income from Continuing
  Operations to Net Cash Flows from Operating Activities:
Depreciation and Amortization, Excluding Amortization
  of Gas Plant Acquisition Adjustment                           78,915              71,137
Deferred Income Taxes                                           (1,607)             13,867
Deferred Purchased Gas Costs                                     5,799              13,151
Net Gains on Sales of Facilities                               (30,942)            (18,424)
Proceeds from Buyout of Contractual Gas Purchase
  Obligations                                                        -              27,500
Change in Gas in Underground Storage                            12,437             (69,478)
Changes in Other Working Capital Items (Note 9)                 61,177             (57,160)
Changes in Deferred Revenues                                   (10,520)             14,567
Other, Net                                                      12,769             (49,732)
                                                            ----------          ----------
Net Cash Flows From Continuing Operations                      136,194              11,940
Net Cash Flows From Discontinued Operations                    (12,647)             (8,845)
                                                            ----------          ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                       123,547               3,095
                                                            ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                           (84,126)           (205,320)
Cash Paid for Acquisition of MidCon, Net of Cash
  Acquired                                                           -          (2,181,954)
Other Acquisitions                                             (39,810)            (15,327)
Investments - Continuing Operations                            (40,643)             (9,248)
Investments - Discontinued Operations                           (6,088)             (9,900)
Sale of U.S. Government Securities                           1,092,415           1,093,591
Purchase of U.S. Government Securities                               -          (2,182,192)
Purchase of U.S. Government Securities as Collateral
  for Thermo Purchase Obligation                                     -             (34,028)
Proceeds from Sale of Tom Brown, Inc. Preferred Stock           28,650                   -
Proceeds from Sales of Other Assets                             89,562              28,795
                                                            ----------          ----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                 1,039,960          (3,515,583)
                                                            ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term Debt, Net                                        (1,113,146)            425,812
Long-term Debt - Issued                                              -           2,350,000
Long-term Debt - Retired                                        (5,167)            (23,627)
Common Stock Issued in Public Offering                               -             650,000
Other Common Stock Issued                                        5,590              11,694
Mandatorily Redeemable Trust Securities Issued                       -             175,000
Preferred Stock Redeemed                                        (7,350)                  -
Treasury Stock Acquired                                           (309)               (580)
Cash Dividends, Common and Preferred                           (42,458)            (37,903)
Minority Interests, Net                                            934              16,844
PEPS Contract Fees                                              (1,097)                  -
Securities Issuance Costs                                            -             (52,142)
                                                            ----------          ----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                                (1,163,003)          3,515,098
                                                            ==========          ==========

Net Increase in Cash and Cash Equivalents                          504               2,610
Cash and Cash Equivalents at Beginning of Period                21,955              22,471
                                                            ----------          ----------
Cash and Cash Equivalents at End of Period                  $   22,459          $   25,081
                                                            ==========          ==========


For supplemental cash flow information, see Note 9.
The accompanying notes are an integral part of these statements.

       7                                                        Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General
     -------

Effective with K N Energy, Inc.'s acquisition of Kinder Morgan, Inc., a Delaware corporation ("Kinder Morgan Delaware"), K N Energy, Inc. changed its name to Kinder Morgan, Inc. As used herein, "Kinder Morgan", "KMI" or the "Company" refers to Kinder Morgan, Inc. (a Kansas corporation and formerly K N Energy, Inc.) and its consolidated subsidiaries unless the context otherwise requires (see Note 2). In the opinion of Management, all adjustments necessary for a fair presentation of the results for the unaudited interim periods have been made. Except as explicitly noted, these adjustments consist solely of normal recurring accruals. Certain prior period amounts have been reclassified to conform to the current presentation.

2.   Business Combinations
     ---------------------

On July 8, 1999, K N Energy, Inc. announced the signing of an agreement and plan of merger to acquire Kinder Morgan Delaware, the sole stockholder of the general partner of Kinder Morgan Energy Partners, L. P. ("KMEP"). KMEP is the nation's largest pipeline master limited partnership. It owns and operates one of the largest product pipeline systems in the United States, serving customers in sixteen states with more than 5,000 miles of pipeline and over twenty associated terminals. KMEP also operates 24 bulk terminal facilities which transload over 40 million tons of coal, petroleum coke and other products annually. In addition, KMEP owns 51 percent of Plantation Pipe Line Company and 20 percent of Shell CO2 Company, Ltd.

This merger was completed on October 7, 1999. Pursuant to the terms of the merger agreement, K N Energy, Inc. issued approximately 41.5 million shares of its common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware.
On October 7, 1999, the Company issued 200,000 shares of its common stock to Petrie Parkman (the "Petrie Shares") pursuant to the terms of the engagement letter between Petrie Parkman and the Company dated as of June 24, 1999, as amended as of August 20, 1999, in consideration for Petrie Parkman's advisory services rendered in connection with the acquisition of Kinder Morgan Delaware. The issuance of the Petrie Shares was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan Delaware, was named Chairman and Chief Executive Officer of the Company, which was renamed Kinder Morgan, Inc. This merger will be recorded as a purchase for accounting purposes, with the Company's general and limited partnership interests in KMEP reported as an investment in the statement of financial position.

On February 22, 1999, Sempra Energy ("Sempra") and the Company announced that their respective boards of directors had unanimously approved a definitive agreement under which Sempra and the Company would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. On June 21, 1999, Sempra and the Company announced that they had mutually agreed to terminate the merger agreement. Sempra reimbursed the Company $5.95 million for expenses incurred in connection with the proposed merger.

During the third quarter of 1998, the Company completed its acquisition of interests in four independent power plants in Colorado from the Denver-based Thermo Companies ("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Ft. Lupton, Colorado (272 megawatts) and Greeley, Colorado (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term agreements. Payments for these interests are being made over a two-year period, with the initial payment of 689,810 shares

       8                                                        Form 10-Q

(1,034,715 shares adjusted for the December 1998 three-for-two stock split) of the Company's common stock having been made on October 21, 1998. Additional payments were made on January 4, 1999, consisting of 833,623 shares of the Company's common stock and $15 million in cash, and on April 20, 1999, consisting of 1,232,286 shares of the Company's common stock and $20 million in cash. The remaining payment, due in 2000, is expected to be made in a combination of cash and common stock as agreed to by the Company and Thermo, with the default mix being 50 percent stock and 50 percent cash. This transaction was accounted for as a purchase.

On January 30, 1998, pursuant to a definitive stock purchase agreement (the "MidCon Agreement"), the Company acquired all of the outstanding shares of capital stock of MidCon Corp. ("MidCon") from Occidental Petroleum Corporation ("Occidental") for $2.1 billion in cash and the assumption of a $1.4 billion note (the "Substitute Note"), at which time MidCon became a wholly owned subsidiary of K N Energy, Inc. (the "Acquisition"). The Substitute Note bore interest at 5.798% and was required to be collateralized by U.S. government securities, letters of credit or a combination thereof. The Substitute Note was paid in full on January 4, 1999. In conjunction with the Acquisition, the Company also assumed MidCon's obligation to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of approximately $30 million. The Acquisition was initially financed through a combination of credit agreements (see Note 11).

The Acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The allocation of purchase price resulted in the recognition of a gas plant acquisition adjustment of approximately $3.9 billion, principally representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America ("NGPL"), a wholly owned subsidiary of MidCon, over the historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 55 years (see Note 4), approximately the estimated remaining useful life of NGPL's interstate pipeline system. For the three months ended September 30, 1999 and 1998, $14.6 million and $26.7 million of such amortization, respectively, was charged to expense. For the nine months ended September 30, 1999 and 1998, $69.1 million and $71.1 million, respectively, was charged to expense. The assets, liabilities and results of operations of MidCon are included with those of the Company beginning with the January 30, 1998 acquisition date. For the nine months ended September 30, 1998, operating revenues, net income, diluted earnings per common share and number of shares used in computing diluted earnings per share, on a pro forma basis to reflect the acquisition of MidCon, were $3,519.3 million, $67.6 million, $1.07 and 63.225 million, respectively.

3.   Merger-related and Severance Costs
     ----------------------------------

In anticipation of the completion of the transaction with Kinder Morgan Delaware, during the third quarter the Company terminated the employment of a number of its officers and certain other employees. In conjunction with these terminations, the Company agreed to provide certain severance benefits and incurred certain legal and other associated costs. These amounts, totaling approximately $11.0 million pre-tax ($6.7 million after tax or $0.09 per diluted share) are included in the accompanying interim Consolidated Statements of Income under the caption "Merger-related and Severance Costs" for the three months and nine months ended September 30, 1999. The $5.8 million pre-tax ($3.6 million after tax or $0.06 per diluted share) included under the same caption for the nine months ended September 30, 1998 represents costs associated with the Company's January 30, 1998 acquisition of MidCon Corp. For additional information on these business combinations, see Note 2.

       9                                                        Form 10-Q

In addition, the Company has notified a number of additional employees that their employment will be terminated as a result of cost saving initiatives implemented following the closing of the Kinder Morgan Delaware transaction. The substantial majority of these employees will be terminated during 1999, with the remainder during early 2000. A significant amount of severance and associated costs for these employees will be recorded during the fourth quarter of 1999.

4.   Change in Accounting Estimate
     -----------------------------

Pursuant to a revised study of the useful lives of the underlying assets by an independent third party, in July 1999, the Company changed the depreciation rates associated with the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon Corp. This change had the effect of decreasing "Depreciation and Amortization" by approximately $12.4 million and increasing "Income from Continuing Operations" and "Net Income" for the quarter and nine months ended September 30, 1999 by approximately $7.6 million or $0.11 per diluted share.

5.   Investments and Sales
     ---------------------

On September 30, 1999, the Company sold its interests in Stingray Pipeline Company, L.L.C., an offshore pipeline that gathers natural gas, and West Cameron Dehydration Company, L.L.C., which dehydrates natural gas for shippers on the Stingray Pipeline.
The Company received approximately $24 million in cash from the sale and recorded a pre-tax gain of $11.4 million (approximately $6.9 million after tax or $0.10 per diluted share). With this sale, the Company completed its divestiture of its major offshore interests.

On September 3, 1999, the Company sold 1,000,000 shares of Tom Brown, Inc. preferred stock for approximately $29 million in cash, realizing a pre-tax gain of $2.2 million (approximately $1.3 million after tax or $0.02 per diluted share). The preferred stock was originally issued to the Company in 1996 as part of Tom Brown, Inc.'s acquisition of K N Production Company. The preferred stock was convertible into 1,666,000 shares of Tom Brown, Inc. common stock, and paid dividends quarterly at an annual rate of $1.75 per share. The Company retained ownership of approximately 918,000 shares of Tom Brown, Inc. common stock.

In September 1999, Thunder Creek Gas Services, LLC, a joint venture owned 25 percent by the Company and 75 percent by Devon Energy Corporation, placed into service a 126-mile-long-trunkline natural gas gathering system extending from Glenrock, Wyoming to approximately 12 miles north of Gillette, Wyoming. The trunkline has an initial capacity of 450 million cubic feet of natural gas per day. The gathering system is located in the Powder River Basin of northeast Wyoming and is expected to be fully operational before year-end 1999, after installation of a carbon dioxide removal plant. The expected total cost of the system is approximately $100 million.

On June 30, 1999, the Company sold its interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. The Company received approximately $51 million in cash in conjunction with the sale and recorded a pre-tax gain of $17.5 million (approximately $10.7 million after tax or $0.15 per diluted share).

In May 1999, the Company announced plans to build the Horizon Pipeline, a 129-mile-long natural gas pipeline from Joliet, Illinois, to Hales Corners, Wisconsin. Construction is expected to be completed by the fall of 2001. The estimated cost of the project is $150 million to $250 million, depending on shipper response and design capacity, which is expected to be from 630 million cubic feet up to 1.2 billion cubic feet per day. The Company plans to jointly own the pipeline with one or more other partners. An open season closed in June 1999 with

       10                                                       Form 10-Q

service requests from shippers of more than 800 MMcf of natural gas per day, including 300 MMcf per day from Nicor Gas. The project is expected to be funded through a combination of non-recourse debt securities and equity contributions.

On March 31, 1999, the TransColorado Gas Transmission Company
("TransColorado"), an enterprise jointly owned by the Company and Questar Corp., placed in service a 280-mile-long natural gas pipeline, which includes two compressor stations and extends from near Rangely, Colorado, to its southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline has a design transmission capacity of approximately 300 million cubic feet of natural gas per day. On October 14, 1998, TransColorado entered into a $200 million revolving credit agreement with a group of commercial banks. The
Company provides a corporate guarantee for one-half of all amounts borrowed under the agreement.

In September 1998, the Company sold certain of its microwave towers and associated land and equipment to American Tower Corp. for $14.6 million. The sale resulted in a pre-tax gain of $10.9 million ($6.7 million after tax or $0.10 per diluted share) that is included in the accompanying interim Consolidated Statements of Income under the caption "Other, Net."

In March 1998, the Company sold its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. The Company received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.2 million after tax or $0.08 per diluted share). Concurrently with the sale, the Company received $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount will be amortized as an offset to gas purchases over a period of years as the associated volumes are sold.

6.   Discontinued Operations
     -----------------------

During the third quarter, the Company adopted a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through the Company's en*able joint venture with PacifiCorp. In accordance with the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30"), the Company has segregated the results of operations of this line of business for all periods presented and reported such results (net of associated tax benefit of $0.9 million and $0.4 million for the three months ended September 30, 1999 and 1998, respectively, and $4.1 million and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively) as "Discontinued Operations, Net of Tax" in the accompanying interim Consolidated Statements of Income. The Company intends to discontinue the operations of en*able and sell en*able's interest in Orcom Solutions, a wholly owned subsidiary of en*able.

The principal assets of this discontinued line of business remaining as of September 30, 1999 consisted of an investment in en*able and an indirect investment in Orcom Solutions (a provider of custom software and outsource billing solutions for utilities). The expected loss (net of tax benefit of $7.3 million) from disposal of this business, including both the expected losses from the sale of assets and the estimated operating losses until the disposal is completed (currently expected no later than the first quarter of 2000), are reported in the accompanying interim Consolidated Statements of Income as "Loss on Disposal of Discontinued Operations, Net of Tax." This estimated loss is subject to uncertainty with respect to the proceeds to be received from the

       11                                                       Form 10-Q

sale of assets (among other factors) and, accordingly, the actual loss may differ materially from the estimate. In accordance with the provisions of APB 30, any such difference will be recognized in the period in which it is identified, and classified in the same manner as the original estimated loss.

Additionally, the Company previously announced its intention to dispose of certain other non-core assets. Following the acquisition by merger of Kinder Morgan Delaware in early October
1999 (see Note 2), the Company has both identified additional assets for potential disposition including, most recently, its commodity marketing business, and continued to develop plans for accomplishing these potential divestitures. For at least the substantial majority of all non-core businesses identified for disposition, the Company currently expects that, during the fourth quarter, it will meet the APB 30 requirements for a "measurement date," requiring that the Company (i) reclassify the results of operations for such assets to discontinued operations for all periods presented and
(ii) record an estimate of the losses expected to the projected disposal date and the loss (if any) expected upon disposition.
In addition, as discussed in the Company's 1999 second quarter report on Form 10-Q, certain other assets may be required to be written down as a result of becoming subject to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." While the ultimate effect of these matters cannot yet be determined with a high degree of accuracy due to, among other factors, (i) uncertainty as to the form of disposition and the proceeds to be generated therefrom and (ii) the fact that projected losses on disposal are estimated and recognized while projected gains are recognized only when realized, the Company currently expects that a significant fourth-quarter loss will be recorded.

7.   Accounts Receivable Sales Facility
     ----------------------------------

In September 1999, certain wholly owned subsidiaries
("Originators") of the Company entered into a five-year agreement to sell all of their accounts receivable, on a revolving basis, to KN Receivables Corporation ("KNRC"), a wholly owned subsidiary of the Company. KNRC was formed prior to the execution of that receivables agreement for the purpose of buying and selling accounts receivable and has been determined to be bankruptcy remote. Also in September 1999, KNRC entered into a five-year agreement with a financial institution whereby KNRC can sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $150 million. This transaction is accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company's accompanying interim Consolidated Balance Sheet reflects the portion of receivables transferred to the financial institution as a reduction of Accounts Receivable. Gains and losses from the sale of these receivables are included in "Other, Net" in the accompanying interim Consolidated Statements of Income. The Company receives compensation for servicing that is approximately equal to the amount an independent servicer would receive. Accordingly, no servicing assets or liabilities have been recorded. The full amount of the allowance for possible losses has been retained by KNRC. The fair value of this recourse liability approximated the allocated allowance for doubtful accounts given the short-term nature of the transferred receivables.

The Company received $150 million in proceeds from the sale of receivables on September 30, 1999. The proceeds were subsequently used to retire outstanding notes payable of Kinder Morgan Delaware at the time of its acquisition by the Company. The net effect of the loss associated with the sale of receivables was not material to the Company's 1999 operating results for the quarter or nine months ended September 30, 1999. Cash flows associated with this program are included with "Accounts Receivable" under "Cash Flows from Operating Activities" in the accompanying interim Statements of Consolidated Cash Flows.

       12                                                       Form 10-Q

8.   Stock Option Program
     --------------------

On October 8, 1999, the Company's Board of Directors approved the creation of the Kinder Morgan, Inc. All Employee Stock Option Program, a broadly based non-qualified stock option program for all regular full-time employees. However, no options were allocated to Richard Kinder and William Morgan. Of the 5.5 million non-qualified stock options available for grant under the program, on October 8, 1999, grants totaling approximately 4.7 million stock options, all priced at $23.8125 per share, the closing price of the Company's common stock on October 8, 1999, were awarded. These options vest in 25 percent increments on the anniversary of the grant over a four-year period from the date of grant. All options granted under the program have a 10-year life, and must be granted at the fair market value of the Company's common stock at the close of trading on the date of grant.

On October 8, 1999, the Company's Board of Directors approved the granting of 12,500 options to each non-employee director of the Company under the 1992 Stock Option Plan for Non-Employee Directors. All of the options vest in six months and have an exercise price of $23.8125 per share, the closing price of the Company's common stock on October 8, 1999.

9.   Supplemental Cash Flow Information
     ----------------------------------

                                                               Nine Months Ended
                                                                 September 30
                                                       ----------------------------------

                                                           1999                 1998
                                                           ----                 ----

                                                                 (In Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS
  (Net of Effects of Acquisitions and Sales)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable                                    $ (12,889) 1        $ 184,721
Materials and Supplies Inventory                           4,318             (13,783)
Other Current Assets                                      (2,250)             (7,720)
Accounts Payable                                          98,849            (235,512)
Other Current Liabilities                                (26,851)             15,134
                                                       ---------           ---------
                                                       $  61,177           $ (57,160)
                                                       =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Period for:
 Interest, Net of Amount Capitalized                   $ 250,598           $ 184,855
                                                       =========           =========
 Distributions on Preferred Capital Trust Securities   $  10,956           $   4,280
                                                       =========           =========
 Income Taxes                                          $   5,449           $  37,877
                                                       =========           =========
1  Reflects the impact of the Company's receivable sale  program, see Note 7.


The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows from Operating Activities" in the accompanying interim Consolidated Statements of Cash Flows includes, among other things, the amortization of the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon (see Note
2), equity in undistributed earnings of unconsolidated subsidiaries and joint ventures and other non-cash charges and credits to income.

In the third quarter of 1998, the Company purchased interests in four independent power plants in Colorado from the Thermo Companies. Payments for this purchase were made in October 1998 with the Company's common stock and in January and April 1999 with a combination of cash and the Company's common stock. The remaining payment is expected to be made with a combination of cash and the Company's common stock.

       13                                                       Form 10-Q

A portion of the Company's January 1998 acquisition of MidCon was
financed through the assumption of a note.   For additional
information on these transactions, see Note 2.

10.  Business Segments
     -----------------

The Company has segregated its activities into three business segments, "Upstream", "Midstream" and "Downstream", based on where in the value stream such activities are conducted. In general, these segments are also differentiated by the nature of their processes, their principal suppliers, and their target markets and customers. The Company's Upstream operations consist of
(i) natural gas gathering, (ii) natural gas processing and (iii) natural gas liquids ("NGLs") extraction and marketing; Midstream operations consist of transportation, storage and bundled sales transactions for the Company's interstate and intrastate pipelines; Downstream operations principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales. The Company expects that, as a result of its fourth-quarter 1999 acquisition by merger of Kinder Morgan Delaware and its currently developing plans for disposition of certain non-core businesses (see Note 6), its future segment reporting will be revised.

The accounting policies applied in the generation of segment information are generally the same as those described in the summary of significant accounting policies in the Company's Report on Form 10-K for the year ended December 31, 1998. In general, items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business segment performance. In addition, certain items included in operating income (such as general and administrative, merger-related and severance costs incurred) are not allocated to individual business segments.
With adjustment for these items, the Company currently evaluates business segment performance primarily based on operating income in relation to the level of capital employed. In general, intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some
instances, book value.   The following table excludes the
operations of en*able, which have been accounted for as discontinued operations (see Note 6).

       14                                                       Form 10-Q

                                                          Three Months Ended September 30, 1999
                                           --------------------------------------------------------------------
                                             Upstream     Midstream     Downstream      Other      Consolidated
                                             --------     ---------     ----------      -----      ------------
                                                                 (In Millions)
Revenues from External Customers           $  166.3      $  401.3      $  891.1                    $1,458.7
Intersegment Revenues                      $   21.4      $   43.8      $  245.6                       310.8

Operating Income (Loss)
  Before Corporate Expenses                $   14.7      $   87.8      $   (2.1)                      100.4
General and Administrative Expenses                                                                   (32.0)
Merger-related and Severance Costs                                                                    (11.0)
Other Income and (Deductions)                                                                         (60.2)
                                                                                                   --------
Loss from Continuing Operations
  Before Income Taxes                                                                              $   (2.8)
                                                                                                   ========

Total Assets at September 30, 1999         $  749.6      $6,400.3      $1,172.3      $   29.9 (1)  $8,352.1

                                                          Three Months Ended September 30, 1998
                                           --------------------------------------------------------------------
                                             Upstream     Midstream     Downstream      Other      Consolidated
                                             --------     ---------     ----------      -----      ------------
                                                                      (In Millions)
Revenues from External Customers           $  120.7      $  339.5      $  586.0                    $1,046.2
Intersegment Revenues                      $   36.0      $   75.2      $   70.6                       181.8

Operating Income Before Corporate
  Expenses                                 $    2.4      $  105.9      $   17.5                       125.8
General and Administrative Expenses                                                                   (32.0)
Other Income and (Deductions)                                                                         (54.0)
                                                                                                   --------
Income from Continuing Operations
  Before Income Taxes                                                                              $   39.8
                                                                                                   ========

                                                           Nine Months Ended September 30, 1999
                                           --------------------------------------------------------------------
                                             Upstream     Midstream     Downstream      Other      Consolidated
                                             --------     ---------     ----------      -----      ------------
                                                                      (In Millions)
Revenues from External Customers           $  412.1      $ 1,024.4     $ 2,267.5                   $3,704.0
Intersegment Revenues                      $   73.3      $   153.1     $   472.8                      699.2

Operating Income Before Corporate
  Expenses                                 $   24.7      $   281.0     $    13.2                      318.9
General and Administrative Expenses                                                                  (103.8)
Merger-related and Severance Costs                                                                    (11.0)
Other Income and (Deductions)                                                                        (190.7)
                                                                                                   --------
Income from Continuing Operations
  Before Income Taxes                                                                              $   13.4
                                                                                                   ========

                                                           Nine Months Ended September 30, 1998
                                           --------------------------------------------------------------------
                                             Upstream     Midstream     Downstream      Other      Consolidated
                                             --------     ---------     ----------      -----      ------------
                                                                      (In Millions)
Revenues from External Customers           $  365.7      $  872.9      $ 2,026.5                   $3,265.1
Intersegment Revenues                      $   81.4      $  216.5      $    86.4                      384.3

Operating Income Before Corporate
  Expenses                                 $    5.5      $  309.6      $    50.7                      365.8
General and Administrative Expenses                                                                   (92.7)
Merger-related and Severance Costs                                                                     (5.8)
Other Income and (Deductions)                                                                        (161.7)
                                                                                                   --------
Income from Continuing Operations
  Before Income Taxes                                                                              $  105.6
                                                                                                   ========

(1) Corporate assets represent cash and restricted deposits.

       15                                                       Form 10-Q

11.  Financing
     ---------

The total amount of funds required by the Company to complete the acquisition of MidCon, pay related fees and expenses and to repay borrowings under the Company's existing credit facility was approximately $2.5 billion, financed through borrowings under credit agreements dated January 30, 1998 (the "Bank Facility") among the Company, Morgan Guaranty Trust Company of New York and a syndicate of other lenders. A working capital facility replaced the revolving credit agreement previously in place (the "Pre-Acquisition Facility"). An acquisition facility was also part of the overall Bank Facility structure. See Note 7(A) of Notes to Consolidated Financial Statements on pages 42-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional information regarding the Bank Facility and the Pre-Acquisition Facility. In addition to the working capital and acquisition components of the Bank Facility described preceding, the Company assumed a short-term note for $1.4 billion due January 1999 (the "Substitute Note") which, pursuant to the MidCon Agreement, was initially collateralized by letters of credit issued under a commitment for that purpose within the Bank Facility. The acquisition facility was repaid in its entirety and canceled on March 10, 1998. The Substitute Note was repaid on January 4, 1999. On January 5, 1999, the Company canceled the remaining letters of credit used to collateralize the Substitute Note.

In March 1998, the Company received net proceeds of approximately $624.6 million from a public offering of 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of its common stock and approximately $2.34 billion from the concurrent public offerings of senior debt securities of varying maturities with principal totaling $2.35 billion. The net proceeds from these offerings were used to refinance borrowings under the Bank Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

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

In November 1998, the Company completed an underwritten public offering of $400 million of three-year senior notes (the "Senior Notes") bearing an interest rate of 6.45 percent. The net proceeds of approximately $397.4 million were used to retire a portion of the Company's then-outstanding short-term borrowings. Concurrently with the Senior Notes offering, the Company sold $460 million principal amount of premium equity participating security units ("PEPS") in an underwritten public offering. The PEPS essentially are contracts (i) requiring the holders to purchase the Company's common stock at the end of a three-year period coinciding with the maturity of the Senior Notes and (ii) providing for payment of a contract fee of 2.375 percent to the PEPS holders by the Company during the three-year period. The net cash proceeds from the sale of the PEPS, together with additional funds provided by the Company, were used to purchase U.S. treasury securities on behalf of the PEPS owners. For a description of the accounting for these securities, see Note 7(B) of Notes to Consolidated Financial Statements on pages 51-53 of the Company's 1998 Annual Report on Form 10-K.

12.  Preferred Stock
     ---------------

On April 13, 1999, the Company sent notices to holders of its Class A $5.00 Cumulative Preferred Stock, of its intent to redeem these shares on May 14, 1999. Holders of 70,000 preferred shares were advised that on April 13, 1999, funds were deposited with the First National Bank of Chicago to pay the redemption price of $105 per share plus accrued but unpaid dividends. Under the terms of the Company's Articles of Incorporation,

       16                                                       Form 10-Q

upon deposit of funds to pay the redemption price, all rights of the preferred stockholders ceased and terminated except the right to receive the redemption price upon surrender of their stock certificates.

13.  Common Stock Split and Dividend Action
     --------------------------------------

On November 9, 1998, the Board of Directors of the Company (the "Board") approved a 7.1 percent increase in the quarterly dividend and a three-for-two split of the Company's common stock. The quarterly dividend was declared at $0.30 per common share, an increase from $0.28 per common share. Giving effect to the stock split, the quarterly dividend is currently $0.20 per common share. However, as previously announced, the Board (prior to the acquisition by merger of Kinder Morgan Delaware) has recommended to the post-merger Board that the dividend be decreased to $0.05 per quarter. The stock split was distributed and the increase in dividend was paid concurrently on December 31, 1998, to shareholders of record at the close of business on December 15, 1998. The par value of the stock did not change. Weighted-average shares outstanding and all per share amounts (except as otherwise noted) in the accompanying interim consolidated financial statements and these notes have been restated to reflect the stock split.

14.  Regulatory Matters
     -------------------

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI"), a wholly owned subsidiary of Kinder Morgan, filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues. As a result of the FERC's action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund have been recorded based on expected ultimate resolution. By a subsequent order, the FERC required KNI to remove costs associated with the Pony Express project and to refund the associated dollars. The interim refund, associated with the ordered removal of the Pony Express facilities' costs from KNI's rates, amounts to approximately $13 million, and has yet to be refunded. KNI has filed for rehearing of the FERC's orders that addressed Pony Express. As a result of a settlement conference held on October, 27, 1999, KNI has filed a comprehensive Stipulation and Agreement on November 3, 1999, which, if approved by the FERC, will resolve this proceeding.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of Kinder Morgan, received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). RMNG has reached settlement on the issue, and a Stipulation and Agreement memorializing the settlement with the Staff of the Commission and the Office of Consumer Counsel has been filed and approved. As part of this settlement, RMNG agreed to reduce its sales and transportation rates effective June 1, 1999. The settled rate reduction is anticipated to reduce RMNG's annual revenues by approximately $0.9 million per year.

15.  Comprehensive Income
     --------------------

Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. Currently, the only difference between "net income" and "comprehensive income" for the Company is the unrealized gain or loss on its investment in available-for-sale securities which is recorded directly to stockholders' equity.
For the quarters ended September 30, 1999 and 1998, the respective unrealized after-tax investment loss was $(0.5) million and $(3.8) million, resulting in comprehensive income
(loss) of $(15.0) million and $20.7 million, respectively. For the nine month periods ended September 30, 1999 and 1998, the unrealized after-tax investment gain (loss) was $2.5 million and $(4.0) million, resulting in comprehensive income (loss) of $(7.3) million and $59.6 million, respectively.

       17                                                       Form 10-Q

16.  Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

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

The Statement, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). The Statement cannot be applied retroactively. The Statement must be applied to (i) derivative instruments and (ii) all applicable derivative instruments embedded in hybrid contracts or, at the company's election, only those derivatives embedded in hybrid contracts that were issued, acquired, or substantively modified after either January 1, 1998 or January 1, 1999. The Company has not yet quantified the impacts of adopting the Statement on its financial position or results of operations and has not determined the timing of or method of adoption of the Statement.

17.  Interest Expense, Net
     ---------------------
"Interest Expense, Net" as presented in the accompanying interim
Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction
("AFUDC - Interest") and (ii) interest income related to government securities associated with the acquisition of MidCon
("Interest Income"), as shown in the following table.

                         Three Months Ended    Nine Months Ended
                            September 30          September 30
                         ------------------    ------------------
                                      (In Millions)

                           1999     1998         1999      1998
                           ----     ----         ----      ----
   AFUDC - Interest        $ 0.8     $ 2.6       $ 1.2     $ 4.3
   Interest Income         $   -     $15.8       $ 0.5     $31.7

As discussed in Note 2, in conjunction with the January 30, 1998, acquisition of MidCon Corp., the Company was required by the MidCon Agreement to assume the $1.4 billion Substitute Note and to collateralize the Substitute Note with bank letters of credit, a portfolio of U.S. government securities or a combination of the two. As a result, the Company had interest income associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described preceding.

18.  Equity in Earnings of Equity Method Investments
     -----------------------------------------------

Equity in earnings (losses) of investments accounted for under the equity method totaling $1.3 million and $6.6 million for the three months ended September 30, 1999 and 1998, and $11.9 million and $17.8 million for the nine months ended September 30, 1999 and 1998, respectively, are included in operating revenues (within the

       18                                                       Form 10-Q

appropriate business segment) in the accompanying interim
Consolidated Statements of Income and in the segment data contained in Note 10.

19.  Accounts Receivable

The caption "Accounts Receivable" in the accompanying interim Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $12.5 million at September 30, 1999, and $10.8 million at December 31, 1998 and, at September 30, 1999, is net of receivables sold (see Note 7).

20.  Earnings Per Share

Basic earnings or loss from continuing operations per common share is computed, as applicable, using earnings after reduction for preferred stock dividends and premiums paid on preferred stock redemptions. The number of shares used in basic earnings per share calculations is the actual weighted average shares outstanding for each period presented. Diluted earnings per share calculations, in addition to the earnings and shares utilized in computing basic earnings per share, give effect to the assumed exercise of options (utilizing the treasury stock method) to the extent that such exercise has a dilutive effect on the calculation. The calculation of diluted earnings per share excludes potential share issuances which would be anti-dilutive for the periods presented, including (i) options for which the exercise price exceeds the average market price during the period and (ii) shares which will be issuable upon maturity of the Company's outstanding premium equity participating securities (see Note 11).

21.  Environmental and Legal Matters

(A)  Environmental Matters

On June 17, 1999, the EPA published in the Federal Register a final rule to limit emissions of hazardous air pollutants ("HAPs") from oil and natural gas production as well as from natural gas transmission and storage facilities. This is a Maximum Achievable Control Technology ("MACT") standard, and is mandated under section 112 of the 1990 Amendments to the Clean Air Act. The MACT standard requires that the affected facilities reduce emissions of HAPs by 95 percent. This new standard will require the Company to achieve this reduction either by process modifications or by installing new emissions control technology. The MACT standard will affect the Company and its competitors in a like manner. The rule allows most affected sources three years from the publication date to come into compliance. The Company is conducting a detailed analysis of the final rule to determine its overall effect. While additional capital costs are likely to result from this rule, the Company believes that the rule will not have a material adverse effect on the Company's business, financial position or results of operations.

See Note 4(A) of Notes to Consolidated Financial Statements on pages 46-47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional information regarding environmental matters.

(B)  Legal Matters

On July 26, 1996, the Company and RMNG, along with over 70 other natural gas companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit filed in Washington, D.C. alleging mismeasurement of the heating content and volume of natural gas on Federal and Native American land resulting in underpayment of royalties to the federal government. The

       19                                                       Form 10-Q

Company and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion was granted in 1997. Mr. Grynberg appealed the dismissal of the action based on improper joinder, and the D.C. Court of Appeals affirmed the joinder decision in October 1998. Mr. Grynberg has now filed over 70 new cases against over 350 defendants in nine separate Federal Courts. The action against the Company, modified somewhat from his original action, was filed in Federal District Court, District of Colorado, and the Company was served in this action on May 25, 1999. The Department of Justice decided not to intervene in these cases in support of Grynberg's complaint. On October 21, 1999, the Panel on the Multi-District Litigation consolidated all of these cases in the Federal
District Court of Wyoming.

On September 23, 1999, a complaint styled as the First Amended Class Action Petition regarding "Quinque Operating Company, et al.
v. Gas Pipelines, et al.," Case No. 99-C-30, Stevens County District Court, Kansas, was filed. The complaint names over 200 natural gas companies including the Company, K N Interstate Gas Transmission Co., K N Natural Gas, Inc., MidCon Corporation, MidCon Gas Services Corporation, MidCon Marketing Corporation, MidCon Texas Pipeline Operator, Inc., Natural Gas Pipeline
Company of America, Northern Gas Company, Rocky Mountain Natural Gas Company, TCP Gathering Company, and Westar Transmission Co. The complaint contains allegations of mismeasurement of the heating content and volume of natural gas on non-Federal and non-Native American lands similar to the allegations contained in the above-referenced False Claim Act lawsuit dealing with Federal and Native American land. On September 24, 1999, Defendant Northern Natural Gas Company filed a Notice of Removal to the United
States District Court for the District of Kansas, Case No. 99-1390-MLB. Subsequently, Defendants notified the Panel on Multi-District Litigation of the existence of this case and requested that it be consolidated as a "tag-a-long" action with the above-referenced False Claim Act case in Wyoming.

The Company believes it has meritorious defenses to all lawsuits and legal proceeds in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, the Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial position or results of operations.

See Note 4(B) of Notes to Consolidated Financial Statements on pages 47-48 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional information regarding legal matters.


       20                                                       Form 10-Q

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
-------

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Report on Form 10-K. Due to the seasonal variation in energy demand, among other factors, the interim results which follow may not be indicative of the results to be expected for an entire year. As discussed in Notes 2 and 5 of Notes to the accompanying interim Consolidated Financial Statements, the Company has engaged in acquisition and divestiture transactions (and may engage in additional such transactions) which may affect the comparison of results of operations between periods. All per share amounts following reflect the impact of the December 31, 1998, three-for-two common stock split.

Certain information contained herein may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that these statements are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein include, among other factors, the pace of deregulation of retail natural gas and electricity markets in the United States, federal, state and international regulatory developments, the timing and extent of changes in commodity prices for oil, natural gas, natural gas liquids ("NGLs"), electricity, certain agricultural products and interest rates, the extent of success in acquiring natural gas facilities, the timing and success of efforts to develop power, pipeline and other projects, political developments in foreign countries, weather-related factors, the Company's success in implementing the Year 2000 Plan described elsewhere herein, the effectiveness of the Year 2000 Plan and the Year 2000 readiness of vendors and suppliers and conditions of capital markets and equity markets during the periods covered by the forward-looking statements.
All of these factors are difficult to predict and many are beyond the Company's control.

On July 8, 1999, the Company announced the signing of an agreement and plan of merger to acquire Kinder Morgan Delaware.
On October 7, 1999, this merger was completed. Pursuant to the terms of the merger agreement, the Company issued approximately
41.5 million shares of common stock in return for all of the outstanding shares of Kinder Morgan Delaware. On October 7,
1999, the Company issued 200,000 shares of common stock, par value of $5.00 per share, of the Company to Petrie Parkman
(the ("Petrie Shares") pursuant to the terms of the engagement letter between Petrie Parkman and the Company dated as of June
24, 1999, as amended as of August 20, 1999, in consideration for Petrie Parkman's advisory services rendered in connection with the acquisition of Kinder Morgan Delaware. The issuance of the Petrie Shares was exempt from registration under Section
4(2) of the Securities Act of 1933, as amended. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan Delaware, was named Chairman and Chief Executive Officer of the Company, and the Company was renamed Kinder Morgan, Inc. (see Note 2 of Notes to the accompanying interim Consolidated Financial Statements). In conjunction with the merger, the Company has announced plans intended to increase profitability and decrease leverage, see
"Plan for the Combined Kinder Morgan" elsewhere herein and Note 6 of Notes to the accompanying interim Consolidated Financial Statements.

During the third quarter, the Company adopted a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on

       21                                                       Form 10-Q

largely through the Company's en*able joint venture with PacifiCorp (see Note 6 of Notes to the accompanying interim Consolidated
Financial Statements and "Discontinued Operations" elsewhere herein).

Consolidated Financial Results
------------------------------

                                 Three Months Ended September 30       Nine Months Ended September 30
                                ----------------------------------   ----------------------------------
                                                 (In Millions Except Per Share Amounts)
                                                         Increase                             Increase
                                   1999        1998     (Decrease)      1999        1998     (Decrease)
                                   ----        ----     ----------      ----         ----    ----------

Operating Revenues              $1,458.7    $1,046.2    $ 412.5      $3,704.0    $3,265.1    $ 438.9
Gross Margin                       225.1       253.9      (28.8)        708.1       738.1      (30.0)
Operating Income                    57.4        93.8      (36.4)        204.1       267.3      (63.2)
Income (Loss) From Continuing
  Operations                        (1.7)       25.1      (26.8)          8.2        66.5      (58.3)
Loss From Discontinued
  Operations,
  Net of Tax                        (1.3)       (0.6)      (0.7)         (6.5)       (2.8)      (3.7)
Loss on Disposal of
Discontinued
  Operations, Net of Tax           (11.5)          -      (11.5)        (11.5)          -      (11.5)
Diluted Earnings (Loss) Per
  Share:
  Continuing Operations            (0.02)       0.37      (0.39)         0.11        1.05      (0.94)
  Discontinued Operations          (0.02)      (0.01)     (0.01)        (0.09)      (0.05)     (0.04)
  Disposal of Discontinued
  Operations                    $  (0.16)   $      -    $ (0.16)     $  (0.17)   $      -    $ (0.17)


In comparison to the corresponding period of 1998, the Company's consolidated results of continuing operations for the three months ended September 30, 1999, reflect an increase of 39.4 percent in operating revenues and a decrease of 11.3 percent in gross margin. Additionally, 1999 results reflect decreases of
27.2 percent in operating income and 80.1 percent in income from continuing operations, in each case before the reduction, in 1999, for merger-related and severance costs. Diluted earnings per common share from continuing operations of $(0.02) for 1999 represented a decline of $0.39 from 1998, reflecting, in addition to the decline in 1999 income from continuing operations, an increase of 4.3 percent in the number of diluted shares used to calculate earnings per share. This increase in shares was largely due to the issuance of 3.1 million shares as partial consideration for the purchase of interests in power plants from the Thermo Companies (see Note 2 of Notes to the accompanying interim Consolidated Financial Statements).

In comparison to the corresponding period of 1998, the Company's consolidated results of continuing operations for the nine months ended September 30, 1999, reflect an increase of 13.4 percent in operating revenues and a decrease of 4.1 percent in gross margin. Additionally, 1999 results reflect decreases of 21.2 percent in operating income and 78.8 percent in income from continuing operations, in each case before the reduction in 1999 and 1998, for merger-related and severance costs. Diluted earnings per common share from continuing operations for 1999 declined by 89.5 percent from 1998 reflecting, in addition to the decline in 1999 income from continuing operations, an increase of 11.4 percent in the number of diluted shares used to calculate earnings per share. This increase in shares was largely due to (i) the March 1998 common stock issuance associated with the acquisition of MidCon (see Notes 2 and 11 of Notes to the accompanying interim Consolidated Financial Statements) and (ii) the issuance of 3.1 million shares as partial consideration for the purchase of interests in power plants from the Thermo Companies as described preceding.

Operating income or loss for each of the Company's business segments, as well as corporate expenses, interest expense, other income and deductions and income taxes were affected by various factors which are described within the corresponding individual discussions which follow, see "Upstream Gathering and Processing," "Midstream Sales, Transportation and Storage," "Downstream Retail and Marketing," "Corporate Expenses," "Other Income and (Deductions)" and "Income Taxes on Continuing Operations" elsewhere herein.

       22                                                       Form 10-Q

Results of Continuing Operations

The Company has segregated its results of operations into "Upstream," "Midstream" and "Downstream" components. The Company's Upstream operations consist of (i) natural gas gathering, (ii) natural gas processing and (iii) NGLs extraction and marketing activities. Midstream operations consist of transportation, storage and bundled sales transactions for the Company's interstate and intrastate pipelines. Downstream activities principally consist of energy marketing, regulated natural gas distribution and electric power generation and sales. The following segment data are before intersegment eliminations, and exclude discontinued operations, general and administrative expenses and severance and expenses related to the 1998 MidCon acquisition and the acquisition of Kinder Morgan Delaware. The Company expects that, as a result of the fourth-quarter acquisition of Kinder Morgan Delaware and its plans for disposition of certain non-core businesses, its future segment reporting will be revised (see Note 10 of Notes to the accompanying interim Consolidated Financial Statements).

                                     Three Months Ended September 30      Nine Months Ended September 30
                                    ---------------------------------    --------------------------------
                                               (Dollars in Millions Except Per Gallon Amounts)
                                                             Increase                            Increase
Upstream Gathering and Processing      1999        1998     (Decrease)     1999        1998     (Decrease)
---------------------------------      ----        ----     ----------     ----        ----     ----------
Operating Revenues
  Gas Sales                         $  59.4     $  55.4     $   4.0     $ 171.5     $ 154.5     $  17.0
  Natural Gas Liquids Sales            91.0        67.3        23.7       208.3       193.0        15.3
  Gathering and Other                  37.3        34.0         3.3       105.6        99.6         6.0
                                    -------     -------     -------     -------     -------     -------
                                      187.7       156.7        31.0       485.4       447.1        38.3
  Less - Gas Purchases and Other
Costs of Sales                        140.7       123.1        17.6       366.2       342.5        23.7
                                    -------     -------     -------     -------     -------     -------
Gross Margin                           47.0        33.6        13.4       119.2       104.6        14.6
                                    -------     -------     -------     -------     -------     -------

Operating Expenses
  Operations and Maintenance           22.7        21.0         1.7        65.7        69.9        (4.2)
  Depreciation and Amortization         7.0         7.0           -        20.7        19.9         0.8
  Taxes, Other Than Income Taxes        2.6         3.2        (0.6)        8.1         9.3        (1.2)
                                    -------     -------     -------     -------     -------     -------
                                       32.3        31.2         1.1        94.5        99.1        (4.6)
                                    -------     -------     -------     -------     -------     -------
Operating Income Before Corporate
  Expenses                          $  14.7     $   2.4     $  12.3     $  24.7     $   5.5     $  19.2
                                    =======     =======     =======     =======     =======     =======

Systems Throughput (Trillion Btus)
  Gas Sales                            23.8        30.3        (6.5)       87.5        79.8         7.7
  Gathering                            84.0        90.1        (6.1)      249.8       262.8       (13.0)
                                    -------     -------     -------     -------     -------     -------
                                      107.8       120.4       (12.6)      337.3       342.6        (5.3)
                                    =======     =======     =======     =======     =======     =======
Natural Gas Liquids Sales
    Sales (Million Gallons)           237.5       254.7       (17.2)      679.6       672.8         6.8
                                    =======     =======     =======     =======     =======     =======
    Average Sales Price/Gallon      $  0.38     $  0.26     $  0.12     $  0.31     $  0.29     $  0.02
                                    =======     =======     =======     =======     =======     =======


Upstream's operating income before corporate expenses improved by $12.3 million from $2.4 million for the three months ended September 30, 1998, to $14.7 million for the third quarter of 1999. The Upstream segment was positively impacted in 1999, relative to 1998, by (i) approximately $12 million of increased processing margins resulting largely from higher NGLs prices,
(ii) the fact that 1998 results included operating losses associated with gas processing facilities that were sold in the fourth quarter of 1998 and (iii) improved 1999 basis differentials on the Pony Express Pipeline which positively affected joint venture marketing activities. These positive impacts were partially offset by approximately $3 million of increased 1999 operations, maintenance and depreciation expenses associated with the Company's remaining gathering and processing systems.

Upstream's operating income before corporate expenses improved by $19.2 million from $5.5 million for the nine months ended September 30, 1998, to $24.7 million for the first nine months of 1999. The Upstream segment was positively affected in 1999, relative to 1998, by (i) approximately $13 million of increased

       23                                                      Form 10-Q

processing margins resulting largely from higher NGLs prices,
(ii) the fact that 1998 results included operating losses associated with gas processing facilities that were sold in the fourth quarter of 1998 and (iii) increased 1999 gathering revenues resulting primarily from higher rates. These positive impacts were partially offset by approximately $1.5 million of reduced 1999 operating income from the Company's K N Field Services and Compressor Pump & Engine subsidiaries.

                                     Three Months Ended September 30      Nine Months Ended September 30
                                    ---------------------------------   ---------------------------------
                                                            (Dollars in Millions)

Midstream Sales, Transportation
-------------------------------                              Increase                            Increase
  and Storage                          1999        1998     (Decrease)     1999        1998     (Decrease)
  -----------                          ----        ----     ----------     ----        ----     ----------
Operating Revenues
  Transportation and Storage        $ 149.9     $ 169.8     $ (19.9)    $ 475.1     $ 477.9     $  (2.8)
  Gas Sales                           292.6       237.9        54.7       688.7       594.1        94.6
  Other                                 2.6         7.0        (4.4)       13.7        17.4        (3.7)
                                    -------     -------     -------     -------     -------     -------
                                      445.1       414.7        30.4     1,177.5     1,089.4        88.1
  Less - Gas Purchases and Other
Costs of Sales                        276.5       218.3        58.2       637.0       541.7        95.3
                                    -------     -------     -------     -------     -------     -------
Gross Margin                          168.6       196.4       (27.8)      540.5       547.7        (7.2)
                                    -------     -------     -------     -------     -------     -------

Operating Expenses
  Operations and Maintenance           40.6        39.3         1.3       114.0       101.3        12.7
  Depreciation and Amortization        30.7        41.8       (11.1)      116.9       111.3         5.6
  Taxes, Other Than Income Taxes        9.5         9.4         0.1        28.6        25.5         3.1
                                    -------     -------     -------     -------     -------     -------
                                       80.8        90.5        (9.7)      259.5       238.1        21.4
                                    -------     -------     -------     -------     -------     -------

Operating Income Before Corporate
  Expenses                          $  87.8     $ 105.9     $ (18.1)    $ 281.0     $ 309.6     $ (28.6)
                                    =======     =======     =======     =======     =======     =======

Systems Throughput (Trillion Btus)    648.4       604.2        44.2     1,924.9     1,691.7       233.2
                                    =======     =======     =======     =======     =======     =======

Midstream operating income before corporate expenses decreased by $18.1 million from $105.9 million for the three months ended September 30, 1998, to $87.8 million for the third quarter of
1999.   The Midstream segment was negatively impacted in 1999,
relative to 1998, by (i) approximately $42 million of decreased margins, primarily from the segment's interstate pipeline systems, due to reduced per unit margins and (ii) increased operations and maintenance expenses. The reduced margins were largely due to decreased basis differentials resulting principally from the two recent mild winters, including the resultant high levels of gas in underground storage. In addition, competitive pressures have increased in Midwest markets due to actual or projected increased supply. These negative impacts were partially offset by the positive impacts of (i) approximately $19 million of increased margins attributable to increased 1999 throughput volumes and (ii) reduced depreciation and amortization expense, largely attributable to the change in the amortization period for the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon (see Note 4 of Notes to the accompanying interim Consolidated Financial Statements). The businesses included in this segment will be affected in the future by, among other factors, the September 30, 1999 sale of the Company's interest in Stingray Pipeline Company LLC (see Note 5 of Notes to the accompanying interim consolidated financial statements) and the sale of certain NGPL transportation capacity to Aquila Energy as announced on September 27, 1999.

Midstream operating income before corporate expenses decreased by $28.6 million from $309.6 million for the nine months ended September 30, 1998, to $281.0 million for the first nine months of 1999. The Midstream segment was negatively impacted in 1999, relative to 1998, primarily by reduced per unit margins due to the factors described preceding. This impact was partially offset by (i) the fact that 1999 results include nine months of the operations of MidCon, while 1998 results include only eight months, (ii) increased 1999 throughput and (iii) the reduction in the 1999 depreciation and amortization rate beginning in the third quarter as described preceding.

       24                                                       Form 10-Q

                                     Three Months Ended September 30      Nine Months Ended September 30
                                    ---------------------------------   ---------------------------------
                                                            (Dollars in Millions)
                                                             Increase                            Increase
Downstream Retail and Marketing        1999        1998     (Decrease)     1999        1998     (Decrease)
-------------------------------        ----        ----     ----------     ----        ----     ----------
Operating Revenues
  Gas Sales                         $1,114.9    $ 615.6     $ 499.3     $2,671.4    $2,042.8    $ 628.6
  Transportation and Other              21.8       41.0       (19.2)        68.9        70.1       (1.2)
                                    --------    -------     -------     --------    --------    -------
                                     1,136.7      656.6       480.1      2,740.3     2,112.9      627.4
  Less - Gas Purchases and Other
Costs of Sales                       1,124.8      626.2       498.6      2,684.5     2,018.7      665.8
                                    --------    -------     -------     --------    --------    -------
Gross Margin                            11.9       30.4       (18.5)        55.8        94.2      (38.4)
                                    --------    -------     -------     --------    --------    -------

Operating Expenses
  Operations and Maintenance            9.2         6.9         2.3         27.6        27.6          -
  Depreciation and Amortization         3.3         4.2        (0.9)        10.4        11.0       (0.6)
  Taxes, Other Than Income Taxes        1.5         1.8        (0.3)         4.6         4.9       (0.3)
                                    --------    -------     -------     --------    --------    -------
                                       14.0        12.9         1.1         42.6        43.5       (0.9)
                                    --------    -------     -------     --------    --------    -------


Operating Income (Loss) Before
  Corporate Expenses                $  (2.1)    $  17.5     $ (19.6)    $   13.2    $   50.7    $ (37.5)
                                    =======     =======     =======     ========    ========    =======

Gas Sales (Trillion Btus)             438.1       325.3       112.8      1,210.2       936.7      273.5
                                    =======     =======     =======     ========    ========    =======


Downstream's operating results before corporate expenses decreased by $19.6 million from $17.5 million of income for the three months ended September 30, 1998, to a loss of $2.1 million
for the third quarter of 1999.   Downstream results were
negatively impacted in 1999, relative to 1998, by (i) approximately $8.6 million of reduced sales and transport margins from retail gas distribution, primarily due to the weather-related reduction in 1999 irrigation demand, (ii) reduced 1999 per unit margins from commodity marketing resulting from lower 1999 demand for relatively high margin electric generation and irrigation load in the Texas market areas, (iii) higher operations and maintenance expenses related to the Nebraska Choice Gas program and (iv) higher fuel and maintenance costs at the Company's electric generating facilities. In April 1999, Commodity Marketing became a principal gas supplier to Texas intrastate affiliate pipelines, which resulted in a 35 percent increase in third quarter 1999 sales volumes.

Downstream's operating income before corporate expenses decreased by $37.5 million from $50.7 million for the nine months ended September 30, 1998 to $13.2 million for the first nine months of 1999. Downstream results were negatively impacted in 1999, relative to 1998, by (i) approximately $10 million of reduced margins from commodity marketing, (ii) approximately $17 million of reduced margins from retail gas sales and transportation, due primarily to weather-related factors, lower unit margins resulting from the Nebraska Choice Gas program and adjustments to deferred purchased gas costs and (iii) the inclusion in 1998 earnings of (a) $5.4 million in margins from sales of storage gas, (b) income related to the favorable resolution of certain above market gas purchase contracts and (c) first quarter 1998 operating income from the Company's Kansas gas distribution
properties which were sold on March 31, 1998.   These negative
impacts were partially offset by income from the Thermo assets in 1999 (see Note 2 of Notes to the accompanying interim Consolidated Financial Statements). As noted above, the significant increase in 1999 gas sales volumes reflects Commodity Marketing's role as a gas supplier to Texas intrastate affiliates; additionally, 1998 volumes include only eight months of MidCon commodity marketing activity.

                                     Three Months Ended September 30        Nine Months Ended September 30
                                    ----------------------------------   ----------------------------------
                                                                 (In Millions)
                                                             Increase                              Increase
Corporate Expenses                    1999         1998     (Decrease)       1999        1998     (Decrease)
------------------                    ----         ----     ----------       ----        ----     ----------
General and Administrative          $ 32.0       $ 32.0       $    -      $ 103.8     $  92.8       $ 11.0
Merger-related and Severance Costs    11.0            -         11.0         11.0         5.8          5.2
                                    ------       ------       ------      -------     -------       ------
                                    $ 43.0       $ 32.0       $ 11.0      $ 114.8     $  98.6       $ 16.2
                                    ======       ======       ======      =======     =======       ======

       25                                                       Form 10-Q

The merger-related and severance costs in 1999 represent costs (principally severance) related to the K N Energy, Inc. acquisition by merger of Kinder Morgan Delaware. The merger-related and severance costs in 1998 represent costs related to the MidCon acquisition. See Note 2 of Notes to the accompanying interim Consolidated Financial Statements for more information regarding these business combinations. The increase in general and administrative expenses for the nine months ended September 30, 1999, over the same period in 1998, was due principally to
(i) the fact that 1999 results include nine months of the operations of MidCon, while 1998 results include only eight months and (ii) reduced 1999 capitalization of overhead due to a reduced level of capital spending.

                                     Three Months Ended September 30       Nine Months Ended September 30
                                    ----------------------------------   ----------------------------------
                                                                 (In Millions)
                                                             Earnings                              Earnings
                                                             Increase                              Increase
Other Income and (Deductions)         1999         1998     (Decrease)       1999        1998     (Decrease)
-----------------------------         ----         ----     ----------       ----        ----     ----------
Interest Expense, Net               $(69.8)      $(64.5)      $ (5.3)     $(210.5)    $(178.3)      $(32.2)
Minority Interests                    (5.6)        (4.4)        (1.2)       (16.8)      (11.4)        (5.4)
Other, Net                            15.2         14.9          0.3         36.6        28.0          8.6
                                    ------       ------       ------      -------     -------       ------
                                    $(60.2)      $(54.0)      $ (6.2)     $(190.7)    $(161.7)      $(29.0)
                                    ======       ======       ======      =======     =======       ======


The increase of $5.3 million in "Interest Expense, Net" for the three months ended September 30, 1999, over the corresponding period of 1998, was largely due to the cumulative impact of reduced 1998 and 1999 cash flows from operations and associated increases in debt levels, resulting from the depressed pricing environment and unfavorable weather experienced during the twelve months ended September 30, 1999, as described preceding. The factors were partially offset by decreased capital spending and increased proceeds from asset sales, see "Liquidity and Capital Resources" elsewhere herein. The increase in net expense associated with "Minority Interests" in 1999, relative to 1998, principally reflects improved operating results from the Company's 55 percent-owned Wildhorse joint venture. The minor increase in "Other, Net" from 1998 to 1999 was principally due to the net impact of (i) the September 1999 pre-tax gain of $11.4 million from the sale of the Company's interest in the Stingray Pipeline Company, L.L.C. and West Cameron Dehydration Company, L.L.C. and (ii) the September 1998 pre-tax gain of $10.9 million from the Company's sale of certain microwave towers and associated facilities.

The increase of $32.2 million in "Interest Expense, Net" for the nine months ended September 30, 1999, over the corresponding period of 1998, was largely due to the factors affecting the quarters as described preceding, and to the financing associated with the January 30, 1998 acquisition of MidCon. The increase in net expense associated with "Minority Interests" in 1999, relative to 1998, was principally due to dividend requirements associated with the $175 million of Capital Trust Securities issued in April 1998 (see Note 11 of Notes to the accompanying interim Consolidated Financial Statements). The $8.6 million increase in "Other, Net" from 1998 to 1999 was principally due to the net impact of (i) the June, 1999 pre-tax gain of $17.5 million from the sale of the Company's interests in the HIOS and UTOS offshore pipeline systems, (ii) the September, 1999 pre-tax gain of $11.4 million from the sale of the Company's interest in Stingray Pipeline Company, L.L.C. and West Cameron Dehydration Company, L.L.C., (iii) the March 1998 pre-tax gain of $8.5 million from the Company's sale of its Kansas natural gas distribution properties and (iv) the September 1998 pre-tax gain of $10.9 million from the Company's sale of certain microwave towers and facilities.

                                 Three Months Ended September 30       Nine Months Ended September 30
                                ----------------------------------   ----------------------------------
                                                         (Dollars In Millions)
Income Taxes on Continuing
--------------------------                               Increase                             Increase
  Operations                       1999        1998     (Decrease)      1999        1998     (Decrease)
  ----------                       ----        ----     ----------      ----        ----     ----------
    Provision (Benefit)          $ (1.1)     $ 14.7      $ (15.8)     $  5.2      $ 39.1       $(33.9)
                                 ======      ======      =======      ======      ======       ======
    Effective Tax Rate             39.0%       37.0%         2.0%       39.0%       37.0%         2.0%
                                 ======      ======      =======      ======      ======       ======


       26                                                       Form 10-Q

The $15.8 million net decrease in income tax expense from continuing operations for the three months ended September 30, 1999 from the corresponding period of 1998 is principally attributable to the decrease in 1999 pre-tax income.

The $33.9 million net decrease in income tax expense from continuing operations for the nine months ended September 30, 1999 from the corresponding period of 1998 reflected a decrease of approximately $34.1 million attributable to a decrease in 1999 pre-tax income and an increase of approximately $0.2 million attributable to a change in the effective tax rate.

Discontinued Operations
-----------------------

During the third quarter, the Company adopted a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through the Company's en*able joint venture with PacifiCorp (see Note 6 of Notes to the accompanying interim Consolidated Financial Statements). The principal assets of this discontinued line of business remaining as of September 30, 1999 consisted of an investment in en*able and an indirect investment in Orcom Solutions (a provider of custom software and outsource billing solutions for utilities and a wholly owned subsidiary of en*able). The results of these operations and projected costs of disposal, net of tax, have been reported under the captions "Loss from Discontinued Operations" and "Loss on Disposal of Discontinued Operations," respectively, in the accompanying interim Consolidated Statements of Income.

The Company currently expects that it will record additional charges to discontinued operations in the fourth quarter of 1999, see Note 6 of Notes to the accompanying interim Consolidated
Financial Statements.

Liquidity and Capital Resources
-------------------------------

The following table illustrates the sources of the Company's invested capital. These balances reflect the incremental capital associated with the acquisition of MidCon, including the post-acquisition refinancings completed in 1998 (see Notes 2 and 11 of Notes to the accompanying interim Consolidated Financial Statements). The Company's capital structure will change materially from that shown as of September 30, 1999, as a result of common stock issued in conjunction with the Company's October 7, 1999 acquisition of Kinder Morgan Delaware (see Note 2 of Notes to the accompanying Interim Consolidated Financial Statements).

       27                                                       Form 10-Q

                                     September 30                         December 31
                              --------------------------   -----------------------------------------
                                                      (Dollars in Thousands)
                                  1999          1998           1998          1997          1996
                                  ----          ----           ----          ----          ----
Long-Term Debt                $3,298,484    $ 2,905,688    $ 3,300,025   $   553,816   $   423,676
Common Equity                  1,223,958      1,263,544      1,216,821       606,132       519,794
Preferred Stock                        -          7,000          7,000         7,000         7,000
Capital Trust Securities         275,000        275,000        275,000       100,000             -
                              ----------    -----------    -----------   -----------   -----------
  Capitalization               4,797,442      4,451,232      4,798,846     1,266,948       950,470
Short-Term Debt                  585,867      2,167,297 1    1,702,013 1     359,951       156,271
                              ----------    -----------    -----------   -----------   -----------
  Invested Capital            $5,383,309    $ 6,618,529    $ 6,500,859   $ 1,626,899   $ 1,106,741
                              ==========    ===========    ===========   ===========   ===========
Capitalization:
---------------
  Long-Term Debt                   68.8%          65.2%          68.8%         43.7%         44.6%
  Common Equity                    25.5%          28.4%          25.4%         47.8%         54.7%
  Preferred Stock                     -            0.2%           0.1%          0.6%          0.7%
  Capital Trust Securities          5.7%           6.2%           5.7%          7.9%            -

Invested Capital:
-----------------
  Total Debt                       72.2%          76.6%          76.9%         56.2%         52.4%
  Equity, Including Capital
   Trust Securities                27.8%          23.4%          23.1%         43.8%         47.6%

(1)Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon, which Note was repaid in January 1999.


The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash
Flows and related supplemental disclosures.

Net Cash Flows From Operating Activities
----------------------------------------

The net cash inflow from operating activities increased from $3.1 million for the nine months ended September 30, 1998, to $123.5 million for the first nine months of 1999, an increase of $120.4 million. Excluding the impact of discontinued operations, cash flow increased by $124.3 million, from $11.9 million in 1998 to $136.2 million in 1999. These increases are primarily attributable to the net impact of (i) the September 1999 sale of $150 million of accounts receivable (see Note 7 of Notes to the accompanying Consolidated Financial Statements), (ii) approximately $82 million of increased 1999 cash flow from changes in levels of gas in underground storage, (iii) the inclusion in 1998 results of $27.5 million of proceeds from the buyout of certain contractual gas purchase obligations, (iv) increased 1999 interest payments and (v) the decrease in 1999 earnings before non-cash charges and credits.

Net Cash Flows From Investing Activities
----------------------------------------

The net cash inflow from investing activities for the nine months ended September 30, 1999, consisted principally of (i) $1.1 billion of proceeds from the sale of U.S. government securities, which were used, together with additional short-term borrowings, to repay the Substitute Note (see "Net Cash Flows From Financing Activities" following), (ii) $170.7 million of net cash outflows for capital expenditures, acquisitions and investments, (iii) proceeds of $28.7 million from the sale of Tom Brown, Inc. preferred stock and (iv) $89.6 million of proceeds from sales of other assets. The net cash outflow from investing activities for the nine months ended September 30, 1998 consisted principally of
(i) $2.2 billion in cash paid to Occidental for the purchase of MidCon, (ii) net purchases of $1.1 billion of U.S. government securities as collateral for the Substitute Note and as collateral for the Thermo purchase obligation, (iii) $239.8 million of net cash outflows for capital expenditures, other acquisitions and investments and (iv) $28.8 million of proceeds from sales of other assets.

       28                                                        Form 10-Q

On August 3, 1999, the Company announced plans to divest itself of certain non-strategic assets. In addition, the Company continues to evaluate its asset base for potential additional divestitures, (see Note 6 of Notes to the accompanying interim Consolidated Financial Statements).

Net Cash Flows From Financing Activities
----------------------------------------

The net cash outflow for financing activities for the nine months ended September 30, 1999, was principally attributable to the January 4, 1999, repayment of the Substitute Note (see Notes 2 and 11 of Notes to the accompanying interim Consolidated Financial Statements). The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities which had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings. In addition, 1999 cash flows include (i) the payment of $42.5 million of common and preferred dividends, (ii) the payment of $7.4 million to redeem preferred stock, (iii) payments of $5.2 million for the retirement of long-term debt and (iii) receipt of $5.6 million for common stock issued. The Company has announced the fact that future dividends are expected to decrease, see "Plan for the Combined Kinder Morgan" elsewhere herein.

The net cash inflow from financing activities of $3.5 billion for the nine months ended September 30, 1998, was principally the result of financing activities in conjunction with the purchase of MidCon (see Notes 2 and 11 of Notes to the accompanying interim Consolidated Financial Statements). In March 1998, the Company issued 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of common stock in an underwritten public offering, receiving net proceeds of approximately $624.6 million. Also in March 1998, the Company issued $2.35 billion principal amount of debt securities of varying maturities and interest rates in an underwritten public offering, receiving net proceeds of approximately $2.34 billion. The net proceeds from these two offerings were used to refinance borrowings under the MidCon acquisition financing arrangements and to purchase U.S. government securities to collateralize a portion of the Substitute Note. In April 1998, the Company sold $175 million of 7.63% Capital Securities due April 15, 2028, in an underwritten offering, with the net proceeds of $173.1 million used to purchase U.S. government securities to further collateralize the Substitute Note. In addition, 1998 results include (i) the payment of $37.9 million of common and preferred dividends, (ii) payments of $23.6 million to retire long-term debt, (iii) receipt of $11.7 million for other common stock issued, and (iv) $16.8 million of minority interest contributions.

The Company's principal sources of short-term liquidity are its revolving bank facilities totaling $1 billion. At September 30, 1999, the Company had $578.7 million of bank borrowings and commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $606.4 million at October 22, 1999. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $405.5 million and $377.8 million at September 30, 1999 and October 22, 1999, respectively. As described in the Company's Report on Form 10-K for the year ended December 31, 1998, the Company's bank facilities and certain of its operating lease arrangements contain covenants related to the Company's ratio of debt to total capitalization, consolidated net worth and debt ratings.

In addition, in September 1999, the Company established a receivables sales facility that provides up to $150 million of additional liquidity. In accordance with this agreement, proceeds of $150 million were received on September 30, 1999 and subsequently were used to retire debt obligations of Kinder Morgan, Inc. outstanding at the time of its acquisition by the Company (see Note 7 of Notes to the accompanying interim Consolidated Financial Statements). In accordance with authoritative accounting guidelines, cash flows associated with this facility are included with "Cash flows from Operating Activities" in the accompanying interim Consolidated Statements of Cash Flows.

       29                                                       Form 10-Q

Regulation
----------

On January 23, 1998, K N Interstate Gas Transmission Co. ("KNI"), a wholly owned subsidiary of the Company, filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues. As a result of the FERC's action, KNI was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund have been recorded based on its expectation of ultimate resolution. By a subsequent order, the FERC required KNI to remove costs associated with the Pony Express project and to refund the associated dollars. The interim refund, associated with the ordered removal of the Pony Express facilities' costs from KNI's rates, amounts to approximately $13 million, and has yet to be refunded. KNI has filed for rehearing of the FERC's orders that addressed Pony Express. As a result of a settlement conference held on October, 27, 1999, KNI has filed a comprehensive Stipulation and Agreement on November 3, 1999, which, if approved by the FERC, will resolve this proceeding.

On December 29, 1998, Rocky Mountain Natural Gas Company ("RMNG"), a wholly owned subsidiary of Kinder Morgan, received a "show cause" order from the Colorado Public Utilities Commission (the "Commission"). RMNG has reached settlement on the issue, and a Stipulation and Agreement memorializing the settlement with the Staff of the Commission and the Office of Consumer Counsel has been filed and approved. As part of this settlement, RMNG agreed to reduce its sales and transportation rates effective June 1, 1999. The settled rate reduction is anticipated to reduce RMNG's annual revenues by approximately $0.9 million per year.

Environmental and Legal Matters
-------------------------------

See Note 21 of Notes to the accompanying interim Consolidated
Financial Statements for information regarding environmental and legal matters.

Plan for the Combined Kinder Morgan
------------------------------------

In conjunction with the Company's completed acquisition by merger of Kinder Morgan Delaware, the Company has announced plans to institute a "back to basics" strategy to improve the Company's financial performance. As part of this strategy, the Company has or intends to:

     * Focus on and enhance utilization of core assets. The Company's current plans contemplate that core businesses will include interstate natural gas pipelines and associated assets, interstate refined products pipelines, bulk terminals, retail natural gas distribution and power development.

     * Sell non-core assets to de-leverage the balance sheet. The Company has previously reported the identification of a number of assets for potential divestiture and the process is continuing (see Note 6 of Notes to the accompanying interim Consolidated Financial Statements). In total, the sale of non-strategic assets is currently expected to reduce debt and long-term leases by $750 million to $1 billion.

     * Sell select core assets for fair value to Kinder Morgan Energy Partners (NYSE:ENP), a publicly traded master limited partnership. Any such assets sold must qualify for the partnership and be accretive to distributions per unit. By selling assets to KMEP, the Company will continue to participate in their future growth through its general and limited partner interests.

       30                                                       Form 10-Q

     * Reduce corporate overhead costs by $65 million to $70 million annually starting in 2000. Approximately one-third of the savings is expected to come from payroll reductions. Nearly all of the cost cuts will occur at the corporate level as opposed to field operations. Regulated operations and services will not be adversely affected by the cost reductions.

     * Align employee and shareholder incentives. Richard Kinder and William Morgan, who became the two largest individual shareholders of the merged company upon closing, are the top two executives of the Company and receive a salary of $1 per year. In addition, all full-time employees (other than Richard Kinder and William Morgan) have been issued stock options under a newly created stock option program (see Note 8 of Notes to the accompanying interim Consolidated Financial Statements).

     * Recommend to the new board of the combined company a reduction of the dividend from $0.80 per share to $0.20 per share annually. This measure would save nearly $70 million in cash annually that could be used to reduce debt and fuel growth initiatives. The Company is committed to increasing the dividend as the Company's financial performance improves.

     * Aggressively seek accretive acquisitions and expansions in core businesses. For example, the Company will pursue power development and retail natural gas distribution opportunities, as well as strategic growth projects along its interstate pipeline systems.

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

Some computers and programs, and some devices containing computer chips ("embedded chips") store or process dates containing the Year 2000 as "00" and they may fail to recognize the Year 2000 as a leap year. This can result in inaccurate date-related calculations. It is expected that once the Year 2000 arrives, computers, computer programs and devices with embedded chips that have not been identified, and if necessary modified to correct this problem, may not function normally. The Company relies on a number of automated systems to conduct its operation's and to transact its business, as is common among large diversified energy companies. In addition, certain of the Company's pipelines and processing equipment and related systems contain electric controls or other devices containing embedded chips. These controls may also be adversely affected by this problem. Similarly, third party vendors and servicers also have automated systems that may be adversely affected by this problem.

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

       31                                                       Form 10-Q

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

The aim of the Plan is to take reasonable steps to prevent the Company's mission critical functions from being impaired due to the Year 2000 problem. "Mission critical" describes those systems, devices, functions and external entities that are of material importance to maintaining the Company's capacity to deliver and account for products and services without interruption, and to maintain the Company's supporting business operations with no material disruption or diminution in quality. Each of the Company's operating units is in various stages of implementing the Plan to address the Year 2000 problem. These efforts include:

     * an inventory of systems and areas which may need to be corrected;
     * an assessment of potential problems;
     * remediation and implementation, with priority given to mission critical items;
     * the testing of such systems and devices; and
     * the development of contingency plans in case the Company cannot correct the problem in time, or in the event certain facets of the Year 2000 problem go undetected or do not manifest themselves until after January 1, 2000.

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

       32                                                       Form 10-Q

As of October 21, 1999, the Company and all of its business units were at various points in implementation of the Plan. The
Company tracks its progress towards implementing the Plan in the following categories: (i) internal software applications and systems, which includes the Company's information technology applications and programs ("IT Systems"), (ii) field systems, which includes the various automated systems that are used to gather, process and transport the Company's natural gas ("Automation") and measurement accounting, which includes the Company's systems to measure the gas flow ("Measurement"), (iii) desktop systems, which includes the internal computers utilized by the Company's employees, and (iv) external entities, which includes an assessment of the Company's critical vendors and suppliers and their Year 2000 readiness ("External Entities"). The chart below shows the dates that the Company has completed or expects to complete, as applicable, the stages in the listed categories:

                                                       Stages
                    ----------------------------------------------------------------------------
Categories                                                              Contingency  Year 2000
                     Inventory   Assessment   Remediation    Testing     Planning      Ready
                     ---------   ----------   -----------    -------     --------      -----
IT Systems             12/97         4/98        10/99        10/99         9/99       11/99
Field Systems:
   Automation          12/98         6/99        11/99         8/99         7/99       11/99
   Measurement         12/98         3/99        10/99         8/99         7/99       10/99
Desktop                 7/99         8/99        10/99        10/99         6/99       10/99
External Entities      10/98         8/99        N/A*         N/A*          9/99        9/99

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

The Company also relies on suppliers, business partners and other External Entities that may or may not be addressing their own problems associated with the Year 2000 problem. The Company has sent out questionnaires to External Entities to determine what steps they have taken to correct any Year 2000 problems they may have. The Company has no control over such External Entities' efforts, so the Company has developed contingency plans in case such External Entities do not complete their efforts before the Year 2000.

The contingency plans developed by the Company will address the fact that despite the Company's good faith reasonable efforts, the Company may not be able to remediate all of its mission critical systems. In addition, External Entities that do business with the Company may not be Year 2000 ready. The Company's contingency plans call for teams of employees to be available in the evening of December 31, 1999 and on other key dates such as February 29, 2000, to respond rapidly to any Year 2000-related problem that occurs or affects the Company's mission
critical systems.   The contingency plans call for an on-going
assessment of the Year 2000 problem following January 1, 2000 and procedures for remediating any problems that arise.

       33                                                       Form 10-Q

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

The SEC's guidelines also require the Company to address the most reasonably likely worst case scenarios resulting from the Year 2000 problem. As a result of the Year 2000 problem, the Company may be faced with: failure of electrical, gas and similar services and supplies from utilities, disruption of telecommunications facilities, interruptions in the nation's transportation systems, failure of a substantial number of the Company's mission critical computer hardware and software systems, including mission critical internal systems as well as systems that control operational facilities such as pipeline, electric generation, transmission and distribution systems, re-coding errors due to the failure to fix all of the Company's computer code, failure to discover or fix all embedded chips and sabotage. In addition, the Company's key suppliers or customers may experience their own Year 2000 problems in a way that materially adversely affects the Company's ability to do business without interruption or disruption. The Company could also face substantial claims from customers for loss of revenues due to service interruptions, for the Company's inability to account for revenues, for inaccurate customer billing, or for unfulfilled contractual obligations. The Company could face substantial expenses from Year-2000 related litigation, for fixing problems following the failure of mission critical systems and for executing the contingency plans. As a result of the cumulative impact of these events, the Company's business may be materially adversely affected. The adverse impact of these events occurring can not be quantified at this time.

In addition to the Plan, the Company is in the process of developing contingency plans to address issues associated with the reasonably likely worst case scenarios. The Company has completed such contingency plans for field operations, and is in the process of developing contingency plans for mission critical systems Company-wide and expects to have such plans completed in advance of January 1, 2000.

The Company does not believe that the direct costs associated with the Year 2000 problem will be material to its business, financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 1998, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


       34                                                       Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1996, the Company and RMNG, along with over 70 other natural gas companies, were served by Jack J. Grynberg, acting on behalf of the Government of the United States, with a Civil False Claims Act lawsuit filed in Washington, D.C. alleging mismeasurement of the heating content and volume of natural gas on Federal and Native American land resulting in underpayment of royalties to the federal government. The Company and the other named companies filed a motion to dismiss the lawsuit on grounds of improper joinder and lack of jurisdiction. The motion was granted in 1997. Mr. Grynberg appealed the dismissal of the action based on improper joinder, and the D.C. Court of Appeals affirmed the joinder decision in October 1998. Mr. Grynberg has now filed over 70 new cases against over 350 defendants in nine separate Federal Courts. The action against the Company, modified somewhat from his original action, was filed in Federal District Court, District of Colorado, and the Company was served in this action on May 25, 1999. The Department of Justice decided not to intervene in these cases in support of Grynberg's complaint. On October 21, 1999, the Panel on the Multi-District Litigation consolidated all of these cases in the Federal District Court of Wyoming.

On September 23, 1999, a complaint styled as the First Amended Class Action Petition regarding "Quinque Operating Company, et al.
v. Gas Pipelines, et al.," Case No. 99-C-30, Stevens County District Court, Kansas, was filed. The complaint names over 200 natural gas companies including the Company, K N Interstate Gas Transmission Co., K N Natural Gas, Inc., MidCon Corporation, MidCon Gas Services Corporation, MidCon Marketing Corporation, MidCon Texas Pipeline Operator, Inc., Natural Gas Pipeline
Company of America, Northern Gas Company, Rocky Mountain Natural Gas Company, TCP Gathering Company, and Westar Transmission Co. The complaint contains allegations of mismeasurement of the heating content and volume of natural gas on non-Federal and non-Native American lands similar to the allegations contained in the above-referenced False Claim Act lawsuit dealing with Federal and Native American land. On September 24, 1999, Defendant Northern Natural Gas Company filed a Notice of Removal to the United
States District Court for the District of Kansas, Case No. 99-1390-MLB. Subsequently, Defendants notified the Panel on Multi-District Litigation of the existence of this case and requested that it be consolidated as a "tag-a-long" action with the above-referenced False Claim Act case in Wyoming.

The Company believes it has meritorious defenses to all lawsuits and legal proceeds in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, the Company believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

On October 7, 1999, the Company issued 200,000 shares of common stock, par value of $5.00 per share, of the Company to Petrie Parkman (the "Petrie Shares") pursuant to the terms of the engagement letter between Petrie Parkman and the Company dated as of June 24, 1999, as amended as of August 20, 1999, in consideration for Petrie Parkman's advisory services rendered in connection with the acquisition of Kinder Morgan Delaware. The issuance of the Petrie Shares was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

       35                                                       Form 10-Q

Item 4.  Submission of Matters to a Vote of Security Holders

a.) The Company held a Special Meeting of Stockholders on September 28, 1999 (the "Special Meeting").

b.) Proxies for the Special Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

c.)  The matters set forth below were voted on at the Special
     Meeting:

     (i)  A proposal to approve the issuance of approximately
          41,500,000 shares of Company common stock in connection with the proposed merger pursuant to which Kinder Morgan Delaware will become a wholly owned subsidiary of the Company, was approved and the number of affirmative votes, negative votes and abstentions with respect to this matter were as follows:

          For:      53,280,108
          Against:     488,072
          Abstain:     270,964

     (ii) A proposal to approve an amendment to the Company's articles of incorporation to change the Company's name to "Kinder Morgan, Inc.," was approved and the number of affirmative votes, negative votes and abstentions were respect to this matter were as follows:

          For:      52,486,616
          Against:   1,317,030
          Abstain:     235,498

Item 5.  Other Information

On October 7, 1999, the Company consummated its acquisition of Kinder Morgan Delaware pursuant to the terms of the merger agreement. Also, on October 7, 1999, upon the consummation of the transactions contemplated by the merger agreement, David W. Burkholder, Robert H. Chitwood, Howard P. Coghlan, Jordan L. Haines and James C. Taylor resigned from the Company's Board of Directors. In addition, upon consummation of the merger, the Company entered into Governance Agreements with each of Richard
D. Kinder and Morgan Associates, Inc. On October 8, 1999, the number of directors constituting the Company's Board of Directors was set at ten and the remaining directors, in accordance with the Governance Agreements described above, appointed Richard D. Kinder, William V. Morgan, Fayez Sarofim and Ted A. Gardner to fill the vacancies on the Company's Board of Directors.

On August 5, 1999, John F. Riordan resigned from the Board of
Directors.

Effective July 31, 1999, Clyde McKenzie, Chief Financial Officer,
Mort Aaronson, Chief Marketing Officer, and John DiNardo,
Executive Vice President of K N Gas Gathering, left the company as part of a corporate reorganization.

Effective July 8, 1999, Larry D. Hall resigned his post as Chairman and Chief Executive Officer of the Company. At that time, Stewart Bliss, an independent member of the Company's Board of Directors, assumed the Chairman and CEO positions on an interim basis. Upon closing of the acquisition by merger of Kinder Morgan Delaware, Richard D. Kinder, Chairman and CEO of Kinder Morgan Delaware, was named Chairman

       36                                                       Form 10-Q

and CEO of the Company. For more information concerning the acquisition of Kinder Morgan Delaware, see Note 2 of Notes to the interim Consolidated Financial Statements, included elsewhere herein.

On June 24, 1999, Richard D. Kinder resigned from the Board of Directors to pursue the transaction between the Company and Kinder Morgan Delaware. On June 20, 1999, David M. Carmichael resigned from the Company's Board of Directors to pursue another business venture.

Item 6.  Exhibits

(A) Exhibits

     2.1  Agreement and Plan of Merger dated July 8,
          1999, among the Company, Rockies Merger Corp. and
          Kinder Morgan Delaware (incorporated by reference to
          Exhibit 2.1 to the Company's Registration Statement on
          Form S-4 filed on August 23, 1999 (File No.
          333-85747)).

     2.2 First Amendment to the Agreement and Plan of Merger dated August 20, 1999, among the Company, Rockies Merger Corp. and Kinder Morgan Delaware (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747)).

     *3.1 Certificate of Amendment to the Restated Articles of
          Incorporation of the Company as filed on October 7, 1999, with the Secretary of State of Kansas.

     *3.2 Bylaws of the Company as amended to October 7, 1999.

     *4.1 Amendment No. 2 to Rights Agreement of the Company dated July 8, 1999, between the Company and First
          Chicago Trust Company of New York.

     10.1 Governance Agreement dated October 7, 1999, between the
          Company and Richard D. Kinder (incorporated by reference to Exhibit 99.C of the Schedule 13D filed by Mr. Kinder on October 8, 1999).

     10.2 Governance Agreement dated October 7, 1999, between the
          Company and Morgan Associates, Inc. (incorporated by reference to Exhibit 99.C of the Schedule 13D filed by Morgan Associates, Inc. and William V. Morgan on
          October 8, 1999).

     10.3 Employment Agreement dated October 7, 1999, between the
          Company and Richard D. Kinder (incorporated by reference to Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on October 8, 1999).

    *10.4 Receivables Purchase Agreement dated September 28,
          1999, among KN Receivables Corporation, as Seller, Falcon Asset Securitization Corporation, International Securitization Corporation and The Financial Institutions Party Hereto, as Investors and Bank One, NA, as Agent.


       37                                                       Form 10-Q

    *10.5 Receivables Sale Agreement dated September 28, 1999, between K N Energy, Inc., as the Originator, and other
          Originators specified herein and KN Receivables
          Corporation, as Buyer.

    *27.1 Financial Data Schedule

*  filed herewith

(B) Reports on Form 8-K

Current Report on Form 8-K dated July 14, 1999, was filed July
14, 1999, pursuant to Items 5 and 7 of that form. The following was disclosed pursuant to Item 5 of that form:
     1) K N Energy, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of July 8, 1999, by and among K N Energy, Inc. and Rockies Merger Corp., a wholly owned subsidiary of K N Energy, Inc., and Kinder Morgan Delaware.
     2) Certain stockholders of Kinder Morgan Delaware entered into a Voting Agreement (the "Voting Agreement") whereby they agreed, among other things, to vote their shares of Kinder Morgan Delaware common stock in favor of the merger.
     3) On June 20, 1999, David M. Carmichael resigned from the
        Company's Board of Directors to pursue another business venture. On June 24, 1999, Richard D. Kinder resigned from K N Energy, Inc.'s Board of Directors. On July 8, 1999, Larry D. Hall resigned his post as Chairman and Chief Executive Officer of K N Energy, Inc.
     4) Stewart A. Bliss, a director of the Company, assumed the Company Chairman and CEO positions on an interim basis. Upon consummation of the merger, Mr. Kinder will be named Chairman and Chief Executive Officer of the Company.
Pursuant to Item 7 of that form, the Merger Agreement, the Voting Agreement and a joint press release of K N Energy, Inc. and Kinder Morgan, Inc. issued July 8, 1999, announcing the merger were filed as exhibits.

Current Report on Form 8-K dated September 15, 1999, was filed September 15, 1999, pursuant to Item 5 and Item 7 of that form. A press release outlining the strategies that the Company plans to implement following the completion of the merger in which Kinder Morgan Delaware will become a wholly owned subsidiary of the Company was disclosed pursuant to Item 5. The press release was attached as an exhibit pursuant to Item 7.

Current Report on Form 8-K dated September 29, 1999, was filed on September 29, 1999, pursuant to Item 5 and Item 7 of that form.
A press release announcing that the Company's stockholders had approved the issuance of shares of the Company's common stock in connection with the merger of a wholly owned subsidiary of the Company with and into Kinder Morgan Delaware and that the Company's stockholders had approved an amendment to the Company's Articles of Incorporation to change the Company's name to Kinder Morgan, Inc. upon completion of the Merger was disclosed pursuant to Item 5. The press release was attached as an exhibit pursuant to Item 7.

       38                                                       Form 10-Q

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KINDER MORGAN, INC.
                              (Registrant)


November 5, 1999              /s/ Jack W. Ellis II
                              -----------------------------------
                              Jack W. Ellis II
                              Vice President and Controller
                              (On Behalf of the Registrant and as
                              Principal Accounting Officer)


                          EXHIBIT INDEX

     2.1       Agreement and Plan of Merger dated July 8,
               1999, among the Company, Rockies Merger Corp. and
               Kinder Morgan Delaware (incorporated by
               reference to Annex A-1 of the Company's
               Registration Statement on Form S-4 filed on August
               23, 1999 (File No. 333-85747)).

     2.2 First Amendment to the Agreement and Plan of Merger dated August 20, 1999, among the Company, Rockies Merger Corp. and Kinder Morgan Delaware (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747)).

     *3.1      Certificate of Amendment to the Restated
               Articles of Incorporation of the Company as filed on October 7, 1999, with the Secretary of State of Kansas.

     *3.2      Bylaws of the Company as amended to October 7, 1999.

     *4.1      Amendment No. 2 to Rights Agreement of the
               Company dated July 8, 1999, between the Company and First Chicago Trust Company of New York.

     10.1 Governance Agreement dated October 7, 1999, between the Company and Richard D. Kinder
               (incorporated by reference to Exhibit 99.C of the Schedule 13D filed by Mr. Kinder on October 8,
               1999).

     10.2 Governance Agreement dated October 7, 1999, between the Company and Morgan Associates, Inc. (incorporated by reference to Exhibit 99.C of the Schedule 13D filed by Morgan Associates, Inc. and William V. Morgan on October 8, 1999).

     10.3 Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder
               (incorporated by reference to Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on October 8,
               1999).

     *10.4 Receivables Purchase Agreement dated September 28, 1999, among KN Receivables Corporation, as
               Seller, Falcon Asset Securitization Corporation, International Securitization Corporation and The Financial Institutions Party Hereto, as Investors and Bank One, NA, as Agent.

     *10.5     Receivables Sale Agreement dated September 28,
               1999, between K N Energy, Inc., as the Originator, and other Originators specified herein and KN
               Receivables Corporation, as Buyer.

     *27.1     Financial Data Schedule

*    filed herewith