Form 10-K
period 1999-12-31
KINDER MORGAN INC
filed 2000-03-27
CIK 54502

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                             -----------------

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

                          Commission File Number 1-6446
                                                 ------

                               KINDER MORGAN, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                       Kansas                                                                    48-0290000
---------------------------------------------------------------                     ------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)
        1301 McKinney, Suite 3400, Houston, Texas                                                   77010
---------------------------------------------------------------                     ------------------------------------
           (Address of principal executive offices)                                               (Zip Code)

        Registrant's telephone number, including area code (713) 844-9500
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                      Name of each exchange
       Title of each class                                                             on which registered
------------------------------------                                                 -----------------------
Common stock, par value $5 per share                                                 New York Stock Exchange
Preferred share purchase rights                                                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred stock, Class A $5 cumulative series
---------------------------------------------
              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,168,755,111 as of March 10, 2000.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date was: Common stock, $5 par value; authorized 150,000,000 shares; outstanding 113,035,166 shares as of March 10, 2000.

                       Documents Incorporated by Reference
                       -----------------------------------

Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

                      KINDER MORGAN, INC. AND SUBSIDIARIES
                                    CONTENTS

                                                                                               Page Number
                                                     PART I

ITEMS 1&2:          BUSINESS AND PROPERTIES ..............................................         3-13
ITEM 3:             LEGAL PROCEEDINGS ....................................................        13-15
ITEM 4:             SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS ..............           15

                    EXECUTIVE OFFICERS OF THE REGISTRANT .................................        16-18

                                                     PART II

ITEM 5:             MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                       STOCKHOLDER MATTERS ...............................................           19
ITEM 6:             SELECTED FINANCIAL DATA ..............................................           20
ITEM 7:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS ...............................        21-37
ITEM 7A             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ..........           37
ITEM 8:             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........................        38-80
ITEM 9:             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       CONDITION AND RESULTS OF OPERATIONS ...............................           81

                                                    PART III

ITEM 10:            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................           81
ITEM 11:            EXECUTIVE COMPENSATION ...............................................           81
ITEM 12:            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......           82
ITEM 13:            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................           82

                                                     PART IV

ITEM 14:            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8K ...........................................................        83-88

SIGNATURES ...............................................................................           89



Note: Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.

                                     PART I

ITEMS 1 and 2: BUSINESS and PROPERTIES

As used in this report "Kinder Morgan" refers to Kinder Morgan, Inc., a Kansas corporation, together with its consolidated subsidiaries, unless the context otherwise requires. All volumes of natural gas referred to herein are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. As used in this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "MMBtus" means million British thermal units ("Btus") and the term "Bbls" means barrels. Natural gas liquids consist of ethane, propane, butane, iso-butane and natural gasoline.

(A)      General Description

Kinder Morgan is traded on the New York Stock Exchange under the symbol "KMI" and is one of the largest midstream energy companies in America, operating more than 30,000 miles of natural gas and products pipelines in 26 states. It also has significant retail natural gas distribution, electric generation and bulk terminal operations. Kinder Morgan, through a general partner interest, operates Kinder Morgan Energy Partners, L.P., America's largest pipeline master limited partnership, traded on the New York Stock Exchange under the symbol "KMP." Kinder Morgan also holds a significant limited partner interest in Kinder Morgan Energy Partners. Combined, these two entities have an enterprise value of approximately $10 billion.

Kinder Morgan's executive offices are located at 1301 McKinney, Suite 3400, Houston Texas 77010 and its telephone number is (713) 844-9500. Kinder Morgan, (formerly named K N Energy, Inc.) was incorporated in the State of Kansas on May 18, 1927. Kinder Morgan employed 3,195 people at December 31, 1999.

On July 8, 1999, K N Energy announced the signing of an agreement and plan of merger to acquire Kinder Morgan, Inc., a Delaware corporation later renamed Kinder Morgan (Delaware), Inc., the sole stockholder of the general partner of Kinder Morgan Energy Partners. As used in this report, Kinder Morgan Delaware will refer to Kinder Morgan (Delaware), Inc. This merger was completed on October 7, 1999. Pursuant to the terms of the merger agreement, K N Energy issued approximately 41.5 million shares of its common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan Delaware, was named Chairman and Chief Executive Officer of Kinder Morgan. In addition, K N Energy, Inc. was renamed Kinder Morgan, Inc.

As a result of the October 1999 business combination with Kinder Morgan Delaware, Kinder Morgan owns the entity (Kinder Morgan G. P., Inc.) which owns the general partner interest in Kinder Morgan Energy Partners and is the operator of Kinder Morgan Energy Partners. In addition, as of December 31, 1999, and after inclusion of incremental units resulting from the sale of certain assets by Kinder Morgan to Kinder Morgan Energy Partners as discussed following, Kinder Morgan owned approximately 10.7 million limited partner units of Kinder Morgan Energy Partners, representing approximately 18% of the total units outstanding. As a result of Kinder Morgan's general and limited partner interests in Kinder Morgan Energy Partners (including incentive distributions to the general partner), Kinder Morgan currently is entitled to receive approximately 44% of all distributions from Kinder Morgan Energy Partners and approximately 59% of incremental distributions. The actual level of distributions received by Kinder Morgan in the future will vary with the level of distributable cash determined by Kinder Morgan Energy Partners' partnership agreement. Kinder Morgan reflects its investment in Kinder Morgan Energy Partners under the equity method of accounting and, accordingly, reports its share of Kinder Morgan Energy Partners' earnings as "Equity in Earnings" and "Amortization of Excess

Investment" in its consolidated income statement in the period in which such earnings are reported by Kinder Morgan Energy Partners.

Kinder Morgan Energy Partners manages a diverse group of assets used in the transportation, storage and processing of energy products, including six refined products/liquids pipeline systems containing over 5,000 miles of pipeline and over 20 truck loading terminals. Kinder Morgan Energy Partners also operates 25 bulk terminal facilities that transfer over 40 million tons of coal, petroleum coke and other products annually. In addition, Kinder Morgan Energy Partners owns 51% of Plantation Pipeline Company and 20% of Shell CO2 Company. On March 9, 2000, Kinder Morgan Energy Partners announced it had reached a definitive agreement to increase its interest in Shell CO2 Company to 100% by acquiring a 78% limited partner interest and a 2% general partner interest from affiliates of Shell Exploration & Production Company. Kinder Morgan G.P.'s cash incentive distributions provide it with a strong incentive to increase unitholder distributions through the successful management and business growth of Kinder Morgan Energy Partners. Kinder Morgan Energy Partners is the largest publicly traded limited partnership in the pipeline industry and the second largest products pipeline system in the United States in terms of volumes delivered. In most instances, Kinder Morgan Energy Partners transports and/or handles products for a fee and is not engaged in the purchase and resale of commodity products. As a result, Kinder Morgan Energy Partners does not face significant risks relating to shifts in commodity prices.

Effective December 31, 1999, Kinder Morgan sold over $700 million of assets to Kinder Morgan Energy Partners consisting of (i) Kinder Morgan Interstate Gas Transmission LLC (formerly KN Interstate Gas Transmission Co.), (ii) a 49 percent interest in Red Cedar Gathering Company and (iii) a subsidiary that owns a one-third interest in Trailblazer Pipeline Company. As consideration for the transfer, Kinder Morgan received 9.81 million Kinder Morgan Energy Partners common units representing limited partner interests and approximately $330 million ($200 million of which was received in cash on January 21, 2000, with the balance of $130 million represented by a short-term obligation of Kinder Morgan Energy Partners to Kinder Morgan.) In conjunction with the sale, Kinder Morgan recorded a pre-tax gain of approximately $158.8 million. Additional information on this transaction (including certain pro forma financial information) is contained in Kinder Morgan's Report on Form 8-K dated February 4, 2000.

The reader is directed to Kinder Morgan Energy Partners' 1999 Annual Report on Form 10-K for the year ended December 31, 1999 for additional information concerning the business of Kinder Morgan Energy Partners.

During the third quarter of 1999, Kinder Morgan adopted a plan to discontinue the direct marketing of non-energy products and services (principally made under the "Simple Choice" brand), which activities had been carried on largely through Kinder Morgan's en*able joint venture with PacifiCorp. During the fourth quarter of 1999 (following the business combination with Kinder Morgan Delaware and associated management changes as described preceding), Kinder Morgan elected to narrow the focus of its business operations and adopted a plan to dispose of assets and businesses which did not fit its new corporate strategy and risk profile. The businesses identified for discontinuation included (i) the gathering and processing of natural gas, and the provision of field services to natural gas producers, (ii) the commodity marketing of natural gas and natural gas liquids, (iii) international operations and (iv) non-end-user based intrastate pipeline operations. The disposition of all these businesses have been or are expected to be by sale.

During 1999, Kinder Morgan completed the sale of its field services businesses. During early 2000, Kinder Morgan completed the sale of (i) certain of its gathering and processing assets and (ii) Orcom Solutions, which has constituted Kinder Morgan's remaining investment in the direct marketing of non-energy services business. On February 8, 2000, Kinder Morgan announced the signing of a definitive agreement with ONEOK, Inc. for the sale of all of Kinder Morgan's natural gas gathering and processing businesses in Oklahoma, Kansas and West Texas. In addition, ONEOK agreed to purchase Kinder Morgan's marketing and trading businesses, as well as certain storage and transmission pipelines in the mid-continent region. As consideration for the sale,

ONEOK will pay Kinder Morgan $114 million in cash plus an amount equal to working capital at closing and will assume (i) the operating lease on the Bushton, Kansas processing plant and (ii) long-term capacity commitments on Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC. Upon completion of this pending sale, Kinder Morgan's divestiture plan will be more than 80% complete.

Additional information on discontinued operations is contained in the accompanying Consolidated Financial Statements and related Notes, and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

On February 22, 1999, Sempra Energy and Kinder Morgan announced that their respective boards of directors had unanimously approved a definitive agreement under which Sempra and Kinder Morgan would combine in a stock-and-cash transaction valued at $6.0 billion. On June 21, 1999, Sempra and Kinder Morgan announced that they had mutually agreed to terminate the merger agreement. Sempra reimbursed Kinder Morgan $5.95 million for expenses incurred in connection with the proposed merger.

(B)      Narrative Description of Business

OVERVIEW

Kinder Morgan is an integrated energy services provider whose operations include
(i) transportation and storage of natural gas, (ii) retail distribution of natural gas and (iii) electric power generation and sales. In addition, Kinder Morgan has a major investment in liquids and refined products pipelines and bulk terminals through its general and limited partner interests in Kinder Morgan Energy Partners. Reflecting the manner in which Kinder Morgan manages and evaluates the performance of its various business units, Kinder Morgan has segregated the results of operations of its consolidated businesses into (i) Natural Gas Pipeline Company of America and certain associated entities, referred to as "NGPL," a major interstate natural gas pipeline system, (ii) MidCon Texas Pipeline Operator, Inc. and certain associated entities, referred to as "MTP," a major intrastate natural gas pipeline located in Texas, (iii) retail natural gas distribution, referred to as "Retail," providing natural gas utility and certain non-utility services to residential, commercial and industrial customers, (iv) electric power generation and sales, referred to as "Power" and (v) "Other," various other activities not constituting business segments. See Note 19 of Notes to Consolidated Financial Statements for financial information for each of Kinder Morgan's business segments. Kinder Morgan previously engaged in other businesses which have been discontinued or sold to Kinder Morgan Energy Partners, in each case as described preceding. As discussed following, certain of Kinder Morgan's operations are regulated by various federal and state entities.


NATURAL GAS PIPELINE COMPANY OF AMERICA

Through NGPL, Kinder Morgan owns and operates approximately 11,000 miles of interstate natural gas pipelines, field system lines and related facilities, consisting primarily of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. The system is powered by 61 compressor stations in mainline and storage service having an aggregate of approximately 1.0 million horsepower. NGPL's system has over 1,700 points of interconnection with 31 interstate pipelines, 24 intrastate pipelines and 54 local distribution companies and end users, thereby providing significant flexibility in the receipt and delivery of gas. One of NGPL's primary pipelines, the "Amarillo Line," originates in the West Texas and New Mexico producing areas and is comprised of approximately 3,900 miles of mainline and various small-diameter pipelines. The other major pipeline, the "Gulf Coast Line," originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,400 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by NGPL's 700-mile Amarillo/Gulf Coast pipeline.

NGPL provides transportation and storage services to third-party natural gas distribution utilities, marketers and producers, industrial end users, affiliates and other shippers. Pursuant to transportation agreements and Federal Energy Regulatory Commission tariff provisions, NGPL offers its customers firm and interruptible transportation, storage and no-notice services. Under NGPL's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location, time of year and distance of the transportation service provided. Under no-notice service, customers pay a reservation charge for the right to have up to a specified volume of natural gas delivered but, unlike with firm transportation service, are able to meet their peaking requirements without making specific nominations. NGPL's revenues have historically been higher in the first and fourth quarters of the year, reflecting higher system utilization during the colder months. During the winter months, NGPL collects higher transportation commodity revenue, higher interruptible transportation revenue, winter only capacity revenue and higher peak rates on certain contracts.

NGPL's principal delivery market area encompasses the states of Illinois, Indiana and Iowa and portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. NGPL is the largest transporter of gas to the Chicago market and Kinder Morgan believes that its cost of service is one of the most competitive in the region. In 1999, NGPL delivered an average of 4.1 Bcf per day of natural gas to this market. Given its strategic location at the center of the North American pipeline grid, Kinder Morgan believes that Chicago is likely to continue to be a major natural gas trading hub for the rapidly growing markets in the Midwest and Northeast.

Substantially all of NGPL's pipeline capacity to Chicago is committed under firm transportation contracts ranging from one to five years. As of December 31, 1999, approximately 81% of the total transportation volume committed under NGPL's firm transportation contracts had remaining terms of less than three years. NGPL continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts. In September 1999, Kinder Morgan announced
(i) a three year contract with Nicor Gas for approximately 1 Bcf per day of transportation and significant storage services and (ii) a two year contract with Aquila Energy for 500 MMBtu per day of transportation services. In January 2000, Kinder Morgan announced the signing of contracts with Peoples Energy for approximately 300 MMcf per day of firm transportation (generally through 2005) and 20 Bcf of storage services (generally through 2003). Nicor Gas and Peoples Energy are NGPL's two largest customers. As of March 8, 2000, contracts representing 21% of NGPL's total contracted firm transport capacity are scheduled to expire during the remainder of 2000.

Through NGPL, Kinder Morgan is one of the nation's largest natural gas storage operators with approximately 600 Bcf of total natural gas storage capacity, 210 Bcf of working gas capacity and up to 4.0 Bcf per day of peak deliverability from its storage facilities, which are located near the markets NGPL serves. NGPL owns and operates eight underground storage fields in four states. These storage assets complement NGPL's pipeline facilities and allow it to optimize pipeline deliveries and meet peak delivery requirements in its principal markets. NGPL provides firm and interruptible gas storage service pursuant to storage agreements and tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly charge based upon actual volumes of gas stored.

On February 9, 2000, Kinder Morgan jointly announced with Nicor, Inc. (an energy and transportation holding company whose subsidiary, Nicor Gas, is a major customer of NGPL as discussed preceding) the signing of an agreement to become equal partners in the Horizon Pipeline. The Horizon Pipeline is a $75 million natural gas pipeline that will originate in Joliet, Illinois and extend 74 miles into northern Illinois, connecting the emerging supply hub at Joliet with Nicor Gas' distribution system and an existing NGPL pipeline. The initial capacity of the pipeline, expected to be completed in spring of 2002, is 380 MMcf/day, of which 300 MMcf/day has been committed to by Nicor Gas.

MIDCON TEXAS PIPELINE OPERATOR, INC.

Through MTP, Kinder Morgan operates an intrastate natural gas pipeline system principally located in the Texas Gulf Coast area. This pipeline, acquired in conjunction with Kinder Morgan's January 30, 1998 purchase of MidCon Corp. from Occidental Petroleum Corporation, is leased from Occidental under a 30-year lease which commenced on December 31, 1996. The system includes approximately 2,700 miles of pipelines, supply lines, sales laterals and related facilities. The MTP pipeline system transports natural gas from producing fields in South Texas, the Gulf Coast and the Gulf of Mexico to markets in southeastern Texas and, through interconnections with NGPL and 22 other intrastate and interstate pipelines, to markets throughout the United States.

Unlike NGPL, MTP acts as a seller of natural gas as well as a transporter. Principal customers of MTP include the electric and natural gas utilities that serve the Houston area and industrial customers located along the Houston Ship Channel and in the Beaumont/Port Arthur area. During 1999, approximately 37 percent of MTP's revenues were attributable to sales and transportation services provided to Reliant Energy. On March 17, 2000, Kinder Morgan announced that MidCon Texas Pipeline Operator, Inc. has renewed its natural gas sales and transportation contract with Reliant Energy HL&P through March 1, 2004. Additionally, MidCon Texas Pipeline has entered into a new transportation services agreement with Reliant Energy HL&P beginning in 2002 and extending through 2012. Reliant HL&P provides electric service to approximately 1.6 million customers in the Houston area. The Houston Ship Channel/Beaumont/Port Arthur market is one of the largest and most competitive natural gas markets in the United States. Large industrial end users of gas in this market have, on average, three pipelines connected to their plants. Large local distribution companies and electric utilities have multiple pipeline connections. Multiple pipeline connections provide the consumer of gas the opportunity to purchase gas directly from a number of pipelines and/or from third parties that may hold capacity on the various pipelines. Contract terms for the major utilities will expire between 2002 and 2004. Other contracts vary in length from month-to-month to five or more years. During 1999, MTP delivered an average of 1.599 Bcf per day of natural gas to this area, of which 60 percent of the deliveries were for sales contracts and 40 percent were for transportation contracts. In MTP's markets, the greatest demand for natural gas deliveries for space heating needs occurs in the winter months, while electric generation peak demand occurs in the summer.

Through MTP, Kinder Morgan developed a salt dome storage facility located near Markham, Texas with a subsidiary of NIPSCO Industries, Inc. The facility has two salt dome caverns and approximately 8.3 Bcf of total storage capacity, over 5.7 Bcf of working gas capacity and up to 500 MMcf per day of peak deliverability. The storage facility is leased by a partnership in which MTP and a subsidiary of NIPSCO are partners. MTP has executed a 20-year sublease with the partnership under which it has rights to 50% of the facility's working gas capacity, 85% of its withdrawal capacity and approximately 70% of its injection capacity. MTP also leases a salt dome cavern from Dow Hydrocarbon & Resources, Inc. in Brazoria County, Texas, referred to as the "Stratton Ridge Facility." The Stratton Ridge Facility has a total capacity of 6.8 Bcf, working gas capacity of
2.9 Bcf and a peak day deliverability of 150 MMcf per day.

KINDER MORGAN RETAIL

As of December 31, 1999, Kinder Morgan's retail natural gas business served over 223,000 customers in Colorado, Nebraska and Wyoming through approximately 7,400 miles of distribution pipelines. Kinder Morgan's intrastate pipelines, distribution facilities and retail sales in Colorado and Wyoming are subject to the regulatory authority of each state's utility commission. In Nebraska, retail gas sales rates for residential and small commercial customers are regulated by each municipality served.

Retail's operations in Nebraska, Wyoming and northeastern Colorado serve areas that are primarily rural and agriculturally based where gas is used primarily for space heating, crop irrigation, grain drying and processing of agricultural products. In much of Nebraska, the winter heating load is balanced by irrigation requirements in the summer and grain drying in the fall. Retail operations in western Colorado serve fast-growing resort and associated service areas, and rural communities. These areas are characterized primarily by natural gas use for space heating, with annual growth rates of 6-8%.

To support Retail's business, underground storage facilities are used to provide gas for load balancing and peak system demand. Storage services for Kinder Morgan's retail natural gas services are provided by three facilities in Wyoming owned by Northern Gas Company (a wholly owned subsidiary of Kinder Morgan), one facility in Colorado owned by Wildhorse Energy Partners (a joint venture in which Kinder Morgan owns a 55% interest), and one facility located in Nebraska and owned by Kinder Morgan Energy Partners. The peak natural gas withdrawal capacity available for Retail's business is approximately 99 MMcf per day.

Retail's natural gas business relies on both the intrastate pipelines it operates and third-party pipelines for transportation and storage services required to serve its markets. The gas supply requirements for Retail's natural gas business have historically been met through a combination of purchases from marketing affiliates and third-party suppliers. With Kinder Morgan's sale of its natural gas marketing business as discussed preceding, Retail's future gas requirements are expected to be met by third-party suppliers.

Through Rocky Mountain Natural Gas Company in Colorado and Northern Gas Company in Wyoming, Retail provides transportation services to affiliated local distribution companies as well as to irrigators, grain dryers, gas producers, shippers and industrial customers. These two intrastate pipeline systems include approximately 1,400 miles of transmission lines, field system lines and related facilities. Through Northern Gas Company, Retail provides storage services in Wyoming to its customers from its three storage fields, Oil Springs, Bunker Hill and Kirk Ranch, which combined have 29.7 Bcf of total storage capacity, 11.7 Bcf of working gas capacity, and up to 36 MMcf per day of peak withdrawal capacity.


KINDER MORGAN POWER

Kinder Morgan's power service businesses position Kinder Morgan to take advantage of its significant natural gas pipeline assets as the trend toward distributed electric power generation accelerates. Instead of creating large, new centrally-located electric power generation facilities, utilities are increasingly looking toward smaller, strategically located non-utility-owned generation facilities to meet the incremental need for electric power due, in addition to increased demand, to the closing and anticipated closing of nuclear power plants and environmental concerns with large coal-fired generation plants. Kinder Morgan plans to acquire and develop gas-fired non-utility electric generation assets, generally sited along its existing natural gas pipeline systems. In addition, as part of its distributive electric generation strategy, Kinder Morgan plans to optimize operations in its current generation facilities, as well as monitoring and participating in continued electric industry restructuring.

Kinder Morgan's 1998 acquisition of interests in the Thermo Companies provided Kinder Morgan with its first electric generation assets as well as the knowledge and expertise of Thermo's management which Kinder Morgan expects will prove beneficial in the development of merchant power plants along its pipeline assets. Thermo has interests in four independent natural gas fired power plants in Colorado representing approximately 380 megawatts of electric generation capacity with access to approximately 130 BCF of natural gas reserves. In general, the output from these facilities is sold to the local electric utility under long-term contracts.

REGULATION

FEDERAL AND STATE REGULATION

Both the performance of interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the Federal Energy Regulatory Commission under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act. As used in this report, FERC refers to the Federal Energy Regulatory Commission.

With the adoption of FERC Order No. 636, the FERC required interstate pipelines that perform open access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies, whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service. Order 636 has been affirmed in all material respects upon judicial review and Natural Gas Pipeline Company of America's own FERC orders approving its unbundling plans are final and not subject to any pending judicial review.

Natural Gas Pipeline Company of America, referred to in this report as Natural, (as distinct from "NGPL" which includes certain affiliates of Natural), had a number of gas purchase contracts that required Natural to purchase natural gas at prices in excess of the prevailing market price. As a result of Order 636 prohibiting interstate pipelines from using their gas transportation and storage facilities to market gas to sales customers, Natural no longer had a sales market for the gas it is required to purchase under these contracts. Order 636 went into effect on Natural's system on December 1, 1993. Natural agreed to pay substantial transition costs to reform these contracts with the gas suppliers. Under settlement agreements between Natural and its former sales customers, Natural recovered from these customers a significant amount of the gas supply realignment costs over a four-year period beginning December 1, 1993. These settlement agreements were approved by the FERC. The FERC also permitted Natural to implement a tariff mechanism to recover additional portions of its gas supply realignment costs in rates charged to transportation customers that were not party to the settlements. On December 1, 1997, the FERC allowed recovery of gas supply realignment costs initially allocated to interruptible transportation but not recovered. Effective December 1, 1998, the FERC allowed Natural to recover its remaining gas supply realignment costs over the period from December 1, 1998 through November 30, 2001.

    INTRASTATE TRANSPORTATION AND SALES

The operations of Kinder Morgan's intrastate pipeline located primarily in Texas are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act. Of particular importance are regulations that allow increased access to interstate transportation services, without the necessity of obtaining prior FERC authorization for each transaction. A key element of the program is nondiscriminatory access, under which a regulated pipeline must agree, under certain conditions, to transport gas for any party requesting such service.

Kinder Morgan's intrastate pipeline in Texas, MidCon Texas Pipeline Operator, Inc., falls under the jurisdiction of Texas in regards to sales and transportation within the state. The rates for city gate gas sales within Texas are subject to regulation by the Railroad Commission of Texas. The rates for other sales and transportation of natural gas within Texas are determined by market conditions and are largely unregulated. The Railroad Commission has authority to regulate various activities of persons selling or transporting natural gas for public use within Texas, including the authority to fix rates. Under Texas law, rates charged by a gas utility to industrial and other large volume users through contract negotiation are considered to be just and reasonable and must be approved by the Railroad Commission if they meet the objective standard set forth in Texas law. MidCon Texas also performs certain transportation services in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978.

Kinder Morgan's intrastate pipeline in Colorado, Rocky Mountain Natural Gas Company, is regulated by the Colorado Public Utilities Commission as a public utility in regard to its transportation and sales services within the state. Rocky Mountain also performs certain transportation services in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978. The Colorado Public Utilities Commission regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Colorado.



Kinder Morgan's intrastate pipeline in Wyoming, Northern Gas Company, is regulated by the Wyoming Public Service Commission as a public utility in regard to its transportation and sales services within the state. Northern Gas also performs certain transportation services in interstate commerce pursuant to
Section 311 of the Natural Gas Policy Act of 1978. The Wyoming Public Service Commission regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Wyoming.

    INTERSTATE TRANSPORTATION AND STORAGE SERVICES

Facilities for the transportation of natural gas in interstate commerce and for storage services in interstate commerce are subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act. Kinder Morgan is also subject to the requirements of FERC Order Nos. 497, et seq., and 566, et. seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate pipeline of its marketing affiliates and govern, in particular, the provision of information by an interstate pipeline to its marketing affiliates.

In January 1997, Amoco Production Company and Amoco Energy Trading Corporation filed a complaint against Natural before the FERC contending that Natural had improperly provided its affiliate, MidCon Gas Services Corp., transportation service on preferential terms, and seeking termination of currently effective contracts and the imposition of civil penalties. A subsequent FERC staff audit made proposed findings that Natural had favored MidCon Gas, which Natural challenged. In July 1997, Amoco and Natural agreed to a settlement of this proceeding. Amoco filed to withdraw its complaint subject to the FERC's procedures. Several intervenors opposed the withdrawal of the complaint and Natural filed an answer to that opposition. By orders issued January 16, 1998, the FERC ruled that Natural had violated certain of the FERC's regulations regarding its business relationships with its affiliate, MidCon Gas. Relying upon its authority under the Natural Gas Policy Act, the FERC provided notice to Natural that, in addition to other remedial action, it proposed to assess civil penalties of $8,840,000. Such orders also required Natural to take certain other actions, including making a new tariff filing, and imposed certain restrictions on the sharing of employees by Natural and MidCon Gas. The FERC proposed to suspend one-half of the penalty provided that for two years following the date of the order Natural does not violate specified sections of the FERC's regulations. Natural and other parties sought rehearing in February 1998. Natural also made several filings in compliance with that order, including payment of a $4.42 million civil penalty. On March 26, 1998, the FERC issued an order denying all rehearing requests, including those of several parties which had argued for more onerous penalties or restrictions. Natural filed a petition for review of the orders with the U.S. Court of Appeals for the District of Columbia. On May 11, 1999, Natural and an intervenor filed a joint motion to withdraw their petitions for review. The Court of Appeals granted such withdrawal. There remains only one appeal by another intervenor regarding Natural's tariff settlement of this proceeding. Kinder Morgan does not believe the ultimate resolution of these issues will have a material adverse affect on Kinder Morgan's business, cash flows, financial position or results of operations.

    RETAIL NATURAL GAS SERVICES

Certain of Kinder Morgan's intrastate pipelines, storage, distribution and/or retail sales in Colorado, Texas and

Wyoming are under the regulatory authority of those state's utility commission. In Nebraska, certain retail gas sales rates for residential and small commercial customers are regulated by the municipality served.

In certain of the incorporated communities in which Kinder Morgan provides retail natural gas services, Kinder Morgan operates under franchises granted by the applicable municipal authorities. The duration of these franchises varies. In unincorporated areas, Kinder Morgan's natural gas utility services are not subject to municipal franchise. Kinder Morgan has been issued various certificates of public convenience and necessity by the regulatory commissions in Colorado and Wyoming authorizing it to provide natural gas utility services within certain incorporated and unincorporated areas of those states.

Continuing regulatory change will provide energy consumers with increasing choices among their suppliers. Kinder Morgan emerged as a leader in providing for customer choice by filing an application with the Wyoming Public Service Commission in 1995 to allow 10,500 residential and commercial customers to choose to purchase the gas from a qualified list of suppliers. The proposal provided that Kinder Morgan would continue to provide all other utility services. In early 1996, the Wyoming Public Service Commission issued an order allowing Kinder Morgan to bring competition to these 10,500 residential and commercial customers beginning in mid 1996. Choosing from a menu of three competing suppliers, approximately 80% of Kinder Morgan's customers chose to remain with Kinder Morgan. The experience gave Kinder Morgan early and valuable experience in competing in an unbundled environment and led to the development of new products and services. The innovative program was one of the first in the nation that allowed essentially all customers the opportunity to exercise energy choice for natural gas. In November 1997, Kinder Morgan announced a similar plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998. As of December 31, 1999, the plan had been approved by 177 communities, representing approximately 92,000 customers served by Kinder Morgan in Nebraska.

ENVIRONMENTAL REGULATION

Kinder Morgan's operations and properties are subject to extensive and evolving Federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment or otherwise relating to environmental protection or human health and safety. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations can also impose liability for remedial costs on the owner or operator of properties or the generators of waste materials, regardless of fault. Moreover, the recent trends toward stricter standards in environmental legislation and regulation are likely to continue.

On December 20, 1999, the U.S. Department of Justice filed a Complaint on behalf of the U.S. Environmental Protection Agency against Natural alleging that Natural failed to obtain all of the necessary air quality permits in 1979 when it constructed the Akron Compressor Station which consisted of three compressor engines in Weld County, Colorado. Natural constructed and then operated the facility until August 1996 when it was sold to High Plains Gathering System. High Plains sold one of the compressor engines to Colorado Interstate Gas Company in October 1997.

The complaint makes the standard request for penalties up to the statutory maximums of $25,000 for each day of violation prior to January 30, 1997 and $27,500 for each day of violation after January 31, 1997. Natural has identified a number of defenses to the complaint and plans to defend the action vigorously. Although Kinder Morgan cannot express an opinion as to the probable outcome of this case, Kinder Morgan believes that this litigation will not have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

On December 17, 1999, the State of Colorado notified Kinder Morgan of air quality permit compliance issues for several Kinder Morgan facilities. The notice included civil penalties of $164,000. Kinder Morgan is currently in the process of negotiating a consent order with the State of Colorado to resolve the outstanding issues.

The Environmental Protection Agency recently published a final rule addressing transport of ground level ozone. The rule affects 22 Eastern and Midwestern states, including Illinois and Missouri in which Kinder Morgan operates gas compression facilities. The rule requires reductions in emissions of nitrogen oxide, a precursor to ozone formation, from various emission sources, including utility and non-utility sources. The rule requires that the affected states prepare and submit State Implementation Plans to the Environmental Protection Agency by September 1999, reflecting how the required emissions reductions will be achieved. Emission controls are required to be installed by May 1, 2003. This rule will likely require Kinder Morgan, as well as its competitors, to install some form of new emissions control technology on certain equipment it operates. The rule may also result in broadly increased use of natural gas, as other sources of nitrogen oxide air emissions, including utilities, seek to achieve the reductions required under the rule. The State Implementation Plans which will effectuate this rule have yet to be proposed or promulgated, and will require detailed analysis before their final economic impact can be ascertained. On March 3, 2000, the Washington D.C. Circuit Court issued a decision regarding the rule. The Circuit Court remanded certain issues back to the Environmental Protection Agency. The rule is stayed pending resolution of the remanded issues. While additional capital costs are likely to result from this rule, based on currently available information, Kinder Morgan does not believe that these costs will have a material adverse effect on its business, cash flows, financial position or results of operations.

On June 17, 1999, the Environmental Protection Agency published a final rule creating a standard to limit emissions of hazardous air pollutants from oil and natural gas production as well as from natural gas transmission and storage facilities. The standard requires that the affected facilities reduce emissions of hazardous air pollutants by 95 percent. This standard will require Kinder Morgan to achieve this reduction either by process modifications or by installing new emissions control technology. The standard will affect Kinder Morgan and its competitors in a like manner. The rule allows most affected sources three years from the publication date to come into compliance. Kinder Morgan is conducting a detailed analysis of the final rule to determine its overall effect. While additional capital costs are likely to result from this rule, Kinder Morgan believes that the rule will not have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

Based on current information and taking into account reserves established for environmental matters, Kinder Morgan does not believe that compliance with Federal, state and local environmental laws and regulations will have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations. In addition, the clean-up programs in which Kinder Morgan is engaged are not expected to interrupt or diminish Kinder Morgan's operational ability to gather or transport natural gas. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause Kinder Morgan to incur significant costs.

Other

Amounts spent by Kinder Morgan during 1999, 1998 and 1997 on research and development activities were not material.

(C)      Financial Information About Foreign and Domestic Operations and Export
         Sales

Substantially all of Kinder Morgan's operations are in the contiguous 48 states.

ITEM 3:  LEGAL PROCEEDINGS

Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against Kinder Morgan, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, referred to here as the "K N Entities," as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from Kinder Morgan's natural gas gathering and transportation system in northwest Colorado. No trial date has been set. However, a settlement conference is currently scheduled for April 25, 2000.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and
K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and Kinder Morgan alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of gas, mismeasured gas, delayed his development of gas reserves, and other claims arising out of a contract to purchase gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his gas. This ruling followed an appellate decision which was adverse to Kinder Morgan on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted gas from a prior purchase. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same gas to interstate commerce. The background of that proceeding is described below. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling, and a ruling from the FERC is expected soon. The action in Colorado remains stayed pending final resolution of the FERC proceeding.

Jack J. Grynberg v. Rocky Mountain Natural Gas Company, Docket No. GP91-8-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to above. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. Grynberg filed exceptions to this Initial Decision. In late March 2000, the FERC issued an order affirming in part and denying in part its Initial Decision. Kinder Morgan is currently studying the order.

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed on November 19, 1999. Plaintiff filed his response on January 14, 2000 and defendants filed their Reply Brief on February 14, 2000. An oral argument on the Motion to Dismiss occurred on March 17, 2000.

Quinque Operating Company, et. al. v. Gas Pipelines, et. al., Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Company entities. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, Kinder Morgan filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the False Claim Act cases referred to above, because of common factual questions. The motion is briefed and a hearing has been set for March 30, 2000.

Dirt Hogs, Inc. v. Natural Gas Pipeline Company of America, et al.. There have been several related cases with Dirt Hogs, Inc. with allegations of breach of contract, false representations, improper requests for kickbacks and other improprieties. Essentially, the Plaintiff claims that it should have been awarded extensive pipeline reclamation work without having to qualify or bid as a qualifying contractor. Case No. Civ-98-231-R, is a case which was dismissed in the U.S. District Court for the Western District of Oklahoma because of pleading deficiencies and is now on appeal to the 10th Circuit (Case No. 99-6-026). This appeal has been fully briefed and a decision is pending. Another case, arising out of the same factual allegations, was filed by Dirt Hogs in the District Court, Caddo County, Oklahoma (Case No. CJ-99-92), on March 29, 1999. By agreement of all parties, this action is currently stayed pending resolution of a third case styled Natural Gas Pipelines Company of America, et al. v. Dirt Hogs, Inc. (Case No. 99-360-R). Following a default judgment against Dirt Hogs, Dirt Hogs dismissed their appeal.

KN Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several former KN Energy officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. Interenergy was merged into K N Energy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. They are seeking an unspecified amount of compensatory damages that we estimate could be greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. Kinder Morgan has filed a Motion to Dismiss which is briefed and awaiting oral argument. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. KN Energy, Inc., et al., Civil Action No. 00-N-190. This case also raises the identical state law claims contained in the counterclaim and third party complaint in state court. In addition to the federal claims, defendants have moved to stay the state case pending resolution of the federal action.

Kinder Morgan believes it has meritorious defenses to all lawsuits and legal proceedings in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, Kinder Morgan believes that the resolution of such matters will not have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification and Business Experience of Executive Officers


                  Name                             Age            Position and Business Experience
                  ----                             ---            --------------------------------

William V. Allison............................     52     President, Natural Gas Pipeline Operations since September 1999.
                                                          President, Pipeline Operations of Kinder Morgan Energy Partners from
                                                          February 1999 to September 1999. Vice President and General Counsel of
                                                          Kinder Morgan Energy Partners from April 1998 to February 1999. From
                                                          1997 to April 1998, Mr. Allison was employed at Enron Corp. where he held various executive positions, including President of Enron Liquid
                                                          Services Corporation, Florida Gas Transmission Company and Houston
                                                          Pipeline Company and Vice President and Associate General Counsel of
                                                          Enron Corp. Prior to joining Enron Corp. he was an attorney at the
                                                          FERC.

David G. Dehaemers, Jr........................     39     Vice President of Corporate Development since January 2000. Vice
                                                          President and Chief Financial Officer from October 1999 to January
                                                          2000. Also Vice President, Corporate Development of Kinder Morgan G.P.,
                                                          Inc. since January 2000. Treasurer of Kinder Morgan G.P., Inc. from
                                                          February 1997 to January 2000. Vice President and Chief Financial
                                                          Officer of Kinder Morgan G.P., Inc. from July 1997 to January 2000.
                                                          Secretary of Kinder Morgan G.P., Inc. from February 1997 to August 1997.
                                                          Chief Financial Officer of Morgan Associates, Inc., an energy investment and pipeline management company, from October 1992 to
                                                          January 1997.

Jack W. Ellis II..............................     46     Vice President and Controller since December 1997. Assistant Treasurer and Assistant Secretary. Vice President and Controller of NorAm Energy
                                                          Corp. from December 1989 to August 1997.

Richard D. Kinder.............................     55     Director, Chairman and Chief Executive Officer since October 1999.
                                                          Director, Chairman and Chief Executive Officer of Kinder Morgan G.P.,
                                                          Inc. since February 1997. From 1992 to 1994, Chairman of Kinder Morgan
                                                          G.P., Inc. From October 1990 until December, 1996, President of Enron
                                                          Corp. Mr. Kinder was employed by Enron and its affiliates and predecessors for over 16 years.

P. Anthony Lannie.............................     46     President of Power Operations since January of 2000. Previously,
                                                          President of Coral Energy Canada from August 1999 to December 1999 and
                                                          Senior Vice President and General Counsel of Coral Energy and its
                                                          predecessor Tejas Energy Corporation from January 1994. Tejas Energy
                                                          Corporation was acquired by Shell Oil Company in January 1998.

Joseph Listengart.............................     31     Vice President, General Counsel and Secretary since October 1999. Also
                                                          Vice President and General Counsel of Kinder Morgan G.P., Inc. since
                                                          October 1999. Mr. Listengart became an employee of Kinder Morgan G.P.,
                                                          Inc. in March 1998 and was elected its Secretary in November 1998. From
                                                          March 1995 through February 1998, Mr. Listengart worked as an attorney for Hutchins, Wheeler & Dittmar, a Professional Corporation.

Deborah Macdonald...........................       48     Vice President and President of Natural Gas Pipeline Company of America
                                                          since October 1999. Senior Vice President - Legal Affairs of Aquila
                                                          Energy, a subsidiary of Utilicorp United, from March 1999 to October
                                                          1999. Independent energy consultant from June 1996 to March 1999.
                                                          President of Transwestern Pipeline Company, a subsidiary of Enron
                                                          Corp., from April 1993 through May 1996.

Michael C. Morgan............................      31     Vice President, Strategy and Investor Relations since January 2000.
                                                          Also Vice President, Strategy and Investor Relations of Kinder Morgan
                                                          G.P., Inc. since January 2000. Vice President of Corporate Development of Kinder Morgan G.P., Inc. from February 1997 to January 2000. From
                                                          August 1995 until February 1997, an associate with McKinsey & Company, an international management consulting firm. Son of William V. Morgan.

William V. Morgan............................      56     Director, Vice Chairman and President since October 1999. Director of
                                                          Kinder Morgan G.P., Inc. since June 1994. Vice Chairman of Kinder
                                                          Morgan G.P., Inc. since February 1997. President of Kinder Morgan G.P.,
                                                          Inc. since November 1998. President of Morgan Associates, Inc., an
                                                          investment and pipeline management company, since February 1987, and
                                                          Cortez Holdings Corporation, a related pipeline investment company, since October 1992. Legal and management positions in the energy industry since 1975, including the presidencies of three major interstate natural gas companies which are now part of Enron Corp.:
                                                          Florida Gas Transmission Company, Transwestern Pipeline Company and
                                                          Northern Natural Gas Company. Prior to joining Florida Gas in 1975, Mr.
                                                          Morgan was engaged in the private practice of law in Washington, D.C.

Rose M. Robeson..............................      39     Vice President and Treasurer since April 1998. Assistant Treasurer from
                                                          1996 to 1998. Assistant Treasurer of Total Petroleum, Inc. from 1992 to
                                                          1996.

C. Park Shaper................................     31     Vice President and Chief Financial Officer since January 2000. Also
                                                          Vice President, Treasurer and Chief Financial Officer of Kinder Morgan
                                                          G.P., Inc. since January 2000. Previously, President and Director of
                                                          Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. Vice
                                                          President and Chief Financial Officer of First Data Analytics, a
                                                          subsidiary of First Data Corporation, from 1997 to June 1999. From 1995 to 1997, a consultant with The Boston Consulting Group. Previous experience with TeleCheck

                                                          Services, Inc. and as a management consultant
                                                          with the Strategic Services Division of Andersen Consulting.

James E. Street...............................     43     Vice President of Human Resources and Administration since August 1999.
                                                          Also Vice President, Human Resources and Administration of Kinder
                                                          Morgan G.P., Inc., since August 1999. Senior Vice President, Human
                                                          Resources and Administration for Coral Energy, a subsidiary of Shell
                                                          Oil Company, from October 1996 to August 1999. Vice President, Human
                                                          Resources of Enron Corp. from July 1989 to August 1992.

Laurel L. Tiffin..............................     41     Vice President and Chief Information Officer since October 1999.
                                                          Director of Information Systems of Kinder Morgan G.P., Inc. from April
                                                          1998 to October 1999. Employee of Kinder Morgan G.P., Inc., providing systems administration support, from February 1997 to April 1998.
                                                          Employee of Electronic Data Systems, supporting Enron Oil & Gas Company in various capacities including: Information Technology support of engineering systems, domestic and international systems administration and client/server applications development, from 1992 to February 1997.

  These officers generally serve until April of each year.

(B)      Involvement in Certain Legal Proceedings

None.

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Kinder Morgan's common stock is listed for trading on the New York Stock Exchange under the symbol KMI. Dividends paid and the price range of Kinder Morgan's common stock by quarter for the last two years are provided below. All amounts have been restated to reflect the three-for-two split of Kinder Morgan's common stock effective December 31,1998.

                                                                       MARKET PRICE DATA
                                                                       -----------------
                                                    1999                                               1998
                                 -----------------------------------------          -----------------------------------------
   Quarter Ended:                   LOW             HIGH             CLOSE             LOW             HIGH             CLOSE
                                    ---             ----             -----             ---             ----             -----
                 March 31        $18.813          $24.188          $19.938          $33.328          $39.375          $39.375
                 June 30         $12.188          $22.438          $13.375          $32.797          $40.328          $36.125
                 September 30    $12.188          $24.688          $22.438          $25.000          $36.125          $34.172
                 December 31     $17.125          $24.500          $20.188          $22.328          $34.922          $24.250


Dividends
   Quarter Ended:
                 March 31                         $0.2000                                            $0.1867
                 June 30                          $0.2000                                            $0.1867
                 September 30                     $0.2000                                            $0.1867
                 December 31                      $0.0500                                            $0.2000


Common Stockholders
   at Year-end                                     10,397                                              9,659

ITEM 6:  SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW
KINDER MORGAN, INC. AND SUBSIDIARIES

                                         1999(2)                1998(3)                 1997
                                       -----------            -----------            -----------
                                               (In Thousands, Except Per Share Amounts)
OPERATING REVENUES
Natural Gas Sales                      $ 1,003,535            $   955,134            $   214,775
Natural Gas Transportation
   and Storage                             651,647                640,906                 87,579
Other                                       90,299                 64,854                 38,084
                                       -----------            -----------            -----------
Total Operating Revenues               $ 1,745,481            $ 1,660,894            $   340,438
                                       ===========            ===========            ===========

OPERATING INCOME                       $   305,057            $   401,207            $    78,280
Other Income and (Deductions)              (59,878)              (181,547)               (21,089)
                                       -----------            -----------            -----------

INCOME  FROM CONTINUING
   OPERATIONS BEFORE INCOME
   TAXES                                   245,179                219,660                 57,191
Income Taxes                                90,527                 81,492                 12,810
                                       -----------            -----------            -----------
INCOME FROM CONTINUING
   OPERATIONS                              154,652                138,168                 44,381
                                       -----------            -----------            -----------

DISCONTINUED OPERATIONS, NET
   OF TAX
Income (Loss) From Discontinued
   Operations                              (51,718)               (78,179)                33,116
Loss on Disposal of Discontinued
   Operations                             (344,378)                    --                     --
                                       -----------            -----------            -----------
TOTAL INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS                (396,096)               (78,179)                33,116
                                       -----------            -----------            -----------

NET INCOME (LOSS)                         (241,444)                59,989                 77,497
Less -Preferred Stock Dividends                129                    350                    350
Less-Premium Paid on
   Preferred Stock Redemption                  350                     --                     --
                                       -----------            -----------            -----------
EARNINGS (LOSS) AVAILABLE FOR
   COMMON STOCK                        $  (241,923)           $    59,639            $    77,147
                                       ===========            ===========            ===========

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
Continuing Operations                  $      1.92            $      2.13            $      0.93
Discontinued Operations                      (4.93)                 (1.21)                  0.70
                                       -----------            -----------            -----------
TOTAL DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                    $     (3.01)           $      0.92            $      1.63
                                       ===========            ===========            ===========

DIVIDENDS PER COMMON SHARE             $      0.65            $      0.76            $      0.73
                                       ===========            ===========            ===========

NUMBER OF SHARES USED IN
   COMPUTING DILUTED EARNINGS
   PER COMMON SHARE                         80,358                 64,636                 47,307
                                       ===========            ===========            ===========

TOTAL ASSETS                           $ 9,540,283            $ 9,716,129            $ 2,305,805
                                       ===========            ===========            ===========

CAPITAL EXPENDITURES(1)                $    94,348            $   118,452            $   228,735
                                       ===========            ===========            ===========

CAPITALIZATION:
Common Stockholders' Equity            $ 1,665,841      32%   $ 1,216,821      25%   $   606,132      48%
Preferred Stock                                 --      --          7,000      --          7,000      --
Preferred Stock Subject to
   Mandatory Redemption                         --      --             --      --             --      --
Preferred Capital Trust
   Securities                              275,000       5%       275,000       6%       100,000       8%
Long-term Debt                           3,293,326      63%     3,300,025      69%       553,816      44%
                                       -----------   -----    -----------   -----    -----------   -----
Total Capitalization                   $ 5,234,167     100%   $ 4,798,846     100%   $ 1,266,948     100%
                                       ===========   =====    ===========   =====    ===========   =====

BOOK VALUE PER COMMON
SHARE                                  $     14.79            $     17.74            $     12.63
                                       ===========            ===========            ===========

                                          1996                   1995
                                       -----------            -----------
                                    (In Thousands, Except Per Share Amounts)
OPERATING REVENUES
Natural Gas Sales                      $   191,506            $   204,429
Natural Gas Transportation
   and Storage                              73,825                 60,172
Other                                       34,277                 33,424
                                       -----------            -----------
Total Operating Revenues               $   299,608            $   298,025
                                       ===========            ===========

OPERATING INCOME                       $    67,988            $    57,332
Other Income and (Deductions)              (14,798)               (15,653)
                                       -----------            -----------

INCOME  FROM CONTINUING
   OPERATIONS BEFORE INCOME
   TAXES                                    53,190                 41,679
Income Taxes                                17,304                 14,837
                                       -----------            -----------
INCOME FROM CONTINUING
   OPERATIONS                               35,886                 26,842
                                       -----------            -----------

DISCONTINUED OPERATIONS, NET
   OF TAX
Income (Loss) From Discontinued
   Operations                               27,933                 25,680
Loss on Disposal of Discontinued
   Operations                                   --                     --
                                       -----------            -----------
TOTAL INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS                  27,933                 25,680
                                       -----------            -----------

NET INCOME (LOSS)                           63,819                 52,522
Less -Preferred Stock Dividends                398                    492
Less-Premium Paid on
   Preferred Stock Redemption                   --                     --
                                       -----------            -----------
EARNINGS (LOSS) AVAILABLE FOR
   COMMON STOCK                        $    63,421            $    52,030
                                       ===========            ===========

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
Continuing Operations                  $      0.80            $      0.62
Discontinued Operations                       0.63                   0.60
                                       -----------            -----------
TOTAL DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                    $      1.43            $      1.22
                                       ===========            ===========

DIVIDENDS PER COMMON SHARE             $      0.70            $      0.67
                                       ===========            ===========

NUMBER OF SHARES USED IN
   COMPUTING DILUTED EARNINGS
   PER COMMON SHARE                         44,436                 42,540
                                       ===========            ===========

TOTAL ASSETS                           $ 1,629,720            $ 1,257,457
                                       ===========            ===========

CAPITAL EXPENDITURES(1)                $    88,755            $    48,263
                                       ===========            ===========

CAPITALIZATION:
Common Stockholders' Equity            $   519,794      55%   $   426,760      57%
Preferred Stock                              7,000       1%         7,000       1%
Preferred Stock Subject to
   Mandatory Redemption                         --      --            572      --
Preferred Capital Trust
   Securities                                   --      --             --      --
Long-term Debt                             423,676      44%       315,564      42%
                                       -----------   -----    -----------   -----
Total Capitalization                   $   950,470     100%   $   749,896     100%
                                       ===========   =====    ===========   =====

BOOK VALUE PER COMMON
SHARE                                  $     11.44            $     10.13
                                       ===========            ===========

(1)  Capital Expenditures shown are for continuing operations only.

(2)  Reflects the acquisition of Kinder Morgan Delaware on October 7, 1999. See
     Note 2 of the accompanying Notes to Consolidated Financial Statements.

(3) Reflects the acquisition of MidCon Corp. on January 30, 1998. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As used in this report, "Kinder Morgan" refers to Kinder Morgan, Inc. (a Kansas corporation, formerly K N Energy, Inc.) and its consolidated subsidiaries. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes. Specifically, as discussed in Notes 2, 5 and 6 of the accompanying Notes to Consolidated Financial Statements, Kinder Morgan has engaged in acquisitions (including the October 1999 acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the indirect owner of the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly-traded master limited partnership), and divestitures (including the discontinuance of certain businesses) which may affect comparisons of results between periods.

CONSOLIDATED FINANCIAL RESULTS

                                                                     1999              1998              1997
                                                                 ------------      ------------      ------------
                                                                  (Dollars In Thousands Except Per Share Amounts)

Operating Revenues                                               $  1,745,481      $  1,660,894      $    340,438
Gross Margin(1)                                                  $    789,300      $    827,619      $    206,102

Operating Income:
    Before Merger-related and Severance Costs                    $    342,500      $    406,970      $     78,280
    Merger-related and Severance Costs                                (37,443)           (5,763)               --
                                                                 ------------      ------------      ------------
        Consolidated Operating Income                            $    305,057      $    401,207      $     78,280
                                                                 ============      ============      ============

Income from Continuing Operations:
    Before Merger-related and Severance Costs
        and Gain from Sale to KMEP(2)                            $     77,121      $    141,686      $     44,381
    Merger-related and Severance Costs, Net of Tax                    (23,327)           (3,518)               --
    Gain from Sale to KMEP(2), Net of Tax                             100,858                --                --
                                                                 ------------      ------------      ------------
        Income from Continuing Operations                             154,652           138,168            44,381

Income (Loss) from Discontinued Operations                            (51,718)          (78,179)           33,116
Loss on Disposal of Discontinued Operations                          (344,378)               --                --
                                                                 ------------      ------------      ------------

        Net Income (Loss)                                        $   (241,444)     $     59,989      $     77,497
                                                                 ============      ============      ============

Diluted Earnings (Loss) Per Share:
    From Continuing Operations Before Merger-related
        and Severance Costs and Gain from Sale to KMEP(2)        $       0.96      $       2.18      $       0.93
    Merger Related and Severance Costs                                  (0.29)            (0.05)               --
    Gain from Sale to KMEP(2)                                            1.25                --                --
    Income (Loss) from Discontinued Operations                          (0.64)            (1.21)             0.70
    Loss on Disposal of Discontinued Operations                         (4.29)               --                --
                                                                 ------------      ------------      ------------
        Diluted Earnings (Loss) Per Share                        $      (3.01)     $       0.92      $       1.63
                                                                 ============      ============      ============

(1) Gross margin equals total operating revenues less gas purchases and other costs of sales.

(2)  KMEP refers to Kinder Morgan Energy Partners.

Kinder Morgan's results for 1999 reflect an increase of $84.6 million in operating revenues, a decrease of $38.3 million in gross margin and a decrease of $64.5 million in operating income before merger-related and severance costs. The increase in operating revenues is principally due to (i) the fact that 1999 results include 12 months of the operations of assets acquired in the January 30, 1998, acquisition of MidCon Corp. (see Note 2 of the accompanying Notes to Consolidated Financial Statements), while 1998 results include only 11 months,
(ii) increased 1999 sales by Kinder Morgan's MidCon Texas Pipeline Operator, Inc. subsidiary and (iii) increased

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1999 sales by Kinder Morgan's power operations, partially offset by (i) reduced per unit revenues realized by Kinder Morgan's Natural Gas Pipeline Company of America subsidiary and (ii) decreased 1999 sales by Kinder Morgan's retail natural gas distribution operations. The decrease in gross margin that occurred from 1998 to 1999, despite the increased operating revenues, was principally due to lower 1999 margins realized by Natural Gas Pipeline Company of America and retail natural gas distribution, partially offset by increased 1999 margins in Kinder Morgan's other businesses. Individual business unit results are discussed in detail under "Results of Operations" following.

Results for 1999 and 1998 included pre-tax merger-related and severance-related costs of $37.4 million and $5.8 million, respectively, as further discussed in
Note 3 of the accompanying Notes to Consolidated Financial Statements. In addition, results for both 1999 and 1998 included significant gains from the sale of assets. In 1999, earnings included a $158.8 million pre-tax gain from the sale of assets to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements), as well as equity in earnings (and associated amortization of excess investment) associated with Kinder Morgan's investment in Kinder Morgan Energy Partners. Interest expense increased significantly in 1999 due, in large part, to the January 1998 acquisition of MidCon Corp., as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. Additional information on these items is included under "Other Income and (Deductions)" following.

Diluted earnings per common share from continuing operations before merger-related and severance costs and the gain from the sale of assets to Kinder Morgan Energy Partners decreased from $2.18 per share in 1998 to $0.96 per share in 1999. In addition to the operating and financing factors described preceding, this decrease reflects an increase of 15.7 million (24.3%) in average diluted shares outstanding, largely due to shares issued in conjunction with the acquisition of Kinder Morgan Delaware as further discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements. Diluted earnings per common share declined from $0.92 per common share in 1998 to a loss of $3.01 in 1999 reflecting, in addition to the factors discussed preceding, the impact of discontinued operations in each period and, in 1999, the loss from disposal of discontinued operations. See "Discontinued Operations" following and Note 6 of the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Following Kinder Morgan's October 1999 business combination with Kinder Morgan Delaware (see Note 2 of the accompanying Notes to Consolidated Financial Statements), Richard D. Kinder (formerly the Chairman of the Board of Kinder Morgan Delaware) became chairman of Kinder Morgan's board of directors, certain directors of Kinder Morgan Delaware became members of Kinder Morgan's board of directors and certain members of senior management of Kinder Morgan Delaware assumed similar positions with Kinder Morgan. In addition, during the fourth quarter of 1999, Kinder Morgan made the decision to dispose of a number of businesses (see Note 6 of the accompanying Notes to Consolidated Financial Statements) and to alter its business unit structure.

In accordance with the manner in which Kinder Morgan currently manages its businesses, including the allocation of capital and evaluation of business unit performance, Kinder Morgan reports its operations in the following segments: (1) Natural Gas Pipeline Company of America and certain associated entities, referred to as "NGPL," a major interstate natural gas pipeline system; (2) MidCon Texas Pipeline Operator, Inc. and certain associated entities, referred to as "MTP", a major intrastate natural gas pipeline system; (3) "Retail," the (largely regulated) distribution of natural gas to retail customers; (4) "Power," the generation and sale of electric power and (5) "Other," various other activities not constituting business segments. Prior to its December 31, 1999 sale to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements), Kinder Morgan also owned and operated Kinder Morgan Interstate Gas Transmission LLC

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(formerly K N Interstate Gas Transmission Co.), which is referred to in this report as "KMIGT." For comparative purposes, Kinder Morgan's previously reported segment results have been restated to conform to the current presentation.

Following are operating results by individual segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

NGPL                                                           1999                   1998
----                                                        -----------            -----------
                                                         (In Thousands Except Systems Throughput)
Operating Revenues
  Transportation and Storage                                $   471,895            $   484,145
  Other                                                          61,461                 72,816
                                                            -----------            -----------
                                                                533,356                556,961
                                                            -----------            -----------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                         21,949                 24,273
  Operations and Maintenance                                     71,008                 59,055
  Depreciation and Amortization                                 109,346                121,008
  Taxes, Other Than Income Taxes                                 22,575                 15,800
                                                            -----------            -----------
                                                                224,878                220,136
                                                            -----------            -----------

Operating Income Before Corporate Costs                     $   308,478            $   336,825
                                                            ===========            ===========


Systems Throughput (Trillion Btus)                              1,509.2                1,298.0
                                                            ===========            ===========


Operating results for NGPL are included in Kinder Morgan's consolidated results beginning with the January 30, 1998 acquisition of MidCon Corp. See Note 2 of the accompanying Notes to Consolidated Financial Statements for more information regarding Kinder Morgan's acquisition of MidCon Corp.

NGPL's operating income before corporate costs decreased by $28.3 million (8.4%) from 1998 to 1999. This segment was negatively impacted in 1999, relative to 1998, by (i) a decrease in the margin per MMBtu of throughput from $0.41 in 1998 to $0.34 in 1999 resulting from (1) two recent mild winters, including the impact of the resultant high levels of gas in underground storage and (2) increased competitive pressures in Midwest markets due to actual or projected supply increases and (ii) increased operations and maintenance expenses and property taxes. These negative impacts were partially offset by (i) an increase in average monthly throughput volumes from 118 trillion Btus in 1998 to 126 trillion Btus in 1999 (although, in general, interstate pipelines receive the majority of their transportation revenues from demand charges which are not affected by the level of throughput), (ii) reduced amortization expense in 1999 resulting from a change in the estimated useful life of NGPL's assets (see Note 4 of the accompanying Notes to Consolidated Financial Statements) and (iii) the fact that 1999 results for Kinder Morgan included 12 months of the operations of NGPL, while 1998 results included only 11 months.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

KMIGT                                                          1999                   1998                    1997
-----                                                       -----------            -----------             -----------
                                                                        (In Thousands Except Systems Throughput)
Operating Revenues
  Transportation and Storage                                $   112,732            $   105,160             $    73,777
  Other                                                             475                    417                   6,267
                                                            -----------            -----------             -----------
                                                                113,207                105,577                  80,044
                                                            -----------            -----------             -----------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                         13,954                  3,763                   4,236
  Operations and Maintenance                                     23,379                 20,026                  14,957
  Depreciation and Amortization                                  16,985                 19,474                  12,432
  Taxes, Other Than Income Taxes                                  4,607                  4,308                   2,966
                                                            -----------            -----------             -----------
                                                                 58,925                 47,571                  34,591
                                                            -----------            -----------             -----------

Operating Income Before Corporate Costs                     $    54,282            $    58,006             $    45,453
                                                            ===========            ===========             ===========


Systems Throughput (Trillion Btus)                                203.1                  216.6                   177.4
                                                            ===========            ===========             ===========


Effective December 31, 1999, Kinder Morgan contributed KMIGT and Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), as well as its interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners in exchange for $330 million in cash plus approximately 9.8 million Kinder Morgan Energy Partners common units. See Note 5 of the accompanying Notes to Consolidated Financial Statements for more information regarding this transaction.

KMIGT's operating income before corporate costs decreased by $3.7 million (6.4%) from 1998 to 1999. This segment was negatively impacted in 1999, relative to 1998, by (i) the 1999 write-off of approximately $5.8 million of deferred fuel tracker costs that had accumulated since the initial implementation of FERC Order No. 636 and were deemed unrecoverable due to the settlement of the general rate case, (see Note 8 of the accompanying Notes to Consolidated Financial Statements for more information regarding KMIGT's general rate case), (ii) a decrease in shipper supplied fuel requirements under the terms of KMIGT's general rate case which, in conjunction with normal system fuel and loss requirements, caused KMIGT to purchase additional system fuel supplies and (iii) increased operations and maintenance expenses, primarily related to the Pony Express Pipeline. These negative impacts were partially offset by (i) increased revenues in 1999 due to higher transportation rates under the terms of the general rate case and (ii) reduced depreciation expense in 1999 resulting from the assets of KMIGT being classified as assets held for sale effective November 1, 1999, at which time further depreciation of these assets was suspended in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

KMIGT's operating income before corporate costs increased by $12.6 million (27.6%) from 1997 to 1998. This segment was positively impacted in 1998, relative to 1997, by (i) incremental revenue from the Pony Express Pipeline, which became fully operational in late 1997 and (ii) incremental revenues due to higher transportation rates from KMIGT's rate case subsequent to August 1, 1998, at which date the FERC allowed KMIGT to place its new rates into effect, subject to refund. These positive impacts were partially offset by (i) a decrease in other operating revenues in 1998 due to the transfer of the Casper processing plant to KN Gas Gathering in August 1997 and (ii) increased 1998 operating expenses associated with the Pony Express Pipeline.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RETAIL                                                         1999                   1998                    1997
------                                                      -----------            -----------             -----------
                                                                        (In Thousands Except Systems Throughput)
Operating Revenues
  Gas Sales                                                 $   134,208            $   186,527             $   212,710
  Transportation                                                 34,919                 27,309                  19,865
  Other                                                          13,785                 20,470                  16,967
                                                            -----------            -----------             -----------
                                                                182,912                234,306                 249,542
                                                            -----------            -----------             -----------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                        107,264                123,099                 140,699
  Operations and Maintenance                                     40,463                 41,093                  39,817
  Depreciation and Amortization                                  11,382                 11,014                  10,582
  Taxes, Other Than Income Taxes                                  3,355                  2,886                   3,651
                                                            -----------            -----------             -----------
                                                                162,464                178,092                 194,749
                                                            -----------            -----------             -----------

Operating Income Before Corporate Costs                     $    20,448            $    56,214             $    54,793
                                                            ===========            ===========             ===========


Systems Throughput (Trillion Btus)                                 56.6                   61.7                    72.9
                                                            ===========            ===========             ===========


Retail's operating income before corporate costs decreased by $35.8 million (63.6%) from 1998 to 1999. This segment was negatively impacted in 1999, relative to 1998, by (i) the fact that 1998 results include three months of the operations of distribution assets in Kansas that were sold in March 1998 (see
Note 5 of the accompanying Notes to Consolidated Financial Statements) and (ii) reduced margins from sales and transportation due primarily to (1) weather-related reductions in 1999 irrigation demand and (2) reduced margins related to the Nebraska Choice Gas program.

Retail's operating income before corporate costs increased by $1.4 million (2.6%) from 1997 to 1998. This increase was due primarily to weather-related increases in space-heating and irrigation loads, which were largely offset by the fact that 1997 results include twelve months of the operations of distribution assets in Kansas, while 1998 results include only three months.

MTP                                                             1999                   1998
---                                                         -----------            -----------
                                                            (In Thousands Except Systems Throughput)
Operating Revenues
  Gas Sales                                                 $   815,557            $   704,190
  Transportation and Storage                                     23,971                 19,192
  Other                                                          32,633                 15,819
                                                            -----------            -----------
                                                                872,161                739,201
                                                            -----------            -----------
Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                        804,674                680,766
  Operations and Maintenance                                     45,714                 51,067
  Depreciation and Amortization                                   2,466                  1,615
  Taxes, Other Than Income Taxes                                  2,689                  3,624
                                                            -----------            -----------
                                                                855,543                737,072
                                                            -----------            -----------

Operating Income Before Corporate Costs                     $    16,618            $     2,129
                                                            ===========            ===========


Systems Throughput (Trillion Btus)                                575.3                  581.6
                                                            ===========            ===========


Operating results for MTP are included in Kinder Morgan's consolidated results beginning with the January 30, 1998 acquisition of MidCon Corp. See Note 2 of the accompanying Notes to Consolidated Financial Statements for more information regarding Kinder Morgan's acquisition of MidCon Corp.

MTP's operating income before corporate costs increased by $14.5 million from 1998 to 1999. This segment

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

was positively impacted in 1999, relative to 1998, by (i) the fact that 1999 results include 12 months of the operations of MTP, while 1998 results include only 11 months, (ii) increased per unit margins from sales and transportation in 1999, (iii) increased 1999 margins from natural gas liquids sales due to an improved pricing environment, (iv) reduced 1999 operations and maintenance expenses and (v) reduced 1999 ad valorem taxes. These positive impacts were partially offset by (i) reduced 1999 overall systems throughput volumes and (ii) increased 1999 depreciation expense resulting from capital expenditures made in 1998 and 1999.

POWER                                                          1999                   1998
-----                                                       -----------            -----------
                                                                         (In Thousands)

Operating Revenues                                          $    21,609            $     8,485
                                                            -----------            -----------

Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                          4,525                  1,547
  Operations and Maintenance                                      3,023                    750
  Depreciation and Amortization                                   1,991                    618
  Taxes, Other Than Income Taxes                                    132                      -
                                                            -----------            -----------
                                                                  9,671                  2,915
                                                            -----------            -----------

Operating Income Before Corporate Costs                     $    11,938            $     5,570
                                                            ===========            ===========


Results of operations for the Power segment are included beginning with the acquisition of interests in power plants from the Denver-based Thermo Companies, which acquisition was completed in the third quarter of 1998 (see Note 2 of the accompanying Notes to Consolidated Financial Statements). Differences in operating results between 1999 and 1998 are principally attributable to the fact that 1998 includes only a partial year of operations.


OTHER                                                          1999                   1998                    1997
-----                                                       -----------            -----------             -----------
                                                                                     (In Thousands)

Operating Revenues                                          $    48,978            $    39,530             $    38,471
                                                            -----------            -----------             -----------

Operating Costs and Expenses
  Gas Purchases and Other Costs of Sales                         19,687                 14,555                  16,065
  Operations and Maintenance                                      6,852                  5,180                   5,705
  Depreciation and Amortization                                   2,098                  1,633                     854
  Taxes, Other Than Income Taxes                                  1,202                  1,672                   1,278
  General and Administrative                                     88,403                 68,264                  36,535
  Merger-related and Severance                                   37,443                  5,763                       -
                                                            -----------            -----------             -----------
                                                                155,685                 97,067                  60,437
                                                            -----------            -----------             -----------

Operating Loss                                              $  (106,707)           $   (57,537)            $   (21,966)
                                                            ===========            ===========             ===========


Results included in "Other" include earnings from Kinder Morgan's agreement with HS Resources, Inc. as discussed following, earnings from certain telecommunications assets used primarily by internal business segments and certain general and administrative, and merger-related and severance costs. As announced by Kinder Morgan on November 30, 1999, Kinder Morgan has entered into agreements with HS Resources, Inc. to sell certain assets in the Wattenberg field area of the Denver-Julesberg Basin. Under the terms of the agreements, HS Resources, Inc. commenced operating these assets. Kinder Morgan will receive cash payments from HS Resources, Inc. during 2000 and 2001, with the legal transfer of ownership expected to occur on or before December 15, 2001.

Operating losses increased by $49.2 million (85.5%) from 1998 to 1999. This increase was largely the result of (i) $20.1 million of increased general and administrative expenses due primarily to (1) the fact that 1999 results

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

included 12 months of the operations of NGPL and MTP, while 1998 results included only 11 months (see Note 2 of the accompanying Notes to Consolidated Financial Statements) and (2) reduced capitalization of overhead costs in 1999 resulting from a significantly reduced capital spending program, (ii) additional severance costs related to corporate reorganization and (iii) merger-related costs resulting from the merger with Kinder Morgan Delaware.

Operating losses increased by $35.6 million from 1997 to 1998. This increase was largely the result of (i) the inclusion in 1998 results of 11 months of the operations of NGPL and MTP, which were acquired in the January 1998 acquisition of MidCon Corp. and (ii) merger-related and severance costs associated with the MidCon acquisition.

OTHER INCOME AND (DEDUCTIONS)                       1999            1998            1997
-----------------------------                    ----------      ----------      ----------
                                                               (In Thousands)

Interest Expense, Net                            $ (251,986)     $ (205,899)     $  (29,057)
Equity in Earnings of KMEP(1):
    Equity in Earnings                               15,733              --              --
    Amortization of Excess Investment                (7,335)             --              --
Other Equity in Earnings                             14,140          22,465           4,906
Minority Interests                                  (24,740)        (19,396)         (5,849)
Gain on Sale of Assets to KMEP1                     158,832              --              --
Other Gains on Asset Sales                           30,946          19,552           1,547
Other, Net                                            4,532           1,731           7,364
                                                 ----------      ----------      ----------
                                                 $  (59,878)     $ (181,547)     $  (21,089)
                                                 ==========      ==========      ==========

(1)  KMEP refers to Kinder Morgan Energy Partners.

The decrease of $121.7 million in net expense reported under "Other Income and (Deductions)" from 1998 to 1999 is principally due to the gain from the sale of assets to Kinder Morgan Energy Partners (see Note 2 of the accompanying Notes to Consolidated Financial Statements) and to other factors as discussed following. The increase of $46.1 million (22.4%) in "Interest Expense, Net" from 1998 to 1999 is principally due the incremental debt outstanding as a result of the January 1998 acquisition of MidCon (see Note 2 of the accompanying Notes to Consolidated Financial Statements) and decreased capitalized interest in 1999 due to the reduced level of capital spending (see "Net Cash Flows from Investing Activities"). The equity in earnings of Kinder Morgan Energy Partners (and associated amortization) resulted from the October 1999 business combination with Kinder Morgan Delaware (see Note 2 of the accompanying Notes to Consolidated Financial Statements). The decrease of $8.3 million in "Other Equity in Earnings" from 1998 to 1999 is principally due to the sale of certain equity method investments as described following. The increase of $11.4 million (58.3%) in "Other Gains on Asset Sales" from 1998 to 1999 is principally due to the inclusion in 1999 results of (i) a gain of $17.5 million from the June 1999 sale of Kinder Morgan's interests in the HIOS and UTOS offshore pipeline systems and (ii) a gain of $11.4 million from the September 1999 sale of Kinder Morgan's interest in Stingray Pipeline Company, L.L.C. and West Cameron Dehydration Company, L.L.C., while 1998 results included (i) a gain of $8.5 million from the March 1998 sale of Kinder Morgan's Kansas natural gas distribution properties and (ii) a gain of $10.9 million from Kinder Morgan's September 1998 sale of certain microwave facilities. For additional information on these transactions, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

The increase of $176.8 million in "Interest Expense, Net" from 1997 to 1998 was principally due to the acquisition of MidCon (see Note 2 of the accompanying Notes to Consolidated Financial Statements) and to construction costs associated with the Pony Express Pipeline. The increase of $13.5 million in net expense associated with "Minority Interests" from 1997 to 1998 was principally due to the dividend requirements associated with the $175 million of Capital Trust Securities issued in April 1998. The $18.0 million increase in "Other Gains on Asset Sales" from 1997 to 1998 reflects the fact that 1998 results included the gains from asset

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sales as described preceding, while 1997 included only minor gains. The decrease of $5.6 million in "Other, Net" from 1997 to 1998 is primarily the result of the inclusion, in 1998 results, of $5.0 million of expense representing an increased provision for regulatory refund obligations.

INCOME TAXES FROM CONTINUING OPERATIONS                        1999                   1998                    1997
---------------------------------------                     -----------            -----------             -----------
                                                                             (Dollars In Thousands)

Income Tax Provision                                        $    90,527            $    81,492             $    12,810
                                                            ===========            ===========             ===========

Effective Tax Rate                                                 36.9%                  37.1%                   22.4%
                                                            ===========            ===========             ===========


The increase of $9.0 million in income tax expense from 1998 to 1999 reflected an increase of $9.5 million due to an increase in 1999 pre-tax income, partially offset by a decrease of $0.5 million due to a decrease in the 1999 effective tax rate. The decrease in the 1999 effective tax rate was principally due to the impact of asset sales and dispositions of certain lines of business. The $68.7 million net increase in income tax expense from 1997 to 1998 reflected an increase of $36.4 million due to an increase in 1998 pre-tax income and an increase of $32.3 million due to an increase in the effective tax rate. The increase in the 1998 effective tax rate was principally due to (i) increased state income taxes due to the addition of MidCon's results of operations beginning January 30, 1998 and (ii) the inclusion in 1997 results of adjustments to income tax expense resulting from the successful resolution of certain issues from prior years' federal income tax filings.

DISCONTINUED OPERATIONS                                        1999                   1998                    1997
-----------------------                                     -----------            -----------             -----------
                                                                                  (In Thousands)

Income (Loss) from Discontinued Operations, Net of Tax      $   (51,718)           $   (78,179)            $    33,116
                                                            ===========            ===========             ===========


During the third quarter of 1999, Kinder Morgan adopted a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through Kinder Morgan's enoable joint venture with PacifiCorp. During the fourth quarter of 1999, Kinder Morgan adopted plans to discontinue the following lines of business: (i) gathering and processing natural gas, and providing field services to natural gas producers, (ii) commodity marketing of natural gas and natural gas liquids, (iii) international operations, and (iv) West Texas intrastate pipelines. For more information on these discontinued operations, see Note 6 of the accompanying Notes to Consolidated Financial Statements.

Losses from discontinued operations, net of tax benefits of $32.1 million and $41.5 million in 1999 and 1998, respectively, decreased by $26.5 million from 1998 to 1999. Operating results were positively impacted in 1999, relative to 1998, by (i) improvement in the natural gas liquids pricing environment in 1999 and (ii) the fact that 1998 operating results included (1) $6.4 million of adjustments to write down certain natural gas due from third parties and in underground storage to their current market values, (2) $3.7 million of increased provision for uncollectible accounts receivable, (3) natural gas liquids storage inventory write-downs and (4) operating losses associated with gas processing facilities that were sold in the fourth quarter of 1998. These positive impacts were partially offset by the fact that 1998 results included $6.0 million in margin from sales of storage gas.

The operating results of discontinued operations, net of a tax benefit of $41.5 million in 1998 and income tax expense of $23.2 million in 1997, decreased from income of $33.1 million in 1997 to a loss of $74.1 million in 1998. Operating results were negatively impacted in 1998, relative to 1997, by (i) lower natural gas liquids prices in 1998, (ii) a decrease in earnings from commodity marketing in 1998, which reflected (1) certain unfavorable adjustments as described preceding and (2) reduced 1998 sales of gas in storage, (iii) increased 1998 downtime resulting from plant turnaround and installation of additional measurement facilities, (iv) operational problems in 1998 associated with deficient vendor performance, (v) 1998 natural gas liquids storage

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

inventory write-downs, (vi) reduced 1998 revenues from the sale of natural gas liquids marketing rights and processing agreements and (vii) increased equity in losses of ENOable. These negative impacts were partially offset by the fact that 1997 results included $4.0 million of losses from power marketing activities.

Liquidity and Capital Resources

The following table illustrates the sources of Kinder Morgan's invested capital. The balances at December 31, 1999 and 1998, reflect the incremental capital associated with the acquisition of MidCon Corp., including the post-acquisition refinancings completed in 1998. The balances at December 31, 1999 also reflect the impacts associated with the acquisition of Kinder Morgan Delaware and the sale of certain assets to Kinder Morgan Energy Partners (see Notes 2 and 12 of the accompanying Notes to Consolidated Financial Statements).

                                                                   DECEMBER 31,
                                                                   ------------
                                                     1999              1998              1997
                                                 ------------      ------------      ------------
                                                              (Dollars In Thousands)

Long-term Debt                                   $  3,293,326      $  3,300,025      $    553,816
Common Equity                                       1,665,841         1,216,821           606,132
Preferred Stock                                            --             7,000             7,000
Capital Trust Securities                              275,000           275,000           100,000
                                                 ------------      ------------      ------------
  Capitalization                                    5,234,167         4,798,846         1,266,948
Short-term Debt                                       581,567         1,702,013 (1)       359,951
                                                 ------------      ------------      ------------
  Invested Capital                               $  5,815,734      $  6,500,859      $  1,626,899
                                                 ============      ============      ============

Capitalization:
  Long-term Debt                                         62.9%             68.8%             43.7%
  Common Equity                                          31.8%             25.4%             47.8%
  Preferred Stock                                          --               0.1%              0.6%
  Capital Trust Securities                                5.3%              5.7%              7.9%

Invested Capital:
  Total Debt (2)                                         66.6%             76.9%             56.2%
  Equity, Including Capital
    Trust Securities                                     33.4%             23.1%             43.8%


(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp. This note was repaid on January 4, 1999.

(2) If the government securities then held as collateral were offset against the related debt, the ratio of total debt to invested capital at December 31, 1998, would have been 72.3 percent.

The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash Flows and related supplemental disclosures.

Net Cash Flows From Operating Activities

"Net Cash Flows From Operating Activities" increased from $95.3 million in 1998 to $312.0 million in 1999, an increase of $216.7 million or 227 percent. This increase was principally attributable to (i) cash provided by reductions in working capital for continuing operations in 1999 and (ii) increased 1999 operating cash flows associated with discontinued operations reflecting, among other things, improved operating results and the sale of accounts receivable, partially offset by (i) reduced 1999 earnings from continuing operations before asset sales and (ii) the inclusion in 1998 results of $27.5 million of proceeds from the buyout of certain contractual gas obligations.

"Net Cash Flows From Operating Activities" decreased from $97.5 million in 1997 to $95.3 million in 1998, a decrease of $2.2 million or 2.3 percent. This decrease was principally attributable to (i) an increase in 1998 earnings from continuing operations, due principally to the acquisition of MidCon Corp. and
(ii) the 1998 receipt of $27.5 million of proceeds from the buyout of certain contractual gas obligations, largely offset by (i)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cash used to increase working capital during 1998 and (ii) reduced 1998 operating cash flows associated with discontinued operations.

In September 1999, Kinder Morgan established a receivables sales facility that provides up to $150 million of additional liquidity. In accordance with this agreement, proceeds of $150 million were received on September 30, 1999. These proceeds were subsequently used to retire debt obligations of Kinder Morgan Delaware outstanding at the time of its acquisition by Kinder Morgan (see Note 7 of the accompanying Notes to Consolidated Financial Statements). In accordance with authoritative accounting guidelines, cash flows (both continuing and discontinuing) associated with this facility are included with "Cash flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows. In February 2000, approximately $120 million of this facility was repaid, largely as a result of Kinder Morgan's agreement to dispose of certain businesses.

Net Cash Flows From Investing Activities

"Net Cash Flows From Investing Activities" increased from a net outflow of $3.5 billion in 1998 to a net inflow of $1.0 billion in 1999. This increase was principally attributable to the net impact of (i) a net cash outflow of $2.2 billion in 1998 for the purchase of MidCon Corp., (ii) net purchases of U.S. Government securities of $1.1 billion in 1998, principally to act as collateral for the Substitute Note assumed in the acquisition of MidCon Corp., (iii) net sales of U.S. government securities of $1.1 billion in 1999, which proceeds were used, together with proceeds of additional short-term borrowings, to repay the Substitute Note, (iv) additional cash used in 1999 for other acquisitions, principally the cash portion of consideration paid for the Thermo acquisition,
(v) the 1999 receipt of $28.7 million of proceeds from the sale of Tom Brown, Inc. preferred stock, (vi) increased proceeds from sales of assets in 1999 and
(vi) decreased net cash outflows for investing activities of discontinued operations in 1999. See Note 2 of the accompanying Notes to Consolidated Financial Statements for additional information regarding the MidCon Corp. acquisition, related assumption of the Substitute Note and the Thermo acquisition.

Major asset sales during 1999 included (i) the transfer of KMIGT, Kinder Morgan Trailblazer LLC and Kinder Morgan's interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners, (ii) all of Kinder Morgan's major offshore assets in the Gulf of Mexico area, including Kinder Morgan's interests in Stingray Pipeline Company L.L.C. and West Cameron Dehydration Company L.L.C., and the HIOS and UTOS offshore pipeline systems and (iii) MidCon Gas Products of New Mexico Corp. Total proceeds received in 1999 from asset sales (both continuing and discontinued) were $111.1 million. In addition, on January 21, 2000, Kinder Morgan received $200 million in cash from Kinder Morgan Energy Partners as partial consideration for the aforementioned transfer of assets. Kinder Morgan Energy Partners is also obligated to pay Kinder Morgan an additional $130 million in cash in early 2000. See Notes 5 and 6 of the accompanying Notes to Consolidated Financial Statements for more information concerning these investments and sales.

"Net Cash Flows From Investing Activities" increased from $496.6 million in 1997 to $3.5 billion in 1998, an increase of approximately $3.0 billion, principally due to (i) the $2.2 billion of net cash paid in 1998 and (ii) the net use of cash for the purchases of approximately $1.1 billion of U.S. government securities as collateral for the Substitute Note, in each case in conjunction with the acquisition of MidCon Corp. In addition, (i) cash outflows for investments were approximately $71 million less in 1998 than in 1997, reflecting the inclusion in 1997 of the investment in Red Cedar Gathering Company, (ii) proceeds from sales of assets increased by approximately $36 million in 1998, reflecting the sales of Kinder Morgan's Kansas natural gas distribution assets and certain microwave towers and (iii) net cash outflows for investing activities of discontinued operations decreased in 1998.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Cash Flows From Financing Activities

"Net Cash Flows From Financing Activities" decreased from a net inflow of $3.4 billion in 1998 to a net outflow of $1.3 billion in 1999. This decrease was principally the result of the 1998 financings associated with the acquisition of MidCon Corp. and the repayment of the Substitute Note in 1999, in each case as described following. In addition, Kinder Morgan retired $158.9 million of long-term debt in 1999, compared to $35.8 million in 1998. The long-term debt retired in 1999 included $148.6 million of debt assumed in conjunction with the acquisition of Kinder Morgan Delaware.

"Net Cash Flows From Financing Activities" increased from $411.2 million in 1997 to approximately $3.4 billion in 1998, an increase of approximately $3.0 billion. This increase reflected reduced 1998 cash from short-term borrowings and the 1998 receipt of (i) $2.75 billion from the public sale of debt securities, (ii) $650 million from the public sale of common stock and (iii) $175 million from the public sale of Capital Trust Securities (in each case representing the refinancing of acquisition debt associated with the purchase of MidCon), net of associated issuance costs of approximately $78.2 million (see Notes 2 and 12 of the accompanying Notes to Consolidated Financial Statements). In addition, 1998 cash used for dividends and long-term debt retirement increased by $17.3 million and $8.0 million, respectively.

In March 1998, Kinder Morgan issued 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of common stock in an underwritten public offering, receiving net proceeds of approximately $624.6 million. Also in March 1998, Kinder Morgan issued $2.35 billion principal amount of debt securities of varying maturities and interest rates in an underwritten public offering, receiving net proceeds of approximately $2.34 billion. The net proceeds from these two offerings were used to refinance borrowings under the MidCon Corp. acquisition financing arrangements and to purchase U.S. government securities to collateralize a portion of the Substitute Note. In April 1998, Kinder Morgan sold $175 million of 7.63% Capital Securities due April 15, 2028, in an underwritten offering, with the net proceeds of $173.1 million used to purchase U.S. government securities to further collateralize the Substitute Note. In November 1998, Kinder Morgan completed the concurrent underwritten public offerings of $400 million of 3-year senior notes and $460 million principal amount of premium equity participating security units. The $397.4 million of net proceeds from the senior notes offering were used to retire a portion of Kinder Morgan's then-outstanding short-term borrowings. The proceeds from the security units offering was used to purchase U.S. Treasury Notes on behalf of the security unit holders, which notes are the property of the security unit holders and will be held as collateral to fund the obligation of the security unit holders to purchase Kinder Morgan common stock at the end of a three-year period. For additional information on each of these financings, including terms of the specific securities and the associated accounting treatment, see Note 12 of the accompanying Notes to Consolidated Financial Statements.

On January 4, 1999, Kinder Morgan repaid the $1.4 billion Substitute Note payable to Occidental Petroleum as part of the MidCon Corp. acquisition. The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities which had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings.

Kinder Morgan's principal sources of short-term liquidity are its revolving bank facilities and, to a lesser extent, its receivable sales facility (see "Net Cash Flows from Operating Activities"). As of December 31, 1999, Kinder Morgan had available a $550 million 364-day facility dated November 18, 1999, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. The bank facilities can be used for general corporate purposes, including backup for Kinder Morgan's commercial paper program. At December 31, 1999, Kinder Morgan had $574.4 million of bank borrowings and commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $402.3 million at February 15, 2000. After inclusion of applicable letters of credit, the remaining available borrowing

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

capacity under the bank facilities was $354.5 million and $526.6 million at December 31, 1999 and February 15, 2000, respectively. The bank facilities include covenants that are common in such arrangements. For example, the $350 million facility requires consolidated debt to be less than 71% of consolidated total capitalization. The $400 million facility requires that upon issuance of common stock to the holders of the premium equity participating security units at the maturity of the security units, consolidated debt must be less than 67% of consolidated total capitalization. Both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of consolidated debt of Kinder Morgan, require the consolidated debt of each material subsidiary to be less than 65% of its consolidated total capitalization and require Kinder Morgan's consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1998.


Capital Expenditures and Commitments

Capital expenditures in 1999 were $94.3 million and $31.7 million for continuing operations and discontinued operations, respectively. The 2000 capital expenditure budget totals approximately $120 million, and the funds are expected to be provided from internal sources and, if necessary, incremental borrowings. Approximately $8.5 million of this amount had been committed for the purchase of plant and equipment at December 31, 1999. Additional information on commitments is contained in Note 17 of the accompanying Notes to Consolidated Financial Statements.

REGULATION

On January 23, 1998, KMIGT filed a general rate case with the Federal Energy Regulatory Commission ("FERC") requesting a $30.2 million increase in annual revenues. As a result of the FERC's action, KMIGT was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund were recorded based on expected ultimate resolution. On November 3, 1999, KMIGT filed a comprehensive Stipulation and Agreement to resolve all issues in this proceeding. The FERC approved the Stipulation and Agreement on December 22, 1999. The settlement rates have been placed in effect, and it is anticipated that refunds for past periods (totaling $36.6 million at December 31, 1999) will be made in early 2000.

On December 29, 1998, Rocky Mountain Natural Gas Company, a wholly owned subsidiary of Kinder Morgan, received a "show cause" order from the Colorado Public Utilities Commission. Rocky Mountain has reached settlement on the issue, and a Stipulation and Agreement memorializing the settlement with the Staff of the Commission and the Office of Consumer Counsel has been filed and approved. As part of this settlement, Rocky Mountain agreed to reduce its sales and transportation rates effective June 1, 1999. The settled rate reduction is anticipated to reduce Rocky Mountain's annual revenues by approximately $0.9 million per year.


RISK MANAGEMENT

To minimize the risk of price changes in the natural gas and natural gas liquids markets, Kinder Morgan uses certain financial instruments for hedging purposes. These instruments include energy products traded on the New York Mercantile Exchange, the Kansas City Board of Trade and over-the-counter markets including, but not limited to, futures and options contracts and fixed-price swaps. Kinder Morgan is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments but, given their existing credit ratings, does not expect any counterparties to fail to meet their obligations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pursuant to a policy approved by its Board of Directors, Kinder Morgan is to engage in these activities only as a hedging mechanism against price volatility associated with (i) pre-existing or anticipated physical gas and condensate sales, (ii) gas purchases and (iii) system use and storage in order to protect profit margins, and is not to engage in speculative trading. Commodity-related activities of the risk management group are monitored by Kinder Morgan's Risk Management Committee, which is charged with the review and enforcement of the Board of Directors' risk management policy. The Risk Management Committee reviews the types of hedging instruments used, contract limits and approval levels and may review the pricing and hedging of any or all commodity transactions. All energy futures, swaps and options are recorded at fair value. The fair value of these risk management instruments reflects the estimated amounts that Kinder Morgan would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all financial instruments used by Kinder Morgan. Gains and losses on hedging positions are deferred and recognized as gas purchases expense in the periods in which the underlying physical transactions occur.

Kinder Morgan measures the risk of price changes in the natural gas and natural gas liquids markets utilizing a Value-at-Risk model. Value-at-Risk is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. Kinder Morgan utilizes a closed form model to evaluate risk on a daily basis. The Value-at-Risk computations utilize a confidence level of 97.7 percent for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7 percent probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk number presented. Instruments evaluated by the model include forward physical gas, storage and transportation contracts and financial products including commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. Value-at-Risk at December 30, 1999, was $3.1 million and averaged $3.7 million for 1999.

Kinder Morgan's calculated Value-at-Risk exposure represents an estimate of the reasonably possible net losses that would be recognized on Kinder Morgan's portfolio of derivatives assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures and the timing thereof, as well as changes in Kinder Morgan's portfolio of derivatives during the year.

As a result of Kinder Morgan's planned divestiture of certain of its businesses, primarily its commodity marketing business, it is expected that Kinder Morgan's portfolio of financial instruments held for the purposes of hedging, and corresponding exposure to loss from such instruments, will be smaller in the future.

Kinder Morgan's treasury department manages interest rate exposure utilizing interest rate swaps, caps or similar derivatives within Board-established policy. None of these interest rate derivatives is leveraged. Kinder Morgan currently is not hedging its interest rate exposure resulting from its short-term borrowings. The market risk related to short-term borrowings from a one percent change in interest rates would result in an approximate $6.2 million annual impact on pre-tax income, based on short-term borrowing levels as of March 15, 2000.

There are recently issued accounting pronouncements that change the accounting and reporting requirements for certain risk management activities (see Note 14 of the accompanying Notes to Consolidated Financial Statements).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK/FORWARD-LOOKING INFORMATION

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of Kinder Morgan's management, based on information currently available to Kinder Morgan's management. When words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should" or similar expressions are used, Kinder Morgan is making forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of Kinder Morgan may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond Kinder Morgan's ability to control or predict. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, the ability to achieve synergies and revenue growth, national, international, regional and local economic, competitive and regulatory conditions and developments, technological developments, capital market conditions, inflation rates, interest rates, the political and economic stability of oil producing nations, energy markets, weather conditions, business and regulatory or legal decisions, the pace of deregulation of retail natural gas and electricity, the timing and extent of changes in commodity prices for oil, natural gas, natural gas liquids, electricity and certain agricultural products, the timing and success of business development efforts, and other uncertainties, all of which are difficult to predict and many of which are beyond Kinder Morgan's control. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, Kinder Morgan claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Business Strategy

On October 7, 1999, the merger between Kinder Morgan and Kinder Morgan Delaware was completed. Pursuant to the terms of the merger agreement, Kinder Morgan issued approximately 41.5 million shares of common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. Upon closing of the transaction, Richard D. Kinder was named Chairman of the combined company, which was renamed Kinder Morgan, Inc.

In accordance with previously announced plans, Kinder Morgan implemented and has continued to pursue its "Back to Basics" strategy. This strategy includes the following key aspects: (i) focus on Kinder Morgan's core assets, (ii) divest non-core assets and use the proceeds to reduce debt, (iii) sell certain core assets for fair market value to Kinder Morgan Energy Partners, (iv) reduce corporate overhead costs, (v) align employee and shareholder incentives, (vi) reduce the shareholder dividend and (vii) seek accretive acquisitions and business expansions.

Currently, Kinder Morgan's primary source of operating income is NGPL, a major interstate natural gas pipeline system which runs from natural gas producing areas in West Texas and the Gulf of Mexico to its principal market area of Chicago, Illinois. In accordance with its strategy to focus on core assets, Kinder Morgan has worked toward agreements to fully utilize the transportation and storage capacity of NGPL on a long-term basis. Kinder Morgan has experienced some successes in these endeavors as discussed under "NGPL" elsewhere in this Form 10-K.

During the third quarter of 1999, Kinder Morgan chose to discontinue certain of its business activities related to the sale of non-energy products and services
- principally consisting of Kinder Morgan's en*able joint venture with PacifiCorp. During the fourth quarter of 1999, Kinder Morgan chose to discontinue several other lines of business, including natural gas gathering and processing, natural gas marketing, West Texas intrastate natural gas pipeline and storage businesses and international operations. Kinder Morgan has announced sales, or

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

agreements to sell a number of these assets as more fully described under "General Description" elsewhere in this Form 10-K and in Note 6 of the accompanying Notes to Consolidated Financial Statements. In addition, during 1999, Kinder Morgan sold its major offshore natural gas gathering and pipeline interests.

In addition to sales of assets to third parties, Kinder Morgan's strategy also includes plans to transfer qualifying assets to Kinder Morgan Energy Partners. Kinder Morgan Energy Partners is a publicly traded master limited partnership which manages a variety of midstream energy assets. Kinder Morgan Energy Partners, G.P., Inc., a wholly owned subsidiary of Kinder Morgan, is the general partner of Kinder Morgan Energy Partners. According to the terms of Kinder Morgan Energy Partners' partnership agreement, the general partner may qualify to receive cash incentive distributions from Kinder Morgan Energy Partners. By contributing assets to Kinder Morgan Energy Partners that are accretive to the earnings and cash flow of Kinder Morgan Energy Partners, Kinder Morgan can receive fair value for its assets, while still maintaining an indirect interest in the earnings and cash flows of the assets through its interests in Kinder Morgan Energy Partners. Effective December 31, 1999, Kinder Morgan contributed
(i) KMIGT, (ii) a subsidiary holding the interest in Trailblazer Pipeline Company and (iii) its interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners in return for $330 million in cash and approximately 9.81 million common units of Kinder Morgan Energy Partners. By significantly increasing its stake in Kinder Morgan Energy Partners, Kinder Morgan expects to receive additional future cash distributions from Kinder Morgan Energy Partners through incremental general partner incentive distributions as well as increased limited partner distributions due to its ownership of additional common units (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

Kinder Morgan believes that opportunities exist both with respect to existing assets and future acquisitions for increasing shareholder value through cost reductions and other efficiency improvements. Through the merger with Kinder Morgan Delaware and other cost reduction actions, Kinder Morgan expects to realize between $60 million and $70 million of annual cost savings. Another measure intended to increase shareholder value is the All Employee Stock Option Plan (see Note 16 of the accompanying Notes to Consolidated Financial Statements), implemented in October 1999. Through this plan, virtually all employees, with the exception of Richard D. Kinder and William V. Morgan, have received options to purchase shares of Kinder Morgan's common stock. By aligning employee incentives with shareholder value, Kinder Morgan expects to increase employee productivity, retention and satisfaction, and correspondingly increase earnings and overall shareholder value.

Kinder Morgan expects to grow and increase profitability through acquisitions and system expansions, as well as through increased earnings from Kinder Morgan Energy Partners. To reduce debt and provide funds for future growth, Kinder Morgan reduced the regular quarterly common dividend from $0.20 per share to $0.05 per share in the fourth quarter of 1999. In February 2000, NGPL signed an agreement with Nicor Inc. to become equal partners in the planned Horizon Pipeline. The Horizon Pipeline is a $75 million natural gas pipeline with an initial capacity of 380 million cfd. The pipeline will originate in Joliet, Illinois and extend 74 miles into northern Illinois where it will connect with Nicor's gas distribution system. Future expansion of the Horizon system could potentially serve markets in southern Wisconsin. In addition to natural gas pipeline expansions, Kinder Morgan expects to participate in the expansion of gas-fired electric power generation by providing natural gas transportation and storage services, as in its agreement with Ameren, or through direct ownership of power generating assets.

Readiness for Year 2000

In prior Reports on Form 10-K and 10-Q, Kinder Morgan discussed the nature and progress of its plans to become Year 2000-ready. In late 1999, Kinder Morgan completed its remediation and testing of systems. As a result of these planning and implementation efforts, Kinder Morgan experienced no significant disruption in mission-critical information technology and non-information technology systems and believes these systems

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

successfully responded to the Year 2000 date change. Kinder Morgan incurred less than $5 million in direct costs since 1997 in connection with replacing its non-compliant systems. In addition, approximately $25 million in costs were incurred (most of which were capitalized) modifying or replacing computer systems as part of the integration of its systems with the systems of MidCon. These computer systems addressed the Year 2000 problem. Kinder Morgan is not aware of any material problems resulting from Year 2000 issues with its internal systems or the products and services of third parties. Kinder Morgan will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

Litigation and Environmental

Kinder Morgan's anticipated environmental capital costs and expenses for 2000, including expected costs for voluntary remediation efforts, are approximately $2.3 million. A substantial portion of Kinder Morgan's environmental costs are either recoverable through insurance and indemnification provisions or have previously recorded liabilities associated with them.

Refer to Notes 9(A) and 9(B) to the accompanying Consolidated Financial Statements for additional information on Kinder Morgan's pending litigation and environmental matters. Kinder Morgan believes it has established adequate reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on Kinder Morgan's business, cash flows, financial position or results of operations.

Significant Operating Variables

Kinder Morgan's principal exposure to market variability is related to the variation in natural gas prices and basis differentials, which can affect gross margins in its NGPL, MTP and Retail Distribution segments. "Basis differential" is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. Kinder Morgan has attempted to reduce its exposure to this form of market variability by pursuing long-term, fixed-rate type contract agreements for capacity on NGPL as described preceding. Additional competitive pressures have been generated in Midwest natural gas markets due to the introduction and planned introduction of additional supplies into the Chicago market area. In December 1998, the Northern Border Pipeline began operations on its 645 million cubic feet per day expansion project from Canadian supply areas into the Chicago market area, which is the terminus of NGPL's main pipeline system. In addition, the Alliance Pipeline, a joint venture of several energy companies, is currently constructing a 1.3 billion cubic feet per day pipeline to transport natural gas from Canada into the Chicago market area. The in-service date for the Alliance pipeline is currently projected for late 2000. In addition, various pipelines have proposed projects to take gas out of the Chicago area to market areas in the Northeast United States. It is currently unknown what impact, if any, this

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

additional pipeline capacity will have on gas prices and basis differentials for delivery points in the upper Midwest.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is in Item 7 under the heading "Risk Management."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                                                                Page
-----                                                                                                                ----

Report of Independent Accountants...................................................................................39-40
Consolidated Statements of Income...................................................................................41-42
Consolidated Balance Sheets............................................................................................43
Consolidated Statements of Common Stockholders' Equity.................................................................44
Consolidated Statements of Cash Flows..................................................................................45
Notes to Consolidated Financial Statements..........................................................................46-78
Selected Quarterly Financial Data (unaudited).......................................................................79-80

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Kinder Morgan, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1), present fairly, in all material respects, the financial position of Kinder Morgan, Inc. (formerly K N Energy, Inc.) and its subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 16, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Kinder Morgan, Inc.:

We have audited the accompanying consolidated balance sheet of Kinder Morgan, Inc. (formerly K N Energy, Inc. and a Kansas corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of income, comprehensive income, common stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinder Morgan, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended December 31, 1998 listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP

Denver, Colorado
February 2, 1999 (except with respect to the matter discussed in Note 6, as to which the date is March 16, 2000).

CONSOLIDATED STATEMENTS OF INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                           1999              1998              1997
                                                       ------------      ------------      ------------
                                                            (In Thousands Except Per Share Amounts)

OPERATING REVENUES:
Natural Gas Sales                                      $  1,003,535      $    955,134      $    214,775
Natural Gas Transportation and Storage                      651,647           640,906            87,579
Other                                                        90,299            64,854            38,084
                                                       ------------      ------------      ------------
Total Operating Revenues                                  1,745,481         1,660,894           340,438
                                                       ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales                      956,181           833,275           134,336
Operations and Maintenance                                  179,569           168,733            59,524
General and Administrative                                   88,403            68,264            36,535
Depreciation and Amortization                               144,268           155,362            23,868
Taxes, Other Than Income Taxes                               34,560            28,290             7,895
Merger-related and Severance Costs                           37,443             5,763                --
                                                       ------------      ------------      ------------
Total Operating Costs and Expenses                        1,440,424         1,259,687           262,158
                                                       ------------      ------------      ------------

OPERATING INCOME                                            305,057           401,207            78,280
                                                       ------------      ------------      ------------

OTHER INCOME AND (DEDUCTIONS):
Kinder Morgan Energy Partners:
   Equity in Earnings                                        15,733                --                --
   Amortization of Excess Investment                         (7,335)               --                --
Equity in Earnings of Other Equity Investments               14,140            22,465             4,906
Interest Expense, Net                                      (251,986)         (205,899)          (29,057)
Minority Interests                                          (24,740)          (19,396)           (5,849)
Gains from Sales of Assets                                  189,778            19,552             1,547
Other, Net                                                    4,532             1,731             7,364
                                                       ------------      ------------      ------------
Total Other Income and (Deductions)                         (59,878)         (181,547)          (21,089)
                                                       ------------      ------------      ------------

Income from Continuing Operations
   Before Income Taxes                                      245,179           219,660            57,191
Income Taxes                                                 90,527            81,492            12,810
                                                       ------------      ------------      ------------
Income from Continuing Operations                           154,652           138,168            44,381
                                                       ------------      ------------      ------------

DISCONTINUED OPERATIONS, NET OF TAX:
Income (Loss) From Discontinued Operations                  (51,718)          (78,179)           33,116
Loss on Disposal of Discontinued Operations                (344,378)               --                --
                                                       ------------      ------------      ------------
Total Income (Loss) From Discontinued
   Operations                                              (396,096)          (78,179)           33,116
                                                       ------------      ------------      ------------

NET INCOME (LOSS)                                          (241,444)           59,989            77,497
Less-Preferred Dividends                                        129               350               350
Less-Premium Paid on Preferred Stock
   Redemption                                                   350                --                --
                                                       ------------      ------------      ------------
Earnings (Loss) Available for Common Stock             $   (241,923)     $     59,639      $     77,147
                                                       ============      ============      ============

Number of Shares Used in Computing Basic
   Earnings Per Common Share                                 80,284            64,021            46,589
                                                       ============      ============      ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations                                  $       1.92      $       2.15      $       0.95
Discontinued Operations                                       (4.93)            (1.22)             0.71
                                                       ------------      ------------      ------------
Basic Earnings (Loss) Per Common Share                 $      (3.01)     $       0.93      $       1.66
                                                       ============      ============      ============

Number of Shares Used in Computing Diluted
   Earnings Per Common Share                                 80,358            64,636            47,307
                                                       ============      ============      ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations                                  $       1.92      $       2.13      $       0.93
Discontinued Operations                                       (4.93)            (1.21)             0.70
                                                       ------------      ------------      ------------
Diluted Earnings (Loss) Per Common Share               $      (3.01)     $       0.92      $       1.63
                                                       ============      ============      ============

Dividends Per Common Share                             $       0.65      $       0.76      $       0.73
                                                       ============      ============      ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                    1999            1998            1997
                                                                 ----------      ----------      ----------
                                                                               (In Thousands)
NET INCOME (LOSS)                                                $ (241,444)     $   59,989      $   77,497
Unrealized (Loss) Gain on Equity Securities, Net of Tax                 852          (6,697)         (1,492)
                                                                 ----------      ----------      ----------

COMPREHENSIVE INCOME (LOSS)                                      $ (240,592)     $   53,292      $   76,005
                                                                 ==========      ==========      ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                       1999              1998
                                                                                   ------------      ------------
ASSETS                                                                                     (In Thousands)
CURRENT ASSETS:
Cash and Cash Equivalents                                                          $     26,378      $     21,955
Restricted Deposits                                                                          51             9,096
U.S. Government Securities                                                                   --         1,092,415
Accounts Receivable                                                                     306,451           693,044
Receivable From Kinder Morgan Energy Partners                                           330,000                --
Inventories                                                                              50,328           144,831
Gas Imbalances                                                                          172,501           189,266
Other                                                                                    19,154            46,812
Net Current Assets of Discontinued Operations                                            58,991                --
                                                                                   ------------      ------------
                                                                                        963,854         2,197,419
                                                                                   ------------      ------------
INVESTMENTS:
Kinder Morgan Energy Partners                                                         1,791,768                --
Other                                                                                   126,103           252,543
                                                                                   ------------      ------------
                                                                                      1,917,871           252,543
                                                                                   ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    5,789,564         7,023,176
                                                                                   ------------      ------------

DEFERRED CHARGES AND OTHER ASSETS                                                       209,758           242,991
                                                                                   ------------      ------------

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                       659,236                --
                                                                                   ------------      ------------
TOTAL ASSETS                                                                       $  9,540,283      $  9,716,129
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-term Debt                                               $      7,167      $     10,167
Notes Payable                                                                           574,400           297,000
Substitute Note                                                                              --         1,394,846
Accounts Payable                                                                        224,625           489,414
Accrued Taxes                                                                            36,075            18,914
Gas Imbalances                                                                          196,469           178,774
Payable for Purchase of Thermo Companies                                                 44,320            86,799
Reserve for Loss on Disposal of Discontinued Operations                                 535,630                --
Other                                                                                   206,620           247,465
                                                                                   ------------      ------------
                                                                                      1,825,306         2,723,379
                                                                                   ------------      ------------
OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred Income Taxes                                                                 2,228,553         1,699,072
Other                                                                                   242,926           431,565
                                                                                   ------------      ------------
                                                                                      2,471,479         2,130,637
                                                                                   ------------      ------------

LONG-TERM DEBT                                                                        3,293,326         3,300,025
                                                                                   ------------      ------------

KINDER MORGAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL TRUST
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF KINDER MORGAN             275,000           275,000
                                                                                   ------------      ------------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                              9,331            63,267
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2, 5, 9 AND 17)

STOCKHOLDERS' EQUITY:
Preferred Stock                                                                              --             7,000
                                                                                   ------------      ------------
Common Stock-
  Authorized - 150,000,000 Shares, Par Value $5 Per Share
  Outstanding - 112,665,977 and 68,597,308 Shares,
    After Deducting 172,402 and 48,598 Shares Held in Treasury                          564,192           343,230
Additional Paid-in Capital                                                            1,203,008           694,223
Retained Earnings (Deficit)                                                             (95,615)          193,925
Other                                                                                    (5,744)          (14,557)
                                                                                   ------------      ------------
Total Common Stockholders' Equity                                                     1,665,841         1,216,821
                                                                                   ------------      ------------
Total Stockholders' Equity                                                            1,665,841         1,223,821
                                                                                   ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  9,540,283      $  9,716,129
                                                                                   ============      ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                              1999                                1998
                                                          ------------                        ------------
                                                    SHARES            AMOUNT            SHARES            AMOUNT
                                                 ------------      ------------      ------------      ------------
                                                                             (Dollars In Thousands)

COMMON STOCK:
     Beginning Balance                             68,645,906      $    343,230        32,024,557      $    160,123
     Sale of Common Stock, Net                             --                --        12,500,000            62,500
     Exercise of Common Stock Warrants                     --                --                --                --
     Acquisition of Kinder Morgan Delaware         41,683,323           208,417                --                --
     Acquisition of Other Businesses                2,065,909            10,330           689,810             3,449
     Employee and Executive Benefit Plans             443,241             2,215           549,570             2,758
     Common Stock Split                                    --                --        22,881,969           114,400
                                                 ------------      ------------      ------------      ------------
     Ending Balance                               112,838,379           564,192        68,645,906           343,230
                                                 ------------      ------------      ------------      ------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning Balance                                                  694,223                             266,435
     Sale of Common Stock, Net                                               --                             558,053
     Costs Related to PEPS Offering                                          --                             (62,150)
     Exercise of Common Stock Warrants                                       --                                  --
     Acquisition of Kinder Morgan Delaware                              470,831                                  --
     Acquisition of Other Businesses                                     34,670                              30,985
     Employee and Executive Benefit Plans                                 3,284                              15,371
     Common Stock Split                                                      --                            (114,471)
                                                                   ------------                        ------------
     Ending Balance                                                   1,203,008                             694,223
                                                                   ------------                        ------------

RETAINED EARNINGS (DEFICIT)
     Beginning Balance                                                  193,925                             185,658
     Net Income (Loss)                                                 (241,444)                             59,989
     Cash Dividends:
        Common                                                          (47,967)                            (51,372)
        Preferred                                                          (129)                               (350)
                                                                   ------------                        ------------
     Ending Balance                                                     (95,615)                            193,925
                                                                   ------------                        ------------

OTHER:

  DEFERRED COMPENSATION:
       Beginning Balance                                                (10,686)                             (9,203)
       Executive Benefit Plans                                           10,686                              (1,483)
                                                                   ------------                        ------------
       Ending Balance                                                        --                             (10,686)
                                                                   ------------                        ------------

  TREASURY STOCK, AT COST:
       Beginning Balance                              (48,598)           (1,417)          (28,482)           (1,124)
       Treasury Stock Acquired                       (135,510)           (2,956)          (60,994)           (2,834)
       Acquisition of Businesses                           --                --            39,970             1,801
       Dividend Reinvestment Plan                      11,706               231            17,135               740
       Common Stock Split                                  --                --           (16,227)               --
                                                 ------------      ------------      ------------      ------------
       Ending Balance                                (172,402)           (4,142)          (48,598)           (1,417)
                                                 ------------      ------------      ------------      ------------

  ACCUMULATED OTHER COMPREHENSIVE
          INCOME (NET OF TAX):
       Beginning Balance                                                 (2,454)                              4,243
       Unrealized Gain (Loss) on Equity
          Securities                                                        852                              (6,697)
                                                                   ------------                        ------------
       Ending Balance                                                    (1,602)                             (2,454)
                                                                   ------------                        ------------

TOTAL OTHER                                          (172,402)           (5,744)          (48,598)          (14,557)
                                                 ------------      ------------      ------------      ------------

TOTAL COMMON STOCKHOLDERS'
        EQUITY                                    112,665,977      $  1,665,841        68,597,308      $  1,216,821
                                                 ============      ============      ============      ============

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                              1997
                                                          ------------
                                                    SHARES            AMOUNT
                                                 ------------      ------------


COMMON STOCK:
     Beginning Balance                             30,295,792      $    151,479
     Sale of Common Stock, Net                             --                --
     Exercise of Common Stock Warrants                642,232             3,211
     Acquisition of Kinder Morgan Delaware                 --                --
     Acquisition of Other Businesses                  544,604             2,723
     Employee and Executive Benefit Plans             541,929             2,710
     Common Stock Split                                    --                --
                                                 ------------      ------------
     Ending Balance                                32,024,557           160,123
                                                 ------------      ------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning Balance                                                  223,167
     Sale of Common Stock, Net                                               --
     Costs Related to PEPS Offering                                          --
     Exercise of Common Stock Warrants                                    8,060
     Acquisition of Kinder Morgan Delaware                                   --
     Acquisition of Other Businesses                                     21,411
     Employee and Executive Benefit Plans                                13,797
     Common Stock Split                                                      --
                                                                   ------------
     Ending Balance                                                     266,435
                                                                   ------------

RETAINED EARNINGS (DEFICIT)
     Beginning Balance                                                  142,578
     Net Income (Loss)                                                   77,497
     Cash Dividends:
        Common                                                          (34,067)
        Preferred                                                          (350)
                                                                   ------------
     Ending Balance                                                     185,658
                                                                   ------------

OTHER:

  DEFERRED COMPENSATION:
       Beginning Balance                                                 (2,908)
       Executive Benefit Plans                                           (6,295)
                                                                   ------------
       Ending Balance                                                    (9,203)
                                                                   ------------

  TREASURY STOCK, AT COST:
       Beginning Balance                               (7,216)             (257)
       Treasury Stock Acquired                        (53,190)           (2,096)
       Acquisition of Businesses                           --                --
       Dividend Reinvestment Plan                      31,924             1,229
       Common Stock Split                                  --                --
                                                 ------------      ------------
       Ending Balance                                 (28,482)           (1,124)
                                                 ------------      ------------

  ACCUMULATED OTHER COMPREHENSIVE
          INCOME (NET OF TAX):
       Beginning Balance                                                  5,735
       Unrealized Gain (Loss) on Equity
          Securities                                                     (1,492)
                                                                   ------------
       Ending Balance                                                     4,243
                                                                   ------------

TOTAL OTHER                                           (28,482)           (6,084)
                                                 ------------      ------------

TOTAL COMMON STOCKHOLDERS'
        EQUITY                                     31,996,075      $    606,132
                                                 ============      ============


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KINDER MORGAN, INC. AND SUBSIDIARIES

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                    1999              1998              1997
                                                                                ------------      ------------      ------------
                                                                                                 (In Thousands)
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Income from Continuing Operations                                       $    154,652      $    138,168      $     44,381
        Adjustments to Reconcile Income from Continuing Operations to
            Net Cash Flows from Operating Activities:
               Depreciation and Amortization                                         144,268           155,362            23,868
               Deferred Income Taxes                                                  57,473            24,148             3,401
               Deferred Purchased Gas Costs                                            6,646               468           (16,575)
               Gains from Sales of Assets                                           (126,348)          (19,552)           (1,547)
               Proceeds from Buyout of Contractual Gas Obligations                        --            27,500                --
               Change in Gas in Underground Storage                                  (18,608)           (6,987)           (5,801)
               Changes in Other Working Capital Items [Note 1(L)]                     50,539           (44,592)          (12,613)
               Changes in Deferred Revenues                                          (15,641)            6,300            (5,166)
               Other, Net                                                            (22,913)           11,837            12,183
                                                                                ------------      ------------      ------------
            Net Cash Flows Provided by Continuing Operations                         230,068           292,652            42,131
            Net Cash Flows Provided by (Used In) Discontinued Operations              81,925          (197,383)           55,372
                                                                                ------------      ------------      ------------

        NET CASH FLOWS PROVIDED BY OPERATING
           ACTIVITIES                                                                311,993            95,269            97,503
                                                                                ------------      ------------      ------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital Expenditures                                                         (94,348)         (118,452)         (228,735)
        Cash Paid for Acquisition of MidCon, Net of Cash Acquired                         --        (2,191,555)               --
        Other Acquisitions                                                           (34,565)            1,086            (1,393)
        Investments                                                                  (10,044)           (9,179)          (80,400)
        Sale of U.S. Government Securities                                         1,092,415         1,062,453                --
        Purchase of U.S. Government Securities                                            --        (2,154,868)               --
        Proceeds from Sales of Tom Brown, Inc. Preferred Stock                        28,650                --                --
        Proceeds from Sales of Assets                                                 87,949            38,634             2,732
                                                                                ------------      ------------      ------------
        Net Cash Flows Provided by (Used In) Continuing
            Investing Activities                                                   1,070,057        (3,371,881)         (307,796)
        Net Cash Flows Used In Discontinued Investing Activities                     (49,864)         (121,529)         (188,761)
                                                                                ------------      ------------      ------------
        NET CASH FLOWS PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                                                   1,020,193        (3,493,410)         (496,557)
                                                                                ------------      ------------      ------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Short-term Debt, Net                                                      (1,117,446)          (32,687)          199,900
        Long-term Debt, Issued                                                            --         2,750,000           150,000
        Long-term Debt, Retired                                                     (158,934)          (35,787)          (27,832)
        Common Stock Issued in Public Offering                                            --           650,000                --
        Other Common Stock Issued                                                      8,323            13,437            19,091
        Mandatorily Redeemable Trust Securities Issued                                    --           175,000           100,000
        Preferred Stock, Redeemed                                                     (7,350)               --                --
        Treasury Stock, Issued                                                           231               740             1,229
        Treasury Stock, Acquired                                                      (2,956)           (2,834)           (2,096)
        Cash Dividends, Common                                                       (47,967)          (51,372)          (34,067)
        Cash Dividends, Preferred                                                       (129)             (350)             (350)
        Minority Interests, Net - Continuing Operations                               (1,100)             (854)               --
        Minority Interests, Net - Discontinued Operations                              1,479            10,551             7,611
        Security Unit Contract Fees                                                   (1,914)               --                --
        Securities Issuance Costs                                                         --           (78,219)           (2,300)
                                                                                ------------      ------------      ------------
        NET CASH FLOWS PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                                                  (1,327,763)        3,397,625           411,186
                                                                                ------------      ------------      ------------

        Net Increase (Decrease) in Cash and Cash Equivalents                           4,423              (516)           12,132
        Cash and Cash Equivalents at Beginning of Period                              21,955            22,471            10,339
                                                                                ------------      ------------      ------------
        Cash and Cash Equivalents at End of Period                              $     26,378      $     21,955      $     22,471
                                                                                ============      ============      ============

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      Nature of Operations

Effective with K N Energy, Inc.'s acquisition of Kinder Morgan (Delaware), Inc., formerly Kinder Morgan, Inc., a Delaware corporation, K N Energy, Inc. changed its name to Kinder Morgan, Inc. As used in these Notes, "Kinder Morgan" refers to Kinder Morgan, Inc. (a Kansas corporation, formerly K N Energy, Inc.) and its consolidated subsidiaries unless the context otherwise requires (see Note 2), while "Kinder Morgan Delaware" refers to Kinder Morgan (Delaware), Inc.

Kinder Morgan is an energy services provider and has operations in 16 states in the Rocky Mountain and mid-continent regions, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. During 1999, Kinder Morgan made significant acquisitions, including Kinder Morgan Delaware (see Note 2). As a result, Kinder Morgan, through its general partner interest, operates Kinder Morgan Energy Partners L.P., a publicly traded pipeline master limited partnership. Energy services offered by Kinder Morgan include: storing, transporting and selling natural gas, providing retail natural gas distribution services, and generating and selling electricity. Kinder Morgan has both regulated and nonregulated operations. During the third and fourth quarters of 1999, Kinder Morgan adopted and implemented plans to discontinue its businesses involved in (i) gathering, processing and wholesale marketing of natural gas, (ii) providing field services to natural gas producers, (iii) direct marketing of non-energy products and services, (iv) international operations, as well as (v) its West Texas intrastate pipelines (see Note 6). As used in these Notes, "Kinder Morgan Energy Partners" refers to Kinder Morgan Energy Partners L.P.

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

The consolidated financial statements include the accounts of Kinder Morgan, Inc. and its majority-owned subsidiaries. Investments in jointly owned operations in which Kinder Morgan has 20 to 50 percent ownership are accounted for under the equity method, as is Kinder Morgan's investment in Kinder Morgan Energy Partners. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

(C)      Accounting for Regulatory Activities

Kinder Morgan's regulated public utilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effects of regulation. As of December 31, 1999, there were $56.3 million of regulatory assets and $63.1 million of regulatory liabilities reflected in the accompanying Consolidated Balance Sheets.

(D)      Revenue Recognition Policies

Kinder Morgan recognizes revenues as services are rendered or goods are delivered. Kinder Morgan's rate-regulated retail natural gas distribution business bills customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate at the end of each accounting period for gas delivered but for which bills have not yet been rendered.

(E)      Earnings Per Share

Basic earnings per share is computed based on the monthly weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed based on the monthly weighted-average number of common shares outstanding during the periods, increased by the assumed exercise or conversion of securities (stock options and warrants) convertible into common stock for which the effect of conversion or exercise using the treasury stock method would be dilutive. Dilutive securities assumed to have been converted or exercised totaled 73,800 for 1999, 614,500 for 1998 and 718,500 for 1997. Remaining stock options outstanding and all premium equity participating security units were not included in the earnings per share calculation because to do so would have been antidilutive. See Note 12(B) for more information regarding premium equity participating security units and Note 16 for more information regarding stock options.

(F)      Restricted Deposits

Restricted Deposits consist of monies on deposit with brokers that are restricted to meet exchange trading requirements (see Note 14).


(G)      Inventories

                                                                       DECEMBER 31,
                                                                       ------------
                                                              1999                       1998
                                                           ---------                  ---------
                                                                      (In Thousands)
Gas in Underground Storage (Current)                       $  38,499                  $ 106,971
Natural Gas Liquids                                                -                     11,226
Materials and Supplies                                        11,829                     26,634
                                                           ---------                  ---------
                                                           $  50,328                  $ 144,831
                                                           =========                  =========

Inventories are accounted for using the following methods, with the percent of the total dollars at December 31, 1999 shown in parentheses: average cost (89.97%), last-in, first-out (8.31%) and first-in, first-out (1.72%). All non-utility inventories held for resale are valued at the lower of cost or market. Kinder Morgan also maintains gas in its underground storage facilities on behalf of certain third parties. Kinder Morgan receives a fee for its storage services but does not reflect the value of gas stored for third parties in the accompanying consolidated financial statements.

(G)      Other Investments

                                                                       DECEMBER 31,
                                                                       ------------
                                                             1999                       1998
                                                          -----------                -----------
                                                                       (In Thousands)
Thermo Companies                                          $    63,441                $    65,683
TransColorado Pipeline Company                                 31,160                     34,675
Tom Brown, Inc. Common and Preferred Stock(1)                  12,283                     35,690
Other                                                          19,219                    116,495
                                                          -----------                -----------
                                                          $   126,103                $   252,543
                                                          ===========                ===========

(1)  Tom Brown Preferred Stock was sold during 1999, see Note 5.

Investments consist primarily of equity method investments in unconsolidated subsidiaries and joint ventures, and include ownership interests in net profits and net cash flows. In addition, Kinder Morgan has an investment in Tom Brown, Inc. common stock, considered to be an available-for-sale security and, as a result, unrealized holding gains and losses, net of tax, are recognized as comprehensive income and included as a component of stockholders' equity.

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

In accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Kinder Morgan reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. As yet, no asset or group of assets has been identified for which the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset(s) and, accordingly, no impairment losses have been recorded. However, currently unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

(J)      Depreciation and Amortization

Depreciation is computed based on the straight-line method over the estimated useful lives of assets. The range of estimated useful lives of assets used in depreciating assets for each business segment are as follows:

       BUSINESS
       SEGMENT(1)                    RANGE OF ESTIMATED USEFUL LIVES OF ASSETS (IN YEARS)
       ----------                ------------------------------------------------------------

NGPL                                          5 to 56 (Transmission assets: 56)
KMIGT                                         7 to 40 (Transmission assets: 40)
Retail                                        7 to 40 (Distribution assets: 33)
MTP                              13 to 40 (Transmission leasehold improvements, primarily 28)
Power and Other                                            2 to 30

(1)  See Note 19 for definitions of the business segments.

(K)      Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) capitalized interest, (ii) the debt component of the allowance for funds used during construction ("AFUDC") and (iii) interest income related to government securities (collectively, "Interest Income"), as shown in the following table:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                        1999             1998              1997
                                        ----             ----              ----
                                                        (In Millions)
   Capitalized Interest and AFUDC       $ 1.9            $ 2.3             $ 7.0
   Interest Income                      $ 0.5            $46.4             $  --

As discussed in Note 2, in conjunction with the January 30, 1998, acquisition of MidCon Corp., Kinder Morgan was required by the definitive stock purchase agreement to assume the Substitute Note for $1.4 billion and to collateralize the Substitute Note with bank letters of credit, a portfolio of government securities or a combination of the two. As a result, Kinder Morgan had a significant amount of interest income during 1998 associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described preceding.

(L)     Cash Flow Information

Kinder Morgan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows From Operating Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, undistributed equity in earnings of unconsolidated subsidiaries and joint ventures and other non-cash charges and credits to income.

ADDITIONAL CASH FLOW INFORMATION:

CHANGES IN OTHER WORKING CAPITAL ITEMS
(NET OF EFFECTS OF ACQUISITIONS AND SALES)
INCREASE (DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                               1999          1998          1997
                                             --------      --------      --------
                                                        (In Thousands)
Accounts Receivable                          $(15,782)     $(16,985)     $(22,299)
Material and Supplies Inventory                 2,894          (962)          229
Other Current Assets                          (25,212)      (12,548)       11,039
Accounts Payable                               37,492       (68,810)       11,751
Other Current Liabilities                      51,147        54,713       (13,333)
                                             --------      --------      --------
                                             $ 50,539      $(44,592)     $(12,613)
                                             ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                    1999            1998           1997
                                                                 ----------      ----------     ----------
                                                                               (In Thousands)
CASH PAID FOR:
Interest (Net of Amount Capitalized)                             $  284,762      $  189,929     $   41,986
                                                                 ==========      ==========     ==========
Income Taxes Paid (Received)                                     $  (10,883)     $   39,756     $   15,823
                                                                 ==========      ==========     ==========
Distributions on Preferred Capital Trust Securities              $   21,913      $   14,754     $    4,066
                                                                 ==========      ==========     ==========


In October 1999, Kinder Morgan acquired Kinder Morgan Delaware in a non-cash transaction. During 1998, Kinder Morgan acquired MidCon Corp. and interests in assets from the Thermo Companies in transactions that included both cash and non-cash components. For additional information on these transactions, see Note 2.

(M)      Accounts Receivable

The caption "Accounts Receivable" in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $1.7 million and $10.8 million at December 31, 1999 and 1998, respectively.

(N)      Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS 123, Kinder Morgan continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than the market price on the grant date.

2.       BUSINESS COMBINATIONS

On October 7, 1999, K N Energy, Inc. completed the acquisition of Kinder Morgan Delaware, the sole stockholder of the general partner of Kinder Morgan Energy Partners. Kinder Morgan Energy Partners is the nation's largest pipeline master limited partnership. It owns and operates one of the largest product pipeline systems in the United States, serving customers in sixteen states with more than 5,000 miles of pipeline and over twenty associated terminals. Kinder Morgan Energy Partners also operates 24 bulk terminal facilities which transload over 40 million tons of coal, petroleum coke and other products annually. In addition, Kinder Morgan Energy Partners owns 51 percent of Plantation Pipe Line Company and 20 percent of Shell CO2 Company, Ltd. (and has executed a definitive agreement to acquire the remaining 80%).

To effect the business combination, K N Energy, Inc. issued approximately 41.5 million shares of its common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan Delaware, was named Chairman and Chief Executive Officer of Kinder Morgan, which was renamed Kinder Morgan, Inc. In addition, Kinder Morgan issued 200,000 shares of its common stock to Petrie Parkman & Co., Inc. in consideration for Petrie Parkman's advisory services rendered in connection with the acquisition of Kinder Morgan Delaware. The issuance of these shares was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

This acquisition was accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The allocation of the purchase price resulted in an excess of the purchase price over Kinder Morgan Delaware's share of the underlying equity in the net assets of Kinder Morgan Energy Partners totaling $1.3 billion. This excess has been fully allocated to the Kinder Morgan Delaware investment in Kinder Morgan Energy Partners and reflects the estimated fair market value of this investment. This excess investment is being amortized over 44 years, approximately the estimated remaining useful life of Kinder Morgan Energy Partners' assets, and is shown in the accompanying Consolidated Income Statements as "Amortization of Excess Investment" under the sub-heading "Kinder Morgan Energy Partners" within "Other Income and (Deductions)." The assets, liabilities and results of operations of Kinder Morgan Delaware are included with those of Kinder Morgan beginning with the October 7, 1999 acquisition date.

The following pro forma information gives effect to the acquisition of Kinder Morgan Delaware as if the business combination had occurred at the beginning of each period presented. The pro forma adjustments that have been made are based on a preliminary allocation of the purchase price to assets acquired and liabilities assumed. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements. This pro forma information is not necessarily indicative of the financial results that would have occurred had this acquisition taken place on the dates indicated, nor is it necessarily indicative of future financial results.

                                                                        DECEMBER 31,
                                                                        ------------
UNAUDITED PRO FORMA FINANCIAL INFORMATION                     1999                         1998
-----------------------------------------                 ------------                 ------------
                                                        (Dollars In Millions Except Per Share Amounts)

Operating Revenues                                        $    1,745.5                 $    1,660.9
Net Income (Loss)                                         $     (233.9)                $       62.5
Diluted Earnings (Loss) Per Common Share                  $      (2.09)                $       0.58
Number of Shares Used in Computing Diluted Earnings
   Per Common Share (In Thousands)                             112,334                      106,319

During the third quarter of 1998, Kinder Morgan completed its acquisition of interests in four independent power plants in Colorado from the Denver-based Thermo Companies ("Thermo"), representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Ft. Lupton, Colorado (272 megawatts) and Greeley, Colorado (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term agreements. Payments for the Thermo interests are being made over a two-year period, with the initial payment of 1,034,715 shares of Kinder Morgan's common stock having been made on October 21, 1998. Additional payments were made on January 4, 1999, consisting of 833,623 shares of Kinder Morgan's common stock and $15 million in cash, and on April 20, 1999, consisting of 1,232,286 shares of Kinder Morgan's common stock and $20 million in cash. The remaining payment, due in 2000, is expected to be made in a combination of cash and common stock as agreed to by Kinder Morgan and Thermo, with the default mix being 50 percent stock and 50 percent cash. This transaction was accounted for as a purchase.

On January 30, 1998, pursuant to a definitive stock purchase agreement, Kinder Morgan acquired all of the outstanding shares of capital stock of MidCon Corp. from Occidental Petroleum Corporation for $2.1 billion in cash and the assumption of a $1.4 billion short-term note referred to as the "Substitute Note", at which time MidCon Corp. became a wholly owned subsidiary of Kinder Morgan. The Substitute Note bore interest at 5.798% and was required to be collateralized by U.S. government securities, letters of credit or a combination thereof. The Substitute Note was paid in full on January 4, 1999. In conjunction with the acquisition, Kinder Morgan also assumed the obligation of a wholly owned subsidiary of MidCon Corp. to lease the MidCon Texas intrastate pipeline system under a 30-year operating lease, requiring average annual lease payments of approximately $30 million. The acquisition was initially financed through a combination of credit agreements (see Note 12).

MidCon Corp. and its subsidiaries (which will be referred to as "MidCon" in these Notes) is engaged in the purchase, gathering, processing, transmission, storage and sale of natural gas to utilities, municipalities, and industrial and commercial users. MidCon's pipeline system includes over 13,000 miles of natural gas pipelines located in the center of the North American pipeline grid, with access to major supply and market areas. MidCon is also one of the nation's largest natural gas storage operators and owns and operates several natural gas gathering and natural gas processing facilities.

The acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The allocation of purchase price resulted in the recognition of a gas plant acquisition adjustment of approximately $4.0 billion, principally representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America, a wholly owned subsidiary of MidCon Corp., over the historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 55 years (see Note 4), approximately the estimated remaining useful life of Natural Gas Pipeline Company of America's interstate pipeline system. For the years ended December 31, 1999 and 1998, $96.0 million and $97.9 million of such amortization, respectively, was charged to expense. The assets, liabilities and results of operations of MidCon are included with those of Kinder Morgan beginning with the January 30, 1998 acquisition date.

The following previously reported pro forma information is provided in accordance with authoritative accounting guidelines and gives effect to the acquisition of MidCon Corp. as if the business combination had occurred at the beginning of each period presented. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements. This pro forma information is not necessarily indicative of the financial results that would have occurred had the acquisition taken place on the dates indicated, nor is it necessarily comparable to subsequent financial results or indicative of future financial results. This pro forma information has not been restated to reflect the discontinued operations described in Note 6.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
UNAUDITED PRO FORMA FINANCIAL INFORMATION                       1998           1997
-----------------------------------------                    ----------     ----------
                                                  (Dollars In Millions Except Per Share Amounts)

Operating Revenues                                           $  4,655.9     $  5,194.1
Net Income                                                   $     65.6     $     78.8
Diluted Earnings Per Common Share                            $     1.01     $     1.67
Number of Shares Used in Computing Diluted Earnings
  Per Common Share (In Thousands)                                64,636         47,307

On February 22, 1999, Sempra Energy and Kinder Morgan announced that their respective boards of directors had unanimously approved a definitive agreement under which Sempra and Kinder Morgan would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. On June 21, 1999, Sempra and Kinder Morgan announced that they had mutually agreed to terminate the merger agreement. Sempra reimbursed Kinder Morgan $5.95 million for expenses incurred in connection with the proposed merger.

3.       MERGER-RELATED AND SEVERANCE COSTS

In anticipation of the completion of the transaction with Kinder Morgan Delaware, during the third quarter of 1999, a number of Kinder Morgan's officers terminated their employment with Kinder Morgan, as did certain other employees. In addition, Kinder Morgan terminated the employment of a number of additional employees during the fourth quarter of 1999 and in early 2000 as a result of cost saving initiatives implemented following the closing of the Kinder Morgan Delaware transaction. In total, approximately 150 employees were severed. In conjunction with these terminations, Kinder Morgan agreed to provide severance benefits and incurred certain legal and other associated costs. Also in conjunction with the Kinder Morgan Delaware transaction, Kinder Morgan elected to discontinue certain projects, consolidate certain facilities and relocate certain employees. The $37.4 million pre-tax expense ($23.6 million after tax or $0.29 per diluted share) associated with these matters (included in the accompanying Consolidated Income Statement for 1999 under the caption "Merger-related and Severance Costs") was composed of the following: (i) severance and relocation, including restricted stock -- $22.7 million, (ii) facilities costs, including moving expenses -- $5.3 million, (iii) write-down/write-off of project costs -- $8.0 million and (iv) other -- $1.4 million. Of this total, approximately $9.4 million remained as an accrual at December 31, 1999, all of which is expected to be expended during the first half of 2000. The $5.8 million pre-tax expense ($3.6 million after tax or $0.06 per diluted share) included under the same caption for the year ended December 31, 1998 represents costs associated with Kinder Morgan's January 30, 1998 acquisition of MidCon Corp. For additional information on these business combinations, see Note 2.

4.       CHANGE IN ACCOUNTING ESTIMATE

Pursuant to a revised study of the useful lives of the underlying assets by an independent third party, in July 1999, Kinder Morgan changed the depreciation rates associated with the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon Corp. This change had the effect of decreasing "Depreciation and Amortization" by approximately $19.3 million and increasing "Income from Continuing Operations" and "Net Income" for the year ended December 31, 1999 by approximately $12.1 million or $0.15 per diluted share in comparison to the amounts which would have been recorded utilizing the previous depreciation rates.

5.       INVESTMENTS AND SALES

See Note 6 for information regarding sales of assets and businesses included in discontinued operations.

On December 30, 1999, Kinder Morgan entered into a Contribution Agreement among Kinder Morgan, several of its wholly owned subsidiaries and Kinder Morgan Energy Partners. As a result, effective as of December 31, 1999, Kinder Morgan contributed all of its interest in the following to Kinder Morgan Energy
Partners: (i) Kinder Morgan Interstate Gas Transmission LLC, formerly K N Interstate Gas Transmission Co., a wholly owned subsidiary which will be referred to as "KMIGT" in these Notes, (ii) Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), a wholly owned subsidiary and owner of a one-third interest in Trailblazer Pipeline Company and (iii) Red Cedar Gathering Company (a 49% interest).

In exchange, Kinder Morgan Energy Partners issued to Kinder Morgan 9,810,000 common units representing limited partnership interest in Kinder Morgan Energy Partners. In addition, Kinder Morgan Energy Partners paid Kinder Morgan $200 million in cash on January 20, 2000 and is obligated to pay Kinder Morgan an additional $130 million in cash in early 2000. Kinder Morgan recorded a pre-tax gain of $158.8 million (approximately $100.9 million after tax or $1.25 per diluted share) in conjunction with the transfer of interests.

On September 30, 1999, Kinder Morgan sold (to an unaffiliated party) its interests in Stingray Pipeline Company, L.L.C., an offshore pipeline that gathers natural gas, and West Cameron Dehydration Company, L.L.C., which dehydrates natural gas for shippers on the Stingray Pipeline. Kinder Morgan received approximately $24 million in cash from the sale and recorded a pre-tax gain of $11.4 million (approximately $6.9 million after tax or $0.10 per diluted share). With this sale, Kinder Morgan completed its divestiture of its major offshore interests.

On September 3, 1999, Kinder Morgan sold 1,000,000 shares of Tom Brown, Inc. preferred stock for approximately $29 million in cash, realizing a pre-tax gain of $2.2 million (approximately $1.3 million after tax or $0.02 per diluted share). The preferred stock was originally issued to Kinder Morgan in 1996 as part of Tom Brown, Inc.'s acquisition of K N Production Company. The preferred stock was convertible into 1,666,000 shares of Tom Brown, Inc. common stock, and paid dividends quarterly at an annual rate of $1.75 per share. Kinder Morgan retained ownership of approximately 918,000 shares of Tom Brown, Inc. common stock.

In September 1999, Thunder Creek Gas Services, LLC, a joint venture owned 25 percent by Kinder Morgan and 75 percent by Devon Energy Corporation, placed into service a 126-mile-long-trunkline natural gas gathering system extending from Glenrock, Wyoming to approximately 12 miles north of Gillette, Wyoming. The trunkline has an initial capacity of 450 million cubic feet of natural gas per day. The gathering system is located in the Powder River Basin of northeast Wyoming. The total committed cost of the system was approximately $76.7 million at December 31, 1999.

On June 30, 1999, Kinder Morgan sold its interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. Kinder Morgan received approximately $51 million in cash in conjunction with the sale and recorded a pre-tax gain of $17.5 million (approximately $10.7 million after tax or $0.15 per diluted share).

In May 1999, Kinder Morgan announced plans to build the Horizon Pipeline which, through its wholly owned subsidiary NGPL, it planned to own jointly with one or more other partners. An open season closed in June 1999 with service requests from shippers of more than 800 MMcf of natural gas per day, including 300 MMcf per day from Nicor Gas. In February 2000, Nicor, Inc. announced that it had signed an agreement to become an equal partner in the planned Horizon Pipeline with NGPL. The Horizon Pipeline is a $75 million natural gas pipeline that will originate in Joliet, Illinois and extend 74 miles into northern Illinois, connecting the emerging supply hub at Joliet with Nicor Gas' distribution system and an existing NGPL pipeline. Construction is expected to be completed by the spring of 2002. The initial capacity of the pipeline is proposed to be 380 MMcf of natural gas per day. The project is expected to be funded through a combination of non-recourse debt securities and equity contributions.

On March 31, 1999, the TransColorado Gas Transmission Company ("TransColorado"), an enterprise jointly owned by Kinder Morgan and Questar Corp., placed in service a 280-mile-long natural gas pipeline. This pipeline includes two compressor stations and extends from near Rangely, Colorado, to its southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline has a design transmission capacity of approximately 300 million cubic feet of natural gas per day. On October 14, 1998, TransColorado entered into a $200 million revolving credit agreement with a group of commercial banks. Kinder Morgan provides a corporate guarantee for one-half of all amounts borrowed under the agreement. Beginning 24 months after the in-service date, Questar has the right, for a 12-month period, to require that Kinder Morgan purchase Questar's ownership interest in TransColorado for $121 million. It is not currently known whether Questar will exercise its right.

In September 1998, Kinder Morgan sold certain of its microwave towers and associated land and equipment to American Tower Corp. for $14.6 million. The sale resulted in a pre-tax gain of $10.9 million ($6.7 million after tax or $0.10 per diluted share), included in the accompanying Consolidated Statements of Income under the caption "Other, Net."

In March 1998, Kinder Morgan sold its Kansas retail natural gas distribution properties, located in 58 Kansas communities and serving approximately 30,000 residential, commercial and industrial customers, to Midwest Energy, Inc., a customer-owned cooperative based in Hays, Kansas. Kinder Morgan received approximately $24 million in cash in conjunction with the sale and recorded a pre-tax gain of approximately $8.5 million (approximately $5.2 million after tax or $0.08 per diluted share). Concurrently with the sale, Kinder Morgan received $27.5 million in cash in exchange for the release of the purchaser from certain contractual gas purchase obligations, which amount is being amortized as an offset to gas purchases over a period of years as the associated volumes are sold.

6.       DISCONTINUED OPERATIONS

During the third quarter of 1999, Kinder Morgan adopted a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through Kinder Morgan's en*able joint venture with PacifiCorp. During the fourth quarter of 1999, Kinder Morgan adopted and implemented plans to discontinue the following lines of business: gathering and processing natural gas and providing field services to natural gas producers, commodity marketing of natural gas and natural gas liquids, international operations and West Texas intrastate pipelines.

In accordance with the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, ("APB 30"), the consolidated financial statements of Kinder Morgan have been restated to present these businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported in the various statements under the captions "Discontinued Operations, Net of Tax"; "Loss on Disposal of Discontinued Operations, Net of Tax"; "Net Current Assets of Discontinued Operations"; "Net Non-current Assets of Discontinued Operations"; "Net Cash Flows from Discontinued Operations" and "Net Cash Flows Provided By (Used In) Discontinued Investing Activities" for all relevant periods. In addition, certain of these Notes have been restated for all relevant periods to reflect the discontinuance of these operations.

Summarized financial data of discontinued operations are as follows:

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                                 -----------------------
                                                                                          1999            1998            1997
                                                                                      ------------    ------------    ------------
                                                                                                     (In Thousands)
Income Statement Data
Operating Revenues:
   Commodity Marketing                                                                $  3,550,568    $  2,580,459    $  1,519,674
   Gathering and Processing                                                           $    570,688    $    550,111    $    513,316
   West Texas Intrastate Pipelines                                                    $     59,317    $     90,512    $     84,900
   International Operations                                                           $      1,129    $      4,249    $        247

Income (Loss) From Discontinued Operations, Net of Tax:
   Commodity Marketing, net of $(9,300), ($7,869) and $11,327 of tax                  $    (15,046)   $    (14,837)   $     16,182
   Gathering and Processing, net of ($11,405), ($21,373) and $15,554 of tax           $    (18,452)   $    (40,300)   $     22,220
   West Texas Intrastate Pipelines, net of ($6,330), ($9,120) and ($5,745) of tax     $    (10,241)   $    (17,196)   $     (8,208)
   International Operations, net of ($919), ($344) and ($69) of tax                   $     (1,488)   $       (648)   $        (98)
   en*able/Orcom, net of ($4,150), ($2,757) and $2,114 of tax                         $     (6,491)   $     (5,198)   $      3,020

Loss on Disposal of Discontinued
   Operations, Net of Tax:
   Commodity Marketing, net of ($34,588) of tax                                       $    (55,780)   $         --    $         --
   Gathering and Processing, net of ($136,539) of tax                                 $   (220,187)   $         --    $         --
   West Texas Intrastate Pipelines, net of ($32,874) of tax                           $    (53,015)   $         --    $         --
   International Operations, net of ($2,430) of tax                                   $     (3,917)   $         --    $         --
   en*able/Orcom, net of ($7,340) of tax                                              $    (11,479)   $         --    $         --

                                                                                     DECEMBER 31, 1999
                                                       --------------------------------------------------------------------------
                                                                                WEST TEXAS
                                                       COMMODITY   GATHERING    INTRASTATE  INTERNATIONAL   en*ABLE/
                                                       MARKETING   PROCESSING    PIPELINES   OPERATIONS      ORCOM        TOTAL
                                                       ---------   ----------   ----------  -------------   ---------   ---------
Balance Sheet Data                                                                    (In Thousands)
  Net Current Assets of Discontinued Operations:
  Cash and Cash Equivalents                            $      83    $   6,323    $     254    $   3,362    $      --   $  10,022
  Restricted Deposits                                     17,169           --           --           --           --      17,169
  Accounts Receivable                                    189,376       56,202        7,107        3,963           --     256,648
  Inventories                                             72,986       15,700        6,136           --           --      94,822
  Gas Imbalances Receivable                               12,496        5,583        2,313           --           --      20,392
  Other Current Assets                                     3,264       13,305       10,296           35           --      26,900
  Accounts Payable                                      (329,130)     (25,183)      (2,544)         (25)          --    (356,882)
  Accrued Taxes                                           13,157       14,243      (11,095)         341           --      16,646
  Gas Imbalances Payable                                      --       (4,631)         314           --           --      (4,317)
  Other Current Liabilities                               (9,786)      (9,783)      (2,651)        (189)          --     (22,409)
                                                       ---------    ---------    ---------    ---------    ---------   ---------
                                                       $ (30,385)   $  71,759    $  10,130    $   7,487    $      --   $  58,991
                                                       =========    =========    =========    =========    =========   =========

Net Non-current Assets of Discontinued Operations:
  Investments                                          $      --    $  18,984    $      --    $   6,433    $   6,807   $  32,224
  Property, Plant and Equipment, Net                      27,015      473,497      199,031        8,032           --     707,575
  Deferred Charges                                           750       18,370        3,114        3,661           --      25,895
  Other Deferred Credits                                 (39,265)      (9,429)      (3,925)          --           --     (52,619)
  Minority Interests in Equity of Subsidiaries                --      (51,192)      (1,880)        (767)          --     (53,839)
                                                       ---------    ---------    ---------    ---------    ---------   ---------
                                                       $ (11,500)   $ 450,230    $ 196,340    $  17,359    $   6,807   $ 659,236
                                                       =========    =========    =========    =========    =========   =========


Kinder Morgan has essentially completed the disposition of its investment in en*able. Kinder Morgan sold its businesses involved in providing field services to natural gas producers (K N Field Services, Inc. and Compressor Pump and Engine, Inc.) and MidCon Gas Products of New Mexico Corp., a wholly owned subsidiary providing natural gas gathering and processing services, prior to the end of 1999. Kinder Morgan received $23.3 million in cash as consideration for these sales. The net impact of these sales on earnings is included in the caption "Loss on Disposal of Discontinued Operations, Net of Tax" in the preceding table and the accompanying Consolidated Statements of Income.

On February 8, 2000, Kinder Morgan and ONEOK, Inc. announced the signing of a definitive agreement for ONEOK to purchase all of Kinder Morgan's natural gas gathering and processing businesses in Oklahoma, Kansas and West Texas. In addition, ONEOK agreed to purchase Kinder Morgan's natural gas commodity marketing and trading business, as well as its West Texas intrastate natural gas pipelines. As consideration, ONEOK has agreed to (i) pay Kinder Morgan approximately $114 million plus an amount equal to net working capital at closing, (ii) assume the operating lease associated with the Bushton, Kansas gas processing plant and (iii) assume long-term capacity commitments on Natural Gas Pipeline Company of America and on KMIGT.

The expected loss from disposal of the businesses not yet sold, including both the expected losses from the sale of assets and the estimated operating losses until the disposal is completed (the substantial majority of which dispositions are currently expected to occur by early 2000), is subject to uncertainty with respect to the proceeds to be received from the sale and operation of these assets (among other factors) and, accordingly, the actual loss may differ materially from the estimate. In accordance with the provisions of APB 30, any such difference will be recognized in the period in which it is identified, and classified in the same manner as the original estimated loss.

7.       ACCOUNTS RECEIVABLE SALES FACILITY

In September 1999, certain wholly owned subsidiaries of Kinder Morgan entered into a five-year agreement to sell all of their accounts receivable, on a revolving basis, to K N Receivables Corporation, a wholly owned subsidiary of Kinder Morgan. K N Receivables was formed prior to the execution of that receivables agreement for the purpose of buying and selling accounts receivable and has been determined to be bankruptcy remote. Also in September 1999, K N Receivables entered into a five-year agreement with a financial institution whereby K N Receivables can sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $150 million. This transaction is accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. Accordingly, Kinder Morgan's accompanying Consolidated Balance Sheet reflects the portion of receivables transferred to the financial institution as a reduction of Accounts Receivable. Losses from the sale of these receivables are included in "Other, Net" in the accompanying Consolidated Statements of Income. Kinder Morgan receives compensation for servicing that is approximately equal to the amount an independent servicer would receive. Accordingly, no servicing assets or liabilities have been recorded. The full amount of the allowance for possible losses has been retained by K N Receivables. The fair value of this recourse liability approximated the allocated allowance for doubtful accounts given the short-term nature of the transferred receivables.

Kinder Morgan received $150 million in proceeds from the sale of receivables on September 30, 1999. The proceeds were subsequently used to retire notes payable of Kinder Morgan Delaware outstanding at the time of its acquisition by Kinder Morgan. Cash flows associated with this program are included with "Accounts Receivable" under "Cash Flows from Operating Activities" in the accompanying Statements of Consolidated Cash Flows. In February 2000, Kinder Morgan reduced its participation in this receivables sale program by approximately $120 million, principally as a result of its pending disposition of its wholesale gas marketing business (see Note 6).

8.       REGULATORY MATTERS

(A)      Rate Matters

On January 23, 1998, KMIGT filed a general rate case with the Federal Energy Regulatory Commission, referred to in these Notes as "FERC", requesting a $30.2 million increase in annual revenues. As a result of the FERC's action, KMIGT was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund were recorded based on expected ultimate resolution. On November 3, 1999, KMIGT filed a comprehensive Stipulation and Agreement to resolve all issues in this proceeding. The FERC approved the Stipulation and Agreement on December 22, 1999. The settlement rates have been placed in effect, and it is anticipated that refunds for past periods (totaling $36.6 million at December 31, 1999) will be made in early 2000.

On December 29, 1998, Rocky Mountain Natural Gas Company, a wholly owned subsidiary of Kinder Morgan, received a "show cause" order from the Colorado Public Utilities Commission. Rocky Mountain has reached settlement on the issue, and a Stipulation and Agreement memorializing the settlement with the Staff of the Commission and the Office of Consumer Counsel has been filed and approved. As part of this settlement, Rocky Mountain agreed to reduce its sales and transportation rates effective June 1, 1999. The settled rate reduction is anticipated to reduce Rocky Mountain's annual revenues by approximately $0.9 million per year.

(B)      Retail Unbundling

In November 1997, Kinder Morgan announced a plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998. This program separates, or "unbundles," the consumer's natural gas purchases from other utility services. As of December 31, 1999, the plan had been approved by 177 communities, representing approximately 92,000 customers served by Kinder Morgan in Nebraska.

9.       ENVIRONMENTAL AND LEGAL MATTERS

(A)      Environmental Matters

On December 20, 1999, the U.S. Department of Justice filed a Complaint on behalf of the U.S. Environmental Protection Agency against Natural Gas Pipeline Company of America alleging that Natural failed to obtain all of the necessary air quality permits in 1979 when it constructed the Akron Compressor Station, which consisted of three compressor engines in Weld County, Colorado. Natural constructed and then operated the facility until August 1996 when it was sold to High Plains Gathering System. High Plains sold one of the compressor engines to Colorado Interstate Gas Company in October 1997.

The complaint makes the standard request for penalties up to the statutory maximums of $25,000 for each day of violation prior to January 30, 1997 and $27,500 for each day of violation after January 31, 1997. Natural has identified a number of defenses to the complaint and plans to defend the action vigorously. Although Kinder Morgan cannot express an opinion as to the probable outcome of this case, Kinder Morgan believes that this litigation will not have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

On December 17, 1999, the State of Colorado notified Kinder Morgan of air quality permit compliance issues for several Kinder Morgan facilities. The notice included civil penalties of $164,000. Kinder Morgan is currently in the process of negotiating a consent order with the State of Colorado to resolve the outstanding issues.

The U.S. Environmental Protection Agency recently published a final rule addressing transport of ground level ozone. The rule affects 22 Eastern and Midwestern states, including Illinois and Missouri, in which Kinder Morgan operates gas compression facilities. The rule requires reductions in emissions of nitrogen oxide, a precursor to ozone formation, from various emission sources, including utility and non-utility sources. The rule requires that the affected states prepare and submit State Implementation Plans to the Environmental Protection Agency by September 1999, reflecting how the required emissions reductions will be achieved. Emission controls are required to be installed by May 1, 2003. This rule will likely require Kinder Morgan, as well as its competitors, to install some form of new emissions control technology on certain equipment it operates. The rule may also result in broadly increased use of natural gas, as other sources of nitrogen oxide air emissions, including utilities, seek to achieve the reductions required under the rule. The State Implementation Plans which will effectuate this rule have yet to be proposed or promulgated, and will require detailed analysis before their final economic impact can be ascertained. On March 3, 2000, the Washington D.C. Circuit Court issued a decision regarding the rule. The Circuit Court remanded certain issues back to the Environmental Protection Agency. The rule is stayed pending resolution of the remanded issues. While additional capital costs are likely to result from this rule, based on currently available information, Kinder Morgan does not believe that these costs will have a material adverse effect on its business, cash flows, financial position or results of operations.

On June 17, 1999, the Environmental Protection Agency published a final rule creating a standard to limit emissions of hazardous air pollutants from oil and natural gas production as well as from natural gas transmission and storage facilities. The standard requires that the affected facilities reduce emissions of hazardous air pollutants by 95 percent. This standard will require Kinder Morgan to achieve this reduction either by process modifications or by installing new emissions control technology. The standard will affect Kinder Morgan and its competitors in a like manner. The rule allows most affected sources three years from the publication date to come into compliance. Kinder Morgan is conducting a detailed analysis of the final rule to determine its overall effect. While additional capital costs are likely to result from this rule, Kinder Morgan believes that the rule will not have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

In connection with Kinder Morgan's acquisition of MidCon Corp. in January 1998, Occidental Petroleum Corporation indemnified Kinder Morgan against certain liabilities, including litigation and the failure of MidCon to be in compliance with applicable laws, which, in each case, would have a material adverse effect on MidCon, for one year following the closing date. To the extent that an environmental liability of MidCon is not covered by Occidental's indemnity obligation or, to the extent that matters arise following the termination of Occidental's indemnification obligation, Kinder Morgan will be responsible for MidCon's environmental liabilities. Kinder Morgan does not expect that such costs will have a material adverse effect on its business, cash flows, financial position or results of operations.

Pursuant to certain acquisition agreements involving Cabot Corporation, Cabot indemnified Kinder Morgan for certain environmental liabilities associated with assets in Texas, Oklahoma and New Mexico acquired from American Oil and Gas Corporation. Issues arose concerning Cabot's indemnification obligations, and Kinder Morgan and Cabot entered into binding arbitration to resolve all issues in dispute. The binding decision of the arbitrators resulted in the requirement that Cabot pay Kinder Morgan for a substantial portion of past and future environmental related costs associated with the properties. In December 1998, Kinder Morgan recorded a charge of approximately $7.2 million representing both previously incurred costs which were not awarded in the arbitration and the recognition of a liability for Kinder Morgan's share of estimated future costs. As a result of this settlement, Kinder Morgan will have no future expense associated with this matter. Kinder Morgan does not expect its potential exposure for the remaining liabilities to have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

Based on current information and taking into account reserves established for environmental matters, Kinder Morgan does not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations. In addition, the clean-up programs in which Kinder Morgan is engaged are not expected to interrupt or diminish Kinder Morgan's operational ability to gather or transport natural gas. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause Kinder Morgan to incur significant costs.

(B)      Litigation Matters

Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against Kinder Morgan, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, referred to here as the "K N Entities," as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from Kinder Morgan's natural gas gathering and transportation system in northwest Colorado. No trial date has been set. However, a settlement conference is currently scheduled for April 25, 2000.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and Kinder Morgan alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of gas, mismeasured gas, delayed his development of gas reserves, and other claims arising out of a contract to purchase gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his gas. This ruling followed an appellate decision which was adverse to Kinder Morgan on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted gas from a prior purchase. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same gas to interstate commerce. The background of that proceeding is described below. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling, and a ruling from the FERC is expected soon. The action in Colorado remains stayed pending final resolution of the FERC proceeding.

Jack J. Grynberg v. Rocky Mountain Natural Gas Company, Docket No. GP91-8-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the Federal Energy Regulatory Commission ("Commission") seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to above. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. Grynberg filed exceptions to this Initial Decision. In late March, 2000, the FERC issued an order affirming in part and denying in part its Initial Decision. Kinder Morgan is currently studying the order.

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed on November 19, 1999. Plaintiff filed his response on January 14, 2000 and defendants filed their Reply Brief on February 14, 2000. An oral argument on the Motion to Dismiss occurred on March 17, 2000.

Quinque Operating Company, et. al. v. Gas Pipelines, et. al., Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Company entities. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, Kinder Morgan filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the False Claim Act cases referred to above, because of common factual questions. The motion is briefed and a hearing has been set for March 30, 2000.

Dirt Hogs, Inc. v. Natural Gas Pipeline Company of America, et al.. There have been several related cases with Dirt Hogs, Inc. with allegations of breach of contract, false representations, improper requests for kickbacks and other improprieties. Essentially, the Plaintiff claims that it should have been awarded extensive pipeline reclamation work without having to qualify or bid as a qualifying contractor. Case No. Civ-98-231-R, is a case which was dismissed in the U.S. District Court for the Western District of Oklahoma because of pleading deficiencies and is now on appeal to the 10th Circuit (Case No. 99-6-026). This appeal has been fully briefed and a decision is pending. Another case, arising out of the same factual allegations, was filed by Dirt Hogs in the District Court, Caddo County, Oklahoma (Case No. CJ-99-92), on March 29, 1999. By agreement of all parties, this action is currently stayed pending resolution of a third case styled Natural Gas Pipelines Company of America, et al. v. Dirt Hogs, Inc. (Case No. 99-360-R). Following a default judgment against Dirt Hogs, Dirt Hogs dismissed their appeal.

KN Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several former K N Energy officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. Interenergy was merged into K N Energy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. They are seeking an unspecified amount of compensatory damages that we estimate could be greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. Kinder Morgan has filed a Motion to Dismiss which is briefed and awaiting oral argument. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. KN Energy, Inc., et al., Civil Action No. 00-N-190. This case also raises the identical state law claims contained in the counterclaim and third party complaint in state court. In addition to the federal claims, defendants have moved to stay the state case pending resolution of the federal action.

Kinder Morgan believes it has meritorious defenses to all lawsuits and legal proceedings in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, and after consideration of reserves established, Kinder Morgan believes that the resolution of such matters will not have a material adverse effect on Kinder Morgan's business, financial position or results of operations.

10.      PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment, at cost, and accumulated depreciation and amortization ("Accumulated D&A"), detailed by business segment, are as follows:

                                                                  DECEMBER 31, 1999
                                                ----------------------------------------------------
                                                PROPERTY, PLANT      ACCUMULATED
                                                 AND EQUIPMENT           D&A                 NET
                                                ---------------      -----------          ----------
                                                                   (In Thousands)
NGPL                                              $5,579,249          $  170,593          $5,408,656
Retail                                               395,474             152,979             242,495
MTP                                                   70,726               9,827              60,899
Power and Other                                      121,802              44,288              77,514
                                                  ----------          ----------          ----------
PP&E Related to Continuing Operations             $6,167,251          $  377,687          $5,789,564
                                                  ==========          ==========          ==========


                                                                  DECEMBER 31, 1998
                                                ----------------------------------------------------
                                                PROPERTY, PLANT      ACCUMULATED
                                                 AND EQUIPMENT           D&A                 NET
                                                ---------------      -----------          ----------
                                                                   (In Thousands)
NGPL                                              $5,373,939          $  113,858          $5,260,081
KMIGT                                                720,808             183,038             537,770
Retail                                               389,785             144,490             245,295
MTP                                                   57,459               7,453              50,006
Power and Other                                      113,907              42,254              71,653
                                                  ----------          ----------          ----------
PP&E Related to Continuing Operations              6,655,898             491,093           6,164,805

PP&E Related to Discontinued Operations            1,111,434             253,063             858,371
                                                  ----------          ----------          ----------

Total Property, Plant and Equipment               $7,767,332          $  744,156          $7,023,176
                                                  ==========          ==========          ==========


11.      INCOME TAXES

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit not expected to be realized.

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:

                                     1999           1998           1997
                                   --------       --------       --------
                                           (Dollars In Thousands)
TAXES CURRENTLY PAYABLE:
    Federal                        $ 19,299       $ 48,906       $  7,811
    State                            13,755          8,438          1,598
                                   --------       --------       --------
    Total                            33,054         57,344          9,409
                                   --------       --------       --------
TAXES DEFERRED:
    Federal                          63,950         24,700          6,594
    State                            (6,477)          (552)        (3,193)
                                   --------       --------       --------
    Total                            57,473         24,148          3,401
                                   --------       --------       --------

TOTAL TAX PROVISION                $ 90,527       $ 81,492       $ 12,810
                                   ========       ========       ========

EFFECTIVE TAX RATE                     36.9%          37.1%          22.4%
                                   ========       ========       ========

The difference between the statutory federal income tax rate and Kinder Morgan's effective income tax rate is summarized as follows:

                                                       1999          1998          1997
                                                     --------      --------      --------

FEDERAL INCOME TAX RATE                                  35.0%         35.0%         35.0%
INCREASE (DECREASE) AS A RESULT OF:
    State Income Tax, Net of Federal Benefit              1.9%          2.1%         (1.8)%
    Adjustments to Prior Year Accruals*                    --            --         (10.2)%
    Other                                                  --            --          (0.6)%
                                                     --------      --------      --------
EFFECTIVE TAX RATE                                       36.9%         37.1%         22.4%
                                                     ========      ========      ========

*Adjustments relate to the resolution of certain issues from prior years' income tax filings.

Deferred tax assets and liabilities result from the following:

                                                              DECEMBER 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
                                                        (Dollars In Thousands)
DEFERRED TAX ASSETS:
   Post-retirement Benefits                            $   28,299     $   44,506
   Gas Supply Realignment Deferred Receipts                15,847         36,478
   Vacation Accrual                                         4,948          4,930
   State Taxes                                            112,049         68,332
   Contract Impairments                                     4,682         11,075
   Operating and Misc. Reserves                            24,238          7,583
   Alternative Minimum Tax Credits                          8,222         16,620
   Net Operating Loss Carryforwards                       112,080             --
   Discontinued Operations                                208,317             --
   Other                                                    2,083         26,501
                                                       ----------     ----------
TOTAL DEFERRED TAX ASSETS                                 520,765        216,025
                                                       ----------     ----------

DEFERRED TAX LIABILITIES:
   Property, Plant and Equipment                        2,084,438      1,904,706
   Rate Matters                                             4,460            550
   Prepaid Pension Costs                                    1,952          3,560
   Stock Investments                                      656,781          1,809
   Other                                                    1,687          4,472
                                                       ----------     ----------
TOTAL DEFERRED TAX LIABILITIES                          2,749,318      1,915,097
                                                       ----------     ----------

NET DEFERRED TAX LIABILITIES                           $2,228,553     $1,699,072
                                                       ==========     ==========

For tax purposes Kinder Morgan had available, at December 31, 1999, net operating loss carryforwards for regular federal income tax purposes of approximately $ 277 million which will expire as follows: $66 million in the year 2018 and $211 million in the year 2019. Kinder Morgan believes that it is more likely than not that all of the net operating loss carryforwards will be utilized prior to their expiration.


12.      FINANCING

(A)      Notes Payable

As of December 31, 1999, Kinder Morgan had available a $550 million 364-day facility dated November 18, 1999, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for Kinder Morgan's commercial paper program and include covenants which are common in such arrangements. For example, the $550 million facility requires consolidated debt to be less than 71% of consolidated captialization. The $400 million facility requires that upon issuance of common stock to the holders of the premium equity participating security units at the maturity of the security units, consolidated debt must be less than 67% of consolidated total capitalization. Both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of consolidated debt of Kinder Morgan, require the consolidated debt of each material subsidiary to be less than 65% of its consolidated total capitalization and require Kinder Morgan's consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1998. Under the bank facilities, Kinder Morgan is required to pay a facility fee based on the total commitment, at a rate which varies based on Kinder Morgan's senior debt rating. Facility fees paid in 1999 and 1998 were $1.9 million and $1.7 million, respectively. At December 31, 1999, $300 million was outstanding under the bank facilities and there were no amounts outstanding at December 31, 1998.

Commercial paper issued by Kinder Morgan and supported by the bank facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1999, all commercial paper was redeemed within 182 days, with interest rates ranging from 4.25 percent to 7.25 percent. Commercial paper outstanding at December 31, 1999 and 1998, respectively, was $274.4 million and $297.0 million. The weighted-average interest rates on short-term borrowings outstanding at December 31, 1999 and 1998, respectively, were 7.00 percent and
5.70 percent. Average short-term borrowings outstanding during 1999 and 1998 were $620.9 million and $732.9 million, respectively. During 1999 and 1998, the weighted-average interest rates on short-term borrowings outstanding were 5.56 percent and 5.91 percent (excluding the Substitute Note as described below), respectively.

Effective with the acquisition of MidCon Corp. on January 30, 1998, Kinder Morgan entered into a $4.5 billion credit facility consisting of (i) a $1.4 billion 364-day credit facility to support the note issued to Occidental Petroleum Corporation in conjunction with the purchase of MidCon Corp., (ii) a $2.1 billion 364-day revolving facility, (iii) the $400 million facility, providing for loans and letters of credit, of which the letter of credit usage may not exceed $100 million and (iv) a 364-day $600 million revolving credit facility. The $1.4 billion and $2.1 billion facilities could be used only in conjunction with the acquisition of MidCon Corp. In addition to the working capital and acquisition components of the $4.5 billion facility, Kinder Morgan assumed a short-term note for $1.4 billion payable to Occidental referred to as the "Substitute Note", which was initially collateralized by letters of credit issued under the $1.4 billion facility.

The $2.1 billion facility was repaid in its entirety and cancelled on March 10, 1998. The Substitute Note was repaid on January 4, 1999. On January 5, 1999, Kinder Morgan cancelled the remaining letters of credit used to collateralize the Substitute Note. On January 8, 1999, the $600 million facility was replaced with a new $600 million 364-day facility which was essentially the same as the previous agreement. On November 18, 1999, Kinder Morgan replaced its then-existing $600 million 364-day facility with a new $550 million 364-day facility.

(B)      Long-term Debt and Premium Equity Participating Security Units

                                                                 DECEMBER 31,
                                                       -------------------------------
                                                          1999                1998
                                                       -----------         -----------
                                                                (In Thousands)
DEBENTURES:
    6.50%  Series, Due 2013                            $    50,000         $    50,000
    7.85%  Series, Due 2022                                 25,731              26,631
    8.75%  Series, Due 2024                                 75,000              75,000
    7.35%  Series, Due 2026                                125,000             125,000
    6.67%  Series, Due 2027                                150,000             150,000
    7.25%  Series, Due 2028                                500,000             500,000
    7.45%  Series, Due 2098                                150,000             150,000
SINKING FUND DEBENTURES:
    9.95% Series, Due 2020                                  20,000              20,000
    9.625% Series, Due 2021                                 45,000              45,000
    8.35% Series, Due 2022                                  35,000              35,000
SENIOR NOTES:
    7.27%, Due 2000-2002                                    15,000              20,000
    6.45%, Due 2001                                        400,000             400,000
    6.45%, Due 2003                                        500,000             500,000
    6.65%, Due 2005                                        500,000             500,000
    6.80%, Due 2008                                        300,000             300,000
Reset Put Securities, 6.30%, Due 2021                      400,000             400,000
Medium-term Notes, 9.98%                                        --               3,000
Other                                                       14,883              16,318
Unamortized Debt Discount                                   (5,121)             (5,757)
Current Maturities of Long-term Debt                        (7,167)            (10,167)
                                                       -----------         -----------
TOTAL LONG-TERM DEBT                                   $ 3,293,326         $ 3,300,025
                                                       ===========         ===========


Maturities of long-term debt (in thousands) for the five years ending December 31, 2004 are $7,167, $408,167, $10,417, $507,167 and $12,167, respectively.

In November 1998, Kinder Morgan completed an underwritten public offering of $400 million of three-year senior notes bearing an interest rate of 6.45 percent. The net proceeds of approximately $397.4 million were used to retire a portion of Kinder Morgan's then-outstanding short-term borrowings. Concurrently with the senior notes offering, Kinder Morgan sold $460 million principal amount of premium equity participating security units in an underwritten public offering. The net cash proceeds from the sale of the security units, together with additional funds provided by Kinder Morgan, were used to purchase U.S. Treasury Notes on behalf of the security unit holders. The Treasury Notes are the property of the security unit holders and are pledged to the collateral agent, for the benefit of Kinder Morgan, to secure the obligation of the security unit holders to purchase Kinder Morgan's common stock. These security units obligate the holders to purchase a certain amount of Kinder Morgan common stock, depending on the market price at that time, at the end of a three-year period coinciding with the maturity of the senior notes (unless earlier terminated or settled at the option of the holders of the security units), and provide for receipt by the holders of 8.25 percent per year during the three-year period. The 8.25 percent is paid by the agent which receives part from the collateral agent, which holds 5.875% U.S. Treasury Notes purchased with the proceeds of the initial investment by the security unit holders, and the remaining 2.375 percent is paid by Kinder Morgan. Payment by Kinder Morgan of all or any part of its portion of contract fees may be deferred until no later than the end of the three-year period and any portion so deferred will accrue interest at the annual rate of 8.25 percent until paid.

The face value of the security units is not recorded in the accompanying Consolidated Balance Sheets. The $29.4 million present value of the contract fee payable to the security unit holders has been recorded as a liability and as a reduction to paid-in capital. During the period in which the 2.375 percent contract fees are payable, accretion of the $3.4 million of discount initially recorded will increase the liability and further decrease paid-in capital. In addition, paid-in capital has been reduced for the issuance costs associated with the security units and the premium paid upon purchase of the Treasury Notes pledged to the collateral agent, which amounts total approximately $32.8 million.

In March 1998, Kinder Morgan received net proceeds of approximately $2.34 billion from the public offerings of senior debt securities of varying maturities with principal totaling $2.35 billion. The net proceeds from these offerings were used to refinance borrowings under the $4.5 billion facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

The 2003 Senior Notes and the 2005 Senior Notes are not redeemable prior to maturity. The 2008 Senior Notes, 2028 Senior Debentures and 2098 Senior Debentures are redeemable in whole or in part, at the option of Kinder Morgan at any time, at redemption prices defined in the associated prospectus supplement. The Reset Put Securities due March 1, 2021 are subject to mandatory redemption from the then-existing holders on March 1, 2001, either (i) through the exercise of a call option by Morgan Stanley & Co. International Limited or (ii) in the event Morgan Stanley does not exercise the call option, the automatic exercise of a mandatory put by First Trust National Association on behalf of the holders. The $12 million of proceeds received by Kinder Morgan from Morgan Stanley as consideration for the call option are being amortized as an adjustment to the effective interest rate on the Reset Put Securities. If Morgan Stanley elects to exercise the call option, the interest rate will be reset at that time.

At December 31, 1999 and 1998, the carrying amount of Kinder Morgan's long-term debt was $3.3 billion. The estimated fair values of Kinder Morgan's long-term debt December 31, 1999 and 1998 are shown in Note 8.

(C)      Capital Securities

In April 1998, Kinder Morgan sold $175 million of 7.63% Capital Trust Securities maturing on April 15, 2028, in an underwritten public offering. The sale was effected through a wholly owned business trust, K N Capital Trust III. Kinder Morgan used the net proceeds from the offering to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

The transactions and balances of K N Capital Trust III are included in Kinder Morgan's consolidated financial statements, with the Capital Securities treated as a minority interest, shown in Kinder Morgan's Consolidated Balance Sheets under the caption "Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of Kinder Morgan." See Note 18 for the fair value of these securities.

(D)      Common Stock

On November 17, 1999, the Board of Directors of Kinder Morgan, Inc. approved a reduction in the quarterly dividend from $0.20 per share to $0.05 per share.

On November 9, 1998, the Board of Directors of Kinder Morgan, Inc. approved a three-for-two split of Kinder Morgan's common stock. The stock split was distributed on December 31, 1998, to shareholders of record at the close of business on December 15, 1998. The par value of the stock did not change. Weighted-average shares outstanding and all per share amounts in the accompanying consolidated financial statements and these Notes have been restated to reflect the stock split.

In March 1998, Kinder Morgan received net proceeds of approximately $624.6 million from a public offering of 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of its common stock. The net proceeds from this offering were used to refinance borrowings under the $4.5 billion

Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

13.      PREFERRED STOCK

Kinder Morgan has authorized 200,000 shares of Class A and 2,000,000 shares of Class B preferred stock, all without par value.

(A)      Class A $5.00 Preferred Stock

On April 13, 1999, Kinder Morgan sent notices to holders of its Class A $5.00 Cumulative Preferred Stock, of its intent to redeem these shares on May 14, 1999. Holders of 70,000 preferred shares were advised that on April 13, 1999, funds were deposited with the First National Bank of Chicago to pay the redemption price of $105 per share plus accrued but unpaid dividends. Under the terms of Kinder Morgan's Articles of Incorporation, upon deposit of funds to pay the redemption price, all rights of the preferred stockholders ceased and terminated except the right to receive the redemption price upon surrender of their stock certificates.

At December 31, 1999, Kinder Morgan did not have any outstanding shares of Class A $5.00 Cumulative Series preferred stock. At December 31, 1998 and 1997, Kinder Morgan had 70,000 shares of Class A $5.00 Cumulative Series preferred stock outstanding.

(B)      Class B Preferred Stock

Kinder Morgan did not have any outstanding shares of Class B Preferred Stock at December 31, 1999, 1998 or 1997.

14.      RISK MANAGEMENT

Kinder Morgan uses energy financial instruments to reduce its risk of price changes in the spot and fixed price natural gas and natural gas liquids markets as discussed following. Kinder Morgan is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments but, given their existing credit ratings, does not expect any counterparties to fail to meet their obligations.

The fair value of these risk management instruments reflects the estimated amounts that Kinder Morgan would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all financial instruments used by Kinder Morgan.

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

The Statement is effective for fiscal years beginning after June 15, 2000. The Statement cannot be applied retroactively. The Statement must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at Kinder Morgan's election, before January 1, 1998). Kinder Morgan has not yet quantified the impacts of adopting the Statement on its financial position or results of operations and has not determined the timing of or method of adoption of the Statement.

In December 1998, the Emerging Issues Task Force ("EITF") issued EITF 98-10, Accounting for Energy Trading and Risk Management Activities. This consensus establishes accounting for energy trading activities prior to the adoption of the Statement. EITF 98-10 requires that energy contracts associated with trading activities be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 are required to be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 may not be restated. EITF 98-10 is effective for fiscal years beginning after December 15, 1998. Given Kinder Morgan's restrictive policy with respect to the use of energy derivatives as discussed following, Kinder Morgan had no material impact from the application of EITF 98-10 to its operations.

Energy risk management products used by Kinder Morgan include commodity futures and options contracts, fixed-price swaps and basis swaps. Pursuant to its Board of Directors' approved policy, Kinder Morgan is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated physical gas and condensate sales, gas purchases, system use and storage in order to protect profit margins, and is prohibited from engaging in speculative trading. Commodity-related activities of the risk management group are monitored by Kinder Morgan's Risk Management Committee, which is charged with the review and enforcement of the Board of Directors' risk management policy. Changes in fair value for trading activities are recognized currently in earnings within the caption "Other, Net" under the heading "Other Income and (Deductions)" in the Consolidated Statements of Income. All energy futures, swaps and options are recorded at fair value. Gains and losses on hedging positions are deferred and recognized as gas purchases expense in the periods which the underlying physical transactions occur.

Purchases of commodity contracts and over-the-counter swaps and options require 75 percent of the contract amount to be placed in margin accounts. At December 31, 1999, Kinder Morgan had $51,000 in such margin accounts, which amounts are shown as "Restricted Deposits" in the accompanying Consolidated Balance Sheets.

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

Following is selected information concerning Kinder Morgan's risk management activities:

                                                                          DECEMBER 31, 1999
                                                  ---------------------------------------------------------------
                                                  COMMODITY               OVER-THE-COUNTER
                                                  CONTRACTS               SWAPS AND OPTIONS              TOTAL
                                                  ----------              -----------------            ----------
                                                                             (In Thousands)

Deferred Net (Loss) Gain                          $   (9,503)                $  (6,589)                $  (16,092)
Contract Amounts                                  $ (355,982)                $ (99,034)                $ (455,016)
Credit Exposure of Loss                           $       --                 $   1,518                 $    1,518
                                                                        (Billions of Cubic Feet)
Notional Volumetric Positions: Long                     75.6                   1,268.3                    1,343.9
Notional Volumetric Positions: Short                    72.7                   1,237.5                    1,310.2
Net Notional Totals to Occur in 2000                     2.7                      33.7                       36.4
Net Notional Totals to Occur in 2001 & Beyond            0.2                      (2.9)                      (2.7)


Deferred net losses are reflected in "Deferred Charges and Other Assets" in the accompanying Consolidated Balance Sheets and will be matched with the corresponding underlying physical transactions.

15.      EMPLOYEE BENEFITS

(A)      Retirement Plans

Kinder Morgan has defined benefit pension plans covering substantially all full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Kinder Morgan's funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. Plan assets included securities of Kinder Morgan valued at $ 5.1 million and $5.0 million as of December 31, 1999 and 1998, respectively.

Net periodic pension cost includes the following components:

                                                        YEAR ENDED DECEMBER 31,
                                                   1999          1998          1997
                                                 --------      --------      --------
                                                           (In Thousands)
Service Cost                                     $  9,977      $  4,859      $  3,462
Interest Cost                                       8,170         7,537         7,155
Expected Return on Assets                         (13,381)      (11,812)      (10,276)
Net Amortization and Deferral                        (210)         (864)         (311)
Recognition of Curtailment Gain                        (9)           --            --
                                                 --------      --------      --------
Net Periodic Pension (Benefit) Cost              $  4,547      $   (280)     $     30
                                                 ========      ========      ========

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

                                                    1999            1998
                                                 ----------      ----------
                                                       (In Thousands)

Benefit Obligation at Beginning of Year          $ (121,076)     $ (106,383)
Service Cost                                         (9,977)         (4,859)
Interest Cost                                        (8,170)         (7,537)
Actuarial Gain (Loss)                                14,602          (8,477)
Benefits Paid                                         6,421           6,180
Curtailment Gain                                        162              --
                                                 ----------      ----------
Benefit Obligation at End of Year                $ (118,038)     $ (121,076)
                                                 ==========      ==========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans' assets, the plans' funded status and prepaid pension cost amounts recognized under the caption "Other Current Assets" in Kinder Morgan's Consolidated Balance Sheets:

                                                                        DECEMBER 31,
                                                                        ------------
                                                                    1999            1998
                                                                 ----------      ----------
                                                                       (In Thousands)

Fair Value of Plan Assets at Beginning of Year                   $  143,983      $  141,423
Actual Return on Plan Assets During the Year                         13,338           8,740
Benefits Paid During the Year                                        (6,421)         (6,180)
                                                                 ----------      ----------
Fair Value of Plan Assets at End of Year                            150,900         143,983
Benefit Obligation at End of Year                                  (118,038)       (121,076)
                                                                 ----------      ----------
Plan Assets in Excess of Projected Benefit Obligation                32,862          22,907

Unrecognized Net Gain                                               (27,080)        (12,619)
Prior Service Cost Not Yet Recognized in Net Periodic
     Pension Costs                                                      105             218
Unrecognized Net Asset at Transition                                   (842)           (989)
                                                                 ----------      ----------
Prepaid Pension Cost                                             $    5,045      $    9,517
                                                                 ==========      ==========

The rate of increase in future compensation was 3.5 percent for 1999, 1998 and 1997. The expected long-term rate of return on plan assets was 9.5 percent for 1999 and 8.5 percent for both 1998 and 1997. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75 percent, 6.75 percent and 7.25 percent for 1999, 1998 and 1997, respectively.

Kinder Morgan makes discretionary annual contributions to the Kinder Morgan, Inc. Profit Sharing and Savings Plan, a defined contribution plan. Contributions are made in the year following the year for which the contribution amount is calculated. Kinder Morgan's contribution amount is determined by comparing actual results for that year to a predetermined graduated scale of annual operating goals. No contribution was made to the profit sharing plan for 1999 or 1998. For 1997, Kinder Morgan contributed an amount equal to seven percent of eligible employee compensation. The 1997 contribution was $5.3 million, 50 percent of which was in the form of Company stock. In January 1998, Kinder Morgan acquired the MidCon Retirement Plan as part of its acquisition of MidCon Corp. (see Note 2). The MidCon plan was a defined contribution plan. Contributions to the plan were based on age and earnings. Effective January 1, 1999, the MidCon plan was merged into the Profit Sharing Plan, at which time eligible MidCon employees joined Kinder Morgan's defined benefit pension plans. In 1999 and 1998, Kinder Morgan contributed $0.7 million and $4.6 million, respectively, to the MidCon plan.

(B)      Other Postretirement Employee Benefits

Kinder Morgan has a defined benefit postretirement plan providing medical and life insurance benefits upon retirement for eligible employees and their eligible dependents, including former MidCon employees who met the eligibility requirements on the date of acquisition of MidCon Corp. (see Note 2). Kinder Morgan acquired the postretirement medical and life insurance plans of already retired employees of MidCon as a result of the acquisition of MidCon Corp. The MidCon plans were "grandfathered" in by Kinder Morgan as of the acquisition date and no new employees have or will be added to the MidCon plans subsequent to the acquisition date. Kinder Morgan funds the future expected postretirement benefit cost under the plan by making payments to Voluntary Employee Benefit Association trusts. Plan assets consist primarily of pooled fixed income funds.

Net periodic postretirement benefit cost includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                        1999            1998            1997
                                                     ----------      ----------      ----------
                                                                   (In Thousands)
Service Cost                                         $      450      $      592      $      205
Interest Cost                                             6,655           6,425           1,394
Expected Return on Assets                                (3,720)         (2,854)           (159)
Net Amortization and Deferral                               908             919             811
Curtailment Gain                                             --          (1,569)             --
                                                     ----------      ----------      ----------
Net Periodic Postretirement Benefit Cost             $    4,293      $    3,513      $    2,251
                                                     ==========      ==========      ==========

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

                                                        1999            1998
                                                     ----------      ----------
                                                           (In Thousands)

Benefit Obligation at Beginning of Year              $ (101,988)     $  (19,768)
Service Cost                                               (450)           (592)
Interest Cost                                            (6,655)         (6,425)
Actuarial Gain (Loss)                                     3,278          (7,663)
Benefits Paid                                            15,330          11,812
Retiree Contributions                                    (2,595)         (2,060)
Transfer from MidCon Plan                                    --         (78,861)
Curtailment                                                  --           1,569
                                                     ----------      ----------
Benefit Obligation at End of Year                    $  (93,080)     $ (101,988)
                                                     ==========      ==========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets, the plan's funded status and the amounts included under the caption "Other" in the category "Other Liabilities and Deferred Credits" in Kinder Morgan's Consolidated Balance Sheets:

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
                                                                       (In Thousands)

Fair Value of Plan Assets at Beginning of Year                   $   45,364      $    3,569
Actual Return on Plan Assets                                          4,320           4,850
Contributions by Employer                                             2,771           2,368
Retiree Contributions                                                 2,246           1,207
Benefits Paid                                                        (2,129)           (883)
Transfer from MidCon Plan                                                --          34,253
                                                                 ----------      ----------
Fair Value of Plan Assets at End of Year                             52,572          45,364
Benefit Obligation at End of Year                                   (93,080)       (101,988)
                                                                 ----------      ----------
Excess of Projected Benefit Obligation Over Plan Assets             (40,508)        (56,624)

Unrecognized Net (Gain) Loss                                         (2,313)          3,790
Unrecognized Net Obligations at Transition                           12,078          13,007
                                                                 ----------      ----------
Accrued Expense                                                  $  (30,743)     $  (39,827)
                                                                 ==========      ==========


The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.75 percent,
6.75 percent and 7.25 percent for 1999, 1998 and 1997, respectively. The expected long-term rate of return on plan assets was 9.5 percent for 1999 and
8.5 percent for
both 1998 and 1997. The assumed health care cost trend rate was 7 percent per year for 1999 and beyond (3 percent per year for 1999 and beyond for the MidCon plans). A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 1999 net periodic postretirement benefit cost by approximately $23,000 ($21,000) and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 1999, by approximately $220,000 ($211,000).

16.      COMMON STOCK OPTION AND PURCHASE PLANS

Kinder Morgan has the following stock option plans: The 1982 Incentive Stock Option Plan, the 1982 Stock Option Plan for Non-Employee Directors, the 1986 Incentive Stock Option Plan, the 1988 Incentive Stock Option Plan, the 1992 Stock Option Plan for Non-Employee Directors, the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which also provides for the issuance of restricted stock), the American Oil and Gas Corporation Stock Incentive Plan and the Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan. Kinder Morgan also has an employee stock purchase plan. All per share amounts and shares outstanding or exercisable presented in this note have been restated to reflect the impact of the December 31, 1998, three-for-two common stock split as discussed in Note 12(D).

On October 8, 1999, Kinder Morgan's Board of Directors approved the creation of the 1999 stock option plan, a broadly based non-qualified stock option plan. Under the plan, options may be granted to individuals who are regular full-time employees (including officers and directors who are employees) of Kinder Morgan or an entity in which Kinder Morgan has an ownership interest. The aggregate number of shares of stock which may be issued under the plan is 5.5 million. Options under the plan vest in 25 percent increments on the anniversary of the grant over a four-year period from the date of grant. All options granted under the plan have a 10-year life, and must be granted at not less than the fair market value of Kinder Morgan's common stock at the close of trading on the date of grant. On October 8, 1999, grants totaling 4.6 million stock options, all priced at $23.8125 per share, the closing price of Kinder Morgan's common stock on October 8, 1999, were awarded. However, no options were allocated to Richard
D. Kinder and William V. Morgan.

On October 8, 1999, Kinder Morgan's Board of Directors approved the granting of 12,500 options to each non-employee director of Kinder Morgan under the 1992 Stock Option Plan for Non-Employee Directors. All of the options vest in six months and have an exercise price of $23.8125 per share, the closing price of Kinder Morgan's common stock on October 8, 1999.

Kinder Morgan accounts for its plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), Kinder Morgan's net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                     1999              1998             1997
                                                 ------------      ------------     ------------
                                                     (In Thousands Except Per Share Amounts)
NET INCOME (LOSS):
               As Reported                       $   (241,444)     $     59,989     $     77,497
                                                 ============      ============     ============
               Pro Forma, Unaudited              $   (246,296)     $     55,887     $     73,028
                                                 ============      ============     ============

EARNINGS (LOSS) PER DILUTED SHARE:
               As Reported                       $      (3.01)     $       0.92     $       1.63
                                                 ============      ============     ============
               Pro Forma, Unaudited              $      (3.07)     $       0.86     $       1.53
                                                 ============      ============     ============

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Additionally, the pro forma amounts include $0.6 million, $0.6 million and $0.4 million related to the purchase discount offered under the ESP Plan for 1999, 1998 and 1997, respectively.

Kinder Morgan may sell up to 2,400,000 shares of common stock to eligible employees under the employee stock purchase plan. Employees purchase shares through voluntary payroll deductions. Prior to the 2000 plan year, shares were purchased annually at a 15 percent discount from the market value of the common stock, as defined in the plan, and issued in the month following the end of the plan year. Beginning with the 2000 plan year, shares will be purchased quarterly at a 15 percent discount from the closing price of the common stock on the last trading day of each calendar quarter. Also beginning with the 2000 plan year, in addition to Kinder Morgan employees, employees of certain affiliated equity method investees will be eligible to participate in the employee stock purchase plan. Employees purchased 187,567 shares, 163,799 shares and 132,202 shares for plan years 1999, 1998 and 1997, respectively. The weighted-average fair value per share of purchase rights granted in 1999, 1998 and 1997 was $6.41, $5.94 and $6.48, respectively.

                                                     OPTION SHARES
                                                        GRANTED
                                  SHARES SUBJECT        THROUGH        VESTING         EXPIRATION
     PLAN NAME                      TO THE PLAN         12/31/99        PERIOD           PERIOD
     ---------                    --------------     -------------     -------         ----------

     1982 Plan                        1,332,788        1,332,788      Immediate           10 years
1982 Directors' Plan                    186,590          186,590       3 years            10 years
     1986 Plan                          618,750          618,750      Immediate           10 years
     1988 Plan                          618,750          618,750      Immediate           10 years
1992 Directors' Plan                    525,000          400,375     0 - 6 months         10 years
 L-T Incentive Plan                   5,700,000        3,826,932     0 - 5 years      5 - 10 years
      AOG Plan                          775,500          775,500       3 years            10 years
     1999 Plan                        5,500,000        4,648,500       4 years            10 years

Under all plans, except the Long-term Incentive Plan and the AOG Plan, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Under the Long-term Incentive Plan options may be granted at less than 100 percent of the market value of the stock at the date of grant. Certain restricted stock awards include provisions accelerating the lapsing of restrictions in the event certain operating goals are met. Kinder Morgan recorded compensation expense totaling $8.6 million, $3.1 million, and $2.4 million for 1999, 1998 and 1997, respectively, relating to restricted stock grants awarded under the plans.

A summary of the status of Kinder Morgan's stock option plans at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table and narrative below:

                                                  1999                           1998                           1997
                                       --------------------------     --------------------------     --------------------------
                                                        WTD AVG                        WTD AVG                        WTD AVG
                                                        EXERCISE                       EXERCISE                       EXERCISE
                                         SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                       ----------      ----------     ----------      ----------     ----------      ----------

OUTSTANDING AT BEGINNING
    OF YEAR                             4,218,191      $    24.38      3,220,065      $    19.19      2,589,730      $    18.52
Granted                                 4,837,656      $    23.81      1,781,761      $    31.40      1,128,603      $    19.01
Exercised                                (602,928)     $     8.00       (662,274)     $    16.46       (379,575)     $    14.11
Forfeited                                (910,021)     $    27.79       (121,361)     $    27.35       (118,693)     $    18.97
                                       ----------      ----------     ----------      ----------     ----------      ----------

OUTSTANDING AT END OF YEAR              7,542,898      $    24.92      4,218,191      $    24.38      3,220,065      $    19.19
                                       ==========      ==========     ==========      ==========     ==========      ==========

EXERCISABLE AT END OF YEAR              1,918,868      $    26.54      1,794,112      $    25.11      1,343,123      $    19.75
                                       ==========      ==========     ==========      ==========     ==========      ==========

WEIGHTED-AVERAGE FAIR VALUE
   OF OPTIONS GRANTED                                  $     5.83                     $    12.08                     $    10.47
                                                       ==========                     ==========                     ==========

The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5 percent, expected weighted-average lives of 4 years and expected volatility of 0.31 for grants in 1999, 0.25 for grants in 1998, and 0.20 for grants in 1997; and expected dividend yields of 3.2 percent for grants in 1999, 3.5 percent for grants in 1998, and 2.5 percent for grants in 1997.

The following table sets forth Kinder Morgan's December 31, 1999, common stock options outstanding, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

                              OPTIONS OUTSTANDING                                                        OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------           -----------------------------------
                                                                           WTD AVG
                                                      WTD AVG              REMAINING                                       WTD AVG
     PRICE                    NUMBER                 EXERCISE             CONTRACTUAL             NUMBER                   EXERCISE
     RANGE                 OUTSTANDING                 PRICE                  LIFE              EXERCISABLE                 PRICE
     -----                 -----------               --------             -----------           -----------                --------

$ 0.00 - $23.79               483,827                  $14.11               5.56 years             369,993                  $17.55
$23.81 - $23.81             4,748,500                  $23.81               9.77 years                  --                  $ 0.00
$24.04 - $39.23             2,310,571                  $29.47               7.62 years           1,548,875                  $28.68
                            ---------                                                            ---------
                            7,542,898                  $24.92               8.84 years           1,918,868                  $26.54
                            =========                                                            =========


17.      COMMITMENTS AND CONTINGENT LIABILITIES

(A)      Leases

Kinder Morgan has entered into a number of operating leases, including those referred to in Note 2. Expenses incurred under operating leases were $57.8 million in 1999, $56.9 million in 1998, and $9.5 million in 1997.

Future minimum commitments under major operating leases as of December 31, 1999 are as follows:

YEAR                                                      AMOUNT
----                                                      ------
                                                   (In Thousands)

2000                                                  $   68,509
2001                                                      69,071
2002                                                      83,974
2003                                                      74,100
2004                                                      77,270
Thereafter                                               885,124
                                                      ----------
Total                                                 $1,258,048
                                                      ==========

Of the total commitments shown in the preceding table, $30.5 million, $32.3 million, $27.8 million, $22.4 million, $27.1 million and $190.8 million for the years 2000, 2001, 2002, 2003, 2004 and the period thereafter, respectively, represent commitments of discontinued operations which will not continue beyond disposal of these businesses (see Note 6).

(B)      Guarantees of Unconsolidated Subsidiaries' Debt

Kinder Morgan has executed various guarantees of unconsolidated subsidiaries' revolving credit agreements as follows:

                                                       MAXIMUM     BORROWED       FINAL
               SUBSIDIARY                               AMOUNT    AT 12/31/99    MATURITY
               ----------                              --------   -----------    --------
                                                           (In Millions)
TransColorado                                          $    100     $  100.0     10/13/01
Coyote Gas Treating, LLC                               $     10     $    7.1     09/06/00
Coyote Gas Treating, LLC                               $     10     $   10.0     06/30/00
Red Cedar Gas Gathering Company                        $     55     $   55.0     10/31/10

Kinder Morgan's investment in Coyote Gas Treating, LLC is part of the operations discontinued in the fourth quarter of 1999 (see Note 6). Kinder Morgan's investment in Red Cedar Gathering Company was transferred to Kinder Morgan Energy Partners in a transaction effective December 31, 1999 (see Note 5). Kinder Morgan's guarantee of Red Cedar Gathering Company's debt was assigned to Kinder Morgan Energy Partners in February 2000.

(C)      Capital Expenditures Budget

The consolidated capital expenditures budget for 2000 totals $120 million. Approximately $8.5 million had been committed for the purchase of plant and equipment at December 31, 1999.

(D)      Commitment to Sell or Purchase Assets

As announced by Kinder Morgan on November 30, 1999, Kinder Morgan has entered into agreements with HS Resources, Inc. to sell certain assets in the Wattenberg field area of the Denver-Julesberg Basin. Under the terms of the agreements, HS Resources, Inc. commenced operating these assets. Kinder Morgan will receive cash payments from HS Resources, Inc. during 2000 and 2001, with the legal transfer of ownership expected to occur on or before December 15, 2001. Kinder Morgan is committed, during a specified period, to purchase, at the option of the other party, an incremental 50% interest in a joint venture pipeline, see
Note 5.

18.      FAIR VALUE

The following fair values of Investments, Long-term Debt, Capital Securities and Kinder Morgan Preferred Stock were estimated based on an evaluation made by an independent securities analyst. Fair values of "Energy Financial Instruments, Net" reflect the estimated amounts that Kinder Morgan would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all instruments used by Kinder Morgan.

                                                                    DECEMBER 31,
                                          ------------------------------------------------------------------
                                                      1999                                  1998
                                                      ----                                  ----
                                           CARRYING            FAIR             CARRYING            FAIR
                                             VALUE             VALUE              VALUE             VALUE
                                                                    (In Millions)
FINANCIAL ASSETS:
   Tom Brown, Inc.:
      Class A Preferred Stock             $       -         $       -           $    26.5         $      (i)
      Common Stock                        $    12.3         $    12.3           $     9.2         $     9.2

FINANCIAL LIABILITIES:
   Long-term Debt                         $ 3,305.6         $ 3,146.1           $ 3,315.9         $ 3,395.9
   Capital Securities                     $   275.0         $   265.4           $   275.0         $   297.6
   Energy Financial Instruments, Net      $    16.1         $    16.1           $     3.2         $     3.2
   KMI Class A $5.00 Preferred Stock      $       -         $       -           $     7.0         $     5.3

(i) Fair values for Tom Brown, Inc. Class A Preferred Stock are not readily available, See Note 5 regarding the sale of this stock.

19.      BUSINESS SEGMENT INFORMATION

In accordance with the manner in which Kinder Morgan currently manages its businesses, including the allocation of capital and evaluation of business unit performance, Kinder Morgan reports its operations in the following segments: (1) Natural Gas Pipeline Company of America and certain associated entities, referred to as "NGPL," a major interstate natural gas pipeline system; (2) MidCon Texas Pipeline Operator, Inc. and certain associated entities, referred to as "MTP," a major intrastate natural gas pipeline system; (3) "Retail," the (largely regulated) distribution of natural gas to retail customers; (4) "Power," the generation and sale of electric power and (5) "Other," various other activities not constituting business segments. Prior to its December 31, 1999 sale to Kinder Morgan Energy Partners (see Note 5), Kinder Morgan also owned and operated KMIGT.

The accounting policies applied in the generation of segment information are generally the same as those described in Note 1 except that items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance. In addition, certain items included in operating income (such as the merger-related and severance costs and general and administrative expenses) are not allocated to individual business segments. With adjustment for these items, Kinder Morgan currently evaluates business segment performance primarily based on operating income in relation to the level of capital employed. Intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some instances, book value. For comparative purposes, prior period results and balances have been reclassified to conform to the current presentation.

During 1999 and 1998, Kinder Morgan had revenues from a single customer of $346.2 million and $289.3 million, respectively, amounts in excess of 10 percent of consolidated operating revenues for both years. These revenues are reported in the NGPL and MTP segments.

BUSINESS SEGMENT INFORMATION

                                                                        YEAR ENDED DECEMBER 31, 1999
                                  ------------------------------------------------------------------------------------------------
                                       NGPL          KMIGT         RETAIL         MTP          POWER        OTHER     CONSOLIDATED
                                       ----          -----         ------         ---          -----        -----     ------------
                                                                               (In Thousands)
Revenues from External Customers  $   532,174     $  96,531     $ 182,859     $ 872,161     $  21,609   $   40,147     $ 1,745,481
Intersegment Revenues             $     1,182     $  16,676     $      53     $       -     $       -   $    8,831     $    26,742
Depreciation and Amortization     $   109,346     $  16,985     $  11,382     $   2,466     $   1,991   $    2,098     $   144,268

Operating Income Before
    Corporate Costs               $   308,478     $  54,282     $  20,448     $  16,618     $  11,938   $   19,139     $   430,903
General and Administrative
    Expenses                                                                                                                88,403
Merger-related and Severance
    Costs                                                                                                                   37,443
Operating Income                                                                                                       -----------
Other Income and (Deductions)                                                                                              305,057
                                                                                                                           (59,878)
Income from Continuing                                                                                                 -----------
    Operations, Before Income
    Taxes                                                                                                              $   245,179
                                                                                                                       ===========
Assets
   Continuing Operations          $ 5,558,874     $       -     $ 332,618     $ 286,853     $ 188,706   $2,455,005(1)  $ 8,822,056
   Discontinued Operations                                                                                                 718,227
                                                                                                                       -----------
   Consolidated                                                                                                        $ 9,540,283
                                                                                                                       ===========

Capital Expenditures
   Continuing                     $    41,716     $  20,743     $  11,749     $   4,567     $   4,803   $   10,770     $    94,348
   Discontinued                                                                                                             31,659
                                                                                                                       -----------
   Consolidated                                                                                                        $   126,007
                                                                                                                       ===========


                                                                        YEAR ENDED DECEMBER 31, 1998
                                  ------------------------------------------------------------------------------------------------
                                       NGPL          KMIGT         RETAIL         MTP          POWER        OTHER     CONSOLIDATED
                                       ----          -----         ------         ---          -----        -----     ------------
                                                                               (In Thousands)
Revenues from External Customers  $   556,662     $  88,244     $ 234,306     $ 739,201     $   7,710   $   34,771     $ 1,660,894
Intersegment Revenues             $       299     $  17,333     $       -     $       -     $     775   $    4,759     $    23,166
Depreciation and Amortization     $   121,008     $  19,474     $  11,014     $   1,615     $     618   $    1,633     $   155,362

Operating Income Before
    Corporate Costs               $   336,825     $  58,006     $  56,214     $   2,129     $   5,570   $   16,490     $   475,234
General and Administrative
    Expenses                                                                                                                68,264
Merger-related and Severance
    Costs                                                                                                                    5,763
                                                                                                                        -----------
Operating Income                                                                                                           401,207
Other Income and (Deductions)                                                                                             (181,547)
                                                                                                                       -----------
Income from Continuing
    Operations, Before Income
    Taxes                                                                                                              $   219,660
                                                                                                                        ===========

Assets
   Continuing Operations          $ 5,505,119     $ 581,089     $ 362,289     $ 210,398     $ 174,524   $1,341,195(2)  $ 8,174,614
   Discontinued Operations                                                                                               1,541,515
                                                                                                                       -----------
   Consolidated                                                                                                        $ 9,716,129
                                                                                                                       ===========

Capital Expenditures
   Continuing                     $    40,855     $  49,044     $  17,405     $   8,037     $       1   $    3,110     $   118,452
   Discontinued                                                                                                            138,062
                                                                                                                       -----------
   Consolidated                                                                                                        $   256,514
                                                                                                                       ===========

                                                                        YEAR ENDED DECEMBER 31, 1997
                                  -------------------------------------------------------------------------------------------------

                                       NGPL          KMIGT         RETAIL         MTP          POWER          OTHER    CONSOLIDATED
                                       ----          -----         ------         ---          -----          -----    ------------
                                                                               (In Thousands)
Revenues from External Customers  $         -     $  52,475     $ 249,523     $       -     $       -     $    38,440   $   340,438
Intersegment Revenues             $         -     $  27,569     $      19     $       -     $       -     $        31   $    27,619
Depreciation and Amortization     $         -     $  12,432     $  10,582     $       -     $       -     $       854   $    23,868

Operating Income Before
    Corporate Costs               $         -     $  45,453     $  54,793     $       -     $       -     $    14,569   $   114,815
General and Administrative
    Expenses                                                                                                                 36,535
                                                                                                                        -----------
Operating Income                                                                                                             78,280
Other Income and (Deductions)                                                                                               (21,089)
                                                                                                                        -----------
Income from Continuing
    Operations, Before Income
    Taxes                                                                                                               $    57,191
                                                                                                                        ===========

Assets
   Continuing Operations          $         -     $ 537,708     $ 383,069     $       -     $       -     $   223,635   $ 1,144,412
   Discontinued Operations                                                                                                1,161,393
                                                                                                                        -----------
   Consolidated                                                                                                         $ 2,305,805
                                                                                                                        ===========

Capital Expenditures
   Continuing                     $         -     $ 184,892     $  28,301     $       -     $       -     $    15,542   $   228,735
   Discontinued                                                                                                              82,358
                                                                                                                        -----------
   Consolidated                                                                                                         $   311,093
                                                                                                                        ===========

(1)  Principally the investment in Kinder Morgan Energy Partners

(2)  Principally government securities held as collateral for the Substitute
     Note

GEOGRAPHIC INFORMATION

All but an insignificant amount of Kinder Morgan's assets and operations are located in the continental United States.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
KINDER MORGAN, INC. AND SUBSIDIARIES

QUARTERLY OPERATING RESULTS FOR 1999 AND 1998

                                                                                               1999
                                                                                               ----
                                                                       FIRST           SECOND          THIRD           FOURTH
                                                                     ----------      ----------      ----------      ----------
                                                                               (In Thousands Except Per Share Amounts)
Operating Revenues                                                   $  406,742      $  408,184      $  471,080      $  459,475
Operating Expenses                                                      306,582         340,801         409,647         383,394
                                                                     ----------      ----------      ----------      ----------
Operating Income                                                        100,160          67,383          61,433          76,081
Other Income and (Deductions)                                           (60,966)        (47,089)        (51,783)         99,960(1)
                                                                     ----------      ----------      ----------      ----------
Income From Continuing Operations Before Income Taxes                    39,194          20,294           9,650         176,041
Income Taxes                                                             15,286           7,914           3,764          63,563
                                                                     ----------      ----------      ----------      ----------
Income From Continuing Operations                                        23,908          12,380           5,886         112,478
                                                                     ----------      ----------      ----------      ----------

Discontinued Operations, Net of Tax:(2)
   Loss From Discontinued Operations                                    (16,786)        (14,788)         (8,925)        (11,219)
   Loss on Disposal of Discontinued Operations                               --              --         (11,479)       (332,899)
                                                                     ----------      ----------      ----------      ----------
Total Loss From Discontinued Operations                                 (16,786)        (14,788)        (20,404)       (344,118)
                                                                     ----------      ----------      ----------      ----------

Net Income (Loss)                                                         7,122          (2,408)        (14,518)       (231,640)
Less-Preferred Dividends                                                     88              41              --              --
Less-Premium Paid on Preferred Stock Redemption                              --             350              --              --
                                                                     ----------      ----------      ----------      ----------
Earnings (Loss) Available for Common Stock                           $    7,034      $   (2,799)     $  (14,518)     $ (231,640)
                                                                     ==========      ==========      ==========      ==========

Number of Shares Used in Computing Basic Earnings Per Share              69,486          70,689          70,914         110,047
Number of Shares Used in Computing Diluted Earnings Per Share            69,578          70,761          70,986         110,105

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Continuing Operations                                             $     0.34      $     0.17      $     0.08      $     1.02
   Discontinued Operations                                                (0.24)          (0.21)          (0.12)          (0.10)
   Loss on Disposal of Discontinued Operations                               --              --           (0.16)          (3.02)
                                                                     ----------      ----------      ----------      ----------
Total Basic Earnings (Loss) Per Common Share                         $     0.10      $    (0.04)     $    (0.20)     $    (2.10)
                                                                     ==========      ==========      ==========      ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing Operations                                             $     0.34      $     0.17      $     0.08      $     1.02
   Discontinued Operations                                                (0.24)          (0.21)          (0.12)          (0.10)
   Loss on Disposal of Discontinued Operations                               --              --           (0.16)          (3.02)
                                                                     ----------      ----------      ----------      ----------
Total Diluted Earnings (Loss) Per Common Share                       $     0.10      $    (0.04)     $    (0.20)     $    (2.10)
                                                                     ==========      ==========      ==========      ==========

(1) Includes the $158 million pre-tax gain from the contribution of certain assets to KMEP, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

(2)  See Note 6 of the accompanying Notes to Consolidated Financial Statements.

                                                                                                1998(1)
                                                                                                -------
                                                                         FIRST           SECOND          THIRD           FOURTH
                                                                       ----------      ----------      ----------      ----------
                                                                                 (In Thousands Except Per Share Amounts)
Operating Revenues                                                     $  343,363      $  402,162      $  433,370      $  481,999
Operating Expenses                                                        247,294         303,669         333,305         375,419
                                                                       ----------      ----------      ----------      ----------
Operating Income                                                           96,069          98,493         100,065         106,580
Other Income and (Deductions)                                             (28,099)        (48,782)        (41,401)        (63,265)
                                                                       ----------      ----------      ----------      ----------
Income From Continuing Operations Before Income Taxes                      67,970          49,711          58,664          43,315
Income Taxes                                                               25,149          18,393          21,706          16,244
                                                                       ----------      ----------      ----------      ----------
Income From Continuing Operations                                          42,821          31,318          36,958          27,071
                                                                       ----------      ----------      ----------      ----------

Loss From Discontinued Operations, Net of Tax:(2)                         (20,313)        (14,628)        (12,484)        (30,754)
                                                                       ----------      ----------      ----------      ----------

Net Income (Loss)                                                          22,508          16,690          24,474          (3,683)
Less-Preferred Dividends                                                       88              87              88              87
                                                                       ----------      ----------      ----------      ----------
Earnings (Loss) Available for Common Stock                             $   22,420      $   16,603      $   24,386      $   (3,770)
                                                                       ==========      ==========      ==========      ==========

Number of Shares Used in Computing Basic Earnings Per Share                52,635          67,170          67,493          68,442
Number of Shares Used in Computing Diluted Earnings Per Share              53,429          67,986          67,991          68,823

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Continuing Operations                                               $     0.81      $     0.47      $     0.54      $     0.39
   Discontinued Operations                                                  (0.38)          (0.22)          (0.18)          (0.45)
                                                                       ----------      ----------      ----------      ----------
Total Basic Earnings (Loss) Per Common Share                           $     0.43      $     0.25      $     0.36      $    (0.06)
                                                                       ==========      ==========      ==========      ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing Operations                                               $     0.80      $     0.46      $     0.54      $     0.39
   Discontinued Operations                                                  (0.38)          (0.22)          (0.18)          (0.44)
                                                                       ----------      ----------      ----------      ----------
Total Diluted Earnings (Loss) Per Common Share                         $     0.42      $     0.24      $     0.36      $    (0.05)
                                                                       ==========      ==========      ==========      ==========

(1) Includes the results of operations of MidCon Corp. Beginning with its January 30, 1998 acquisition, See Note 2 of the accompanying Notes to Consolidated Financial Statements.

(2)  See Note 6 of the accompanying Notes to Consolidated Financial Statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 22, 1999, Kinder Morgan Inc. (the registrant) replaced Arthur Andersen LLP (Arthur Andersen) as the principal accountant for the registrant and its affiliates. For the past two fiscal years, the reports of Arthur Andersen did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to replace Arthur Andersen was approved by the Board of Directors of the registrant.

In connection with the audits of the registrant's financial statements for the two fiscal years ended December 31, 1997 and December 31, 1998 and in the subsequent interim period preceding Arthur Andersen's replacement, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make references to the matter in their report.

On November 22, 1999, the registrant engaged as its new principal accountant PricewaterhouseCoopers LLP. During the two most recent fiscal years and through the date of their appointment, the registrant has not consulted with PricewaterhouseCoopers on matters of the type contemplated by Item 304(a)(2) of Regulation S-K.

The registrant requested that PricewaterhouseCoopers review this disclosure made in accordance with Item 304(a) of Regulation S-K before it was filed with the Securities and Exchange Commission. PricewaterhouseCoopers determined that no additional disclosure was necessary.

The registrant requested that Arthur Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements set forth in the Form 8-K filed with respect to this matter. A copy of that letter, dated November 29, 1999, is filed as Exhibit 16 to this Form 10-K.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is contained in Kinder Morgan's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

For information regarding Kinder Morgan's current executive officers, see Executive Officers of the Registrant under Part I.

ITEM 11: EXECUTIVE COMPENSATION

Information required by this item is contained in Kinder Morgan's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in Kinder Morgan's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in Kinder Morgan's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                                  Page Number
                                                                                                                  -----------
(a)    1. Financial Statements.........................................................................................38
              Reference is made to the listings of financial statements and supplementary data under Item 8 in Part II.
       2. Financial Statement Schedules
              Schedule II - Valuation and Qualifying Accounts..........................................................84
              Separate Financial Statements of Subsidiaries Not Consolidated
                  and 50% or Less Owned Persons........................................................................84
       3. Exhibits
              List of Executive Compensation Plans and Arrangements.................................................84-86
              Exhibit Index.........................................................................................90-93
              Exhibit 4(m) - $550,000,000 364-day Credit Agreement
              Exhibit 10(aa) - Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan
              Exhibit 13 - 1999 Annual Report to Shareholders*
              Exhibit 21 - Subsidiaries of the Registrant
              Exhibit 23.1 - Consent of Independent Accountants
              Exhibit 23.2 - Consent of Independent Public Accountants
              Exhibit 27 - Financial Data Schedule**
(b)    Reports on Form 8-K..........................................................................................86-88

* Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this annual report on Form 10-K.

**   Included in Securities and Exchange Commission copy only.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

KINDER MORGAN, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     YEAR ENDED DECEMBER 31, 1999
                                       ---------------------------------------------------------------------------------------
                                                           ADDITIONS
                                                          -----------       DEDUCTIONS
                                        BALANCE AT        CHARGED TO       WRITE-OFF OF       DISCONTINUED
                                       BEGINNING OF        COST AND        UNCOLLECTIBLE       OPERATIONS       BALANCE AT END
                                          PERIOD           EXPENSES          ACCOUNTS          DEDUCTIONS         OF PERIOD

                                                                            (In Millions)
Allowance for Doubtful Accounts            $10.8             $3.6             $(0.6)            $(12.1)              $1.7


                                                                     YEAR ENDED DECEMBER 31, 1998
                                       ---------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                          ------------------------------
                                                                             CHARGED TO        DEDUCTIONS
                                        BALANCE AT        CHARGED TO       OTHER ACCOUNTS     WRITE-OFF OF
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

The financial statements of Kinder Morgan Energy Partners, an equity method investee of the Registrant, are incorporated herein by reference from F-1 to F-30 of Kinder Morgan Energy Partners' Annual Report on Form 10-K for the year ended December 31, 1999 dated March 14, 2000.

Any reference made to K N Energy, Inc. in the List of Executive Compensation Plans and Arrangements is a reference to the former name of Kinder Morgan, Inc., a Kansas corporation and the Registrant, and is made because the executive compensation plan or arrangement being listed and incorporated by reference was originally filed before October 7, 1999, the date of the change in the Registrant's name.

         Executive Compensation Plans and Arrangements

         Form of Key Employee Severance Agreement (Exhibit 10.2, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

         1982 Stock Option Plan for Nonemployee Directors of K N Energy, Inc. with Form of Grant Certificate (Exhibit 10.3, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

         1982 Incentive Stock Option Plan for key employees of K N Energy, Inc. (Exhibit 10.4, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

         1986 Incentive Stock Option Plan for key employees of K N Energy, Inc. (Exhibit 10.5, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

         1988 Incentive Stock Option Plan for key employees of K N Energy, Inc. (Exhibit 10.6, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

         Form of Grant Certificate for Employee Stock Option Plans (Exhibit 10.7, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

         Directors' Deferred Compensation Plan Agreement (Exhibit 10.8, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on Form 10-K for the year ended December 31, 1987)*

         1987 Directors' Deferred Fee Plan As Amended and Form of Participation Agreement regarding the Plan (Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1995)*

         1992 Stock Option Plan for Nonemployee Directors of K N Energy, Inc. with Form of Grant Certificate (Exhibit 4.1, File No. 33-46999)*

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

         Form of Change of Control Severance Agreement (Exhibit 10(u) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Form of Incentive Stock Option Agreement (Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Form of Restricted Stock Agreement (Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Employment Agreement dated March 21, 1996 between K N Energy, Inc. and Murray R. Smith (Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

         Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 1998)*

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

         Management Deferred Compensation Plan effective January 1, 1998 for senior management of K N Energy, Inc. (Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 1998)*

         Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan (Attached hereto as Exhibit 10(cc))

*        Incorporated herein by reference.

         (b)      Reports on Form 8-K

Current Report on Form 8-K dated October 21,1999, was filed on November 15,1999, pursuant to Items 2, 5 and 7 of that form. Pursuant to Item 2 of that form, Kinder Morgan disclosed that on October 7, 1999, Kinder Morgan consummated its acquisition of Kinder Morgan Delaware and changed its name from "K N Energy, Inc." to "Kinder Morgan, Inc." Pursuant to Item 5 of that form, the following was disclosed:

         1) On October 7, 1999, Kinder Morgan issued a press release announcing the closing of the agreement that consummated the acquisition of Kinder Morgan Delaware (the "Merger Agreement") and Kinder Morgan's subsequent name change to "Kinder Morgan, Inc."

         2) On October 7, 1999, David W. Burkholder, Robert H. Chitwood, Howard P. Coghlan, Jordan L. Haines and James C. Taylor resigned as directors of Kinder Morgan effective as of the closing of the transactions contemplated by the Merger Agreement. On October, 8, 1999, the number of directors constituting the Board of Directors was set at 10 and the remaining directors appointed Richard D. Kinder, William V. Morgan, Ted A. Gardner and Fayez Sarofim to fill the four vacancies on Kinder Morgan's Board of Directors.

         3) On October 7, 1999, upon consummation of the Merger Agreement, Kinder Morgan entered into Governance Agreements with each of Richard D. Kinder and Morgan Associates, Inc., a Kansas corporation. Also, upon consummation of the Merger, Kinder Morgan entered into an Employment Agreement with Richard D. Kinder.

Pursuant to Item 7 of that form, the financial statements of Kinder Morgan Delaware and Kinder Morgan Energy Partners as of and for the year ended December 31, 1998 and the six-month period ended June 30, 1999 were incorporated by reference to Kinder Morgan's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747). In addition, the pro forma financial information related to the acquisition was incorporated by reference to Kinder Morgan's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747). Also, the following were filed as exhibits:

        Exhibit
        Number            Description

         2.1 Agreement and Plan of Merger (incorporated by reference to Annex A-1 of Kinder Morgan's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747))

         2.2 First Amendment to the Agreement and Plan of Merger (incorporated by reference to Annex A-2 of Kinder Morgan's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747))

         10.1 Governance Agreement between Kinder Morgan and Richard D. Kinder (incorporated by reference to Exhibit 99.C of the Schedule 13D filed by Mr. Kinder on October 8, 1999).

         10.2 Governance Agreement between Kinder Morgan and Morgan Associates, Inc. (incorporated by reference to Exhibit 99.C of the Schedule 13D filed by Morgan Associates, Inc. on October 8, 1999).

         10.3 Employment Agreement between Kinder Morgan and Richard D. Kinder (incorporated by reference to Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on October 8, 1999).

         23.1     Consent of PricewaterhouseCoopers LLP

         99.1     Press Release of Kinder Morgan issued October 7, 1999.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

Current Report on Form 8-K dated November 18, 1999, was filed on November 18, 1999, pursuant to Item 7 of that form. Pursuant to Item 7 of that form, the financial statements of Kinder Morgan Delaware as of and for the nine months ended September 30, 1999 were included. In addition, the pro forma financial statements of Kinder Morgan, giving effect to the acquisition by merger of Kinder Morgan Delaware as of and for the nine months ended September 30, 1999 were included. Also, the following were filed as exhibits:

        Exhibit
        Number            Description

         2.1 Agreement and Plan of Merger (incorporated by reference to Annex A-1 of Kinder Morgan's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747)).

         2.2 First Amendment to the Agreement and Plan of Merger (incorporated by reference to Annex A-2 of Kinder Morgan's Registration Statement on Form S-4 filed on August 23, 1999 (File No. 333-85747)).

Current Report on Form 8-K dated November 29, 1999, was filed on November 29, 1999, pursuant to Item 4 and Item 7 of that form. Pursuant to Item 4 of that form, Kinder Morgan disclosed that on November 22, 1999, Kinder Morgan replaced Arthur Andersen LLP as the principal accountant for Kinder Morgan. Also on November 22, 1999, Kinder Morgan engaged as its new principal accountant PricewaterhouseCoopers LLP. Pursuant to Item 7 of that form, a letter dated November 29, 1999, from Arthur Andersen LLP to the Securities and Exchange Commission was filed as Exhibit 16.1.

Current Report on Form 8-K dated January 14, 2000, was filed on January 14, 2000, pursuant to Item 5 and Item 7 of that form. Pursuant to Item 5 of that form, Kinder Morgan disclosed that Kinder Morgan had entered into a Contribution Agreement dated as of December 30, 1999 (the "Agreement"), among Kinder Morgan Energy Partners, Kinder Morgan G. P., Inc., a wholly owned subsidiary and the sole general partner of Kinder Morgan Energy Partners ("KMGP"), Kinder Morgan, NGPL, and K N Gas Gathering, Inc., a wholly owned subsidiary ("KNGG"). Pursuant to the Agreement, Kinder Morgan Energy Partners agreed to issue common units representing limited partnership units of Kinder Morgan Energy Partners to Kinder Morgan, NGPL and KNGG and make a special distribution of $330 million to Kinder Morgan in exchange for the contribution to Kinder Morgan Energy Partners of:

         1)       all of Kinder Morgan's interest in KMIGT;

         2) all of NGPL's interest in NGPL-Trailblazer, Inc., which owns a one-third interest in Trailblazer Pipeline Company; and

         3)       all of KNGG's interest in Red Cedar Gathering Company.

Pursuant to Item 7 of that form, the Contribution Agreement was filed as Exhibit 99.1.

Current Report on Form 8-K dated February 4, 2000, was filed on February 4, 2000, pursuant to Items 2, 5 and 7 of that form. Pursuant to Item 2 of that form, Kinder Morgan disclosed that on January 20, 2000, but effective as of December 31, 1999, the contribution of assets contemplated by the Contribution Agreement was completed, and that Kinder Morgan Energy Partners had taken the following actions:

         1) issued an aggregate of 9,810,000 common units representing limited partnership units of Kinder Morgan Energy Partners to Kinder Morgan, NGPL and KNGG;

         2) made a payment in the amount of $ 220 million in cash to Kinder Morgan; and

         3) has the obligation to pay Kinder Morgan $ 130 million within 90 days of January 20, 2000.

Pursuant to Item 5 of that form, Kinder Morgan disclosed that on January 20, 2000, Kinder Morgan issued a press release announcing, among other things, the completion of the transaction referenced in Item 2. Pursuant to Item 7 of that form, pro forma financial statements of Kinder Morgan, giving effect to the transaction referenced in Item 2 as of and for the nine months ended September 30, 1999 and for the 12 months ended December 31, 1998 were included. Also, the Contribution Agreement (incorporated by reference from Exhibit

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

99.1 to Kinder Morgan's Current Report on Form 8-K filed January 14, 2000) and portions of the press release of Kinder Morgan dated January 20, 2000, were filed as exhibits.

Current Report on Form 8-K dated February 23, 2000, was filed on February 23, 2000, pursuant to Item 5 and Item 7 of that form. Pursuant to Item 5 of that form, Kinder Morgan disclosed that Kinder Morgan and certain of its subsidiaries had entered into a definitive agreement dated as of February 8, 2000 with ONEOK, Inc. The agreement provided for the sale to ONEOK, Inc. of (i) all of Kinder Morgan's natural gas gathering and processing business in Oklahoma, Kansas and West Texas, (ii) Kinder Morgan's marketing and trading business, and (iii) certain of Kinder Morgan's storage and transmission pipelines in the mid-continent region. According to the agreement, ONEOK will (i) pay approximately $114 million plus an amount equal to net working capital at closing, (ii) assume the operating lease associated with the Bushton, Kansas gas processing plant and (iii) assume long-term capacity commitments on NGPL and on KMIGT. Also, Kinder Morgan disclosed that on February 8, 2000, Kinder Morgan issued a press release. Pursuant to Item 7 of that form, the definitive agreement with ONEOK and the press release were filed as exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KINDER MORGAN, INC.
                                   (Registrant)
Date:    March 27, 2000
                                   By /s/ C. Park Shaper
                                      ------------------------------------------
                                      C. Park Shaper
                                      Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Edward H. Austin, Jr.                    Director
-----------------------------------
Edward H. Austin, Jr.


/s/ Charles W. Battey                        Director
-----------------------------------
Charles W. Battey


/s/ Stewart A. Bliss                         Director
-----------------------------------
Stewart A. Bliss


/s/ Ted A. Gardner                           Director
-----------------------------------
Ted A. Gardner


/s/ William J. Hybl                          Director
-----------------------------------
William J. Hybl


/s/ Richard D. Kinder                        Chairman, Chief Executive Officer
-----------------------------------          and Director (Principal Executive Officer)
Richard D. Kinder


/s/ William V. Morgan                        Vice Chairman, President and
-----------------------------------          Director
William V. Morgan


/s/ Edward Randall, III                      Director
-----------------------------------
Edward Randall, III


/s/ Fayez Sarofim                            Director
-----------------------------------
Fayez Sarofim


/s/ C. Park Shaper                           Vice President and Chief Financial Officer
-----------------------------------          (Principal Financial and Accounting Officer)
C. Park Shaper


/s/ H. A. True, III                          Director
-----------------------------------
H. A. True, III

Any reference made to K N Energy, Inc. in the exhibit index is a reference to the former name of Kinder Morgan, Inc., a Kansas corporation and the Registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before October 7, 1999, the date of the change in the Registrant's name.

                                  EXHIBIT INDEX

                                                                                                    Page Number
                                                                                                    -----------

                  List of Executive Compensation Plans and Arrangements................................84-86

                  Exhibit 2(a) - Agreement and Plan of Merger, dated as of July
                    8, 1999, by and among K N Energy, Inc., a Kansas corporation, Rockies Merger Corp., a Delaware corporation, and Kinder Morgan, Inc., a Delaware corporation (Annex A-1 of Registration Statement on Form S-4 (File No. 333-85747))*

                  Exhibit 2(b) - First Amendment to Agreement and Plan of
                    Merger, dated as of August 20, 1999, by and among K N
                    Energy, Inc., a Kansas corporation, Rockies Merger Corp., a
                    Delaware corporation, and Kinder Morgan, Inc., a Delaware corporation (Annex A-2 of Registration Statement on Form S-4
                    (File No. 333-85747))*

                  Exhibit 2(c) - Contribution Agreement, dated as of December
                    30, 1999, by and among Kinder Morgan, Inc., Natural Gas
                    Pipeline Company of America, K N Gas Gathering, Inc., Kinder
                    Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P.
                    (Exhibit 99.1 to Current Report on Form 8-K filed on January
                    14, 2000)*

                  Exhibit 3(a) - Restated Articles of Incorporation of Kinder
                    Morgan, Inc. (Exhibit 3(a) to the K N Energy, Inc. Annual
                    Report on Form 10-K for the year ended December 31, 1994)*

                  Exhibit 3(b) - Certificate of Amendment to the Restated
                    Articles of Incorporation of Kinder Morgan, Inc. as filed on October 7, 1999, with the Secretary of State of Kansas
                    (Exhibit 3.1 to Kinder Morgan, Inc.'s Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 1999)*

                  Exhibit 3(c) - Bylaws of Kinder Morgan, Inc. as amended to
                    October 7, 1999 (Exhibit 3.2 to Kinder Morgan, Inc.'s
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999)*

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

                                                                                                    Page Number
                                                                                                    -----------

                  Exhibit 4(d) - Indenture dated as of November 20, 1993,
                    between K N Energy, Inc. and Continental Bank, National
                    Association (Exhibit 4.1, File No. 33-51115)* Note - Copies of instruments relative to long-term debt in authorized amounts that do not exceed 10 percent of the consolidated total assets of Kinder Morgan and its subsidiaries have not been furnished. Kinder Morgan will furnish such instruments to the Commission upon request.

                  Exhibit 4(e) - $600,000,000 364-Day Credit Agreement among K N
                    Energy, Inc., certain banks listed therein and Morgan
                    Guaranty Trust Company of New York as Administrative Agent
                    (Exhibit 4(e) to the Annual Report on Form 10-K for the year ended December 31, 1997)*

                  Exhibit 4(f) - $400,000,000 Five-Year Credit Agreement among K
                    N Energy, Inc., certain banks listed therein and Morgan
                    Guaranty Trust Company of New York as Administrative Agent
                    (Exhibit 4(f) to the Annual Report on Form 10-K for the year ended December 31, 1997)*

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

                  Exhibit 4(i) - Purchase Contract Agreement dated as of
                    November 25, 1998, between K N Energy, Inc. and U.S. Bank
                    Trust National Association, as Purchase Contract Agent for the PEPS Units (Exhibit 4.4 to the Current Report on Form
                    8-K Dated November 24, 1998)*

                  Exhibit 4(j) - Amendment No. 1 to Credit Agreements dated as of November 6, 1998, among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent (Exhibit 4(j) to the Annual Report on Form 10-K for the year ended December 31, 1998)*

                  Exhibit 4(k) - $600,000,000 364-Day Credit Agreement dated as of January 8, 1999, among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New York as Administrative Agent (Exhibit 4(k) to the Annual Report on Form 10-K for the year ended December 31, 1998)*

                  Exhibit 4(l) - Amendment No. 2 to the $400,000,000 Five-Year
                    Credit Agreement, dated as of January 8, 1999, among K N
                    Energy, Inc., certain banks listed therein and Morgan
                    Guaranty Trust Company of New York as Administrative Agent
                    (Exhibit 4(l) to the Annual Report on Form 10-K for the year ended December 31, 1998)*

                  Exhibit 4(m) - $550,000,000 364-day Credit Agreement, dated as of November 18, 1999, among Kinder Morgan, Inc., certain banks listed therein and Bank of America, N.A., as Administrative Agent (Attached hereto as Exhibit 4(m))**

                  Exhibit 4(n) - Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of August
                    21, 1995 (Exhibit 1 on Form 8-A dated August 21, 1995)*

                  Exhibit 4(o) - Amendment No. 1 to Rights Agreement between K
                    N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of September 8, 1998 (Exhibit 10(cc) to the Annual
                    Report on Form 10-K for the year ended December 31, 1998)*

                  Exhibit 4(p) - Amendment No. 2 to Rights Agreement of Kinder
                    Morgan, Inc. dated July 8, 1999, between Kinder Morgan, Inc.
                    and First Chicago Trust Company of New York, as successor-in-interest to the Bank of New York, as Rights
                    Agent (Exhibit 4.1 to Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)*

                  Exhibit 10(a) - Form of Key Employee Severance Agreement
                    (Exhibit 10.2, Amendment No. 1 on Form 8 dated September 2,
                    1998 to the Annual Report on Form 10-K for the year ended
                    December 31, 1987)*

                  Exhibit 10(b) - 1982 Stock Option Plan for Non-employee
                    Directors of K N Energy, Inc. with Form of Grant Certificate
                    (Exhibit 10.3, Amendment No. 1 on Form 8 dated September 2,
                    1988 to the Annual Report on Form 10-K for the year ended
                    December 31, 1987)*

                  Exhibit 10(c) - 1982 Incentive Stock Option Plan for key
                    employees of K N Energy, Inc. (Exhibit 10.4, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on
                    Form 10-K for the year ended December 31, 1987)*

                                                                                                    Page Number
                                                                                                    -----------

                  Exhibit 10(d) - 1986 Incentive Stock Option Plan for key
                    employees of K N Energy, Inc. (Exhibit 10.5, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on
                    Form 10-K for the year ended December 31, 1987)*

                  Exhibit 10(e) - 1988 Incentive Stock Option Plan for key
                    employees of K N Energy, Inc. (Exhibit 10.6, Amendment No. 1 on Form 8 dated September 2, 1988 to the Annual Report on
                    Form 10-K for the year ended December 31, 1987)*

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

                  Exhibit 10(i) - 1992 Stock Option Plan for Nonemployee
                    Directors of K N Energy, Inc. with Form of Grant Certificate
                    (Exhibit 4.1, File No. 33-46999)*

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

                  Exhibit 10(o) - Letter Agreement dated December 4, 1995
                    between K N Energy, Inc. and Charles W. Battey (Exhibit
                    10(q) to the Annual Report on Form 10-K for the year ended
                    December 31, 1995)*

                  Exhibit 10(p) - Amended and Restated Basket Agreement dated as of June 30, 1990, by and between American Pipeline Company
                    ("APC"), Cabot and Cabot Transmission Corporation (Exhibit
                    10.5(a) to the Annual Report on Form 10-K for American Oil and Gas Corporation ("AOG") for the year ended December 31,
                    1993)*

                  Exhibit 10(q) - First Amendment to Amended and Restated
                    Omnibus Acquisition Agreement and Amended and Restated
                    Basket Agreement dated as of March 31, 1992, by and among AOG, APC, Cabot and Cabot Transmission (Exhibit 10.5(d) to the Annual Report on Form 10-K for AOG for the year ended
                    December 31, 1993)*

                                                                                                    Page Number
                                                                                                    -----------
                  Exhibit 10(r) - K N Energy, Inc. Performance Incentive Plan
                    (Exhibit 10(u) to the Annual Report on Form 10-K for the
                    year ended December 31, 1995)*

                  Exhibit 10(s) - Form of Change of Control Severance Agreement
                    (Exhibit 10(u) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

                  Exhibit 10(t) - Form of Incentive Stock Option Agreement
                    (Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1996)*

                  Exhibit 10(u) - Form of Restricted Stock Agreement (Exhibit
                    10(w) to the Annual Report on Form 10-K for the year ended
                    December 31, 1996)*

                  Exhibit 10(v) - Employment Agreement dated March 21, 1996
                    between K N Energy, Inc. and Murray R. Smith (Exhibit 10(x) to the Annual Report on Form 10-K for the year ended
                    December 31, 1996)*

                  Exhibit 10(w) - Intrastate Pipeline System Lease, dated
                    December 31, 1996, between MidCon Texas Pipeline, L.P. and
                    MidCon Texas Pipeline Operator, Inc. (Exhibit 10(y) to the
                    Annual Report on Form 10-K for the year ended December 31,
                    1997)*

                  Exhibit 10(x) - Amendment Number One To Intrastate Pipeline
                    System Lease, dated January 31, 1998, between MidCon Texas
                    Pipeline, L.P. and MidCon Texas Pipeline Operator, Inc.
                    (Exhibit 10(z) to the Annual Report on Form 10-K for the year ended December 31, 1997)*

                  Exhibit 10(y) - Directors and Executives Deferred
                    Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended
                    December 31, 1998)*

                  Exhibit 10(z) - Management Deferred Compensation Plan
                    effective January 1, 1998 for senior management of K N
                    Energy, Inc. (Exhibit 10(bb) to the Annual Report on Form
                    10-K for the year ended December 31, 1998)*

                  Exhibit 10(aa) - Kinder Morgan, Inc. Amended and Restated 1999
                    Stock Option Plan (Attached hereto as Exhibit 10(aa))**

                  Exhibit 10(bb) - Stock Purchase Agreement, dated December 18,
                    1997, between K N Energy, Inc. and Occidental Petroleum
                    Corporation (Exhibit 2.1, File No. 333-44421)*

                  Exhibit 10(cc) - Amendment No. 1 to Stock Purchase Agreement,
                    dated January 30,1998, between K N Energy, Inc. and
                    Occidental Petroleum Corporation (Exhibit 2(b) to the Annual
                    Report on Form 10-K for the year ended December 31, 1997)*

                  Exhibit 10(dd) - Governance Agreement dated October 7, 1999, between the Kinder Morgan, Inc. and Richard D. Kinder
                    (incorporated by reference to Exhibit 99.C of the Schedule
                    13D filed by Mr. Kinder on October 8, 1999)*

                  Exhibit 10(ee) - Governance Agreement dated October 7, 1999, between the Kinder Morgan, Inc. and Morgan Associates, Inc.
                    (incorporated by reference to Exhibit 99.C of the Schedule
                    13D filed by Morgan Associates, Inc. and William V. Morgan on October 8, 1999)*

                  Exhibit 10(ff) - Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder (incorporated by reference to Exhibit 99.D of the Schedule 13D filed by Mr.
                    Kinder on October 8, 1999)*

                  Exhibit 10(gg) - Receivables Purchase Agreement dated
                    September 28, 1999, among KN Receivables Corporation, as
                    Seller, Falcon Asset Securitization Corporation,
                    International Securitization Corporation and The Financial
                    Institutions Party Hereto, as Investors and Bank One, NA, as
                    Agent (Exhibit 10.4 to Kinder Morgan, Inc.'s Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1999)*

                  Exhibit 10(hh) - Receivables Sale Agreement dated September
                    28, 1999, between K N Energy, Inc., as the Originator, and other Originators specified herein and KN Receivables
                    Corporation, as Buyer (Exhibit 10.5 to Kinder Morgan, Inc.'s
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999)*

                  Exhibit 13 - 1999 Annual Report to Shareholders***...................................95

                  Exhibit 21 - Subsidiaries of the Registrant (attached hereto)

                  Exhibit 23.1 - Consent of Independent Accountants (attached hereto)

                  Exhibit 23.2 - Consent of Independent Public Accountants (attached hereto)

                  Exhibit 27 - Financial Data Schedule****


*        Incorporated herein by reference.

**       Included in SEC and NYSE copies only.

*** Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this annual report on Form 10-K.

****     Included in SEC copy only.