Form 10-Q
period 2000-03-31
KINDER MORGAN INC
filed 2000-05-10
CIK 54502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000
                                         --------------

                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ______to______

                  Commission File Number 1-6446
                                         ------

                       KINDER MORGAN, INC.
                       -------------------
     (Exact name of registrant as specified in its charter)

                 Kansas                                  48-0290000
----------------------------------------    -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)
1301 McKinney, Suite 3400, Houston, Texas                  77010
----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (713) 844-9500
                                                   ---------------


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

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was:
Common Stock, $5 par value; outstanding 114,154,007 shares as of April 26, 2000.

              KINDER MORGAN, INC. AND SUBSIDIARIES
                            FORM 10-Q
                  QUARTER ENDED MARCH 31, 2000
                            Contents


PART I.   FINANCIAL INFORMATION
                                                                         Page
                                                                        Number
Item 1.   Financial Statements (Unaudited)                              -------

             Consolidated Balance Sheets..............................    3 - 4
             Consolidated Statements of Income........................        5
             Consolidated Statements of Cash Flows....................        6
             Notes to Consolidated Financial Statements...............   7 - 20

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  20 - 30

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..       30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       31
Item 6.   Exhibits and Reports on Form 8-K............................       31

SIGNATURE.............................................................       32

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(Dollars in Thousands)

                                                     March 31,      December 31,
                                                        2000            1999
                                                    ------------    ------------
ASSETS:
Current Assets:
Cash and Cash Equivalents                           $    19,714     $    26,378
Restricted Deposits                                          51              51
Accounts Receivable                                     366,232         306,451
Receivable from ONEOK, Inc.                             163,856               -
Receivable from Kinder Morgan Energy Partners                 -         330,000
Inventories                                              31,072          50,328
Gas Imbalances                                          152,701         172,501
Other                                                    13,061          19,154
Net Current Assets of Discontinued Operations            87,926          58,991
                                                    -----------     -----------
                                                        834,613         963,854
                                                    -----------     -----------

Investments:
   Kinder Morgan Energy Partners                      1,802,243       1,791,768
   Other                                                132,091         126,103
                                                    -----------     -----------
                                                      1,934,334       1,917,871
                                                    -----------     -----------

Property, Plant and Equipment                         6,151,253       6,167,251
Less Accumulated Depreciation and Amortization          371,672         377,687
                                                    -----------     -----------
                                                      5,779,581       5,789,564
                                                    -----------     -----------

Deferred Charges and Other Assets                       226,278         209,758

Net Non-current Assets of Discontinued Operations        74,127         659,236
                                                    -----------     -----------

Total Assets                                        $ 8,848,933     $ 9,540,283
                                                    ===========     ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(Dollars in Thousands)

                                                                               March 31,      December 31,
                                                                                  2000            1999
                                                                              ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt                                          $     7,167     $     7,167
Notes Payable                                                                     437,100         574,400
Accounts Payable                                                                  248,299         224,625
Accrued Taxes                                                                      43,425          36,075
Gas Imbalances                                                                    148,866         196,469
Payable for Purchase of Thermo Companies                                           44,882          44,320
Reserve for Loss on Disposal of Discontinued Operations                            41,626         535,630
Other                                                                             160,109         206,620
                                                                              -----------     -----------
                                                                                1,131,474       1,825,306
                                                                              -----------     -----------
Other Liabilities and Deferred Credits:
Deferred Income Taxes                                                           2,167,142       2,228,553
Other                                                                             258,137         242,926
                                                                              -----------     -----------
                                                                                2,425,279       2,471,479
                                                                              -----------     -----------

Long-term Debt                                                                  3,293,168       3,293,326
                                                                              -----------     -----------

Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust
  Securities of Subsidiary Trusts Holding Solely Debentures of Kinder Morgan      275,000         275,000
                                                                              -----------     -----------

Minority Interests in Equity of Subsidiaries                                        7,333           9,331
                                                                              -----------     -----------

Stockholders' Equity:
Common Stock-
  Authorized - 150,000,000 Shares, Par Value $5 Per Share
  Outstanding - 113,120,002 and 112,665,977 Shares, Respectively,
    After Deducting 172,402 and 172,402 Shares Held in Treasury                   566,462         564,192
Additional Paid-in Capital                                                      1,209,535       1,203,008
Retained Earnings Deficit                                                         (55,175)        (95,615)
Other                                                                              (4,143)         (5,744)
                                                                              -----------     -----------
Total Stockholders' Equity                                                      1,716,679       1,665,841
                                                                              -----------     -----------

Total Liabilities and Stockholders' Equity                                    $ 8,848,933     $ 9,540,283
                                                                              ===========     ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands except Per Share Amounts)

                                                      Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                     2000           1999
                                                     ----           ----
Operating Revenues:
  Natural Gas Sales                               $  287,441     $  210,134
  Natural Gas Transportation and Storage             165,276        199,776
  Other                                               27,795         17,357
                                                  ----------     ----------
Total Operating Revenues                             480,512        427,267
                                                  ----------     ----------

Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales             276,577        205,905
  Operations and Maintenance                          41,678         45,286
  General and Administrative                          14,293         20,349
  Depreciation and Amortization                       26,761         44,140
  Taxes, Other Than Income Taxes                       6,807          8,511
  Merger-related Costs                                     -          2,916
                                                  ----------     ----------
Total Operating Costs and Expenses                   366,116        327,107
                                                  ----------     ----------

Operating Income                                     114,396        100,160
                                                  ----------     ----------

Other Income and (Deductions):
  Kinder Morgan Energy Partners:
    Equity in Earnings                                29,583              -
    Amortization of Excess Investment                 (7,577)             -
  Equity in Earnings of Other Equity Investments      (2,899)         6,573
  Interest Expense, Net                              (60,399)       (62,917)
  Minority Interests                                  (5,965)        (5,979)
  Other, Net                                           9,672          1,357
                                                  ----------     ----------
Total Other Income and (Deductions)                  (37,585)       (60,966)
                                                  ----------     ----------

Income from Continuing Operations
  Before Income Taxes                                 76,811         39,194
Income Taxes                                          30,727         15,286
                                                  ----------     ----------
Income from Continuing Operations                     46,084         23,908

Loss from Discontinued Operations, Net of Tax              -        (16,786)
                                                  ----------     ----------

Net Income                                            46,084          7,122
Less - Preferred Dividends                                 -             88
                                                  ----------     ----------
Earnings Available For Common Stock               $   46,084     $    7,034
                                                  ==========     ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share (Thousands)        113,058         69,486
                                                  ==========     ==========
Basic Earnings (Loss) Per Common Share:
  Continuing Operations                           $     0.41     $     0.34
  Discontinued Operations                                  -          (0.24)
                                                  ----------     ----------
Total Basic Earnings Per Common Share             $     0.41     $     0.10
                                                  ==========     ==========
Number of Shares Used in Computing
  Diluted Earnings Per Common Share (Thousands)      113,456         69,578
                                                  ==========     ==========
Diluted Earnings (Loss) Per Common Share:
  Continuing Operations                           $     0.41     $     0.34
  Discontinued Operations                                  -          (0.24)
                                                  ----------     ----------
Total Diluted Earnings Per Common Share           $     0.41     $     0.10
                                                  ==========     ==========
Dividends Per Common Share                        $     0.05     $     0.20
                                                  ==========     ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               -------------------------
                                                                                  2000           1999
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations                                              $   46,084     $   23,908
Adjustments to Reconcile Income from Continuing Operations to Net Cash Flows from Operating Activities:
     Depreciation and Amortization                                                 26,761         44,140
     Deferred Income Taxes                                                         27,561          1,735
     Equity in Earnings of Kinder Morgan Energy Partners                          (22,006)             -
     Distributions from Kinder Morgan Energy Partners                              15,919              -
     Deferred Purchased Gas Costs                                                   2,236          3,297
     Net Gains on Sales of Facilities                                              (1,343)          (179)
     Changes in Other Working Capital Items (Note 7)                              (64,958)       (93,006)
     Changes in Deferred Revenues                                                  (1,393)        (3,455)
     Other Non-cash Charges and Credits to Income                                  (5,692)       (10,924)
     Other, Net                                                                    (6,886)       (10,045)
                                                                               ----------     ----------
Net Cash Flows Provided by (Used in) Continuing Operations                         16,283        (44,529)
Net Cash Flows Provided by (Used in) Discontinued Operations                     (132,042)        82,762
                                                                               ----------     ----------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (115,759)        38,233
                                                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                              (24,103)       (18,998)
Proceeds from Sales to Kinder Morgan Energy Partners                              330,000              -
Acquisitions                                                                      (19,412)       (15,000)
Investments                                                                       (19,367)        (2,056)
Sale of Tom Brown, Inc. Common Stock                                               13,350              -
Sale of U.S. Government Securities                                                      -      1,092,415
Proceeds from Sales of Other Assets                                                   854          1,045
                                                                               ----------     ----------
Net Cash Flows Provided by Continuing Investing Activities                        281,322      1,057,406
Net Cash Flows Used in Discontinued Investing Activities                          (49,333)       (21,824)
                                                                               ----------     ----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                   231,989      1,035,582
                                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term Debt, Net                                                             (137,300)       325,236
Repayment of Substitute Note                                                            -     (1,394,846)
Long-term Debt Retired                                                               (317)        (3,317)
Common Stock Issued                                                                 8,797          5,925
Other Borrowings                                                                   11,818              -
Treasury Stock Issued                                                                   -             25
Treasury Stock Acquired                                                                 -            (43)
Cash Dividends, Common and Preferred                                               (5,645)       (14,007)
Minority Interests, Net                                                              (247)             -
                                                                               ----------     ----------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                                      (122,894)    (1,081,027)
                                                                               ----------     ----------

Net Decrease in Cash and Cash Equivalents                                          (6,664)        (7,212)
Cash and Cash Equivalents at Beginning of Period                                   26,378         16,247
                                                                               ----------     ----------
Cash and Cash Equivalents at End of Period                                     $   19,714     $    9,035
                                                                               ==========     ==========
For supplemental cash flow information, see Note 7.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General
   -------

Effective with K N Energy, Inc.'s October 1999 acquisition of Kinder Morgan, Inc., a Delaware corporation ("Kinder Morgan Delaware"), K N Energy, Inc. changed its name to Kinder Morgan, Inc. As used herein, "Kinder Morgan" refers to Kinder Morgan, Inc. (a Kansas corporation and formerly K N Energy, Inc.) and its consolidated subsidiaries unless the context otherwise requires (see Note 2). In the opinion of Management, all adjustments necessary for a fair presentation of the results for the unaudited interim periods have been made. Amounts shown in the Consolidated Balance Sheets for December 31, 1999 were derived from the audited balance sheet included in Kinder Morgan's 1999 Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the current presentation.

2. Business Combinations
   ---------------------

On October 7, 1999, K N Energy, Inc. completed the acquisition of Kinder Morgan Delaware, the sole stockholder of the general partner of Kinder Morgan Energy Partners L.P. Kinder Morgan Energy Partners is the nation's largest pipeline master limited partnership. It owns and operates one of the largest product pipeline systems in the United States, serving customers in sixteen states with more than 5,000 miles of pipeline and over twenty associated terminals. Kinder Morgan Energy Partners also operates 25 bulk terminal facilities which transload over 40 million tons of coal, petroleum coke and other products annually. In addition, Kinder Morgan Energy Partners currently owns 51 percent of Plantation Pipe Line Company and 100 percent of Shell CO2 Company, Ltd. For additional information regarding the business and assets of Kinder Morgan Energy Partners, the reader is directed to Kinder Morgan Energy Partners' 1999 Annual Report on Form 10-K.

To effect this business combination, K N Energy, Inc. issued approximately 41.5 million shares of its common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware.
This acquisition was accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The allocation of the purchase price resulted in an excess of the purchase price over Kinder Morgan Delaware's share of the underlying equity in the net assets of Kinder Morgan Energy Partners totaling $1.3 billion. This excess has been fully allocated to Kinder Morgan Delaware's indirect investment in Kinder Morgan Energy Partners (through its 100% ownership of Kinder Morgan G.P., Inc., owner of the general partner interest) and reflects the estimated fair market value of this investment. This excess investment is being amortized over 44 years, approximately the estimated remaining useful life of Kinder Morgan Energy Partners' assets, and is shown in the accompanying Consolidated Statements of Income as "Amortization of Excess Investment" under the sub-heading "Kinder Morgan Energy Partners" within "Other Income and (Deductions)." The assets, liabilities and results of operations of Kinder Morgan Delaware are included with those of Kinder Morgan beginning with the October 1999 acquisition.

The following pro forma information gives effect to the acquisition of Kinder Morgan Delaware as if the business combination had occurred at the beginning of each period presented. The pro forma adjustments that have been made are based on a preliminary allocation of the purchase price to assets acquired and liabilities assumed. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements and with the financial statements and other financial information included in Kinder Morgan's 1999 Annual Report on Form 10-K. This pro forma information is not necessarily indicative of the financial results that would have occurred had this acquisition taken place on the dates indicated, nor is it necessarily indicative of future financial results.


                                                         Year Ended December 31,
                                                         -----------------------
Unaudited Pro Forma Financial Information                  1999             1998
-----------------------------------------                  ----             ----
                                                       (Dollars In Millions Except
                                                            Per Share Amounts)

Operating Revenues                                    $    1,745.5     $    1,660.9
Net Income (Loss)                                     $     (233.9)    $       62.5
Diluted Earnings (Loss) Per Common Share              $      (2.09)    $       0.58
Number of Shares Used in Computing Diluted Earnings
   Per Common Share (In Thousands)                         112,334          106,319


On February 22, 1999, Sempra Energy and Kinder Morgan announced that their respective boards of directors had unanimously approved a definitive agreement under which Sempra and Kinder Morgan would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. During the first quarter of 1999, Kinder Morgan incurred approximately $2.9 million of costs associated with the then-pending merger, reported in the accompanying Consolidated Statements of Income as "Merger-related Costs". On June 21, 1999, Sempra and Kinder Morgan announced that they had mutually agreed to terminate the merger agreement. Sempra reimbursed Kinder Morgan $5.95 million for expenses incurred in connection with the proposed merger.

During the third quarter of 1998, Kinder Morgan completed its acquisition (accounted for as a purchase) of interests in four independent power plants in Colorado from the Denver-based Thermo Companies ("Thermo"), representing approximately 380 megawatts of electric generation capacity. The final payment for this acquisition ($30 million) was made April 20, 2000 with 961,153 shares of Kinder Morgan common stock.

3. Change in Accounting Estimate
   -----------------------------

Pursuant to a study of the useful lives of the underlying assets by an independent third party, in July 1999, Kinder Morgan changed the depreciation rates associated with the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon Corp. (see Note 2 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K).
This change had the effect of decreasing "Depreciation and Amortization" by approximately $9.7 million and increasing
"Income from Continuing Operations" and "Net Income" for the quarter ended March 31, 2000 by approximately $5.8 million ($0.05 per diluted share) in comparison to the amounts which would have been recorded utilizing the previous depreciation rates.

4. Investments and Sales
   ---------------------

See Note 5 for information regarding sales of assets and businesses included in discontinued operations.

In the first quarter of 2000, Kinder Morgan sold the 918,367 shares of Tom Brown, Inc. Common Stock it had held since early
1996 (see the discussion of the sale of Tom Brown Preferred Stock following). Kinder Morgan recorded a pre-tax gain of $1.3 million ($0.8 million after tax or approximately $0.01 per diluted share), included in the accompanying Consolidated
Statements of Income under the caption "Other, Net".

On December 30, 1999, Kinder Morgan entered into a contribution agreement among Kinder Morgan, several of its wholly owned subsidiaries and Kinder Morgan Energy Partners. As a result, effective as of

December 31, 1999, Kinder Morgan contributed all of its interest in the following to Kinder Morgan Energy
Partners: (i) Kinder Morgan Interstate Gas Transmission LLC, formerly K N Interstate Gas Transmission Co., a wholly owned subsidiary which is referred to as "KMIGT" in these Notes, (ii) Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), a wholly owned subsidiary and owner of a one-third interest in Trailblazer Pipeline Company and (iii) Red Cedar Gathering Company (a 49% interest). In exchange, Kinder Morgan Energy Partners (i) issued to Kinder Morgan 9,810,000 common units representing an incremental limited partnership interest in Kinder Morgan Energy Partners and (ii) during the first quarter of 2000, made a distribution to Kinder Morgan of $330 million in cash. Kinder Morgan recorded a pre-tax gain of $158.8 million (approximately $100.9 million after tax or $1.25 per diluted share) in conjunction with the transfer of interests.

On September 30, 1999, Kinder Morgan sold (to an unaffiliated party) its interests in Stingray Pipeline Company, L.L.C., an offshore pipeline that gathers natural gas, and West Cameron Dehydration Company, L.L.C., which dehydrates natural gas for shippers on the Stingray Pipeline. Kinder Morgan received approximately $24 million in cash from the sale and recorded a pre-tax gain of $11.4 million (approximately $6.9 million after tax or $0.10 per diluted share). With this sale, Kinder Morgan completed divestiture of its major offshore interests.

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

In September 1999, Thunder Creek Gas Services, LLC, a joint venture owned 25 percent by Kinder Morgan and 75 percent by Devon Energy Corporation, placed into service a 126-mile-long-trunkline natural gas gathering system extending from Glenrock, Wyoming to approximately 12 miles north of Gillette, Wyoming. The trunkline has an initial capacity of 450 million cubic feet of natural gas per day. The gathering system is located in the Powder River Basin of northeast Wyoming. The total forecasted cost of the system is approximately $111 million.

On June 30, 1999, Kinder Morgan sold its interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. Kinder Morgan received approximately $51 million in cash in conjunction with the sale and recorded a pre-tax gain of $17.5 million (approximately $10.7 million after tax or $0.15 per diluted share).

In May 1999, Kinder Morgan announced plans to build the Horizon Pipeline which, through its wholly owned subsidiary Natural Gas Pipeline Company of America, referred to as "Natural" in these notes, planned to own jointly with one or more other partners.
An open season closed in June 1999 with service requests from shippers of more than 800 MMcf of natural gas per day, including 300 MMcf per day from Nicor Gas. In February 2000, Nicor, Inc. announced that it had signed an agreement to become an equal partner in the planned Horizon Pipeline with Natural. The Horizon Pipeline is a $75 million natural gas pipeline that will originate in Joliet, Illinois and extend 74 miles into northern Illinois, connecting the emerging supply hub at Joliet with Nicor Gas' distribution system and an existing Natural pipeline. Construction is expected to be completed by the spring of 2002. The initial capacity of the pipeline is proposed to be 380 MMcf of natural gas per day. The project is expected to be funded through a combination of non-recourse debt securities and equity contributions.

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

5. Discontinued Operations
   -----------------------

During the third quarter of 1999, Kinder Morgan adopted and implemented a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through Kinder Morgan's e*nable joint venture with PacifiCorp. During the fourth quarter of 1999, Kinder Morgan adopted and implemented plans to discontinue the following lines of business: gathering and processing natural gas and providing field services to natural gas producers, commodity marketing of natural gas and natural gas liquids, international operations and West Texas intrastate pipelines.

As further described in Note 6 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K, as of December 31, 1999, in accordance with the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Kinder Morgan (i) restated its consolidated financial statements to reflect these businesses as discontinued operations and (ii) recorded an estimate of the loss expected to result from the discontinuance and disposal of these businesses, including both the estimated losses to be incurred upon sale and the estimated operating losses to be incurred prior to the projected disposal dates.
This total estimated loss is subject to uncertainty with respect to the ultimate proceeds to be received from the sale and pre-disposal operation of these assets (among other factors) and, accordingly, the actual loss may differ materially from the estimate recorded as of December 31, 1999. Any such difference will be recognized in the period in which it is reasonably estimable, and will be classified in the same manner as the original estimated loss.

Summarized financial data of discontinued operations are as follows:

                                                            Three Months Ended March 31,
                                                           -----------------------------
                                                                2000           1999
                                                                ----           ----
                                                                   (In Thousands)
Income Statement Data
---------------------
Operating Revenues:
   Commodity Marketing                                       $   580,148    $   629,001
   Gathering and Processing                                  $   163,833    $   117,427
   West Texas Intrastate Pipelines                           $     8,336    $    18,098
   International Operations                                  $     1,042    $       486

Income (Loss) From Discontinued Operations, Net of Tax:
   Commodity Marketing, net of $(2,001) of tax                         -    $    (3,129)
   Gathering and Processing, net of $(4,690) of tax                    -    $    (7,336)
   West Texas Intrastate Pipelines, net of $(2,889) of tax             -    $    (4,519)
   International Operations, net of $(45) of tax                       -    $       (71)
   en*able/Orcom, net of $(1,107) of tax                                -    $    (1,731)



                                                              March 31, 2000
                                                -------------------------------------------

                                                Gathering and  International
                                                 Processing     Operations        Total
                                                 ----------     ----------        -----
Balance Sheet Data                                            (In Thousands)
------------------
  Net Current Assets of Discontinued Operations:
  Cash and Cash Equivalents                     $    6,671     $   1,170      $    7,841
  Restricted Deposits                                4,218             -           4,218
  Accounts Receivable                               19,182         3,725          22,907
  Inventories                                       14,128           363          14,491
  Gas Imbalances Receivable                         16,030             -          16,030
  Other Current Assets                              13,167            43          13,210
  Accounts Payable                                  (8,964)       (1,871)        (10,835)
  Accrued Taxes                                     26,456           338          26,794
  Gas Imbalances Payable                            (5,139)            -          (5,139)
  Other Current Liabilities                         (1,545)          (46)         (1,591)
                                                ----------     ---------      ----------
                                                $   84,204     $   3,722      $   87,926
                                                ==========     =========      ==========

Net Non-current Assets of Discontinued Operations:
  Investments                                   $   14,542     $  10,040      $   24,582
  Property, Plant and Equipment, Net               139,284         8,933         148,217
  Deferred Charges                                  (4,059)        4,826             767
  Deferred Income Taxes                            (47,242)          780         (46,462)
  Minority Interests in Equity of Subsidiaries     (52,210)         (767)        (52,977)
                                                ----------     ---------      ----------
                                                $   50,315     $  23,812      $   74,127
                                                ==========     =========      ==========


Kinder Morgan has essentially completed the disposition of its investment in en*able/Orcom. Kinder Morgan sold its businesses involved in providing field services to natural gas producers
(K N Field Services, Inc. and Compressor Pump and Engine, Inc.) and MidCon Gas Products of New Mexico Corp., a wholly owned subsidiary providing natural gas gathering, prior to the end of 1999. Kinder Morgan received $23.3 million in cash as consideration for these sales. Effective with the first quarter of 2000, Kinder Morgan completed its previously announced transaction with ONEOK, Inc. in which ONEOK purchased Kinder Morgan's gathering and processing businesses in Oklahoma, Kansas and West Texas. In addition, ONEOK purchased Kinder Morgan's marketing and trading business, as well as certain storage and transmission pipelines in the Mid-continent region. As consideration, ONEOK paid Kinder Morgan approximately $108 million plus approximately $56 million for estimated net working capital at closing (subject to post-closing adjustment). In addition, ONEOK assumed (i) the operating lease associated with the Bushton, Kansas processing plant and (ii) long-term capacity commitments on Natural and KMIGT. The remaining assets associated with discontinued operations, representing a relatively small percent of the total operations discontinued as of December 31, 1999, are in various stages of the disposition process. The process of divestiture is expected to be completed during 2000.

6. Accounts Receivable Sales Facility
   ----------------------------------

As more fully discussed in Kinder Morgan's 1999 Annual Report on Form 10-K, in September 1999, certain wholly owned subsidiaries of Kinder Morgan entered into a five-year agreement to sell all of their accounts receivable in a transaction accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the accompanying Consolidated Balance Sheets reflect the portion of receivables transferred to the financial institution as a reduction of Accounts Receivable. Losses from the sale of these receivables are included in "Other, Net" in the accompanying Consolidated Statements of Income. Cash flows associated with this program are included with "Accounts Receivable" under "Cash Flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows. Kinder
Morgan received compensation for servicing that was approximately equal to the amount an independent servicer would receive. Accordingly, no servicing assets or liabilities have been recorded. The full amount of the allowance for possible losses has been retained by Kinder Morgan. The fair value of this recourse liability approximated the allocated allowance for doubtful accounts given the short-term nature of the transferred receivables. Kinder Morgan received $150 million in proceeds from the sale of receivables on September 30, 1999. In the first quarter of 2000, Kinder Morgan reduced its participation in this receivable sale program by $124.9 million, principally as a result of its then-pending disposition of its wholesale gas marketing business, see Note 5. On April 25, 2000, Kinder Morgan repaid the residual balance and terminated the agreement.

7. Supplemental Cash Flow Information
   ----------------------------------

Kinder Morgan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows Provided by (Used in) Operating Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, equity in undistributed earnings of unconsolidated subsidiaries (other than Kinder Morgan Energy Partners) and joint ventures.

                                                             Three Months Ended
                                                                 March 31,
                                                          ------------------------

                                                             2000          1999
                                                             ----          ----
                                                               (In Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS
  (Net of Effects of Acquisitions and Sales)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable                                       $ (22,453)    $  16,604
Materials and Supplies Inventory                             (1,022)          400
Gas in Underground Storage - Current                         10,099       (13,133)
Other Current Assets                                         25,893           388
Accounts Payable                                            (32,044)      (49,164)
Other Current Liabilities                                   (45,431)      (48,101)
                                                          ---------     ---------
                                                          $ (64,958)    $ (93,006)
                                                          =========     =========
CASH FLOW INFORMATION

Cash Paid During the Period for:
   Interest, Net of Amount Capitalized                    $  99,222     $ 120,097
                                                          =========     =========
   Distributions on Preferred Capital Trust Securities    $     121     $     349
                                                          =========     =========
   Income Taxes                                           $       -     $       -
                                                          =========     =========


8. Business Segments
   -----------------

In accordance with the manner in which Kinder Morgan currently manages its businesses, including the allocation of capital and evaluation of business unit performance, Kinder Morgan reports its operations in the following segments: (1) Natural and certain associated entities, referred to as "NGPL," a major interstate natural gas pipeline system; (2) Kinder Morgan Texas Pipeline and certain associated entities, referred to as "KMTP," a major intrastate natural gas pipeline system; (3) "Retail," the (largely regulated) distribution of natural gas to retail customers and (4) "Power and Other", the generation and sale of electric power and various other activities not constituting business segments. Prior to its December 31, 1999 sale to Kinder Morgan Energy Partners (see Note 4), Kinder Morgan also owned and operated KMIGT.

The accounting policies applied in the generation of segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K, except that items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance. In addition, certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments. With adjustment for these items, Kinder Morgan currently evaluates business segment performance primarily based on operating income in relation to the level of capital employed. Intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some instances, book value.
As necessary for comparative purposes, prior period results and balances have been reclassified to conform to the current presentation.

BUSINESS SEGMENT INFORMATION

                                                            Quarter Ended March 31, 2000
                                      -------------------------------------------------------------------------
                                                                                         Power
                                         NGPL        KMIGT (1)   Retail       KMTP     and Other   Consolidated
                                         ----        -----       ------       ----     ---------   ------------
                                                                   (In Thousands)
Revenues from External Customers      $ 147,994    $      -    $ 68,423    $ 249,919   $ 14,176     $ 480,512
                                                                                                    =========
Intersegment Revenues                 $      60    $      -    $      -    $       -   $      -     $      60
                                                                                                    =========
Operating Income Before
    Corporate Costs                   $  91,950    $      -    $ 19,787    $  11,330   $  5,622     $ 128,689
General and Administrative
    Expenses                                                                                          (14,293)
                                                                                                    ---------
Operating Income                                                                                      114,396
Other Income and (Deductions)                                                                         (37,585)
                                                                                                    ---------
Income from Continuing
    Operations, Before Income Taxes                                                                $  76,811
                                                                                                   =========

(1)  KMIGT  was  sold  to Kinder Morgan Energy  Partners  effective
December 31, 1999.


                                                            Quarter Ended March 31, 1999
                                      -------------------------------------------------------------------------
                                                                                         Power
                                         NGPL        KMIGT       Retail       KMTP     and Other   Consolidated
                                         ----        -----       ------       ----     ---------   ------------
                                                                   (In Thousands)
Revenues from External Customers      $ 152,907    $ 25,114    $ 69,842    $ 164,327    $ 15,077    $ 427,267
                                                                                                    =========
Intersegment Revenues                 $     592    $  1,283    $     20    $       -    $     49    $   1,944
                                                                                                    =========
Operating Income Before
    Corporate Costs                   $  78,464     $14,352    $ 15,328    $   8,987    $  6,294    $ 123,425
General and Administrative
    Expenses                                                                                          (20,349)
Merger-related costs                                                                                   (2,916)
                                                                                                    ---------
Operating Income                                                                                      100,160
Other Income and (Deductions)                                                                         (60,966)
                                                                                                    ---------
Income from Continuing
    Operations, Before Income Taxes                                                                $    39,194
                                                                                                   ===========

There has been no material change in assets by segment for Kinder Morgan's continuing businesses in comparison to the amounts reported in Note 19 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K. There have been material changes in assets associated with discontinued operations, see Note 5.

GEOGRAPHIC INFORMATION

All but an insignificant amount of Kinder Morgan's assets and operations are located in the continental United States.

9. Financing
   ---------

Kinder Morgan has available a $550 million 364-day credit facility dated November 18, 1999, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for Kinder Morgan's commercial paper program and include covenants which are common in such arrangements (see Note 12 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K for additional information concerning these covenants).
Under these bank facilities, Kinder Morgan is required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on Kinder Morgan's senior debt rating. There were no borrowings under the bank facilities at March 31, 2000 or at April 17, 2000.

Commercial paper issued by Kinder Morgan and supported by the bank facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 1999, all commercial paper was redeemed within 182 days, with interest rates ranging from 4.25 percent to 7.25 percent. Commercial paper outstanding at March 31, 2000 and April 17, 2000, was $437.1 million and $250.3 million, respectively. The weighted-average interest rates on short-term borrowings outstanding at March 31, 2000 was 6.45 percent. Average short-term borrowings outstanding during the first quarter of 2000 were $515.9 million and the weighted-average interest rate was 6.18 percent.

On April 20, 2000, the Kinder Morgan board of directors declared a common stock dividend of $0.05 per share payable on May 15, 2000 to shareholders of record as of April 30, 2000.

10. Regulatory Matters
    ------------------

On March 29, 2000, Kinder Morgan announced that it had reached a settlement with the Federal Energy Regulatory Commission ("FERC") regarding issues surrounding the interpretation of FERC Order No. 497 (which governs the conduct of interstate pipelines and affiliated gas marketers on their systems) relative to KMIGT, NGPL and Westar Transmission Company. KMIGT has been sold to Kinder Morgan Energy Partners, and Westar has been sold to ONEOK, see Notes 4 and 5. Combined, Kinder Morgan agreed to pay a civil penalty and refunds totaling $5.75 million in conjunction with the settlement, which also eliminated the potential for any civil action or prolonged regulatory proceedings. The matters resolved related to periods prior to the October 1999 K N Energy-Kinder Morgan merger and, to some extent, periods prior to K N Energy's January 1998 acquisition of MidCon Corp. The payment had no detrimental effect on Kinder Morgan's earnings due to the existence of previously established reserves.

In April 2000, Kinder Morgan filed appeals against 11 Nebraska municipalities that have adopted rate ordinances prohibiting the collection of a surcharge (associated with the P-0802 contract entered into in 1973) to recover costs Retail incurred in purchasing natural gas for its customers. Kinder Morgan alleges that these municipalities failed to determine an appropriate overall amount for Retail's rates and that the municipalities failed to follow the appropriate process, as set up by the Nebraska legislature, to review the P-0802 contract. When Retail opened its distribution system to competitive supplies in 1998, participating municipalities were made aware of the surcharge and passed ordinances allowing it.

11. Comprehensive Income
    --------------------

Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. The only difference between "net income" and "comprehensive income" for Kinder Morgan has been the unrealized gain or loss on its investment in available-for-sale securities, which was recorded directly to stockholders' equity. During the quarter ended March 31, 2000, Kinder Morgan sold its available-for-sale securities, 918,367 shares of Tom Brown, Inc. Common Stock (see Note 4). In conjunction with this sale, Kinder Morgan recorded a reclassification adjustment to Accumulated Comprehensive Income of $1.6 million, resulting in comprehensive income for the period of $47.7 million. For the quarter ended March 31,

1999, Kinder Morgan recorded an unrealized after-tax investment gain of $1.1 million, resulting in comprehensive income for the period of $8.2 million.

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

The Statement is effective for fiscal years beginning after June 15, 2000. The Statement cannot be applied retroactively. The Statement must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at Kinder Morgan's election, before January 1,
1998). Kinder Morgan has not yet quantified the impacts of adopting the Statement on its financial position or results of operations.

13. Interest Expense, Net
    ---------------------

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest"), (ii) in 1999, interest income related to government securities associated with the acquisition of MidCon (see Note 1(K) of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K) and
(iii) in 2000, interest income attributable to Kinder Morgan's note receivable from Kinder Morgan Energy Partners associated with the sale of certain interests, see Note 4.

                        Three Months Ended
                            March 31,
                      ----------------------
                          (In Thousands)

                         2000        1999
                        ------      ------

   AFUDC - Interest    $   712     $   213
   Interest Income     $ 2,647     $   480

14   Other, Net
     ----------

"Other, Net" as presented in the accompanying Consolidated Statements of Income for the three months ended March 31, 2000, principally consists of (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved, see Note 10(A) and (iii) $1.3 million attributable to a gain from the sale of Tom Brown, Inc. Common Stock, see Note 4.

15.  Accounts Receivable
     -------------------

The caption "Accounts Receivable" in the accompanying
Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $1.7 million at March 31, 2000, and $1.7 million at December 31, 1999.

16.  Environmental and Legal Matters
     -------------------------------

(A) Environmental Matters

On December 20, 1999, the U.S. Department of Justice filed a Complaint on behalf of the U.S. Environmental Protection Agency in the Federal District Court of Colorado, Civil Action 99-S-2419, against Natural alleging that Natural failed to obtain all of the necessary air quality permits in 1979 when it constructed the Akron Compressor Station, which consisted of three compressor engines in Weld County, Colorado. Natural constructed and then operated the facility until August 1996 when it was sold to High Plains Gathering System. High Plains sold one of the compressor engines to Colorado Interstate Gas Company in October 1997.

The complaint makes the standard request for penalties up to the statutory maximums for each day of violation. Natural has filed a motion to dismiss this case and is in discussions with the U.S. Department of Justice. A number of defenses to the complaint and plans to defend the action vigorously have been prepared by Natural. Although Kinder Morgan cannot express an opinion as to the probable outcome of this case, Kinder Morgan believes that this proceeding will not have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

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

See Note 9(A) of Notes to Consolidated Financial Statements of
Kinder Morgan's Annual Report on Form 10-K for the year ended
December 31, 1999, for additional information regarding environmental matters.

(B)  Litigation Matters

"Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc.," Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States
District Court for the District of Colorado against Kinder
Morgan, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, referred to here as the "K N Entities," as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from Kinder Morgan's natural gas gathering and transportation system in northwest Colorado. No trial date has been set.

"Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc.," Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and Kinder Morgan alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of gas, mismeasured gas, delayed his development of gas reserves, and other claims arising out of a contract to purchase gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his gas. This ruling followed an appellate decision which was adverse to Kinder Morgan on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted gas from a prior purchase. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same gas to interstate commerce. The background of that proceeding is described below. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part its Initial Decision. The action in Colorado remains stayed pending final resolution of the FERC proceeding.

"Jack J. Grynberg v. Rocky Mountain Natural Gas Company," Docket No. GP91-8-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC) seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to above. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. Grynberg filed exceptions to this Initial Decision. In late March 2000, the FERC issued an order affirming in part and denying in part its Initial Decision. In April 2000, Kinder Morgan, together with the other parties, filed for rehearing.

"United States of America, ex rel., Jack J. Grynberg v. K N
Energy," Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed on November 19, 1999. Plaintiff filed his response on January 14, 2000 and defendants filed their Reply Brief on February 14, 2000. An oral argument on the Motion to Dismiss occurred on March 17, 2000.

"Quinque Operating Company, et. al. v. Gas Pipelines, et. al.," Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, Kinder Morgan filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases.

"Dirt Hogs, Inc. v. Natural Gas Pipeline Company of America, et al." There have been several related cases with Dirt Hogs, Inc. with allegations of breach of contract, false representations, improper requests for kickbacks and other improprieties. Essentially, the Plaintiff claims that it should have been awarded extensive pipeline reclamation work without having to qualify or bid as a qualifying contractor. Case No. Civ-98-231-R, is a case which was dismissed in the U.S. District Court for the Western District of Oklahoma because of pleading deficiencies and is now on appeal to the 10th Circuit
(Case No. 99-6-026). On April 10, 2000, the 10th Circuit upheld the dismissal of this action. Another case, arising out of the same factual allegations, was filed by Dirt Hogs in the District Court, Caddo County, Oklahoma (Case No. CJ-99-92), on March 29, 1999. By agreement of all parties, this action is currently stayed. A third related case, styled "Natural Gas Pipeline Company of America, et al. v. Dirt Hogs, Inc."
(Case No. 99-360-R), resulted in a default judgement against Dirt Hogs. After initially appealing the default judgement, Dirt Hogs dismissed their appeal on September 1, 1999.

"K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald," Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several former K N Energy officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. Interenergy was merged into K N Energy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. They are seeking an unspecified amount of compensatory damages that we estimate could be greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. Kinder Morgan filed a Motion to Dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against K N and the individuals with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: "James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al.," Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. This Complaint is now the subject of a motion to dismiss filed by defendants. The case has been stayed pending the outcome of these motions. A fourth related class action case styled, "Adams vs. Kinder Morgan, Inc., et. al.," Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on Kinder Morgan on April 10, 2000. Kinder Morgan intends to file a motion to dismiss this case, and expects that the case will be stayed pending the resolution of such motion.

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

See Note 9(B) of Notes to Consolidated Financial Statements of
Kinder Morgan's Annual Report on Form 10-K for the year ended
December 31, 1999, for additional information regarding legal matters.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
-------

As used in this report, "Kinder Morgan" refers to Kinder Morgan, Inc. (a Kansas corporation, formerly K N Energy, Inc.) and its consolidated subsidiaries. The following discussion should be read in conjunction with (i) the accompanying Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Kinder Morgan's 1999 Annual Report on Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected for an entire year. As discussed in Notes 2 and 4 of the accompanying Notes to Consolidated Financial Statements, Kinder Morgan has engaged in acquisition and divestiture transactions (and may engage in additional such transactions) which may affect the comparison of results of operations between periods.

In accordance with the manner in which Kinder Morgan currently manages its businesses, including the allocation of capital and evaluation of business unit performance, Kinder Morgan reports its operations in the following segments: (1) Natural Gas Pipeline Company of America and certain associated entities, referred to as "NGPL," a major interstate natural gas pipeline system; (2) Kinder Morgan Texas Pipeline and certain associated entities, referred to as "KMTP," a major intrastate natural gas pipeline system; (3) "Retail," the (largely regulated) distribution of natural gas to retail customers and (4) "Power and Other," the generation and sale of electric power and various other activities not constituting business segments. Prior to its December 31, 1999 sale to Kinder Morgan Energy Partners (see Note 4 of the accompanying Notes to Consolidated Financial Statements), Kinder Morgan also owned and operated Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), which is referred to in this report as "KMIGT." Prior period results and balances have been reclassified to conform to the current presentation.

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

Consolidated Financial Results
------------------------------

                                          Three Months Ended March 31,
                                     --------------------------------------
                                         (In Thousands Except Per Share
                                                    Amounts)
                                                                 Increase
                                         2000         1999      (Decrease)
                                         ----         ----      ----------
Operating Revenues                   $  480,512   $  427,267   $  53,245
Gross Margin                            203,935      221,362     (17,427)
General and Administrative Expenses      14,293       20,349      (6,056)
Merger-related Costs                          -        2,916      (2,916)
Operating Income                        114,396      100,160      14,236
Income From Continuing Operations        46,084       23,908      22,176
Loss From Discontinued Operations,
  Net of Tax                             N/A         (16,786)      N/A
Diluted Earnings (Loss) Per Share:
  Continuing Operations              $     0.41         0.34   $    0.07
  Discontinued Operations                N/A      $    (0.24)      N/A

Kinder Morgan's results for the quarter ended March 31, 2000 reflect an increase of $53.2 million (12.5%) in operating revenues, a decrease of $17.4 million (7.9%) in gross margin and an increase of $14.2 million (14.2%) in operating income from the first quarter of 1999. Operating results for 2000 do not include revenues, costs and expenses of KMIGT, which was sold to Kinder Morgan Energy Partners effective December 31, 1999. The increase in operating revenues is principally due to increased revenues at KMTP, partially offset by the absence of KMIGT revenues in the first quarter of 2000. The decline in gross margin principally reflects the sale of KMIGT. General and administrative expenses decreased from $20.3 million in the first quarter of 1999 to $14.3 million in the first quarter of 2000, a decrease of $6.0 million (29.6%) due to cost reduction measures implemented following the business combination with Kinder Morgan Delaware. The merger-related costs included in results for the first quarter of 1999 are associated with the proposed merger with Sempra Energy that was not consummated. For additional information on these matters, see Note 2 of the accompanying Notes to Consolidated Financial Statements. The increased operating income, which occurred despite the sale of KMIGT, reflects (i) improved first-quarter 2000 segment performance, principally NGPL, and
(ii) merger-related costs included in 1999 results and lower first-quarter 2000 general and administrative expenses, in each case as discussed preceding.

Operating income for each of Kinder Morgan's business segments, as well as interest expense, other income and deductions and income taxes were affected by various factors which are described within the corresponding individual discussions which follow. Following are operating results by individual segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

                                          Three Months Ended March 31,
                                          ----------------------------
                                                                            Increase
NGPL                                          2000            1999         (Decrease)
----                                          ----            ----        ------------
                                          (In Thousands Except Systems
                                                   Throughput)
Operating Revenues:
  Transportation and Storage              $   144,578     $   150,619     $    (6,041)
  Other                                         3,476           2,880             596
                                          -----------     -----------     -----------
                                              148,054         153,499          (5,445)
                                          -----------     -----------     -----------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales       13,800          16,973          (3,173)
  Operations and Maintenance                   16,258          18,934          (2,676)
  Depreciation and Amortization                21,118          33,664         (12,546)
  Taxes, Other Than Income Taxes                4,928           5,464            (536)
                                          -----------     -----------     -----------
                                               56,104          75,035         (18,931)
                                          -----------     -----------     -----------

Operating Income Before Corporate Costs   $    91,950     $    78,464     $    13,486
                                          ===========     ===========     ===========

Systems Throughput (Trillion Btus)              433.5           420.7            12.8
                                          ===========     ===========     ===========


NGPL's operating income before corporate costs increased from $78.5 million in the first quarter of 1999 to $91.9 million in the first quarter of 2000, an increase of $13.5 million (17.2%). Approximately $9.7 million of this increase is attributable to a July 1999 change in amortization rates, see Note 3 of the accompanying Notes to Consolidated Financial Statements. In addition, results for the first quarter of 2000 reflect (i) decreased unit revenues largely attributable to both existing and planned competing pipeline capacity (with the attendant reduced value of transportation) in the upper Midwest, NGPL's principal market area; although, as discussed following and in Kinder Morgan's 1999 Annual Report on Form 10-K, NGPL continues to experience successes in retaining existing customers and acquiring new customers; (ii) reduced operating expenses reflecting continued cost control measures and (iii) a $3.3 million refund of previously expensed transportation charges from an unaffiliated interstate pipeline.

In March 2000, Kinder Morgan announced that it had reached a settlement with the Federal Energy Regulatory Commission (the "FERC") regarding issues surrounding the interpretation of FERC Order No. 497 to several entities currently or formerly owned by Kinder Morgan, including Natural Gas Pipeline Company of America ("Natural"). For additional information on this matter, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

Also in March 2000, Kinder Morgan announced that it had filed a "motion to dismiss" in Colorado Federal District Court and will vigorously defend itself against a complaint filed by the Department of Justice alleging that Natural failed to obtain all necessary air quality permits when constructing a compressor station in Colorado more than 20 years ago. For additional information on this matter, see Note 16 of the accompanying Notes to Consolidated Financial Statements.

During the first quarter of 2000, Natural announced that it had
(i) fully subscribed its 130 Bcf of nominated storage capacity until at least January 1, 2001 as a result of entering into contracts for 25 Bcf of firm nominated storage service under two separate three-year contracts and (ii) entered into contracts with Ameren Corporation for up to 245,000 MMBtu per day of natural gas transportation through a four-year term which began on April 1, 2000.

In April 2000, Natural announced that it had initiated HubAmerica, a new program designed to facilitate the movement of natural gas from Chicago and other MidWest regions to markets served directly by Natural or through interconnecting pipelines. In connection with establishment of HubAmerica, Natural signed a letter of intent with Duke Energy's Texas Eastern Transmission Corporation for a long-term reciprocal natural gas pipeline capacity lease. Under the agreement, the two pipelines will lease capacity on each other's systems to offer seamless transportation services of natural gas from the Chicago area to eastern markets. HubAmerica will provide direct access to major markets in Illinois, Indiana, Iowa and Wisconsin, and indirect access to Dallas, Houston, St. Louis, Kansas City and markets on the West Coast, East
Coast and Southeastern states through numerous downstream interstate and intrastate pipelines. HubAmerica will offer firm and interruptible transportation services in conjunction with other Natural services, such as parking and loaning transactions and other storage and balancing services.

                                              Three Months
                                          Ended March 31, 1999
                                          --------------------
KMIGT                                     (In Thousands Except
-----                                      Systems Throughput)

Operating Revenues:
  Transportation and Storage                  $    26,288
  Other                                               109
                                              -----------
                                                   26,397
                                              -----------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales             (449)
  Operations and Maintenance                        6,050
  Depreciation and Amortization                     5,145
  Taxes, Other Than Income Taxes                    1,299
                                              -----------
                                                   12,045
                                              -----------

Operating Income Before Corporate Costs       $    14,352
                                              ===========

Systems Throughput (Trillion Btus)                   54.7
                                              ===========

Effective December 31, 1999, Kinder Morgan contributed KMIGT and Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), as well as its interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners in exchange for $330 million in cash plus approximately 9.8 million Kinder Morgan Energy Partners common units. See Note 4 of the accompanying Notes to Consolidated Financial Statements for more information regarding this transaction. In March 2000, Kinder Morgan announced that it had reached a settlement with the FERC regarding issues surrounding the interpretation of FERC Order 497 to several entities currently or formerly owned by Kinder Morgan, including KMIGT. For additional information on this matter, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

                                           Three Months Ended March 31,
                                          -----------------------------     Increase
Retail                                        2000             1999        (Decrease)
------                                        ----             ----        -----------
                                          (In Thousands Except Systems
                                                   Throughput)
Operating Revenues:
  Gas Sales                               $    53,910      $    54,769     $    (859)
  Transportation                               11,257           11,197            60
  Other                                         3,256            3,896          (640)
                                          -----------      -----------     ---------
                                               68,423           69,862        (1,439)
                                          -----------      -----------     ---------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales       35,306           40,553        (5,247)
  Operations and Maintenance                    9,812           10,250          (438)
  Depreciation and Amortization                 2,889            2,845            44
  Taxes, Other Than Income Taxes                  629              886          (257)
                                          -----------      -----------     ---------
                                               48,636           54,534        (5,898)
                                          -----------      -----------     ---------

Operating Income Before Corporate Costs   $    19,787      $    15,328     $   4,459
                                          ===========      ===========     =========


Systems Throughput (Trillion Btus)               21.8             17.2           4.6
                                          ===========      ===========     =========


Retail's operating income before corporate costs increased from $15.3 million in the first quarter of 1999 to $19.8 million in the first quarter of 2000, an increase of $4.5 million (29.1%). Gross margin increased from $29.3 million in the first quarter of 1999 to $33.1 million in the first quarter of 2000, an increase of $3.8 million (13.0%), despite a $1.4 million (2.1%) decrease in operating revenues. These favorable results principally reflect (i) increased system throughput in the first quarter of 2000, although a significant portion of this increase represents volumes transported for relatively low margins, (ii) reduced operating expenses reflecting a continued focus on efficient operations and reduced costs for certain administrative functions due to renegotiation of a contract with a third-party service provider and (iii) certain unfavorable adjustments to gas cost affecting first-quarter 1999 results.

In March 2000, Kinder Morgan announced the results of Retail's Agricultural Choice Gas Program, which provides agricultural customers in Nebraska (approximately 10,000 customers, a 6.9 Bcf per year market) the option to select their natural gas supplier. During the selection period, which ran from January 20 to March 15, customers in Nebraska had the opportunity to select from six natural gas suppliers. Retail received the largest share of the market with 47%, which represents a small increase in market share over the previous year, with the next largest market share going to Midwest United Energy at 32%.

Kinder Morgan recently filed appeals with respect to recovery of certain surcharges in Nebraska, see "Regulatory Matters".

                                          Three Months Ended March 31,
                                          ----------------------------      Increase
KMTP                                          2000            1999         (Decrease)
----                                          ----            ----         -----------
                                          (In Thousands Except Systems
                                                   Throughput)
Operating Revenues:
  Gas Sales                               $   231,963     $   153,994     $   77,969
  Transportation and Storage                    7,217           7,170             47
  Other                                        10,739           3,163          7,576
                                          -----------     -----------     ----------
                                              249,919         164,327         85,592
                                          -----------     -----------     ----------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales      225,789         143,714         82,075
  Operations and Maintenance                   11,195          10,417            778
  Depreciation and Amortization                   676             587             89
  Taxes, Other Than Income Taxes                  929             622            307
                                          -----------     -----------     ----------
                                              238,589         155,340         83,249
                                          -----------     -----------     ----------

Operating Income Before Corporate Costs   $    11,330     $     8,987     $    2,343
                                          ===========     ===========     ==========

Systems Throughput (Trillion Btus)              144.2           145.5           (1.3)
                                          ===========     ===========     ==========


KMTP's operating income before corporate costs increased from $9.0 million in the first quarter of 1999 to $11.3 million in the first quarter of 2000, an increase of $2.3 million (26.1%).
Operating revenues increased from $164.3 million in the first quarter of 1999 to $249.9 million in the first quarter of 2000, an increase of $85.6 million (52.1%), while gross margin increased by $3.5 million (17.0%), from $20.6 million to $24.1 million, over the same period. The increase in first-quarter
2000 operating revenues is principally due to (i) an increase in the average cost of gas (a component of the gas sales rate) of approximately $0.75 per MMBtu in 2000, (ii) a $0.30 per gallon increase in the average sales price of natural gas liquids during the first quarter of 2000 and (iii) increased first-quarter
2000 natural gas liquids sales volumes. The increase in "Gas Purchases and Other Costs of Sales" is principally due to the increased first-quarter 2000 cost of gas. The increase in both gross margin and operating income largely reflects the increased natural gas liquids sales volumes and improvement in natural gas liquids prices, each as discussed preceding.

In March 2000, Kinder Morgan announced that Kinder Morgan Texas Pipeline had (i) renewed its natural gas and transportation contract with Reliant Energy HL&P (the electric utility which serves the greater Houston, Texas metropolitan area) through March 1, 2004 and (ii) entered into a new transportation services agreement with Reliant Energy HL&P beginning in 2002 and extending through 2012. Reliant Energy, as a consolidated enterprise (which includes, in addition to HL&P, Entex - the gas distribution utility which serves the Houston Texas metropolitan area), constitutes KMTP's (and Kinder Morgan Inc.'s) largest customer. See Note 19 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on
Form 10-K.

                                                Three Months Ended March 31,
                                                -----------------------------      Increase
Power and Other                                     2000             1999         (Decrease)
---------------                                     ----             ----        ------------
                                                       (In Thousands)

Operating Revenues                              $    14,176      $    15,126     $      (950)
                                                -----------      -----------     -----------

Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales              1,742            3,675          (1,933)
  Operations and Maintenance                          4,413            3,018           1,395
  Depreciation and Amortization                       2,078            1,899             179
  Taxes, Other Than Income Taxes                        321              240              81
                                                -----------      -----------     -----------
                                                      8,554            8,832            (278)
                                                -----------      -----------     -----------

Operating Income Before Corporate Costs         $     5,622      $     6,294     $      (672)
                                                ===========      ===========     ===========


Power and Other operating income before corporate costs declined by approximately $0.7 million (10.7%) from the first quarter of 1999 to the first quarter of 2000, reflecting minor decreases in both operating revenues and operating expenses. These declines were principally due to lower power sales volumes and associated reduced operating expenses resulting from relatively milder 2000 winter weather. In addition to power operations, results reported in "Power and Other" include earnings from Kinder Morgan's agreement with HS Resources, Inc. as described in Kinder Morgan's 1999 Annual Report on Form 10-K and earnings from certain telecommunications assets used primarily by internal business segments.


                                                     Three Months Ended March 31,
                                                     -----------------------------      Increase
Other Income and (Deductions)                            2000             1999         (Decrease)
-----------------------------                            ----             ----        ------------
                                                            (In Thousands)

Equity in Earnings of Kinder Morgan Energy Partners:
    Equity in Earnings                               $    29,583      $         -     $    29,583
    Amortization of Excess Investment                     (7,577)               -          (7,577)
Other Equity in Earnings(Losses)                          (2,899)           6,573          (9,472)
Interest Expense, Net                                    (60,399)         (62,917)          2,518
Minority Interests                                        (5,965)          (5,979)             14
Other, Net                                                 9,672            1,357           8,315
                                                     -----------      -----------     -----------
                                                     $   (37,585)     $   (60,966)    $    23,381
                                                     ===========      ===========     ===========


The equity in earnings of Kinder Morgan Energy Partners and associated amortization during 2000 reflect the October 1999 acquisition of Kinder Morgan Delaware, see Note 2 of the accompanying Notes to Consolidated Financial Statements. For additional information regarding the results of operations of Kinder Morgan Energy Partners, the reader is directed to Kinder Morgan Energy Partners' quarterly report on Form 10-Q for the period ended March 31, 2000. The decrease in "Other Equity in Earnings" from the first quarter of 1999 to the first quarter of 2000 is principally due to the sale or discontinuance of various equity method investments, see Notes 4 and 5 of the accompanying Notes to Consolidated Financial Statements.

"Other, Net" in the first quarter of 2000 includes (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved, see "Regulation" and (iii) $1.3 million attributable to a gain from the sale of Tom Brown, Inc. Common Stock. First quarter 1999 "Other, Net" included dividend income associated with Tom Brown, Inc. Preferred Stock, which was sold in the third quarter of 1999. For additional information with respect to the sale of the Tom Brown, Inc. Preferred and Common stock, see Note 4 of the accompanying Notes to Consolidated Financial Statements.


                                         Three Months Ended March 31,
                                         -----------------------------
Income Taxes From Continuing Operations      2000             1999          Increase
---------------------------------------      ----             ----        ------------
                                            (Dollars In Thousands)

Income Tax Provision                     $    30,727      $    15,286     $    15,441
                                         ===========      ===========     ===========

Effective Tax Rate                              40.0%            39.0%            1.0%
                                         ===========      ===========     ===========


The increase of $15.4 million in the income tax provision from the first quarter of 1999 to the first quarter of 2000 is composed of (i) an increase of $14.7 million attributable to an increase in pre-tax income and (ii) an increase of $0.7 million attributable to an increase in the effective tax rate in 2000. This increase in the effective tax rate is principally due to an increased provision for state income taxes.

Discontinued Operations
-----------------------

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

As further described in Note 6 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K, as of December 31, 1999, in accordance with the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," Kinder Morgan
(i) restated its consolidated financial statements to reflect these businesses as discontinued operations and (ii) recorded an estimate of the loss expected to result from the discontinuance and disposal of these businesses, including both the estimated losses to be incurred upon sale and the estimated operating losses to be incurred prior to the projected disposal dates.
This total estimated loss is subject to uncertainty with respect to the ultimate proceeds to be received from the sale and operation of these assets (among other factors) and, accordingly, the actual loss may differ materially from the estimate recorded as of December 31, 1999. Any such difference will be recognized in the period in which it is reasonably estimable and classified in the same manner as the original estimated loss.

The reader is directed to Note 5 of the accompanying Notes to Consolidated Financial Statements for (i) information concerning the status of disposition efforts with respect to these assets,
(ii) certain financial information with respect to discontinued operations and (iii) Kinder Morgan's remaining investment in these businesses.

Liquidity and Capital Resources
-------------------------------

The following table illustrates the sources of Kinder Morgan's invested capital. The balances at December 31, 1998 and subsequent reflect the incremental capital associated with the acquisition of MidCon Corp., including the post-acquisition refinancings completed in 1998. The balances at December 31, 1999 and March 31, 2000 also reflect the impacts associated with the acquisition of Kinder Morgan Delaware and the sale of certain assets to Kinder Morgan Energy Partners (for additional information on these transactions, see Notes 2 and 4 of the accompanying Notes to Consolidated Financial Statements).

                               March 31,                           December 31,
                              ------------   --------------------------------------------------------
                                                       (Dollars in Thousands)
                                  2000            1999           1998           1997          1996
                                  ----            ----           ----           ----          ----
Long-term Debt                $3,293,168      $ 3,293,326    $ 3,300,025    $  553,816    $  423,676
Common Equity                  1,716,679        1,665,841      1,216,821       606,132       519,794
Preferred Stock                        -                -          7,000         7,000         7,000
Capital Trust Securities         275,000          275,000        275,000       100,000             -
                              ----------      -----------    -----------    ----------    ----------
  Capitalization               5,284,847        5,234,167      4,798,846     1,266,948       950,470
Short-Term Debt                  444,267          581,567      1,702,013 (1)   359,951       156,271
                              ----------      -----------    -----------    ----------    ----------
  Invested Capital            $5,729,114      $ 5,815,734    $ 6,500,859    $1,626,899    $1,106,741
                              ==========      ===========    ===========    ==========    ==========
Capitalization:
---------------
  Long-term Debt                    62.3%            62.9%          68.8%         43.7%         44.6%
  Common Equity                     32.5%            31.8%          25.4%         47.8%         54.7%
  Preferred Stock                      -                -            0.1%          0.6%          0.7%
  Capital Trust Securities           5.2%             5.3%           5.7%          7.9%            -

Invested Capital:
-----------------
  Total Debt                        65.2%            66.6%          76.9%         56.2%         52.4%
  Equity, Including Capital
   Trust Securities                 34.8%            33.4%          23.1%         43.8%         47.6%


(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp., which note was repaid in January 1999.

CASH FLOWS
----------

The following discussion of cash flows should be read in conjunction with the Statements of Consolidated Cash Flows and related supplemental information included in Kinder Morgan's 1999 Annual Report on Form 10-K and the accompanying Consolidated Statements of Cash Flows, including the related supplemental disclosures.

Net Cash Flows from Operating Activities
----------------------------------------

"Net Cash Flows Provided by (Used in) Operating Activities" decreased from a source of $38.2 million in the first quarter of 1999 to a use of $115.8 million in the first quarter of 2000, a decline of $154.0 million. This decline is primarily due to an increase in cash flows used for discontinued operations, which increased from a source of $82.8 million in the first quarter of 1999 to a use of $132.0 million in the first quarter of 2000, reflecting (i) $124.9 million of cash outflow attributable to the reduced utilization of Kinder Morgan's receivable sale program, see "Net Cash Flows from Financing Activities" following and (ii) a $21.5 million source of cash in the first quarter of 2000 for discontinued operations working capital items, compared to a $109.2 million source of cash in the first quarter of 1999. This decline in cash provided by working capital items for discontinued operations principally reflected (i) decreased cash from sales of gas in storage during the first quarter of 2000 and (ii) decreased cash provided from the net of accounts receivable and accounts payable during the first quarter of 2000, over and above the effect of the receivable sales program. The decline in "Net Cash Flows
Provided by (Used in) Operating Activities" for discontinued operations was partially offset by an increase in cash flows provided by continuing operations, which increased from a use of $44.5 million in the first quarter of 1999 to a source of $16.3 million in the first quarter of 2000. This increase is primarily due to (i) increased cash of $13.8 million in the first quarter of 2000 attributable to increased income before equity in earnings of Kinder Morgan Energy Partners, depreciation and amortization, deferred income taxes and other non-cash charges and credits,
(ii) $15.9 million of cash distributions in the first quarter of 2000 attributable to Kinder Morgan's interest in Kinder Morgan Energy Partners, see Note 2 of the accompanying Notes to Consolidated Financial Statements and (iii) a decrease in cash used in the first quarter of 2000 to make interest payments reflecting the decreased average debt balance outstanding. Partially offsetting this increase were January 2000 payments associated with December 1999 gas supply purchases.

Net Cash Flows from Investing Activities
----------------------------------------

"Net Cash Flows Provided by Investing Activities" decreased from $1.0 billion in the first quarter of 1999 to $232.0 million in the first quarter of 2000, a decline of $803.6 million principally due to the sale of approximately $1.1 billion of government securities in the first quarter of 1999, with the proceeds utilized to repay the Substitute Note assumed in conjunction with the January 1998 acquisition of MidCon Corp., see "Cash Flows From Financing Activities" following and Note 2 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K. Partially offsetting this decrease was $330 million of cash received during the first quarter of 2000 from the sale of certain interests to Kinder Morgan Energy Partners, see Note 4 of the accompanying Notes to Consolidated Financial Statements. In addition, cash flows used in discontinued investing activities increased from $21.8 million in the first quarter of 1999 to $49.3 million in the first quarter of 2000. Kinder Morgan is in the process of monetizing its remaining investment in Discontinued businesses, see "Discontinued Operations" elsewhere herein.

Net Cash Flows from Financing Activities
----------------------------------------

"Net Cash Flows Used in Financing Activities" decreased from approximately $1.1 billion in the first quarter of 1999 to $122.9 million in the first quarter of 2000, a decline of approximately $1.0 billion. This decrease was principally due to the first-quarter 1999 repayment of the $1.39 billion Substitute Note as discussed preceding, partially offset by increased short-term borrowings.

As further discussed in Note 9 of the accompanying Notes to Consolidated Financial Statements, Kinder Morgan's principal sources of short-term liquidity are its revolving bank facilities totaling $950 million. At March 31, 2000, Kinder Morgan had $437.1 million of commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $250.3 million at April 17, 2000. The principal reason for the decline in short-term borrowings from March 31 to April 17 was application of the $164 million of cash proceeds from the transaction with ONEOK, see Note 5 of the accompanying Notes to Consolidated Financial Statements. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $512.9 million and $699.7 million at March 31, 2000 and April 17, 2000, respectively. As described in Kinder Morgan's 1999 Annual Report on Form 10-K, Kinder Morgan's bank facilities and certain of its operating lease arrangements contain covenants related to Kinder Morgan's ratio of debt to total capitalization, consolidated net worth and debt ratings. For additional information on utilization of these facilities, see Note 9 of the accompanying Notes to Consolidated Financial Statements. As more fully discussed in Kinder Morgan's 1999 Annual Report on Form 10-K, in
September 1999, Kinder Morgan established a receivables sales facility that provided up to $150 million of additional liquidity. In accordance with this agreement, proceeds of $150 million were received on September 30, 1999. In accordance with authoritative accounting guidelines, cash flows associated with this facility are included with "Cash flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows. In February 2000, Kinder Morgan reduced its participation in this receivable sales program by $124.9 million, principally as a result of its then-pending disposition of its wholesale gas marketing business, see Note 6 of the accompanying Notes to Consolidated Financial Statements. On April 25, 2000, Kinder Morgan repaid the residual balance and terminated the agreement.

Regulation
----------

On March 29, 2000, Kinder Morgan announced that it had reached a settlement with the FERC regarding issues surrounding the interpretation of FERC Order 497 (which governs the conduct of interstate pipelines and affiliated gas marketers on their systems) relative to KMIGT, Natural and Westar Transmission Company. KKMIGT has been sold to Kinder Morgan Energy Partners and Westar has been sold to ONEOK, see Notes 4 and 5 of the accompanying Notes to Consolidated Financial Statements. Combined, Kinder Morgan agreed to pay a civil penalty and refunds totaling $5.75 million in conjunction with the settlement, which also eliminated the potential for any civil action or prolonged regulatory proceedings. The matters resolved related to periods prior to the October 1999 K N Energy-Kinder Morgan merger and, to some extent, periods prior to K N Energy's January 1998 acquisition of MidCon Corp. The payment had no detrimental effect on Kinder Morgan's earnings due to the existence of previously established reserves.

In April 2000, Kinder Morgan filed appeals against 11 Nebraska municipalities that have adopted rate ordinances prohibiting the collection of a surcharge (associated with the P-0802 contract entered into in 1973) to recover costs Retail incurred in purchasing natural gas for its customers. Kinder Morgan alleges that these municipalities failed to determine an appropriate overall amount for Retail's rates and that the municipalities failed to follow the appropriate process, as set up by the Nebraska legislature, to review the P-0802 contract. When Retail opened its distribution system to competitive supplies in 1998, participating municipalities were made aware of the surcharge and passed ordinances allowing it.

Environmental and Legal Matters
-------------------------------

See Note 16 of the accompanying Notes to Consolidated Financial Statements for information regarding environmental and legal matters. The reader is also directed to Notes 9(A) and 9(B) of Notes to Consolidated Financial Statements of Kinder Morgan's Annual Report on Form 10-K for the year ended December 31, 1999, for additional information on Kinder Morgan's pending litigation and environmental matters. Kinder Morgan believes it has established adequate reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on Kinder Morgan's business, cash flows, financial position or results of operations.

Business Strategy
-----------------

The reader is directed to Kinder Morgan's 1999 Annual Report on
Form 10K for a discussion of business strategy.

Item  3.   Quantitative and Qualitative Disclosures about Market
Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 1999, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Kinder Morgan's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The reader is directed to Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     10(a) Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc.
           and David G. Dehaemers, Jr. (Attached hereto as
           Exhibit 10(a))*

     10(b) Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc.
           and Michael C. Morgan (Attached hereto as Exhibit
           10(b))*

     27.1  Financial Data Schedule*

  *Included in SEC copy only.

(B)  Reports on Form 8-K

(1) Current Report on Form 8-K dated January 14, 2000 was filed pursuant to Items 5 and 7 of that form.

(2) Current Report on Form 8-K dated February 4, 2000 was filed pursuant to Items 2, 5 and 7 of that form.

    Pursuant to Item 7 of that form, Kinder Morgan filed certain pro forma financial information.

(3) Amendment No. 1 to Current Report on Form 8-K (an amendment to the Current Report on Form 8-K dated February 4, 2000) dated February 7, 2000 was filed pursuant to Items 2, 5 and 7.

    Pursuant to Item 7 of that form, Kinder Morgan filed certain pro forma financial information.

(4) Current Report on Form 8-K dated February 23, 2000 was filed pursuant to Items 5 and 7 of that form.

(5) Current Report on Form 8-K dated April 20, 2000 was filed pursuant to Items 2 and 7 of that form.

    Pursuant to Item 7 of that form, Kinder Morgan disclosed that substantially the same information as that required by Item 7
    (pro forma financial information) has been previously reported by Kinder Morgan on its Form 10-K for the year ended
    December 31, 1999.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KINDER MORGAN, INC.
                              (Registrant)


May 10, 2000                   /s/ C. Park Shaper
                              ----------------------------------------------
                              C. Park Shaper
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                          EXHIBIT INDEX

 10(a) Employment Agreement dated April 20, 2000, by and among Kinder
       Morgan, Inc., Kinder Morgan G.P., Inc. and David G Dehaemers, Jr. (Attached hereto as Exhibit 10(a))*

 10(b) Employment Agreement dated April 20, 2000, by and among Kinder
       Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C. Morgan (Attached hereto as Exhibit 10(b))*

 27.1  Financial Data Schedule*

 *Included in SEC copy only.