Form 10-K/A
period 1999-12-31
KINDER MORGAN INC
filed 2000-05-23
CIK 54502

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)



  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission File Number 1-6446

                              KINDER MORGAN, INC.
                              -------------------
               (Exact name of issuer as specified in its charter)

                          Kansas
                          ------                                                       48-0290000
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)


         1301 McKinney, Suite 3400, Houston, Texas                                       77010
         -----------------------------------------                                       -----
         (Address of principal executive offices)                                      (Zip Code)


                                 (713) 844-9500
                                 --------------
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                     Name of each exchange on which registered
             -------------------                     -----------------------------------------
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
                                                Yes   X     No
                                                     ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

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

                              KINDER MORGAN, INC.
                                  FORM 10-K/A
                                AMENDMENT NO. 1

         This Report on Form 10-K/A (Amendment No. 1) is filed by Kinder Morgan, Inc. (the "Registrant") for the purposes of (i) revising certain sections of Item 14 to the Report on Form 10-K for the year ended December 31, 1999 previously filed by the Registrant, and (ii) filing certain exhibits including exhibits which were previously incorporated by reference on the Form 10-K.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Subsections (a)(1) and (a)(2) of Item 14 which were previously filed with the Form 10-K are hereby incorporated by reference from the Form 10-K without any changes or amendments.

The section of Item 14 entitled "Executive Compensation Plans and Arrangements" is hereby amended and supplemented by replacing the current text of that section in its entirety with the following:

             Executive Compensation Plans and Arrangements

             1987 Directors' Deferred Fee Plan As Amended and Form of Participation Agreement regarding the Plan (Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1995)

             Kinder Morgan, Inc. Amended and Restated 1992 Stock Option Plan for Nonemployee Directors (Appendix C to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14-A)

             1994 Amended and Restated Kinder Morgan, Inc. Long-term Incentive Plan (Appendix A to the Kinder Morgan, Inc. 2000 Proxy Statement on
         Schedule 14A)

             K N Energy, Inc. Nonqualified Deferred Compensation Plan*

             Letter Agreement dated December 4, 1995 between K N Energy, Inc. and Charles W. Battey (Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 1995)

             Form of Incentive Stock Option Agreement (Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 1996)

             Form of Restricted Stock Agreement (Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 1996)

             Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 1998)

             Management Deferred Compensation Plan effective January 1, 1998 for senior management of K N Energy, Inc. (Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 1998)

             Confidentiality Agreement and General Release between Larry D. Hall and KN Energy, Inc. dated October 4, 1999*

             Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder (incorporated by reference to Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on October 8, 1999)

             Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan (Appendix B to the Kinder Morgan, Inc. 2000 Proxy Statement on
         Schedule 14A)

             Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix E to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)

             2000 Annual Incentive Plan of Kinder Morgan, Inc. (Appendix D to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)

         *Filed herewith.


Subsection (b) of Item 14 entitled "Reports on Form 8-K" which was previously filed with the Form 10-K is hereby amended and supplemented by adding the following paragraph at the end of the subsection:

         Current Report on Form 8-K dated April 5, 2000, was filed on April 20, 2000, pursuant to Item 2 and Item 7 of that form. Pursuant to Item 2 of that form, Kinder Morgan disclosed that Kinder Morgan and certain of its subsidiaries had completed the disposition of certain assets to ONEOK, Inc. pursuant to an agreement dated as of February 8, 2000 with ONEOK, Inc., as amended on April 5, 2000. The agreement provided for the sale to ONEOK, Inc. of (i) all of Kinder Morgan's natural gas gathering and processing business in Oklahoma, Kansas and West Texas,
         (ii) Kinder Morgan's marketing and trading business, and (iii) certain of Kinder Morgan's storage and transmission pipelines in the mid-continent region. According to the agreement, ONEOK (i) paid approximately $108 million plus an amount equal to net working capital at closing, (ii) assumed the operating lease associated with the Bushton, Kansas gas processing plant and (iii) assumed long-term capacity commitments on NGPL and on KMIGT. Also, Kinder Morgan disclosed that on April 5, 2000, Kinder Morgan issued a press release. Pursuant to Item 7 of that form, the amendment to the agreement with ONEOK and the press release were filed as exhibits.

The Exhibit Index previously filed with the Form 10-K is hereby amended and supplemented by replacing the current text in its entirety and substituting the
Exhibit Index filed herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KINDER MORGAN, INC.
                                       (Registrant)
Date: May 22, 2000
                                     By:  /s/ Joseph Listengart
                                         --------------------------------------
                                         Joseph Listengart
                                         Vice President, General Counsel
                                           and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                  *                                           Director
--------------------------------------------
         Edward H. Austin, Jr.

                  *                                           Director
--------------------------------------------
          Charles W. Battey

                  *                                           Director
--------------------------------------------
          Stewart A. Bliss

                  *                                           Director
--------------------------------------------
           Ted A. Gardner

                  *                                           Director
--------------------------------------------
           William J. Hybl

                  *
--------------------------------------------                  Chairman, Chief Executive Officer and
          Richard D. Kinder                                     and Director (Principal Executive Officer)


                  *                                           Vice Chairman, President and Director
--------------------------------------------
          William V. Morgan

                  *                                           Director
--------------------------------------------
         Edward Randall, III

                  *                                           Director
--------------------------------------------
            Fayez Sarofim

                  *
--------------------------------------------                  Vice President and Chief Financial Officer
            C. Park Shaper                                    (Principal Financial and Accounting Officer)


                  *                                           Director
--------------------------------------------
           H. A. True, III

*By: /s/ Joseph Listengart
     ------------------------------------------
         Joseph Listengart
        (Attorney-in-fact for persons indicated)

                                 EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
                  List of Executive Compensation Plans and Arrangements.........2-3

Exhibit 2(a)   -  Agreement and Plan of Merger, dated as of July 8,
                  1999, by and among K N Energy, Inc., Rockies Merger Corp., and Kinder Morgan, Inc., (Annex A-1 of Registration Statement on Form S-4 (File No. 333-85747))

Exhibit 2(b)   -  First Amendment to Agreement and Plan of Merger, dated
                  as of August 20, 1999, by and among K N Energy, Inc.,
                  Rockies Merger Corp., and Kinder Morgan, Inc., (Annex A-2 of
                  Registration Statement on Form S-4 (File No. 333-85747))

Exhibit 2(c)   -  Contribution Agreement, dated as of December 30, 1999,
                  by and among Kinder Morgan, Inc., Natural Gas Pipeline
                  Company of America, K N Gas Gathering, Inc., Kinder Morgan
                  G.P., Inc. and Kinder Morgan Energy Partners, L.P. (Exhibit
                  99.1 to Current Report on Form 8-K filed on January 14, 2000)

Exhibit 3(a)   -  Restated Articles of Incorporation of Kinder Morgan, Inc.*

Exhibit 3(b)   -  Certificate of Amendment to the Restated Articles of
                  Incorporation of Kinder Morgan, Inc. as filed on October 7,
                  1999, with the Secretary of State of Kansas (Exhibit 3.1 to
                  Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit 3(c)   -  Bylaws of Kinder Morgan, Inc., as amended to October 7, 1999
                  (Exhibit 3.2 to Kinder Morgan, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999)

Exhibit 4(a)   -  Indenture dated as of September 1, 1988, between K N Energy,
                  Inc. and Continental Illinois National Bank and Trust Company of Chicago*

Exhibit 4(b)   -  First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National
                  Bank and Trust Company of Chicago (Exhibit 4.2, File No.
                  33-45091)

Exhibit 4(c)   -  Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National
                  Association*

Exhibit 4(d)   -  Indenture dated as of November 20, 1993, between K N Energy,
                  Inc. and Continental Bank, National Association (Exhibit 4.1,
                  File No. 33-51115) Note - Copies of instruments relative to long-term debt in authorized amounts that do not exceed 10 percent of the consolidated total assets of Kinder Morgan and its subsidiaries have not been furnished. Kinder Morgan will furnish such instruments to the Commission upon request.

Exhibit 4(e)   -  $600,000,000 364-Day Credit Agreement among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust
                  Company of New York as Administrative Agent (Exhibit 4(e) to the Annual Report on Form 10-K for the year ended December
                  31, 1997)

Exhibit 4(f)   -  $400,000,000 Five-Year Credit Agreement among K N Energy,
                  Inc., certain banks listed therein and Morgan Guaranty Trust
                  Company of New York as Administrative Agent (Exhibit 4(f) to the Annual Report on Form 10-K for the year ended December
                  31, 1997)


Exhibit 4(g)  -   $2,100,000,000 364-Day Credit Agreement among K N Energy,
                  Inc., certain banks listed therein and Morgan Guaranty Trust
                  Company of New York as Administrative Agent (Exhibit 4(g) to
                  the Annual Report on Form 10-K for the year ended December
                  31, 1997)

Exhibit 4(h)  -   $1,394,846,122 Reimbursement Agreement among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust
                  Company of New York as Administrative Agent (Exhibit 4(e) to
                  the Annual Report on Form 10-K for the year ended December
                  31, 1997)

Exhibit 4(i)  -   Purchase Contract Agreement dated as of November 25, 1998, between K N Energy, Inc. and U.S. Bank Trust National
                  Association, as Purchase Contract Agent for the PEPS Units
                  (Exhibit 4.4 to the Current Report on Form 8-K dated November
                  24, 1998)

Exhibit 4(j)  -   Amendment No. 1 to Credit Agreements dated as of November 6,
                  1998, among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New York as
                  Administrative Agent (Exhibit 4(j) to the Annual Report on
                  Form 10-K for the year ended December 31, 1998)

Exhibit 4(k)  -   $600,000,000 364-Day Credit Agreement dated as of January 8,
                  1999, among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New York as
                  Administrative Agent (Exhibit 4(k) to the Annual Report on
                  Form 10-K for the year ended December 31, 1998)

Exhibit 4(l)  -   Amendment No. 2 to the $400,000,000 Five-Year Credit
                  Agreement, dated as of January 8, 1999, among K N Energy,
                  Inc., certain banks listed therein and Morgan Guaranty Trust
                  Company of New York as Administrative Agent (Exhibit 4(l) to
                  the Annual Report on Form 10-K for the year ended December
                  31, 1998)

Exhibit 4(m)  -   $550,000,000 364-day Credit Agreement, dated as of November
                  18, 1999, among Kinder Morgan, Inc., certain banks listed
                  therein and Bank of America, N.A., as Administrative Agent
                  (Exhibit 4(m) to the Annual Report on Form 10-K for the year ended December 31, 1999)

Exhibit 4(n)  -   Rights Agreement between K N Energy, Inc. and the Bank of New
                  York, as Rights Agent, dated as of August 21, 1995 (Exhibit 1 on Form 8-A dated August 21, 1995)

Exhibit 4(o)  -   Amendment No. 1 to Rights Agreement between K N Energy, Inc.
                  and the Bank of New York, as Rights Agent, dated as of
                  September 8, 1998 (Exhibit 10(cc) to the Annual Report on
                  Form 10-K for the year ended December 31, 1998)

Exhibit 4(p)  -   Amendment No. 2 to Rights Agreement of Kinder Morgan, Inc.
                  dated July 8, 1999, between Kinder Morgan, Inc. and First
                  Chicago Trust Company of New York, as successor-in-interest to the Bank of New York, as Rights Agent (Exhibit 4.1 to
                  Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1999)

Exhibit 10(a)  -  1987 Directors' Deferred Fee Plan As Amended and Form of
                  Participation Agreement regarding the Plan (Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December
                  31, 1995)

Exhibit 10(b)  -  Kinder Morgan, Inc. Amended and Restated 1992 Stock Option
                  Plan for Nonemployee Directors (Appendix C to the Kinder
                  Morgan, Inc. 2000 Proxy Statement on Schedule 14A)

Exhibit 10(c)  -  1994 Amended and Restated Kinder Morgan, Inc. Long-term
                  Incentive Plan (Appendix A to the Kinder Morgan, Inc. 2000
                  Proxy Statement on Schedule 14A)

Exhibit 10(d)  -  K N Energy, Inc. Nonqualified Deferred Compensation Plan*

Exhibit 10(e)  -  Letter Agreement dated December 4, 1995 between K N Energy,
                  Inc. and Charles W. Battey (Exhibit 10(q) to the Annual
                  Report on Form 10-K for the year ended December 31, 1995)

Exhibit 10(f)  -  Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix E
                  to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule
                  14A)

Exhibit 10(g)  -  2000 Annual Incentive Plan of Kinder Morgan, Inc. (Appendix D
                  to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule
                  14A)

Exhibit 10(h)  -  Confidentiality Agreement and General Release between
                  Larry D. Hall and K N Energy, Inc. dated October 4, 1999*

Exhibit 10(i)  -  Amended and Restated Basket Agreement dated as of June 30,
                  1990, by and between American Pipeline Company ("APC"), Cabot and Cabot Transmission Corporation*

Exhibit 10(j)  -  First Amendment to Amended and Restated Omnibus Acquisition
                  Agreement and Amended and Restated Basket Agreement dated as of March 31, 1992, by and among AOG, APC, Cabot and Cabot
                  Transmission*

Exhibit 10(k)  -  Form of Incentive Stock Option Agreement (Exhibit 10(v) to
                  the Annual Report on Form 10-K for the year ended December
                  31, 1996)

Exhibit 10(l)  -  Form of Restricted Stock Agreement (Exhibit 10(w) to the
                  Annual Report on Form 10-K for the year ended December 31,
                  1996)

Exhibit 10(m)  -  Intrastate Pipeline System Lease, dated December 31, 1996, between MidCon Texas Pipeline, L.P. and MidCon Texas Pipeline
                  Operator, Inc. (Exhibit 10(y) to the Annual Report on Form
                  10-K for the year ended December 31, 1997)

Exhibit 10(n)  -  Amendment Number One To Intrastate Pipeline System Lease,
                  dated January 31, 1998, between MidCon Texas Pipeline, L.P.
                  and MidCon Texas Pipeline Operator, Inc. (Exhibit 10(z) to the Annual Report on Form 10-K for the year ended December
                  31, 1997)

Exhibit 10(o)  -  Directors and Executives Deferred Compensation Plan effective
                  January 1, 1998 for executive officers and directors of K N
                  Energy, Inc. (Exhibit 10(aa) to the Annual Report on Form
                  10-K for the year ended December 31, 1998)

Exhibit 10(p) -   Management Deferred Compensation Plan effective January 1,
                  1998 for senior management of K N Energy, Inc. (Exhibit
                  10(bb) to the Annual Report on Form 10-K for the year ended
                  December 31, 1998)

Exhibit 10(q) -   Kinder Morgan, Inc. Amended and Restated 1999 Stock Option
                  Plan (Appendix B to the Kinder Morgan, Inc. 2000 Proxy
                  Statement on Schedule 14A)

Exhibit 10(r) -   Stock Purchase Agreement, dated December 18, 1997, between
                  K N Energy, Inc. and Occidental Petroleum Corporation (Exhibit
                  2.1, File No. 333-44421)

Exhibit 10(s) -   Amendment No. 1 to Stock Purchase Agreement, dated January
                  30,1998, between K N Energy, Inc. and Occidental Petroleum
                  Corporation (Exhibit 2(b) to the Annual Report on Form 10-K
                  for the year ended December 31, 1997)

Exhibit 10(t) -   Governance Agreement dated October 7, 1999, between Kinder
                  Morgan, Inc. and Richard D. Kinder (Exhibit 99.C of the
                  Schedule 13D filed by Mr. Kinder on October 8, 1999)

Exhibit 10(u) -   Governance Agreement dated October 7, 1999, between Kinder
                  Morgan, Inc. and Morgan Associates, Inc. (Exhibit 99.C of the
                  Schedule 13D filed by Morgan Associates, Inc. and William V.
                  Morgan on October 8, 1999)

Exhibit 10(v) -   Employment Agreement dated October 7, 1999, between the
                  Company and Richard D. Kinder (Exhibit 99.D of the
                  Schedule 13D filed by Mr. Kinder on October 8, 1999)

Exhibit 10(w) -   Receivables Purchase Agreement dated September 28, 1999,
                  among K N Receivables Corporation, as Seller, Falcon Asset
                  Securitization Corporation, International Securitization
                  Corporation and The Financial Institutions Party Hereto, as
                  Investors and Bank One, NA, as agent (Exhibit 10.4 to Kinder
                  Morgan, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit 10(x) -   Receivables Sale Agreement dated September 28, 1999, between
                  K N Energy, Inc., as the Originator, and other Originators specified herein and K N Receivables Corporation, as Buyer
                  (Exhibit 10.5 to Kinder Morgan, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999)

Exhibit 13    -   1999 Annual Report to Shareholders (Exhibit 13 to the Annual
                  Report on Form 10-K for the year ended December 31, 1999)

Exhibit 21    -   Subsidiaries of the Registrant (Exhibit 21 to the Annual
                  Report on Form 10-K for the year ended December 31, 1999)

Exhibit 23.1  -   Consent of Independent Accountants (Exhibit 23.1 to the
                  Annual Report on Form 10-K for the year ended December 31,
                  1999)

Exhibit 23.2  -   Consent of Independent Public Accountants (Exhibit 23.2 to
                  the Annual Report on Form 10-K for the year ended December
                  31, 1999)

Exhibit 24.1  -   Power of Attorney*

Exhibit 27    -   Financial Data Schedule (Exhibit 27 to the Annual Report on
                  Form 10-K for the year ended December 31, 1999)

*  Filed herewith.