Form 10-Q
period 2000-06-30
KINDER MORGAN INC
filed 2000-08-14
CIK 54502

Form 10-Q
==================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                                         -------------

                               or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ______to______

                  Commission File Number 1-6446
                                         ------

                       KINDER MORGAN, INC.
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

                   Kansas                        48-0290000
      ---------------------------------     --------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

   500 Dallas, Suite 1000, Houston, Texas           77002
   --------------------------------------      ---------------
       (Address of principal executive           (Zip Code)
                  offices)

Registrant's telephone number, including area code (713) 369-9000
                                                   --------------

         1301 McKinney, Suite 3400, Houston, Texas
----------------------------------------------------------
  (Former name, former address and former fiscal year, if
                changed since last report)


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

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was:
Common Stock, $5 par value; outstanding 114,300,435 shares as of July 31, 2000.

              KINDER MORGAN, INC. AND SUBSIDIARIES
                            FORM 10-Q
                   QUARTER ENDED JUNE 30, 2000


                            Contents


 PART I.   FINANCIAL INFORMATION
                                                                    Page
 Item 1.   Financial Statements (Unaudited)                        Number
                                                                   -------
              Consolidated Balance Sheets........................    3 - 4
              Consolidated Statements of Income..................        5
              Consolidated Statements of Cash Flows..............        6
              Notes to Consolidated Financial Statements.........   7 - 22

 Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations................  22 - 34

 Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk...............................................       34

 PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings.....................................       35
 Item 6.   Exhibits and Reports on Form 8-K......................       35

 SIGNATURE.......................................................       36

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(Dollars in Thousands)

                                                 June 30,      December 31,
                                                   2000            1999
                                               -----------     ------------
ASSETS:
Current Assets:
Cash and Cash Equivalents                      $    27,448     $    26,378
Restricted Deposits                                     52              51
Accounts Receivable                                373,282         306,451
Receivable from Kinder Morgan Energy Partners            -         330,000
Inventories                                         65,340          50,328
Gas Imbalances                                     148,954         172,501
Other                                               13,434          19,154
Net Current Assets of Discontinued Operations            -          58,991
                                               -----------     -----------
                                                   628,510         963,854
                                               -----------     -----------

Investments:
Kinder Morgan Energy Partners                    1,714,010       1,791,768
Other                                              143,295         126,103
                                               -----------     -----------
                                                 1,857,305       1,917,871
                                               -----------     -----------

Property, Plant and Equipment                    6,163,600       6,167,251
Less Accumulated Depreciation and
  Amortization                                     390,556         377,687
                                               -----------     -----------
                                                 5,773,044       5,789,564
                                               -----------     -----------

Deferred Charges and Other Assets                  238,438         209,758

Net Non-current Assets of Discontinued
  Operations                                       112,079         659,236
                                               -----------     -----------

Total Assets                                   $ 8,609,376     $ 9,540,283
                                               ===========     ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(Dollars in Thousands)

                                                        June 30,      December 31,
                                                          2000            1999
                                                      -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt                  $     7,167     $     7,167
Notes Payable                                             292,500         574,400
Accounts Payable                                          252,736         224,625
Accrued Taxes                                              12,601          36,075
Gas Imbalances                                            151,603         196,469
Payable for Purchase of Thermo Companies                   15,000          44,320
Net Current Liabilities of Discontinued
  Operations                                                7,221               -
Reserve for Loss on Disposal of Discontinued
  Operations                                               24,916         535,630
Other                                                     170,666         206,620
                                                      -----------     -----------
                                                          934,410       1,825,306
                                                      -----------     -----------
Other Liabilities and Deferred Credits:
Deferred Income Taxes                                   2,147,936       2,228,553
Other                                                     233,529         242,926
                                                      -----------     -----------
                                                        2,381,465       2,471,479
                                                      -----------     -----------

Long-term Debt                                          3,292,852       3,293,326
                                                      -----------     -----------
Kinder Morgan-Obligated Mandatorily Redeemable
 Preferred Capital Trust Securities of Subsidiary
 Trusts Holding Solely Debentures of Kinder Morgan        275,000         275,000
                                                      -----------     -----------

Minority Interests in Equity of Subsidiaries                7,362           9,331
                                                      -----------     -----------

Stockholders' Equity:
Common Stock-
 Authorized - 150,000,000 Shares, Par Value $5 Per
  Share Outstanding - 114,247,647 and 112,665,977
  Shares, Respectively, After Deducting 169,903
  and 172,402 Shares Held in Treasury                     572,088         564,192
Additional Paid-in Capital                              1,186,341       1,203,008
Retained Deficit                                          (36,057)        (95,615)
Other                                                      (4,085)         (5,744)
                                                      -----------     -----------
Total Stockholders' Equity                              1,718,287       1,665,841
                                                      -----------     -----------

Total Liabilities and Stockholders' Equity            $ 8,609,376     $ 9,540,283
                                                      ===========     ===========

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands except Per Share Amounts)

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                -------------------         ------------------
                                                 2000         1999          2000         1999
Operating Revenues:                             ------       ------        ------       ------
  Natural Gas Sales                          $  384,347   $  227,529     $  671,788   $  437,663
  Natural Gas Transportation and Storage        139,964      179,628        305,240      379,404
  Other                                          25,533       24,570         53,328       41,927
                                             ----------   ----------     ----------   ----------
Total Operating Revenues                        549,844      431,727      1,030,356      858,994
                                             ----------   ----------     ----------   ----------

Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales        380,768      248,321        657,345      454,226
  Operations and Maintenance                     37,858       41,899         79,536       87,185
  General and Administrative                     13,855       24,886         28,148       45,235
  Depreciation and Amortization                  27,011       43,850         53,772       87,990
  Taxes, Other Than Income Taxes                  6,878        8,304         13,685       16,815
  Merger-related Costs                                -       (2,916)             -            -
                                             ----------   ----------     ----------   ----------
Total Operating Costs and Expenses              466,370      364,344        832,486      691,451
                                             ----------   ----------     ----------   ----------

Operating Income                                 83,474       67,383        197,870      167,543
                                             ----------   ----------     ----------   ----------

Other Income and (Deductions):
  Kinder Morgan Energy Partners:
    Equity in Earnings                           35,142            -         64,725            -
    Amortization of Excess Investment            (6,862)           -        (14,439)           -
  Equity in Earnings (Losses) of Other
    Equity Investments                           (2,717)       3,956         (5,616)      10,529
  Interest Expense, Net                         (62,470)     (62,896)      (122,869)    (125,813)
  Minority Interests                             (6,072)      (6,585)       (12,037)     (12,564)
  Other, Net                                        892       18,436         10,564       19,793
                                             ----------   ----------     ----------   ----------
Total Other Income and (Deductions)             (42,087)     (47,089)       (79,672)    (108,055)
                                             ----------   ----------     ----------   ----------

Income from Continuing Operations
  Before Income Taxes                            41,387       20,294        118,198       59,488
Income Taxes                                     16,560        7,914         47,287       23,200
                                             ----------   ----------     ----------   ----------
Income from Continuing Operations                24,827       12,380         70,911       36,288

Loss from Discontinued Operations, Net of
  Tax                                                 -      (14,788)             -      (31,574)
                                             ----------   ----------     ----------   ----------

Net Income (Loss)                                24,827       (2,408)        70,911        4,714
Less - Preferred Dividends                            -           41              -          129
Less - Premium Paid on Preferred Stock
  Redemption                                          -          350              -          350
                                             ----------   ----------     ----------   ----------
Earnings (Loss) Available For Common Stock   $   24,827   $   (2,799)    $   70,911   $    4,235
                                             ==========   ==========     ==========   ==========

Number of Shares Used in Computing Basic
  Earnings Per Common Share (Thousands)         114,196       70,689        113,627       70,087
                                             ==========   ==========     ==========   ==========
Basic Earnings (Loss) Per Common Share:
    Continuing Operations                    $     0.22   $     0.17     $     0.62   $     0.51
    Discontinued Operations                           -        (0.21)             -        (0.45)
                                             ----------   ----------     ----------   ----------
Total Basic Earnings (Loss) Per Common Share $     0.22   $    (0.04)    $     0.62   $     0.06
                                             ==========   ==========     ==========   ==========
Number of Shares Used in Computing Diluted
  Earnings Per Common Share (Thousands)         114,981       70,761        114,228       70,169
                                             ==========   ==========     ==========   ==========
Diluted Earnings (Loss) Per Common Share:
  Continuing Operations                      $     0.22   $     0.17     $     0.62   $     0.51
  Discontinued Operations                             -        (0.21)             -        (0.45)
                                             ----------   ----------     ----------   ----------
Total Diluted Earnings (Loss) Per Common
  Share                                      $     0.22   $    (0.04)    $     0.62   $     0.06
                                             ==========   ==========     ==========   ==========
Dividends Per Common Share                   $     0.05   $     0.20     $     0.10   $     0.40
                                             ==========   ==========     ==========   ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                            ----------------------
                                                              2000           1999
                                                             ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations                         $   70,911     $   36,288
Adjustments to Reconcile Income from Continuing
 Operations to Net Cash Flows from Operating Activities:
     Depreciation and Amortization                            53,772         87,990
     Deferred Income Taxes                                    42,179          1,007
     Equity in Earnings of Kinder Morgan Energy Partners     (50,286)             -
     Distributions from Kinder Morgan Energy Partners         47,309              -
     Deferred Purchased Gas Costs                              2,988          7,277
     Net Gains on Sales of Facilities                         (2,125)       (17,797)
     Changes in Other Working Capital Items (Note 8)         (70,987)      (110,989)
     Changes in Deferred Revenues                             (2,656)        (6,771)
     Other Non-cash Charges and Credits to Income            (17,597)       (15,700)
     Other, Net                                               (5,978)        (7,999)
                                                          ----------     ----------
     Net Cash Flows Provided by (Used in) Continuing
       Operations                                             67,530        (26,694)
     Net Cash Flows Provided by (Used in) Discontinued
       Operations                                           (115,490)        93,569
                                                          ----------     ----------
NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                       (47,960)        66,875
                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                         (43,283)       (35,842)
Proceeds from Sales to Kinder Morgan Energy Partners         330,000              -
Acquisitions                                                 (19,412)       (35,000)
Investments                                                  (28,546)        (1,172)
Sale of Tom Brown, Inc. Common Stock                          14,864              -
Sale of U.S. Government Securities                                 -      1,092,415
Proceeds from Sales of Other Assets                            1,550         57,327
                                                          ----------     ----------
Net Cash Flows Provided by Continuing Investing
  Activities                                                 255,173      1,077,728
Net Cash Flows Provided by (Used in) Discontinued
  Investing Activities                                       129,366        (29,113)
                                                          ----------     ----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES              384,539      1,048,615
                                                          ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term Debt, Net                                        (277,733)    (1,068,396)
Long-term Debt Retired                                          (791)        (3,950)
PEPS Contract Fee                                               (654)        (1,097)
Common Stock Issued                                           12,957          6,329
Other Financing, Net                                         (57,129)             -
Preferred Stock Redeemed                                           -         (7,350)
Treasury Stock Issued                                             18             39
Treasury Stock Acquired                                          (75)           (56)
Cash Dividends, Common and Preferred                         (11,354)       (28,287)
Minority Interests, Net                                         (748)         1,410
                                                          ----------     ----------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                 (335,509)    (1,101,358)
                                                          ----------     ----------

Net Increase in Cash and Cash Equivalents                      1,070         14,132
Cash and Cash Equivalents at Beginning of Period              26,378         16,247
                                                          ----------     ----------
Cash and Cash Equivalents at End of Period                $   27,448     $   30,379
                                                          ==========     ==========
For supplemental cash flow information, see Note 8.
The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General
     -------

Effective with K N Energy, Inc.'s October 1999 acquisition of Kinder Morgan, Inc., a Delaware corporation ("Kinder Morgan Delaware"), K N Energy, Inc. changed its name to Kinder Morgan, Inc. As used herein, "Kinder Morgan" refers to Kinder Morgan, Inc. (a Kansas corporation and formerly K N Energy, Inc.) and its consolidated subsidiaries unless the context otherwise requires (see Note 2). In the opinion of Management, all adjustments necessary for a fair presentation of the results for the unaudited interim periods have been made. Amounts shown in the Consolidated Balance Sheet for December 31, 1999, were derived from the audited balance sheet included in Kinder Morgan's 1999 Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the current presentation.

2.   Business Combinations
     ---------------------

On October 7, 1999, K N Energy, Inc. completed the acquisition of Kinder Morgan Delaware, the sole stockholder of the general partner of Kinder Morgan Energy Partners, L.P. Kinder Morgan Energy Partners, the nation's largest pipeline master limited partnership, owns and operates one of the largest product pipeline systems in the United States, serving customers in sixteen states with more than 5,000 miles of pipeline and over twenty associated terminals. Kinder Morgan Energy Partners also operates 25 bulk terminal facilities which handle over 45 million tons of coal, petroleum coke and other dry and liquid bulk material annually. In addition, Kinder Morgan Energy Partners currently owns 51 percent of Plantation Pipe Line Company, 100 percent of Kinder Morgan CO2 Company, Ltd. (formerly Shell CO2 Company, Ltd.) and certain natural gas operations previously owned by Kinder Morgan, see Note 5. For additional information regarding  the  business  and  assets  of  Kinder  Morgan  Energy
Partners, the reader is directed to Kinder Morgan Energy Partners' 1999 Annual Report on Form 10-K.

To effect this business combination, K N Energy, Inc. issued approximately 41.5 million shares of its common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. This acquisition was accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The allocation of the purchase price resulted in an excess of the purchase price over Kinder Morgan Delaware's share of the underlying equity in the net assets of Kinder Morgan Energy Partners totaling $1.3 billion, with deferred taxes provided on this temporary book/tax basis difference. This excess has been fully allocated to Kinder Morgan Delaware's indirect investment in Kinder Morgan Energy Partners (through its 100% ownership of Kinder Morgan G.P., Inc., owner of the general partner interest) and reflects the estimated fair market value of this investment which is accounted for under the equity method of accounting (see Note 3). This excess investment is being amortized over 44 years, approximately the estimated remaining useful life of Kinder Morgan Energy Partners' assets, and is shown in the accompanying Consolidated Statements of Income as "Amortization of Excess Investment" under the sub-heading "Kinder Morgan Energy Partners" within "Other Income and (Deductions)." The assets, liabilities and results of operations of Kinder Morgan Delaware are included with those of Kinder Morgan beginning with the October 1999 acquisition.

On February 22, 1999, Sempra Energy and Kinder Morgan announced that their respective boards of directors had unanimously approved a definitive agreement under which Sempra and Kinder Morgan would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. On June 21, 1999, Sempra and
Kinder Morgan announced that they had mutually agreed to terminate the merger agreement. Sempra reimbursed Kinder Morgan $5.95 million for expenses incurred in connection with the proposed merger. During the second quarter of 1999, Kinder Morgan recorded the reversal of the $2.9 million of previously-reported costs associated with the terminated merger, reported in the accompanying Consolidated Statement of Income for 1999 as "Merger-related Costs".

During the third quarter of 1998, Kinder Morgan completed its acquisition (accounted for as a purchase) of interests in four independent power plants in Colorado from the Denver-based Thermo Companies ("Thermo"), representing approximately 380 megawatts of electric generation capacity. The final scheduled payment for this acquisition ($30 million) was made April 20, 2000, with 961,153 shares of Kinder Morgan common stock. Kinder Morgan has retained $15 million of the purchase price which is payable to the sellers at the earlier of the satisfaction of certain contractual obligations or April 1, 2001.

3.   Accounting for Certain Equity Transactions by Affiliates
     --------------------------------------------------------

As discussed in Note 2, Kinder Morgan accounts for its investment in Kinder Morgan Energy Partners (among other entities) under the equity method of accounting. Under this method, in each accounting period, Kinder Morgan records its share of these investees' earnings, and amortizes any "excess" investment. Under authoritative accounting guidelines, Kinder Morgan is required to adjust the amount of its excess investment when an equity method investee or a consolidated subsidiary issues additional equity (or reacquires equity shares) in any manner which alters Kinder Morgan's ownership percentage. Differences between the per unit sales proceeds from these equity issuances (or reacquisitions) and Kinder Morgan's underlying book basis, as well as the pro rata portion of the excess investment (including associated deferred taxes) which must be written off, are recorded directly to paid-in-capital rather than being recognized as gains or losses.


4.   Change in Accounting Estimate
     -----------------------------

Pursuant to a study of the useful lives of the underlying assets by an independent third party, in July 1999, Kinder Morgan changed the depreciation rates associated with the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon Corp. (see Note 2 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K). This change had the effect of decreasing "Depreciation and Amortization" by approximately $9.7 million and $19.3 million for the quarter and six months ended June 30, 2000, respectively, and increasing "Income from Continuing Operations" and "Net Income" by approximately $5.8 million ($0.05 per diluted share) and $11.6 million ($0.10 per diluted share) for the quarter and six months ended June 30, 2000, respectively, in comparison to the amounts which would have been recorded util-izing the previous depreciation rates.

5.   Investments and Sales
     ---------------------

See Note 6 for information regarding sales of assets and businesses included in discontinued operations.

In August 2000, Kinder Morgan Power Company, a wholly owned subsidiary of Kinder Morgan, announced plans to build a 550-megawatt electric power plant in Jackson, Michigan. All necessary regulatory permits and approvals have been obtained, and construction on the $250 million natural gas-fired plant is scheduled to begin in August 2000. The plant is expected to begin producing power in June 2002.

In May 2000, Kinder Morgan Power Company, and Southern Energy, Inc., a subsidiary of Southern Company, announced plans to build a 550-megawatt electric power plant southeast of Little Rock, Arkansas. Construction the $250 million plant began in July 2000 in Pulaski County, Arkansas, and the plant is scheduled to begin producing power by the second quarter of 2002. Gas transportation service for the natural gas-fired plant will be provided by Natural Gas Pipeline Company of America, another wholly owned subsidiary of Kinder Morgan. Southern Company will add the elec-tric output of the plant to its national portfolio of power generation. The project is expected to be funded through a com-bination of non-recourse debt securities and equity contri-butions.

In the first quarter of 2000, Kinder Morgan sold the 918,367 shares of common stock of Tom Brown, Inc. it had held since early 1996 (see the discussion of the sale of preferred stock of Tom Brown following). Kinder Morgan recorded a pre-tax gain of $1.3 million ($0.8 million after tax or approximately $0.01 per diluted share), included in the accompanying Consolidated Statement of Income for the 6 months ended June 30, 2000, under the caption "Other, Net".

On December 30, 1999, Kinder Morgan entered into a contribution agreement among Kinder Morgan, several of its wholly owned subsidiaries and Kinder Morgan Energy Partners. As a result, effective as of December 31, 1999, Kinder Morgan contributed all of its interests in the following to Kinder Morgan Energy
Partners: (i) Kinder Morgan Interstate Gas Transmission LLC, formerly K N Interstate Gas Transmission Co., a wholly owned subsidiary which is referred to as "KMIGT" in these Notes, (ii) Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), a wholly owned subsidiary and owner of a one-third interest in Trailblazer Pipeline Company and (iii) Red Cedar Gathering Company (a 49% interest). In exchange, Kinder Morgan Energy Partners (i) issued to Kinder Morgan 9,810,000 common units representing incremental limited partnership interests in Kinder Morgan Energy Partners and (ii) during the first quarter of 2000, made a payment to Kinder Morgan of $330 million in cash. Kinder Morgan recorded a pre-tax gain of $158.8 million (approx-imately $100.9 million after tax or $1.25 per diluted share) in conjunction with the contribution of interests.

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

On September 3, 1999, Kinder Morgan sold 1,000,000 shares of preferred stock of Tom Brown, Inc. for approximately $29 million in cash, realizing a pre-tax gain of $2.2 million (approximately $1.3 million after tax or $0.02 per diluted share). The preferred stock was originally issued to Kinder Morgan in 1996 as part of Tom Brown, Inc.'s acquisition of K N Production Company. The preferred stock was convertible into 1,666,000 shares of common stock of Tom Brown, Inc., and paid dividends quarterly at an annual rate of $1.75 per share.

In September 1999, Thunder Creek Gas Services, LLC, a joint venture owned 25 percent by Kinder Morgan and 75 percent by Devon Energy Corporation, placed into service a 126-mile-long trunkline natural gas gathering system extending from Glenrock, Wyoming to approximately 12 miles north of Gillette, Wyoming. The trunkline has an initial capacity of 450 million cubic feet of natural gas per day. The gathering system is located in the Powder River Basin of northeast Wyoming. The expected total cost of the system is approximately $111 million.

On June 30, 1999, Kinder Morgan sold its interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. Kinder Morgan received approximately $51 million in cash in conjunction with the sale and recorded a pre-tax gain of $17.5 million (approximately $10.7 million after tax or $0.15 per diluted share), included in the accompany-ing Consolidated Statements of Income for the three months and six months ended June 30, 1999 under the caption "Other, Net".

In May 1999, Kinder Morgan announced plans to build the Horizon Pipeline. Kinder Morgan planned to own the pipeline jointly with one or more other partners, through its wholly owned subsidiary Natural Gas Pipeline Company of America, referred to as "Natural" in these Notes. Also in May 1999, Nicor Gas signed a precedent agreement for 300 MMcf per day with Horizon. In February 2000, Nicor, Inc. announced that it had signed an agreement to become an equal partner in the planned Horizon Pipeline with Natural. The Horizon Pipeline is a $75 million natural gas pipeline that will originate in Joliet, Illinois and extend 71 miles into northern Illinois, connecting the emerging supply hub at Joliet with Nicor Gas' distribution system and an existing Natural pipeline. Construction is expected to be completed by the spring of 2002. The initial capacity of the pipeline is proposed to be 380 MMcf of natural gas per day. The project is expected to be funded through a combination of non-recourse debt securities and equity contributions.

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

In April 2000, Kinder Morgan Energy Partners issued 4.5 million limited partnership units in a public offering at a price of $39.75 per unit, receiving total net proceeds (after underwriting discount) of $171.3 million. None of these units were acquired by Kinder Morgan. This transaction reduced Kinder Morgan's percentage ownership of Kinder Morgan Energy Partners from approximately 19.9% to approximately 18.6% and had the associated effects of increasing Kinder Morgan's investment in the net assets of Kinder Morgan Energy Partners by $6.1 million and reducing (i) Kinder Morgan's excess investment in Kinder Morgan Energy Partners by $81.1 million, (ii) associated accumulated deferred income taxes by $30.0 million, (iii) paid in capital by $45.0 million and (iv) the monthly amortization of the excess investment by approximately $176 thousand (see Note 3).

6.   Discontinued Operations
     -----------------------

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

As further described in Note 6 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K, as of December 31, 1999, in accordance with the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, Kinder Morgan (i) reclassified its consolidated financial statements to reflect these businesses as discontinued operations and (ii) recorded an estimate of the loss expected to result from the discontinuance and disposal of these businesses, including both the estimated losses to be in-curred upon sale and the estimated operating losses to be in-curred prior to the projected disposal dates. This total estimated loss is subject to uncertainty with respect to the ultimate proceeds to be received from the sale and pre-disposal operation of these assets (among other factors) and, accordingly, the actual loss may differ materially from the estimate recorded as of December 31, 1999. Any such difference will be recognized in the period in which it is reasonably estimable, and will be classified in the same manner as the original estimated loss.

Summarized financial data of discontinued operations are as follows:

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                           2000           1999
                                                          ------         ------
                                                              (In Thousands)
Income Statement Data
---------------------
Operating Revenues:
   Commodity Marketing                                  $        34    $   869,231
   Gathering and Processing                             $   149,892    $   145,986
   West Texas Intrastate Pipelines                      $         -    $    12,444
   International Operations                             $     1,841    $       185

Income (Loss) From Discontinued Operations, Net of
  Tax Expense (Benefit):
   Commodity Marketing, net of $(4,124) of tax                    -    $    (6,451)
   Gathering and Processing, net of $(3,110) of tax               -         (4,864)
   West Texas Intrastate Pipelines, net of $87 of tax             -            136
   International Operations, net of $(128) of tax                 -           (199)
   e*nable/Orcom, net of $(2,180) of tax                          -         (3,410)
                                                                       -----------
                                                                       $   (14,788)
                                                                       ===========

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                           2000           1999
                                                          ------         ------
                                                              (In Thousands)
Income Statement Data
---------------------
Operating Revenues:
   Commodity Marketing                                  $   580,182    $ 1,498,232
   Gathering and Processing                             $   313,725    $   263,413
   West Texas Intrastate Pipelines                      $     8,336    $    30,542
   International Operations                             $     2,883    $       671

Loss From Discontinued Operations, Net of Tax Benefit
   Commodity Marketing, net of $(6,125) of tax                    -    $    (9,580)
   Gathering and Processing, net of $(7,800) of tax               -        (12,200)
   West Texas Intrastate Pipelines, net of $(2,802)
     of tax                                                       -         (4,383)
   International Operations, net of $(173) of tax                 -           (270)
   en*able/Orcom, net of $(3,287) of tax                          -         (5,141)
                                                                       -----------
                                                                       $   (31,574)
                                                                       ===========


                                                               June 30, 2000
                                                ------------------------------------------
                                                Gathering and  International
                                                 Processing     Operations        Total
                                                -------------  -------------    --------
Balance Sheet Data                                            (In Thousands)
------------------
  Net Current Assets (Liabilities) of Discontinued Operations:
  Cash and Cash Equivalents                       $    5,207     $      855     $    6,062
  Restricted Deposits                                  4,376              -          4,376
  Accounts Receivable                                 61,120          1,566         62,686
  Inventories                                          4,408          1,164          5,572
  Gas Imbalances Receivable                           17,270              -         17,270
  Other Current Assets                                 1,433            167          1,600
  Accounts Payable                                   (88,571)        (2,545)       (91,116)
  Accrued Taxes                                       (3,887)            (4)        (3,891)
  Gas Imbalances Payable                              (4,136)             -         (4,136)
  Other Current Liabilities                           (4,108)        (1,536)        (5,644)
                                                  ----------     ----------     ----------
                                                  $   (6,888)    $     (333)    $   (7,221)
                                                  ==========     ==========     ==========
Net Non-current Assets of Discontinued Operations:
  Investments                                     $   34,500     $   10,040   $     44,540
  Property, Plant and Equipment, Net                 126,203          9,745        135,948
  Deferred Charges                                    23,550          7,989         31,539
  Deferred Income Taxes                              (46,941)           781        (46,160)
  Minority Interests in Equity of Subsidiaries       (53,021)          (767)       (53,788)
                                                  ----------     ----------     ----------
                                                  $   84,291     $   27,788     $  112,079
                                                  ==========     ==========     ==========


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

Effective March 1, 2000, Kinder Morgan closed its previously announced transaction with ONEOK, Inc. in which ONEOK purchased Kinder Morgan's gathering and processing businesses in Oklahoma, Kansas and West Texas. In addition, ONEOK purchased Kinder Morgan's marketing and trading business, as well as certain storage and transmission pipelines in the Mid-continent region. As consideration, ONEOK paid Kinder Morgan approximately $108 million plus approximately $56 million for estimated net working capital at closing (subject to post-closing adjustment). In addition, ONEOK assumed (i) the operating lease associated with the Bushton, Kansas processing plant and (ii) long-term through-put capacity commitments on Natural and KMIGT.

During the second quarter of 2000, Kinder Morgan completed the sale of three natural gas gathering systems and a natural gas processing facility to WBI Holdings, Inc., the natural gas pipeline unit of MDU Resources Group, Inc. for approximately $21 million. Gathering systems included in the sale were the Bowdoin System located in north-central Montana, the Niobrara System located in northeastern Colorado and northwestern Kansas, and the Yenter System located in northeastern Colorado and western Nebraska. The natural gas processing facility included in the sale was the Yenter Plant, located northwest of Sterling, Colorado.

The remaining assets associated with discontinued operations, representing a relatively small percent of the total operations discontinued as of December 31, 1999, are in various stages of the disposition process. The process of divestiture is expected to be completed during 2000.

7.   Accounts Receivable Sales Facility
     ----------------------------------

As more fully discussed in Kinder Morgan's 1999 Annual Report on Form 10-K, in September 1999, certain wholly owned subsidiaries of Kinder Morgan entered into a five-year agreement to sell all of their accounts receivable in a transaction accounted for as a sale of receivables in accordance with Statement of Financial Accounting Standards No. 125, " Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the accompanying Consolidated Balance Sheet for December 31, 1999 reflects the portion of receivables transferred to the financial institution as a reduction of Accounts
Receivable. Losses from the sale of these receivables are included in "Other, Net" in the accompanying Consolidated Statements of Income. Cash flows associated with this program are included with "Accounts Receivable" under "Cash Flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows. Kinder Morgan received compensation for servicing that was approximately equal to the amount an independent servicer would receive. Accordingly, no servicing assets or liabilities have been recorded. The full amount of the allowance for possible losses has been retained by Kinder Morgan. The fair value of this recourse liability approximated the allocated allowance for doubtful accounts given the short-term nature of the transferred receivables. Kinder Morgan received $150 million in proceeds from the sale of receivables on September 30, 1999. In the first quarter of 2000, Kinder Morgan reduced its participation in this receivable sale program by $124.9 million, principally as a result of its then-pending disposition of its wholesale gas marketing business, see Note 6. On April 25, 2000, Kinder Morgan repaid the residual balance and terminated the agreement.

8.   Supplemental Cash Flow Information
     ----------------------------------

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


                                                        Six Months Ended
                                                            June 30,
                                                   -------------------------
                                                      2000            1999
                                                     ------          ------
                                                         (In Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS
  (Net of Effects of Acquisitions and Sales)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable                               $  (25,506)     $    3,031
Materials and Supplies Inventory                      (1,147)          1,240
Gas in Underground Storage - Current                 (22,044)        (12,300)
Other Current Assets                                 (27,599)           (849)
Accounts Payable                                      12,066         (84,987)
Other Current Liabilities                             (6,757)        (17,124)
                                                  -----------     ----------
                                                  $  (70,987)     $ (110,989)
                                                  ==========      ==========
 CASH FLOW INFORMATION

Cash Paid During the Period for:
   Interest, Net of Amount Capitalized            $  126,058      $  151,641
                                                  ==========      ==========
   Distributions on Preferred Capital Trust
    Securities                                    $   10,956      $   10,956
                                                  ==========      ==========
   Income Taxes                                   $    4,690      $    2,052
                                                  ==========      ==========

9.   Business Segments
     -----------------

In accordance with the manner in which Kinder Morgan currently manages its businesses, including the allocation of capital and evaluation of business unit performance, Kinder Morgan reports its operations in the following segments: (1) Natural and certain associated entities, referred to as "NGPL" a major interstate natural gas pipeline system; (2) Kinder Morgan Texas Pipeline and certain associated entities, referred to as "KMTP," a major intrastate natural gas pipeline system; (3) "Retail," the (largely regulated) distribution of natural gas to retail customers and (4) "Power and Other," the generation and sale of electric power, together with various other activities not constituting business segments. Prior to its December 31, 1999, sale to Kinder Morgan Energy Partners (see Note 5), Kinder Morgan also owned and operated KMIGT.

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

BUSINESS SEGMENT INFORMATION

                                          Three Months Ended June 30, 2000
                      ------------------------------------------------------------------------
                                                                          Power
                        NGPL         KMIGT      Retail        KMTP      and Other   Consolidated
                       ------       ------      ------       ------     ---------   ------------
                                                   (In Thousands)
Revenues from
 External Customers  $120,877     $       -   $  36,163    $ 373,511   $  19,293     $  549,844
Intersegment                                                                         ==========
  Revenues           $    (78)    $       -   $       -    $       -   $      48     $      (30)
Operating Income                                                                     ==========
  Before Corporate
  Costs              $ 79,246     $       -   $   6,331    $   3,097   $   8,655     $   97,329

                                              General and Administrative Expenses       (13,855)
                                                                                     ----------
                                              Operating Income                           83,474
                                              Other Income and (Deductions)             (42,087)
                                                                                     ----------
                                              Income from Continuing Operations,
                                                Before Income Taxes                  $   41,387
                                                                                     ==========

                                          Three Months Ended June 30, 1999
                      -------------------------------------------------------------------------
                                                                          Power
                        NGPL         KMIGT      Retail        KMTP      and Other   Consolidated
                       ------       ------      ------       ------     ---------   ------------
                                                   (In Thousands)
Revenues from
  External Customers $ 152,008    $  23,529    $ 36,218    $ 204,116    $ 15,856      $ 431,727
Intersegment                                                                          =========
  Revenues           $     350    $   1,476    $    (15)   $       -    $     48      $   1,859
Operating Income                                                                      =========
  Before Corporate
  Costs              $  67,259    $  12,390    $    785    $   2,113    $  6,806      $  89,353

                                              General and Administrative Expenses       (24,886)
                                              Merger-related Costs                        2,916
                                                                                      ---------
                                              Operating Income                           67,383
                                              Other Income and (Deductions)             (47,089)
                                                                                      ---------
                                              Income from Continuing
                                                Operations, Before Income Taxes       $  20,294
                                                                                      =========

                                           Six Months  Ended June 30, 2000
                     --------------------------------------------------------------------------
                                                                          Power
                        NGPL         KMIGT      Retail        KMTP      and Other   Consolidated
                       ------       ------      ------       ------     ---------   ------------
                                                   (In Thousands)
Revenues from
  External Customers $ 268,871     $      -   $ 104,586    $ 623,430    $ 33,469     $1,030,356
Intersegment                                                                         ==========
  Revenues           $     (18)    $      -   $       -    $       -    $     48     $       30
Operating Income                                                                     ==========
  Before Corporate
  Costs              $ 171,196     $      -   $  26,118    $  14,427    $ 14,277     $  226,018

                                              General and Administrative Expenses       (28,148)
                                                                                     ----------
                                              Operating Income                          197,870
                                              Other Income and (Deductions)             (79,672)
                                                                                     ----------
                                              Income from Continuing
                                                Operations, Before Income Taxes      $  118,198
                                                                                     ==========

                                           Six Months Ended June 30, 1999
                      -------------------------------------------------------------------------
                                                                          Power
                        NGPL         KMIGT      Retail        KMTP      and Other   Consolidated
                       ------       ------      ------       ------     ---------   ------------
                                                   (In Thousands)
Revenues from
  External Customers $ 304,915     $ 48,643    $106,060    $ 368,443    $ 30,933      $ 858,994
Intersegment                                                                          =========
  Revenues           $     942     $  2,759    $      5    $       -    $     97      $   3,803
Operating Income                                                                      =========
  Before Corporate
  Costs              $ 145,723     $ 26,742    $ 16,113    $  11,100    $ 13,100      $ 212,778

                                              General and Administrative Expenses       (45,235)
                                                                                      ---------
                                              Operating Income                          167,543
                                              Other Income and (Deductions)            (108,055)
                                                                                      ---------
                                              Income from Continuing Operations,
                                                Before Income Taxes                   $  59,488
                                                                                      =========

                                               Assets at June 30, 2000
                      -------------------------------------------------------------------------
                                                                           Power
                        NGPL        KMIGT       Retail       KMTP        and Other   Consolidated
                       ------      ------       ------      ------       ---------   ------------
                                                    (In Thousands)
Continuing
  Operations         $5,607,933  $        -   $  373,162  $  297,613   $2,218,589(1) $ 8,497,297
Discontinued
  Operations                                                                             112,079
                                                                                     -----------
Consolidated                                                                         $ 8,609,376
                                                                                     ===========
(1)Principally the investment in Kinder Morgan Energy Partners

GEOGRAPHIC INFORMATION

All but an insignificant amount of Kinder Morgan's assets and operations are located in the continental United States.

10.  Financing
     ---------

Kinder Morgan has available a $550 million 364-day credit facility dated November 18, 1999 and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for Kinder Morgan's commercial paper program, and include covenants which are common in such arrangements (see Note 12 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K for additional information concerning these covenants). Under these bank facilities, Kinder Morgan is required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on Kinder Morgan's senior debt rating. There were no borrowings under the bank facilities at June 30, 2000 or at August 1, 2000.

Commercial paper issued by Kinder Morgan and supported by the bank facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at June 30, 2000 and August 1, 2000, was $292.5 million and $246.6 million, respectively. The weighted-average interest rates on short-term borrowings outstanding at June 30, 2000 was 7.18 percent. Average short-term borrowings outstanding during the second quarter of 2000 were $275.1 million and the weighted-average interest rate was 6.53 percent. Average short-term borrowings outstanding during the first six months of 2000 were $395.5 million and the weighted-average interest rate was
6.32 percent.

On July 20, 2000, the Kinder Morgan board of directors declared a common stock dividend of $0.05 per share payable on August 14, 2000 to shareholders of record as of July 31, 2000.

11.  Regulatory Matters
     ------------------

On May 10, 2000, Chesapeake Panhandle Limited Partnership filed a complaint with the FERC against Natural, MidCon Gas Products Corp., MidCon Gas Services Corp., K N Energy, Inc. and Kinder Morgan. The complaint alleges that Natural collected an unlawful gathering rate from Chesapeake for the period March 1998 through December 1999. Chesapeake is seeking a refund totaling $5.2 million. Kinder Morgan has responded and denied the allegations. On July 27, 2000, the FERC issued an order commencing a preliminary non-public investigation into the complaint. The Company believes it has meritorious defenses to the claim.

On March 29, 2000, Kinder Morgan announced that it had reached a settlement with the Federal Energy Regulatory Commission ("FERC") regarding issues surrounding the interpretation of FERC Order No. 497 (which governs the conduct of interstate pipelines and affiliated gas marketers on their systems) relative to

KMIGT, NGPL and Westar Transmission Company. KMIGT has been sold to Kinder Morgan Energy Partners, and Westar has been sold to ONEOK, see Notes 5 and 6. Combined, Kinder Morgan agreed to pay a civil penalty and refunds totaling $5.75 million in conjunction with the settlement, which also eliminated the potential for any civil action or prolonged regulatory proceedings. The matters resolved related to periods prior to the October 1999 K N Energy-Kinder Morgan merger and, to some extent, periods prior to K N Energy's January 1998 acquisition of MidCon Corp. The payment had no detrimental effect on Kinder Morgan's earnings due to the existence of previously established reserves for this matter.

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

12.  Comprehensive Income
     --------------------

Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," effective for fiscal years beginning after December 15, 1997, requires that enterprises report a total for comprehensive income. The only difference between "net in-come" and "comprehensive income" for Kinder Morgan has been the unrealized gain or loss on its investment in available-for-sale securities, which was recorded directly to stockholders' equity. During the quarter ended March 31, 2000, Kinder Morgan sold its available-for-sale securities, 918,367 shares of Tom Brown, Inc. Common Stock (see Note 5). In conjunction with this sale, Kinder Morgan recorded a reclassification adjustment of $1.6 million to "Accumulated Comprehensive Income", resulting in comprehensive income for the quarter of $47.7 million. There was no difference between net income and comprehensive income for the quarter ended June 30, 2000. For the six months ended June 30, 2000, comprehensive income was $72.5 million, reflecting the first-quarter transaction described preceding. For the quarter ended June 30, 1999, Kinder Morgan recorded an unrealized after-tax investment gain of $1.9 million, resulting in comprehensive income for the period of $(0.5) million. For the six months ended June 30, 1999, Kinder Morgan recorded an unrealized after-tax investment gain of $3.0 million, resulting in comprehensive income for the period of $7.7 million.

13.  Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133," Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet these criteria, the Statement allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

The Statement is effective for fiscal years beginning after June 15, 2000. The Statement cannot be applied retroactively. The Statement must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997

(and,  at  Kinder  Morgan's  election,  before  January 1, 1998).
Kinder Morgan has not quantified the impacts of adopting the Statement on its financial position or results of operations.

14.  Interest Expense, Net
     ---------------------

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest"), (ii) in 1999, interest income related to government securities associated with the acquisition of MidCon (see Note 1(K) of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K) and
(iii) in the first quarter of 2000, interest income attributable to Kinder Morgan's note receivable from Kinder Morgan Energy Partners associated with the sale of certain interests, see
Note 5.

                      Three Months Ended       Six Months Ended
                           June 30,                June 30,
                      -------------------    -------------------
                                     (In Thousands)
                        2000        1999        2000        1999
                      -------     -------     -------     -------
AFUDC - Interest      $   285     $    98     $   997     $   311
Interest Income       $     -     $     -     $ 2,647     $   480

15.  Other, Net
     ----------

"Other, Net" as presented in the accompanying Consolidated Statement of Income for the three months and six months ended June 30, 1999 principally consists of the $17.5 million gain from the sale of certain offshore assets, see Note 5. "Other, Net" for the six months ended June 30, 2000, principally consists of
(i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved, see Note 11 and (iii) $1.3 million attributable to a gain from the sale of Tom Brown, Inc. Common Stock, see Note 5.

16.  Accounts Receivable
     -------------------

The   caption   "Accounts   Receivable"   in   the   accompanying
Consolidated  Balance Sheets is presented net of  allowances  for doubtful  accounts  of $1.2 million at June 30,  2000,  and  $1.7 million at December 31, 1999.

17.  Environmental and Legal Matters
     -------------------------------

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

The complaint makes the standard request for penalties up to the statutory maximums for each day of violation. Natural has filed a motion to dismiss this case and is in discussions with the U.S. Department of Justice. Natural has prepared a number of defenses to the complaint and plans to defend the action vigorously.

Although Kinder Morgan cannot express an opinion as to the probable outcome of this case, Kinder Morgan believes that this proceeding will not have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations.

Based on current information and taking into account accruals established for environmental matters, Kinder Morgan does not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on Kinder Morgan's business, cash flows, financial position or results of operations. In addition, the clean-up programs in which Kinder Morgan is engaged are not expected to interrupt or diminish Kinder Morgan's ability to operate its businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause Kinder Morgan to incur significant costs.

See  Note  9(A) of Notes to Consolidated Financial Statements  of
Kinder  Morgan's Annual Report on Form 10-K for  the  year  ended
December   31,   1999,   for  additional  information   regarding
environmental matters.

(B)  Litigation Matters

"K N TransColorado, Inc. v. TransColorado Gas Transmission Com-pany, et. al," Case No. 00-CV-129, District Court, County of Gar-field, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado and several of its affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, re-cission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, mistrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit stems from Questar's failure to support the TransColorado partnership, together with its decision to seek regulatory approval for a project that competes with the partnership, in breach of its fiduciary duties as a partner. K N TransColorado seeks to re-cover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain Kinder Morgan entities for claims arising out of the con-struction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipe-line and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims.

"Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc.," Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States
District Court for the District of Colorado against Kinder Morgan, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, referred to here as the "K N
Entities," as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, separating these interests from Kinder Morgan's natural gas gathering and transportation system in northwest Colorado. No trial date has been set.

"Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc.," Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and Kinder Morgan alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of gas, mismeasured gas, delayed his development of gas reserves, and other claims arising out of a contract to purchase gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his gas. This ruling followed an appellate decision which was adverse to Kinder Morgan on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted gas from a prior purchase. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same gas to interstate commerce. The background of that proceeding is described in the immediately following paragraph. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. The action in Colorado remains stayed pending final resolution of the FERC proceeding.

"Jack J. Grynberg v. Rocky Mountain Natural Gas Company," Docket No. GP91-8-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to in the immediately preceding paragraph. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. Grynberg filed exceptions to this Initial Decision. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. In April 2000, Kinder Morgan, together with the other parties, filed for rehearing.

"United States of America, ex rel., Jack J. Grynberg v. K N Energy," Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed on November 19, 1999. Plaintiff filed his response on January 14, 2000 and defendants filed their Reply Brief on February 14, 2000. An oral argument on the Motion to Dismiss occurred on March 17, 2000. On July 20, 2000 the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases.

"Quinque Operating Company, et. al. v. Gas Pipelines, et. al.," Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, Kinder Morgan filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases.

"Dirt Hogs, Inc. v. Natural Gas Pipeline Company of America, et al." There have been several related cases with Dirt Hogs, Inc. with allegations of breach of contract, false representations, improper requests for kickbacks and other improprieties. Essentially, the Plaintiff claims that it should have been awarded extensive pipeline reclamation work without having to qualify or bid as a qualifying contractor. Case No. Civ-98-231-R, is a case which was dismissed in the U.S. District Court for the Western District of Oklahoma because of pleading de-ficiencies and is now on appeal to the 10th Circuit (Case No. 99-6-026). On April 10, 2000, the 10th Circuit upheld the dismissal of this action. Another case, arising out of the same factual allegations, was filed by Dirt Hogs in the District Court, Caddo County, Oklahoma (Case No. CJ-99-92), on March 29, 1999. By agreement of all parties, this action is currently stayed. A third related case, styled "Natural Gas Pipeline Company of America, et al. v. Dirt Hogs, Inc." (Case No. 99-360-R), resulted in a default judgement against Dirt Hogs. After initially appealing the default judgement, Dirt Hogs dismissed their appeal on September 1, 1999.

"K N  Energy,  Inc.,  et  al. v. James P.  Rode  and  Patrick  R.
McDonald," Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counter-claimed and filed third party claims against several former K N Energy officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. Interenergy was acquired by K N Energy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus un-
specified exemplary or punitive damages, attorney's fees and their costs. Kinder Morgan filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against Kinder Morgan and the individuals with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: "James P. Rode and Patrick
R. McDonald  v. K N Energy, Inc., et al.," Civil Action No. 00-N-
190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. This Complaint is now the subject of a motion to dismiss filed by defendants. The case has been stayed pending the outcome of these motions. A third related class action case styled, "Adams vs. Kinder Morgan, Inc., et. al.," Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on Kinder Morgan on April 10, 2000. As of this date no class has been certified. Kinder Morgan has filed a motion to dismiss this case, and the case has been stayed pending the resolution of this motion.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
-------

As used in this report, "Kinder Morgan" refers to Kinder Morgan, Inc. (a Kansas corporation, formerly K N Energy, Inc.) and its consolidated subsidiaries. The following discussion should be read in conjunction with (i) the accompanying Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Kinder Morgan's 1999 Annual Report on Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected for an entire year. As discussed in Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements, Kinder Morgan has engaged in acquisition and divestiture transactions (and may engage in additional such transactions) which may affect the comparison of results of operations between periods.

In accordance with the manner in which Kinder Morgan currently manages its businesses, including the allocation of capital and evaluation of business unit performance, Kinder Morgan reports its operations in the following segments: (1) Natural Gas Pipeline Company of America and certain associated entities, referred to as "NGPL," a major interstate natural gas pipeline system; (2) Kinder Morgan Texas Pipeline and certain associated entities, referred to as "KMTP," a major intrastate natural gas pipeline system; (3) "Retail," the (largely regulated) distribution of natural gas to retail customers and (4) "Power and Other," the generation and sale of electric power, together with various other activities not constituting business segments. Prior to its December 31, 1999, sale to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements), Kinder Morgan also owned and operated Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), which is referred to in this report as "KMIGT." Certain prior period results and balances have been reclassified to conform to the current presentation.

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


Consolidated Financial Results
------------------------------

                                Three Months Ended June 30,           Six Months Ended June 30,
                                ---------------------------           -------------------------
                                                     Increase                              Increase
                               2000        1999     (Decrease)       2000        1999     (Decrease)
                              ------      ------    ----------      ------      ------    ----------
                                            (In Thousands Except Per Share Amounts)
Operating Revenues          $ 549,844   $ 431,727   $118,117      $1,030,356  $ 858,994   $ 171,362
Gross Margin                  169,076     183,406    (14,330)        373,011    404,768     (31,757)
General and Administrative
  Expenses                     13,855      24,886    (11,031)         28,148     45,235     (17,087)
Merger-related Costs                -      (2,916)     2,916               -          -           -
Operating Income               83,474      67,383     16,091         197,870    167,543      30,327
Income From Continuing
  Operations                   24,827      12,380     12,447          70,911     36,288      34,623
Loss From Discontinued
  Operations, Net of Tax         N/A      (14,788)      N/A            N/A      (31,574)       N/A
Diluted Earnings (Loss) Per
  Share:
    Continuing Operations   $    0.22        0.17   $   0.05      $     0.62       0.51   $    0.11
    Discontinued Operations      N/A    $   (0.21)      N/A            N/A    $   (0.45)       N/A

Kinder Morgan's results for the quarter ended June 30, 2000, reflect an increase of $118.1 million (27.4%) in operating revenues, a decrease of $14.3 million (7.8%) in gross margin and an increase of $16.1 million (23.9%) in operating income from the second quarter of 1999. Operating results for 2000 do not include revenues, costs and expenses of KMIGT, which was sold to Kinder Morgan Energy Partners effective December 31, 1999. The increase in operating revenues is principally due to increased revenues  at  KMTP,  partially offset by  the  absence  of  KMIGT revenues in the second quarter of 2000. The decline in gross margin principally reflects the sale of KMIGT. General and administrative expenses decreased from $24.9 million in the second quarter of 1999 to $13.9 million in the second quarter of 2000, a decrease of $11.0 million (44.3%) due to cost reduction measures implemented following the business combination with Kinder Morgan Delaware. The credit for merger-related costs reimbursement included in results for the second quarter of 1999 is associated with the proposed merger with Sempra Energy that was not consummated. For additional information on these matters, see Notes 2 and 5 of the accompanying Notes to
Consolidated Financial Statements. The increased operating income, which occurred despite the sale of KMIGT, reflects improved second-quarter 2000 performance by several operating segments as discussed following.

Kinder Morgan's results for the six months ended June 30, 2000, reflect an increase of $171.4 million (19.9%) in operating revenues, a decrease of $31.8 million (7.8%) in gross margin and an increase of $30.3 million (18.1%) in operating income from the corresponding period of 1999. Operating results for 2000 do not include revenues, costs and expenses of KMIGT, which was sold to Kinder Morgan Energy Partners effective December 31, 1999. The increase in operating revenues is principally due to increased revenues at KMTP, partially offset by the absence of KMIGT revenues in 2000 results. The decline in gross margin principally reflects the sale of KMIGT. General and administrative expenses decreased from $45.2 million in the first six months of 1999 to $28.1 million in the first six months of 2000, a decrease of $17.1 million (37.8%) due to cost reduction measures implemented following the business combination with Kinder Morgan Delaware. For additional information on these matters, see Notes 2 and 5 of the accompanying Notes to Consolidated Financial

Statements.   The  increased   operating income,  which  occurred
despite the sale of KMIGT, reflects improved 2000 performance by several operating segments as discussed following.

Operating income for each of Kinder Morgan's business segments, as well as interest expense, other income and deductions and income taxes were affected by various factors which are described within the corresponding individual discussions which follow. Following are operating results by individual segment (before intersegment eliminations), including explanations of significant variances in results between the periods presented.

                                  Three Months Ended June 30,         Six Months Ended June 30,
                                ------------------------------     -------------------------------
 Natural Gas Pipeline Company                          Increase                           Increase
   of America                     2000        1999    (Decrease)     2000       1999     (Decrease)
 ----------------------------    ------      ------   ----------    ------     ------    ----------
                                            (In Thousands Except Systems Throughput)
 Operating Revenues:
   Transportation and Storage  $ 114,714   $ 135,616  $ (20,902)  $ 259,292  $ 286,235   $ (26,943)
   Other                           6,085      16,742    (10,657)      9,561     19,622     (10,061)
                               ---------   ---------  ---------   ---------  ---------   ---------
 Total Operating Revenues        120,799     152,358    (31,559)    268,853    305,857     (37,004)
                               ---------   ---------  ---------   ---------  ---------   ---------

 Operating Costs and
 Expenses:
   Gas Purchases and Other
     Costs of Sales                1,222      30,411    (29,189)     15,022     47,384     (32,362)
   Operations and Maintenance     14,145      15,552     (1,407)     30,403     34,486      (4,083)
   Depreciation and
     Amortization                 21,197      33,524    (12,327)     42,315     67,188     (24,873)
   Taxes, Other Than Income
     Taxes                         4,989       5,612       (623)      9,917     11,076      (1,159)
                               ---------   ---------  ---------   ---------  ---------   ---------
 Total Operating Expenses         41,553      85,099    (43,546)     97,657    160,134     (62,477)
                               ---------   ---------  ---------   ---------  ---------   ---------

 Operating Income Before
   Corporate Costs             $  79,246   $  67,259  $  11,987   $ 171,196  $ 145,723   $  25,473
                               =========   =========  =========   =========  =========   =========

 Systems Throughput (Trillion
   Btus)                           341.1       340.1        1.0       774.6      760.8        13.8
                               =========   =========  =========   =========  =========   =========


NGPL's operating income before corporate costs increased by $12.0 million (17.8%) in the second quarter of 2000 from the second quarter of 1999. Operating results for 2000 were positively impacted, relative to 1999, by (i) a reduction in amortization resulting from the July 1999 change in amortization rates (see
Note 4 of the accompanying Notes to Consolidated Financial Statements), (ii) increased 2000 storage activity, (iii) favorable gas imbalance resolutions in 2000 and (iv) reduced 2000 operating expenses reflecting continued cost control measures. These positive effects were partially offset by (i) reduced 2000 revenues due to sales of certain gathering assets and offshore laterals (see Note 5 of the accompanying Notes to Consolidated Financial Statements), (ii) reduced 2000 operational gas sales, which NGPL expects to make up later in the year, and (iii) decreased 2000 unit revenues largely attributable to both existing and planned competing pipeline capacity (with the attendant reduced value of transportation) in the upper Midwest, NGPL's principal market area; although, as discussed following and in Kinder Morgan's 1999 Annual Report on Form 10-K, NGPL continues to experience success in retaining existing customers and acquiring new customers.

NGPL's operating income before corporate costs increased $25.5 million (17.5%) in the six months ended June 30, 2000, over the corresponding period in 1999. Year-to-date results were affected by the same factors affecting the second quarter, as discussed preceding. In addition, results for 2000 were positively affected by a $3.3 million refund of previously expensed transportation charges from an unaffiliated interstate pipeline.

In March 2000, Kinder Morgan announced that it had reached a settlement with the Federal Energy Regulatory Commission (the "FERC") regarding issues surrounding the interpretation of FERC Order No. 497 to several entities currently or formerly owned by Kinder Morgan, including Natural Gas Pipeline Company of America

("Natural").  For additional information on this matter, see Note
11 of the accompanying Notes to Consolidated Financial State-ments.

Also in March 2000, Kinder Morgan announced that it had filed a "motion to dismiss" in Colorado Federal District Court and will vigorously defend itself against a complaint filed by the Department of Justice alleging that Natural failed to obtain all necessary air quality permits when constructing a compressor station in Colorado more than 20 years ago. For additional information on this matter, see Note 17 of the accompanying Notes to Consolidated Financial Statements.

During  the first quarter of 2000, Natural announced that it  had
(i) fully subscribed its 130 Bcf of nominated storage capacity until at least January 1, 2001, as a result of entering into contracts for 25 Bcf of firm nominated storage service under two separate three-year contracts and (ii) entered into contracts with Ameren Corporation for up to 245,000 MMBtu per day of natural gas transportation through a four-year term which began on April 1, 2000.

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

In May 2000, Kinder Morgan and Southern Energy, Inc. announced plans to build a 550-megawatt electric power plant southeast of Little Rock, Arkansas. The gas-fired plant is scheduled to begin producing power by the second quarter of 2002. Gas transportation service for the plant will be provided by Natural. Kinder Morgan intends to continue increasing throughput on Natural by supplying gas transportation service to power plants - both those in which Kinder Morgan will have an ownership interest, as well as those owned by third party electricity providers.

In  July  2000,  Natural  entered into agreements  with  Northern
Indiana Public Service ("NIPSCO"), a subsidiary of NiSource, Inc., to extend the terms of its firm natural gas transportation and storage services. The agreements total 295,100 MMBtu per day of capacity beginning December 1, 2000 and December 1, 2001 and continuing through November 30, 2002. Natural and NIPSCO also extended the terms of two storage agreements totaling 10.5 Bcf of capacity beginning December 1, 2000 and April 1, 2001 and continuing through March 31, 2003.


 Kinder Morgan Interstate                  Three Months Ended    Six Months Ended
   Gas Transmission                           June 30, 1999        June 30, 1999
 ------------------------                   ------------------    ----------------
                                                 (In Thousands Except Systems
                                                         Throughput)
 Operating Revenues:
   Transportation and Storage                  $    24,948          $    51,236
   Other                                                57                  166
                                               -----------          -----------
 Total Operating Revenues                           25,005               51,402
                                               -----------          -----------
 Operating Costs and Expenses:
   Gas Purchases and Other Costs of Sales            1,140                  691
   Operations and Maintenance                        5,397               11,447
   Depreciation and Amortization                     5,009               10,154
   Taxes, Other Than Income Taxes                    1,069                2,368
                                               -----------          -----------
 Total Operating Expenses                           12,615               24,660
                                               -----------          -----------

 Operating Income Before Corporate Costs       $    12,390          $    26,742
                                               ===========          ===========

 Systems Throughput (Trillion Btus)                   48.6                103.3
                                               ===========          ===========


Effective December 31, 1999, Kinder Morgan contributed KMIGT and Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), as well as its interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners in exchange for $330 million in cash plus approximately 9.8 million Kinder Morgan Energy Partners common units. See Note 5 of the accompanying Notes to Consolidated Financial Statements for more information regarding this transaction. In March 2000, Kinder Morgan announced that it had reached a settlement with the FERC regarding issues surrounding the interpretation of FERC Order 497 to several entities currently or formerly owned by Kinder Morgan, including KMIGT. For additional information on this matter, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

                                    Three Months Ended June 30,          Six Months Ended June 30,
                                 --------------------------------    --------------------------------
                                                         Increase                            Increase
 K N Retail                        2000        1999     (Decrease)     2000        1999     (Decrease)
 ----------                       ------      ------    ----------    ------      ------    ----------
                                               (In Thousands Except Systems Throughput)
 Operating Revenues:
   Gas Sales                    $  23,149   $  22,905   $     244   $  77,059   $  77,674   $    (615)
   Transportation                   8,564       9,017        (453)     19,821      20,214        (393)
   Other                            4,450       4,281         169       7,706       8,177        (471)
                                ---------   ---------   ---------   ---------   ---------   ---------
 Total Operating Revenues          36,163      36,203         (40)    104,586     106,065      (1,479)
                                ---------   ---------   ---------   ---------   ---------   ---------
 Operating Costs and Expenses:
   Gas Purchases and Other
     Costs of Sales                17,988      21,678      (3,690)     53,294      62,231      (8,937)
   Operations and Maintenance       8,272      10,146      (1,874)     18,084      20,396      (2,312)
   Depreciation and
     Amortization                   2,888       2,840          48       5,777       5,685          92
   Taxes, Other Than Income
     Taxes                            684         754         (70)      1,313       1,640        (327)
                                ---------   ---------   ---------   ---------   ---------   ---------
 Total Operating Expenses          29,832      35,418      (5,586)     78,468      89,952     (11,484)
                                ---------   ---------   ---------   ---------   ---------   ---------

 Operating Income Before
   Corporate Costs              $   6,331   $     785   $   5,546   $  26,118   $  16,113   $  10,005
                                =========   =========   =========   =========   =========   =========
 Systems Throughput (Trillion
   Btus)                             11.7         9.5         2.2        33.5        26.7         6.8
                                =========   =========   =========   =========   =========   =========


Retail's operating income before corporate costs increased by $5.5 million in the second quarter of 2000 from the second quarter of 1999. Operating results for 2000 were positively impacted, relative to 1999, by (i) increased system throughput in 2000, although a portion of this increase represents volumes transported for relatively low margins, (ii) reduced cost of gas achieved by utilizing lower cost gas from storage (K N Retail utilizes the average cost inventory method for its gas in underground storage), (iii) certain unfavorable adjustments to gas cost affecting 1999 results and (iv) reduced operating expenses reflecting (1) a reduction in advertising and marketing expenses for the Choice Gas program, (2) continued focus on efficient operations and (3) reduced costs for certain administrative functions due to renegotiation of a contract with a third-party service provider.

Retail's operating income before corporate costs increased $10.0 million (62.1%) in the six months ended June 30, 2000, over the corresponding period in 1999. Year-to-date results were affected by essentially the same factors affecting the second quarter, as discussed preceding.

In May 2000, Kinder Morgan announced the results of Retail's Residential/Commercial Choice Gas Programs in Nebraska and Wyoming. During the selection periods, which ran from mid-April to early May, customers had the opportunity to select from six natural gas suppliers in Nebraska and three natural gas suppliers in Wyoming. In both states Retail received 75% or more of the residential/commercial gas sales market. The residential/com-mercial market represents approximately 86,000 customers and
16.0 Bcf of natural gas per year in Nebraska and 10,000 customers and 1.5 Bcf per year in Wyoming.

In March 2000, Kinder Morgan announced the results of Retail's Agricultural Choice Gas Program, which provides agricultural customers in Nebraska (approximately 10,000 customers, a 6.6 Bcf per year market) the option to select their natural gas supplier. During the selection period, which ran from January 20 to March 15, customers in Nebraska had the opportunity to select from six natural gas suppliers. Retail received the largest share of the market with 50%, which represents a small increase in market share over the previous year, with the next largest market share going to Midwest United Energy at 32%.

Kinder Morgan recently filed appeals with respect to recovery of certain surcharges in Nebraska, see "Regulatory Matters".


                                     Three Months Ended June 30,          Six Months Ended June 30,
                                   --------------------------------    --------------------------------
                                                           Increase                            Increase
 Kinder Morgan Texas Pipeline        2000        1999     (Decrease)     2000        1999     (Decrease)
 ----------------------------       ------      ------    ----------    ------      ------    ----------
                                                 (In Thousands Except Systems Throughput)
 Operating Revenues
   Gas Sales                      $ 356,884   $ 189,793   $ 167,091   $ 588,847   $ 343,787   $ 245,060
   Transportation and Storage         5,206       5,187          19      12,423      12,357          66
   Other                             11,421       9,136       2,285      22,160      12,299       9,861
                                  ---------   ---------   ---------   ---------   ---------   ---------
 Total Operating Revenues           373,511     204,116     169,395     623,430     368,443     254,987
                                  ---------   ---------   ---------   ---------   ---------   ---------

 Operating Costs and Expenses:
   Gas Purchases and Other Costs
     of Sales                       357,570     190,072     167,498     583,359     333,786     249,573
   Operations and Maintenance        11,197      10,650         547      22,392      21,067       1,325
   Depreciation and Amortization        717         616         101       1,393       1,203         190
   Taxes, Other Than Income
     Taxes                              930         665         265       1,859       1,287         572
                                  ---------   ---------   ---------   ---------   ---------   ---------
 Total Operating Expenses           370,414     202,003     168,411     609,003     357,343     251,660
                                  ---------   ---------   ---------   ---------   ---------   ---------

 Operating Income Before
   Corporate Costs                $   3,097   $   2,113   $     984   $  14,427   $  11,100   $   3,327
                                  =========   =========   =========   =========   =========   =========
 Systems Throughput (Trillion
   Btus)                              170.7       142.2        28.5       314.9       287.7        27.2
                                  =========   =========   =========   =========   =========   =========


KMTP's operating income before corporate costs increased by $1.0 million (46.6%) in the second quarter of 2000 from the second quarter of 1999. Operating results were positively impacted in 2000, relative to 1999, by (i) increased throughput volumes, principally due to additional gas sales and (ii) increased natural gas liquids revenues resulting from an increase in the average price of natural gas liquids from $0.28 per gallon in 1999 to $0.44 per gallon in 2000. These positive affects were partially offset by
(i) reduced natural gas liquids sales volumes and (ii) increased operating expenses mainly due to additional plant turnaround and chemical costs.

KMTP's operating income before corporate costs increased by $3.3 million (30.0%) in the six months ended June 30, 2000, over the corresponding period in 1999. Year-to-date results were affected principally by the same factors affecting the second quarter, as discussed preceding, except that on a year-to-date basis, natural gas liquids volumes were higher in 2000 than in 1999. The increased volumes in 2000 were due to the fact that no processing was done at the Shell Central plant in January and February 1999.

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

In July 2000, KMTP announced that it had entered into a new natural gas sales and transportation agreement with Calpine, a fully integrated electric power company. Under this agreement, KMTP will supply Calpine's Pasadena II gas-fired cogeneration facility in Texas with 60,000 MMBtu of natural gas per day - about 75 percent of the amount of natural gas the plant will burn. The contract will continue through the summer of 2002. KMTP currently supplies 100 percent of the natural gas Calpine burns at its Pasadena I plant.

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                   --------------------------------    --------------------------------
                                                           Increase                            Increase
 Power and Other                     2000        1999     (Decrease)     2000        1999     (Decrease)
 ---------------                    ------      ------    ----------    ------      ------    ----------
                                                 (In Thousands Except Systems Throughput)

 Operating Revenues               $  19,341   $  15,904   $   3,437   $  33,517   $  31,030   $   2,487
                                  ---------   ---------   ---------   ---------   ---------   ---------

 Operating Costs and Expenses:
   Gas Purchases and Other Costs
     of Sales                         3,910       3,075         835       5,652       6,750      (1,098)
   Operations and Maintenance         4,292       3,958         334       8,705       6,976       1,729
   Depreciation and Amortization      2,209       1,861         348       4,287       3,760         527
   Taxes, Other Than Income
     Taxes                              275         204          71         596         444         152
                                  ---------   ---------   ---------   ---------   ---------   ---------
 Total Operating Expenses            10,686       9,098       1,588      19,240      17,930       1,310
                                  ---------   ---------   ---------   ---------   ---------   ---------

 Operating Income Before
   Corporate Costs                $   8,655   $   6,806   $   1,849   $  14,277   $  13,100   $   1,177
                                  =========   =========   =========   =========   =========   =========



Power and Other operating income before corporate costs increased by $1.8 million (27.2%) in the second quarter of 2000 from the second quarter of 1999. Operating results were positively impacted in 2000, relative to 1999, by (i) 2.8 million of second-quarter profits from development of a 550-megawatt electric generating plant near Little Rock, Arkansas (see the discussion following), (ii) reduced Power operating expenses and (iii) in-creased earnings from other activities, principally Kinder Morgan's agreement with HS Resources, Inc. as described in Kinder Morgan's 1999 Annual Report on Form 10-K. These positive effects were partially offset by (i) increased fuel costs for power generation, (ii) reduced electricity sales prices and (iii) de-creased earnings from certain telecommunications assets used primarily by internal business segments.

Power and Other operating income before corporate costs increased by $1.2 million (9.0%) in the six months ended June 30, 2000, over the corresponding period in 1999. Year-to-date results were affected principally by the same factors affecting the second quarter, as discussed preceding.

In May 2000, Kinder Morgan and Southern Energy, Inc., a unit of Southern Company, announced plans to build a 550-megawatt electric power plant southeast of Little Rock, Arkansas. Construction on the $250 million plant began this summer in Pulaski County, with the plant scheduled to begin producing power by the second quarter of 2002. The natural gas-fired generating station will be the first in a series of electric power plants Kinder Morgan plans to build using its proprietary Orion con-figuration to help meet the nation's growing demand for elec-tricity. The Orion technology combines the operational flex-ibility and responsiveness of a simple-cycle peaking plant with the fuel efficiency of combined-cycle technology. This allows the plants to be started and stopped quickly, enabling rapid response to changes in the marketplace. Gas transportation ser-vice for the plant will be provided by NGPL. As part of the agreement, Kinder Morgan Power is receiving a development fee and profit from turn-key construction of the plant, which will be recorded as revenue over the two-year construction period.

In August 2000, Kinder Morgan Power Company, a wholly owned subsidiary of Kinder Morgan, announced plans to build a 550-megawatt electric power plant in Jackson, Michigan. All necessary regulatory permits and approvals have been obtained, and construction on the $250 million natural gas-fired plant is scheduled to begin in August 2000. The plant is expected to begin producing power in June 2002.

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                   --------------------------------    --------------------------------
                                                           Increase                            Increase
 Other Income and (Deductions)       2000        1999     (Decrease)     2000        1999     (Decrease)
 -----------------------------      ------      ------    ----------    ------      ------    ----------
                                                              (In Thousands)
 Kinder Morgan Energy Partners:
   Equity in Earnings             $  35,142   $       -   $  35,142   $  64,725   $       -   $  64,725
   Amortization of Excess
     Investment                      (6,862)          -      (6,862)    (14,439)          -     (14,439)
 Equity in Earnings of Other
   Equity Investments                (2,717)      3,956      (6,673)     (5,616)     10,529     (16,145)
 Interest Expense                   (62,470)    (62,896)        426    (122,869)   (125,813)      2,944
 Minority Interests                  (6,072)     (6,585)        513     (12,037)    (12,564)        527
 Other, Net                             892      18,436     (17,544)     10,564      19,793      (9,229)
                                  ---------   ---------   ---------   ---------   ---------   ---------
 Total Other Income (Deductions)  $ (42,087)  $ (47,089)  $   5,002   $ (79,672)  $(108,055)  $  28,383
                                  =========   =========   =========   =========   =========   =========


The equity in earnings of Kinder Morgan Energy Partners and associated amortization during 2000 reflect the October 1999 acquisition of Kinder Morgan Delaware, see Note 2 of the accompanying Notes to Consolidated Financial Statements. For additional information regarding the results of operations of Kinder Morgan Energy Partners, the reader is directed to Kinder Morgan Energy Partners' quarterly report on Form 10-Q for the period ended June 30, 2000.

The decrease in "Equity in Earnings of Other Equity Investments" from the second quarter of 1999 to the second quarter of 2000 and from the first six months of 1999 to the first six months of 2000 is principally due to the sale of various equity method invest-ments, see Note 5 of the accompanying Notes to Consolidated Financial Statements. In addition, 2000 results reflect increased losses from the TransColorado pipeline joint venture.

"Other, Net" in the second quarter of 2000 principally consists of miscellaneous gains from asset sales. Second-quarter 1999 "Other, Net" included (i) a $17.5 million gain from the sale of certain offshore assets and (ii) dividend income associated with the preferred stock of Tom Brown, Inc., which was sold in the third quarter of

1999. For additional information with respect to these sales, see Note 5 of the accompanying Notes to Consolidated Financial
Statements.

 "Other, Net" for the six months ended June 30, 2000 includes (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved, see "Regulatory Matters," (iii) $1.3 million attributable to a gain from the sale of common stock of Tom Brown, Inc. and (iv) miscellaneous gains from the sale of assets. "Other, Net" for the six months ended June 30, 1999 includes a $17.5 million gain from the sale of certain offshore assets and dividend income from preferred stock of Tom Brown, Inc. sold during the third quarter of 1999, in each case as discussed preceding.

                                 Three Months Ended                   Six Months Ended
                                       June 30,                            June 30,
 Income Taxes From Continuing  ----------------------------------  ----------------------------------
 ----------------------------                           Increase                            Increase
   Operations                     2000        1999     (Decrease)     2000        1999     (Decrease)
   ----------                    ------      ------    ----------    ------      ------    ----------
                                                           (In Thousands)

 Income Tax Provision          $  16,560   $   7,914   $   8,646   $  47,287   $  23,200   $  24,087
                               =========   =========   =========   =========   =========   =========

 Effective Tax Rate                 40.0%       39.0%        1.0%       40.0%       39.0%        1.0%
                               =========   =========   =========   =========   =========   =========


The increase of $8.6 million in the income tax provision from the second quarter of 1999 to the second quarter of 2000 is composed of (i) an increase of $8.2 million attributable to an increase in pre-tax income and (ii) an increase of $0.4 million attributable to an increase in the effective tax rate in 2000. The increase of $24.1 million in the income tax provision from the first six months of 1999 to the first six months of 2000 is composed of (i) an increase of $22.9 million attributable to an increase in pre-tax income and (ii) an increase of $1.2 million attributable to an increase in the effective tax rate in 2000. In each case, the increase in the effective tax rate is principally due to an increased provision for state income taxes.

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

As further described in Note 6 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K, as of December 31, 1999, in accordance with the provisions of Accounting Principles Board Opinion No. 30, " Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and In-frequently Occurring Events and Transactions," Kinder Morgan (i) reclassified its consolidated financial statements to reflect these businesses as discontinued operations and (ii) recorded an estimate of the loss expected to result from the discontinuance and disposal of these businesses, including both the estimated losses to be incurred upon sale and the estimated operating losses to be incurred prior to the projected disposal dates. This total estimated loss is subject to uncertainty with respect to the ultimate proceeds to be received from the sale and oper-ation of these assets (among other factors) and, accordingly, the actual loss may differ materially from the estimate recorded as of December 31, 1999.

Any such difference will be recognized in the period in which it is reasonably estimable and classified in the same manner as the original estimated loss.

The reader is directed to Note 6 of the accompanying Notes to Consolidated Financial Statements for (i) information concerning the status of disposition efforts with respect to these assets,
(ii) certain financial information with respect to discontinued operations and (iii) Kinder Morgan's remaining investment in these businesses.

Liquidity and Capital Resources
-------------------------------

The following table illustrates the sources of Kinder Morgan's invested capital. The balances at December 31, 1998, and subsequent reflect the incremental capital associated with the acquisition of MidCon Corp., including the post-acquisition refinancings completed in 1998. The balances at December 31, 1999 and June 30, 2000 also reflect the impacts associated with the acquisition of Kinder Morgan Delaware and the sale of certain assets to Kinder Morgan Energy Partners (for additional information on these transactions, see Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements).

                                                                 December 31,
                               June 30,      ----------------------------------------------------
                                 2000           1999            1998          1997         1996
                                ------         ------          ------        ------       ------
                                                     (Dollars in Thousands)
Long-term Debt                $3,292,852     $3,293,326     $3,300,025    $  553,816   $  423,676
Common Equity                  1,718,287      1,665,841      1,216,821       606,132      519,794
Preferred Stock                        -              -          7,000         7,000        7,000
Capital Trust Securities         275,000        275,000        275,000       100,000            -
                              ----------     ----------     ----------    ----------   ----------
  Capitalization               5,286,139      5,234,167      4,798,846     1,266,948      950,470
Short-Term Debt                  299,667        581,567      1,702,013(1)    359,951      156,271
                              ----------     ----------     ----------    ----------   ----------
  Invested Capital            $5,585,806     $5,815,734     $6,500,859    $1,626,899   $1,106,741
                              ==========     ==========     ==========    ==========   ==========
Capitalization:
---------------
  Long-term Debt                   62.3%          62.9%          68.8%         43.7%        44.6%
  Common Equity                    32.5%          31.8%          25.4%         47.8%        54.7%
  Preferred Stock                     -              -            0.1%          0.6%         0.7%
  Capital Trust Securities          5.2%           5.3%           5.7%          7.9%           -

Invested Capital:
-----------------
Total Debt                         64.3%          66.6%          76.9%         56.2%        52.4%
Equity, Including Capital
  Trust Securities                 35.7%          33.4%          23.1%         43.8%        47.6%

(1)   Includes   the  $1,394,846  Substitute  Note   assumed   in
conjunction with the acquisition of MidCon Corp., which note  was repaid in January 1999.


As discussed in Note 5 to the accompanying consolidated financial statements, in April 2000, Kinder Morgan Energy Partners issued
4.5 million limited partnership units in a public offering. None of these units were acquired by Kinder Morgan and, accordingly, Kinder Morgan's percentage ownership of Kinder Morgan Energy Partners was reduced by approximately 1.3 percent. In accordance with the policy described in Note 3 of the accompanying Notes to Consolidated Financial Statements, various balance sheet accounts, including paid-in-capital, were also affected.

Kinder Morgan Energy Partners has adopted an aggressive acquisition strategy and it is expected that future acquisitions will be financed, in part, by issuance of additional limited partner units. Therefore, it is expected that future similar transactions will occur. Nevertheless, because (i) it is Kinder Morgan Energy Partners' policy that such acquisitions be accre-tive to cash flow per common unit, (ii) the general partner in-terest is not diluted by such transactions and (iii) for a given level of cash distribution, the incentive distribution structure results in relatively larger distributions to the general partner as the number of limited units outstanding increases, it is not anticipated that additional transactions will collectively have an adverse affect on cash flows or earnings from this investment.

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

Net Cash Flows from Operating Activities
----------------------------------------

"Net Cash Flows Provided by (Used in) Operating Activities" decreased from a source of $66.9 million for the six months ended June 30, 1999 to a use of $48.0 million for the six months ended June 30, 2000, a decline of $114.9 million. This decline is primarily due to an increase in cash flows used for discontinued operations, which increased from a source of $93.6 million in the first six months of 1999 to a use of $115.5 million in the first six months of 2000, a $209.1 million increased use of cash reflecting (i) $124.9 million of cash outflow attributable to the reduced utilization of Kinder Morgan's receivable sale program, see "Net Cash Flows from Financing Activities" following and (ii) a $63.9 million source of cash in the first six months of 2000 for discontinued operations working capital items, compared to a $125.0 million source of cash in the first six months of 1999. This decline in cash provided by working capital items for discontinued operations principally reflected decreased cash provided from the net of accounts receivable and accounts payable during the first six months of 2000, over and above the effect of the receivable sales program. The decline in "Net Cash Flows Provided by (Used in) Operating Activities" for discontinued operations was partially offset by an increase in cash flows provided by continuing operations, which increased from a use of $26.7 million for the six months ended June 30, 1999 to a source of $67.5 million for the six months ended June 30, 2000. This $94.2 million of increased cash is primarily due to (i) $47.3 million of cash distributions received in the first six months of 2000 attributable to Kinder Morgan's interest in Kinder Morgan Energy Partners, see Note 2 of the accompanying Notes to Consolidated Financial Statements and the discussion following,
(ii) a decrease in cash used for the net of accounts receivable and accounts payable during the first six months of 2000 and
(iii) a decrease in cash used in the first six months of 2000 to make interest payments reflecting the decreased average debt balance outstanding. Partially offsetting this increase were January 2000 payments associated with December 1999 gas supply purchases.

In general, distributions from Kinder Morgan Energy Partners are declared in the month following the end of the quarter to which they apply and are paid in the month following the month of declaration to the general partner and unit holders of record as of the end of the declaration month. Therefore, the accompanying Statement of Consolidated Cash Flows for the six months ended June 30, 2000 reflects the receipt of a total of $47.3 million of cash distributions from Kinder Morgan Energy Partners for the fourth quarter of 1999 and the first quarter of 2000. The cash distributions attributable to Kinder Morgan's interest for the three months and six months ended June 30, 2000 total $37.0 million and $68.4 million, respectively. The increase in distributions during 2000 reflects, among other factors, the December 31, 1999 transfer of certain properties from Kinder Morgan to Kinder Morgan Energy Partners, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

Net Cash Flows from Investing Activities
----------------------------------------

"Net Cash Flows Provided by Investing Activities" decreased from $1.0 billion for the six months ended June 30, 1999 to $384.5 million for the six months ended June 30, 2000, a decline of $664.1 million principally due to the sale of approximately $1.1 billion of government securities during the first six months of 1999, with the proceeds utilized to repay the Substitute Note assumed in conjunction with the January 1998 acquisition of MidCon Corp., see "Cash Flows From Financing Activities" following and Note 2 of Notes to Consolidated Financial Statements included in Kinder Morgan's 1999 Annual Report on Form 10-K. Partially offsetting this decrease was (i) $330 million of cash received during the first six months of 2000 from the sale of certain interests to Kinder Morgan Energy Partners, see Note 5 of the accompanying Notes to Consolidated Financial Statements and (ii) cash flows of discontinued investing activities increasing from a use of $29.1 million in the first six months of 1999 to a source of $129.4 million in the first six months of 2000, which primarily consists of the $163.9 million of proceeds received from ONEOK for the sale of gathering and processing businesses in Oklahoma, Kansas and West Texas, see Note 6 of the accompanying Notes to Consolidated Financial Statements. Kinder Morgan is in the process of monetizing its remaining investment in Discontinued businesses, see "Discontinued Operations" elsewhere herein.

Net Cash Flows from Financing Activities
----------------------------------------

"Net Cash Flows Used in Financing Activities" decreased from approximately $1.1 billion for the six months ended June 30, 1999 to $335.5 million for the six months ended June 30, 2000, a decline of approximately $765.8 million. This decrease was principally due to the first-quarter 1999 repayment of the $1.39 billion Substitute Note as discussed preceding, partially offset by increased short-term borrowings during the same period, as well as reduced cash payments for dividends in 2000. Partially offsetting these effects were increased 2000 cash used for miscellaneous financing activities.

As further discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements, Kinder Morgan's principal sources of short-term liquidity are its revolving bank facilities totaling $950 million. At June 30, 2000, Kinder Morgan had $292.5 million of commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $246.6 million at August 1, 2000. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $639.2 million and 685.1 million at June 30, 2000 and August 1, 2000, respectively. As described in Kinder Morgan's 1999 Annual Report on Form 10-K, Kinder Morgan's bank facilities and certain of its operating lease arrangements contain covenants related to Kinder Morgan's ratio of debt to total capitalization, consolidated net worth and debt ratings. For additional information on utilization of these facilities, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

As more fully discussed in Kinder Morgan's 1999 Annual Report on Form 10-K, in September 1999, Kinder Morgan established a receivables sales facility that provided up to $150 million of additional liquidity. In accordance with this agreement, proceeds of $150 million were received on September 30, 1999. In accordance with authoritative accounting guidelines, cash flows associated with this facility are included with "Cash flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows. In February 2000, Kinder Morgan reduced its participation in this receivable sales program by $124.9 million, principally as a result of its then-pending disposition of its wholesale gas marketing business, see Note 7 of the accompanying Notes to Consolidated Financial Statements. On April 25, 2000, Kinder Morgan repaid the residual balance and terminated the agreement.

Regulatory Matters
------------------

On May 10, 2000, Chesapeake Panhandle Limited Partnership filed a complaint with the FERC against Natural, MidCon Gas Products Corp., MidCon Gas Services Corp., K N Energy, Inc. and Kinder Morgan. The complaint alleges that Natural collected an unlawful gathering rate from Chesapeake for the period March 1998 through December 1999. Chesapeake is seeking a refund totaling $5.2 million. Kinder Morgan has responded and denied the allegations. On July 27, 2000, the FERC issued an order commencing a preliminary non-public investigation into the complaint. The Company believes it has meritorious defenses to the claim.

On March 29, 2000, Kinder Morgan announced that it had reached a settlement with the FERC regarding issues surrounding the interpretation of FERC Order 497 (which governs the conduct of interstate pipelines and affiliated gas marketers on their systems) relative to KMIGT, Natural and Westar Transmission Company. KMIGT has been sold to Kinder Morgan Energy Partners and Westar has been sold to ONEOK, see Notes 4 and 5 of the accompanying Notes to Consolidated Financial Statements. Combined, Kinder Morgan agreed to pay a civil penalty and refunds totaling $5.75 million in conjunction with the settlement, which also eliminated the potential for any civil action or prolonged regulatory proceedings. The matters resolved related to periods prior to the October 1999 K N Energy-Kinder Morgan merger and, to some extent, periods prior to K N Energy's January 1998 acquisition of MidCon Corp. The payment had no detrimental effect on Kinder Morgan's earnings due to the existence of previously established reserves.

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

Environmental and Legal Matters
-------------------------------

See Note 17 of the accompanying Notes to Consolidated Financial Statements for information regarding environmental and legal matters. The reader is also directed to Notes 9(A) and 9(B) of Notes to Consolidated Financial Statements of Kinder Morgan's Annual Report on Form 10-K for the year ended December 31, 1999, for additional information on Kinder Morgan's pending litigation and environmental matters. Kinder Morgan believes it has established adequate reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on Kinder Morgan's business, cash flows, financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The reader is directed to Note 17 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is in-corporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (A)     Exhibits

   27.1  Financial Data Schedule*

   *Included in SEC copy only.

   (B)     Reports on Form 8-K

   (1) Current Report on Form 8-K dated April 20, 2000 was filed pursuant to Items 2 and 7 of that form.

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


                                        KINDER MORGAN, INC.
                                        (Registrant)


August 14, 2000                         /s/ C. Park Shaper
                                        ----------------------------------
                                        C. Park Shaper
                                        Vice President and Chief Financial
                                        Officer(Principal Financial and
                                        Accounting Officer)

                          EXHIBIT INDEX

 27.1   Financial Data Schedule*

 *Included in SEC copy only.