Form 10-Q
period 2000-09-30
KINDER MORGAN INC
filed 2000-11-13
CIK 54502

Form 10-Q


=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000
                                       ------------------
                               or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ______to______

                  Commission File Number 1-6446

                       KINDER MORGAN, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

                    Kansas                            48-0290000
     -----------------------------------        -----------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

    500 Dallas, Suite 1000, Houston, Texas               77002
    --------------------------------------      -----------------------
       (Address of principal executive                (Zip Code)
                   offices)

Registrant's telephone number, including area code (713) 369-9000
                                                   --------------

-----------------------------------------------------------
  (Former name, former address and former fiscal year, if
                changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X    No___

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was:
Common Stock, $5 par value; outstanding 114,409,373 shares as of October 31, 2000.

              KINDER MORGAN, INC. AND SUBSIDIARIES
                            FORM 10-Q
                QUARTER ENDED SEPTEMBER 30, 2000


                            Contents


 PART I. FINANCIAL INFORMATION
                                                                   Page
 Item 1. Financial Statements (Unaudited)                          Number

            Consolidated Balance Sheets.......................        3-4
            Consolidated Statements of Income.................          5
            Consolidated Statements of Cash Flows.............          6
            Notes to Consolidated Financial Statements........       7-18

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............      18-30

 Item 3. Quantitative and Qualitative Disclosures About Market
           Risk...............................................         30

 PART II OTHER INFORMATION

 Item 1. Legal Proceedings....................................         30
 Item 6. Exhibits and Reports on Form 8-K.....................         30

 SIGNATURE....................................................         31

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands)

                                                  September 30,    December 31,
                                                       2000            1999
                                                  -------------   -------------
ASSETS:
 Current Assets:
 Cash and Cash Equivalents                        $    19,198     $    26,378
 Restricted Deposits                                      272              51
 Accounts Receivable                                  423,876         306,451
 Receivable from Kinder Morgan Energy Partners              -         330,000
 Inventories                                           49,300          50,328
 Gas Imbalances                                        54,263          51,024
 Other                                                 16,232          19,154
 Net Current Assets of Discontinued Operations         10,434          58,991
                                                  -----------     -----------
                                                      573,575         842,377
                                                  -----------     -----------

 Investments:
 Kinder Morgan Energy Partners                      1,707,470       1,791,768
 Other                                                149,271         126,103
                                                  -----------     -----------
                                                    1,856,741       1,917,871
                                                  -----------     -----------

 Property, Plant and Equipment                      6,188,089       6,167,251
 Less Accumulated Depreciation and Amortization       408,150         377,687
                                                  -----------     -----------
                                                    5,779,939       5,789,564
                                                  -----------     -----------

 Deferred Charges and Other Assets                    239,741         209,758

 Net Non-current Assets of Discontinued
   Operations                                          74,560         659,236
                                                  -----------     -----------

 Total Assets                                     $ 8,524,556     $ 9,418,806
                                                  ===========     ===========

The accompanying notes are an integral part of these statements.



<PAGE 4>

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands)


                                                     September 30,    December 31,
                                                          2000            1999
                                                     -------------   -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current Liabilities:
 Current Maturities of Long-term Debt                $         -     $     7,167
 Notes Payable                                                 -         574,400
 Accounts Payable                                        330,663         224,625
 Accrued Taxes                                            13,847          36,075
 Gas Imbalances                                           42,487          74,992
 Payable for Purchase of Thermo Companies                 15,000          44,320
 Reserve for Loss on Disposal of Discontinued
   Operations                                             17,181         535,630
 Other                                                   127,670         206,620
                                                     -----------     -----------
                                                         546,848       1,703,829
                                                     -----------     -----------
 Other Liabilities and Deferred Credits:
 Deferred Income Taxes                                 2,161,382       2,228,553
 Other                                                   231,196         242,926
                                                     -----------     -----------
                                                       2,392,578       2,471,479
                                                     -----------     -----------

 Long-term Debt                                        3,560,547       3,293,326
                                                     -----------     -----------

 Kinder Morgan-Obligated Mandatorily Redeemable
   Preferred Capital Trust Securities of
   Subsidiary Trusts Holding Solely Debentures
   of Kinder Morgan                                      275,000         275,000
                                                     -----------     -----------

 Minority Interests in Equity of Subsidiaries              7,396           9,331
                                                     -----------     -----------

 Stockholders' Equity:
 Common Stock-
   Authorized - 150,000,000 Shares, Par Value
     $5 Per Share
   Outstanding - 114,352,762 and 112,665,977
     Shares, Respectively, After Deducting 131,594
     and 172,402 Shares Held in Treasury                 572,422         564,192
 Additional Paid-in Capital                            1,188,072       1,203,008
 Retained Deficit                                        (15,143)        (95,615)
 Other                                                    (3,164)         (5,744)
                                                     -----------     -----------
 Total Stockholders' Equity                            1,742,187       1,665,841
                                                     -----------     -----------

 Total Liabilities and Stockholders' Equity          $ 8,524,556     $ 9,418,806
                                                     ===========     ===========

The accompanying notes are an integral part of these statements.



<PAGE 5>

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands except Per Share Amounts)


                                                 Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                             -----------------------     -----------------------
                                                 2000          1999          2000          1999
                                             ----------    ----------    ----------    ----------
 Operating Revenues:
   Natural Gas Sales                         $  578,898    $  299,191    $1,250,686    $  736,854
   Natural Gas Transportation and Storage       138,306       173,530       443,546       552,934
   Other                                         31,859        23,961        85,187        65,888
                                             ----------    ----------    ----------    ----------
 Total Operating Revenues                       749,063       496,682     1,779,419     1,355,676
                                             ----------    ----------    ----------    ----------

 Operating Costs and Expenses:
   Gas Purchases and Other Costs of Sales       576,370       318,291     1,233,715       772,517
   Operations and Maintenance                    38,391        38,559       117,927       125,744
   General and Administrative                    14,553        26,825        42,701        72,060
   Depreciation and Amortization                 27,012        31,674        80,784       119,664
   Taxes, Other Than Income Taxes                 7,241         8,938        20,926        25,753
   Merger-related Costs                               -        10,962             -        10,962
                                             ----------    ----------    ----------    ----------
 Total Operating Costs and Expenses             663,567       435,249     1,496,053     1,126,700
                                             ----------    ----------    ----------    ----------

 Operating Income                                85,496        61,433       283,366       228,976
                                             ----------    ----------    ----------    ----------

 Other Income and (Deductions):
   Kinder Morgan Energy Partners:
     Equity in Earnings                          34,562             -        99,287             -
     Amortization of Excess Investment           (6,927)            -       (21,366)            -
   Equity in Earnings (Losses) of Other
     Equity Investments                          (1,783)        1,783        (7,399)       12,312
   Interest Expense, Net                        (61,594)      (61,410)     (184,463)     (187,223)
   Minority Interests                            (5,975)       (6,062)      (18,012)      (18,626)
   Other, Net                                       588        13,906        11,152        33,699
                                             ----------    ----------    ----------    ----------
 Total Other Income and (Deductions)            (41,129)      (51,783)     (120,801)     (159,838)
                                             ----------    ----------    ----------    ----------

 Income from Continuing Operations
   Before Income Taxes                           44,367         9,650       162,565        69,138
 Income Taxes                                    17,739         3,764        65,026        26,964
                                             ----------    ----------    ----------    ----------
 Income from Continuing Operations               26,628         5,886        97,539        42,174
                                             ----------    ----------    ----------    ----------
 Discontinued Operations, Net of Tax:
    Loss from Discontinued Operations                 -        (8,925)            -       (40,499)
    Loss on Disposal of Discontinued
      Operations                                      -       (11,479)            -       (11,479)
                                             ----------    ----------    ----------    ----------
 Total Loss From Discontinued Operations              -       (20,404)            -       (51,978)
                                             ----------    ----------    ----------    ----------

 Net Income (Loss)                               26,628       (14,518)       97,539        (9,804)
 Less - Preferred Dividends                           -             -             -           129
 Less - Premium Paid on Preferred Stock
   Redemption                                         -             -             -           350
                                             ----------    ----------    ----------    ----------
 Earnings (Loss) Available For Common Stock  $   26,628    $  (14,518)   $   97,539    $  (10,283)
                                             ==========    ==========    ==========    ==========

 Number of Shares Used in Computing Basic
   Earnings Per Common Share (Thousands)        114,461        70,914       113,906        70,363
                                             ==========    ==========    ==========    ==========
 Basic Earnings (Loss) Per Common Share:
   Continuing Operations                     $     0.23    $     0.08    $     0.86    $     0.59
   Discontinued Operations                            -         (0.12)            -         (0.58)
   Loss on Disposal of Discontinued
     Operations                                       -         (0.16)            -         (0.16)
                                             ----------    ----------    ----------    ----------
 Total Basic Earnings (Loss) Per Common
   Share                                     $     0.23    $    (0.20)   $     0.86    $    (0.15)
                                             ==========    ==========    ==========    ==========
 Number of Shares Used in Computing Diluted
   Earnings Per Common Share (Thousands)        116,177        70,986       114,686        70,441
                                             ==========    ==========    ==========    ==========
 Diluted Earnings (Loss) Per Common Share:
   Continuing Operations                     $     0.23    $     0.08    $     0.85    $     0.59
   Discontinued Operations                            -         (0.12)            -         (0.58)
   Loss on Disposal of Discontinued
     Operations                                       -         (0.16)            -         (0.16)
                                             ----------    ----------    ----------    ----------
 Total Diluted Earnings (Loss) Per Common
   Share                                     $     0.23    $    (0.20)   $     0.85    $    (0.15)
                                             ==========    ==========    ==========    ==========

 Dividends Per Common Share                  $     0.05    $     0.20    $     0.15    $     0.60
                                             ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                           2000          1999
                                                       -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from Continuing Operations                     $   97,539    $   42,174
 Adjustments to Reconcile Income from Continuing
   Operations to Net Cash Flows from Operating
   Activities:
      Depreciation and Amortization                        80,784       119,664
      Deferred Income Taxes                                58,417        (1,994)
      Equity in Earnings of Kinder Morgan Energy
       Partners                                           (77,921)            -
      Distributions from Kinder Morgan Energy Partners     84,315             -
      Deferred Purchased Gas Costs                          2,329         5,800
      Net Gains on Sales of Facilities                     (2,130)      (30,908)
      Changes in Other Working Capital Items               (3,225)     (108,007)
      Changes in Deferred Revenues                         (3,573)      (11,665)
      Other Non-cash Charges and Credits to Income        (16,486)      (11,078)
      Other, Net                                          (21,181)      (18,727)
                                                       ----------    ----------
      Net Cash Flows Provided by (Used in) Continuing
        Operations                                        198,868       (14,741)
      Net Cash Flows Provided by (Used in)
        Discontinued Operations                          (102,374)      138,288
                                                       ----------    ----------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES           96,494       123,547
                                                       ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                                     (74,114)      (60,631)
 Proceeds from Sales to Kinder Morgan Energy Partners     330,000             -
 Acquisitions                                             (19,412)      (35,000)
 Investments                                              (41,712)      (25,393)
 Sale of Tom Brown, Inc. Stock                             14,864        28,650
 Sale of U.S. Government Securities                             -     1,092,415
 Proceeds from Sales of Other Assets                       11,415        89,701
                                                       ----------    ----------
 Net Cash Flows Provided by Continuing Investing
   Activities                                             221,041     1,089,742
 Net Cash Flows Provided by (Used in) Discontinued
   Investing Activities                                   126,440       (51,686)
                                                       ----------    ----------
 NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES          347,481     1,038,056
                                                       ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term Debt, Net                                    (313,200)   (1,113,146)
 Long-term Debt Retired                                    (1,622)       (5,167)
 Premium Equity Participating Securities Contract Fee        (654)       (1,097)
 Common Stock Issued                                       15,022         5,590
 Other Financing                                         (133,409)            -
 Preferred Stock Redeemed                                       -        (7,350)
 Treasury Stock Issued                                        997           236
 Treasury Stock Acquired                                      (18)         (545)
 Cash Dividends, Common and Preferred                     (17,068)      (42,458)
 Minority Interests, Net                                   (1,203)          934
                                                       ----------    ----------
 NET CASH FLOWS USED IN FINANCING ACTIVITIES             (451,155)   (1,163,003)
                                                       ----------    ----------

 Net Decrease in Cash and Cash Equivalents                 (7,180)       (1,400)
 Cash and Cash Equivalents at Beginning of Period          26,378        16,247
                                                       ----------    ----------
 Cash and Cash Equivalents at End of Period            $   19,198    $   14,847
                                                       ==========    ==========

For supplemental cash flow information, see Note 8.
The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General
     -------

In October 1999, K N Energy, Inc., a Kansas corporation, acquired Kinder Morgan, Inc., a Delaware corporation, referred to in these Notes as Kinder Morgan Delaware. K N Energy, Inc. then changed its name to Kinder Morgan, Inc. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 1999 Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

2.   Business Combination
     --------------------

On October 7, 1999, we completed our acquisition of Kinder Morgan Delaware, the sole stockholder of the general partner of Kinder Morgan Energy Partners, L.P. Kinder Morgan Energy Partners, the nation's largest pipeline master limited partnership, owns and operates product pipelines, bulk terminals, natural gas pipelines and certain other businesses. Kinder Morgan Energy Partners' 1999 Form 10-K contains additional information on its businesses and assets. We issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. This transaction was a purchase for accounting purposes, with the assets acquired and liabilities assumed recorded at their respective estimated fair market values as of the acquisition date. We began including the assets, liabilities and results of operations of Kinder Morgan Delaware with ours beginning with the October 1999 acquisition. Our 1999 Form 10-K contains additional information on this acquisition.

The   following  pro  forma  information  gives  effect  to   our
acquisition  of  Kinder  Morgan  Delaware  as  if  the   business
combination had occurred January 1, 1999. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements and with the financial statements and other financial information included in our 1999 Form 10-K. This pro forma information does not necessarily indicate the financial results that would have occurred if this acquisition had taken place on the date indicated, nor should it necessarily be viewed as an indicator of future financial results.

                                                       Nine Months Ended
Unaudited Pro Forma Financial Information              September 30, 1999
-----------------------------------------          -------------------------
                                                      (Dollars In Millions
                                                   Except Per Share Amounts)


Operating Revenues                                       $    3,748.4
Net Loss                                                 $       (2.3)
Diluted Loss Per Common Share                            $      (0.02)
Number of Shares Used in Computing Diluted Loss
   Per Common Share (In Thousands)                            112,124

3.   Accounting for Certain Equity Transactions by Affiliates
     --------------------------------------------------------

We account for our investment in Kinder Morgan Energy Partners (among other entities) under the equity method of accounting. In each accounting period, we record our share of these investees' earnings, and amortize any "excess" investment. We adjust the amount of our excess investment when an equity method investee or a consolidated subsidiary issues additional equity (or reacquires equity shares) in any manner which alters our ownership percentage. Differences between the per unit sales proceeds from these equity issuances (or reacquisitions) and our underlying book basis, as well as the pro rata portion of the excess investment (including associated deferred taxes) which must be written off, are recorded directly to paid-in capital rather than being recognized as gains or losses.


4.   Change in Accounting Estimate
     -----------------------------

Based on a study of the useful lives of the underlying assets by an independent third party, in July 1999, we changed our depreciation rates associated with a portion of our property, plant, and equipment acquired from MidCon Corp. in early 1998. This change decreased "Depreciation and Amortization" by approximately $9.7 million and $29.0 million for the quarter and nine months ended September 30, 2000, respectively, and increased "Income from Continuing Operations" and "Net Income" by approximately $5.8 million ($0.05 per diluted share) and $17.4 million ($0.15 per diluted share) for the quarter and nine months ended September 30, 2000, respectively, in comparison to the amounts we would have recorded using the previous depreciation rates.

5.   Investments and Sales
     ---------------------

On October 4, 2000, we announced that we intended to contribute approximately $300 million of assets to Kinder Morgan Energy Partners. The largest asset we intend to contribute is Kinder Morgan Texas Pipeline, Inc. We will also contribute the Casper and Douglas Natural Gas Gathering and Processing Systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. As consideration for the sale, we will receive approximately $300 million, 50 percent in cash and 50 percent in Kinder Morgan Energy Partners limited partnership units. We expect this transaction to close during the fourth quarter.

In August 2000, Kinder Morgan Power Company, one of our wholly owned subsidiaries, announced plans to build a 550-megawatt electric power plant in Jackson, Michigan. All necessary regulatory permits and approvals have been obtained, and construction on the $250 million natural gas-fired plant has begun. The plant is expected to begin producing power in June 2002. In May 2000, Kinder Morgan Power announced another 550-megawatt facility which is currently being constructed near Little Rock, Arkansas.

In April 2000, Kinder Morgan Energy Partners issued 4.5 million limited partnership units in a public offering at a price of $39.75 per unit, receiving total net proceeds (after underwriting discount) of $171.3 million. We did not acquire any of these units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 19.9% to approximately 18.6% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $6.1 million and reducing (i) our excess investment in Kinder Morgan Energy Partners by $81.1 million, (ii) associated accumulated deferred income taxes by $30.0 million, (iii) paid-in capital by $45.0 million and (iv) the monthly amortization of the excess investment by approximately $176 thousand (see Note 3).

On December 30, 1999, we entered into a contribution agreement with several of our wholly owned subsidiaries and Kinder Morgan Energy Partners. As a result, effective as of December 31, 1999, we contributed all of our interests in the following to Kinder Morgan Energy Partners: (i) our wholly owned subsidiary, Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), (ii) our wholly owned subsidiary, Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), which owns a one-third interest in Trailblazer Pipeline Company and
(iii) our 49% interest in Red Cedar Gathering Company.

On September 30, 1999, we sold (to an unaffiliated party) our interests in Stingray Pipeline Company, L.L.C., an offshore pipeline that gathers natural gas, and West Cameron Dehydration Company, L.L.C., which dehydrates natural gas for shippers on the Stingray Pipeline. On June 30, 1999, we sold our interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. These two sales yielded total cash proceeds of approximately $75 million, resulted in a total pretax gain of approximately $28.9 million, and substantially eliminated our investment in offshore assets.

On September 3, 1999, we sold 1,000,000 shares of preferred stock of Tom Brown, Inc. for approximately $29 million in cash, realizing a gain of $2.2 million (approximately $1.3 million after tax, or $0.02 per diluted share).

Additional   information  on  these  and  other   investment/sale
transactions is included in our 1999 Form 10-K. Note 6 contains information regarding sales of assets and businesses included in discontinued operations.

6.   Discontinued Operations
     -----------------------

During the third quarter of 1999, we adopted and implemented a plan to discontinue our direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through our en*able joint venture with PacifiCorp. During the fourth quarter of 1999, we adopted and implemented plans to discontinue the following lines of business: gathering and processing of natural gas, providing field services to natural gas producers, commodity marketing of natural gas and natural gas liquids, international operations and West Texas pipelines. The accounting for the discontinuance of these businesses is further described in Note 6 of Notes to Consolidated Financial Statements included in our 1999 Form 10-K. The estimated loss associated with discontinuing these businesses remains subject to uncertainty with respect to the ultimate proceeds to be received from the sale and the pre-disposal operation of these assets (among other factors) and, accordingly, the actual loss may differ materially from the estimate recorded as of December 31, 1999. Any such difference will be recognized in the period in which it is probable and estimable, and will be classified in the same manner as the original estimated loss.

Summarized financial data of discontinued operations are as follows:

                                           Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                        ------------------------  ------------------------
                                           2000         1999         2000         1999
                                        -----------  -----------  -----------  -----------
                                                          (In Thousands)
Income Statement Data
---------------------
Operating Revenues:
   Commodity Marketing                  $        -   $1,110,755   $  580,159   $2,608,987
   Gathering and Processing                 86,847      166,855      400,572      430,268
   West Texas Pipelines                          -       16,679        8,336       47,221
   International Operations                  1,498          425        4,381        1,096

Loss From Discontinued Operations,
 Net of Tax Benefit:
   Commodity Marketing, net of $2,750
     and $8,875 of tax                           -   $   (4,301)           -   $  (13,881)
   Gathering and Processing, net of
     $515 and $8,315 of tax                      -         (805)           -      (13,005)
   West Texas Pipelines, net of $1,162
     and $3,964 of tax                           -       (1,817)           -       (6,200)
   International Operations, net of
     $417 and $590 of tax                        -         (652)           -         (922)
   en*able/Orcom, net of $863 and
     $4,150 of tax                               -       (1,350)           -       (6,491)
                                                     ----------                ----------
                                                     $   (8,925)               $  (40,499)
                                                     ==========                ==========

                                                    September 30, 2000
                                        -------------------------------------------
                                        Gathering and  International
                                         Processing     Operations        Total
                                        -------------  -------------  -------------
Balance Sheet Data                                    (In Thousands)
------------------
Net Current Assets of Discontinued Operations:
  Cash and Cash Equivalents               $    5,093     $    2,617     $    7,710
  Restricted Deposits                         12,198              -         12,198
  Accounts Receivable                         58,631          2,356         60,987
  Inventories                                    196          1,164          1,360
  Gas Imbalances Receivable                   12,899              -         12,899
  Other Current Assets                         3,450            534          3,984
  Accounts Payable                           (71,628)        (2,592)       (74,220)
  Accrued Taxes                               (4,071)            (4)        (4,075)
  Gas Imbalances Payable                      (3,114)             -         (3,114)
  Other Current Liabilities                   (3,688)        (3,607)        (7,295)
                                          ----------     ----------     ----------
                                          $    9,966     $      468     $   10,434
                                          ==========     ==========     ==========
Net Non-current Assets of Discontinued Operations:
  Investments                             $   37,677     $   10,040     $   47,717
  Property, Plant and Equipment, Net         120,398         10,950        131,348
  Deferred Charges                            (9,297)         7,960         (1,337)
  Deferred Income Taxes                      (49,535)           780        (48,755)
  Minority Interests in Equity of
    Subsidiaries                             (53,646)          (767)       (54,413)
                                          ----------     ----------     ----------
                                          $   45,597     $   28,963     $   74,560
                                          ==========     ==========     ==========


In our 1999 Form 10-K and our Form 10-Qs filed for the first and second quarters of 2000, we provided information on the progress made in disposing of our discontinued businesses. On October 30, 2000, we announced that we had entered into a definitive agree-ment with Tom Brown, Inc. to distribute all the assets of the Wildhorse Energy Partners, LLC joint venture to the members in anticipation of dissolution of the joint venture. Formed in 1996, Wildhorse is owned 55 percent by us and 45 percent by Tom Brown. Wildhorse will distribute all of the gathering and pro-cessing assets to Tom Brown and we will receive the Wolf Creek storage facility and cash in a transaction expected to close on or before November 30, 2000. The remaining assets associated with discontinued operations, representing a relatively small percent-age of the total operations discontinued as of December 31, 1999, are in various stages of the disposition process. Our divest-iture process is expected to be substantially completed during 2000.

7.   Accounts Receivable Sales Facility
     ----------------------------------

In September 1999, certain of our wholly owned subsidiaries entered into a five-year agreement to sell their accounts receivable in a transaction accounted for as a sale. This transaction and the associated accounting is discussed in our
1999 Form 10-K. We received $150 million in proceeds from the sale of receivables on September 30, 1999. In the first quarter of 2000, we reduced our participation in this receivable sale program by $124.9 million, principally as a result of the then-pending disposition of our wholesale gas marketing business. On April 25, 2000, we repaid the residual balance and terminated this agreement.

8.   Supplemental Cash Flow Information
     ----------------------------------

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows Provided by Operating Activities" in the accompanying
Consolidated Statements of Cash Flows includes, among other things, equity in undistributed earnings or losses of unconsolidated subsidiaries (other than Kinder Morgan Energy Partners) and joint ventures.

                                                      Nine Months Ended
                                                        September 30,
                                                  --------------------------

                                                     2000           1999
                                                  -----------    -----------
                                                        (In Thousands)
CHANGES IN OTHER WORKING CAPITAL ITEMS
  (Net of Effects of Acquisitions and Sales)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable                               $   (2,518)    $   24,769
Materials and Supplies Inventory                      (1,688)           912
Gas in Underground Storage - Current                  (5,463)        (4,788)
Other Current Assets                                 (30,169)       (17,638)
Accounts Payable                                      89,406        (90,338)
Other Current Liabilities                            (52,793)       (20,924)
                                                  ----------     ----------
                                                  $   (3,225)    $ (108,007)
                                                  ==========     ==========
 SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Period for:
   Interest, Net of Amount Capitalized            $  224,261     $  250,598
                                                  ==========     ==========
   Distributions on Preferred Capital Trust
     Securities                                   $   10,956     $   10,956
                                                  ==========     ==========
   Income Taxes                                   $    7,141     $    5,449
                                                  ==========     ==========


9.   Business Segments
     -----------------

In accordance with the manner in which we currently manage our businesses, including the allocation of capital and evaluation of business unit performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain associated entities, referred to as Natural, a major interstate natural gas pipeline system; (2) Kinder Morgan Texas Pipeline and certain associated entities, referred to as Kinder Morgan Texas, a major intrastate natural gas pipeline system; (3) Retail, the (largely regulated) distribution of natural gas to retail customers and (4) Power and Other, the generation and sale of electric power, together with various other activities not constituting business segments. Prior to our December 31, 1999 sale to Kinder Morgan Energy Partners (see Note 5), we also owned and operated Kinder Morgan Interstate. In October 2000, we announced that we would contribute several assets to Kinder Morgan Energy Partners, including Kinder Morgan Texas Pipeline. Additional information on this pending transaction is contained in Note 5 of the accompanying Notes to Consolidated Financial Statements.

The accounting policies we apply in the generation of segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 1999 Form 10-K, except that items below the "Operating Income" line are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance. In addition, certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. Intersegment sales are accounted for at market prices, while asset transfers are made at either market value or, in some instances, book value. As necessary for comparative purposes, prior period results and balances have been reclassified to conform to the current presentation.

BUSINESS SEGMENT INFORMATION (In Thousands)


                       Three Months Ended September 30, 2000        Three Months Ended September 30, 1999
                     ------------------------------------------   ------------------------------------------
                      Operating       Revenues                     Operating       Revenues
                    Income Before       From                     Income Before       From
                      Corporate       External     Intersegment    Corporate       External     Intersegment
                        Costs        Customers       Revenues        Costs        Customers       Revenues
                     ------------   ------------   ------------   ------------   ------------   ------------

Natural (NGPL)       $   82,305      $  172,160     $        -     $   78,805    $  154,341      $      190
Kinder Morgan
 Interstate (KMIGT)           -               -              -         14,543        21,382           7,273
Retail                    4,875          41,585              -         (1,399)       31,104              59
Kinder Morgan Texas
 (KMTP)                   3,957         515,694              -          1,726       275,975               -
Power and Other           8,912          19,624             49          5,545        13,880              49
                     ----------      ----------     ----------     ----------    ----------      ----------
  Consolidated          100,049      $  749,063     $       49         99,220    $  496,682      $    7,571
                                     ==========     ==========                   ==========      ==========
General and
 Administrative
 Expenses               (14,553)                                      (26,825)
Merger-related
 Costs                        -                                       (10,962)
                     ----------                                    ----------
Operating Income         85,496                                        61,433
Other Income and
 (Deductions)           (41,129)                                      (51,783)
                     ----------                                    ----------
Income from
 Continuing
 Operations Before
 Income Taxes        $   44,367                                    $    9,650
                     ==========                                    ==========


                        Nine Months Ended September 30, 2000         Nine Months Ended September 30, 1999
                    -----------------------------------------    -------------------------------------------
                      Operating       Revenues                     Operating       Revenues
                    Income Before       From                     Income Before       From
                      Corporate       External     Intersegment    Corporate       External     Intersegment
                        Costs        Customers       Revenues        Costs        Customers       Revenues
                    -------------  -------------  -------------  -------------  -------------  -------------
Natural (NGPL)       $  253,501     $  441,031     $      (18)     $  224,528     $  459,256     $    1,132
Kinder Morgan
 Interstate (KMIGT)           -              -              -          41,285         70,025         10,032
Retail                   30,993        146,171              -          14,714        137,164             64
Kinder Morgan Texas
 (KMTP)                  18,384      1,139,124              -          12,826        644,418              -
Power and Other          23,189         53,093             97          18,645         44,813            146
                     ----------     ----------     ----------      ----------     ----------     ----------
  Consolidated          326,067     $1,779,419     $       79         311,998     $1,355,676     $   11,374
                                    ==========     ==========                     ==========     ==========
General and
 Administrative
 Expenses               (42,701)                                      (72,060)
Merger-related
 Costs                        -                                       (10,962)
                     ----------                                    ----------
Operating Income        283,366                                       228,976
Other Income and
 (Deductions)          (120,801)                                     (159,838)
                     ----------                                    ----------
Income from
 Continuing
 Operations Before
 Income Taxes       $  162,565                                     $   69,138
                    ==========                                     ==========


                                                   Assets at September 30, 2000
                         --------------------------------------------------------------------------------
                                         Kinder
                                         Morgan                     Kinder         Power
                           Natural     Interstate      Retail    Morgan Texas    and Other     Consolidated
                         ------------ ------------  ------------ ------------  --------------  ------------
                                                          (In Thousands)
Continuing Operations    $5,505,690   $        -     $  405,476   $  327,491   $2,200,905 (1)   $8,439,562
Discontinued Operations                                                                             84,994
                                                                                                ----------
Consolidated                                                                                    $8,524,556
                                                                                                ==========
(1)Principally the investment in Kinder Morgan Energy Partners


GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States.

10.  Financing
     ---------

We have available a $500 million 364-day credit facility dated October 25, 2000 (which contains terms and covenants similar to our prior facility) and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program, and include covenants which are common in such arrangements. Our 1999 Form 10-K contains additional information concerning these covenants. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on our senior debt rating. We had no borrowings under our bank facilities at September 30, 2000 or at October 25, 2000. Because we have both the intent and the ability (through our five-year revolving credit facility) to re-finance our commercial paper borrowings and the current maturi-ties of our long-term debt on a long-term basis, these liabili-ties, totaling $269.4 million at September 30, 2000, have been included with "Long-term Debt" in the accompanying Consolidated Balance Sheet.

The commercial paper we issue, which is supported by the bank facilities, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at September 30, 2000 and October 25, 2000 was $261.2 million and $256.5 million, respectively. Our weighted-average interest rate on short-term borrowings outstanding at September 30, 2000 was 6.98 percent. Average short-term borrowings outstanding during the third quarter of 2000 were $240.3 million and our weighted-average interest rate was 6.78 percent. Average short-term borrowings outstanding during the first nine months of 2000 were $343.8 million and our weighted-average interest rate was 6.42 percent.

On October 19, 2000, our Board of Directors declared a common stock dividend of $0.05 per share payable on November 14, 2000 to shareholders of record as of October 31, 2000.

11.  Regulatory Matters
     ------------------

On July 17, 2000, Natural filed its Compliance Plan, including pro forma tariff sheets, pursuant to FERC's Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. Natural's filing is currently pending FERC action and any changes to its tariff provisions are not expected to take effect until after the entire Order 637 process is finished for all interstate pipelines.

On May 10, 2000, Chesapeake Panhandle Limited Partnership filed a complaint with the FERC against Natural, MidCon Gas Products Corp., MidCon Gas Services Corp., K N Energy, Inc. and us. The complaint alleges that Natural collected an unlawful gathering rate from Chesapeake for the period March 1998 through December 1999. Chesapeake is seeking a refund totaling $5.2 million. We have responded and denied the allegations. On July 27, 2000, the FERC issued an order commencing a preliminary non-public investigation into the complaint. We believe that we have meritorious defenses to the claim.

12.  Comprehensive Income
     --------------------

Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income, requires that enterprises report a total for comprehensive income. The only difference between "net income" and "comprehensive income" for us has been the unrealized gain or loss on our investment in available-for-sale securities which was recorded directly to stockholders' equity. During the quarter ended March 31, 2000, we sold our only remaining available-for-sale securities.

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                 ------------------------  ------------------------
                                    2000         1999         2000         1999
                                 -----------  -----------  -----------  -----------
                                               (Millions of Dollars)
Net Income                       $     26.6   $    (14.5)  $     97.5   $     (9.8)
Gain (Loss) From Available-for-
 Sale Securities                          -         (0.5)         1.6          2.5
                                 ----------   ----------   ----------   ----------
Comprehensive Income (Loss)      $     26.6   $    (15.0)  $     99.1   $     (7.3)
                                 ==========   ==========   ==========   ==========


13.  Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet these criteria, the Statement allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with trans-actions that receive hedge accounting.

The Statement is effective for fiscal years beginning after June 15, 2000. The Statement cannot be applied retroactively. The Statement must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998). We enter into derivatives contracts solely for the purpose of hedging exposures which accompany our normal business activities. Because (i) we currently report our derivatives at fair value in our consolidated balance sheets, (ii) the majority of our derivatives activities would be considered cash flow hedges under the Statement, (iii) the Statement provides for hedging accounting treatment for this use of derivatives and (iv) because we do not expect any material amount of hedge ineffectiveness, no material impact on our earnings or financial position is expected to result from adoption of the Statement.

14.  Interest Expense, Net
     ---------------------

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest"), (ii) in 1999, interest income related to government securities associated with the acquisition of MidCon Corp. (see Note 1(K) of Notes to Consolidated Financial Statements included in our 1999 Form 10-K) and (iii) in the first quarter of 2000, interest income attributable to our note receivable from Kinder Morgan Energy Partners associated with the sale of certain interests (see Note 5).

                       Three Months Ended          Nine Months Ended
                          September 30,              September 30,
                    ------------------------    ------------------------
                                       (In Thousands)

                        2000         1999           2000         1999
                    -----------  -----------    -----------  -----------

AFUDC - Interest      $   713      $   388        $ 1,710      $   699
Interest Income       $     -      $     -        $ 2,647      $   480

15.  Other, Net
     ----------

"Other, Net" as presented in the accompanying Consolidated Statement of Income for the three months ended September 30, 1999 principally consists of (i) an $11.4 million gain from the sale of certain offshore assets, and (ii) a $2.2 million gain from the sale of Tom Brown, Inc. Preferred Stock. For the nine months ended September 30, 1999, "Other, Net" principally consists of
(i) the $28.9 million gain from the sale of certain offshore assets and (ii) the $2.2 million gain from the sale of Tom Brown, Inc. Preferred Stock. "Other, Net" for the nine months ended September 30, 2000, principally consists of (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved and (iii) $1.3 million attributable to a gain from the sale of Tom Brown, Inc. Common Stock. Note 5 contains additional information on certain of these matters.

16.  Environmental and Legal Matters
     -------------------------------

(A)    Environmental Matters

On December 20, 1999, the U.S. Department of Justice (DOJ) filed a Complaint against Natural on behalf of the U.S. Environmental Protection Agency (EPA) in the Federal District Court of Colorado, Civil Action 99-S-2419. The Complaint alleged that Natural failed to obtain all of the necessary air quality permits in 1979 when it constructed the Akron Compressor Station, which consisted of three compressor engines in Weld County, Colorado. Natural and the EPA, through the DOJ, have reached a tentative settlement of this issue. The EPA has agreed to dismiss all allegations and claims upon completion of the terms of the settlement.

Based on current information, we do not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on our business, cash flows, financial position or results of operations. In addition, the clean-up programs in which we are engaged are not expected to interrupt or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

See  Note  9(A) of Notes to Consolidated Financial Statements  in
our   1999   Form  10-K  for  additional  information   regarding
environmental matters.

(B)    Litigation Matters

"K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al," Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado and several of its affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit stems from Questar's failure to support the TransColorado partnership, together with its decision to seek regulatory approval for a project that competes with the Partnership, in breach of its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against us and certain of our entities for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims.

"Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc.," Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an exist-ing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribu-tion and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. No trial date has been set.

"Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc.," Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of gas, mismeasured gas, delayed his development of gas reserves, and other claims arising out of a contract to purchase gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his gas. This ruling followed an appellate decision which was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted gas from a prior purchase. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same gas to interstate com-merce. The background of that proceeding is described in the immediately following paragraph. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. The action in Colorado remains stayed pending final resolution of the FERC proceeding.

"Jack J. Grynberg v. Rocky Mountain Natural Gas Company," Docket No. GP91-8-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to in the immediately preceding paragraph. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. Grynberg filed exceptions to this Initial Decision. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. In April 2000, we, together with the other parties, filed for rehearing.

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

"Quinque Operating Company, et. al. v. Gas Pipelines, et. al.," Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases.

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

"K N  Energy,  Inc.,  et  al. v. James P.  Rode  and  Patrick  R.
McDonald," Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against us and the individuals with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: "James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al.," Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. This Complaint is now the subject of a motion to dismiss filed by defendants. The case has been stayed pending the outcome of these motions. A third related class action case styled," Adams vs. Kinder Morgan, Inc., et. al.," Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certi-fied. We have filed a motion to dismiss this case, and the case has been stayed pending the resolution of this motion.

We believe that we have meritorious defenses to all lawsuits and legal proceedings in which we are defendants and will vigorously defend against them. Based on our evaluation of the above matters, and after consideration of reserves established, we believe that the resolution of such matters will not have a material adverse effect on our business, financial position or results of operations.

See Note 9(B) of Notes to Consolidated Financial Statements of our 1999 Form 10-K for additional information regarding legal matters.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
-------

The following discussion should be read together with (i) the accompanying consolidated financial statements and related notes and (ii) the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1999 Form 10-K. For various reasons, including seasonal variations in energy demand and prices, the interim results that follow may not directly suggest what level of earnings to expect for an entire year. In addition, certain previously reported amounts have been placed under different captions in the finan-cial statements in order to report them where comparable items are currently recorded.

We have both acquired and disposed of assets and businesses in the recent past. In October 2000, we announced our intention to contribute several assets to Kinder Morgan Energy Partners, including Kinder Morgan Texas Pipeline. These changes in the makeup of our portfolio of businesses may affect the comparison of operating results and financial position between periods. Our 1999 Form 10-K and Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements contain more information on these transactions.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the overall Company into business segments so that performance can be effectively monitored and reported for a limited number of discrete units. Currently, we report our operations in the following segments:


Business Unit                      Business Conducted              Referred to As:
-------------                      ------------------              ---------------
Natural Gas Pipeline Company of    Major interstate natural        Natural
   America and certain affiliates  gas pipeline system

Kinder Morgan Texas Pipeline and   Major intrastate natural gas    Kinder Morgan Texas
   certain affiliates              pipeline system

Retail Natural Gas Distribution    The regulated sale of natural   Retail
                                   gas to residential, commercial
                                   and industrial customers

Power Generation and Other         The construction and operation  Power and Other
                                   of electric generation
                                   facilities, together with
                                   other activities not
                                   constituting business segments


We also owned and operated Kinder Morgan Interstate Gas Trans-mission LLC, an interstate natural gas pipeline system, re-ferred to in this report as Kinder Morgan Interstate, until it was sold to Kinder Morgan Energy Partners in December 1999. That sale transaction, which also included interests in two joint ventures, is discussed in our 1999 Form 10-K.

Certain information contained in this report may include "for-ward-looking statements" within the meaning of the Private Secur-ities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should" or similar expressions are used, we are making forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, the ability to achieve cost savings and revenue growth, national, international, regional and local economic, competitive and regulatory conditions and developments, technological developments, capital market condi-tions, inflation rates, interest rates, the political and eco-nomic stability of oil producing nations, energy markets, weather conditions, business and regulatory or legal decisions, the pace of deregulation of retail natural gas and electricity, the timing and extent of changes in commodity prices for oil, natural gas, natural gas liquids, electricity and certain agricultural pro-ducts, the timing and success of business development efforts, and other uncertainties, all of which are difficult to predict and many of which are beyond our control. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securi-ties Litigation Reform Act of 1995.


Consolidated Financial Results
------------------------------

                            Three Months Ended September 30,       Nine Months Ended September 30,
                          -----------------------------------    -----------------------------------
                                                    Increase                               Increase
                             2000         1999     (Decrease)       2000         1999     (Decrease)
                          -----------  ----------- -----------   -----------  ----------- -----------
                                            (In Thousands Except Per Share Amounts)
Operating Revenues        $  749,063   $  496,682  $  252,381    $1,779,419   $1,355,676  $  423,743
Gross Margin                 172,693      178,391      (5,698)      545,704      583,159     (37,455)
General and
 Administrative Expenses      14,553       26,825     (12,272)       42,701       72,060     (29,359)
Merger-related Costs             N/A       10,962         N/A           N/A       10,962         N/A
Operating Income              85,496       61,433      24,063       283,366      228,976      54,390
Income From Continuing
  Operations                  26,628        5,886      20,742        97,539       42,174      55,365
Loss From Discontinued
  Operations, Net of Tax        N/A       (20,404)       N/A           N/A       (51,978)       N/A
Diluted Earnings (Loss)
  Per Share:
    Continuing Operations       0.23         0.08        0.15          0.85         0.59        0.26
    Discontinued
     Operations                 N/A         (0.28)       N/A           N/A         (0.74)       N/A


Our results for the quarter ended September 30, 2000, reflect an increase of $252.4 million (50.8%) in operating revenues, a decrease of $5.7 million (3.2%) in gross margin and an increase of $24.1 million (39.2%) in operating income from the third quarter of 1999. Operating results for 2000 do not include revenues, costs and expenses of Kinder Morgan Interstate, which was sold to Kinder Morgan Energy Partners effective December 31, 1999. The increase in operating revenues is due to increased revenues at all operating segments, principally Kinder Morgan Texas, partially offset by the absence of Kinder Morgan Interstate revenues in the third quarter of 2000. The decline in gross margin principally reflects the sale of Kinder Morgan Interstate. General and administrative expenses decreased from $26.8 million in the third quarter of 1999 to $14.5 million in the third quarter of 2000, a decrease of $12.3 million (45.7%) due to cost reductions implemented following the business combination with Kinder Morgan Delaware as we discussed in our 1999 Form 10-K. These cost reductions principally resulted from reductions in headcount and employee-related expenses, consoli-dation of facilities and other efficiencies associated with implementation of the plan for combining the two entities. The increased operating income, which occurred despite the sale of Kinder Morgan Interstate, reflects improved third-quarter 2000 performance by several operating segments as discussed following.

Our results for the nine months ended September 30, 2000, reflect an increase of $423.7 million (31.3%) in operating revenues, a decrease of $37.5 million (6.4%) in gross margin and an increase of $54.4 million (23.8%) in operating income from the corresponding period of 1999. Operating results for 2000 do not include revenues, costs and expenses of Kinder Morgan Interstate, which was sold to Kinder Morgan Energy Partners effective December 31, 1999. The increase in operating revenues is due to increased revenues at all operating segments, principally Kinder Morgan Texas, partially offset by the absence of Kinder Morgan Interstate revenues in 2000 results. The decline in gross margin principal-ly reflects the sale of Kinder Morgan Interstate. General and administrative expenses decreased from $72.1 million in the first nine months of 1999 to $42.7 million in the first nine months of 2000, a decrease of $29.4 million (40.7%) due to cost reduction measures implemented following the business combination with Kinder Morgan Delaware. The increased operating income, which occurred despite the sale of Kinder Morgan Interstate, reflects improved 2000 performance by several operating segments as dis-cussed following.

The  operating results by individual segment and explanations  of
significant  variances  in  results  which  follow   are   before
intersegment eliminations.

                                    Three Months Ended September 30,     Nine Months Ended September 30,
 Natural Gas Pipeline Company       ---------------------------------   ---------------------------------
 ----------------------------                               Increase                            Increase
   of America                          2000        1999    (Decrease)      2000       1999     (Decrease)
   ----------                       ----------  ---------- ----------   ---------- ----------  ----------
                                                  (In Thousands Except Systems Throughput)
 Operating Revenues:
   Transportation and Storage       $ 114,529   $ 130,732  $ (16,203)   $ 373,821  $ 416,967   $ (43,146)
   Other                               57,632      23,799     33,833       67,193     43,421      23,772
                                    ---------   ---------  ---------    ---------  ---------   ---------
 Total Operating Revenues             172,161     154,531     17,630      441,014    460,388     (19,374)
                                    ---------   ---------  ---------    ---------  ---------   ---------

 Operating Costs and Expenses:
   Gas Purchases and Other Costs
    of Sales                           49,772      35,283     14,489       64,794     82,667     (17,873)
   Operations and Maintenance          13,945      13,545        400       44,348     48,031      (3,683)
   Depreciation and Amortization       21,021      21,082        (61)      63,336     88,270     (24,934)
   Taxes, Other Than Income Taxes       5,118       5,816       (698)      15,035     16,892      (1,857)
                                    ---------   ---------  ---------    ---------  ---------   ---------
 Total Operating Expenses              89,856      75,726     14,130      187,513    235,860     (48,347)
                                    ---------   ---------  ---------    ---------  ---------   ---------

 Operating Income Before Corporate
   Costs                            $  82,305   $  78,805  $   3,500    $ 253,501  $ 224,528   $  28,973
                                    =========   =========  =========    =========  =========   =========

 Systems Throughput (Trillion
   Btus)                                323.5       330.4       (6.9)     1,101.6     1091.2        10.4
                                    =========   =========  =========    =========  =========   =========


Natural's operating income before corporate costs increased by $3.5 million (4.4%) in the third quarter of 2000 from the third quarter of 1999. Operating results for 2000 were positively affected, relative to 1999, by (i) higher operational gas sales revenue due primarily to higher gas prices and increased operational efficiency and (ii) reduced ad valorem taxes. These positive effects were partially offset by (i) reduced 2000 revenues due to sales of certain gathering assets and offshore laterals (see Note 5 of the accompanying Notes to Consolidated Financial Statements) and (ii) decreased 2000 unit revenues largely attributable to both existing and planned competing pipeline capacity (with the attendant reduced value of transportation) in the upper Midwest, Natural's principal market area; although, as discussed in our 1999 Form 10-K and in our Form 10-Qs for the first two quarters of 2000, Natural continues to experience success in retaining existing customers and acquiring new customers.

Natural's operating income before corporate costs increased $29.0 million (12.9%) in the nine months ended September 30, 2000 from the corresponding period in 1999. Year-to-date 2000 results were affected positively, relative to 1999, by the same factors affecting the third quarter, as discussed preceding. In addition, results for 2000 were positively affected by (i) a reduction in amortization resulting from the July 1999 change in amortization rates (see Note 4 of the accompanying Notes to Consolidated Financial Statements), (ii) increased 2000 storage activity, (iii) favorable gas imbalance resolutions in 2000 and
(iv) reduced 2000 operations and maintenance expenses due to successful cost control measures. Year-to-date 2000 results were negatively affected, relative to 1999, by the absence, in 2000, of revenues from assets that were sold and reduced 2000 unit revenues due to market conditions as discussed in the previous paragraph.

In  July  2000,  Natural  entered into agreements  with  Northern
Indiana Public Service ("NIPSCO"), a subsidiary of NiSource, Inc., to extend the terms of its firm natural gas transportation and storage services. The agreements total 295,100 MMBtus per day of capacity beginning December 1, 2000 and December 1, 2001 and continuing through November 30, 2002. Natural and NIPSCO also extended the terms of two storage agreements totaling 10.5 Bcf of capacity beginning December 1, 2000 and April 1, 2001 and continuing through March 31, 2003.

In September 2000, Natural announced that the Federal Energy Regulatory Commission would support issuing the certificate of public convenience and necessity to construct and operate the Horizon pipeline. Final certification awaits a pending environmental review. The Horizon Pipeline Company, a joint venture of Natural and Nicor Inc., has proposed to construct 28.5 miles of 36-inch diameter pipe and 8,900 horsepower of compression facilities and lease 380 MDth per day of firm capacity on 42 miles of existing pipeline from Natural. The new facilities and leased capacity would allow Horizon to transport 380 MDth of natural gas per day from near Joliet into McHenry County, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and an existing Natural pipeline. Construction on the $75 million pipeline is expected to begin in the summer of 2001, with completion projected in the spring of 2002. Nicor Gas has committed to transport 300 MDth per day on the pipeline.


                                              Three Months Ended    Nine Months Ended
 Kinder Morgan Interstate Gas Transmission    September 30, 1999   September 30, 1999
 -----------------------------------------    ------------------   ------------------
                                                    (In Thousands Except Systems
                                                            Throughput)
 Operating Revenues:
   Transportation and Storage                     $    28,517          $    79,753
   Other                                                  138                  304
                                                  -----------          -----------
 Total Operating Revenues                              28,655               80,057
                                                  -----------          -----------

 Operating Costs and Expenses:
   Gas Purchases and Other Costs of Sales               2,992                3,683
   Operations and Maintenance                           4,844               16,291
   Depreciation and Amortization                        5,210               15,364
   Taxes, Other Than Income Taxes                       1,066                3,434
                                                  -----------          -----------
 Total Operating Expenses                              14,112               38,772
                                                  -----------          -----------

 Operating Income Before Corporate Costs          $    14,543          $    41,285
                                                  ===========          ===========


 Systems Throughput (Trillion Btus)                      52.3                155.6
                                                  ===========          ===========

In December 1999, we contributed Kinder Morgan Interstate and Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), as well as our interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements).


                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                    ---------------------------------   ---------------------------------
                                                            Increase                            Increase
 Retail                                2000        1999    (Decrease)      2000       1999     (Decrease)
 ------                             ----------  ---------- ----------   ---------- ----------  ----------
                                                  (In Thousands Except Systems Throughput)
 Operating Revenues:
   Gas Sales                        $  26,035   $  17,073  $   8,962    $ 103,094  $  94,747   $   8,347
   Transportation                      11,356      10,245      1,111       31,177     30,459         718
   Other                                4,194       3,846        348       11,900     12,023        (123)
                                    ---------   ---------  ---------    ---------  ---------   ---------
 Total Operating Revenues              41,585      31,164     10,421      146,171    137,229       8,942
                                    ---------   ---------  ---------    ---------  ---------   ---------

 Operating Costs and Expenses:
   Gas Purchases and Other Costs
    of Sales                           24,007      19,937      4,070       77,301     82,168      (4,867)
   Operations and Maintenance           9,258       8,916        342       27,342     29,312      (1,970)
   Depreciation and Amortization        2,928       2,841         87        8,705      8,526         179
   Taxes, Other Than Income Taxes         517         869       (352)       1,830      2,509        (679)
                                    ---------   ---------  ---------    ---------  ---------   ---------
 Total Operating Expenses              36,710      32,563      4,147      115,178    122,515      (7,337)
                                    ---------   ---------  ---------    ---------  ---------   ---------

 Operating Income Before
   Corporate Costs                  $   4,875   $  (1,399) $   6,274    $  30,993  $  14,714   $  16,279
                                    =========   =========  =========    =========  =========   =========
 Systems Throughput (Trillion
   Btus)                                 15.8        12.1        3.7         49.3       38.8        10.5
                                    =========   =========  =========    =========  =========   =========

Retail's operating income before corporate costs increased by $6.3 million in the third quarter of 2000 from the third quarter of 1999. Operating results for 2000 were positively impacted, relative to 1999, by (i) increased irrigation volumes in 2000,
(ii) increased service revenues in 2000, (iii) reduced ad valorem and use taxes in 2000 and (iv) reduced costs for certain administrative functions due to renegotiation of a contract with a third-party service provider.

Retail's operating income before corporate costs increased $16.3 million (110.6%) in the nine months ended September 30, 2000, from the corresponding period in 1999. Year-to-date 2000 results were positively affected, relative to 1999, by (i) increased system throughput in 2000, although a portion of this increase represents volumes transported for relatively low margins, (ii) reduced cost of gas in 2000 achieved by utilizing lower cost gas from storage (Retail utilizes the average cost inventory method for its gas in underground storage), (iii) certain unfavorable adjustments to gas costs affecting 1999 results and (iv) reduced 2000 operating expenses. These reduced operating expenses re-sulted from (i) a reduction in advertising and marketing expenses for the Choice Gas program, (ii) continued focus on efficient operations and (iii) reduced ad valorem and use taxes.


                                             Three Months Ended                     Nine Months Ended
                                               September 30,                          September 30,
                                    ------------------------------------   ------------------------------------
                                                              Increase                               Increase
 Kinder Morgan Texas Pipeline          2000         1999     (Decrease)       2000        1999      (Decrease)
                                    -----------  ----------- -----------   ----------- -----------  -----------
                                                     (In Thousands Except Systems Throughput)
 Operating Revenues
   Gas Sales                        $  495,788   $  260,337  $  235,451    $1,084,635  $  604,124   $  480,511
   Transportation and Storage            5,938        5,238         700        18,361      17,595          766
   Other                                13,968       10,400       3,568        36,128      22,699       13,429
                                    ----------   ----------  ----------    ----------  ----------   ----------
 Total Operating Revenues              515,694      275,975     239,719     1,139,124     644,418      494,706
                                    ----------   ----------  ----------    ----------  ----------   ----------
 Operating Costs and Expenses:
   Gas Purchases and Other Costs
    of Sales                           497,776      261,005     236,771     1,081,135     594,791      486,344
   Operations and Maintenance           11,712       11,820        (108)       34,104      32,887        1,217
   Depreciation and Amortization           712          616          96         2,105       1,819          286
   Taxes, Other Than Income Taxes        1,537          808         729         3,396       2,095        1,301
                                    ----------   ----------  ----------    ----------  ----------   ----------
 Total Operating Expenses              511,737      274,249     237,488     1,120,740     631,592      489,148
                                    ----------   ----------  ----------    ----------  ----------   ----------

 Operating Income Before
   Corporate Costs                  $    3,957   $    1,726  $    2,231    $   18,384  $   12,826   $    5,558
                                    ==========   ==========  ==========    ==========  ==========   ==========
 Systems Throughput (Trillion
   Btus)                                 175.6        158.6        17.0         490.5       446.3         44.2
                                    ==========   ==========  ==========    ==========  ==========   ==========


In October 2000, we announced that we would contribute several assets to Kinder Morgan Energy Partners, including Kinder Morgan Texas Pipeline. Additional information on this pending transaction is contained in Note 5 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan Texas's operating income before corporate costs increased by $2.2 million (129.3%) in the third quarter of 2000 from the third quarter of 1999. Operating results were positively impacted in 2000, relative to 1999, by (i) increased throughput volumes, principally due to additional gas sales and
(ii) increased natural gas liquids revenues resulting from an increase in the average price of natural gas liquids from $0.36 per gallon in 1999 to $0.53 per gallon in 2000. These positive effects were partially offset by (i) slightly reduced natural gas liquids sales volumes, (ii) increased depreciation expenses and
(iii) increased ad valorem taxes.

Kinder Morgan Texas's operating income before corporate costs increased by $5.6 million (43.3%) in the nine months ended September 30, 2000, from the corresponding period in 1999. Year-to-date 2000 results were affected principally by the same factors affecting the third quarter, as discussed preceding, except that on a year-to-date basis, natural gas liquids volumes were higher in 2000 than in 1999. The increased volumes in 2000 were due to the fact that no processing was done in January and February of 1999 at a processing facility at which Kinder Morgan Texas leases capacity. Year-to-date results were also negatively impacted by slightly higher operations and maintenance expenses in 2000.

On October 31, 2000, Kinder Morgan Texas announced that it had entered into a long-term natural gas transportation and storage agreement with Calpine Corporation, a fully integrated electric power company, making Kinder Morgan Texas the primary natural gas transporter for Calpine in the Texas Gulf Coast and Houston Ship Channel markets. Under the agreement, which begins January 1, 2001, Calpine will have access to up to 375,000 MMBtus of firm natural gas transportation service per day from Kinder Morgan
Texas for a period of 10 years. In July 2000, Kinder Morgan Texas announced that it had entered into a new natural gas sales and transportation agreement with Calpine. Under this agreement, Kinder Morgan Texas will supply Calpine's Pasadena II gas-fired cogeneration facility in Texas with 60,000 MMBtus of natural gas per day - about 75 percent of the amount of natural gas the plant will burn. The contract will continue through the summer of 2002. Kinder Morgan Texas currently supplies 100 percent of the natural gas Calpine burns at its Pasadena I plant.

                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                    ---------------------------------   ---------------------------------
                                                            Increase                            Increase
 Power and Other                       2000        1999    (Decrease)      2000       1999     (Decrease)
 ---------------                    ----------  ---------- ----------   ---------- ----------  ----------
                                                  (In Thousands Except Systems Throughput)
 Operating Revenues                 $  19,674   $  13,929  $   5,745    $  53,191  $  44,959   $   8,232
                                    ---------   ---------  ---------    ---------  ---------   ---------

 Operating Costs and Expenses:
   Gas Purchases and Other Costs
    of Sales                            4,816       3,156      1,660       10,468      9,906         562
   Operations and Maintenance           3,526       2,924        602       12,231      9,900       2,331
   Depreciation and Amortization        2,351       1,925        426        6,638      5,685         953
   Taxes, Other Than Income Taxes          69         379       (310)         665        823        (158)
                                    ---------   ---------  ---------    ---------  ---------   ---------
 Total Operating Expenses              10,762       8,384      2,378       30,002     26,314       3,688
                                    ---------   ---------  ---------    ---------  ---------   ---------

 Operating Income Before
   Corporate Costs                  $   8,912   $   5,545  $   3,367    $  23,189  $  18,645   $   4,544
                                    =========   =========  =========    =========  =========   =========

Power and Other operating income before corporate costs increased by $3.4 million (60.7%) in the third quarter of 2000 from the third quarter of 1999. Operating results were positively impacted in 2000, relative to 1999, by

(i) profits from development of a 550-megawatt electric generat-ing plant near Little Rock, Arkansas and (ii) increased earnings from other activities, principally our agreement with HS Resources, Inc. as described in our 1999 Form 10-K. These posi-tive effects were partially offset by (i) increased fuel costs in 2000 for power generation and (ii) increased 2000 operations and maintenance and depreciation expenses.

Power and Other operating income before corporate costs increased by $4.5 million (24.4%) in the nine months ended September 30, 2000, from the corresponding period in 1999. Year-to-date 2000 results were affected by the same factors affecting the third quarter, as discussed in the preceding paragraph.


                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                    ---------------------------------   ---------------------------------
                                                            Increase                            Increase
 Other Income and (Deductions)         2000        1999    (Decrease)      2000       1999     (Decrease)
 -----------------------------      ----------  ---------- ----------   ---------- ----------  ----------
                                                               (In Thousands)
 Kinder Morgan Energy Partners:
   Equity in Earnings               $  34,562   $       -  $  34,562    $  99,287  $       -   $  99,287
   Amortization of Excess
    Investment                         (6,927)          -     (6,927)     (21,366)         -     (21,366)
 Equity in Earnings of Other
    Equity Investments                 (1,783)      1,783     (3,566)      (7,399)    12,312     (19,711)
 Interest Expense                     (61,594)    (61,410)      (184)    (184,463)  (187,223)      2,760
 Minority Interests                    (5,975)     (6,062)        87      (18,012)   (18,626)        614
 Other, Net                               588      13,906    (13,318)      11,152     33,699     (22,547)
                                    ---------   ---------  ---------    ---------  ---------   ---------
    Total                           $ (41,129)  $ (51,783) $  10,654    $(120,801) $(159,838)  $  39,037
                                    =========   =========  =========    =========  =========   =========

The equity in earnings of Kinder Morgan Energy Partners and associated amortization during 2000 result from our October 1999 acquisition of Kinder Morgan Delaware. Kinder Morgan Energy
Partners' Form 10-Q for the third quarter of 2000 contains additional information about its results of operations. The decrease in "Equity in Earnings of Other Equity Investments" from the third quarter of 1999 to the third quarter of 2000 and from the first nine months of 1999 to the first nine months of 2000 is principally due to the sale of various equity method investments. In addition, 2000 results reflect increased losses from the TransColorado pipeline joint venture. "Other, Net" in the third quarter of 2000 principally consists of miscellaneous gains from asset sales. Third-quarter 1999 "Other, Net" included (i) an
$11.4 million gain from the sale of Stingray Pipeline Company, L.L.C. and (ii) a $2.2 million gain from the sale of preferred stock of Tom Brown, Inc. Additional information on these matters is contained in Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements.

"Other, Net" for the nine months ended September 30, 2000 includes (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million due to the settlement of a regulatory matter for an amount less than that previously reserved, (iii) a $1.3 million gain from the sale of common stock of Tom Brown, Inc. and (iv) miscellaneous gains from the sale of assets. "Other, Net" for the nine months ended September 30, 1999 included (i) a $17.5 million gain from the sale of certain offshore assets, (ii) an $11.4 million gain from the sale of Stingray Pipeline Company, L.L.C., (iii) a $2.2 million gain from the sale of preferred stock of Tom Brown, Inc. and (iv) dividend income from preferred stock of Tom Brown, Inc. prior to its sale.

                                         Three Months Ended                  Nine Months Ended
                                            September 30,                      September 30,
 Income Taxes - Continuing        ---------------------------------  ---------------------------------
 -------------------------                                Increase                           Increase
   Operations                        2000       1999     (Decrease)     2000        1999    (Decrease)
   ----------                     ---------- ----------  ----------  ----------  ---------- ----------
                                                             (In Thousands)
 Income Tax Provision             $  17,739  $   3,764   $  13,975   $  65,026   $  26,964  $  38,062
                                  =========  =========   =========   =========   =========  =========

 Effective Tax Rate                    40.0%      39.0%        1.0%       40.0%       39.0%       1.0%
                                  =========  =========   =========   =========   =========  =========


The increase of $14.0 million in the income tax provision from the third quarter of 1999 to the third quarter of 2000 is composed of (i) an increase of $13.5 million due to an increase in pretax income and (ii) an increase of $0.5 million due to an increase in the effective tax rate in 2000. The increase of $38.1 million in the income tax provision from the first nine months of 1999 to the first nine months of 2000 is composed of
(i) an increase of $36.4 million due to an increase in pretax income and (ii) an increase of $1.7 million due to an increase in the effective tax rate in 2000. In each case, the increased effective tax rate is principally due to an increased provision for state income taxes.

Discontinued Operations
-----------------------

During the third quarter of 1999, we adopted and implemented a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through our en*able joint venture with PacifiCorp. During the fourth quarter of 1999, we adopted and implemented plans to discontinue the following lines of business: gathering and processing of natural gas, providing field services to natural gas producers, commodity marketing of natural gas and natural gas liquids, international operations and West Texas pipelines. Our 1999 Form 10-K contains additional information on these matters. Note 6 of the accompanying Notes to Consolidated Financial Statements contains (i) information concerning the status of disposition efforts with respect to these assets, (ii) certain financial information with respect to discontinued operations and (iii) our remaining investment in these businesses.

Liquidity and Capital Resources
-------------------------------

The following table illustrates the sources of our invested capital. The balances at December 31, 1998 and thereafter reflect the incremental capital associated with our acquisition of MidCon Corp., including our post-acquisition refinancings completed in 1998. The balances at December 31, 1999 and
September 30, 2000 also reflect the impacts associated with our acquisition of Kinder Morgan Delaware and our sale of certain assets to Kinder Morgan Energy Partners. Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements contain additional information on these transactions. Our capitalization will be affected by, among other things, the maturity of two securities in 2001, see "Net Cash Flows from Financing Activi-ties" following.

                                                                       December 31,
                              September 30,    ----------------------------------------------------------
                                  2000             1999             1998           1997           1996
                              -----------      -----------      -----------    -----------    -----------
                                                         (Dollars in Thousands)
Long-term Debt                $3,560,547       $3,293,326       $3,300,025     $  553,816     $  423,676
Common Equity                  1,742,187        1,665,841        1,216,821        606,132        519,794
Preferred Stock                        -                -            7,000          7,000          7,000
Capital Trust Securities         275,000          275,000          275,000        100,000              -
                              ----------       ----------       ----------     ----------     ----------
  Capitalization               5,577,734        5,234,167        4,798,846      1,266,948        950,470
Short-Term Debt (2)                    -          581,567        1,702,013 (1)    359,951        156,271
                              ----------       ----------       ----------     ----------     ----------
  Invested Capital            $5,577,734       $5,815,734       $6,500,859     $1,626,899     $1,106,741
                              ==========       ==========       ==========     ==========     ==========

Capitalization:
---------------
  Long-term Debt                   63.8%            62.9%            68.8%          43.7%          44.6%
  Common Equity                    31.2%            31.8%            25.4%          47.8%          54.7%
  Preferred Stock                     -                -              0.1%           0.6%           0.7%
  Capital Trust Securities          5.0%             5.3%             5.7%           7.9%             -

Invested Capital:
-----------------
Total Debt                         63.8%            66.6%            76.9%          56.2%          52.4%
Equity, Including Capital
  Trust Securities                 36.2%            33.4%            23.1%          43.8%          47.6%

(1)  Includes   the   $1,394,846   Substitute   Note  assumed in
     conjunction  with  the acquisition of MidCon  Corp.,  which note was repaid in January 1999.
(2)  At  September  30,  2000,  $269.4  million   of  short-term
     obligations have been reclassified to long-term debt due to our  intent  and ability to refinance them on  a  long-term basis  (see  Note  10 of the accompanying Notes to Consoli-
     dated Financial Statements).


As discussed in Note 5 to the accompanying consolidated financial statements, in April 2000, Kinder Morgan Energy Partners issued
4.5 million limited partnership units in a public offering. We did not acquire any of these units and, accordingly, our percentage ownership of Kinder Morgan Energy Partners was reduced by approximately 1.3 percent. In accordance with the policy described in Note 3 of the accompanying Notes to Consolidated Financial Statements, various balance sheet accounts, including paid-in-capital, were also affected. Kinder Morgan Energy Part-ners has adopted an aggressive acquisition strategy and it is expected that future acquisitions will be financed, in part, by issuance of additional limited partnership units. Therefore, it is expected that future similar transactions will occur. Never-theless, because (i) it is Kinder Morgan Energy Partners' policy that such acquisitions be accretive to cash flow per common unit,
(ii) the general partner interest is not diluted by such trans-actions and (iii) for a given level of cash distribution, the incentive distribution structure results in relatively larger distributions to the general partner as the number of limited partnership units outstanding increases, it is not anticipated that additional transactions will collectively have an adverse effect on cash flows or earnings from this investment.

CASH FLOWS
----------

The following discussion of cash flows should be read in conjunction with the Statements of Consolidated Cash Flows and related supplemental information included in our 1999 Form 10-K and the accompanying Consolidated Statements of Cash Flows, including the related supplemental disclosures.

Net Cash Flows from Operating Activities
----------------------------------------

"Net Cash Flows Provided by Operating Activities" decreased from $123.5 million for the nine months ended September 30, 1999 to $96.5 million for the nine months ended September 30, 2000, a decline of $27.0 million (21.9%). This decline is primarily due to an increase in cash flows used for discontinued operations, which increased from a source of $138.3 million in the first nine months of 1999 to a use of $102.4 million in the first nine months of 2000, a $240.7 million increased use of cash re-flecting (i) $124.9 million of cash outflow in 2000 attributable to the termination of our receivable sale program and (ii) 124.9 million of cash inflow in 1999 attributable to the receivable sale program (see "Net Cash Flows from Financing Activities" following). The decline in "Net Cash Flows Provided by Operating Activities" for discontinued operations was partially offset by an increase in cash flows provided by continuing operations, which increased from a use of $14.7 million for the nine months ended September 30, 1999 to a source of $198.9 million for the nine months ended September 30, 2000. This $213.6 million of increased cash flow is primarily due to (i) $84.3 million of cash distributions received in the first nine months of 2000 attributable to our interest in Kinder Morgan Energy Partners (see Note 2 of the accompanying Notes to Consolidated Financial Statements and the discussion following), (ii) a decrease in cash used for working capital of $104.8 million during the first nine months of 2000 and (iii) a decrease in cash used in the first nine months of 2000 to make interest payments reflecting the decreased average debt balance outstanding. Partially offsetting this increase were January 2000 payments associated with December 1999 gas supply purchases.

In general, distributions from Kinder Morgan Energy Partners are declared in the month following the end of the quarter to which they apply and are paid in the month following the month of declaration to the general partner and unit holders of record as of the end of the declaration month. Therefore, the accompanying Statement of Consolidated Cash Flows for the nine months ended
September 30, 2000 reflects the receipt of a total of $84.3 million of cash distributions from Kinder Morgan Energy Partners for the fourth quarter of 1999 and the first six months of 2000. The cash distributions attributable to our interest for the three months and nine months ended September 30, 2000 total $37.0 million and $105.4 million, respectively. The increase in distributions during 2000 reflects, among other factors, the December 31, 1999 transfer of certain properties from us to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

Net Cash Flows from Investing Activities
----------------------------------------

"Net Cash Flows Provided by Investing Activities" decreased from $1.0 billion for the nine months ended September 30, 1999 to $347.5 million for the nine months ended September 30, 2000, a decline of $690.6 million principally due to the sale of approximately $1.1 billion of government securities during the first nine months of 1999, with the proceeds utilized to repay the Substitute Note assumed in conjunction with the January 1998 acquisition of MidCon Corp. (see "Cash Flows From Financing Activities" following and Note 2 of Notes to Consolidated Financial Statements included in our 1999 Form 10-K). Partially offsetting this decrease was (i) $330 million of cash received during 2000 from the sale of certain interests to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements) and (ii) cash flows of discontinued investing activities increasing from a use of $51.7 million in the first nine months of 1999 to a source of $126.4 million in the first nine months of 2000, which was principally a result of the $163.9 million of proceeds received from ONEOK for the sale of gathering and processing businesses in Oklahoma, Kansas and West Texas (see Note 6 of the accompanying Notes to Consolidated Financial Statements). We are in the process of monetizing our remaining investment in discontinued businesses, see "Discontinued Operations" elsewhere herein.

Net Cash Flows from Financing Activities
----------------------------------------

"Net Cash Flows Used in Financing Activities" decreased from approximately $1.2 billion for the nine months ended September 30, 1999 to $451.2 million for the nine months ended September 30, 2000, a decline of approximately $711.8 million. This decrease was principally due to the first-quarter 1999 repayment of the $1.39 billion Substitute Note as discussed preceding, partially offset by increased short-term borrowings during the same period, as well as reduced cash payments for dividends in 2000. Partially offsetting these effects were in-creased 2000 cash used for miscellaneous financing activities.

As further discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements, our principal sources of short-term liquidity are our revolving bank facilities totaling $900
million.   At  September  30, 2000,  we  had  $261.2  million  of
commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $256.5 million at October 25, 2000. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $670.5 million and $625.2 million
at  September  30,  2000 and October 25, 2000, respectively.   As
described in our 1999 Form 10-K, our bank facilities and certain of our operating lease arrangements contain covenants related to our ratio of debt to total capitalization, consolidated net worth and debt ratings. For additional information on utilization of these facilities, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

On March 1, 2001, our $400 million of Reset Put Securities will either (i) have their interest rate reset and remain outstanding with a maturity date of March 1, 2021 as a result of the exercise of a call option by Morgan Stanley & Co. or (ii) be redeemed by us as a result of the automatic exercise of a mandatory put by First Trust National Association on behalf of the holders in the event that Morgan Stanley fails to exercise its call option. If we redeem the Reset Put Securities, the required funds are expected to be provided principally by incremental short-term borrowing. It is not currently possible to determine which outcome will result because the principal economic decision is dependent upon interest rates in effect at the time the decision must be made. These securities are included in "Long-term Debt" in the accompanying Consolidated Balance Sheets.

In November 1998, we sold $460 million principal amount of premium equity participating securities in a public offering. These securities obligated the holders to purchase a certain amount of our Common Stock based on the market price at the end of a three-year period. In November 2001, the maturity of these securities will result in our receipt of $460 million in cash and, based on the current market price of our Common Stock, the issuance of approximately 13.4 million shares of common stock. The cash proceeds are expected to be used to retire the $400 million of 6.45% Senior Notes which mature concurrently with the premium equity participating securities and to repay a portion of short-term borrowings then outstanding.

In September 1999, we established an accounts receivable sales facility that provided up to $150 million of additional liquidity. In accordance with this agreement, we received proceeds of $150 million on September 30, 1999. Cash flows associated with this facility are included with "Cash flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows. In February 2000, we reduced our participation in this receivables sales program by $124.9 million, principally as a result of our then-pending disposition of our wholesale gas marketing business. On April 25, 2000, we repaid the residual balance and terminated the agreement.

Regulatory Matters
------------------

See Note 11 of the accompanying Notes to Consolidated Financial Statements for information regarding regulatory matters. The reader is also directed to Notes 8(A) and 8(B) of Notes to Consolidated Financial Statements of our 1999 Form 10-K for additional information on regulatory matters.

Environmental and Legal Matters
-------------------------------

See  Note  16 of the accompanying Notes to Consolidated Financial
Statements for information regarding environmental and legal matters. The reader is also directed to Notes 9(A) and 9(B) of Notes to Consolidated

Financial Statements of our 1999 Form 10-K for additional infor-mation on our pending litigation and environmental matters. We believe we have established adequate reserves such that the reso-lution of pending litigation and environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations.

Business Strategy
-----------------

The reader is directed to our 1999 Form 10-K for a discussion of business strategy.

Item  3.   Quantitative and Qualitative Disclosures about  Market
Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 1999, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 1999 Form 10-K.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The reader is directed to Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (A)     Exhibits

   27.1  Financial Data Schedule*

   *Included in SEC copy only.

   (B)     Reports on Form 8-K

      (1) Current Report on Form 8-K dated November 6, 2000 was filed pursuant to Items 7 and 9 of that form.

Pursuant to Item 9 of that form, in Item 7 we filed an exhibit containing presentation materials for use at a meeting with analysts and others on November 6, 2000.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KINDER MORGAN, INC.
                                 (Registrant)


November 13, 2000                /s/ C. Park Shaper
                               ----------------------------------
                               C. Park Shaper
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                          EXHIBIT INDEX

 27.1   Financial Data Schedule*

 *Included in SEC copy only.