Form 10-K
period 2000-12-31
KINDER MORGAN INC
filed 2001-03-23
CIK 54502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number 1-6446

KINDER MORGAN, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-0290000
(State or other jurisdiction on incorporation or organization)	(I.R.S. Employer Identification No.)
500 Dallas, Suite 1000, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (713) 369-9000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common stock, par value $5 per share	New York Stock Exchange
Preferred share purchase rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Preferred stock, Class A $5 cumulative series
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,650,370,529 as of March 1, 2001.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was: Common stock, $5 par value; authorized 150,000,000 shares; outstanding 115,001,452 shares as of March 1, 2001.

Documents Incorporated by Reference

Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

KINDER MORGAN, INC. AND SUBSIDIARIES

CONTENTS

		Page Number
	PART I
ITEMS 1&2:	BUSINESS AND PROPERTIES	3-12
ITEM 3:	LEGAL PROCEEDINGS	12-15
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS	15

	EXECUTIVE OFFICERS OF THE REGISTRANT	16-17

	PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	18
ITEM 6:	SELECTED FINANCIAL DATA	19
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-38
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	38
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39-83
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	83

	PART III
ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	84
ITEM 11:	EXECUTIVE COMPENSATION	84
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	84
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	84

	PART IV
ITEM 14:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	85-91

SIGNATURES		92

Note: Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.

PART I

ITEMS 1 and 2:   BUSINESS and PROPERTIES

In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation, incorporated on May 18, 1927, and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. In this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet and the term "MMBtus" means million British Thermal Units ("Btus"). Natural gas liquids consist of ethane, propane, butane, iso-butane and natural gasoline.

(A)   General Description

Our common stock is traded on the New York Stock Exchange under the symbol "KMI." We are one of the largest midstream energy companies in America, operating more than 30,000 miles of natural gas and products pipelines in 26 states. We also have significant retail natural gas distribution, electric generation and bulk terminal operations. We own the general partner of Kinder Morgan Energy Partners, L.P., America's largest pipeline master limited partnership, traded on the New York Stock Exchange under the symbol "KMP" and referred to in this report as "Kinder Morgan Energy Partners." We also hold a significant limited partner interest in Kinder Morgan Energy Partners. Combined, we and Kinder Morgan Energy Partners had an enterprise value of approximately $15 billion at December 31, 2000. Our executive offices are located at 500 Dallas, Suite 1000, Houston Texas 77002 and our telephone number is (713) 369-9000. We employed 3,801 people at December 31, 2000, including employees of Kinder Morgan G.P., Inc. that are dedicated to the operations of Kinder Morgan Energy Partners.

On October 7, 1999, we completed the acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the sole stockholder of the general partner of Kinder Morgan Energy Partners. To effect that acquisition, we issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan Delaware, was named Chairman and Chief Executive Officer, and we were renamed Kinder Morgan, Inc.

After inclusion of incremental units resulting from the sale of certain of our assets to Kinder Morgan Energy Partners as discussed below, we own approximately 14.0 million limited partner units of Kinder Morgan Energy Partners, representing approximately 20.7% of its total outstanding units. As a result of our general and limited partner interests in Kinder Morgan Energy Partners, at the current level of distribution, including incentive distributions to Kinder Morgan G.P., Inc. as the general partner, we currently are entitled to receive approximately 49% of all quarterly cash distributions from Kinder Morgan Energy Partners. The actual level of distributions we will receive in the future will vary with the level of distributable cash determined in accordance with Kinder Morgan Energy Partners' partnership agreement. We reflect our investment in Kinder Morgan Energy Partners under the equity method of accounting and, accordingly, report our share of Kinder Morgan Energy Partners' earnings as "Equity in Earnings" together with the associated "Amortization of Excess Investment" in our consolidated income statement in the period in which such earnings are reported by Kinder Morgan Energy Partners.

Kinder Morgan Energy Partners is the largest publicly traded master limited partnership in the pipeline industry and the second largest products pipeline system in the United States in terms of volumes delivered. Kinder

Morgan Energy Partners manages a diverse group of assets used in the transportation, storage and processing of energy products, including six refined products/liquids pipeline systems with more than 10,000 miles of pipeline and over 20 truck loading terminals. Additional assets include 10,000 miles of natural gas transportation pipelines and natural gas gathering and storage facilities. Kinder Morgan Energy Partners also operates more than 25 bulk terminal facilities that transfer over 40 million tons of coal, petroleum coke and other products annually. In addition, Kinder Morgan Energy Partners owns 51% of and operates Plantation Pipeline Company and 100% of Kinder Morgan CO2 Company, L.P., formerly Shell CO2 Company, Ltd. In November 2000, Kinder Morgan Energy Partners announced that it had signed a definitive agreement to purchase the U.S. pipeline and terminal businesses of GATX Corporation for $1.15 billion. On March 1, 2001, Kinder Morgan Energy Partners closed the acquisition of these businesses except for CALNEV Pipeline Company, the closing of which awaits approval from the California Public Utilities Commission. Kinder Morgan G.P.'s cash incentive distributions provide it with a strong incentive to increase unitholder distributions through the successful management and business growth of Kinder Morgan Energy Partners.

Effective December 31, 2000, we sold approximately $300 million of assets to Kinder Morgan Energy Partners consisting of (i) Kinder Morgan Texas Pipeline, L.P., a 2,600-mile natural gas pipeline system that extends from south Texas to Houston along the Texas Gulf Coast, (ii) the Casper and Douglas Natural Gas Gathering and Processing Systems, (iii) our 50 percent interest in Coyote Gas Treating, LLC and (iv) our 25 percent interest in Thunder Creek Gas Services, L.L.C., a joint venture engaged in natural gas gathering and processing activities. As consideration for the assets, we received $150 million in cash (with an additional cash payment for working capital), 0.6 million of Kinder Morgan Energy Partners' common limited partner units and 2.7 million Class-B limited partner units of Kinder Morgan Energy Partners. Effective December 31, 1999, we sold over $700 million of assets to Kinder Morgan Energy Partners consisting of (i) Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), (ii) a 49 percent interest in Red Cedar Gathering Company and (iii) a subsidiary that owns a one-third interest in Trailblazer Pipeline Company. As consideration for the assets, we received 9.81 million Kinder Morgan Energy Partners common units representing limited partner interests and approximately $330 million in cash.

Additional information concerning the business of Kinder Morgan Energy Partners, including the acquisitions of properties discussed above, is contained in Kinder Morgan Energy Partners' 2000 Annual Report on Form 10-K.

(B)   Narrative Description of Business

Overview

We are an energy services provider whose principal business units are: (1) Natural Gas Pipeline Company of America (NGPL) and certain affiliates, a major interstate natural gas pipeline and storage system, (2) retail natural gas distribution, the regulated sale of natural gas to residential, commercial and industrial customers and non-utility sales of natural gas to certain utility customers under the Choice Gas Program and (3) power generation and other, the construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments. The operations of Kinder Morgan Energy Partners, a significant master limited partnership equity-method investee in which we hold the general partner interest, include (i) liquids and refined products pipelines, (ii) transportation and storage of natural gas, (iii) carbon dioxide production and transportation and (iv) bulk terminals. In 1999, we discontinued our wholesale natural gas marketing, non-energy retail marketing services and natural gas gathering and processing businesses. Note 19 of the accompanying Notes to Consolidated Financial Statements contains financial information for each of our business segments. As discussed following, certain of our operations are regulated by various federal and state entities.

Natural Gas Pipeline Company of America

Through Natural Gas Pipeline Company of America we own and operate approximately 10,000 miles of interstate natural gas pipelines, field system lines and related facilities, consisting primarily of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. The system is powered by 60 compressor stations in mainline and storage service having an aggregate of approximately 1.0 million horsepower. Natural Gas Pipeline Company of America’s system has over 1,700 points of interconnection with 32 interstate pipelines, 24 intrastate pipelines and 54 local distribution companies and end users, thereby providing significant flexibility in the receipt and delivery of natural gas. One of Natural Gas Pipeline Company of America’s primary pipelines, the Amarillo Line, originates in the West Texas and New Mexico producing areas and is comprised of approximately 3,900 miles of mainline and various small-diameter pipelines. The other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,400 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by Natural Gas Pipeline Company of America’s 700-mile Amarillo/Gulf Coast pipeline.

Natural Gas Pipeline Company of America provides transportation and storage services to third-party natural gas distribution utilities, marketers and producers, industrial end users, affiliates and other shippers. Pursuant to transportation agreements and Federal Energy Regulatory Commission tariff provisions, Natural Gas Pipeline Company of America offers its customers firm and interruptible transportation, storage and no-notice services. Under Natural Gas Pipeline Company of America's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location and time of year. Under no-notice service, customers pay a reservation charge for the right to have up to a specified volume of natural gas delivered but, unlike with firm transportation service, are able to meet their peaking requirements without making specific nominations. Natural Gas Pipeline Company of America has the authority to negotiate rates with customers as long as it has first offered service under its reservation and commodity charge rate structure. Natural Gas Pipeline Company of America's revenues have historically been higher in the first and fourth quarters of the year, reflecting higher system utilization during the colder months. During the winter months, Natural Gas Pipeline Company of America collects higher transportation commodity revenue, higher interruptible transportation revenue, winter only capacity revenue and higher peak rates on certain contracts.

Natural Gas Pipeline Company of America's principal delivery market area encompasses the states of Illinois, Indiana and Iowa and portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. Natural Gas Pipeline Company of America is the largest transporter of natural gas to the Chicago market and we believe that its cost of service is one of the most competitive in the region. In 2000, Natural Gas Pipeline Company of America delivered an average of 1.9 trillion Btus per day of natural gas to this market. Given its strategic location at the center of the North American pipeline grid, we believe that Chicago is likely to continue to be a major natural gas trading hub for the rapidly growing markets in the Midwest and Northeast.

Substantially all of Natural Gas Pipeline Company of America's pipeline capacity is committed under firm transportation contracts ranging from one to five years. As of January 1, 2001, approximately 75% of the total transportation volume committed under Natural Gas Pipeline Company of America's long-term firm transportation contracts had remaining terms of less than three years. Natural Gas Pipeline Company of America continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts. In January 2000, we announced the signing of contracts with Peoples Energy for approximately 300 MMcf per day of firm transportation (generally through 2005) and 20 Bcf of storage services (generally through 2003). Nicor Gas and Peoples Energy are Natural Gas Pipeline Company of America's two largest customers. As of March 1, 2001, contracts representing 20% of Natural Gas Pipeline Company of America's total long-term contracted firm transport capacity are scheduled to expire during the remainder of 2001.

Through Natural Gas Pipeline Company of America, we are one of the nation's largest natural gas storage operators with approximately 600 Bcf of total natural gas storage capacity, 210 Bcf of working gas capacity and up to 4.0 Bcf per day of peak deliverability from its storage facilities, which are located near the markets Natural Gas Pipeline Company of America serves. Natural Gas Pipeline Company of America owns and operates eight underground storage fields in four states. These storage assets complement Natural Gas Pipeline Company of America's pipeline facilities and allow it to optimize pipeline deliveries and meet peak delivery requirements in its principal markets. Natural Gas Pipeline Company of America provides firm and interruptible gas storage service pursuant to storage agreements and tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly charge based upon actual volumes of gas stored.

On February 9, 2000, we jointly announced with Nicor, Inc. (an energy and transportation holding company whose subsidiary, Nicor Gas, is a major customer of Natural Gas Pipeline Company of America as discussed preceding) the signing of an agreement to become equal partners in the Horizon Pipeline. The Horizon Pipeline is a $75 million natural gas pipeline that will originate in Joliet, Illinois and extend 74 miles into northern Illinois, connecting the emerging supply hub at Joliet with Nicor Gas' distribution system and an existing Natural Gas Pipeline Company of America pipeline. The initial capacity of the pipeline, expected to be completed in spring of 2002, is 380 MMcf per day, which is fully subscribed and of which 300 MMcf per day has been committed to by Nicor Gas.

Competition: Natural Gas Pipeline Company of America is in competition with other transporters of natural gas in virtually all of the markets it serves and, in particular, in the Chicago area, which is the northern terminus of Natural Gas Pipeline Company of America's two major pipeline segments and its largest market. These competitors include both interstate and intrastate natural gas pipelines and, historically, most of the competition has been from such pipelines with supplies originating in the United States. In recent periods, Natural Gas Pipeline Company of America has also faced competition from additional pipelines carrying Canadian supplies into the Chicago market. The most recent example is the Alliance Pipeline, which began service during the 2000-2001 heating season. The additional pipeline capacity into the Chicago market has increased competition for transportation into the area although, at the same time, new pipelines have been or are expected to be constructed for the specific purpose of transporting gas from the Chicago area to other markets, generally further north and further east. Thus, the overall impact has been to increase the amount of pipeline capacity into the Chicago area but, with additional take-away capacity and the increased demand in the area, the situation remains dynamic with respect to the ultimate impact on individual transporters such as Natural Gas Pipeline Company of America.

Natural Gas Pipeline Company of America also faces competition with respect to the natural gas storage services it provides. Natural Gas Pipeline Company of America has storage facilities in both market and supply areas, allowing it to offer varied storage services to customers. Natural Gas Pipeline Company of America faces competition from independent storage providers as well as storage services offered by other natural gas pipelines.

The competition faced by Natural Gas Pipeline Company of America is generally price-based, although there is also a significant component related to the variety and flexibility and the perceived reliability of services offered. Natural Gas Pipeline Company of America's extensive pipeline system, with access to diverse supply basins and significant storage assets in both the supply and market areas, gives it a competitive advantage in some situations but, typically, customers still have alternative sources for their requirements. In addition, due to the price-based nature of much of the competition faced by Natural Gas Pipeline Company of America, its proven ability to be a low-cost provider is an important factor in its success in acquiring and retaining customers. With respect to its storage services, there can be significant environmental concerns and capital costs associated with the creation of new natural gas storage facilities, providing barriers to entry for potential competitors. However, additional competition for storage services could result from the utilization of currently underutilized storage facilities or from conversion of existing storage facilities from one use to another. In addition, competitive existing storage facilities could, in some instances, be expanded.

Kinder Morgan Retail

As of December 31, 2000, through Kinder Morgan Retail, our retail natural gas distribution business served approximately 218,000 customers in Colorado, Nebraska and Wyoming through approximately 7,500 miles of distribution pipelines. Our intrastate pipelines, distribution facilities and retail natural gas sales in Colorado and Wyoming are subject to the regulatory authority of each state's utility commission. In Nebraska, retail natural gas sales rates for residential and small commercial customers are regulated by each municipality served.

Kinder Morgan Retail's operations in Nebraska, Wyoming and northeastern Colorado serve areas that are primarily rural and agriculturally based where natural gas is used primarily for space heating, crop irrigation, grain drying and processing of agricultural products. In much of Nebraska, the winter heating load is balanced by irrigation requirements in the summer and grain drying in the fall. Kinder Morgan Retail's operations in western Colorado serve fast-growing resort and associated service areas, and rural communities. These areas are characterized primarily by natural gas use for space heating, with historical annual growth rates of 6-8%. Kinder Morgan Retail operations include non-jurisdictional products and services including the sale of commodity natural gas in Kinder Morgan Retail's Choice Gas programs and natural gas-related equipment and services.

To support Kinder Morgan Retail's business, underground storage facilities are used to provide natural gas for load balancing and peak system demand. Storage services for Kinder Morgan Retail's natural gas distribution services are provided by three facilities in Wyoming owned by our wholly owned subsidiary, Northern Gas Company, one facility in Colorado operated by Rocky Mountain Natural Gas Company and owned by Slurco Corporation, both of which are wholly owned subsidiaries, and one facility located in Nebraska and owned by Kinder Morgan Energy Partners. The peak natural gas withdrawal capacity available for Kinder Morgan Retail's business is approximately 100 MMcf per day.

Kinder Morgan Retail's natural gas distribution business relies on both the intrastate pipelines it operates and third-party pipelines for transportation and storage services required to serve its markets. The natural gas supply requirements for Kinder Morgan Retail's natural gas distribution business are met through contract purchases from third-party suppliers.

Through Rocky Mountain Natural Gas Company in Colorado and Northern Gas Company in Wyoming, Kinder Morgan Retail provides transportation services to affiliated local distribution companies as well as natural gas producers, shippers and industrial customers. These two intrastate pipeline systems include approximately 1,500 miles of transmission lines, field system lines and related facilities. Through Northern Gas Company, Kinder Morgan Retail provides storage services in Wyoming to its customers from its three storage fields, Oil Springs, Bunker Hill and Kirk Ranch, which combined have 29.7 Bcf of total storage capacity, 11.7 Bcf of working gas capacity, and up to 37 MMcf per day of peak withdrawal capacity. Rocky Mountain Natural Gas Company operates the Wolf Creek storage facility, which has 10.1 Bcf of total storage capacity, 2.7 Bcf of working gas capacity and provides 15 MMcf per day of withdrawal capacity for peak day use by its sales customers in Colorado.

Competition: The Kinder Morgan Retail natural gas distribution business unit operates in areas with varying service area rules, including state utility commission certificated areas, non-exclusive municipal franchises and competitive areas. Limited competitive natural gas distribution pipelines exist within the service areas. The primary competition for Kinder Morgan Retail's products is from alternative fuels such as electric power and propane for heating use and electric power, propane and diesel fuel for our agriculture use customers. We compete primarily on the basis of price and service.

Kinder Morgan Retail currently has unbundled the regulated commodity natural gas supply in Nebraska and eastern Wyoming under Choice Gas Programs, which allow for competitive commodity natural gas providers to sell natural gas to approximately half of our total customers. In the unbundled areas, our Kinder Morgan Retail business unit competes as one of five natural gas marketing companies to provide the customer with natural gas commodity offerings. Our Kinder Morgan Retail business unit currently provides the commodity product for 75% of the end use customers in the unbundled areas.

Kinder Morgan Power

Kinder Morgan Power develops power project sites, designs power plants, constructs power projects and operates electric generation facilities as an independent power producer. Kinder Morgan Power is a fee-for-service business that develops power projects for the benefit of long-term, off-take customers. These customers take the commodity benefits and risks in the market place and pay Kinder Morgan Power a fee for converting energy into electricity. Kinder Morgan Power's customers include power marketers, power generation companies and utilities.

In 1998, Kinder Morgan Power acquired interests in the Thermo Companies, which provided us with our first electric generation assets as well as knowledge and expertise with General Electric Company jet engines (LMs) in a combined cycle mode. Thermo has interests in four independent natural gas-fired LM projects in Colorado representing 380 megawatts of electric generation capacity. This LM knowledge was used to develop Kinder Morgan Power's proprietary "Orion" technology, which we are now deploying into the power market.

In May 2000, Kinder Morgan Power and Mirant Corporation (formerly Southern Energy, Inc.) announced plans to build a 550 megawatt natural gas-fired electric power plant southeast of Little Rock, Arkansas, utilizing Kinder Morgan Power's Orion technology. Natural gas transportation service for the plant will be provided by Natural Gas Pipeline Company of America. Construction is in process on the facility, for which Kinder Morgan Power is the general contractor. Completion of construction is expected by June 1, 2002.

On February 20, 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading will supply natural gas to and market 3,300 megawatts of capacity for 16 years for six 550 megawatt natural gas-fired Orion technology electric power plants. The first of the planned six facilities is currently under construction in Jackson, Michigan. Kinder Morgan Power is the general contractor for the Jackson power plant, which is expected to begin commercial operation on July 1, 2002.

Competition: Kinder Morgan Power's competitors are other companies that develop power projects. Utilities and power marketers are the customers of power developers. Kinder Morgan Power has developed a proprietary "Orion" design that is targeted for a niche application in the intermediate electric power market. Currently, other technologies are used for the majority of the natural gas-fired power plants being developed.

Recent Developments

Filing by Kinder Morgan Management, LLC

Kinder Morgan Management, LLC, an indirect wholly owned subsidiary of Kinder Morgan, Inc., has filed a registration statement with the Securities and Exchange Commission to issue and sell shares. Upon completion of that proposed offering, Kinder Morgan Management, LLC would become a partner in Kinder Morgan Energy Partners, L.P. and would manage and control its business and affairs. The net proceeds from the offering would be used to buy i-units from Kinder Morgan Energy Partners. The i-units would be a new class of Kinder Morgan Energy Partners’ limited partner interests and would be issued only to Kinder Morgan Management, LLC.

After the 45th day following the closing of the proposed offering discussed above, holders of the shares of Kinder Morgan Management, LLC may exchange their shares for common units of Kinder Morgan Energy Partners, L.P. owned by us. This right to exchange is subject to our election to settle the exchange in cash rather than in common units. We currently own 11,312,000 Kinder Morgan Energy Partners common units. Upon the occurrence of certain events, we will be required to purchase all of the then outstanding shares of Kinder Morgan Management, LLC at a price equal to the higher of the average market price of such shares or the common units of Kinder Morgan Energy Partners, L.P. as determined for a 10 trading day period ending on the trading day immediately prior to the date of the applicable event. If our affiliates and we ever own 80% or more of the outstanding shares of Kinder Morgan Management, LLC, we will have the right to purchase all of the shares owned by other holders at 110% of the market price. If our affiliates and we ever own 80% or more in the aggregate of outstanding Kinder Morgan Energy Partners, L.P.’s common units and Kinder Morgan Management, LLC’s shares, we will have the right to purchase all of the shares and units owned by others at the higher of the average closing prices of the shares and common units.

We can give no assurance that this proposed issuance of Kinder Morgan Management, LLC shares will occur or that it will not be modified from the description given above if it is ultimately completed.

Early Extinguishment of Debt

On March 1, 2001 we retired $400 million of Reset Put Securities due March 1, 2021, utilizing a combination of cash and incremental short-term borrowings. We expect to report an extraordinary after-tax loss of approximately $12 million in the first quarter associated with this early extinguishment of debt.

REGULATION

Federal and State Regulation

Under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act, the Federal Energy Regulatory Commission regulates both the performance of interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services. As used in this report, FERC refers to the Federal Energy Regulatory Commission.

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

Natural Gas Pipeline Company of America had a number of gas purchase contracts that required Natural Gas Pipeline Company of America to purchase natural gas at prices in excess of the prevailing market price. As a result of Order 636 prohibiting interstate pipelines from using their gas transportation and storage facilities to market gas to sales customers, Natural Gas Pipeline Company of America no longer had a sales market for the gas it is required to purchase under these contracts. Order 636 went into effect on Natural Gas Pipeline Company of America's system on December 1, 1993. Natural Gas Pipeline Company of America agreed to pay substantial transition costs to reform these contracts with the gas suppliers. Under settlement agreements between Natural Gas Pipeline Company of America and its former sales customers, Natural Gas Pipeline

Company of America recovered from these customers a significant amount of the gas supply realignment costs over a four-year period beginning December 1, 1993. These settlement agreements were approved by the FERC. The FERC also permitted Natural Gas Pipeline Company of America to implement a tariff mechanism to recover additional portions of its gas supply realignment costs in rates charged to transportation customers that were not party to the settlements. On December 1, 1997, the FERC allowed recovery of gas supply realignment costs initially allocated to interruptible transportation but not recovered. Effective December 1, 1998, the FERC allowed Natural Gas Pipeline Company of America to recover its remaining gas supply realignment costs over the period from December 1, 1998 through November 30, 2001.

Intrastate Transportation and Sales

The operations of our intrastate pipelines are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act. Of particular importance are regulations that allow increased access to interstate transportation services, without the necessity of obtaining prior FERC authorization for each transaction. A key element of the program is nondiscriminatory access, under which a regulated pipeline must agree, under certain conditions, to transport gas for any party requesting such service.

Our intrastate pipeline in Colorado, Rocky Mountain Natural Gas Company, is regulated by the Colorado Public Utilities Commission as a public utility in regard to its transportation and sales services within the state. Rocky Mountain also performs certain transportation services in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978. The Colorado Public Utilities Commission regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Colorado.

Our intrastate pipeline in Wyoming, Northern Gas Company, is regulated by the Wyoming Public Service Commission as a public utility in regard to its transportation and sales services within the state. Northern Gas also performs certain transportation services in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978. The Wyoming Public Service Commission regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Wyoming.

Interstate Transportation and Storage Services

Facilities that we use in the transportation of natural gas in interstate commerce and for natural gas storage services in interstate commerce are subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act. We are also subject to the requirements of FERC Order Nos. 497, et seq., and 566, et. seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate pipeline of its marketing affiliates and govern, in particular, the provision of information by an interstate pipeline to its marketing affiliates.

On March 29, 2000, we announced that we had reached a settlement with the FERC regarding issues surrounding the interpretation of FERC Order No. 497 (which governs the conduct of interstate pipelines and affiliated gas marketers on their systems) relative to Natural Gas Pipeline Company of America, Kinder Morgan Interstate Gas Transmission LLC and Westar Transmission Company. Kinder Morgan Interstate has been sold to Kinder Morgan Energy Partners, and Westar has been sold to ONEOK, Inc. Combined, we agreed to pay a civil penalty and refunds totaling $5.75 million in conjunction with the settlement, which also eliminated the potential for any civil action or prolonged regulatory proceedings. The matters resolved related to periods prior to the October 1999 K N Energy-Kinder Morgan merger and, to some extent, periods prior to K N Energy's January 1998 acquisition of MidCon Corp., including the January 1997 complaint of Amoco Production Company and Amoco Energy Trading Corporation against Natural Gas Pipeline Company of America. The payment had no detrimental effect on our earnings due to the existence of previously established reserves for this matter.

Retail Natural Gas Distribution Services

Our intrastate pipelines, storage, distribution and/or retail sales in Colorado and Wyoming are under the regulatory authority of those state's utility commission. In Nebraska, retail natural gas sales rates for residential and small commercial customers are regulated by the municipality served.

In certain of the incorporated communities in which we provide retail natural gas services, we operate under franchises granted by the applicable municipal authorities. The duration of these franchises varies. In unincorporated areas, our natural gas utility services are not subject to municipal franchise. We have been issued various certificates of public convenience and necessity by the regulatory commissions in Colorado and Wyoming authorizing us to provide natural gas utility services within certain incorporated and unincorporated areas of those states.

We emerged as a leader in providing for customer choice in early 1996, when the Wyoming Public Service Commission issued an order allowing us to bring competition to 10,500 residential and commercial customers. In November 1997, we announced a similar plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998. As of December 31, 2000, the plan had been adopted by 178 of 181 communities, representing approximately 91,000 customers served by us in Nebraska. The programs have succeeded in providing a choice of suppliers, competitive prices, and new products and services, while maintaining reliability and security of supply. Kinder Morgan Retail continues to provide all services other than the commodity supply in these programs, and competes with other suppliers in offering nonregulated natural gas supplies to customers.

Environmental Regulation

Our operations and properties are subject to extensive and evolving Federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment or otherwise relating to environmental protection or human health and safety. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations can also impose liability for remedial costs on the owner or operator of properties or the generators of waste materials, regardless of fault. Moreover, the recent trends toward stricter standards in environmental legislation and regulation are likely to continue.

On December 20, 1999, the U.S. Department of Justice filed a Complaint against Natural Gas Pipeline Company of America on behalf of the U.S. Environmental Protection Agency in the Federal District Court of Colorado, Civil Action 99-S-2419. The Complaint alleged that Natural Gas Pipeline Company of America failed to obtain all of the necessary air quality permits in 1979 when it constructed the Akron Compressor Station, which consisted of three compressor engines in Weld County, Colorado. Natural Gas Pipeline Company of America and the Environmental Protection Agency, through the Department of Justice, have settled this issue.

On December 17, 1999, the State of Colorado notified us of air quality permit compliance issues for several Kinder Morgan facilities. On September 21, 2000, we entered into a consent order with the State of Colorado to resolve the outstanding issues.

In 1998, the Environmental Protection Agency published a final rule addressing transport of ground level ozone. The rule affected 22 Eastern and Midwestern states, including Illinois and Missouri, in which we operate gas compression facilities. The rule required reductions in emissions of nitrogen oxide, a precursor to ozone formation, from various emission sources, including utility and non-utility sources. The rule required that the affected states prepare and submit State Implementation Plans to the Environmental Protection Agency

by September 1999, reflecting how the required emissions reductions would be achieved. Emission controls are required to be installed by May 1, 2003. The State Implementation Plans which will effectuate this rule have yet to be proposed or promulgated, and will require detailed analysis before their final economic impact can be ascertained. On March 3, 2000, the Washington D.C. Circuit Court issued a decision regarding the rule. The Circuit Court remanded certain issues back to the Environmental Protection Agency. On January 5, 2001, the Environmental Protection Agency proposed regulations concerning the remanded issues. The final regulations are expected to be promulgated later this year. While additional capital costs are likely to result from this rule, based on currently available information, we do not believe that these costs will have a material adverse effect on our business, cash flows, financial position or results of operations.

On June 17, 1999, the Environmental Protection Agency published a final rule creating a standard to limit emissions of hazardous air pollutants from oil and natural gas production as well as from natural gas transmission and storage facilities. The standard requires that the affected facilities reduce emissions of hazardous air pollutants by 95 percent. This standard will require us to achieve this reduction either by process modifications or by installing new emissions control technology. The standard will affect our competitors and us in a like manner. The rule allows affected sources three years from the publication date to come into compliance. We have conducted a detailed analysis of the final rule to determine its overall effect. While additional capital costs are likely to result from this rule, the rule will not have a material adverse effect on our business, cash flows, financial position or results of operations.

We have an established environmental reserve of approximately $19 million to address remediation issues associated with 38 projects. Based on current information and taking into account reserves established for environmental matters, we do not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on our business, cash flows, financial position or results of operations. In addition, the clean-up programs in which we are engaged are not expected to interrupt or diminish our operational ability to gather or transport natural gas. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

Other

Amounts we spent during 2000, 1999, and 1998 on research and development activities were not material.

(C)   Financial Information About Foreign and Domestic Operations and Export Sales

Substantially all of our operations are in the contiguous 48 states.

ITEM 3:   LEGAL PROCEEDINGS

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado and several of its affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortuous concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit stems from Questar's failure to support the TransColorado partnership, together with its decision to seek regulatory approval for a project that competes with the Partnership, in breach of its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against certain of our entities and us for claims arising out of the construction and operation of the

TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. On December 15, 2000, the parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. On January 31, 2001, the Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. Discovery has commenced.

Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as
K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. No trial date has been set. However, recent settlement conferences have occurred.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of gas, mismeasured gas, delayed his development of gas reserves, and other claims arising out of a contract to purchase gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same gas to interstate commerce. The background of that proceeding is described in the immediately following paragraph. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg recently filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals. The action in Colorado remains stayed pending final resolution of these proceedings.

Jack J. Grynberg v. Rocky Mountain Natural Gas Company, Docket No. GP91-8-008. Rocky Mountain Natural Gas Company v. Jack J. Grynberg, Docket No. GP91-10-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to in the immediately preceding paragraph. While

Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg recently filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals.

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed and an oral argument on the Motion to Dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases.

Quinque Operating Company, et. al. v. Gas Pipelines, et. al., Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A Motion to Reconsider the remand was filed and is currently pending.

Dirt Hogs, Inc. v. Natural Gas Pipeline Company of America, et al. There have been several related cases with Dirt Hogs, Inc. with allegations of breach of contract, false representations, improper requests for kickbacks and other improprieties. Essentially, the plaintiff claims that it should have been awarded extensive pipeline reclamation work without having to qualify or bid as a qualifying contractor. Case No. Civ-98-231-R, is a case which was dismissed in the U.S. District Court for the Western District of Oklahoma because of pleading deficiencies and is now on appeal to the 10th Circuit (Case No. 99-6-026). On April 10, 2000, the 10th Circuit upheld the dismissal of this action. Another case, arising out of the same factual allegations, was filed by Dirt Hogs in the District Court, Caddo County, Oklahoma (Case No. CJ-99-92), on March 29, 1999. By agreement of all parties, this action is currently stayed. A third related case, styled Natural Gas Pipeline Company of America, et al. v. Dirt Hogs, Inc. (Case No. 99-360-R), resulted in a default judgment against Dirt Hogs. After initially appealing the default judgment, Dirt Hogs dismissed their appeal on September 1, 1999.

K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On February 23, 2001, the federal district court dismissed this Complaint with prejudice. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et. al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the other remaining claims, without prejudice.

We believe that we have meritorious defenses to all lawsuits and legal proceedings in which we are defendants and will vigorously defend against them. Based on our evaluation of the above matters, and after consideration of reserves established, we believe that the resolution of such matters will not have a material adverse effect on our business, cash flows, financial position or results of operations.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

(A)   Identification and Business Experience of Executive Officers

Name	Age	Position and Business Experience
Richard D. Kinder	56

Director, Chairman and Chief Executive Officer since October 1999. Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. since February 1997. From 1992 to 1994, Chairman of Kinder Morgan G.P., Inc. From October 1990 until December 1996, President of Enron Corp. Mr. Kinder was employed by Enron and its affiliates and predecessors for over 16 years.

William V. Morgan	57

Director, Vice Chairman and President since October 1999. Director of Kinder Morgan G.P., Inc. since June 1994. Vice Chairman of Kinder Morgan G.P., Inc. since February 1997. President of Kinder Morgan G.P., Inc. since November 1998. President of Morgan Associates, Inc., an investment and pipeline management company, since February 1987. Legal and management positions in the energy industry since 1975, including the presidencies of three major interstate natural gas companies, which are now part of Enron Corp.: Florida Gas Transmission Company, Transwestern Pipeline Company and Northern Natural Gas Company. Prior to joining Florida Gas in 1975, Mr. Morgan was engaged in the private practice of law in Washington, D.C.

William V. Allison	53

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

David G. Dehaemers, Jr.	40

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

Joseph Listengart	32

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

Michael C. Morgan	32

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

C. Park Shaper	32

Vice President and Chief Financial Officer since January 2000.  Treasurer since April 2000.  Also Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. since January 2000. Previously, President and Director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. Vice President and Chief Financial Officer of First Data Analytics, a subsidiary of First Data Corporation, from 1997 to June 1999. From 1995 to 1997, a consultant with The Boston Consulting Group. Previous experience with TeleCheck Services, Inc. and as a management consultant with the Strategic Services Division of Andersen Consulting.

James E. Street	44

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

(B)   Involvement in Certain Legal Proceedings

None.

PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Our common stock is listed for trading on the New York Stock Exchange under the symbol KMI. Dividends paid and the price range of our common stock by quarter for the last two years are provided below.

	Market Price Data

	2000			1999
	Low	High	Close	Low	High	Close
Quarter Ended:
March 31	$19.875	$34.500	$34.500	$19.813	$21.375	$19.938
June 30	$29.188	$34.938	$34.563	$12.188	$22.438	$13.375
September 30	$31.625	$41.688	$40.938	$12.188	$24.688	$22.438
December 31	$37.063	$54.250	$52.188	$17.125	$24.500	$20.188

Dividends
Quarter Ended:
March 31		$0.05			$0.20
June 30		$0.05			$0.20
September 30		$0.05			$0.20
December 31		$0.05			$0.05

Common Stockholders
at Year-end		9,326			10,397

ITEM 6:   SELECTED FINANCIAL DATA
FIVE-YEAR REVIEW
KINDER MORGAN, INC. AND SUBSIDIARIES
(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2000		1999[1,3]		1998[1,4]		1997		1996

Operating Revenues	$2,713,737		$1,836,368		$1,660,259		$ 340,685		$ 299,608
Gas Purchases and Other Costs of Sales	1,960,083		1,050,250		836,614		134,476		102,725
Gross Margin	753,654		786,118		823,645		206,209		196,883
Other Operating Expenses	358,511		490,416		427,953		128,059		128,895
Operating Income	395,143		295,702		395,692		78,150		67,988
Other Income and (Expenses)	(88,701)		(49,311)		(172,787)		(21,039)		(14,798)
Income From Continuing Operations
Before Income Taxes	306,442		246,391		222,905		57,111		53,190
Income Taxes	122,727		90,733		82,710		12,777		17,304
Income From Continuing Operations	183,715		155,658		140,195		44,334		35,886

Gain (Loss) From Discontinued
Operations, Net of Tax	(31,734)		(395,319)		(77,984)		33,163		27,933

Net Income (Loss)	151,981		(239,661)		62,211		77,497		63,819

Less-Preferred Dividends	-		129		350		350		398
Less-Premium Paid on Preferred Stock
Redemption	-		350		-		-		-
Earnings (Loss) Available for
Common Stock	$ 151,981		$ (240,140)		$ 61,861		$ 77,147		$ 63,421
	==========		==========		==========		==========		==========
Number of Shares Used in Computing
Diluted Earnings Per Common Share	115,030		80,358		64,636		47,307		44,436
	==========		==========		==========		==========		==========
Diluted Earnings (Loss) Per
Common Share:
Continuing Operations	$ 1.60		$ 1.93		$ 2.17		$ 0.93		$ 0.80
Discontinued Operations	(0.28)		(4.92)		(1.21)		0.70		0.63
Total Diluted Earnings (Loss)
Per Common Share	$ 1.32		$ (2.99)		$ 0.96		$ 1.63		$ 1.43
	==========		==========		==========		==========		==========
Dividends Per Common Share	$ 0.20		$ 0.65		$ 0.76		$ 0.73		$ 0.70
	==========		==========		==========		==========		==========
Capital Expenditures[2]	$ 137,477		$ 97,644		$ 120,881		$ 230,814		$ 88,755
	==========		==========		==========		==========		==========
Total Assets[5]	$8,418,105		$9,425,674		$9,623,779		$2,305,805		$1,629,720
	==========		==========		==========		==========		==========
Capitalization[5]:
Common Stockholders' Equity	$1,797,421	40%	$1,669,846	32%	$1,219,043	25%	$ 606,132	48%	$ 519,794	55%
Preferred Stock	-	-	-	-	7,000	-	7,000	-	7,000	1%
Preferred Capital Trust Securities	275,000	6%	275,000	5%	275,000	6%	100,000	8%	-	-
Long-Term Debt	2,478,983	54%	3,293,326	63%	3,300,025	69%	553,816	44%	423,676	44%
Total Capitalization	$4,551,404	100%	$5,238,172	100%	$4,801,068	100%	$1,266,948	100%	$ 950,470	100%
	==========	===	==========	===	==========	===	==========	===	==========	===
Book Value Per
Common Share[5]	$ 15.70		$ 14.82		$ 17.77		$ 12.63		$ 11.44
	==========		==========		==========		==========		==========

1Restated, see Note 2 of the accompanying Notes to Consolidated Financial Statements.
2Capital Expenditures shown are for continuing operations only.
3Reflects the acquisition of Kinder Morgan Delaware on October 7, 1999. See Note 2 of the accompanying Notes to Consolidated Financial Statements.
4Reflects the acquisition of MidCon Corp. on January 30, 1998. See Note 2 of the accompanying Notes to Consolidated Financial Statements.
5At December 31 of each respective year

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

General

In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes. Specifically, as discussed in Notes 2, 5 and 6 of the accompanying Notes to Consolidated Financial Statements, we have engaged in acquisitions (including the October 1999 acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the indirect owner of the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, referred to in this report as "Kinder Morgan Energy Partners"), and divestitures (including the discontinuance of certain lines of business and the transfer of certain assets to Kinder Morgan Energy Partners) that may affect comparisons of financial position and results of operations between periods.

Business Strategy

On October 7, 1999, we completed the acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the sole stockholder of the general partner of Kinder Morgan Energy Partners. To effect that acquisition, we issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan Delaware, was named Chairman and Chief Executive Officer, and we were renamed Kinder Morgan, Inc.

In accordance with previously announced plans, we implemented and have continued to pursue our "Back to Basics" strategy. This strategy includes the following key aspects: (i) focus on fee-based midstream assets that are core to the energy infrastructure of growing markets, (ii) increase utilization of existing assets while controlling costs, (iii) leverage economies of scale from incremental acquisitions, (iv) maximize the benefits of our unique financial structure and (v) continue to align employee and shareholder incentives.

During 1999, we implemented plans to dispose of our non-core businesses and as of December 31, 2000, we have effectively completed the disposition of these assets and operations, all as more fully described in Note 6 of the accompanying Notes to Consolidated Financial Statements. The cash proceeds from these dispositions were largely used to retire debt, contributing to the reduction in outstanding indebtedness during 1999 and 2000.

In addition to sales of non-core assets to third parties, we made significant transfers of assets to Kinder Morgan Energy Partners at the end of 1999 and the end of 2000 that, in total, have over $1 billion of fair market value. By contributing assets to Kinder Morgan Energy Partners that are accretive to its earnings and cash flow, we can receive fair market value in the contribution transaction, while still maintaining an indirect interest in the earnings and cash flows of the assets through our limited and general partner interests in Kinder Morgan Energy Partners. As of December 31, 2000, we owned approximately 14.0 million limited partner units of Kinder Morgan Energy Partners, representing approximately 20.7% of the total units outstanding. As a result of our general and limited partner interests in Kinder Morgan Energy Partners, at the current level of distribution including incentive distributions to the general partner, we currently are entitled to receive approximately 49% of all distributions from Kinder Morgan Energy Partners. The actual level of distributions received by us in the future will vary with the level of distributable cash determined by Kinder Morgan Energy Partners' partnership agreement. By increasing our stake in Kinder Morgan Energy Partners, we expect to receive additional future cash distributions from Kinder Morgan Energy Partners through incremental general partner incentive distributions as well as increased limited partner distributions due to our ownership of additional common units received as compensation in the transfers.

After the dispositions discussed above, our largest business unit and our primary source of operating income is Natural Gas Pipeline Company of America (NGPL), a major interstate natural gas pipeline system that runs from natural gas producing areas in West Texas and the Gulf of Mexico to its principal market area of Chicago, Illinois. In accordance with our strategy to increase operational focus on core assets, we have worked toward agreements to fully utilize the transportation and storage capacity of Natural Gas Pipeline Company of America with the result that Natural Gas Pipeline Company of America sold out its capacity through the year 2000-2001 winter season. Natural Gas Pipeline Company of America continues to pursue opportunities to connect its system to power generation facilities and, in addition, has announced plans to extend its system into the metropolitan east area of St. Louis anchored by a contract with Dynegy Marketing and Trade.

Our other remaining business operations consist of the retail distribution of natural gas to approximately 218,000 customers in several Western and Midwestern states and the construction and operation of electric power generation facilities. Our retail natural gas distribution properties are located, in part, in areas where significant growth is occurring and we expect to participate in that growth through increased natural gas demand. The nation's demand for additional electric power generation is significant and immediate. Our power generation business has a beneficial master turbine purchase agreement that it plans to utilize in constructing a number of natural gas-fired electric generation facilities to help meet this need. These power projects, in addition to generating income in their own right, are expected to increase Natural Gas Pipeline Company of America's throughput as described above.

Even though we have made significant progress to date, we believe that opportunities remain for increasing shareholder value through cost reductions and other efficiency improvements with respect to both existing assets and future acquisitions. One measure intended to increase shareholder value is the All Employee Stock Option Plan implemented in October 1999. Through this plan, virtually all employees, with the exception of Richard D. Kinder and William V. Morgan (each of whom is currently a major shareholder), have received options to purchase shares of our common stock. Richard D. Kinder, our Chairman and Chief Executive Officer, and William V. Morgan, our Vice Chairman and President, each receive only $1 per year in salary and do not receive bonuses. By aligning employee incentives with shareholder value, we expect to increase employee productivity, retention and satisfaction. We believe these factors ultimately contribute to increased earnings and overall shareholder value. To reduce debt and provide funds for future growth, we reduced the regular quarterly common dividend from $0.20 per share to $0.05 per share in the fourth quarter of 1999 and have maintained it at that level.

The final aspect of our strategy is benefiting from accretive acquisitions and business expansions, primarily by Kinder Morgan Energy Partners. Kinder Morgan Energy Partners has a multi-year history of making accretive acquisitions, which benefit us through our limited and general partner interests. This acquisitive strategy is expected to continue, with the population of potential acquisition candidates being driven by consolidation in the energy industry, as well as rationalization of asset portfolios by major corporations. In addition, we expect to, within strict guidelines as to rate of return and risk and timing of cash flows, expand Natural Gas Pipeline Company of America's pipeline system, acquire natural gas distribution properties that fit well with the current profile and build and acquire incremental power generation facilities.

Consolidated Financial Results
	Year Ended December 31,
	2000	1999	1998
	(In Thousands Except Per Share Amounts)

Operating Revenues	$2,713,737	$1,836,368	$1,660,259
	==========	==========	==========
Gross Margin[1]	$ 753,654	$ 786,118	$ 823,645
	==========	==========	==========
Operating Income:
Before Merger-related and Severance Costs	$ 395,143	$ 333,145	$ 401,455
Merger-related and Severance Costs	-	(37,443)	(5,763)
Consolidated Operating Income	$ 395,143	$ 295,702	$ 395,692
	==========	==========	==========
Income from Continuing Operations:
Before Merger-related and Severance Costs and Gains from Sales of Assets, Net of Tax	$ 146,735	$ 58,848	$ 131,416
Merger-related and Severance Costs, Net of Tax	-	(23,327)	(3,518)
Gains from Sales of Assets, Net of Tax	36,980	120,137	12,297
Income from Continuing Operations	183,715	155,658	140,195

Discontinued Operations, Net of Tax:
Loss from Discontinued Operations	-	(50,941)	(77,984)
Loss on Disposal of Discontinued Operations	(31,734)	(344,378)	-
Discontinued Operations, Net of Tax	(31,734)	(395,319)	(77,984)

Net Income (Loss)	$ 151,981	$ (239,661)	$ 62,211
	==========	==========	==========
Diluted Earnings (Loss) Per Share:
From Continuing Operations Before Merger-related
and Severance Costs and Gains from Sales of Assets	$ 1.28	$ 0.73	$ 2.03
Merger-related and Severance Costs	-	(0.29)	(0.05)
Gains from Sales of Assets	0.32	1.49	0.19
Loss from Discontinued Operations	-	(0.63)	(1.21)
Loss on Disposal of Discontinued Operations	(0.28)	(4.29)	-
Diluted Earnings (Loss) Per Share	$ 1.32	$ (2.99)	$ 0.96
	==========	==========	==========
Number of Shares Used in Computing Diluted Earnings
Per Common Share	115,030	80,358	64,636
	==========	==========	==========

1 Gross margin equals total operating revenues less gas purchases and other costs of sales.

Our results for 2000, in comparison to 1999, reflect an increase of $877.4 million in operating revenues, a decrease of $32.5 million in gross margin and an increase of $62.0 million in operating income before merger-related and severance costs. The increase in operating revenues is principally due to (i) increased natural gas sales volumes and prices on the Kinder Morgan Texas Pipeline, L.P. system (transferred to Kinder Morgan Energy Partners in December 2000), (ii) weather-related increases in natural gas sales and transportation volumes on Kinder Morgan Retail's system and (iii) increased storage service revenues and operational gas sales from Natural Gas Pipeline Company of America, partially offset by the exclusion from 2000 results of the operations of Kinder Morgan Interstate Gas Transmission LLC. Kinder Morgan Interstate Gas Transmission was contributed to Kinder Morgan Energy Partners at December 31, 1999, while Kinder Morgan Texas Pipeline was contributed to Kinder Morgan Energy Partners at December 31, 2000. These transactions are described in Note 5 of the accompanying Notes to Consolidated Financial Statements. The decrease in gross margin that occurred from 1999 to 2000, despite the increased operating revenues, was principally due to the fact that 2000 results do not include the results of Kinder Morgan Interstate Gas Transmission LLC. Results for 1999 and 1998 included merger-related and severance costs as further discussed in Note 3 of the accompanying Notes to

Consolidated Financial Statements. The individual business unit sections that follow contain more details concerning the comparison of these results down to the level of operating income.

Below the operating income line, results for 2000, 1999 and 1998 included significant gains from the sale of assets. Results for 2000 and 1999 included equity in earnings (and associated amortization of excess investment) associated with our October 1999 acquisition of Kinder Morgan Delaware. Interest expense increased significantly in 1999 due, in large part, to the January 1998 acquisition of MidCon Corp., and declined in 2000 largely due to reduced short-term borrowing levels as a result of applying cash received from asset sales. Additional information on these non-operating income and expense items is included under "Other Income and (Expenses)" following, and information concerning the acquisitions and asset sales is contained in Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements.

Diluted earnings per common share from continuing operations before merger-related and severance costs and gains from sales of assets increased from $0.73 per share in 1999 to $1.28 per share in 2000. In addition to the operating and financing factors described preceding, this increase also reflects an increase of 34.7 million (43.1%) in average diluted shares outstanding, largely due to shares issued in conjunction with the acquisition of Kinder Morgan Delaware discussed above. Diluted earnings per common share increased from a loss of $2.99 per common share in 1999 to earnings of $1.32 per common share in 2000, reflecting, in addition to the factors discussed preceding, the impact of discontinued operations, including losses on disposal of discontinued operations, in each period. See "Discontinued Operations" following and Note 6 of the accompanying Notes to Consolidated Financial Statements.

Results of Operations

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the overall Company into business units so that performance can be effectively monitored and reported for a limited number of discrete businesses. Currently, we manage and report our operations in the following business units:

Business Unit	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	Major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
Retail Natural Gas Distribution	The regulated sale of natural gas to residential, commercial and industrial customers and non-utility sales of natural gas to certain utility customers under the Choice Gas Program	Kinder Morgan Retail
Power Generation and Other	The construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments	Power and Other

In previous periods, we owned and operated other lines of business, which we discontinued during 1999. In addition, our direct investment in the natural gas transmission and storage business has significantly decreased as a result of (i) the December 31, 1999 sale of Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as "Kinder Morgan Interstate," to Kinder Morgan Energy Partners and (ii) the December 2000 sale of

Kinder Morgan Texas Pipeline, L.P., referred to in this report as "Kinder Morgan Texas Pipeline," to Kinder Morgan Energy Partners. The results of operations of these two businesses are included in our financial statements until their disposition, which is discussed under "General" in this portion of the Form 10-K and in Note 5 of the accompanying Notes to Consolidated Financial Statements.

The accounting policies applied in the generation of business unit information are generally the same as those described in Note 1 to the accompanying Consolidated Financial Statements, except that items below the "Operating Income" line are either not allocated to business units or are not considered by Management in its evaluation of business unit performance. An exception to this is that Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its business unit operating results. These equity-method earnings are included in "Other Income and (Expenses)" in our consolidated income statement. In addition, certain items included in consolidated operating income (such as merger-related and severance costs and general and administrative expenses) are not allocated to individual business units. With adjustment for these items, we currently evaluate business unit performance primarily based on operating income in relation to the level of assets employed. Sales between business units are accounted for at market prices. For comparative purposes, prior period results and balances have been reclassified as necessary to conform to the current presentation.

Following are operating results by individual business unit (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

Operating results for Natural Gas Pipeline Company of America are included in our consolidated results beginning with the January 30, 1998 acquisition of MidCon Corp. See Note 2 of the accompanying Notes to Consolidated Financial Statements for more information regarding this acquisition.

	Year Ended December 31,
	2000	1999	1998
	(In Thousands Except Systems Throughput)

Operating Revenues	$ 656,017	$ 626,888	$ 556,961

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	145,431	115,481	24,273
Operations and Maintenance	62,582	72,979	59,055
Depreciation and Amortization	84,975	109,346	121,008
Taxes, Other Than Income Taxes	20,142	22,575	15,800
	313,130	320,381	220,136

Operating Income Before Corporate Costs	$ 342,887	$ 306,507	$ 336,825
	===========	===========	===========

Systems Throughput (Trillion Btus)	1,459.3	1,449.9	1,296.6
	===========	===========	===========

Natural Gas Pipeline Company of America's operating income before corporate costs increased by $36.4 million (11.9%) from 1999 to 2000. Operating results for 2000 were positively affected, relative to 1999, by (i) increased operational efficiency and the associated favorable impact of increased gas prices on Natural Gas Pipeline Company of America's operational gas sales in 2000, (ii) increased storage service revenues, (iii) a reduction in amortization resulting from the July 1999 change in amortization rates (see Note 4 of the accompanying Notes to Consolidated Financial Statements), (iv) reduced 2000 operations and maintenance expenses due to successful cost control measures and to the sales of certain gathering assets and offshore laterals and (v) reduced ad valorem taxes. These positive effects were partially offset by (i) reduced 2000 revenues due to the sales of certain gathering assets and offshore laterals, (ii) decreased 2000 unit revenues largely attributable to both existing and planned competing pipeline capacity (with the attendant reduced value of transportation) in the upper Midwest, Natural Gas Pipeline Company of America's principal market area, and reduced transport revenue due to the sale of a marketing affiliate during 2000. Note 5 of the accompanying Notes to Consolidated Financial Statements contains additional information concerning asset sales.

Natural Gas Pipeline Company of America's operating income before corporate costs decreased by $30.3 million (9.0%) from 1998 to 1999. Natural Gas Pipeline Company of America was negatively impacted in 1999, relative to 1998, by (i) a decrease in the margin per MMBtu of throughput from $0.41 in 1998 to $0.35 in 1999 resulting from (1) two recent mild winters, including the impact of the resultant high levels of gas in underground storage and (2) increased competitive pressures in Midwest markets due to actual or projected supply increases and (ii) increased operations and maintenance expenses and property taxes. These negative impacts were partially offset by (i) an increase in average monthly throughput volumes from 118 trillion Btus in 1998 to 121 trillion Btus in 1999 (although, in general, interstate pipelines receive the majority of their transportation revenues from demand charges, which are not affected by the level of throughput), (ii) reduced amortization expense in 1999 resulting from a change in the estimated useful life of Natural Gas Pipeline Company of America's assets (see Note 4 of the accompanying Notes to Consolidated Financial Statements) and (iii) the fact that our 1999 results included 12 months of the operations of Natural Gas Pipeline Company of America, while our 1998 results included only 11 months.

Kinder Morgan Interstate

We transferred Kinder Morgan Interstate Gas Transmission LLC to Kinder Morgan Energy Partners effective December 31, 1999. See Note 5 of the accompanying Notes to Consolidated Financial Statements for more information regarding this transaction.

	Year Ended December 31,
	1999	1998
	(In Thousands Except Systems Throughput)
Operating Revenues:
Transportation and Storage	$ 112,732	$ 105,160
Other	475	417
	113,207	105,577
Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	13,954	3,763
Operations and Maintenance	23,737	20,026
Depreciation and Amortization	16,985	19,474
Taxes, Other Than Income Taxes	4,607	4,308
	59,283	47,571

Operating Income Before Corporate Costs	$ 53,924	$ 58,006
	===========	===========
Systems Throughput (Trillion Btus)	203.1	216.6
	===========	===========

Kinder Morgan Interstate's operating income before corporate costs decreased by $4.1 million (7.0%) from 1998 to 1999. This business unit was negatively impacted in 1999, relative to 1998, by (i) the 1999 write-off of approximately $5.8 million of deferred fuel tracker costs that had accumulated since the initial implementation of FERC Order No. 636 and were deemed unrecoverable due to the settlement of the general rate case; (see

Note 8 of the accompanying Notes to Consolidated Financial Statements for more information regarding Kinder Morgan Interstate's general rate case), (ii) a decrease in shipper supplied fuel requirements under the terms of Kinder Morgan Interstate's general rate case which, in conjunction with normal system fuel and loss requirements, caused Kinder Morgan Interstate to purchase additional system fuel supplies and (iii) increased operations and maintenance expenses, primarily related to the Pony Express Pipeline. These negative impacts were partially offset by (i) increased revenues in 1999 due to higher transportation rates under the terms of the general rate case and (ii) reduced depreciation expense in 1999 resulting from the assets of Kinder Morgan Interstate being classified as assets held for sale effective November 1, 1999, at which time further depreciation of these assets was suspended in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Kinder Morgan Retail
	Year Ended December 31,
	2000	1999	1998
	(In Thousands Except Systems Throughput)
Operating Revenues:
Gas Sales	$ 171,696	$ 134,208	$ 186,527
Transportation	41,371	34,919	27,309
Other	16,442	13,785	20,470
	229,509	182,912	234,306
Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	128,811	107,264	123,099
Operations and Maintenance	36,627	40,807	41,093
Depreciation and Amortization	11,776	11,382	11,014
Taxes, Other Than Income Taxes	2,563	3,355	2,886
	179,777	162,808	178,092

Operating Income Before Corporate Costs	$ 49,732	$ 20,104	$ 56,214
	===========	===========	===========
Systems Throughput (Trillion Btus)	72.6	56.6	61.7
	===========	===========	===========

Kinder Morgan Retail's operating income before corporate costs increased by $29.6 million (147.4%) from 1999 to 2000. Operating results for 2000 were positively impacted, relative to 1999, by (i) increased system throughput in 2000, although a portion of this increase represents volumes transported for relatively low margins, (ii) increased service revenues in 2000 and (iii) reduced 2000 operating expenses. The increase in gross margins (operating revenues minus gas purchases and other costs of sales) which resulted from increased throughput volumes was principally due to increased irrigation demand in the third quarter of 2000 and increased space heating demand in the fourth quarter. Weather-related demand in Kinder Morgan Retail's service territory was affected by colder than normal weather in the fourth quarter of 2000, compared with warmer than normal weather in the fourth quarter of 1999. The reduced 2000 operating expenses resulted from (i) a reduction in advertising and marketing expenses for the Choice Gas program (unregulated sales of natural gas made to certain of Kinder Morgan Retail's utility customers), (ii) continued focus on efficient operations, (iii) reduced ad valorem and use taxes in 2000 and (iv) reduced costs for certain administrative functions due to renegotiation of a contract with a third-party service provider.

Kinder Morgan Retail's operating income before corporate costs decreased by $36.1 million (64.2%) from 1998 to 1999. This business unit was negatively impacted in 1999, relative to 1998, by (i) the fact that 1998 results include three months of the operations of distribution assets in Kansas that were sold in March 1998 (see Note 5 of the accompanying Notes to Consolidated Financial Statements) and (ii) reduced margins from sales and transportation due primarily to (1) weather-related reductions in 1999 irrigation demand and (2) reduced margins related to the Nebraska Choice Gas program.

Kinder Morgan Texas Pipeline

Operating results for Kinder Morgan Texas Pipeline are included in our consolidated results beginning with the January 30, 1998 acquisition of MidCon Corp. See Note 2 of the accompanying Notes to Consolidated Financial Statements for more information regarding this acquisition. In December 2000, we transferred Kinder Morgan Texas Pipeline to Kinder Morgan Energy Partners. See Note 5 of the accompanying Notes to Consolidated Financial Statements for more information regarding this transaction.

	Year Ended December 31,
	2000	1999	1998
	(In Thousands Except Systems Throughput)
Operating Revenues:
Gas Sales	$ 1,675,206	$ 815,557	$ 704,190
Transportation	25,468	23,971	19,192
Other	46,825	32,633	15,819
	1,747,499	872,161	739,201
Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	1,666,169	804,674	680,766
Operations and Maintenance	45,401	45,778	51,067
Depreciation and Amortization	2,211	2,466	1,615
Taxes, Other Than Income Taxes	4,400	2,689	3,624
	1,718,181	855,607	737,072

Operating Income Before Corporate Costs	$ 29,318	$ 16,554	$ 2,129
	===========	===========	===========
Systems Throughput (Trillion Btus)	654.4	575.3	581.6
	===========	===========	===========

Operating revenues for Kinder Morgan Texas Pipeline increased by $875.3 million (100.4%) from 1999 to 2000. The $859.6 million (105.4%) increase in natural gas sales reflected a 75% increase in the average sales price during 2000, together with a 17% increase in sales volumes. The $14.2 million increase in other revenues was principally due to a 55% increase in the average sales price of natural gas liquids during 2000. Gross margin (operating revenues minus gas purchases and other costs of sales) increased by $13.8 million (20.5%) from 1999 to 2000, as the increased operating revenues were offset approximately proportionally by the increased cost of natural gas purchased. Operating income before corporate costs increased by $12.8 million (77.1%) from 1999 to 2000 as the increase in gross margin discussed preceding was partially offset by increased ad valorem taxes.

Kinder Morgan Texas Pipeline's operating income before corporate costs increased by $14.4 million from 1998 to 1999. This business unit was positively impacted in 1999, relative to 1998, by (i) the fact that 1999 results include 12 months of the operations of Kinder Morgan Texas Pipeline, while 1998 results include only 11 months, (ii) increased per unit margins from sales and transportation in 1999, (iii) increased 1999 margins from natural gas liquids sales due to an improved pricing environment, (iv) reduced 1999 operations and maintenance expenses and (v) reduced 1999 ad valorem taxes. These positive impacts were partially offset by (i) reduced 1999 overall systems throughput volumes and (ii) increased 1999 depreciation expense reflecting the cumulative impact of capital expenditures made in 1998 and 1999.

Power and Other
	Year Ended December 31,
	2000	1999	1998
	(In Thousands)

Operating Revenues	$ 80,697	$ 59,305	$ 47,380
Equity in Earnings of Equity Investments	3,669	10,511	8,675
	84,366	69,816	56,055
Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	19,653	12,921	19,441
Operations and Maintenance	19,680	15,648	7,232
Depreciation and Amortization	9,203	7,754	2,252
Taxes, Other Than Income Taxes	868	1,335	1,672
	49,404	37,658	30,597

Income Before Corporate Costs	$ 34,962	$ 32,158	$ 25,458
	===========	===========	===========

Results of power generation operations are included in Power and Other beginning with the acquisition of interests in power plants from the Denver-based Thermo Companies, which acquisition was completed in the third quarter of 1998. See Note 2 of the accompanying Notes to Consolidated Financial Statements for more information concerning this acquisition.

Income before corporate costs from Power and Other increased $2.8 million (8.7%) from 1999 to 2000. Operating results for 2000 were positively impacted, relative to 1999, by profits from development of a 550-megawatt electric generating plant currently being constructed by Power near Little Rock, Arkansas. The positive impact related to development profits was partially offset by (i) a decrease in earnings from equity investments largely attributable to increased fuel (natural gas) costs related to electricity generation and (ii) increased operating expenses associated with other operations, principally our agreement with HS Resources, Inc. and certain telecommunications assets used primarily by internal business units. As we announced on November 30, 1999, we have entered into agreements with HS Resources, Inc. for the sale of certain assets in the Wattenberg field area of the Denver-Julesberg Basin. Under the terms of the agreements, HS Resources, Inc. commenced operating these assets. We are receiving payments from HS Resources, Inc. during 2000 and 2001, with the legal transfer of ownership expected to occur on or before December 15, 2001. Loss before Corporate Costs for our international activities, included in this business unit, was $1.9 million, $1.9 million and $0.4 million in 2000, 1999 and 1998, respectively.

Income before corporate costs from Power and Other increased $6.7 million (26.3%) from 1998 to 1999. Operating results for 1999 were positively impacted, relative to 1998, by (i) 1999 results include a full year of power generation activities, while 1998 includes only partial year results and (ii) increased 1999 operating income from our agreement with HS Resources, as described above.

Other Income and (Expenses)
	Year Ended December 31,
	2000	1999	1998
	(In Thousands)
Interest Expense, Net	$ (243,155)	$ (251,920)	$ (205,840)
Equity in Earnings:
Kinder Morgan Energy Partners - Earnings	140,913	15,733	-
Kinder Morgan Energy Partners - Amortization	(28,317)	(7,335)	-
Power Segment[1]	3,669	10,511	8,675
Other	(10,255)	14,140	22,466
Total Equity in Earnings	106,010	33,049	31,141
Minority Interests	(24,121)	(24,845)	(19,483)
Gains from Sales of Assets	61,684	189,778	19,552
Other, Net	10,881	4,627	1,843
	$ (88,701)	$ (49,311)	$ (172,787)
	===========	===========	===========

1See discussion under the heading "Power and Other."

The increase of $39.4 million (79.9%) in net expense under "Other Income and (Expenses)" from 1999 to 2000 is principally due to decreased gains from sales of assets and reduced other equity in earnings in 2000, partially offset by higher 2000 equity in earnings of Kinder Morgan Energy Partners and increased "Other, Net." The decrease in gains from sales of assets in 2000 reflects the fact that 1999 results include (i) a gain of $158.8 million from the sale of Kinder Morgan Interstate and interests in two equity method investments and (ii) a gain of $28.9 million from the sale of two offshore pipeline assets, while 2000 results include a gain of $61.6 million from the sale of Kinder Morgan Texas Pipeline. The equity in earnings of Kinder Morgan Energy Partners and associated amortization during 2000 and 1999 result from our October 1999 acquisition of interests in Kinder Morgan Energy Partners and, thus, 1999 includes only one quarter of earnings on this investment while 2000 reflects earnings for the full year. Kinder Morgan Energy Partners' Form 10-K for the year ended December 31, 2000 contains additional information about its results of operations. The decrease in other equity in earnings from 1999 to 2000 is principally due to the sale of various equity method investments. In addition, 2000 results reflect increased equity in losses of the TransColorado pipeline joint venture, which was placed in service March 31, 1999. The expense associated with "Minority Interests" in each period principally represents the costs associated with our two series of Capital Trust Securities. These securities are described in Note 12 of the accompanying Notes to Consolidated Financial Statements. The increase in "Other, Net" from 1999 to 2000 reflects the fact that, while each period includes miscellaneous items of income and expense, 2000 results also include (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value and (ii) $3.9 million due to the settlement of a regulatory matter for an amount less than that previously reserved.

The decrease of $123.5 million in net expense reported under "Other Income and (Expenses)" from 1998 to 1999 is principally due to increased 1999 gains from the sale of assets, partially offset by increased interest expense. The increased 1999 gains from the sale of assets reflects the fact that 1999 includes the gain from the sale of Kinder Morgan Gas Transmission and other assets as discussed above, while 1998 includes (i) a gain of $10.9 million from the sale of certain microwave towers and (ii) a gain of $8.5 million from the sale of Kansas natural gas distribution properties. The increase of $46.1 million (22.4%) in "Interest Expense, Net" from 1998 to 1999 is principally due to the incremental debt outstanding as a result of the January 1998 acquisition of MidCon Corp. and decreased capitalized interest in 1999 due to the reduced level of capital spending (see "Net Cash Flows from Investing Activities").

Income Taxes - Continuing Operations
	Year Ended December 31,
	2000	1999	1998
	(Dollars In Thousands)

Income Tax Provision	$ 122,727	$ 90,733	$ 82,710
	=========	=========	=========
Effective Tax Rate	40.0%	36.8%	37.1%
	=========	=========	=========

The increase of $32.0 million in the income tax provision from 1999 to 2000 is composed of (i) an increase of $22.1 million due to an increase in pretax income and (ii) an increase of $9.9 million due to an increase in the effective tax rate in 2000. The increased effective tax rate for 2000 is principally due to an increased effective rate associated with state income taxes. The increase of $8.0 million in income tax expense from 1998 to 1999 reflected an increase of $8.7 million due to an increase in 1999 pre-tax income, partially offset by a decrease of $0.7 million due to a decrease in the 1999 effective tax rate. The decrease in the 1999 effective tax rate was principally due to the impact of asset sales and dispositions of certain lines of business.

Discontinued Operations
	Year Ended December 31,
	2000	1999	1998
	(In Thousands)

Loss from Discontinued Operations, Net of Tax	$ -	$ (50,941)	$ (77,984)
	=========	=========	=========
Loss on Disposal of Discontinued Operations, Net of Tax	$ (31,734)	$(344,378)	$ -
	=========	=========	=========

During the third quarter of 1999, we adopted and implemented a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through our en*able joint venture with PacifiCorp. During the fourth quarter of 1999, we adopted and implemented plans to discontinue the following lines of business: (i) gathering and processing of natural gas, including short-haul intrastate pipelines and providing field services to natural gas producers, (ii) wholesale marketing of natural gas and natural gas liquids and (iii) international operations. We recorded a loss of $344.4 million, representing the estimated loss to be recognized upon final disposal of these businesses, including estimated operating losses prior to disposal. During 2000, we completed the disposition of these businesses, with the exception of international operations (principally consisting of a natural gas distribution system under construction in Hermosillo, Mexico), which, in the fourth quarter of 2000, we decided to retain. Neither the decision to dispose of our international operations nor our subsequent decision to retain them had any material effect on our results of operations, commitments and contingencies, known trends or capital resources. In the fourth quarter of 2000, we recorded an incremental loss on disposal of discontinued operations of $31.7 million, representing the impact of the final disposition transactions and adjustment of previously recorded estimates. We had a remaining liability of approximately $23.7 million at December 31, 2000 associated with these discontinued operations, principally consisting of (i) indemnification obligations under the various sale agreements and (ii) retained liabilities, which were settled in cash in early 2001. We do not expect significant additional financial impacts associated with these matters. Note 6 of the accompanying Notes to Consolidated Financial Statements contains certain additional financial information with respect to these discontinued operations.

Losses from discontinued operations, net of tax benefits of $31.6 million and $41.4 million in 1999 and 1998, respectively, decreased by $27.0 million from 1998 to 1999. Operating results were positively impacted in 1999, relative to 1998, by (i) improvement in the natural gas liquids pricing environment in 1999 and (ii) the fact that 1998 operating results included (1) $6.4 million of adjustments to write down certain natural gas due from third parties and in underground storage to their current market values, (2) $3.7 million of increased provision for uncollectible accounts receivable, (3) natural gas liquids storage inventory write-downs and (4) operating losses associated with gas processing facilities that were sold in the fourth quarter of 1998. These factors serving to create a favorable period to period variance were partially offset by the fact that 1998 results included $6.0 million in margin from sales of storage gas.

Liquidity and Capital Resources

The following table illustrates the sources of our invested capital. The balances at December 31, 1999 reflect the impacts associated with the acquisition of Kinder Morgan Delaware and the sale of certain assets to Kinder Morgan Energy Partners, while the balances at December 31, 2000 also reflect the impact of the sale of additional assets to Kinder Morgan Energy Partners effective as of that date. Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements contain additional information on these transactions, while Note 12 contains information concerning our outstanding debt securities, short-term borrowing facilities and financing activities.

	December 31,
	2000	1999	1998
	(Dollars In Thousands)

Long-term Debt	$ 2,478,983	$ 3,293,326	$ 3,300,025
Common Equity	1,797,421	1,669,846	1,219,043
Preferred Stock	-	-	7,000
Capital Trust Securities	275,000	275,000	275,000
Capitalization	4,551,404	5,238,172	4,801,068
Short-term Debt	908,167	581,567	1,702,013[1]
Invested Capital	$ 5,459,571	$ 5,819,739	$ 6,503,081
	===========	===========	===========
Capitalization:
Long-term Debt	54.5%	62.9%	68.7%
Common Equity	39.5%	31.9%	25.4%
Preferred Stock	-	-	0.2%
Capital Trust Securities	6.0%	5.2%	5.7%

Invested Capital:
Total Debt	62.0%[3]	66.6%	76.9%[2]
Equity, Including Capital Trust Securities	38.0%[3]	33.4%	23.1%

1Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp. This note was repaid on January 4, 1999.
2If the government securities then held as collateral were offset against the related debt, the ratio of total debt to invested capital at December
  31, 1998, would have been 72.3 percent.

3As adjusted to reflect the November 2001 maturity of the Premium Equity Participating Units (see "Net Cash Flows from Financing Activities") and the associated $460 million increase in equity and decrease in debt, the ratios would be: Debt – 53.6%, Equity – 46.4%.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash Flows and related supplemental disclosures. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" decreased from $321.2 million in 1999 to $167.1 million in 2000, a decline of $154.1 million (48%). This decline is primarily due to an increase in cash flows used for discontinued operations, which increased from a source of $94.5 million in 1999 to a use of $110.4 million in

2000, a $204.9 million increased use of cash reflecting (i) $124.7 million of cash outflow in 2000 attributable to the termination of our receivable sale program and (ii) $124.7 million of cash inflow in 1999 attributable to the receivable sale program (see "Net Cash Flows from Financing Activities" following). The decline in "Net Cash Flows Provided by Operating Activities" for discontinued operations was partially offset by an increase in cash flows provided by continuing operations, which increased from a source of $226.7 million in 1999 to a source of $277.5 million in 2000. This $50.8 million of increased cash flow is primarily due to (i) $121.3 million of cash distributions received in 2000 attributable to our interest in Kinder Morgan Energy Partners (see Note 2 of the accompanying Notes to Consolidated Financial Statements and the discussion following) and (ii) a decrease in cash used in 2000 to make interest payments reflecting the decreased average debt balance outstanding. Partially offsetting this increase were (i) an increase in cash used for working capital of $84.6 million and (ii) January 2000 payments associated with December 1999 gas supply purchases.

"Net Cash Flows Provided by Operating Activities" increased from $95.3 million in 1998 to $321.2 million in 1999, an increase of $225.9 million or 237 percent. This increase was principally attributable to (i) cash provided by reductions in working capital for continuing operations in 1999 and (ii) increased 1999 operating cash flows associated with discontinued operations reflecting, among other things, improved operating results and the sale of accounts receivable, partially offset by (i) reduced 1999 earnings from continuing operations before asset sales and (ii) the inclusion in 1998 results of $27.5 million of proceeds from the buyout of certain contractual gas obligations.

In general, distributions from Kinder Morgan Energy Partners are declared in the month following the end of the quarter to which they apply and are paid in the month following the month of declaration to the general partner and unit holders of record as of the end of the declaration month. Therefore, the accompanying Statement of Consolidated Cash Flows for 2000 reflects the receipt of a total of $121.3 million of cash distributions from Kinder Morgan Energy Partners for the fourth quarter of 1999 and the first nine months of 2000. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2000 total $44.5 million and $149.9 million, respectively. The increase in distributions during 2000 reflects, among other factors, the December 31, 1999 transfer of certain properties from us to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

Net Cash Flows from Investing Activities

"Net Cash Flows Provided by (Used in) Investing Activities" decreased from $1.0 billion in 1999 to $498.7 million in 2000, a decline of $521.5 million principally due to the sale of approximately $1.1 billion of government securities during 1999, with the proceeds utilized to repay the Substitute Note assumed in conjunction with the January 1998 acquisition of MidCon Corp. Partially offsetting this decrease was (i) $500.3 million of cash received during 2000 from the sale of certain interests and assets to Kinder Morgan Energy Partners and (ii) cash flows of discontinued investing activities increasing from a use of $46.6 million in 1999 to a source of $154.2 million in 2000, which was principally a result of the $163.9 million of proceeds received from ONEOK for the sale of gathering and processing businesses in Oklahoma, Kansas and West Texas.

"Net Cash Flows Provided by (Used in) Investing Activities" increased from a net outflow of $3.5 billion in 1998 to a net inflow of $1.0 billion in 1999. This increase was principally attributable to the net impact of (i) a net cash outflow of $2.2 billion in 1998 for the purchase of MidCon Corp., (ii) net purchases of U.S. Government securities of $1.1 billion in 1998, principally to act as collateral for the Substitute Note assumed in the acquisition of MidCon Corp., (iii) net sales of U.S. government securities of $1.1 billion in 1999, which proceeds were used, together with proceeds of additional short-term borrowings, to repay the Substitute Note, (iv) additional cash used in 1999 for other acquisitions, principally the cash portion of consideration paid for the Thermo acquisition, (v) the 1999 receipt of $28.7 million of proceeds from the sale of Tom Brown, Inc. preferred stock, (vi) increased proceeds from sales of assets in 1999 and (vi) decreased net cash outflows for investing activities of discontinued operations in 1999.

During the year 2000, major asset sales included (i) Kinder Morgan Texas Pipeline, L.P., the Casper and Douglas Natural Gas Gathering and Processing Systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. to Kinder Morgan Energy Partners, (ii) gathering and processing businesses in Oklahoma, Kansas and West Texas as well as our marketing and trading business to ONEOK, (iii) three natural gas gathering systems and a natural gas processing facility to WBI Holdings, Inc. and (iv) Wildhorse Energy Partners, LLC to Tom Brown, Inc. Total proceeds received in 2000 from asset sales were $730.6 million of which $330 million represented proceeds from the 1999 transfer of assets to Kinder Morgan Energy Partners.

Major asset sales during 1999 included (i) Kinder Morgan Interstate, Kinder Morgan Trailblazer LLC and our interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners, (ii) all of our major offshore assets in the Gulf of Mexico area, including our interests in Stingray Pipeline Company L.L.C. and West Cameron Dehydration Company L.L.C., and the HIOS and UTOS offshore pipeline systems and (iii) MidCon Gas Products of New Mexico Corp. Total proceeds received in 1999 from asset sales were $111.1 million.

Notes 2, 5 and 6 of the accompanying Notes to Consolidated Financial Statements and "Net Cash Flows from Financing Activities" following contain more information concerning these investments and sales.

Net Cash Flows from Financing Activities

"Net Cash Flows (Used in) Provided by Financing Activities" decreased from approximately $1.3 billion in 1999 to $550.3 million in 2000, a decline of approximately $786.7 million. This decrease was principally due to the first-quarter 1999 repayment of the $1.39 billion Substitute Note as discussed preceding, partially offset by increased short-term borrowings during the same period, as well as reduced cash payments for dividends in 2000.

"Net Cash Flows (Used in) Provided by Financing Activities" decreased from a net inflow of $3.4 billion in 1998 to a net outflow of $1.3 billion in 1999. This decrease was principally the result of the 1998 financings associated with the acquisition of MidCon Corp. and the repayment of the Substitute Note in 1999, in each case as described following. In addition, we retired $158.9 million of long-term debt in 1999, compared to $35.8 million in 1998. The long-term debt retired in 1999 included $148.6 million of debt assumed in conjunction with the acquisition of Kinder Morgan Delaware.

Our principal sources of short-term liquidity are our revolving bank facilities. As of December 31, 2000, we had available a $500 million 364-day facility dated October 25, 2000, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program. At December 31, 2000, we had $100 million of bank borrowings and commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $50 million at February 9, 2001. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $796.7 million and $846.7 million at December 31, 2000 and February 9, 2001, respectively. The bank facilities include covenants that are common in such arrangements. For example, the $500 million facility requires consolidated debt to be less than 68% of consolidated total capitalization. The $400 million facility requires that upon issuance of common stock to the holders of the premium equity participating security units at the maturity of the security units (November 2001), consolidated debt must be less than 67% of consolidated total capitalization. Both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of our consolidated debt and require the consolidated debt of each material subsidiary to be less than 65% of our consolidated total capitalization. The $400 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1998. The $500 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1999.

Our short-term debt of $908.2 million at December 31, 2000 consisted of (i) $100 million of borrowings under our revolving credit facilities, (ii) the $400 million of Reset Put Securities that are scheduled to be either remarketed or retired as of March 1, 2001, (iii) the $400 million of 6.45% Senior Notes, due November 2001 and (iv) $8.2 million of miscellaneous current maturities of long-term debt. We expect to retire the Reset Put Securities at March 1, 2001 utilizing a combination of cash on hand and incremental short-term borrowings, which will result in an extraordinary loss on early extinguishments of debt expected to total approximately $15 million. We expect that the $400 million of 6.45% Senior Notes will be retired at maturity with a portion of the $460 million of cash to be received from the issuance of common stock upon maturity of the Premium Equity Participating Securities, which occurs concurrently as discussed following. Apart from these items, our current assets and current liabilities are approximately equal. Given our expected cash flows from operations and our unused debt capacity, including our five-year revolving credit facility, we do not expect any liquidity issues in the foreseeable future.

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

In November 1998, we sold $460 million principal amount of premium equity participating securities in a public offering. The proceeds from the security units offering was used to purchase U.S. Treasury Notes on behalf of the security unit holders, which notes are the property of the security unit holders and will be held as collateral to fund the obligation of the security unit holders to purchase our common stock at the end of a three-year period. In November 2001, the maturity of these securities will result in our receipt of $460 million in cash as discussed above and, based on the market price of our common stock as of November 30, 2001, the issuance of approximately 13.4 million shares of common stock. The cash proceeds are expected to be used to retire the $400 million of 6.45% Senior Notes that mature concurrently with the premium equity participating securities and to repay a portion of short-term borrowings then outstanding.

In March 1998, we issued 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of common stock in an underwritten public offering, receiving net proceeds of approximately $624.6 million. Also in March 1998, we issued $2.35 billion principal amount of debt securities of varying maturities and interest rates in an underwritten public offering, receiving net proceeds of approximately $2.34 billion. The net proceeds from these two offerings were used to refinance borrowings under the MidCon Corp. acquisition financing arrangements and to purchase U.S. government securities to collateralize a portion of the Substitute Note (assumed in conjunction with the acquisition). In April 1998, we sold $175 million of 7.63% Capital Securities due April 15, 2028, in an underwritten offering, with the net proceeds of $173.1 million used to purchase U.S. government securities to further collateralize the Substitute Note. In November 1998, we completed the underwritten public offering of $400 million of three-year senior notes concurrently with the $460 million principal amount of premium equity participating security units discussed above. The $397.4 million of net proceeds from the senior notes offering were used to retire a portion of our then-outstanding short-term borrowings. For additional information on each of these financings, including terms of the specific securities and the associated accounting treatment, see Note 12 of the accompanying Notes to Consolidated Financial Statements.

On January 4, 1999, we repaid the $1.4 billion Substitute Note payable to Occidental Petroleum as part of the MidCon Corp. acquisition. The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities that had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings.

Capital Expenditures and Commitments

Capital expenditures in 2000 were $137.5 million and $3.2 million for continuing operations and discontinued operations, respectively. The 2001 capital expenditure budget totals approximately $197 million, before expenditures which may be made on the Horizon Pipeline project. We expect that funding for the budget will be provided from internal sources and, if necessary, incremental borrowings. Approximately $5.5 million of this amount had been committed for the purchase of plant and equipment at December 31, 2000. Additional information on commitments is contained in Note 17 of the accompanying Notes to Consolidated Financial Statements.

Litigation and Environmental

Our anticipated environmental capital costs and expenses for 2001, including expected costs for remediation efforts, are approximately $7 million, compared to $5.8 million of such costs and expenses incurred in 2000. A substantial portion of our environmental costs are either recoverable through insurance and indemnification provisions or have previously recorded liabilities associated with them.

Refer to Notes 9(A) and 9(B) to the accompanying Consolidated Financial Statements for additional information on our pending litigation and environmental matters. We believe we have established adequate reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations.

Regulation

See Note 8 of the accompanying Notes to Consolidated Financial Statements for information regarding regulatory matters.

Risk Management

The following discussion should be read in conjunction with Note 14 of the accompanying Notes to Consolidated Financial Statements, which contains additional information on our risk management activities.

To minimize the risk of price changes in the natural gas and associated transportation markets, we use certain financial instruments for hedging purposes. These instruments include energy products traded on the New York Mercantile Exchange, the Kansas City Board of Trade and over-the-counter markets including, but not limited to, futures and options contracts and fixed-price swaps. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments but, given their existing credit ratings, we do not expect any counterparties to fail to meet their obligations.

Pursuant to a policy approved by our Board of Directors, we are to engage in these activities only as a hedging mechanism against price volatility associated with (i) pre-existing or anticipated physical gas sales, (ii) physical gas purchases and (iii) system use and storage in order to protect profit margins, and not to engage in speculative trading. Commodity-related activities of the risk management group are monitored by our Risk Management Committee, which is charged with the review and enforcement of the Board of Directors' risk management policy. The Risk Management Committee reviews the types of hedging instruments used, contract limits and approval levels and may review the pricing and hedging of any or all commodity transactions. All energy futures, swaps and options are recorded at fair value. The fair value of these risk management instruments reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all financial instruments we use.

Through December 31, 2000, gains and losses on hedging positions have been deferred and recognized as gas purchases expense in the periods in which the underlying physical transactions occur. On January 1, 2001, we began accounting for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (after amendment by SFAS 137 and SFAS 138, the "Statement"). As discussed preceding, our principal use of derivative financial instruments is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas. The Statement allows these transactions to continue to be treated as hedges for accounting purposes, although the changes in the market value of these instruments will affect comprehensive income in the period in which they occur and any ineffectiveness in the risk mitigation performance of the hedge will affect net income currently. The change in the market value of these instruments representing effective hedge operation will continue to affect net income in the period in which the associated physical transactions are consummated. Adoption of the Statement has resulted in $14.4 million of deferred net loss as of January 1, 2001, being reported as part of other comprehensive income in 2001, as well as subsequent changes in the market value of these derivatives prior to consummation of the transaction being hedged.

We measure the risk of price changes in the natural gas and natural gas liquids markets utilizing a Value-at-Risk model. Value-at-Risk is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We utilize a closed form model to evaluate risk on a daily basis. The Value-at-Risk computations utilize a confidence level of 97.7 percent for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7 percent probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk number presented. Instruments evaluated by the model include forward physical gas, storage and transportation contracts and financial products including commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. During 2000, Value-at-Risk reached a high of $5.4 million and a low of $1.5 million. Value-at-Risk at December 31, 2000, was $5.3 million and averaged $4.5 million for 2000.

Our calculated Value-at-Risk exposure represents an estimate of the reasonably possible net losses that would be recognized on our portfolio of derivatives assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures and the timing thereof, as well as changes in our portfolio of derivatives during the year.

As a result of our recent divestiture of certain lines of business, including our wholesale natural gas and liquids marketing and natural gas gathering, processing and associated businesses, we expect that our portfolio of financial instruments held for the purposes of hedging, and corresponding exposure to loss from such instruments, will be smaller in the future. Given our portfolio of businesses as of December 31, 2000, our principal uses of derivative financial instruments will be to mitigate the risk associated with market movements in the price of natural gas associated with (i) the sale of in-kind fuel recoveries in excess of fuel used on Natural Gas Pipeline Company of America's pipeline system and (ii) the purchase of natural gas by Kinder Morgan Retail to serve its customers in the Choice Gas program.

From time to time, our treasury department manages interest rate exposure utilizing interest rate swaps, caps or similar derivatives within Board-established policy. None of these interest rate derivatives is leveraged. We are currently not hedging our interest rate exposure resulting from short-term borrowings. The market risk related to short-term borrowings from a one percent change in interest rates would result in a $0.5 million annual impact on pre-tax income, based on short-term borrowing levels as of February 9, 2001.

Significant Operating Variables

Our principal exposure to market variability is related to the variation in natural gas prices and basis differentials, which can affect gross margins in our Natural Gas Pipeline Company of America and Kinder Morgan Retail segments. "Basis differential" is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. In recent periods, additional competitive pressures have been generated in Midwest natural gas markets due to the introduction and planned introduction of additional supplies into the Chicago market area, although incremental "take away" capacity has also been constructed. We have attempted to reduce our exposure to this form of market variability by pursuing long-term, fixed-rate type contract agreements for capacity on Natural Gas Pipeline Company of America. In addition, as discussed under "Risk Management" elsewhere in this document and in Note 14 of the accompanying Notes to Consolidated Financial Statements, we utilize a comprehensive risk management program to mitigate our exposure to changes in the market price of natural gas and associated transportation.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to the following:

*

price trends, stability and overall demand for natural gas and electricity in the United States; economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

*	national, international, regional and local economic, competitive and regulatory conditions and developments;
*	the various factors which affect Kinder Morgan Energy Partners, L.P.’s ability to maintain or increase its level of earnings and distributions;
*	our ability to integrate any acquired operations into our existing operations;
*	changes in laws or regulations, third-party relationships and approvals, decisions of courts, regulators and governmental bodies that may affect our business or our ability to compete;
*	our ability to achieve cost savings and revenue growth;
*	conditions in capital markets;
*	rates of inflation;
*	interest rates;
*	political and economic stability of oil producing nations;
*	the pace of deregulation of retail natural gas and electricity;

*	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and
*	the timing and success of business development efforts.

You should not put an undue reliance on forward-looking statements.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is in Item 7 under the heading "Risk Management."

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index	Page

Report of Independent Accountants	40-41
Consolidated Statements of Income	42
Consolidated Statements of Comprehensive Income	43
Consolidated Balance Sheets	44
Consolidated Statements of Stockholders’ Equity	45
Consolidated Statements of Cash Flows	46
Notes to Consolidated Financial Statements	47-80
Selected Quarterly Financial Data (unaudited)	81-83

Report of Independent Accountants

To the Board of Directors
and Stockholders of Kinder Morgan, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Kinder Morgan, Inc. (formerly K N Energy, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We also audited the adjustments described in Note 2 that were applied to restate the 1998 consolidated financial statements. In our opinion, these adjustments are appropriate and have been properly applied.

/s/PricewaterhouseCoopers LLP
Houston, Texas
February 14, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Kinder Morgan, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of Kinder Morgan, Inc. (formerly K N Energy, Inc. and a Kansas corporation) and subsidiaries for the year ended December 31, 1998 prior to the restatement (and, therefore, are not presented herein) for the retroactive application of the equity method of accounting for an investment as described in Note 2 to the restated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kinder Morgan, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Denver, Colorado
February 2, 1999 (except with respect to the matters discussed in Note 6, as to which the dates are March 16, 2000 and February 14, 2001)

CONSOLIDATED STATEMENTS OF INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES
	Year Ended December 31,
		Restated – See Note 2
	2000	1999	1998
	(In Thousands Except Per Share Amounts)
Operating Revenues:
Natural Gas Sales	$ 1,999,648	$ 1,004,097	$ 955,254
Natural Gas Transportation and Storage	596,774	745,179	640,906
Other	117,315	87,092	64,099
Total Operating Revenues	2,713,737	1,836,368	1,660,259

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	1,960,083	1,050,250	836,614
Operations and Maintenance	164,286	184,888	170,035
General and Administrative	58,087	85,591	68,502
Depreciation and Amortization	108,165	147,933	155,363
Taxes, Other Than Income Taxes	27,973	34,561	28,290
Merger-related and Severance Costs	-	37,443	5,763
Total Operating Costs and Expenses	2,318,594	1,540,666	1,264,567

Operating Income	395,143	295,702	395,692

Other Income and (Expenses):
Kinder Morgan Energy Partners:
Equity in Earnings	140,913	15,733	-
Amortization of Excess Investment	(28,317)	(7,335)	-
Equity in Earnings (Losses) of Other Equity Investments	(6,586)	24,651	31,141
Interest Expense, Net	(243,155)	(251,920)	(205,840)
Minority Interests	(24,121)	(24,845)	(19,483)
Other, Net	72,565	194,405	21,395
Total Other Income and (Expenses)	(88,701)	(49,311)	(172,787)

Income from Continuing Operations Before Income Taxes	306,442	246,391	222,905
Income Taxes	122,727	90,733	82,710
Income from Continuing Operations	183,715	155,658	140,195

Discontinued Operations, Net of Tax:
Loss from Discontinued Operations	-	(50,941)	(77,984)
Loss on Disposal of Discontinued Operations	(31,734)	(344,378)	-
Total Loss From Discontinued Operations	(31,734)	(395,319)	(77,984)

Net Income (Loss)	151,981	(239,661)	62,211
Less - Preferred Dividends	-	129	350
Less - Premium Paid on Preferred Stock Redemption	-	350	-
Earnings (Loss) Available For Common Stock	$ 151,981	$ (240,140)	$ 61,861
	===========	===========	===========
Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	114,063	80,284	64,021
	===========	===========	===========
Basic Earnings (Loss) Per Common Share:
Continuing Operations	$ 1.61	$ 1.93	$ 2.19
Loss from Discontinued Operations	-	(0.63)	(1.22)
Loss on Disposal of Discontinued Operations	(0.28)	(4.29)	-
Total Basic Earnings (Loss) Per Common Share	$ 1.33	$ (2.99)	$ 0.97
	===========	===========	===========
Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	115,030	80,358	64,636
	===========	===========	===========
Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$ 1.60	$ 1.93	$ 2.17
Loss from Discontinued Operations	-	(0.63)	(1.21)
Loss on Disposal of Discontinued Operations	(0.28)	(4.29)	-
Total Diluted Earnings (Loss) Per Common Share	$ 1.32	$ (2.99)	$ 0.96
	===========	===========	===========
Dividends Per Common Share	$ 0.20	$ 0.65	$ 0.76
	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES
	Year Ended December 31,
		Restated – See Note 2
	2000	1999	1998
	(In Thousands)
Net Income (Loss)	$ 151,981	$ (239,661)	$ 62,211
Realized Gain on Equity Securities, Net of Tax	1,602	852	-
Unrealized Loss on Equity Securities, Net of Tax	-	-	(6,697)

Comprehensive Income (Loss)	$ 153,583	$ (238,809)	$ 55,514
	==========	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
KINDER MORGAN, INC. AND SUBSIDIARIES
	December 31,
		Restated See Note 2
	2000	1999
	(In Thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 141,923	$ 26,378
Restricted Deposits	14,063	51
Customer Accounts Receivable, Net	104,209	298,805
Receivable From Kinder Morgan Energy Partners	-	330,000
Other Receivables	64,309	7,646
Inventories	19,600	50,328
Gas Imbalances	40,838	51,024
Other	48,700	19,154
Net Current Assets of Discontinued Operations	-	58,991
	433,642	842,377
Investments:
Kinder Morgan Energy Partners	1,850,397	1,791,768
Other	143,698	132,971
	1,994,095	1,924,739

Property, Plant and Equipment, Net	5,724,617	5,789,564

Deferred Charges and Other Assets	265,751	209,758

Net Non-current Assets of Discontinued Operations	-	659,236
Total Assets	$ 8,418,105	$ 9,425,674
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Long-term Debt	$ 808,167	$ 7,167
Notes Payable	100,000	574,400
Accounts Payable	126,267	224,625
Accounts Payable - Kinder Morgan Energy Partners	13,534	-
Accrued Interest	72,222	73,000
Accrued Taxes	26,584	36,075
Gas Imbalances	39,496	74,992
Payable for Purchase of Thermo Companies	15,000	44,320
Reserve for Loss on Disposal of Discontinued Operations	23,694	535,630
Other	143,761	133,620
	1,368,725	1,703,829
Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,284,496	2,231,224
Other	208,570	242,926
	2,493,066	2,474,150

Long-term Debt	2,478,983	3,293,326

Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	4,910	9,523

Commitments and Contingent Liabilities (Notes 9 and 17)

Stockholders' Equity:
Preferred Stock (Note 13)	-	-
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share Outstanding - 114,578,800 and 112,838,379 Shares, Before Deducting 96,140 and 172,402 Shares Held in Treasury	572,894	564,192
Additional Paid-in Capital	1,189,270	1,203,008
Retained Earnings (Deficit)	37,584	(91,610)
Other, Including Shares Held in Treasury	(2,327)	(5,744)
Total Stockholders' Equity	1,797,421	1,669,846
Total Liabilities and Stockholders' Equity	$ 8,418,105	$ 9,425,674
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
KINDER MORGAN, INC. AND SUBSIDIARIES
	Year Ended December 31,
	2000		1999		1998
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
PREFERRED STOCK:
Beginning Balance	-	$ -	70,000	$ 7,000	70,000	$ 7,000
Redemption of Preferred Stock	-	-	(70,000)	(7,000)	-	-
Ending Balance	-	-	-	-	70,000	7,000
	===========		===========		===========
COMMON STOCK:
Beginning Balance	112,838,379	564,192	68,645,906	343,230	32,024,557	160,123
Sale of Common Stock, Net	-	-	-	-	12,500,000	62,500
Acquisition of Kinder Morgan Delaware	-	-	41,683,323	208,417	-	-
Acquisitions/Sales of Other Businesses	946,207	4,731	2,065,909	10,330	689,810	3,449
Employee and Executive Benefit Plans	794,214	3,971	443,241	2,215	549,570	2,758
Common Stock Split	-	-	-	-	22,881,969	114,400
Ending Balance	114,578,800	572,894	112,838,379	564,192	68,645,906	343,230

ADDITIONAL PAID-IN CAPITAL:
Beginning Balance		1,203,008		694,223		266,435
Sale of Common Stock, Net		-		-		558,053
Costs Related to PEPS Offering		(1,151)		(514)		(62,150)
Revaluation of KMEP Investment (Note 5)		(51,074)		-		-
Acquisition of Kinder Morgan Delaware		-		470,831		-
Acquisition of Other Businesses		23,824		34,670		30,985
Employee and Executive Benefit Plans		14,663		3,798		15,371
Common Stock Split		-		-		(114,471)
Ending Balance		1,189,270		1,203,008		694,223

RETAINED EARNINGS (DEFICIT):
Beginning Balance - as Previously Reported		(95,615)		193,925		185,658
Restatement (Note 2)		4,005		2,222		-
Beginning Balance - As Restated		(91,610)		196,147		185,658
Net Income (Loss) - as Previously Reported		151,981		(241,444)		59,989
Restatement (Note 2)		-		1,783		2,222
Cash Dividends:
Common		(22,787)		(47,967)		(51,372)
Preferred		-		(129)		(350)
Ending Balance		37,584		(91,610)		196,147

OTHER:

Deferred Compensation:
Beginning Balance		-		(10,686)		(9,203)
Executive Benefit Plans		-		10,686		(1,483)
Ending Balance		-		-		(10,686)

Treasury Stock, at Cost:
Beginning Balance	(172,402)	(4,142)	(48,598)	(1,417)	(28,482)	(1,124)
Treasury Stock Acquired	(1,743)	(62)	(135,510)	(2,956)	(60,994)	(2,834)
Treasury Stock Issued	78,005	1,877	-	-	-	-
Acquisition of Businesses	-	-	-	-	39,970	1,801
Dividend Reinvestment Plan	-	-	11,706	231	17,135	740
Common Stock Split	-	-	-	-	(16,227)	-
Ending Balance	(96,140)	(2,327)	(172,402)	(4,142)	(48,598)	(1,417)

Accumulated Other Comprehensive
Income (Net of Tax):
Beginning Balance		(1,602)		(2,454)		4,243
Sale of Tom Brown, Inc. Common Stock		1,602		-		-
Unrealized Gain (Loss) on Equity Securities		-		852		(6,697)
Ending Balance		-		(1,602)		(2,454)

TOTAL OTHER	(96,140)	(2,327)	(172,402)	(5,744)	(48,598)	(14,557)

TOTAL STOCKHOLDERS' EQUITY	114,482,660	$ 1,797,421	112,665,977	$ 1,669,846	68,597,308	$ 1,226,043
	===========	===========	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KINDER MORGAN, INC. AND SUBSIDIARIES
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	Year Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:	(In Thousands)
Net Income (Loss)	$ 151,981	$ (239,661)	$ 62,211
Adjustments to Reconcile Net Income (Loss) to
Net Cash Flows from Operating Activities:
Loss from Discontinued Operations, Net of Tax	31,734	395,319	77,984
Depreciation and Amortization	108,165	147,933	155,363
Deferred Income Taxes	105,424	57,609	24,516
Equity in Earnings of Kinder Morgan Energy Partners	(112,596)	(8,398)	-
Distributions from Kinder Morgan Energy Partners	121,323	15,000	-
Deferred Purchased Gas Costs	2,685	6,646	468
Net Gains on Sales of Facilities	(61,684)	(189,778)	(19,552)
Proceeds from Buyout of Contractual Gas Obligations	-	-	27,500
Changes in Other Working Capital Items [Note 1(M)]	(48,466)	36,119	(40,506)
Changes in Deferred Revenues	(4,457)	(15,641)	6,300
Other, Net	(16,622)	21,540	(7,242)
Net Cash Flows Provided by Continuing Operations	277,487	226,688	287,042
Net Cash Flows Provided by (Used in) Discontinued Operations	(110,399)	94,488	(191,773)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	167,088	321,176	95,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(137,477)	(97,644)	(120,881)
Proceeds from Sales to Kinder Morgan Energy Partners	500,302	-	-
Cash Paid for Acquisition of MidCon Corp., Net of Cash Acquired	-	-	(2,191,555)
Other Acquisitions	(19,412)	(34,565)	1,086
Investments	(28,688)	(10,044)	(9,179)
Proceeds from Sale of Tom Brown, Inc. Stock	14,823	28,650	-
Sale of U.S. Government Securities	-	1,092,415	1,062,453
Purchase of U.S. Government Securities	-	-	(2,154,868)
Proceeds from Sales of Other Assets	14,998	87,949	38,634
Net Cash Flows Provided by (Used in) Continuing Investing Activities	344,546	1,066,761	(3,374,310)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	154,176	(46,568)	(119,100)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	498,722	1,020,193	(3,493,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net	(474,400)	(1,117,446)	(32,687)
Long-Term Debt - Issued	-	-	2,750,000
Long-Term Debt - Retired	(14,055)	(158,934)	(35,787)
Common Stock Issued in Public Offering	-	-	650,000
Other Common Stock Issued	17,773	8,323	13,437
Other Financing, Net	(45,239)	-	-
Mandatorily Redeemable Trust Securities Issued	-	-	175,000
Preferred Stock Redeemed	-	(7,350)	-
Treasury Stock, Issued	1,877	231	740
Treasury Stock, Acquired	(62)	(2,956)	(2,834)
Cash Dividends, Common and Preferred	(22,787)	(48,096)	(51,722)
Minority Interests, Net	(2,436)	379	9,697
Premium Equity Participating Securities Contract Fee and Securities Issuance Costs	(10,936)	(11,097)	(78,219)
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(550,265)	(1,336,946)	3,397,625

Net Increase (Decrease) in Cash and Cash Equivalents	115,545	4,423	(516)
Cash and Cash Equivalents at Beginning of Year	26,378	21,955	22,471
Cash and Cash Equivalents at End of Year	$ 141,923	$ 26,378	$ 21,955
	==========	==========	==========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations and Summary of Significant Accounting Policies

(A)  Nature of Operations

Kinder Morgan, Inc. is one of the largest midstream energy companies in America, operating more than 30,000 miles of natural gas and products pipelines. Our common stock is traded on the New York Stock Exchange under the ticker symbol "KMI." We are an energy services provider and have operations in 16 states in the Rocky Mountain and mid-continent regions, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. Energy services we offer include: storing, transporting and selling natural gas, providing retail natural gas distribution services, and generating and selling electricity. We have both regulated and nonregulated operations. During 1999, we made significant acquisitions, including Kinder Morgan Delaware. As a result, through our general partner interest, we operate Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners," and receive a substantial portion of our earnings from returns on this investment.

In October 1999, K N Energy, Inc., (as we were then named) a Kansas corporation, acquired Kinder Morgan, Inc., a Delaware corporation, referred to in these Notes as "Kinder Morgan Delaware." We then changed our name to Kinder Morgan, Inc. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. During the third and fourth quarters of 1999, we adopted and implemented plans to discontinue our businesses involved in (i) wholesale marketing of natural gas and natural gas liquids, (ii) gathering and processing of natural gas, including field services and short-haul intrastate pipelines, (iii) direct marketing of non-energy products and services and (iv) international operations. During the fourth quarter of 2000, we decided that, due to the start-up nature of these operations and the unwillingness of buyers to pay for the value created to date, it was not in the best interests of the Company to dispose of our international operations and, accordingly, we decided to retain them. Additional information concerning these discontinued operations is contained in Note 6.

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

The consolidated financial statements include the accounts of Kinder Morgan, Inc. and its majority-owned subsidiaries. Investments in jointly owned operations in which we have the ability to exercise significant influence over their operating and financial policies are accounted for under the equity method, as is our investment in Kinder Morgan Energy Partners, which is further described in Note 2. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

(C)  Accounting for Regulatory Activities

Our regulated public utilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effects of regulation.

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The following regulatory assets and liabilities are reflected in the accompanying Consolidated Balance Sheets:

	December 31,
	2000	1999
	(In Thousands)
REGULATORY ASSETS:
Employee Benefit Costs	$ 6,576	$ 6,909
Debt Refinancing Costs	1,664	1,992
Deferred Income Taxes	16,801	16,853
Purchased Gas Costs	23,470	27,043
Plant Acquisition Adjustments	454	454
Rate Regulation and Application Costs	3,040	3,095
Total Regulatory Assets	52,005	56,346

REGULATORY LIABILITIES:
Employee Benefit Costs	5,967	5,967
Deferred Income Taxes	28,930	31,235
Purchased Gas Costs	14,415	25,926
Total Regulatory Liabilities	49,312	63,128

NET REGULATORY ASSETS (LIABILITIES)	$ 2,693	$ (6,782)
	=========	=========

As of December 31, 2000, $45.0 million of our regulatory assets and $43.3 million of our regulatory liabilities were being recovered from or refunded to customers through rates over periods ranging from 1 to 13 years.

(D)  Revenue Recognition Policies

We recognize revenues as services are rendered or goods are delivered and, if applicable, title has passed. Our rate-regulated retail natural gas distribution business bills customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate at the end of each accounting period for gas delivered and, if applicable, title has passed but for which bills have not yet been rendered. With respect to our construction activities, we utilize the percentage of completion method whereby revenues and associated expenses are recognized over the construction period based on work performed in relation to the total expected for the entire project.

(E)  Earnings Per Share

Basic earnings per share is computed based on the monthly weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed based on the monthly weighted-average number of common shares outstanding during the periods, increased by the assumed exercise or conversion of securities (stock options and premium equity participating security units) convertible into common stock for which the effect of conversion or exercise using the treasury stock method would be dilutive. Dilutive securities assumed to have been converted or exercised totaled 967,700 for 2000, 73,800 for 1999 and 614,500 for 1998. Remaining stock options outstanding totaling 307,100 for 2000, 3,824,000 for 1999 and 785,000 for 1998 were not included in the earnings per share calculation because to do so would have been antidilutive. Note 12(B) contains more information regarding premium equity participating security units, while Note 16 contains more information regarding stock options.

(F)  Restricted Deposits

Restricted Deposits consist of monies on deposit with brokers that are restricted to meet exchange trading requirements; see Note 14.

(G)  Inventories

	December 31,
	2000	1999
	(In Thousands)
Gas in Underground Storage (Current)	$ 5,145	$ 38,499
Materials and Supplies	14,455	11,829
	$ 19,600	$ 50,328
	=========	=========

Inventories are accounted for using the following methods, with the percent of the total dollars at December 31, 2000 shown in parentheses: average cost (85.32%), last-in, first-out (10.26%) and first-in, first-out (4.42%). All non-utility inventories held for resale are valued at the lower of cost or market. We also maintain gas in our underground storage facilities on behalf of certain third parties. We receive a fee from our storage service customers but do not reflect the value of their gas stored in our facilities in the accompanying Consolidated Balance Sheets.

(H)  Other Investments

	December 31,
	2000	1999
	(In Thousands)
Thermo Companies	$ 72,457	$ 63,528
TransColorado Pipeline Company	34,824	31,160
Tom Brown, Inc. Common Stock (Note 5)	-	12,283
Other	36,417	26,000
	$ 143,698	$ 132,971
	==========	==========

Investments consist primarily of equity method investments in unconsolidated subsidiaries and joint ventures, and include ownership interests in net profits and net cash flows. At December 31, 2000, "Other" included a $13.5 million investment in Wrightsville Development, LLC, a $6.0 million investment in Igasamex USA, Ltd., a $5.3 million investment in Front Range Holding, LLC, and approximately $4.5 million in assets held for deferred employee compensation, among other individually insignificant items. At December 31, 1999, "Other" included a $10.4 million investment in Front Range Holding, LLC, a $6.3 million investment in Igasamex USA, Ltd., and approximately $4.9 million in assets held for deferred employee compensation, among other individually insignificant items.

(I)  Property, Plant and Equipment

Property, plant and equipment is stated at historical cost, which for constructed plant includes indirect costs such as payroll taxes, fringe benefits, administrative and general costs. Expenditures that increase capacities, improve efficiencies or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. The cost of normal retirements of depreciable utility property, plant and equipment, plus the cost of removal less salvage, is recorded in accumulated depreciation with no effect on current period earnings. Gains or losses are recognized upon retirement of non-utility property, plant and equipment, and utility property, plant and equipment constituting an operating unit or system, when sold or abandoned.

In accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, we review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. As yet, no asset or group of assets has been identified for which the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset(s) and, accordingly, no impairment losses have been recorded. However, currently unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

(J)  Depreciation and Amortization

Depreciation is computed based on the straight-line method over the estimated useful lives of assets. The range of estimated useful lives used in depreciating assets for each property type are as follows:

Property Type	Range of Estimated Useful Lives of Assets (In Years)
Natural Gas Pipelines Retail Natural Gas Distribution Power Generation General and Other	24 to 68 (Transmission assets: average 56) 33 10 to 30 3 to 56

(K)  Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest"), (ii) in 1999, interest income related to government securities associated with the acquisition of MidCon Corp. and (iii) in 2000, interest income attributable to (i) our note receivable from Kinder Morgan Energy Partners associated with the sale of certain interests (see Note 5) and (ii) interest income associated with settlement of our net cash position with ONEOK, Inc.; see (N).

	Year Ended December 31,
	2000	1999	1998
	(In Millions)
AFUDC - Interest	$ 2.6	$ 1.9	$ 2.3
Interest Income	$ 2.6	$ 0.5	$ 46.4

As discussed in Note 2, in conjunction with the January 30, 1998, acquisition of MidCon Corp., we were required by the definitive stock purchase agreement to assume the Substitute Note for $1.4 billion and to collateralize the Substitute Note with bank letters of credit, a portfolio of government securities or a combination of the two. As a result, we had a significant amount of interest income during 1998 associated with the issuance of the Substitute Note, which has been reported together with the related interest expense as described above. In conjunction with our sale of certain assets to ONEOK as discussed in Note 6, we agreed to continue managing cash for these assets for a period of months, following which an audit was conducted to affirm the assignment of specific amounts to the two parties based on the timing of the underlying business transactions. We reported the interest income attributable to our net receivable resulting from this transaction together with the related interest expense as described above.

(L)  Other, Net

"Other, Net" as presented in the accompanying Consolidated Statements of Income includes $61.7 million, $189.8 million and $19.6 million in 2000, 1999 and 1998, respectively, attributable to gains from sales of assets. These transactions are discussed in Note 5.

(M)  Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows From Operating Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, undistributed equity in earnings of unconsolidated subsidiaries and joint ventures (other than Kinder Morgan Energy Partners) and other non-cash charges and credits to income.

ADDITIONAL CASH FLOW INFORMATION:

CHANGES IN OTHER WORKING CAPITAL ITEMS:
(NET OF EFFECTS OF ACQUISITIONS AND SALES)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	Year Ended December 31,
	2000	1999	1998
	(In Thousands)

Accounts Receivable	$ (172,781)	$ (16,483)	$ (19,626)
Material and Supplies Inventory	(2,626)	2,894	(962)
Gas in Underground Storage - Current	32,453	(17,626)	6,598
Other Current Assets	(27,737)	114	3,329
Accounts Payable	114,908	37,506	(68,774)
Other Current Liabilities	7,317	29,714	38,929
	$ (48,466)	$ 36,119	$ (40,506)
	==========	==========	==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Year Ended December 31,
	2000	1999	1998
(In Thousands)
Cash Paid for:
Interest (Net of Amount Capitalized)	$ 248,177	$ 284,762	$ 189,929
	==========	==========	==========
Distributions on Preferred Capital Trust Securities	$ 21,913	$ 21,913	$ 14,754
	==========	==========	==========
Income Taxes Paid (Received)	$ 7,674	$ (10,883)	$ 39,756
	==========	==========	==========

In April 2000, we made the final scheduled payment for our third-quarter 1998 acquisition of interests in the Thermo Companies using 961,153 shares of our common stock, approximately $30 million of value. For our December 31, 2000 sale of assets to Kinder Morgan Energy Partners, we received both cash and non-cash consideration; see Note 5. In October 1999, we acquired Kinder Morgan Delaware in a non-cash transaction. During 1998, we acquired MidCon Corp. and interests in assets from the Thermo Companies in transactions that included both cash and non-cash components. For additional information on these transactions, see Note 2.

(N)  Accounts Receivable

The caption "Customer Accounts Receivable, Net" in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $2.3 million and $1.7 million at December 31, 2000 and 1999, respectively. The caption "Other Receivables" principally consists of a receivable from ONEOK due to cash management services provided to them during 2000 in conjunction with their purchase of certain of our assets as discussed in Note 6.

(O)  Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date.

(P)  Accounting for Certain Equity Transactions by Affiliates

We account for our investment in Kinder Morgan Energy Partners (among other entities) under the equity method of accounting. In each accounting period, we record our share of these investees' earnings, and amortize any "excess" investment. We adjust the amount of our excess investment when an equity method investee or a consolidated subsidiary issues additional equity (or reacquires equity shares) in any manner that alters our ownership percentage. Differences between the per unit sales proceeds from these equity issuances (or reacquisitions) and our underlying book basis, as well as the pro rata portion of the excess investment (including associated deferred taxes), are recorded directly to paid-in capital rather than being recognized as gains or losses. Two such transactions are described in Note 5.

(Q)  Accounting for Risk Management Activities

We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas and associated transportation. Prior to December 31, 2000, our accounting policy for these activities was based on a number of authoritative pronouncements including SFAS No. 80, Accounting for Futures Contracts. This policy is described in detail in Note 14, as is our new policy, which is based on the accounting standard which became effective for us on January 1, 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

(R)  Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit we do not expect to be realized.

2.     Business Combinations

On October 7, 1999, we completed the acquisition of Kinder Morgan Delaware, the sole stockholder of the general partner of Kinder Morgan Energy Partners. Kinder Morgan Energy Partners is the nation's largest pipeline master limited partnership. It owns and operates one of the largest product pipeline systems in the United States, delivering gasoline, diesel and jet fuel to customers through more than 10,000 miles of pipeline and over 20 associated terminals. Additional assets include 10,000 miles of natural gas transportation pipelines; natural gas gathering and storage facilities; 28 bulk terminal facilities, which transload more than 40 million tons of coal, petroleum coke and other products annually; and Kinder Morgan CO2 Company, L.P.

To effect the business combination, we issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan Delaware. Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan Delaware, was named our Chairman and Chief Executive Officer, and we were renamed Kinder Morgan, Inc. In addition, we issued 200,000 shares of our common stock to Petrie Parkman & Co., Inc. in consideration for Petrie Parkman's advisory services rendered in connection with the acquisition of Kinder Morgan Delaware. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

This acquisition was accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The allocation of the purchase price resulted in an excess of the purchase price over Kinder Morgan Delaware's share of the underlying equity in the net assets of Kinder Morgan Energy Partners totaling $1.3 billion. This excess has been fully allocated to the Kinder Morgan Delaware investment in Kinder Morgan Energy Partners and reflects the estimated fair market value of this investment at the date of acquisition. This excess investment is being amortized over 44 years, approximately the estimated remaining useful life of Kinder Morgan Energy Partners' assets, and is shown in the accompanying Consolidated Income Statements as "Amortization of Excess Investment" under the sub-heading "Kinder Morgan Energy Partners" within "Other Income and (Expenses)." The assets, liabilities and results of operations of Kinder Morgan Delaware are included with those of Kinder Morgan beginning with the October 7, 1999 acquisition date.

The following pro forma information gives effect to our acquisition of Kinder Morgan Delaware as if the business combination had occurred January 1 of each year presented. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements. This pro forma information does not necessarily indicate the financial results that would have occurred if this acquisition had taken place on the dates indicated, nor should it necessarily be viewed as an indicator of future financial results.

Unaudited Pro Forma Financial Information
	Year Ended December 31,
	1999	1998
	(Dollars in Millions Except Per Share Amounts)

Operating Revenues	$ 1,745.5	$ 1,660.9
Net Income (Loss)	$ (233.9)	$ 62.5
Diluted Earnings (Loss) Per Common Share	$ (2.09)	$ 0.58
Number of Shares Used in Computing Diluted Earnings Per Common Share (In Thousands)	112,334	106,319

During the third quarter of 1998, we completed our acquisition of interests in four independent power plants in Colorado from the Denver-based Thermo Companies, representing approximately 380 megawatts of electric generation capacity and access to approximately 130 Bcf of natural gas reserves. These generating facilities are located in Ft. Lupton, Colorado (272 megawatts) and Greeley, Colorado (108 megawatts) and sell their power output to Public Service Company of Colorado under long-term agreements. Payments for the Thermo interests were made over a two-year period, with the initial payment of 1,034,715 shares of our common stock having been made on October 21, 1998. Additional payments were made on January 4, 1999, consisting of 833,623 shares of our common stock and $15 million in cash, on April 20, 1999, consisting of 1,232,286 shares of our common stock and $20 million in cash and on April 20, 2000, with 961,153 shares of our common stock. This transaction was accounted for as a purchase. Under the purchase agreement, we were entitled, as soon as the consent of the other partner was obtained, to become a partner in a 50/50 joint venture in which Thermo had previously been a partner and, in the interim, to receive cash distributions from Thermo's former owners in lieu of our share of the joint venture's earnings. In the fourth quarter of 2000, we obtained the consent, became a partner in the venture and adopted the equity method of accounting for this investment. We restated all prior periods to reflect the equity method of accounting as required by the authoritative accounting guidelines. This restatement had the effect of decreasing operating revenues by $7.4 million and $4.9 million, increasing equity in earnings of unconsolidated subsidiaries by $10.5 million and $8.7 million, and increasing income from continuing operations by $1.8 million and $2.2 million, in each case for 1999 and 1998, respectively.

On January 30, 1998, we acquired all of the outstanding shares of capital stock of MidCon Corp. from Occidental Petroleum Corporation for $2.1 billion in cash and the assumption of a $1.4 billion short-term note (which was repaid in January, 1999), at which time MidCon Corp. became our wholly owned subsidiary. MidCon was an energy company engaged in the purchase, gathering, processing, transmission and storage of natural gas and whose principal asset was Natural Gas Pipeline Company of America (NGPL). The assets, liabilities and results of operations of MidCon are included with those of Kinder Morgan beginning with the January 30, 1998 acquisition date. The acquisition was initially financed through a combination of credit agreements; see Note 12.

The acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed were recorded at their fair market values as of the acquisition date. The allocation of purchase price resulted in the recognition of a gas plant acquisition adjustment of approximately $4.0 billion, principally representing the excess of the assigned fair market value of the assets of Natural Gas Pipeline Company of America over the historical cost for ratemaking purposes. This gas plant acquisition adjustment, none of which is currently being recognized for rate-making purposes, is being amortized over 55 years (see Note 4), approximately the estimated remaining useful life of Natural Gas Pipeline Company of America's interstate pipeline system. For the years ended December 31, 2000, 1999 and 1998, $73.3 million, $96.0 million and $97.9 million of such amortization, respectively, was charged to expense; see Note 4.

The following pro forma information gives effect to our acquisition of MidCon Corp. as if the business combination had occurred at January 1, 1998. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements. This pro forma information does not necessarily indicate the financial results that would have occurred if this acquisition had taken place on the date indicated, nor is it necessarily comparable to subsequent financial results nor should it necessarily be viewed as an indicator of future financial results.

Unaudited Pro Forma Financial Information
(Dollars in Millions Except Per Share Amounts)	Year Ended December 31,
1998

Operating Revenues	$ 4,655.9
Net Income	$ 65.6
Diluted Earnings Per Common Share	$ 1.01
Number of Shares Used in Computing Diluted Earnings Per Common Share (In Thousands)	64,636

On February 22, 1999, Sempra Energy and we announced that our respective boards of directors had unanimously approved a definitive agreement under which Sempra and we would combine in a stock-and-cash transaction valued in the aggregate at $6.0 billion. On June 21, 1999, Sempra and we announced that we had mutually agreed to terminate the merger agreement. Sempra reimbursed us $5.95 million for expenses incurred in connection with the proposed merger.

3.     Merger-related and Severance Costs

In anticipation of the completion of the transaction with Kinder Morgan Delaware, during the third quarter of 1999, a number of our officers terminated their employment with us, as did certain other employees. In addition, we terminated the employment of a number of additional employees during the fourth quarter of 1999 and in early 2000 as a result of cost saving initiatives implemented following the closing of the Kinder Morgan Delaware transaction. In total, approximately 150 employees were severed. In conjunction with these terminations, we agreed to provide severance benefits and incurred certain legal and other associated costs. Also in conjunction with the Kinder Morgan Delaware transaction, we elected to discontinue certain projects, consolidate certain facilities and relocate certain employees. The $37.4 million pre-tax expense ($23.6 million after tax or $0.29 per diluted share) associated with these matters (included in the accompanying Consolidated Income Statement for 1999 under the caption "Merger-related and Severance Costs") was composed of the following: (i) severance and relocation, including restricted stock -- $22.7 million, (ii) facilities costs, including moving expenses -- $5.3 million, (iii) write-down/write-off of project costs -- $8.0 million and (iv) other -- $1.4 million. Of this total, approximately $9.4 million remained as an accrual at December 31, 1999, all of which was expended during the first half of 2000. The $5.8 million pre-tax expense ($3.6 million after tax or $0.06 per diluted share) included under the same caption for the year ended December 31, 1998 represents costs associated with our January 30, 1998 acquisition of MidCon Corp. For additional information on these business combinations, see Note 2.

4.     Change in Accounting Estimate

Pursuant to a revised study of the useful lives of the underlying assets by an independent third party, in July 1999, we changed the depreciation rates associated with the gas plant acquisition adjustment recorded in conjunction with the acquisition of MidCon Corp. Relative to the amounts which would have been recorded utilizing the previous depreciation rates, this change had the effect of decreasing "Depreciation and Amortization" by approximately $19.3 million for the year ended December 31, 1999. Consequently, "Income from Continuing Operations" and "Net Income" were increased by approximately $12.1 million for the year ended December 31, 1999 ($0.15 per diluted common share).

5.     Investments and Sales

See Note 6 for information regarding sales of assets and businesses included in discontinued operations.

In December 2000, we sold approximately $300 million of assets to Kinder Morgan Energy Partners effective December 31, 2000. The largest asset we sold was our wholly owned subsidiary Kinder Morgan Texas Pipeline, L.P. and certain associated entities (a major intrastate natural gas pipeline system). We also sold the Douglas and Casper gas processing facilities and associated natural gas gathering systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. As consideration for the sale, we received approximately $150 million in cash (with an additional cash payment for working capital), 0.6 million Kinder Morgan Energy Partners' common limited partner units and 2.7 million Class-B Kinder Morgan Energy Partners' common limited partner units. We recorded a pre-tax gain of $61.6 million (approximately $37.0 million after tax or $0.32 per diluted share) in conjunction with this sale.

In August 2000, Kinder Morgan Power Company, one of our wholly owned subsidiaries, announced plans to build a 550-megawatt electric power plant in Jackson, Michigan. All necessary regulatory permits and approvals have been obtained, and construction on the $250 million natural gas-fired plant has begun. The plant is expected to begin commercial operation in July 2002. In May 2000, Kinder Morgan Power announced another 550-megawatt facility that is currently being constructed near Little Rock, Arkansas.

In April 2000, Kinder Morgan Energy Partners issued 4.5 million limited partnership units in a public offering at a price of $39.75 per unit, receiving total net proceeds (after underwriting discount) of $171.3 million. We did not acquire any of these units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 19.9% to approximately 18.6% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $6.1 million and reducing (i) our excess investment in Kinder Morgan Energy Partners by $81.1 million, (ii) associated accumulated deferred income taxes by $30.0 million, (iii) paid-in capital by $45.0 million and (iv) the monthly amortization of the excess investment by approximately $176 thousand. In February 2000, Kinder Morgan Energy Partners issued approximately 0.6 million common units as consideration for acquiring all the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminals, Inc. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $1.1 million and reducing (i) our excess investment in Kinder Morgan Energy Partners by $11.3 million, (ii) associated accumulated deferred income taxes by $4.1 million, (iii) paid-in capital by $6.1 million and (iv) the monthly amortization of the excess investment by approximately $21 thousand; see Notes 1(P) and 2.

In March 2000, we sold the 918,367 shares of Tom Brown, Inc. Common Stock we had held since early 1996 (see the discussion of the sale of Tom Brown Preferred Stock following). We recorded a pre-tax gain of $1.4 million ($0.8 million after tax or approximately $0.01 per diluted share).

On December 30, 1999, we entered into an agreement with several of our wholly owned subsidiaries and Kinder Morgan Energy Partners. As a result, effective as of December 31, 1999, we sold all of our interests in the following to Kinder Morgan Energy Partners: (i) our wholly owned subsidiary, Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), (ii) our wholly owned subsidiary, Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), which owns a one-third interest in Trailblazer Pipeline Company and (iii) our 49% interest in Red Cedar Gathering Company. In exchange, Kinder Morgan Energy Partners issued to us 9,810,000 common units representing limited partnership interest in Kinder Morgan Energy Partners. In addition, Kinder Morgan Energy Partners paid us $330 million in cash in early 2000. We recorded a pre-tax gain of $158.8 million (approximately $100.9 million after tax or $1.25 per diluted share) in conjunction with the sale of interests.

On September 30, 1999, we sold (to an unaffiliated party) our interests in Stingray Pipeline Company, L.L.C., an offshore pipeline that gathers natural gas, and West Cameron Dehydration Company, L.L.C., which dehydrates natural gas for shippers on the Stingray Pipeline. On June 30, 1999, we sold our interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. These two sales yielded total cash proceeds of approximately $75.1 million, resulted in a total pretax gain of approximately $28.9 million (approximately $17.6 million after tax or $0.25 per diluted share), and substantially eliminated our investment in offshore assets.

On September 3, 1999, we sold 1,000,000 shares of preferred stock of Tom Brown, Inc. for approximately $29 million in cash, realizing a gain of $2.2 million (approximately $1.3 million after tax or $0.02 per diluted share).

In May 1999, we announced plans to build the Horizon Pipeline, which, through our wholly owned subsidiary Natural Gas Pipeline Company of America, we planned to own jointly with one or more other partners. An open season closed in June 1999 with service requests from shippers of more than 800 MMcf of natural gas per day, including 300 MMcf per day from Nicor Gas. In February 2000, Nicor, Inc. announced that it had signed an agreement to become an equal partner in the planned Horizon Pipeline with Natural Gas Pipeline Company of America. The Horizon Pipeline is a $75 million natural gas pipeline that will originate in Joliet, Illinois and extend 74 miles into northern Illinois, connecting the emerging supply hub at Joliet with Nicor Gas' distribution system and an existing Natural Gas Pipeline Company of America pipeline.

On March 31, 1999, the TransColorado Gas Transmission Company ("TransColorado"), an enterprise we jointly own with Questar Corp., placed in service a 280-mile-long natural gas pipeline. This pipeline includes two compressor stations and extends from near Rangely, Colorado, to its southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline has a design transmission capacity of approximately 300 million cubic feet of natural gas per day. On October 14, 1998, TransColorado entered into a $200 million revolving credit agreement with a group of commercial banks. We provide a corporate guarantee for one-half of all amounts borrowed under the agreement. Beginning 24 months after the in-service date, Questar has the right, for a 12-month period, to require that we purchase Questar's ownership interest in TransColorado for $121 million. This right has been stayed; see Note 9.

In September 1998, we sold some of our microwave towers and associated land and equipment to American Tower Corp., recognizing a pre-tax gain of $10.9 million ($6.7 million after tax or $0.10 per diluted share). In March 1998, we sold our Kansas retail natural gas distribution properties to Midwest Energy, Inc., recognizing a pre-tax gain of $8.5 million ($5.2 million after tax or $0.08 per diluted share). Concurrently with the sale, we received $27.5 million in cash in exchange for release of the purchaser from certain contractual gas purchase obligations, which amount is being amortized as an offset to gas purchases over a period of years as the associated volumes are sold.

6.     Discontinued Operations

Prior to mid-1999, we had major business operations in the upstream (gathering and processing), midstream (natural gas pipelines) and downstream (wholesale and retail marketing) portions of the natural gas industry and, in addition, had (i) non-energy retail marketing operations in the form of a joint venture called en*able and (ii) limited international operations. During the third quarter of 1999, we adopted a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand). During the fourth quarter of 1999 and following our merger with Kinder Morgan Delaware, we adopted and implemented plans to discontinue the following lines of business: (i) gathering and processing natural gas, including short-haul intrastate pipelines and providing field services to natural gas producers, (ii) wholesale marketing of natural gas and natural gas liquids, and (iii) international operations. During the fourth quarter of 2000, we decided that, due to the start-up nature of these operations and the unwillingness of buyers to pay for the value created to date, it was not in the best interests of the Company to dispose of our international operations, which consist principally of a natural gas distribution system under development in Hermosillo, Mexico. Consequently, results from our international operations have been reclassified to continuing operations for all periods presented. The $3.9 million estimated after-tax loss on disposal recorded in 1999, consisting principally of a write down to estimated net realizable value including estimated costs of disposal, was reversed in 2000 and is included under the caption "Loss on Disposal of Discontinued Operations" in the accompanying Consolidated Statements of Income. The following table contains additional information concerning our international operations.

International Operations
	Year Ended December 31,
	2000	1999	1998
	(Thousands of dollars)
Total Assets (at December 31)	$32,347	$25,325	$12,838
Total Liabilities (at December 31)	$ 3,984	$ 29	$ 779
Operating Revenues	$ 5,699	$ 1,129	$ 4,249
Operating Loss	$ 2,071	$ 2,523	$ 631

In accordance with the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), our consolidated financial statements have been restated to present these businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported in the various statements under the captions "Loss from Discontinued Operations, Net of Tax"; "Loss on Disposal of Discontinued Operations, Net of Tax"; "Net Current Assets of Discontinued Operations"; "Net Non-current Assets of Discontinued Operations"; "Net Cash Flows Provided by (Used in) Discontinued Operations" and "Net Cash Flows Provided by (Used in) Discontinued Investing Activities" for all relevant periods. In addition, certain of these Notes have been restated for all relevant periods to reflect the discontinuance of these operations.

Summarized financial data of discontinued operations are as follows:

Year Ended December 31,
	2000	1999	1998
Income Statement Data	(In Thousands)
Operating Revenues:
Wholesale Natural Gas and Liquids Marketing	$ 580,159	$3,550,568	$2,580,459
Gathering and Processing, Including Field Services and Short-haul
Intrastate Pipelines	$ 436,979	$ 630,005	$ 640,623

Loss From Discontinued Operations, Net of Tax:
Wholesale Marketing, Net of Tax Benefits of $9,300 and $7,869		$ (15,046)	$ (14,837)
Gathering and Processing, Net of Tax Benefits of $18,177 and $30,733		$ (29,404)	$ (57,949)
en*able/Orcom, Net of Tax Benefits of $4,150 and $2,757		$ (6,491)	$ (5,198)

Loss on Disposal of Discontinued Operations, Net of Tax:
Wholesale Marketing, Net of Tax Benefits of $2,013 and $34,588	$ (3,013)	$ (55,780)
Gathering and Processing, Net of Tax Benefits of $21,617 and $169,413	$ (32,638)	$ (273,202)
en*able/Orcom, Net of Tax Benefits of $7,340		$ (11,479)
International Operations, Net of $2,430 of Tax and $2,430 of Tax Benefits	$ 3,917	$ (3,917)

With the exception of our international operations, which, as discussed above, we decided to retain, we completed the divestiture of our discontinued operations by December 31, 2000. In the fourth quarter of 2000, we recorded an incremental loss on disposal of discontinued operations of $31.7 million, representing the impact of the final disposition transactions and adjustment of previously recorded estimates. We had a remaining liability of approximately $23.7 million at December 31, 2000 associated with these discontinued operations, principally consisting of (i) indemnification obligations under the various sale agreements and (ii) retained liabilities, which were settled in cash in early 2001. Following is additional information concerning the various disposition transactions.

We completed the disposition of our investment in en*able and sold our businesses involved in providing field services to natural gas producers (K N Field Services, Inc. and Compressor Pump and Engine, Inc.) and MidCon Gas Products of New Mexico Corp., a wholly owned subsidiary providing natural gas gathering and processing services, prior to the end of 1999. We received $23.3 million in cash as consideration for these sales.

Effective March 1, 2000, ONEOK purchased our gathering and processing businesses in Oklahoma, Kansas and West Texas. In addition, ONEOK purchased our marketing and trading business, as well as certain storage and transmission pipelines in the Mid-continent region. As consideration, ONEOK paid us approximately $108 million plus approximately $56 million for estimated net working capital at closing (subject to post-closing adjustment). In addition, ONEOK assumed (i) the operating lease associated with the Bushton, Kansas processing plant and (ii) long-term throughput capacity commitments on Natural Gas Pipeline Company of America and Kinder Morgan Interstate.

During the second quarter of 2000, we completed the sale of three natural gas gathering systems and a natural gas processing facility to WBI Holdings, Inc., the natural gas pipeline unit of MDU Resources Group, Inc. for approximately $21 million. Gathering systems included in the sale were the Bowdoin System located in north-central Montana, the Niobrara System located in northeastern Colorado and northwestern Kansas, and the Yenter System located in northeastern Colorado and western Nebraska. The natural gas processing facility included in the sale was the Yenter Plant, located northwest of Sterling, Colorado.

During the fourth quarter of 2000, Wildhorse Energy Partners, LLC distributed all of its assets to the members and was dissolved. Formed in 1996, Wildhorse was owned 55 percent by us and 45 percent by Tom Brown. All the Wildhorse gathering and processing assets were distributed to Tom Brown and we received the Wolf

Creek storage facility (which will be utilized in our natural gas distribution business) and cash. Also during the fourth quarter of 2000, our Douglas and Casper gas processing facilities and associated natural gas gathering systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. were included as part of a larger transaction with Kinder Morgan Energy Partners; see Note 5.

7.     Accounts Receivable Sales Facility

In September 1999, certain of our wholly owned subsidiaries entered into a five-year agreement to sell all of their accounts receivable, on a revolving basis, to K N Receivables Corporation, our wholly owned subsidiary. K N Receivables was formed prior to the execution of that receivables agreement for the purpose of buying and selling accounts receivable and was determined to be bankruptcy remote. Also in September 1999, K N Receivables entered into a five-year agreement with a financial institution whereby K N Receivables could sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $150 million. This transaction was accounted for as a sale of receivables in accordance with SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. Accordingly, our accompanying Consolidated Balance Sheet at December 31, 1999, reflects the portion of receivables transferred to the financial institution as a reduction of Accounts Receivable. Losses from the sale of these receivables are included in "Other, Net" in the accompanying Consolidated Statements of Income during the periods in which the facility was utilized. We received compensation for servicing that was approximately equal to the amount an independent servicer would receive. Accordingly, no servicing assets or liabilities were recorded. The full amount of the allowance for possible losses was retained by  K N Receivables. The fair value of this recourse liability approximated the allocated allowance for doubtful accounts given the short-term nature of the transferred receivables.

We received $150 million in proceeds from the sale of receivables on September 30, 1999. The proceeds were subsequently used to retire notes payable of Kinder Morgan Delaware that were outstanding when we acquired it. Cash flows associated with this program are included with "Accounts Receivable" under "Cash Flows from Operating Activities" in the accompanying Statements of Consolidated Cash Flows. In February 2000, we reduced our participation in this receivables sale program by approximately $120 million, principally as a result of our then pending disposition of our wholesale gas marketing business. On April 25, 2000, we repaid the residual balance and terminated this agreement.

8.     Regulatory Matters

On July 17, 2000, Natural Gas Pipeline Company of America filed its Compliance Plan, including pro forma tariff sheets, pursuant to the Federal Energy Regulatory Commission's Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. Natural Gas Pipeline Company of America's filing is currently pending FERC action and any changes to its tariff provisions are not expected to take effect until after the entire Order 637 process is finished for all interstate pipelines.

On May 10, 2000, Chesapeake Panhandle Limited Partnership filed a complaint with the FERC against Natural Gas Pipeline Company of America, MidCon Gas Products Corp., MidCon Gas Services Corp., K N Energy, Inc. and us. The complaint alleges that Natural Gas Pipeline Company of America collected an unlawful gathering rate from Chesapeake for the period March 1998 through December 1999. Chesapeake is seeking a refund totaling $5.2 million. We have responded and denied the allegations. On July 27, 2000, the FERC issued an order commencing a preliminary non-public investigation into the complaint. We believe that we have meritorious defenses to the claim.

On January 23, 1998, Kinder Morgan Interstate filed a general rate case with the FERC, requesting a $30.2 million increase in annual revenues. As a result of the FERC's action, Kinder Morgan Interstate was allowed to place its rates into effect on August 1, 1998, subject to refund, and provisions for refund were recorded based on expected ultimate resolution. On November 3, 1999, Kinder Morgan Interstate filed a comprehensive Stipulation and Agreement to resolve all issues in this proceeding. The FERC approved the Stipulation and Agreement on December 22, 1999, and the settlement rates have been placed in effect. Kinder Morgan Interstate was sold to Kinder Morgan Energy Partners effective December 31, 1999; see Note 5.

In November 1997, we announced a plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998. This program separates, or "unbundles," the consumer's natural gas purchases from other utility services. As of December 31, 2000, the plan had been approved by 178 of the 181 Nebraska municipalities we serve, representing approximately 91,000 customers served by us in Nebraska.

9.     Environmental and Legal Matters

(A)   Environmental Matters

On December 20, 1999, the U.S. Department of Justice filed a Complaint against Natural Gas Pipeline Company of America on behalf of the U.S. Environmental Protection Agency in the Federal District Court of Colorado, Civil Action 99-S-2419. The Complaint alleged that Natural Gas Pipeline Company of America failed to obtain all of the necessary air quality permits in 1979 when it constructed the Akron Compressor Station, which consisted of three compressor engines in Weld County, Colorado. Natural Gas Pipeline Company of America and the Environmental Protection Agency, through the Department of Justice, have settled this issue.

On December 17, 1999, the State of Colorado notified us of air quality permit compliance issues for several Kinder Morgan facilities. On September 21, 2000, we entered into a consent order with the State of Colorado to resolve the outstanding issues.

In 1998, the Environmental Protection Agency published a final rule addressing transport of ground level ozone. The rule affected 22 Eastern and Midwestern states, including Illinois and Missouri, in which we operate gas compression facilities. The rule required reductions in emissions of nitrogen oxide, a precursor to ozone formation, from various emission sources, including utility and non-utility sources. The rule required that the affected states prepare and submit State Implementation Plans to the Environmental Protection Agency by September 1999, reflecting how the required emissions reductions would be achieved. Emission controls are required to be installed by May 1, 2003. The State Implementation Plans which will effectuate this rule have yet to be proposed or promulgated, and will require detailed analysis before their final economic impact can be ascertained. On March 3, 2000, the Washington D.C. Circuit Court issued a decision regarding the rule. The Circuit Court remanded certain issues back to the Environmental Protection Agency. On January 5, 2001, the Environmental Protection Agency proposed regulations concerning the remanded issues. The final regulations are expected to be promulgated later this year. While additional capital costs are likely to result from this rule, based on currently available information, we do not believe that these costs will have a material adverse effect on our business, cash flows, financial position or results of operations.

On June 17, 1999, the Environmental Protection Agency published a final rule creating a standard to limit emissions of hazardous air pollutants from oil and natural gas production as well as from natural gas transmission and storage facilities. The standard requires that the affected facilities reduce emissions of hazardous air pollutants by 95 percent. This standard will require us to achieve this reduction either by process modifications or by installing new emissions control technology. The standard will affect our competitors and us in a like manner. The rule allows affected sources three years from the publication date to come into compliance. We have conducted a detailed analysis of the final rule to determine its overall effect. While additional capital costs are likely to result from this rule, the rule will not have a material adverse effect on our business, cash flows, financial position or results of operations.

We have an established environmental reserve of approximately $19 million to address remediation issues associated with 38 projects. Based on current information and taking into account reserves established for environmental matters, we do not believe that compliance with federal, state and local environmental laws and regulations will have a material adverse effect on our business, cash flows, financial position or results of operations. In addition, the clean-up programs in which we are engaged are not expected to interrupt or diminish our operational ability to gather or transport natural gas. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

(B)   Litigation Matters

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado and several of its affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortuous concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit stems from Questar's failure to support the TransColorado partnership, together with its decision to seek regulatory approval for a project that competes with the Partnership, in breach of its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against certain of our entities and us for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. On December 15, 2000, the parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. On January 31, 2001, the Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. Discovery has commenced.

Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. No trial date has been set. However, recent settlement conferences have occurred.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against

Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of gas, mismeasured gas, delayed his development of gas reserves, and other claims arising out of a contract to purchase gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same gas to interstate commerce. The background of that proceeding is described in the immediately following paragraph. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg recently filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals. The action in Colorado remains stayed pending final resolution of these proceedings.

Jack J. Grynberg v. Rocky Mountain Natural Gas Company, Docket No. GP91-8-008. Rocky Mountain Natural Gas Company v. Jack J. Grynberg, Docket No. GP91-10-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to in the immediately preceding paragraph. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg recently filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals.

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed and an oral argument on the Motion to Dismiss occurred on March 17, 2000. On July 20, 2000 the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases.

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

Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A Motion to Reconsider the remand was filed and is currently pending.

Dirt Hogs, Inc. v. Natural Gas Pipeline Company of America, et al. There have been several related cases with Dirt Hogs, Inc. with allegations of breach of contract, false representations, improper requests for kickbacks and other improprieties. Essentially, the plaintiff claims that it should have been awarded extensive pipeline reclamation work without having to qualify or bid as a qualifying contractor. Case No. Civ-98-231-R, is a case which was dismissed in the U.S. District Court for the Western District of Oklahoma because of pleading deficiencies and is now on appeal to the 10th Circuit (Case No. 99-6-026). On April 10, 2000, the 10th Circuit upheld the dismissal of this action. Another case, arising out of the same factual allegations, was filed by Dirt Hogs in the District Court, Caddo County, Oklahoma (Case No. CJ-99-92), on March 29, 1999. By agreement of all parties, this action is currently stayed. A third related case, styled Natural Gas Pipeline Company of America, et al. v. Dirt Hogs, Inc. (Case No. 99-360-R), resulted in a default judgment against Dirt Hogs. After initially appealing the default judgment, Dirt Hogs dismissed their appeal on September 1, 1999.

K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On February 23, 2000, the federal district court dismissed this Complaint with prejudice. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et. al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2000, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice.

We believe that we have meritorious defenses to all lawsuits and legal proceedings in which we are defendants and will vigorously defend against them. Based on our evaluation of the above matters, and after consideration of reserves established, we believe that the resolution of such matters will not have a material adverse effect on our business, cash flows, financial position or results of operations.

10.    Property, Plant and Equipment

Investments in property, plant and equipment ("PP&E"), at cost, and accumulated depreciation and amortization ("Accumulated D&A") are as follows:

	December 31, 2000

	Property, Plant and Equipment	Accumulated D&A	Net
	(In Thousands)
Natural Gas Pipelines	$ 5,662,880	$ 262,073	$ 5,400,807
Retail Natural Gas Distribution	251,660	90,966	160,694
Electric Power Generation	79,696	2,608	77,088
General and Other	142,773	56,745	86,028
PP&E Related to Continuing Operations	$ 6,137,009	$ 412,392	$ 5,724,617
	============	============	============

	December 31, 1999

	Property, Plant and Equipment	Accumulated D&A	Net
	(In Thousands)
Natural Gas Pipelines	$ 5,768,566	$ 240,949	$ 5,527,617
Retail Natural Gas Distribution	248,998	83,010	165,988
Electric Power Generation	27,873	1,915	25,958
General and Other	121,814	51,813	70,001
PP&E Related to Continuing Operations	$ 6,167,251	$ 377,687	$ 5,789,564
	============	============	============

11.    Income Taxes

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Taxes Currently Payable:
Federal	$ 3,212	$ 19,340	$ 49,630
State	14,091	13,784	8,564
Total	17,303	33,124	58,194

Taxes Deferred:
Federal	94,435	64,086	25,068
State	10,989	(6,477)	(552)
Total	105,424	57,609	24,516

Total Tax Provision	$ 122,727	$ 90,733	$ 82,710
	=========	=========	=========

Effective Tax Rate	40.0%	36.8%	37.1%
	=====	=====	=====

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2000	1999	1998

Federal Income Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) as a Result of:
State Income Tax, Net of Federal Benefit	5.6%	1.9%	2.1%
Other	(0.6%)	(0.1%)	-
Effective Tax Rate	40.0%	36.8%	37.1%
	=====	=====	=====

Deferred tax assets and liabilities result from the following:

	December 31,
	2000	1999
	(Dollars In Thousands)
Deferred Tax Assets:
Post-retirement Benefits	$ 14,776	$ 28,299
Gas Supply Realignment Deferred Receipts	17,101	15,847
State Taxes	138,976	112,049
Book Accruals	39,505	29,186
Alternative Minimum Tax Credits	9,098	8,222
Net Operating Loss Carryforwards	107,033	112,080
Discontinued Operations	9,584	208,317
Capital Loss Carryforwards	42,914	-
Other	4,269	6,765
Total Deferred Tax Assets	383,256	520,765

Deferred Tax Liabilities:
Property, Plant and Equipment	2,009,086	2,087,109
Investments	654,263	656,781
Other	4,403	8,099
Total Deferred Tax Liabilities	2,667,752	2,751,989

Net Deferred Tax Liabilities	$ 2,284,496	$ 2,231,224
	===========	===========

For tax purposes we had available, at December 31, 2000, net operating loss carryforwards for regular federal income tax purposes of approximately $306 million which will expire as follows: $66 million in the year 2018, $211 million in the year 2019 and $29 million in the year 2020. We also had available, at December 31, 2000, capital loss carryforwards of $122 million which will expire in the year 2005. We believe it is more likely than not that all of the net operating loss carryforwards and capital loss carryforwards will be utilized prior to their expiration; therefore no valuation allowance is necessary. We also had available, at December 31, 2000, approximately $9 million of alternative minimum tax credit carryforwards which are available indefinitely.

12.    Financing

(A)   Notes Payable

At December 31, 2000, we had available a $500 million 364-day facility dated October 25, 2000, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program, and include covenants that are common in such arrangements. For example, the $500 million facility requires consolidated debt to be less than 68% of consolidated capitalization. The $400 million facility requires that upon issuance of common stock to the holders of the premium equity participating security units at the maturity of the security units (November 2001), consolidated debt must be less than 67% of consolidated total capitalization. Both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of our consolidated debt and require the consolidated debt of each material subsidiary to be less than 65% of our consolidated total capitalization. The $400 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1998. The $500 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1999. Under the bank facilities, we are required to pay a facility fee based on the total commitment, at a rate that varies based on our senior debt rating. Facility fees paid in 2000 and 1999 were $1.6 million and $1.9 million, respectively. At December 31, 2000 and 1999, $100 million and $300 million, respectively, was outstanding under the bank facilities.

Commercial paper issued by us and supported by the bank facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 2000, all commercial paper was redeemed within 52 days, with interest rates ranging from 5.60 percent to 7.50 percent. No commercial paper was outstanding at December 31, 2000. Commercial paper outstanding at December 31, 1999 was $274.4 million. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1999 was 7.00 percent. Average short-term borrowings outstanding during 2000 and 1999 were $310.6 million and $620.9 million, respectively. During 2000 and 1999, the weighted-average interest rates on short-term borrowings outstanding were 6.52 percent and 5.56 percent (excluding the Substitute Note as described below), respectively.

Effective with the acquisition of MidCon Corp. on January 30, 1998, we entered into a $4.5 billion credit facility consisting of (i) a $1.4 billion 364-day credit facility to support the note issued to Occidental Petroleum Corporation in conjunction with the purchase of MidCon Corp., (ii) a $2.1 billion 364-day revolving facility, (iii) the $400 million facility, providing for loans and letters of credit, of which the letter of credit usage may not exceed $100 million and (iv) a 364-day $600 million revolving credit facility. The $1.4 billion and $2.1 billion facilities could be used only in conjunction with the acquisition of MidCon Corp. In addition to the working capital and acquisition components of the $4.5 billion facility, we assumed a short-term note for $1.4 billion payable to Occidental referred to as the "Substitute Note," which was initially collateralized by letters of credit issued under the $1.4 billion facility. In March 1998, we received net proceeds of approximately $2.34 billion from the public offerings of senior debt securities of varying maturities with principal totaling $2.35 billion. The net proceeds from these offerings were used to refinance borrowings under the $4.5 billion facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note. The $2.1 billion facility was repaid in its entirety and cancelled on March 10, 1998. The Substitute Note was repaid on January 4, 1999. On January 5, 1999, we cancelled the remaining letters of credit used to collateralize the Substitute Note. On January 8, 1999, the $600 million facility was replaced with a new $600 million 364-day facility, which was essentially the same as the previous agreement. On November 18, 1999, we replaced our then-existing $600 million 364-day facility with a new $550 million 364-day facility, which has subsequently been replaced with a new $500 million 364-day facility dated October 25, 2000 as discussed above.

(B)   Long-term Debt and Premium Equity Participating Security Units

	December 31,
	2000	1999
	(In Thousands)
Debentures:
6.50% Series, Due 2013	$ 50,000	$ 50,000
7.85% Series, Due 2022	24,943	25,731
8.75% Series, Due 2024	75,000	75,000
7.35% Series, Due 2026	125,000	125,000
6.67% Series, Due 2027	150,000	150,000
7.25% Series, Due 2028	493,000	500,000
7.45% Series, Due 2098	150,000	150,000
Sinking Fund Debentures:
9.95% Series, Due 2020	20,000	20,000
9.625% Series, Due 2021	45,000	45,000
8.35% Series, Due 2022	35,000	35,000
Senior Notes:
6.45% Series, Due 2001	400,000	400,000
7.27% Series, Due 2002	10,000	15,000
6.45% Series, Due 2003	500,000	500,000
6.65% Series, Due 2005	500,000	500,000
6.80% Series, Due 2008	300,000	300,000
Reset Put Securities, 6.30%, Due 2021	400,000	400,000
Other	13,617	14,883
Unamortized Debt Discount	(4,410)	(5,121)
Current Maturities of Long-term Debt	(808,167)	(7,167)
Total Long-term Debt	$2,478,983	$3,293,326
	==========	==========

Maturities of long-term debt (in thousands) for the five years ending December 31, 2005 are $808,167, $10,417, $507,167, $7,167 and $507,167, respectively.

The 2013 Debentures and the 2001, 2003 and 2005 Senior Notes are not redeemable prior to maturity. The 2022, 2028 and 2098 Debentures, the 2020 Sinking Fund Debentures and the 2002 and 2008 Senior Notes are redeemable in whole or in part, at our option at any time, at redemption prices defined in the associated prospectus supplements. The 2024, 2026 and 2027 Debentures are redeemable in whole or in part, at our option after October 15, 2002, August 1, 2006, and November 1, 2004, respectively, at redemption prices defined in the associated prospectus supplements. The 2021 and 2022 Sinking Fund Debentures are redeemable in whole or in part, at our option after August 1, 2001 and September 15, 2002, respectively, at redemption prices defined in the associated prospectus supplements.

In November 1998 we sold $460 million principal amount of premium equity participating security units in an underwritten public offering. The net cash proceeds from the sale of the security units, together with additional funds we provided, were used to purchase U.S. Treasury Notes on behalf of the security unit holders. The Treasury Notes are the property of the security unit holders and are pledged to the collateral agent, for our benefit, to secure the obligation of the security unit holders to purchase our common stock. These security units obligate the holders to purchase a certain amount of our common stock, depending on the market price at November 30, 2001 (unless earlier terminated or settled at the option of the holders of the security units), and provide for the holders to receive interest at the rate of 8.25 percent per year during the three-year period. The interest is paid by the agent, which receives part of the necessary funds from the collateral agent, which holds 5.875% U.S. Treasury Notes purchased with the proceeds of the initial investment by the security unit holders. We pay the remaining 2.375 percent. We may defer the payment of all or any part of our portion of the contract fees until no later than the end of the three-year period. Any portion so deferred will accrue interest at the annual rate of 8.25 percent until paid.

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

The $400 million of Reset Put Securities due March 1, 2021 are subject to mandatory redemption from the then-existing holders on March 1, 2001, either (i) through the exercise of a call option by Morgan Stanley & Co. International Limited or (ii) in the event Morgan Stanley does not exercise the call option, the automatic exercise of a mandatory put by First Trust National Association on behalf of the holders. The $12 million of proceeds we received from Morgan Stanley as consideration for the call option are being amortized as an adjustment to the effective interest rate on the Reset Put Securities. We currently expect that these securities will not be remarketed but, instead, will be retired utilizing a combination of cash and incremental short-term borrowings. This retirement is expected to result in an extraordinary loss, net of tax, of approximately $15 million.

At December 31, 2000 and 1999, the carrying amount of our long-term debt was $3.3 billion and $3.3 billion, respectively. The estimated fair values of our long-term debt at December 31, 2000 and 1999 are shown in Note 18.

(C)   Capital Securities

In April 1998, we sold $175 million of 7.63% Capital Trust Securities maturing on April 15, 2028, and in April 1997, we sold $100 million of 8.56% Capital Trust Securities maturing on April 15, 2027, each in an underwritten public offering. We created wholly owned business trusts, K N Capital Trust I and K N Capital Trust III, to make the sales. The transactions and balances of K N Capital Trust I and K N Capital Trust III are included in our consolidated financial statements, with the Capital Securities treated as a minority interest, shown in our Consolidated Balance Sheets under the caption "Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of Kinder Morgan." Periodic payments made to the holders of these securities are classified under "Minority Interests" in the accompanying Consolidated Statements of Income. See Note 18 for the fair value of these securities.

(D)   Common Stock

On November 17, 1999, our Board of Directors approved a reduction in the quarterly dividend from $0.20 per share to $0.05 per share.

On November 9, 1998, our Board of Directors approved a three-for-two split of our common stock. The stock split was distributed on December 31, 1998, to shareholders of record at the close of business on December 15, 1998. The par value of the stock did not change.

In March 1998, we received net proceeds of approximately $624.6 million from a public offering of 12.5 million shares (18.75 million shares after adjustment for the December 1998 three-for-two stock split) of our common stock. The net proceeds from this offering were used to refinance borrowings under the $4.5 billion Facility and to purchase U.S. government securities to replace a portion of the letters of credit that collateralized the Substitute Note.

13.    Preferred Stock

We have authorized 200,000 shares of Class A and 2,000,000 shares of Class B preferred stock, all without par value.

(A)   Class A $5.00 Cumulative Preferred Stock

On April 13, 1999, we sent notices to holders of our Class A $5.00 Cumulative Preferred Stock of our intent to redeem these shares on May 14, 1999. Holders of 70,000 preferred shares were advised that on April 13, 1999, funds were deposited with the First National Bank of Chicago to pay the redemption price of $105 per share plus accrued but unpaid dividends. Under the terms of our Articles of Incorporation, upon deposit of funds to pay the redemption price, all rights of the preferred stockholders ceased and terminated except the right to receive the redemption price upon surrender of their stock certificates.

At December 31, 2000 and 1999, we did not have any outstanding shares of Class A $5.00 Cumulative Series Preferred Stock. At December 31, 1998, we had 70,000 shares of Class A $5.00 Cumulative Series Preferred Stock outstanding.

(B)   Class B Preferred Stock

We did not have any outstanding shares of Class B Preferred Stock at December 31, 2000, 1999 or 1998.

14.    Risk Management

We use energy financial instruments to reduce our risk of price changes in the spot and fixed price natural gas markets as discussed following. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments but, given their existing credit ratings, do not expect any counterparties to fail to meet their obligations. The fair value of these risk management instruments reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all financial instruments we use.

Energy risk management products we use include commodity futures and options contracts, fixed-price swaps and basis swaps. Pursuant to our Board of Director's approved policy, we are to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated physical gas sales, gas purchases, system use and storage in order to protect profit margins, and are prohibited from engaging in speculative trading. Commodity-related activities of the risk management group are monitored by our Risk Management Committee, which is charged with the review and enforcement of the Board of Director's risk management policy. Gains and losses on hedging positions are deferred and recognized as gas purchases expense in the periods in which the underlying physical transactions occur.

Purchases or sales of commodity contracts require a dollar amount to be placed in margin accounts. In addition, we are required to post margins with certain over-the-counter swap partners. These margin requirements are determined based upon credit limits and mark-to-market positions. At December 31, 2000, we had $10.0 million in margin deposits associated with commodity contract positions and $4.0 million in margin deposits associated with over-the-counter swaps. These amounts are shown as "Restricted Deposits" in the accompanying Consolidated Balance Sheets.

The differences between the current market value and the original physical contracts value, associated with hedging activities, are reflected, depending on maturity, as deferred charges or credits and other current assets or liabilities in the accompanying Consolidated Balance Sheets but, in 2001, will be included with "Other Comprehensive Income" as discussed following. In the event energy financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains and losses on the energy financial instruments at the time of termination remain deferred until the period of physical delivery.

Given our portfolio of businesses as of December 31, 2000, our principal uses of derivative financial instruments will be to mitigate the risk associated with market movements in the price of natural gas associated with (i) the sale of in-kind fuel recoveries in excess of fuel used on Natural Gas Pipeline Company of America's pipeline system and (ii) the purchase of natural gas by Kinder Morgan Retail to serve its customers in the Choice Gas program. The "short" and "long" positions shown in the table that follows are principally associated with the activities described under (i) and (ii), respectively.

Following is selected information concerning our risk management activities:

	December 31, 2000
	Commodity Contracts	Over-the-Counter Swaps and Options	Total
	(In contracts and thousands of dollars)

Deferred Net (Loss) Gain	$ 14,036	$ (28,466)	$ (14,430)
Contract Amounts - Gross	$ 65,730	$ 163,991	$ 229,721
Contract Amounts - Net	$ 540	$ (93,283)	$ (92,743)
Credit Exposure of Loss		$ 2,514	$ 2,514

Notional Volumetric Positions: Long	419	1,296
Notional Volumetric Positions: Short	(500)	(2,913)
Net Notional Totals To Occur in 2001	(81)	(1,459)
Net Notional Totals To Occur in 2002	-	(158)

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

The Statement, after amendment by SFAS 137 and SFAS 138, is effective for all quarters of all fiscal years beginning after June 15, 2000. The Statement cannot be applied retroactively. As discussed preceding, our principal use of derivative financial instruments is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas. The Statement allows these transactions to continue to be treated as hedges for accounting purposes, although the changes in the market value of these instruments will affect comprehensive income in the period in which they occur and any ineffectiveness in the risk mitigation performance of the hedge will affect net income currently, although we do not expect the amount of such inefficiency to be material. The change in the market value of these instruments representing effective hedge operation will continue to affect net income in the period in which the associated physical transactions are consummated. Adoption of the Statement has resulted in the $14.4 million deferred net loss shown in the preceding table being reported as part of other comprehensive income, as well as subsequent changes in the market value of these derivatives prior to consummation of the transaction being hedged.

15.    Employee Benefits

(A)   Retirement Plans

We have defined benefit pension plans covering eligible full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. Plan assets included our common stock valued at $11.5 million and $5.1 million as of December 31, 2000 and 1999, respectively.

Net periodic pension cost includes the following components:

	Year Ended December 31,
	2000	1999	1998
	(In Thousands)
Service Cost	$ 7,306	$ 9,977	$ 4,859
Interest Cost	8,600	8,170	7,537
Expected Return on Assets	(14,034)	(13,381)	(11,812)
Net Amortization and Deferral	(1,257)	(210)	(864)
Recognition of Curtailment Gain	-	(9)	-
Net Periodic Pension (Benefit) Cost	$ 615	$ 4,547	$ (280)
	==========	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

	2000	1999
	(In Thousands)

Benefit Obligation at Beginning of Year	$ (118,038)	$ (121,076)
Service Cost	(7,306)	(9,977)
Interest Cost	(8,600)	(8,170)
Actuarial Gain	3,922	14,602
Benefits Paid	6,915	6,421
Curtailment Gain	-	162
Benefit Obligation at End of Year	$ (123,107)	$ (118,038)
	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans' assets, the plans' funded status and prepaid pension cost amounts recognized under the caption "Other Current Assets" in our Consolidated Balance Sheets:

	December 31,
	2000	1999
	(In Thousands)

Fair Value of Plan Assets at Beginning of Year	$ 150,900	$ 143,983
Actual Return on Plan Assets During the Year	17,294	13,338
Benefits Paid During the Year	(6,915)	(6,421)
Fair Value of Plan Assets at End of Year	161,279	150,900
Benefit Obligation at End of Year	(123,107)	(118,038)
Plan Assets in Excess of Projected Benefit Obligation	38,172	32,862
Unrecognized Net Gain	(33,134)	(27,080)
Prior Service Cost Not Yet Recognized in Net Periodic Pension Costs	88	105
Unrecognized Net Asset at Transition	(696)	(842)
Prepaid Pension Cost	$ 4,430	$ 5,045
	==========	==========

The rate of increase in future compensation was 3.5 percent for 2000, 1999 and 1998. The expected long-term rate of return on plan assets was 9.5 percent for 2000 and 1999, and 8.5 percent for 1998. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75 percent for 2000 and 1999, and 6.75 percent for 1998.

Effective January 1, 2001, we added a cash balance plan to our retirement plan. Certain collectively bargained employees and "grandfathered" employees will continue to accrue benefits through the defined pension benefit plan described above. All other employees will accrue benefits through a personal retirement account in the new cash balance plan. All employees converting to the cash balance plan will be credited with the current fair value of any benefits they have previously accrued through the defined benefit plan. We will then begin contributions on behalf of these employees equal to 3% of eligible compensation every pay period. In addition, we may make discretionary contributions to the plan based on our performance. Interest will be credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate in effect each year. Employees will be fully vested in the plan after five years, and they may take a lump sum distribution upon termination or retirement.

In 2000, we merged the Kinder Morgan Bulk Terminals Retirement Savings Plan and the Kinder Morgan Retirement Savings Plan with the Kinder Morgan Profit Sharing and Savings Plan, a defined contribution plan. The merged plan was renamed the Kinder Morgan, Inc. Savings Plan. On July 2, 2000, we began making regular contributions to the Plan. Contributions are made each pay period in an amount equal to 4% of compensation on behalf of each eligible employee. All contributions are in the form of Company stock, which is immediately convertible into other available investment vehicles at the employee's discretion. On July 25, 2000, our Board of Directors authorized an additional 6 million shares to be issued through the Plan, for a total of 6.7 million shares available. In addition to the above contributions, we may make annual discretionary contributions based on our performance. These contributions are made in the year following the year for which the contribution amount is calculated. The total amount contributed for 2000 was $3.7 million. No contribution was made to the profit sharing plan for 1999 or 1998. In January 1998, we acquired the MidCon Retirement Plan as part of our acquisition of MidCon Corp. (See Note 2.) The MidCon plan was a defined contribution plan. Contributions to the plan were based on age and earnings. Effective January 1, 1999, the MidCon plan was merged into the Profit Sharing Plan and all eligible MidCon employees joined our defined benefit pension plans. In 1999 and 1998, we contributed $0.7 million and $4.6 million, respectively, to the MidCon plan.

(B)   Other Postretirement Employee Benefits

We have a defined benefit postretirement plan providing medical and life insurance benefits upon retirement for eligible employees and their eligible dependents, including former MidCon employees who met the eligibility requirements on the date of acquisition of MidCon Corp. (see Note 2). The MidCon postretirement medical and life insurance plans were "grandfathered" as of the acquisition date and no new employees have or will be added to the MidCon plans subsequent to the acquisition date. We fund the future expected postretirement benefit cost under the plan by making payments to Voluntary Employee Benefit Association trusts. Plan assets consist primarily of pooled fixed income funds.

Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
	2000	1999	1998
	(In Thousands)
Service Cost	$ 413	$ 450	$ 592
Interest Cost	7,159	6,655	6,425
Expected Return on Assets	(4,790)	(3,720)	(2,854)
Net Amortization and Deferral	992	908	919
Curtailment Gain	-	-	(1,569)
Net Periodic Postretirement Benefit Cost	$ 3,774	$ 4,293	$ 3,513
	==========	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

	2000	1999
	(In Thousands)

Benefit Obligation at Beginning of Year	$ (93,080)	$ (101,988)
Service Cost	(413)	(450)
Interest Cost	(7,159)	(6,655)
Actuarial Gain (Loss)	(8,191)	3,278
Benefits Paid	15,918	15,330
Retiree Contributions	(2,253)	(2,595)
Benefit Obligation at End of Year	$ (95,178)	$ (93,080)
	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets, the plan's funded status and the amounts included under the caption "Other" in the category "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets:

	December 31,
	2000	1999
	(In Thousands)

Fair Value of Plan Assets at Beginning of Year	$ 52,572	$ 45,364
Actual Return on Plan Assets	(2,175)	4,320
Contributions by Employer	1,500	2,771
Retiree Contributions	1,726	2,246
Benefits Paid	(2,467)	(2,129)
Fair Value of Plan Assets at End of Year	51,156	52,572
Benefit Obligation at End of Year	(95,178)	(93,080)
Excess of Projected Benefit Obligation Over Plan Assets	(44,022)	(40,508)
Unrecognized Net (Gain) Loss	12,779	(2,313)
Unrecognized Net Obligations at Transition	11,149	12,078
Accrued Expense	$ (20,094)	$ (30,743)
	===========	===========

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.75 percent for 2000 and 1999, and 6.75 percent for 1998. The expected long-term rate of return on plan assets was 9.5 percent for 2000 and 1999, and 8.5 percent for 1998. The assumed health care cost trend rate was 7 percent per year for 1999 and beyond (3 percent per year for 1999 and beyond for the MidCon plans). A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 2000 net periodic postretirement benefit cost by approximately $23,332 ($22,163) and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $205,055 ($214,589).

16.    Common Stock Option and Purchase Plans

We have the following stock option plans: The 1982 Incentive Stock Option Plan, the 1982 Stock Option Plan for Non-Employee Directors, the 1986 Incentive Stock Option Plan, the 1988 Incentive Stock Option Plan, the 1992 Stock Option Plan for Non-Employee Directors, the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which also provides for the issuance of restricted stock), the American Oil and Gas Corporation Stock Incentive Plan and the Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan. We also have an employee stock purchase plan. All per share amounts and shares outstanding or exercisable presented in this note have been restated to reflect the impact of the December 31, 1998, three-for-two common stock split as discussed in Note 12(D).

On October 8, 1999, our Board of Directors approved the creation of the 1999 stock option plan, a broadly based non-qualified stock option plan. Under the plan, options may be granted to individuals who are regular full-time employees, including officers and directors who are employees. The aggregate number of shares of stock that may be issued under the plan is 5.5 million. Options under the plan vest in 25 percent increments on the anniversary of the grant over a four-year period from the date of grant. All options granted under the plan have a 10-year life, and must be granted at not less than the fair market value of Kinder Morgan, Inc. common stock at the close of trading on the date of grant. On January 17, 2001, our Board of Directors approved an additional 5 million shares for future grants to participants in the 1999 Stock Option Plan, which brings the aggregate number of shares subject to the plan to 10.5 million. The Board also approved an additional 0.5 million shares for future grants to participants in the 1992 Directors' Plan, which will be available subject to shareholder approval.

Under all plans, except the Long-term Incentive Plan and the AOG Plan, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Under the Long-term Incentive Plan options may be granted at less than 100 percent of the market value of the stock at the date of grant. Certain restricted stock awards include provisions accelerating the lapsing of restrictions in the event certain operating goals are met. Compensation expense was recorded totaling $0, $8.6 million, and $3.1 million for 2000, 1999, and 1998, respectively, relating to restricted stock grants awarded under the plans.

Plan Name	Shares Subject to the Plan	Option Shares Granted Through 12/31/00	Vesting Period	Expiration Period

1982 Plan	1,332,788	1,332,788	Immediate	10 Years
1982 Directors' Plan	186,590	186,590	3 Years	10 Years
1986 Plan	618,750	618,750	Immediate	10 Years
1988 Plan	618,750	618,750	Immediate	10 Years
1992 Directors' Plan	525,000	386,875	0 - 6 Months	10 Years
Long-term Incentive Plan	5,700,000	2,754,839	0 - 5 Years	5 - 10 Years
AOG Plan	775,500	775,500	3 Years	10 Years
1999 Plan	5,500,000	4,974,475	4 Years	10 Years

A summary of the status of our stock option plans at December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the table and narrative below:

	2000		1999		1998
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at Beginning of Year	7,542,898	$ 24.92	4,218,191	$ 24.38	3,220,065	$ 19.19
Granted	1,364,500	$ 30.42	4,837,656	$ 23.81	1,781,761	$ 31.40
Exercised	(537,400)	$ 19.26	(602,928)	$ 8.00	(662,274)	$ 16.46
Forfeited	(2,276,179)	$ 25.69	(910,021)	$ 27.79	(121,361)	$ 27.35

Outstanding at End of Year	6,093,819	$ 26.05	7,542,898	$ 24.92	4,218,191	$ 24.38
	==========	=======	==========	=======	==========	=======
Exercisable at End of Year	2,056,771	$ 27.03	1,918,868	$ 26.54	1,794,112	$ 25.11
	==========	=======	==========	=======	==========	=======

Weighted-Average Fair Value
of Options Granted		$ 10.51		$ 5.83		$ 12.08
		=======		=======		=======

The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2000	1999	1998
Risk-free Interest Rate (%)	4.97	5.5	5.5
Expected Weighted-average Life	4.5 years	4.0 years	4.0 years
Volatility	0.34	0.31	0.25
Expected Dividend Yield (%)	0.38	3.2	3.5

We account for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $0.5 million, $0.6 million and $0.6 million related to the purchase discount offered under the ESP Plan for 2000, 1999 and 1998, respectively.

Year Ended December 31,
	2000	1999	1998
(In Thousands Except Per Share Amounts)
Net Income (Loss):
As Reported	$ 151,981	$ (239,661)	$ 62,211
	===========	===========	===========
Pro Forma	$ 144,526	$ (244,513)	$ 58,109
	===========	===========	===========

Earnings (Loss) Per Diluted Share:
As Reported	$ 1.32	$ (2.99)	$ 0.96
	===========	===========	===========
Pro Forma	$ 1.26	$ (3.05)	$ 0.90
	===========	===========	===========

The following table sets forth our December 31, 2000, common stock options outstanding, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

Options Outstanding				Options Exercisable
Price Range	Number Outstanding	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable	Wtd. Avg. Exercise Price

$00.00 - $23.72	166,228	$ 20.50	5.90 years	162,986	$ 20.44
$23.81 - $23.81	3,920,421	$ 23.81	8.77 years	1,018,417	$ 23.81
$24.04 - $39.38	2,007,170	$ 30.87	8.55 years	875,368	$ 32.00
	6,093,819	$ 26.05	8.61 years	2,056,771	$ 27.03
	==========			==========

Under the employee stock purchase plan, we may sell up to 2,400,000 shares of common stock to eligible employees. Employees purchase shares through voluntary payroll deductions. Prior to the 2000 plan year, shares were purchased annually at a 15 percent discount from the market value of the common stock, as defined in the plan, and issued in the month following the end of the plan year. Beginning with the 2000 plan year, shares are purchased quarterly at a 15 percent discount from the closing price of the common stock on the last trading day of each calendar quarter. Employees purchased 86,630 shares, 187,567 shares and 163,799 shares for plan years 2000, 1999 and 1998, respectively. Using the Black-Scholes model to assign value to the option inherent in the right to purchase stock under the provisions of the employee stock purchase plan, the weighted-average fair value per share of purchase rights granted in 2000, 1999 and 1998 was $6.60, $6.41 and $5.94, respectively.

17.    Commitments and Contingent Liabilities

(A)   Leases

Expenses incurred under operating leases were $47.1 million in 2000, $57.8 million in 1999, and $56.9 million in 1998. Future minimum commitments under major operating leases as of December 31, 2000 are as follows:

Year	Amount
(In Thousands)

2001	$ 11,886
2002	8,376
2003	7,813
2004	7,563
2005	7,716
Thereafter	21,605
Total	$ 64,959
==========

(B)   Guarantees of Unconsolidated Subsidiaries' Debt

We have executed a guarantee of the revolving credit agreement of an unconsolidated subsidiary, TransColorado, in the amount of $100 million. As of December 31, 2000, $100 million had been borrowed with a maturity date of October 13, 2001.

(C)   Capital Expenditures Budget

Approximately $5.5 million of our consolidated capital expenditure budget for 2001 had been committed for the purchase of plant and equipment at December 31, 2000.

(D)   Commitment to Sell or Purchase Assets

We announced on November 30, 1999, that we entered into agreements with HS Resources, Inc. for the sale of certain assets in the Wattenberg field area of the Denver-Julesberg Basin. Under the terms of the agreements, HS Resources, Inc. commenced operating these assets. We are receiving cash payments from HS Resources, Inc. during 2000 and 2001, with the legal transfer of ownership expected to occur on or before December 15, 2001. We were committed, during a specified period, to purchase, at the option of the other party, an incremental 50% interest in a joint venture pipeline, although the ability of the other party to cause the purchase is currently stayed; see Notes 5 and 9.

18.    Fair Value

The following fair values of Investments, Long-term Debt and Capital Securities were estimated based on an evaluation made by an independent securities analyst. Fair values of "Energy Financial Instruments, Net" reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all instruments we use.

December 31,
	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Millions)
Financial Assets:
Tom Brown, Inc. Common Stock (1)	$ -	$ -	$ 12.3	$ 12.3

Financial Liabilities:
Long-term Debt	$ 3,291.6	$ 3,253.4	$ 3,305.6	$ 3,146.1
Capital Securities	$ 275.0	$ 278.7	$ 275.0	$ 265.4
Energy Financial Instruments, Net	$ 14.4	$ 14.4	$ 16.1	$ 16.1

(1) See Note 5 regarding the sale of this stock.

19.    Business Segment Information

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business unit performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain associated entities, referred to as Natural Gas Pipeline Company of America, a major interstate natural gas pipeline and storage system; (2) Kinder Morgan Retail, the regulated sale of natural gas to residential, commercial and industrial customers and non-utility sales of natural gas to certain utility customers under the Choice Gas Program and (3) Power and Other, the construction and operation of natural gas fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments. In previous periods, we owned and operated other lines of business that we discontinued during 1999. In addition, our direct investment in the natural gas transmission and storage business has significantly decreased as a result of (i) the December 2000 sale of Kinder Morgan Texas Pipeline, L.P. to Kinder Morgan Energy Partners and (ii) the December 31, 1999 sale of Kinder Morgan Interstate Gas Transmission LLC to Kinder Morgan Energy Partners. The results of operations of these two businesses are included in our financial statements until their disposition, which is discussed in Note 5.

The accounting policies applied in the generation of business unit information are generally the same as those described in Note 1 to the accompanying Consolidated Financial Statements, except that items below the "Operating Income" line are either not allocated to business units or are not considered by Management in its evaluation of business unit performance. An exception to this is that Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results. These equity-method earnings are included in "Other Income and (Expenses)" in our consolidated income statement. In addition, certain items included in consolidated operating income (such as merger-related and severance costs and general and administrative expenses) are not allocated to individual business units. With adjustment for these items, we currently evaluate business unit performance primarily based on operating income in relation to the level of assets employed. Sales between business units are accounted for at market prices. For comparative purposes, prior period results and balances have been reclassified as necessary to conform to the current presentation.

Natural Gas Pipeline Company of America's principal delivery market area encompasses the states of Illinois, Indiana, Iowa and portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. Natural Gas Pipeline Company of America is the largest transporter of natural gas to the Chicago, Illinois area, its largest market. During 2000, approximately 50% of Natural Gas Pipeline Company of America's transportation represented deliveries to this market. Natural Gas Pipeline Company of America's storage capacity is largely located near its transportation delivery markets, effectively serving the same customer base. Natural Gas Pipeline Company of America has a number of individually significant customers, including local gas distribution companies in the greater Chicago area and major natural gas marketers and, during 2000, approximately 50% of its operating revenues were attributable to its nine largest customers. Kinder Morgan Retail's markets are represented by residential, commercial and industrial customers located in Colorado, Nebraska and Wyoming. These markets represent varied types of customers in many industries, but a significant amount of Kinder Morgan Retail's load is represented by the use of natural gas for space heating, grain drying and irrigation. The latter two groups of customers are concentrated in the agricultural industry and all markets are affected by the weather. Power's current principal market is represented by the local electric utilities in Colorado, which purchase the power output from its generation facilities. Its market will expand geographically as a result of power generation facilities planned or under construction and it is expected that future customers may include wholesale power marketers.

During 2000 and 1999, we had revenues from a single customer of $740.5 million and $ 389.4 million, respectively, amounts in excess of 10 percent of consolidated operating revenues for each year. Both Natural Gas Pipeline Company of America and Kinder Morgan Texas Pipeline made sales to this customer. With the transfer of Kinder Morgan Texas Pipeline to Kinder Morgan Energy Partners as of December 31, 2000, sales to this customer are not expected to exceed 10% of consolidated operating revenues in the future, although certain of Natural Gas Pipeline Company of America's customers may meet this threshold.

BUSINESS SEGMENT INFORMATION
	Year Ended December 31, 2000					December 31, 2000
	Income From Continuing Operations	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In Thousands)
Natural Gas Pipeline Company of America	$ 342,887	$ 656,035	$ (18)	$ 84,975	$ 38,555	$5,478,183
Kinder Morgan Retail	49,732	229,510	(1)	11,776	10,730	350,042
Kinder Morgan Texas Pipeline	29,318	1,747,499	-	2,211	16,734	-
Power and Other[3]	34,962	80,693	4	9,203	71,458	2,589,880[1]
Discontinued Operations	-	-	-	-	3,185	-
Consolidated	456,899	$2,713,737	$ (15)	$ 108,165	$ 140,662	$8,418,105
		==========	==========	==========	==========	==========
General and Administrative Expenses	(58,087)
Other Income and (Expenses)	(92,370)
Income from Continuing Operations
Before Income Taxes	$ 306,442
	==========
	Year Ended December 31, 1999					December 31, 1999
	Income From Continuing Operations	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In Thousands)
Natural Gas Pipeline Company of America	$ 306,507	$ 625,705	$ 1,183	$ 109,346	$ 41,716	$5,469,050
Kinder Morgan Interstate	53,924	96,531	16,676	16,985	20,743	-
Kinder Morgan Retail	20,104	182,861	51	11,382	11,749	332,618
Kinder Morgan Texas Pipeline	16,554	872,161	-	2,466	4,567	255,200
Power and Other[3]	32,158	59,110	195	7,754	18,869	2,650,579[1]
Discontinued Operations	-	-	-	-	28,363	718,227
Consolidated	429,247	$1,836,368	$ 18,105	$ 147,933	$ 126,007	$9,425,674
		==========	==========	==========	==========	==========
General and Administrative Expenses	(85,591)
Merger-related and Severance Costs	(37,443)
Other Income and (Expenses)	(59,822)
Income from Continuing Operations
Before Income Taxes	$ 246,391
	==========
	Year Ended December 31, 1998					December 31, 1998
	Income From Continuing Operations	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In Thousands)
Natural Gas Pipeline Company of America	$ 336,825	$ 556,662	$ 299	$ 121,008	$ 40,855	$5,421,029
Kinder Morgan Interstate	58,006	88,244	17,333	19,474	49,044	581,089
Kinder Morgan Retail	56,214	234,307	(1)	11,014	17,405	362,289
Kinder Morgan Texas Pipeline	2,129	739,201	-	1,615	8,037	198,347
Power and Other[3]	25,458	41,845	5,535	2,252	5,540	1,519,510[2]
Discontinued Operations	-	-	-	-	135,633	1,541,515
Consolidated	478,632	$1,660,259	$23,166	$ 155,363	$ 256,514	$9,623,779
		==========	==========	==========	==========	==========
General and Administrative Expenses	(68,502)
Merger-related and Severance Costs	(5,763)
Other Income and (Expenses)	(181,462)
Income from Continuing Operations
Before Income Taxes	$ 222,905
	==========

1 Principally the investment in Kinder Morgan Energy Partners and corporate cash and receivables
2 Principally government securities held as collateral for the Substitute Note
3 Restated, see Note 2.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
KINDER MORGAN, INC. AND SUBSIDIARIES

QUARTERLY OPERATING RESULTS FOR 2000 AND 1999
	2000 - Three Months Ended
	March 31[1]	June 30[1]	September 30[1]	December 31
	(In Thousands Except Per Share Amounts)

Operating Revenues	$ 480,481	$ 551,088	$ 750,465	$ 931,703
Gas Purchases and Other Costs of Sales	277,911	381,607	577,478	723,087
Gross Margin	202,570	169,481	172,987	208,616
Other Operating Expenses	89,881	87,819	87,517	93,294
Operating Income	112,689	81,662	85,470	115,322
Other Income and (Expenses)	(35,477)	(40,581)	(40,624)	27,981[2]
Income From Continuing Operations
Before Income Taxes	77,212	41,081	44,846	143,303
Income Taxes	30,887	16,968	18,138	56,734
Income From Continuing Operations	46,325	24,113	26,708	86,569
Loss on Disposal of Discontinued
Operations, Net of Tax	-	-	-	(31,734)[3]

Net Income	$ 46,325	$ 24,113	$ 26,708	$ 54,835
	==========	==========	==========	==========
Number of Shares Used in Computing
Basic Earnings Per Share	113,058	114,196	114,461	114,535
Number of Shares Used in Computing
Diluted Earnings Per Share	113,456	114,981	116,177	118,594

Basic Earnings Per Common Share:
Continuing Operations	$ 0.41	$ 0.21	$ 0.23	$ 0.76
Loss on Disposal of Discontinued Operations	-	-	-	(0.28)
Total Basic Earnings Per Common Share	$ 0.41	$ 0.21	$ 0.23	$ 0.48
	==========	==========	==========	==========
Diluted Earnings Per Common Share:
Continuing Operations	$ 0.41	$ 0.21	$ 0.23	$ 0.73
Loss on Disposal of Discontinued Operations	-	-	-	(0.27)
Total Diluted Earnings Per Common Share	$ 0.41	$ 0.21	$ 0.23	$ 0.46
	==========	==========	==========	==========

1 Restated for a change to the equity method of accounting for an investment and reflects the reclassification of International's operating results to continuing operations. See Notes 2 and 6 of the accompanying Notes to Consolidated Financial Statements and the table presented below.
2 Includes the $62 million pre-tax gain from the sale of certain assets to Kinder Morgan Energy Partners; see Note 5 of the accompanying Notes to Consolidated
    Financial Statements.
3 See Note 6 of the accompanying Notes to Consolidated Financial Statements.
	2000 - Three Months Ended
	March 31	June 30	September 30
	(In Thousands)
Income From Continuing
Operations as Previously Reported	$ 46,084	$ 24,827	$ 26,628

Power Restatement:
Operating Revenues	(1,072)	(598)	(97)
Other Income and (Expenses)	1,892	1,618	1,092
Income Taxes	(328)	(408)	(398)

Reclassification of International Operations	(251)	(1,326)	(517)

Income From Continuing
Operations as Restated	$ 46,325	$ 24,113	$ 26,708
	=========	=========	=========

	1999 - Three Months Ended[1]
	March 31	June 30	September 30	December 31
	(In Thousands Except Per Share Amounts)

Operating Revenues	$ 425,696	$ 429,331	$ 495,906	$ 485,435
Gas Purchases and Other Costs of Sales	206,158	248,449	318,386	277,257
Gross Margin	219,538	180,882	177,520	208,178
Other Operating Expenses	118,593	119,292	107,361	107,727
Merger-Related and Severance Costs	2,916	(2,916)	10,962	26,481
Operating Income	98,029	64,506	59,197	73,970
Other Income and (Expenses)	(58,162)	(44,145)	(48,729)	101,725[2]
Income From Continuing Operations
Before Income Taxes	39,867	20,361	10,468	175,695
Income Taxes	15,582	8,056	4,465	62,630
Income From Continuing Operations	24,285	12,305	6,003	113,065

Discontinued Operations, Net of Tax[3]:
Loss From Discontinued Operations	(16,720)	(14,500)	(7,989)	(11,732)
Loss on Disposal of Discontinued Operations	-	-	(11,479)	(332,899)
Total Loss From Discontinued Operations	(16,720)	(14,500)	(19,468)	(344,631)

Net Income (Loss)	7,565	(2,195)	(13,465)	(231,566)
Less-Preferred Dividends	88	41	-	-
Less-Premium Paid on Preferred Stock Redemption	-	350	-	-
Earnings (Loss) Available for Common Stock	$ 7,477	$ (2,586)	$ (13,465)	$(231,566)
	=========	=========	=========	=========
Number of Shares Used in Computing
Basic Earnings Per Share	69,486	70,689	70,914	110,047
Number of Shares Used in Computing
Diluted Earnings Per Share	69,578	70,761	70,986	110,105

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$ 0.35	$ 0.17	$ 0.08	$ 1.03
Discontinued Operations	(0.24)	(0.21)	(0.11)	(0.11)
Loss on Disposal of Discontinued Operations	-	-	(0.16)	(3.02)
Total Basic Earnings (Loss) Per Common Share	$ 0.11	$ (0.04)	$ (0.19)	$ (2.10)
	=========	=========	=========	=========
Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$ 0.35	$ 0.17	$ 0.08	$ 1.03
Discontinued Operations	(0.24)	(0.21)	(0.11)	(0.11)
Loss on Disposal of Discontinued Operations	-	-	(0.16)	(3.02)
Total Diluted Earnings (Loss) Per Common Share	$ 0.11	$ (0.04)	$ (0.19)	$ (2.10)
	=========	=========	=========	=========

1 Restated for a change to the equity method of accounting for an investment and reflects the reclassification of International's operating results to continuing operations. See Notes 2 and 6 of the accompanying Notes to Consolidated Financial Statements and the table presented following.
2 Includes the $158 million pre-tax gain from the sale of certain assets to Kinder Morgan Energy Partners; see Note 5 of the accompanying Notes to Consolidated
   Financial Statements.
3 See Note 6 of the accompanying Notes to Consolidated Financial Statements.

	1999 - Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Income From Continuing
Operations as Previously Reported	$ 23,908	$ 12,380	$ 5,886	$ 112,478

Power Restatement:
Operating Revenues	(2,058)	(2,580)	(1,201)	(1,595)
Other Income and (Expenses)	2,797	2,934	2,955	1,720
Income Taxes	(296)	(141)	(702)	(50)

Reclassification of International Operations	(66)	(288)	(935)	512

Income From Continuing
Operations as Restated	$ 24,285	$ 12,305	$ 6,003	$ 113,065
	=========	=========	=========	=========

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

None

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is contained in our Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

For information regarding our current executive officers, see Executive Officers of the Registrant under Part I.

ITEM 11:   EXECUTIVE COMPENSATION

Information required by this item is contained in our Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained in our Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in our Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.  Financial Statements

                Reference is made to the listings of financial statements and supplementary data under Item 8 in Part II.

(a)    2.  Financial Statement Schedules

KINDER MORGAN, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2000
	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions Write-Off of Uncollectible Accounts	Discontinued Operations Deductions	Balance at End of Period
(In Millions)
Allowance for Doubtful Accounts	$ 1.7	$ 9.9	$ (9.3)	$ -	$ 2.3

Year Ended December 31, 1999
	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions Write-Off of Uncollectible Accounts	Discontinued Operations Deductions	Balance at End of Period
(In Millions)
Allowance for Doubtful Accounts	$ 10.8	$ 3.6	$ (0.6)	$ (12.1)	$ 1.7

Note: Activity and balances prior to 1999 were not material.

The financial statements of Kinder Morgan Energy Partners, an equity method investee of the Registrant, are incorporated herein by reference from F-1 to F-40 of Kinder Morgan Energy Partners' Annual Report on Form 10-K for the year ended December 31, 2000 dated March 12, 2001.

(a)    3.  Exhibits

Any reference made to K N Energy, Inc. in the exhibit listing that follows is a reference to the former name of Kinder Morgan, Inc., a Kansas corporation and the registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before October 7, 1999, the date of the change in the Registrant's name.

Exhibit No.	Description

Exhibit 2(a)

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

Exhibit 3(a)	Restated Articles of Incorporation of Kinder Morgan, Inc. (Exhibit 3(a) to the Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000)
Exhibit 3(b)

Certificate of Amendment to the Restated Articles of Incorporation of Kinder Morgan, Inc. as filed on October 7, 1999, with the Secretary of State of Kansas (Exhibit 3.1 to Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit 3(c)	Bylaws of Kinder Morgan, Inc., as amended to October 7, 1999 (Exhibit 3.2 to Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
Exhibit 4(a)

Indenture dated as of September 1, 1988, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (Exhibit 4(a) to the Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000)

Exhibit 4(b)	First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (Exhibit 4.2, File No. 33-45091)

Exhibit 4(c)

Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National Association (Exhibit 4(c) to the Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000)

Exhibit 4(d)

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

Exhibit 4(e)	$500,000,000 364-Day Credit Agreement among Kinder Morgan, Inc., certain banks listed therein and Bank of America, N. A.*
Exhibit 4(f)

$400,000,000 Amended and Restated Five-Year Credit Agreement dated January 30, 1998 among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New York, as Administrative Agent (Exhibit 4(f) to the Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit 4(g)

Amendment No. 1 to the $400,000,000 Five-Year Amended and Restated Credit Agreement dated as of November 6, 1998 among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New York, as Administrative Agent (Exhibit 4(j) to the Annual Report on Form 10-K for the year ended December 31, 1998)

Exhibit 4(h)

Amendment No. 2 to the $400,000,000 Five-Year Amended and Restated Credit Agreement dated as of January 8, 1999 among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New York, as Administrative Agent (Exhibit 4(l) to the Annual Report on Form 10-K for the year ended December 31, 1998)

Exhibit 4(i)

Purchase Contract Agreement dated as of November 25, 1998, between K N Energy, Inc. and U.S. Bank Trust National Association, as Purchase Contract Agent for the PEPS Units (Exhibit 4.4 to the Current Report on Form 8-K dated November 24, 1998)

Exhibit 4(j)	Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of August 21, 1995 (Exhibit 1 on Form 8-A dated August 21, 1995)
Exhibit 4(k)

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

Exhibit 10(a)	1994 Amended and Restated Kinder Morgan, Inc. Long-term Incentive Plan (Appendix A to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)
Exhibit 10(b)	Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan (Appendix B to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)
Exhibit 10(c)	Kinder Morgan, Inc. Amended and Restated 1992 Stock Option Plan for Nonemployee Directors (Appendix C to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)
Exhibit 10(d)	2000 Annual Incentive Plan of Kinder Morgan, Inc. (Appendix D to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)
Exhibit 10(e)	Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix E to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)
Exhibit 10(f)	Form of Nonqualified Stock Option Agreement*
Exhibit 10(g)	Form of Restricted Stock Agreement*
Exhibit 10(h)

Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 1998)

Exhibit 10(i)	Stock Purchase Agreement dated December 18, 1997, between K N Energy, Inc. and Occidental Petroleum Corporation (Exhibit 2.1, File No. 333-44421)
Exhibit 10(j)

Amendment No. 1 to Stock Purchase Agreement dated January 30, 1998, between K N Energy, Inc. and Occidental Petroleum Corporation (Exhibit 2(b) to the Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit 10(k)	Governance Agreement dated October 7, 1999, between Kinder Morgan, Inc. and Richard D. Kinder (Exhibit 99.C of the Schedule 13D filed by Mr. Kinder on October 8, 1999)
Exhibit 10(l)

Governance Agreement dated October 7, 1999, between Kinder Morgan, Inc. and Morgan Associates, Inc. (Exhibit 99.C of the Schedule 13D filed by Morgan Associates, Inc. and William V. Morgan on October 8, 1999)

Exhibit 10(m)	Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder (Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on October 8, 1999)
Exhibit 10(n)

Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and David G. Dehaemers, Jr. (filed as Exhibit 10(a) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000)

Exhibit 10(o)

Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C. Morgan (filed as Exhibit 10(b) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000)

Exhibit 13	2000 Annual Report to Shareholders (Exhibit 13 to the Annual Report on Form 10-K for the year ended December 31, 2000)
Exhibit 21	Subsidiaries of the Registrant (Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000)
Exhibit 23.1	Consent of Independent Accountants (Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2000)
Exhibit 23.2	Consent of Independent Public Accountants (Exhibit 23.2 to the Annual Report on Form 10-K for the year ended December 31, 2000)
Exhibit 24.1	Power of Attorney*
* Filed herewith.

(b)    Reports on Form 8-K

(1)	Current Report on Form 8-K dated March 5, 2001 was filed pursuant to Item 5 and Item 7 of that form.

Pursuant to Item 5 of that form, we disclosed that on February 20, 2001, the Company issued a press release announcing that we and a unit of Williams (NYSE:WMB) had reached an agreement under which Williams will supply fuel to and market 3,300 megawatts of capacity for 16 years for six natural gas-fired, intermediate-peaking power generation facilities to be developed by Kinder Morgan Power Company over the next four years.

Pursuant to Item 7 of that form, we filed the press release of the Company issued February 20, 2001 as an exhibit.

(2)	Current Report on Form 8-K dated February 16, 2001 was filed pursuant to Item 5 and Item 7 of that form.

Pursuant to Item 5 of that form, we filed the following financial information of Kinder Morgan, Inc.:

(1)	Financial statements as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998;
(2)	Quarterly financial information (unaudited) for 2000 and 1999;
(3)	Selected financial data for each of the five years in the period ended December 31, 2000;
(4)	Management's discussion and analysis of financial condition and results of operation;
(5)	Quantitative and qualitative disclosures about market risk; and
(6)	Schedule II - Valuation and Qualifying Accounts.

Pursuant to Item 7 of that form, we filed the following exhibits:

23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Arthur Andersen LLP
99.1	Form 8-K of Kinder Morgan Energy Partners, L.P. dated February 16, 2001, including the consolidated financial statements of Kinder Morgan Energy Partners, L.P.

(3)	Current Report on Form 8-K dated February 14, 2001 was filed pursuant to Item 9 of that form.

Pursuant to Item 9 of that form, we filed notice that representatives of Kinder Morgan Energy Partners and the Company intended to discuss various strategic and financial issues relating to the business plans and objectives of the Company and Kinder Morgan Energy Partners at the UBS Warburg Energy Conference on February 15, 2001. We also gave notice that the materials presented at the meeting would be available for viewing prior to the meeting at the Company's web site at www.kindermorgan.com/presentations/KMI/ubswarburg02152001/
index.html.

(4)	Current Report on Form 8-K dated February 1, 2001 was filed pursuant to Item 5 and Item 7 of that form.

Pursuant to Item 5 of that form, we made three disclosures. First, we disclosed that during the fourth quarter of 2000, we changed to the equity method of accounting for our investment in the partnership that owns and operates the Ft. Lupton power generation facility. Second, we disclosed that during the fourth quarter of 2000, we decided to retain our previously discontinued international operations segment. Third, we disclosed that on January 17, 2001, we issued a press release containing earnings information and supplemental information with respect to the years ended December 31, 2000 and 1999 for our Company.

Pursuant to Item 7 of that form, (1) we filed proforma financial statements of the Company, giving effect to the events we disclosed in Item 5 and (2) we filed the press release of the Company issued January 17, 2001 as an exhibit.

(5)	Current Report on Form 8-K dated January 30, 2001 was filed pursuant to Item 9 of that form.

Pursuant to Item 9 of that form, we filed notice that representatives of Kinder Morgan Energy Partners and the Company intended to discuss various strategic and financial issues relating to the business plans and objectives of the Company and Kinder Morgan Energy Partners at an analyst meeting on January 30, 2001. We also gave notice that the materials presented at the meeting would be available for viewing prior to the meeting at the Company's web site at www.kindermorgan.com/presentations/KMI/lehmans01302001.

(6)	Current Report on Form 8-K dated January 9, 2001 was filed pursuant to Item 9 of that form.

Pursuant to Item 9 of that form, we filed notice that representatives of Kinder Morgan Energy Partners and the Company intended to discuss various strategic and financial issues relating to the business plans and objectives of the Company and Kinder Morgan Energy Partners at an analyst meeting on January 10, 2001. We also gave notice that the materials presented at the meeting would be available for viewing prior to the meeting at the Company's web site at www.kindermorgan.com/presentations/KMI/GoldmanSachs01202001/.

(7)	Current Report on Form 8-K dated November 6, 2000 was filed pursuant to Items 7 and 9 of that form.

Pursuant to Item 9 of that form, in Item 7 we filed an exhibit containing presentation materials for use at a meeting with analysts and others on November 6, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
Date: March 23, 2001
By /s/ C. Park Shaper C. Park Shaper Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Edward H. Austin, Jr. Edward H. Austin, Jr.	Director

/s/ Charles W. Battey Charles W. Battey	Director

/s/ Stewart A. Bliss Stewart A. Bliss	Director

/s/ Ted A. Gardner ; Ted A. Gardner	Director

/s/ William J. Hybl William J. Hybl	Director

/s/ Richard D. Kinder Richard D. Kinder	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William V. Morgan William V. Morgan	Vice Chairman, President and Director

/s/ Edward Randall, III Edward Randall, III	Director

/s/ Fayez Sarofim Fayez Sarofim	Director

/s/ C. Park Shaper C. Park Shaper	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ H. A. True, III H. A. True, III	Director

EXHIBIT 13

KINDER MORGAN, INC.
2000 ANNUAL REPORT TO SHAREHOLDERS

Interested persons may receive a copy of Kinder Morgan's 2000 Annual Report to Shareholders without charge by forwarding a written request to: Kinder Morgan, Inc., Investor Relations Department, 500 Dallas, Suite 1000 Houston, Texas, 77002.

EXHIBIT 21

KINDER MORGAN, INC. AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

NAME OF COMPANY	STATE OF INCORPORATION

Gas Natural del Noroeste, S.A. de C.V.	Mexico
Kinder Morgan (Delaware), Inc.	Delaware
Kinder Morgan G.P., Inc.	Delaware
Kinder Morgan Power Company	Colorado
K N Cogeneration	Colorado
K N Natural Gas, Inc.	Colorado
K N Thermo, LLC	Colorado
K N TransColorado, Inc.	Colorado
K N Wattenberg Transmission Limited Liability Company	Colorado
MidCon Corp.	Delaware
Natural Gas Pipeline Company of America	Delaware
Northern Gas Company	Wyoming
Rocky Mountain Natural Gas Company	Colorado
Slurco Corporation	Colorado
Thermo Greeley L.L.C.	Colorado

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on (i) Form S-16, (Nos. 2-51894, 2-55664, 2-63470 and 2-75654); (ii) Form S-8, (Nos. 2-77752, 33-10747, 33-24934, 33-33018, 33-54403, 33-54443, 33-54555, 333-08059, 333-08087, 333-60839, 333-42178 and 333-53908); and (iii) Form S-3, (Nos. 2-84910, 33-26314, 33-23880, 33-42698, 33-44871, 33-45091, 33-46999, 33-54317, 33-69432, 333-04385, 333-40869, 333-44421, 333-55921, 333-68257, 333-54896, 333-55866 and 333-91257) of Kinder Morgan, Inc. of our report dated February 14, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K, and of our report dated February 14, 2001 relating to the financial statements of Kinder Morgan Energy Partners, L.P., which are incorporated by reference in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 23, 2001

EXHIBIT 23.2

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in (i) Registration Statements on Form S-16, File Nos. 2-51894, 2-55664, 2-63470 and 2-75654; (ii) Registration Statements on Form S-8, File Nos. 2-77752, 33-10747, 33-24934, 33-33018, 33-54403, 33-54443, 33-54555, 333-08059, 333-08087, 333-60839, 333-42178 and 333-53908; and (iii) Registration Statements on Form S-3, File Nos. 2-84910, 33-26314, 33-23880, 33-42698, 33-44871, 33-45091, 33-46999, 33-54317, 33-69432, 333-04385, 333-40869, 333-44421, 333-55921, 333-68257, 333-91257, 333-54896 and 333-55866 of our report dated February 2, 1999 (except with respect to the matters discussed in Note 6 to the December 31, 2000 consolidated financial statements, as to which the dates are March 16, 2000 and February 14, 2001), on the consolidated financial statements of Kinder Morgan, Inc. and subsidiaries for the year ended December 31, 1998 included in this Form 10-K.

/s/ Arthur Andersen LLP

Denver, Colorado
March 23, 2001