Form 10-K/A
period 2000-12-31
KINDER MORGAN INC
filed 2001-04-05
CIK 54502

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                             -----------------

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  -----  -----


                          Commission File Number 1-6446
                                                 ------

                               KINDER MORGAN, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            Kansas                                           48-0290000
----------------------------------                 -----------------------------
(State or other jurisdiction on                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

   500 Dallas, Suite 1000, Houston, Texas                       77002
 ------------------------------------------                ---------------
  (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (713) 369-9000
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
         Title of each class                           on which registered
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

                      KINDER MORGAN, INC. AND SUBSIDIARIES
                                    CONTENTS



                                                                                         Page
                                                                                         Number
                                                                                         ------
                                     PART I
ITEMS 1&2: BUSINESS AND PROPERTIES.....................................................   3-12
ITEM 3:    LEGAL PROCEEDINGS...........................................................  12-15
ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.....................     15

           EXECUTIVE OFFICERS OF THE REGISTRANT........................................  16-17

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS......................................................     18
ITEM 6:    SELECTED FINANCIAL DATA.....................................................     19
ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS......................................  20-38
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.................     38
ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................  39-84
ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE......................................     84

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................     85
ITEM 11:   EXECUTIVE COMPENSATION......................................................     85
ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............     85
ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................     85

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............  86-92

SIGNATURES.............................................................................     93


Note: Individual financial statements of the parent Company are omitted pursuant to the provisions of Accounting Series Release No. 302.

                                     PART I

ITEMS 1 and 2:   BUSINESS and PROPERTIES

In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation, incorporated on May 18, 1927, and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. In this report, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet and the term "MMBtus" means million British Thermal Units ("Btus). Natural gas liquids consist of ethane, propane, butane, iso-butane and natural gasoline.

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

NATURAL GAS PIPELINE COMPANY OF AMERICA

Through Natural Gas Pipeline Company of America we own and operate approximately 10,000 miles of interstate natural gas pipelines, field system lines and related facilities, consisting primarily of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. The system is powered by 60 compressor stations in mainline and storage service having an aggregate of approximately 1.0 million horsepower. Natural Gas Pipeline Company of America's system has over 1,700 points of interconnection with 32 interstate pipelines, 24 intrastate pipelines and 54 local distribution companies and end users, thereby providing significant flexibility in the receipt and delivery of natural gas. One of Natural Gas Pipeline Company of America's primary pipelines, the Amarillo Line, originates in the West Texas and New Mexico producing areas and is comprised of approximately 3,900 miles of mainline and various small-diameter pipelines. The other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,400 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by Natural Gas Pipeline Company of America's 700-mile Amarillo/Gulf Coast pipeline.

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

In May 2000, Kinder Morgan Power and the Southern Company announced plans to build a 550 megawatt natural gas-fired electric power plant southeast of Little Rock, Arkansas, utilizing Kinder Morgan Power's Orion technology. Natural gas transportation service for the plant will be provided by Natural Gas Pipeline Company of America. Construction is in process on the facility, for which Kinder Morgan Power is the general contractor. Completion of construction is expected by June 1, 2002.

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

RECENT DEVELOPMENTS

Filing by Kinder Morgan Management, LLC

Kinder Morgan Management, LLC, an indirect wholly owned subsidiary of Kinder Morgan, Inc., has filed a registration statement with the Securities and Exchange Commission to issue and sell shares. Upon completion of that proposed offering, Kinder Morgan Management, LLC would become a partner in Kinder Morgan Energy Partners, L.P. and would manage and control its business and affairs. The net proceeds from the offering would be used to buy i-units from Kinder Morgan Energy Partners. The i-units would be a new class of Kinder Morgan Energy Partners' limited partner interests and would be issued only to Kinder Morgan Management, LLC.

After the 45th day following the closing of the proposed offering discussed above, holders of the shares of Kinder Morgan Management, LLC may exchange their shares for common units of Kinder Morgan Energy Partners, L.P. owned by us. This right to exchange is subject to our election to settle the exchange in cash rather than in common units. We currently own 11,312,000 Kinder Morgan Energy Partners common units. Upon the occurrence of certain events, we will be required to purchase all of the then outstanding shares of Kinder Morgan Management, LLC at a price equal to the higher of the average market price of such shares or the common units of Kinder Morgan Energy Partners, L.P. as determined for a 10 trading day period ending on the trading day immediately prior to the date of the applicable event. If our affiliates and we ever own 80% or more of the outstanding shares of Kinder Morgan Management, LLC, we will have the right to purchase all of the shares owned by other holders at 110% of the market price. If our affiliates and we ever own 80% or more in the aggregate of outstanding Kinder Morgan Energy Partners, L.P.'s common units and Kinder Morgan Management, LLC's shares, we will have the right to purchase all of the shares and units owned by others at the higher of the average closing prices of the shares and common units.

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

"Jack J. Grynberg v. Rocky Mountain Natural Gas Company," Docket No. GP91-8-008. "Rocky Mountain Natural Gas Company v. Jack J. Grynberg," Docket No. GP91-10-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to in the immediately preceding paragraph. While

Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg recently filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals.

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

"K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald," Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: "James
P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al.", Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On February 23, 2001, the federal district court dismissed this Complaint with prejudice. A third related class action case styled, "Adams vs. Kinder Morgan, Inc.", et. al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the other remaining claims, without prejudice.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      Identification and Business Experience of Executive Officers

             Name                  Age      Position and Business Experience
             ----                  ---      --------------------------------

Richard D. Kinder................   56     Director, Chairman and Chief
                                           Executive Officer since October 1999.
                                           Director, Chairman and Chief
                                           Executive Officer of Kinder Morgan
                                           G.P., Inc. since February 1997. From
                                           1992 to 1994, Chairman of Kinder
                                           Morgan G.P., Inc. From October 1990
                                           until December 1996, President of
                                           Enron Corp. Mr. Kinder was employed
                                           by Enron and its affiliates and
                                           predecessors for over 16 years.


William V. Morgan................   57     Director, Vice Chairman and President
                                           since October 1999. Director of
                                           Kinder Morgan G.P., Inc. since June
                                           1994. Vice Chairman of Kinder Morgan
                                           G.P., Inc. since February 1997.
                                           President of Kinder Morgan G.P., Inc.
                                           since November 1998. President of
                                           Morgan Associates, Inc., an
                                           investment and pipeline management
                                           company, since February 1987. Legal
                                           and management positions in the
                                           energy industry since 1975, including
                                           the presidencies of three major
                                           interstate natural gas companies,
                                           which are now part of Enron Corp.:
                                           Florida Gas Transmission Company,
                                           Transwestern Pipeline Company and
                                           Northern Natural Gas Company. Prior
                                           to joining Florida Gas in 1975, Mr.
                                           Morgan was engaged in the private
                                           practice of law in Washington, D.C.



William V. Allison...............   53     President, Natural Gas Pipeline
                                           Operations since September 1999.
                                           President, Pipeline Operations of
                                           Kinder Morgan Energy Partners from
                                           February 1999 to September 1999. Vice
                                           President and General Counsel of
                                           Kinder Morgan Energy Partners from
                                           April 1998 to February 1999. From
                                           1997 to April 1998, Mr. Allison was
                                           employed at Enron Corp. where he held
                                           various executive positions,
                                           including President of Enron Liquid
                                           Services Corporation, Florida Gas
                                           Transmission Company and Houston
                                           Pipeline Company and Vice President
                                           and Associate General Counsel of
                                           Enron Corp. Prior to joining Enron
                                           Corp. he was an attorney at the FERC.


David G. Dehaemers, Jr...........   40     Vice President of Corporate
                                           Development since January 2000. Vice
                                           President and Chief Financial Officer
                                           from October 1999 to January 2000.
                                           Also Vice President, Corporate
                                           Development of Kinder Morgan G.P.,
                                           Inc. since January 2000. Treasurer of
                                           Kinder Morgan G.P., Inc. from
                                           February 1997 to January 2000. Vice
                                           President and Chief Financial Officer
                                           of Kinder Morgan G.P., Inc. from July
                                           1997 to January 2000. Secretary of
                                           Kinder Morgan G.P., Inc. from
                                           February 1997 to August 1997. Chief
                                           Financial Officer of Morgan
                                           Associates, Inc., an energy
                                           investment and pipeline management
                                           company, from October 1992 to January
                                           1997.

Joseph Listengart................   32     Vice President, General Counsel and
                                           Secretary since October 1999. Also
                                           Vice President and General Counsel of
                                           Kinder Morgan G.P., Inc. since
                                           October 1999. Mr. Listengart became
                                           an employee of Kinder Morgan G.P.,
                                           Inc. in March 1998 and was elected
                                           its Secretary in November 1998. From
                                           March 1995 through February 1998, Mr.
                                           Listengart worked as an attorney for
                                           Hutchins, Wheeler & Dittmar, a
                                           Professional Corporation.


Michael C. Morgan................   32     Vice President, Strategy and Investor
                                           Relations since January 2000. Also
                                           Vice President, Strategy and Investor
                                           Relations of Kinder Morgan G.P., Inc.
                                           since January 2000. Vice President of
                                           Corporate Development of Kinder
                                           Morgan G.P., Inc. from February 1997
                                           to January 2000. From August 1995
                                           until February 1997, an associate
                                           with McKinsey & Company, an
                                           international management consulting
                                           firm. Son of William V. Morgan.



C. Park Shaper...................   32     Vice President and Chief Financial
                                           Officer since January 2000. Treasurer
                                           since April 2000. Also Vice
                                           President, Treasurer and Chief
                                           Financial Officer of Kinder Morgan
                                           G.P., Inc. since January 2000.
                                           Previously, President and Director of
                                           Altair Corporation, an enterprise
                                           focused on the distribution of
                                           web-based investment research for the
                                           financial services industry. Vice
                                           President and Chief Financial Officer
                                           of First Data Analytics, a subsidiary
                                           of First Data Corporation, from 1997
                                           to June 1999. From 1995 to 1997, a
                                           consultant with The Boston Consulting
                                           Group. Previous experience with
                                           TeleCheck Services, Inc. and as a
                                           management consultant with the
                                           Strategic Services Division of
                                           Andersen Consulting.


James E. Street..................   44     Vice President of Human Resources and
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


                                                                MARKET PRICE DATA
                              --------------------------------------------------------------------------------------
                                                2000                                           1999
                              ---------------------------------------         --------------------------------------
                                LOW            HIGH            CLOSE            LOW            HIGH           CLOSE
                                ---            ----            -----            ---            ----           -----
Quarter Ended:
   March 31                   $19.875         $34.500         $34.500         $19.813         $21.375        $19.938
   June 30                    $29.188         $34.938         $34.563         $12.188         $22.438        $13.375
   September 30               $31.625         $41.688         $40.938         $12.188         $24.688        $22.438
   December 31                $37.063         $54.250         $52.188         $17.125         $24.500        $20.188

Dividends
Quarter Ended:
   March 31                                    $0.05                                           $0.20
   June 30                                     $0.05                                           $0.20
   September 30                                $0.05                                           $0.20
   December 31                                 $0.05                                           $0.05

Common Stockholders
   at Year-end                                 9,326                                          10,397

ITEM 6:   SELECTED FINANCIAL DATA
FIVE-YEAR REVIEW
KINDER MORGAN, INC. AND SUBSIDIARIES
(In Thousands Except Per Share Amounts)


                                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                            2000          1999 (1,)(3)      1998 (1,)(4)         1997               1996
                                         ----------       ------------      ------------       ----------         ----------
 Operating Revenues                      $2,713,737        $1,836,368        $1,660,259        $  340,685         $  299,608
 Gas Purchases and Other Costs of Sales   1,960,083         1,050,250           836,614           134,476            102,725
                                         ----------        ----------        ----------        ----------         ----------
 Gross Margin                               753,654           786,118           823,645           206,209            196,883
 Other Operating Expenses                   358,511           490,416           427,953           128,059            128,895
                                         ----------        ----------        ----------        ----------         ----------
 OPERATING INCOME                           395,143           295,702           395,692            78,150             67,988
 Other Income and (Expenses)                (88,701)          (49,311)         (172,787)          (21,039)           (14,798)
                                         ----------        ----------        ----------        ----------         ----------
 Income From Continuing Operations
   Before Income Taxes                      306,442           246,391           222,905            57,111             53,190
 Income Taxes                               122,727            90,733            82,710            12,777             17,304
                                         ----------        ----------        ----------        ----------         ----------
 INCOME FROM CONTINUING OPERATIONS          183,715           155,658           140,195            44,334             35,886
 Gain (Loss) From Discontinued
   Operations, Net of Tax                   (31,734)         (395,319)          (77,984)           33,163             27,933
                                         ----------        ----------        ----------        ----------         ----------
 NET INCOME (LOSS)                          151,981          (239,661)           62,211            77,497             63,819
 Less-Preferred Dividends                        --               129               350               350                398
 Less-Premium Paid on Preferred Stock
   Redemption                                    --               350                --                --                 --
                                         ----------        ----------        ----------        ----------         ----------
 EARNINGS (LOSS) AVAILABLE FOR
   COMMON STOCK                          $  151,981        $ (240,140)       $   61,861        $   77,147         $   63,421
                                         ==========        ==========        ==========        ==========         ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share           114,063            80,284            64,021            46,589             43,653
                                         ==========        ==========        ==========        ==========         ==========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
Continuing Operations                    $     1.61        $     1.93        $     2.19        $     0.95         $     0.81
Discontinued Operations                       (0.28)            (4.92)            (1.22)             0.71               0.64
                                         ----------        ----------        ----------        ----------         ----------
Total Basic Earnings (Loss)
  Per Common Share                       $     1.33        $    (2.99)       $     0.97        $     1.66         $     1.45
                                         ==========        ==========        ==========        ==========         ==========

 Number of Shares Used in Computing
   Diluted Earnings Per Common Share        115,030            80,358            64,636            47,307             44,436
                                         ==========        ==========        ==========        ==========         ==========

 DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
 Continuing Operations                   $     1.60        $     1.93        $     2.17        $     0.93         $     0.80
 Discontinued Operations                      (0.28)            (4.92)            (1.21)             0.70               0.63
                                         ----------        ----------        ----------        ----------         ----------
 Total Diluted Earnings (Loss)
   Per Common Share                      $     1.32        $    (2.99)       $     0.96        $     1.63         $     1.43
                                         ==========        ==========        ==========        ==========         ==========

DIVIDENDS PER COMMON SHARE               $     0.20        $     0.65        $     0.76        $     0.73         $     0.70
                                         ==========        ==========        ==========        ==========         ==========

CAPITAL EXPENDITURES (2)                 $  137,477        $   97,644        $  120,881        $  230,814         $   88,755
                                         ==========        ==========        ==========        ==========         ==========

TOTAL ASSETS (5)                         $8,418,105        $9,425,674        $9,623,779        $2,305,805         $1,629,720
                                         ==========        ==========        ==========        ==========         ==========

CAPITALIZATION (5):
Common Stockholders' Equity              $1,797,421   40%  $1,669,846   32%  $1,219,043   25%  $  606,132   48%   $  519,794   55%
Preferred Stock                                  --   --           --   --        7,000   --        7,000   --         7,000    1%
Preferred Capital Trust Securities          275,000    6%     275,000    5%     275,000    6%     100,000    8%           --   --
Long-Term Debt                            2,478,983   54%   3,293,326   63%   3,300,025   69%     553,816   44%      423,676   44%
                                         ----------  ---   ----------  ---   ----------  ---   ----------  ---    ----------  ---
Total Capitalization                     $4,551,404  100%  $5,238,172  100%  $4,801,068  100%  $1,266,948  100%   $  950,470  100%
                                         ==========  ===   ==========  ===   ==========  ===   ==========  ===    ==========  ===

BOOK VALUE PER
  COMMON SHARE(5)                        $    15.70        $    14.82        $    17.77        $    12.63         $    11.44
                                         ==========        ==========        ==========        ==========         ==========


(1) Restated, see Note 2 of the accompanying Notes to Consolidated Financial Statements.
(2) Capital Expenditures shown are for continuing operations only.
(3) Reflects the acquisition of Kinder Morgan Delaware on October 7, 1999. See
    Note 2 of the accompanying Notes to Consolidated Financial Statements.
(4) Reflects the acquisition of MidCon Corp. on January 30, 1998. See Note 2 of the accompanying Notes to Consolidated Financial Statements.
(5) At December 31 of each respective year

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED FINANCIAL RESULTS


                                                                                YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                     2000                  1999                1998
                                                                     ----                  ----                ----
                                                                      (In Thousands Except Per Share Amounts)
Operating Revenues                                                $ 2,713,737          $ 1,836,368          $ 1,660,259
                                                                  ===========          ===========          ===========
Gross Margin(1)                                                   $   753,654          $   786,118          $   823,645
                                                                  ===========          ===========          ===========

Operating Income:
  Before Merger-related and Severance Costs                       $   395,143          $   333,145          $   401,455
  Merger-related and Severance Costs                                       --              (37,443)              (5,763)
                                                                  -----------          -----------          -----------
    Consolidated Operating Income                                 $   395,143          $   295,702          $   395,692
                                                                  ===========          ===========          ===========

Income from Continuing Operations:
  Before Merger-related and Severance Costs and
    Gains from Sales of Assets, Net of Tax                        $   146,735          $    58,848          $   131,416
  Merger-related and Severance Costs, Net of Tax                           --              (23,327)              (3,518)
  Gains from Sales of Assets, Net of Tax                               36,980              120,137               12,297
                                                                  -----------          -----------          -----------
    Income from Continuing Operations                                 183,715              155,658              140,195
                                                                  -----------          -----------          -----------
Discontinued Operations, Net of Tax:
  Loss from Discontinued Operations                                        --              (50,941)             (77,984)
  Loss on Disposal of Discontinued Operations                         (31,734)            (344,378)                  --
                                                                  -----------          -----------          -----------
    Discontinued Operations, Net of Tax                               (31,734)            (395,319)             (77,984)
                                                                  -----------          -----------          -----------
    Net Income (Loss)                                             $   151,981          $  (239,661)         $    62,211
                                                                  ===========          ===========          ===========

Diluted Earnings (Loss) Per Share:
  From Continuing Operations Before Merger-related
    and Severance Costs and Gains from Sales of Assets            $      1.28          $      0.73          $      2.03
  Merger-related and Severance Costs                                       --                (0.29)               (0.05)
  Gains from Sales of Assets                                             0.32                 1.49                 0.19
  Loss from Discontinued Operations                                        --                (0.63)               (1.21)
  Loss on Disposal of Discontinued Operations                           (0.28)               (4.29)                  --
                                                                  -----------          -----------          -----------
    Diluted Earnings (Loss) Per Share                             $      1.32          $     (2.99)         $      0.96
                                                                  ===========          ===========          ===========

Number of Shares Used in Computing Diluted Earnings
  Per Common Share                                                    115,030               80,358               64,636
                                                                  ===========          ===========          ===========

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

RESULTS OF OPERATIONS

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the overall Company into business units so that performance can be effectively monitored and reported for a limited number of discrete businesses. Currently, we manage and report our operations in the following business units:


BUSINESS UNIT                        BUSINESS CONDUCTED                                REFERRED TO AS:
-------------                        ------------------                                ---------------
Natural Gas Pipeline Company of      Major interstate natural gas pipeline and         Natural Gas Pipeline
   America and certain affiliates    storage system                                    Company of America

Retail Natural Gas Distribution      The regulated sale of natural gas to              Kinder Morgan Retail
                                     residential, commercial and industrial
                                     customers and non-utility sales of natural
                                     gas to certain utility customers under the
                                     Choice Gas Program

Power Generation and Other           The construction and operation of natural         Power and Other
                                     gas-fired electric generation facilities,
                                     together with various other activities not
                                     constituting separately managed or reportable
                                     business segments


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


                                                                          YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                             2000                 1999                 1998
                                                             ----                 ----                 ----
                                                                (In Thousands Except Systems Throughput)
Operating Revenues                                         $656,017             $626,888             $556,961
                                                           --------             --------             --------

Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales                    145,431              115,481               24,273
  Operations and Maintenance                                 62,582               72,979               59,055
  Depreciation and Amortization                              84,975              109,346              121,008
  Taxes, Other Than Income Taxes                             20,142               22,575               15,800
                                                           --------             --------             --------
                                                            313,130              320,381              220,136
                                                           --------             --------             --------

Operating Income Before Corporate Costs                    $342,887             $306,507             $336,825
                                                           ========             ========             ========


Systems Throughput (Trillion Btus)                          1,459.3              1,449.9              1,296.6
                                                           ========             ========             ========

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


                                                              YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                          1999                      1998
                                                          ----                      ----
                                                    (In Thousands Except Systems Throughput)
Operating Revenues:
  Transportation and Storage                            $112,732                  $105,160
  Other                                                      475                       417
                                                        --------                  --------
                                                         113,207                   105,577
                                                        --------                  --------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales                  13,954                     3,763
  Operations and Maintenance                              23,737                    20,026
  Depreciation and Amortization                           16,985                    19,474
  Taxes, Other Than Income Taxes                           4,607                     4,308
                                                        --------                  --------
                                                          59,283                    47,571
                                                        --------                  --------

Operating Income Before Corporate Costs                 $ 53,924                  $ 58,006
                                                        ========                  ========


Systems Throughput (Trillion Btus)                         203.1                     216.6
                                                        ========                  ========


Kinder Morgan Interstate's operating income before corporate costs decreased by $4.1 million (7.0%) from 1998 to 1999. This business unit was negatively impacted in 1999, relative to 1998, by (i) the 1999 write-off of approximately $5.8 million of deferred fuel tracker costs that had accumulated since the initial implementation of FERC Order No. 636 and were deemed unrecoverable due to the settlement of the general rate case; (see Note 8 of the accompanying Notes to Consolidated Financial Statements for more information regarding Kinder Morgan Interstate's general rate case), (ii) a decrease in shipper supplied fuel requirements under the terms of Kinder Morgan Interstate's general rate case which, in conjunction with normal system fuel and loss requirements, caused Kinder Morgan Interstate to purchase additional system fuel supplies and (iii) increased operations and maintenance expenses, primarily related to the Pony Express Pipeline. These negative impacts were partially offset by (i) increased revenues in 1999 due to higher transportation rates under the terms of the general rate case and (ii) reduced depreciation expense in 1999 resulting from the assets of Kinder Morgan Interstate being classified as assets held for sale effective November 1, 1999, at which time further depreciation of these assets was suspended in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

KINDER MORGAN RETAIL


                                                                YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   2000                  1999                1998
                                                   ----                  ----                ----
                                                     (In Thousands Except Systems Throughput)
Operating Revenues:
  Gas Sales                                      $171,696             $134,208             $186,527
  Transportation                                   41,371               34,919               27,309
  Other                                            16,442               13,785               20,470
                                                 --------             --------             --------
                                                  229,509              182,912              234,306
                                                 --------             --------             --------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales          128,811              107,264              123,099
  Operations and Maintenance                       36,627               40,807               41,093
  Depreciation and Amortization                    11,776               11,382               11,014
  Taxes, Other Than Income Taxes                    2,563                3,355                2,886
                                                 --------             --------             --------
                                                  179,777              162,808              178,092
                                                 --------             --------             --------

Operating Income Before Corporate Costs          $ 49,732             $ 20,104             $ 56,214
                                                 ========             ========             ========


Systems Throughput (Trillion Btus)                   72.6                 56.6                 61.7
                                                 ========             ========             ========


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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                                                                   YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                      2000                   1999                  1998
                                                      ----                   ----                  ----
                                                            (In Thousands Except Systems Throughput)
Operating Revenues:
  Gas Sales                                        $1,675,206            $  815,557            $  704,190
  Transportation                                       25,468                23,971                19,192
  Other                                                46,825                32,633                15,819
                                                   ----------            ----------            ----------
                                                    1,747,499               872,161               739,201
                                                   ----------            ----------            ----------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales            1,666,169               804,674               680,766
  Operations and Maintenance                           45,401                45,778                51,067
  Depreciation and Amortization                         2,211                 2,466                 1,615
  Taxes, Other Than Income Taxes                        4,400                 2,689                 3,624
                                                   ----------            ----------            ----------
                                                    1,718,181               855,607               737,072
                                                   ----------            ----------            ----------

Operating Income Before Corporate Costs            $   29,318            $   16,554            $    2,129
                                                   ==========            ==========            ==========


Systems Throughput (Trillion Btus)                      654.4                 575.3                 581.6
                                                   ==========            ==========            ==========


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

TEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

POWER AND OTHER


                                                               YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                   2000                 1999                  1998
                                                   ----                 ----                  ----
                                                                   (In Thousands)
Operating Revenues                                $80,697              $59,305              $47,380
Equity in Earnings of Equity Investments            3,669               10,511                8,675
                                                  -------              -------              -------
                                                   84,366               69,816               56,055
                                                  -------              -------              -------
Operating Costs and Expenses:
  Gas Purchases and Other Costs of Sales           19,653               12,921               19,441
  Operations and Maintenance                       19,680               15,648                7,232
  Depreciation and Amortization                     9,203                7,754                2,252
  Taxes, Other Than Income Taxes                      868                1,335                1,672
                                                  -------              -------              -------
                                                   49,404               37,658               30,597
                                                  -------              -------              -------

Income Before Corporate Costs                     $34,962              $32,158              $25,458
                                                  =======              =======              =======

Results of power generation operations are included in Power and Other beginning with the acquisition of interests in power plants from the Denver-based Thermo Companies, which acquisition was completed in the third quarter of 1998. See
Note 2 of the accompanying Notes to Consolidated Financial Statements for more information concerning this acquisition.

Income before corporate costs from Power and Other increased $2.8 million (8.7%) from 1999 to 2000. Operating results for 2000 were positively impacted, relative to 1999, by profits from development of a 550-megawatt electric generating plant currently being constructed by Power near Little Rock, Arkansas. Kinder Morgan Power is receiving a development fee and profit from turn-key construction of the plant (which is owned by a unit of the Southern Company), which is being recorded as revenue over the two-year construction period. The positive impact related to profits from construction of the Little Rock, Arkansas power generation facility was partially offset by (i) a decrease in earnings from equity investments largely attributable to increased fuel (natural gas) costs related to electricity generation and (ii) increased operating expenses associated with other operations, principally our agreement with HS Resources, Inc. and certain telecommunications assets used primarily by internal business units. As we announced on November 30, 1999, we have entered into agreements with HS Resources, Inc. for the sale of certain assets in the Wattenberg field area of the Denver-Julesberg Basin. Under the terms of the agreements, HS Resources, Inc. commenced operating these assets. We are receiving payments from HS Resources, Inc. during 2000 and 2001, with the legal transfer of ownership expected to occur on or before December 15, 2001. Loss before Corporate Costs for our international activities, included in this business unit, was $1.9 million, $1.9 million and $0.4 million in 2000, 1999 and 1998, respectively.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME AND (EXPENSES)


                                                                    YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                         2000                1999                  1998
                                                         ----                ----                  ----
                                                                      (In Thousands)
Interest Expense, Net                                 $(243,155)           $(251,920)           $(205,840)
                                                      ---------            ---------            ---------
Equity in Earnings:
  Kinder Morgan Energy Partners - Earnings              140,913               15,733                   --
  Kinder Morgan Energy Partners - Amortization          (28,317)              (7,335)                  --
  Power Segment(1)                                        3,669               10,511                8,675
  Other                                                 (10,255)              14,140               22,466
                                                      ---------            ---------            ---------
     Total Equity in Earnings                           106,010               33,049               31,141
                                                      ---------            ---------            ---------
Minority Interests                                      (24,121)             (24,845)             (19,483)
Gains from Sales of Assets                               61,684              189,778               19,552
Other, Net                                               10,881                4,627                1,843
                                                      ---------            ---------            ---------
                                                      $ (88,701)           $ (49,311)           $(172,787)
                                                      =========            =========            =========

(1) See discussion under the heading "Power and Other."

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAXES - CONTINUING OPERATIONS


                                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                          2000                     1999                     1998
                                          ----                     ----                     ----
                                                          (Dollars In Thousands)
Income Tax Provision                   $ 122,727                 $  90,733                 $  82,710
                                       =========                 =========                 =========

Effective Tax Rate                          40.0%                     36.8%                     37.1%
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

DISCONTINUED OPERATIONS


                                                                              YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                   2000                1999               1998
                                                                   ----                ----               ----
                                                                                  (In Thousands)
Loss from Discontinued Operations, Net of Tax                   $       --          $ (50,941)         $ (77,984)
                                                                ==========          =========          =========

Loss on Disposal of Discontinued Operations, Net of Tax         $  (31,734)         $(344,378)         $      --
                                                                ==========          =========          =========

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


                                                                            DECEMBER 31,
                                                        ----------------------------------------------------
                                                           2000                1999                 1998
                                                        ----------           ----------           ----------
                                                                      (Dollars In Thousands)
Long-term Debt                                          $2,478,983           $3,293,326           $3,300,025
Common Equity                                            1,797,421            1,669,846            1,219,043
Preferred Stock                                                 --                   --                7,000
Capital Trust Securities                                   275,000              275,000              275,000
                                                        ----------           ----------           ----------
     Capitalization                                      4,551,404            5,238,172            4,801,068
Short-term Debt                                            908,167              581,567            1,702,013(1)
                                                        ----------           ----------           ----------
     Invested Capital                                   $5,459,571           $5,819,739           $6,503,081
                                                        ==========           ==========           ==========

Capitalization:
     Long-term Debt                                           54.5%                62.9%                68.7%
     Common Equity                                            39.5%                31.9%                25.4%
     Preferred Stock                                            --                   --                  0.2%
     Capital Trust Securities                                  6.0%                 5.2%                 5.7%

Invested Capital:
     Total Debt                                               62.0%(3)             66.6%                76.9%(2)
     Equity, Including Capital Trust Securities               38.0%(3)             33.4%                23.1%

(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp. This note was repaid on January 4, 1999.
(2) If the government securities then held as collateral were offset against the related debt, the ratio of total debt to invested capital at December 31, 1998, would have been 72.3 percent.
(3) As adjusted to reflect the November 2001 maturity of the Premium Equity Participating Units (see "Net Cash Flows from Financing Activities") and the associated $460 million increase in equity and decrease in debt, the ratios would be: Debt - 53.6%, Equity - 46.4%.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Through December 31, 2000, gains and losses on hedging positions have been deferred and recognized as gas purchases expense in the periods in which the underlying physical transactions occur. On January 1, 2001, we began accounting for derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (after amendment by SFAS 137 and SFAS 138, the "Statement"). As discussed preceding, our principal use of derivative financial instruments is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas. The Statement allows these transactions to continue to be treated as hedges for accounting purposes, although the changes in the market value of these instruments will affect comprehensive income in the period in which they occur and any ineffectiveness in the risk mitigation performance of the hedge will affect net income currently. The change in the market value of these instruments representing effective hedge operation will continue to affect net income in the period in which the associated physical transactions are consummated. Adoption of the Statement has resulted in $14.4 million of deferred net loss as of January 1, 2001, being reported as part of other comprehensive income in 2001, as well as subsequent changes in the market value of these derivatives prior to consummation of the transaction being hedged.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to the following:

    - price trends, stability and overall demand for natural gas and electricity in the United States; economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;
    - national, international, regional and local economic, competitive and regulatory conditions and developments;
    - the various factors which affect Kinder Morgan Energy Partners, L.P.'s ability to maintain or increase its level of earnings and distributions;
    - our ability to integrate any acquired operations into our existing operations;
    - changes in laws or regulations, third-party relationships and approvals, decisions of courts, regulators and governmental bodies that may affect our business or our ability to compete;
    -    our ability to achieve cost savings and revenue growth;
    -    conditions in capital markets;
    -    rates of inflation;
    -    interest rates;
    -    political and economic stability of oil producing nations;
    -    the pace of deregulation of retail natural gas and electricity;

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    - the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and
    -    the timing and success of business development efforts.

You should not put an undue reliance on forward-looking statements.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is in Item 7 under the heading "Risk Management."

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                      Page
--------------------------------------------------------------------------------

Report of Independent Accountants......................................... 40-41
Consolidated Statements of Income.........................................    42
Consolidated Statements of Comprehensive Income...........................    43
Consolidated Balance Sheets...............................................    44
Consolidated Statements of Stockholders' Equity...........................    45
Consolidated Statements of Cash Flows.....................................    46
Notes to Consolidated Financial Statements................................ 47-81
Selected Quarterly Financial Data (unaudited)............................. 82-83

--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Kinder Morgan, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan, Inc. (formerly K N Energy, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

CONSOLIDATED STATEMENTS OF INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES


                                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                                           RESTATED - SEE NOTE 2
                                                                                     -----------------------------
                                                                   2000                   1999                1998
                                                                   ----                   ----                ----
                                                                      (In Thousands Except Per Share Amounts)
OPERATING REVENUES:
Natural Gas Sales                                               $ 1,999,648          $ 1,004,097          $   955,254
Natural Gas Transportation and Storage                              596,774              745,179              640,906
Other                                                               117,315               87,092               64,099
                                                                -----------          -----------          -----------
Total Operating Revenues                                          2,713,737            1,836,368            1,660,259
                                                                -----------          -----------          -----------

OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales                            1,960,083            1,050,250              836,614
Operations and Maintenance                                          164,286              184,888              170,035
General and Administrative                                           58,087               85,591               68,502
Depreciation and Amortization                                       108,165              147,933              155,363
Taxes, Other Than Income Taxes                                       27,973               34,561               28,290
Merger-related and Severance Costs                                       --               37,443                5,763
                                                                -----------          -----------          -----------
Total Operating Costs and Expenses                                2,318,594            1,540,666            1,264,567
                                                                -----------          -----------          -----------

OPERATING INCOME                                                    395,143              295,702              395,692
                                                                -----------          -----------          -----------

OTHER INCOME AND (EXPENSES):
Kinder Morgan Energy Partners:
    Equity in Earnings                                              140,913               15,733                   --
    Amortization of Excess Investment                               (28,317)              (7,335)                  --
Equity in Earnings (Losses) of Other Equity Investments              (6,586)              24,651               31,141
Interest Expense, Net                                              (243,155)            (251,920)            (205,840)
Minority Interests                                                  (24,121)             (24,845)             (19,483)
Other, Net                                                           72,565              194,405               21,395
                                                                -----------          -----------          -----------
Total Other Income and (Expenses)                                   (88,701)             (49,311)            (172,787)
                                                                -----------          -----------          -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               306,442              246,391              222,905
Income Taxes                                                        122,727               90,733               82,710
                                                                -----------          -----------          -----------
INCOME FROM CONTINUING OPERATIONS                                   183,715              155,658              140,195
                                                                -----------          -----------          -----------

DISCONTINUED OPERATIONS, NET OF TAX:
Loss from Discontinued Operations                                        --              (50,941)             (77,984)
Loss on Disposal of Discontinued Operations                         (31,734)            (344,378)                  --
                                                                -----------          -----------          -----------
Total Loss From Discontinued Operations                             (31,734)            (395,319)             (77,984)
                                                                -----------          -----------          -----------

NET INCOME (LOSS)                                                   151,981             (239,661)              62,211
Less - Preferred Dividends                                               --                  129                  350
Less - Premium Paid on Preferred Stock Redemption                        --                  350                   --
                                                                -----------          -----------          -----------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                      $   151,981          $  (240,140)         $    61,861
                                                                ===========          ===========          ===========

Number of Shares Used in Computing Basic
  Earnings Per Common Share (Thousands)                             114,063               80,284               64,021
                                                                ===========          ===========          ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations                                           $      1.61          $      1.93          $      2.19
Loss from Discontinued Operations                                        --                (0.63)               (1.22)
Loss on Disposal of Discontinued Operations                           (0.28)               (4.29)                  --
                                                                -----------          -----------          -----------
Total Basic Earnings (Loss) Per Common Share                    $      1.33          $     (2.99)         $      0.97
                                                                ===========          ===========          ===========

Number of Shares Used in Computing Diluted
  Earnings Per Common Share (Thousands)                             115,030               80,358               64,636
                                                                ===========          ===========          ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations                                           $      1.60          $      1.93          $      2.17
Loss from Discontinued Operations                                        --                (0.63)               (1.21)
Loss on Disposal of Discontinued Operations                           (0.28)               (4.29)                  --
                                                                -----------          -----------          -----------
Total Diluted Earnings (Loss) Per Common Share                  $      1.32          $     (2.99)         $      0.96
                                                                ===========          ===========          ===========

DIVIDENDS PER COMMON SHARE                                      $      0.20          $      0.65          $      0.76
                                                                ===========          ===========          ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES


                                                                   YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                                              RESTATED - SEE NOTE 2
                                                                         -------------------------------
                                                        2000                1999                 1998
                                                        ----                ----                 ----
                                                                      (In Thousands)
NET INCOME (LOSS)                                    $ 151,981           $(239,661)           $  62,211
Realized Gain on Equity Securities, Net of Tax           1,602                 852                   --
Unrealized Loss on Equity Securities, Net of Tax            --                  --               (6,697)
                                                     ---------           ---------            ---------

COMPREHENSIVE INCOME (LOSS)                          $ 153,583           $(238,809)           $  55,514
                                                     =========           =========            =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
KINDER MORGAN, INC. AND SUBSIDIARIES


                                                                                              DECEMBER 31,
                                                                                      ---------------------------------
                                                                                                              RESTATED
                                                                                                             SEE NOTE 2
                                                                                                           ------------
                                                                                          2000                  1999
                                                                                      -----------          ------------
                                                                                               (In Thousands)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                                             $   141,923          $    26,378
Restricted Deposits                                                                        14,063                   51
Customer Accounts Receivable, Net                                                         104,209              298,805
Receivable From Kinder Morgan Energy Partners                                                  --              330,000
Other Receivables                                                                          64,309                7,646
Inventories                                                                                19,600               50,328
Gas Imbalances                                                                             40,838               51,024
Other                                                                                      48,700               19,154
Net Current Assets of Discontinued Operations                                                  --               58,991
                                                                                      -----------          -----------
                                                                                          433,642              842,377
                                                                                      -----------          -----------
INVESTMENTS:
Kinder Morgan Energy Partners                                                           1,850,397            1,791,768
Other                                                                                     143,698              132,971
                                                                                      -----------          -----------
                                                                                        1,994,095            1,924,739
                                                                                      -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                      5,724,617            5,789,564
                                                                                      -----------          -----------

DEFERRED CHARGES AND OTHER ASSETS                                                         265,751              209,758
                                                                                      -----------          -----------

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                              --              659,236
                                                                                      -----------          -----------
TOTAL ASSETS                                                                          $ 8,418,105          $ 9,425,674
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-term Debt                                                  $   808,167          $     7,167
Notes Payable                                                                             100,000              574,400
Accounts Payable                                                                          126,267              224,625
Accounts Payable - Kinder Morgan Energy Partners                                           13,534                   --
Accrued Interest                                                                           72,222               73,000
Accrued Taxes                                                                              26,584               36,075
Gas Imbalances                                                                             39,496               74,992
Payable for Purchase of Thermo Companies                                                   15,000               44,320
Reserve for Loss on Disposal of Discontinued Operations                                    23,694              535,630
Other                                                                                     143,761              133,620
                                                                                      -----------          -----------
                                                                                        1,368,725            1,703,829
                                                                                      -----------          -----------
OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred Income Taxes                                                                   2,284,496            2,231,224
Other                                                                                     208,570              242,926
                                                                                      -----------          -----------
                                                                                        2,493,066            2,474,150
                                                                                      -----------          -----------

LONG-TERM DEBT                                                                          2,478,983            3,293,326
                                                                                      -----------          -----------

KINDER MORGAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL TRUST
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF KINDER MORGAN                 275,000              275,000
                                                                                      -----------          -----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                                4,910                9,523
                                                                                      -----------          -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 9 AND 17)

STOCKHOLDERS' EQUITY:
Preferred Stock (Note 13)                                                                      --                   --
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
  Outstanding - 114,578,800  and 112,838,379 Shares,
  Before Deducting 96,140 and 172,402 Shares Held in Treasury                             572,894              564,192
Additional Paid-in Capital                                                              1,189,270            1,203,008
Retained Earnings (Deficit)                                                                37,584              (91,610)
Other, Including Shares Held in Treasury                                                   (2,327)              (5,744)
                                                                                      -----------          -----------
Total Stockholders' Equity                                                              1,797,421            1,669,846
                                                                                      -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 8,418,105          $ 9,425,674
                                                                                      ===========          ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
KINDER MORGAN, INC. AND SUBSIDIARIES


                                                                           YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------------
                                                        2000                          1999                           1998
                                                        ----                          ----                           ----
                                                SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                                ------         ------         ------         ------         ------         ------
                                                                              (Dollars In Thousands)
PREFERRED STOCK:
     Beginning Balance                                  --  $        --         70,000    $     7,000         70,000    $     7,000
     Redemption of Preferred Stock                      --           --        (70,000)        (7,000)            --             --
                                               -----------  -----------    -----------    -----------    -----------    -----------
     Ending Balance                                     --           --             --             --         70,000          7,000
                                               ===========  -----------    ===========    -----------    ===========    -----------

COMMON STOCK:
     Beginning Balance                         112,838,379      564,192     68,645,906        343,230     32,024,557        160,123
     Sale of Common Stock, Net                          --           --             --             --     12,500,000         62,500
     Acquisition of Kinder Morgan Delaware              --           --     41,683,323        208,417              -            - -
     Acquisitions/Sales of Other Businesses        946,207        4,731      2,065,909         10,330        689,810          3,449
     Employee and Executive Benefit Plans          794,214        3,971        443,241          2,215        549,570          2,758
     Common Stock Split                                 --           --             --             --     22,881,969        114,400
                                               -----------  -----------    -----------    -----------    -----------    -----------
     Ending Balance                            114,578,800      572,894    112,838,379        564,192     68,645,906        343,230
                                               -----------  -----------    -----------    -----------    -----------    -----------

ADDITIONAL PAID-IN CAPITAL:
     Beginning Balance                                        1,203,008                       694,223                       266,435
     Sale of Common Stock, Net                                       --                            --                       558,053
     Costs Related to PEPS Offering                              (1,151)                         (514)                      (62,150)
     Revaluation of KMEP Investment (Note 5)                    (51,074)                           --                            --
     Acquisition of Kinder Morgan Delaware                           --                       470,831                            --
     Acquisition of Other Businesses                             23,824                        34,670                        30,985
     Employee and Executive Benefit Plans                        14,663                         3,798                        15,371
     Common Stock Split                                              --                            --                      (114,471)
                                                            -----------                   -----------                   -----------
     Ending Balance                                           1,189,270                     1,203,008                       694,223
                                                            -----------                   -----------                   -----------

RETAINED EARNINGS (DEFICIT):
     Beginning Balance - as Previously
        Reported                                                (95,615)                      193,925                       185,658
     Restatement (Note 2)                                         4,005                         2,222                            --
                                                            -----------                   -----------                   -----------
     Beginning Balance - As Restated                            (91,610)                      196,147                       185,658
     Net Income (Loss) - as Previously Reported                 151,981                      (241,444)                       59,989
     Restatement (Note 2)                                            --                         1,783                         2,222
     Cash Dividends:
        Common                                                  (22,787)                      (47,967)                      (51,372)
        Preferred                                                    --                          (129)                         (350)
                                                            -----------                   -----------                   -----------
     Ending Balance                                              37,584                       (91,610)                      196,147
                                                            -----------                   -----------                   -----------

OTHER:

  DEFERRED COMPENSATION:
     Beginning Balance                                               --                       (10,686)                       (9,203)
     Executive Benefit Plans                                         --                        10,686                        (1,483)
                                                            -----------                   -----------                   -----------
     Ending Balance                                                  --                            --                       (10,686)
                                                            -----------                   -----------                   -----------

  TREASURY STOCK, AT COST:
     Beginning Balance                            (172,402)      (4,142)       (48,598)        (1,417)       (28,482)        (1,124)
     Treasury Stock Acquired                        (1,743)         (62)      (135,510)        (2,956)       (60,994)        (2,834)
     Treasury Stock Issued                          78,005        1,877             --             --             --             --
     Acquisition of Businesses                          --           --             --             --         39,970          1,801
     Dividend Reinvestment Plan                         --           --         11,706            231         17,135            740
     Common Stock Split                                 --           --             --             --        (16,227)            --
                                               -----------  -----------    -----------    -----------    -----------    -----------
     Ending Balance                                (96,140)      (2,327)      (172,402)        (4,142)       (48,598)        (1,417)
                                               -----------  -----------    -----------    -----------    -----------    -----------

  ACCUMULATED OTHER COMPREHENSIVE
       INCOME (NET OF TAX):
     Beginning Balance                                           (1,602)                       (2,454)                        4,243
     Sale of Tom Brown, Inc. Common Stock                         1,602                            --                            --
     Unrealized Gain (Loss) on Equity Securities                     --                           852                        (6,697)
                                                            -----------                   -----------                   -----------
     Ending Balance                                                  --                        (1,602)                       (2,454)
                                                            -----------                   -----------                   -----------

TOTAL OTHER                                        (96,140)      (2,327)      (172,402)        (5,744)       (48,598)       (14,557)
                                               -----------  -----------    -----------    -----------    -----------    -----------

TOTAL  STOCKHOLDERS' EQUITY                    114,482,660  $ 1,797,421    112,665,977    $ 1,669,846     68,597,308    $ 1,226,043
                                               ===========  ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KINDER MORGAN, INC. AND SUBSIDIARIES


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                             2000            1999            1998
                                                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                  (In Thousands)
Net Income (Loss)                                                                       $   151,981     $  (239,661)    $    62,211
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Flows from Operating Activities:
     Loss from Discontinued Operations, Net of Tax                                           31,734         395,319          77,984
     Depreciation and Amortization                                                          108,165         147,933         155,363
     Deferred Income Taxes                                                                  105,424          57,609          24,516
     Equity in Earnings of Kinder Morgan Energy Partners                                   (112,596)         (8,398)             --
     Distributions from Kinder Morgan Energy Partners                                       121,323          15,000              --
     Deferred Purchased Gas Costs                                                             2,685           6,646             468
     Net Gains on Sales of Facilities                                                       (61,684)       (189,778)        (19,552)
     Proceeds from Buyout of Contractual Gas Obligations                                         --              --          27,500
     Changes in Other Working Capital Items [Note 1(M)]                                     (48,466)         36,119         (40,506)
     Changes in Deferred Revenues                                                            (4,457)        (15,641)          6,300
     Other, Net                                                                             (16,622)         21,540          (7,242)
                                                                                        -----------     -----------     -----------
Net Cash Flows Provided by Continuing Operations                                            277,487         226,688         287,042
Net Cash Flows Provided by (Used in) Discontinued Operations                               (110,399)         94,488        (191,773)
                                                                                        -----------     -----------     -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                             167,088         321,176          95,269
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                                       (137,477)        (97,644)       (120,881)
Proceeds from Sales to Kinder Morgan Energy Partners                                        500,302              --              --
Cash Paid for Acquisition of MidCon Corp., Net of Cash Acquired                                  --              --      (2,191,555)
Other Acquisitions                                                                          (19,412)        (34,565)          1,086
Investments                                                                                 (28,688)        (10,044)         (9,179)
Proceeds from Sale of Tom Brown, Inc. Stock                                                  14,823          28,650              --
Sale of U.S. Government Securities                                                               --       1,092,415       1,062,453
Purchase of U.S. Government Securities                                                           --              --      (2,154,868)
Proceeds from Sales of Other Assets                                                          14,998          87,949          38,634
                                                                                        -----------     -----------     -----------
Net Cash Flows Provided by (Used in) Continuing Investing Activities                        344,546       1,066,761      (3,374,310)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities                      154,176         (46,568)       (119,100)
                                                                                        -----------     -----------     -----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING  ACTIVITIES                                  498,722       1,020,193      (3,493,410)
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                                                       (474,400)     (1,117,446)        (32,687)
Long-Term Debt - Issued                                                                          --              --       2,750,000
Long-Term Debt - Retired                                                                    (14,055)       (158,934)        (35,787)
Common Stock Issued in Public Offering                                                           --              --         650,000
Other Common Stock Issued                                                                    17,773           8,323          13,437
Other Financing, Net                                                                        (45,239)             --              --
Mandatorily Redeemable Trust Securities Issued                                                   --              --         175,000
Preferred Stock Redeemed                                                                         --          (7,350)             --
Treasury Stock, Issued                                                                        1,877             231             740
Treasury Stock, Acquired                                                                        (62)         (2,956)         (2,834)
Cash Dividends, Common and Preferred                                                        (22,787)        (48,096)        (51,722)
Minority Interests, Net                                                                      (2,436)            379           9,697
Premium Equity Participating Securities Contract Fee and Securities Issuance
Costs                                                                                       (10,936)        (11,097)        (78,219)
                                                                                        -----------     -----------     -----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (550,265)     (1,336,946)      3,397,625
                                                                                        -----------     -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                        115,545           4,423            (516)
Cash and Cash Equivalents at Beginning of Year                                               26,378          21,955          22,471
                                                                                        -----------     -----------     -----------
Cash and Cash Equivalents at End of Year                                                $   141,923     $    26,378     $    21,955
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

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The following regulatory assets and liabilities are reflected in the accompanying Consolidated Balance
Sheets:


                                                           DECEMBER 31,
                                                ---------------------------------
                                                  2000                     1999
                                                --------                 --------
                                                          (In Thousands)
REGULATORY ASSETS:
     Employee Benefit Costs                     $  6,576                 $  6,909
     Debt Refinancing Costs                        1,664                    1,992
     Deferred Income Taxes                        16,801                   16,853
     Purchased Gas Costs                          23,470                   27,043
     Plant Acquisition Adjustments                   454                      454
     Rate Regulation and Application Costs         3,040                    3,095
                                                --------                 --------
     Total Regulatory Assets                      52,005                   56,346
                                                --------                 --------

REGULATORY LIABILITIES:
     Employee Benefit Costs                        5,967                    5,967
     Deferred Income Taxes                        28,930                   31,235
     Purchased Gas Costs                          14,415                   25,926
                                                --------                 --------
     Total Regulatory Liabilities                 49,312                   63,128
                                                --------                 --------

NET REGULATORY ASSETS (LIABILITIES)             $  2,693                 $ (6,782)
                                                ========                 ========

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


                                                                  2000             1999              1998
                                                               ----------       ----------        ----------
                                                                               (In Thousands)
Weighted Average Common Shares Outstanding                        114,063           80,284            64,021
Dilutive Common Stock Options                                         967               74               615
                                                               ----------       ----------        ----------
Shares Used to Compute Diluted Earnings Per Share                 115,030           80,358            64,636
                                                               ==========       ==========        ==========

Remaining stock options outstanding totaling 307,100 for 2000, 3,824,000 for 1999 and 785,000 for 1998 were not included in the earnings per share calculation because to do so would have been antidilutive. Shares issuable upon conversion of the premium equity participating security units were not included in earnings per share calculations because to do so would have been antidilutive for all periods presented. Preferred stock dividends and premiums paid on preferred stock redemptions totaling $479 thousand in 1999, and Preferred Stock dividends of $350 thousand in 1998 were deducted from net income in arriving at the balance available to common stockholders. Note 12(B) contains more information regarding premium equity participating security units, while Note 16 contains more information regarding stock options.

(F)  Restricted Deposits

Restricted Deposits consist of monies on deposit with brokers that are restricted to meet exchange trading requirements; see Note 14.

(G)  Inventories


                                                            DECEMBER 31,
                                                      -------------------------
                                                        2000            1999
                                                      ---------       ---------
                                                           (In Thousands)
Gas in Underground Storage (Current)                  $   5,145       $  38,499
Materials and Supplies                                   14,455          11,829
                                                      ---------       ---------
                                                      $  19,600       $  50,328
                                                      =========       =========

Inventories are accounted for using the following methods, with the percent of the total dollars at December 31, 2000 shown in parentheses: average cost (85.32%), last-in, first-out (10.26%) and first-in, first-out (4.42%). All non-utility inventories held for resale are valued at the lower of cost or market. We also maintain gas in our underground storage facilities on behalf of certain third parties. We receive a fee from our storage service customers but do not reflect the value of their gas stored in our facilities in the accompanying Consolidated Balance Sheets. The excess of current cost over the reported last-in, first-out value of gas in underground storage valued under that method was approximately $7.4 million at December 31, 2000.

(H)  Other Investments


                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                   2000                  1999
                                                                ----------            ----------
                                                                        (In Thousands)
Thermo Companies                                                $   72,457            $   63,528
TransColorado Pipeline Company                                      34,824                31,160
Tom Brown, Inc. Common Stock (Note 5)                                   --                12,283
Other                                                               36,417                26,000
                                                                ----------            ----------
                                                                $  143,698            $  132,971
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

In accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. As yet, no asset or group of assets has been identified for which the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset(s) and, accordingly, no impairment losses have been recorded. However, currently unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.

(J)  Depreciation and Amortization

Depreciation is computed based on the straight-line method over the estimated useful lives of assets. The range of estimated useful lives used in depreciating assets for each property type are as follows:


PROPERTY TYPE                                     RANGE OF ESTIMATED USEFUL LIVES OF ASSETS
-------------                                  ----------------------------------------------
                                                                   (In Years)
Natural Gas Pipelines                              24 to 68 (Transmission assets: average 56)
Retail Natural Gas Distribution                                        33
Power Generation                                                    10 to 30
General and Other                                                    3 to 56

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


                                                                  YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                     2000               1999              1998
                                                     ----               ----              ----
                                                                   (In Millions)
AFUDC - Interest                                  $      2.6         $      1.9        $      2.3
Interest Income                                   $      2.6         $      0.5        $     46.4

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

ADDITIONAL CASH FLOW INFORMATION:

CHANGES IN OTHER WORKING CAPITAL ITEMS:
(NET OF EFFECTS OF ACQUISITIONS AND SALES)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                  2000               1999               1998
                                                                ----------         ----------        ----------
                                                                                 (In Thousands)
Accounts Receivable                                             $ (172,781)        $  (16,483)       $  (19,626)
Material and Supplies Inventory                                     (2,626)             2,894              (962)
Gas in Underground Storage - Current                                32,453            (17,626)            6,598
Other Current Assets                                               (27,737)               114             3,329
Accounts Payable                                                   114,908             37,506           (68,774)
Other Current Liabilities                                            7,317             29,714            38,929
                                                                ----------         ----------        ----------
                                                                $  (48,466)        $   36,119        $  (40,506)
                                                                ==========         ==========        ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                            YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                  2000               1999               1998
                                                                ----------         ----------        ----------
                                                                                 (In Thousands)
CASH PAID FOR:
Interest (Net of Amount Capitalized)                            $  248,177         $  284,762        $  189,929
                                                                ==========         ==========        ==========
Distributions on Preferred Capital Trust Securities             $   21,913         $   21,913        $   14,754
                                                                ==========         ==========        ==========
Income Taxes Paid (Received)                                    $    7,674         $  (10,883)       $   39,756
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

(O)  Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS 123, we continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date.

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

(Q)  Accounting for Risk Management Activities

We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas and associated transportation. Prior to December 31, 2000, our accounting policy for these activities was based on a number of authoritative pronouncements including SFAS No. 80, "Accounting for Futures Contracts." This policy is described in detail in Note 14, as is our new policy, which is based on the accounting standard which became effective for us on January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

The acquisition was accounted for as a purchase for accounting purposes and, accordingly, the assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The calculation of the total purchase price and the allocation of that purchase price to the assets acquired and liabilities assumed based on their fair market values is shown following:


                                                                           (millions of
The Total Purchase Price Consisted of the Following:                          dollars)
   Kinder Morgan, Inc. Common Stock Issued                                  $     679
   Transaction Fees                                                                 8
                                                                            ---------
        Total                                                               $     687
                                                                            =========

The Purchase Price was Allocated as Follows:
   Investment in Kinder Morgan Energy Partners                              $   1,336
   Cash and Cash Equivalents                                                        1
   Accounts Receivable                                                              9
   Prepayments and Other Current Assets                                             4
   Deferred Charges                                                                 1
   Note Payable Assumed                                                          (149)
   Deferred Income Taxes                                                         (503)
   Accounts Payable and Accrued Liabilities Assumed                               (12)
                                                                            ---------
        Total                                                               $     687
                                                                            =========

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

UNAUDITED PRO FORMA FINANCIAL INFORMATION




                                                                             YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                        1999                        1998
                                                                        ----                        ----
                                                                  (Dollars in Millions Except Per Share Amounts)

Operating Revenues                                                 $    1,745.5                 $    1,660.9
Net Income (Loss)                                                  $     (233.9)                $       62.5
Diluted Earnings (Loss) Per Common Share                           $      (2.09)                $       0.58
Number of Shares Used in Computing Diluted Earnings Per
  Common Share (In Thousands)                                           112,334                      106,319

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

The acquisition was accounted for as a purchase for accounting purposes and, accordingly, the Thermo assets acquired and liabilities assumed were recorded at their fair market values as of the acquisition date. The calculation of the total purchase price and the allocation of that purchase price to the assets acquired and liabilities assumed based on their fair market values is shown following:



                                                         (millions of
The Total Purchase Price Consisted of the Following:       dollars)
   Cash Paid                                              $      35
   Note Payable to Seller                                       119
   Transaction Fees                                               2
                                                          ---------
        Total                                             $     156
                                                          =========

The Purchase Price was Allocated as Follows:
   Investments                                            $     109
   Property, Plant and Equipment                                 38
   Minority Interest                                             (2)
   Liabilities Assumed and Other                                (14)
   Goodwill                                                      25
                                                          ---------
        Total                                             $     156
                                                          =========

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

The acquisition was accounted for as a purchase for accounting purposes and, accordingly, the MidCon assets acquired and liabilities assumed were recorded at their fair market values as of the acquisition date. The calculation of the total purchase price and the allocation of that purchase price to the assets acquired and liabilities assumed based on their fair market values is shown following:



                                                                           (millions of
The Total Purchase Price Consisted of the Following:                          dollars)
   Cash Consideration Paid at Closing                                       $     2,104
   Assumption of Short-term Note                                                  1,395
   Transaction Fees                                                                  60
   Working Capital Adjustment                                                        25
                                                                            -----------
        Total                                                               $     3,584
                                                                            ===========

The Purchase Price was Allocated as Follows:
   Cash and Cash Equivalents                                                $        14
   Restricted Deposits                                                               19
   Accounts Receivable                                                              479
   Inventories                                                                       51
   Gas Imbalances and Other Current Assets                                          112
   Investments                                                                       50
   Other Non-current Assets                                                          14
   Property, Plant and Equipment, Net                                             5,308
   Accounts Payable                                                                (317)
   Gas Imbalances and Other Current Liabilities                                    (366)
   Deferred Income Taxes                                                         (1,588)
   Other Non-current Liabilities                                                   (185)
   Minority Interest                                                                 (7)
                                                                            -----------
        Total                                                               $     3,584
                                                                            ===========

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

UNAUDITED PRO FORMA FINANCIAL INFORMATION


                                                                                           YEAR ENDED
(Dollars in Millions Except Per Share Amounts)                                            DECEMBER 31,
                                                                                         --------------
                                                                                             1998
                                                                                             ----
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

INTERNATIONAL OPERATIONS



                                                                      YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                             2000             1999              1998
                                                             ----             ----              ----
                                                                    (Thousands of dollars)
Total Assets (at December 31)                               $32,347          $25,325           $12,838
Total Liabilities (at December 31)                          $ 3,984          $    29           $   779
Operating Revenues                                          $ 5,699          $ 1,129           $ 4,249
Operating Loss                                              $ 2,071          $ 2,523           $   631

In accordance with the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), our consolidated financial statements have been restated to present these businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported in the various statements under the captions "Loss from Discontinued Operations, Net of Tax"; "Loss on Disposal of Discontinued Operations, Net of Tax"; "Net Current Assets of Discontinued Operations"; "Net Non-current Assets of Discontinued Operations"; "Net Cash Flows Provided by (Used in) Discontinued Operations" and "Net Cash Flows Provided by (Used in) Discontinued Investing Activities" for all relevant periods. In addition, certain of these Notes have been restated for all relevant periods to reflect the discontinuance of these operations.

Summarized financial data of discontinued operations are as follows:


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------------
                                                                                     2000              1999             1998
                                                                                     ----              ----             ----
Income Statement Data                                                                             (In Thousands)
Operating Revenues:
  Wholesale Natural Gas and Liquids Marketing                                      $  580,159        $3,550,568       $2,580,459
  Gathering and Processing, Including Field Services and Short-haul
    Intrastate Pipelines                                                           $  436,979        $  630,005       $  640,623

Loss From Discontinued Operations, Net of Tax:
   Wholesale Marketing, Net of Tax Benefits of $9,300 and $7,869                                     $  (15,046)      $  (14,837)
   Gathering and Processing, Net of Tax Benefits of $18,177 and $30,733                              $  (29,404)      $  (57,949)
   EN*able/Orcom, Net of Tax Benefits of $4,150 and $2,757                                           $   (6,491)      $   (5,198)

Loss on Disposal of Discontinued Operations, Net of Tax:
   Wholesale Marketing, Net of Tax Benefits of $2,013 and $34,588                  $   (3,013)       $  (55,780)
   Gathering and Processing, Net of Tax Benefits of $21,617 and $169,413           $  (32,638)       $ (273,202)
   EN*able/Orcom, Net of Tax Benefits of $7,340                                                      $  (11,479)
   International Operations, Net of $2,430 of Tax and $2,430 of Tax Benefits       $    3,917        $   (3,917)


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

7.     ACCOUNTS RECEIVABLE SALES FACILITY

In September 1999, certain of our wholly owned subsidiaries entered into a five-year agreement to sell all of their accounts receivable, on a revolving basis, to K N Receivables Corporation, our wholly owned subsidiary. K N Receivables was formed prior to the execution of that receivables agreement for the purpose of buying and selling accounts receivable and was determined to be bankruptcy remote. Also in September 1999, K N Receivables entered into a five-year agreement with a financial institution whereby K N Receivables could sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $150 million. This transaction was accounted for as a sale of receivables in accordance with SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, our accompanying Consolidated Balance Sheet at December 31, 1999, reflects the portion of receivables transferred to the financial institution as a reduction of Accounts Receivable. Losses from the sale of these receivables are included in "Other, Net" in the accompanying Consolidated Statements of Income during the periods in which the facility was utilized. We received compensation for servicing that was approximately equal to the amount an independent servicer would receive. Accordingly, no servicing assets or liabilities were recorded. The full amount of the allowance for possible losses was retained by K N Receivables. The fair value of this recourse liability approximated the allocated allowance for doubtful accounts given the short-term nature of the transferred receivables.

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

"Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc.", Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. No trial date has been set. However, recent settlement conferences have occurred.

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

"Jack J. Grynberg v. Rocky Mountain Natural Gas Company," Docket No. GP91-8-008. "Rocky Mountain Natural Gas Company v. Jack J. Grynberg," Docket No. GP91-10-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to in the immediately preceding paragraph. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg recently filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals.

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

10.    PROPERTY, PLANT AND EQUIPMENT

Investments in property, plant and equipment ("PP&E"), at cost, and accumulated depreciation and amortization ("Accumulated D&A") are as follows:


                                                                          DECEMBER 31, 2000
                                                    --------------------------------------------------------------
                                                    PROPERTY, PLANT          ACCUMULATED
                                                     AND EQUIPMENT               D&A                     NET
                                                     -------------               ---                     ---
                                                                            (In Thousands)
Natural Gas Pipelines                                $  5,662,880            $    262,073            $  5,400,807
Retail Natural Gas Distribution                           251,660                  90,966                 160,694
Electric Power Generation                                  79,696                   2,608                  77,088
General and Other                                         142,773                  56,745                  86,028
                                                     ------------            ------------            ------------
PP&E Related to Continuing Operations                $  6,137,009            $    412,392            $  5,724,617
                                                     ============            ============            ============


                                                                          DECEMBER 31, 1999
                                                    --------------------------------------------------------------
                                                    PROPERTY, PLANT          ACCUMULATED
                                                     AND EQUIPMENT               D&A                     NET
                                                     -------------               ---                     ---
                                                                            (In Thousands)
Natural Gas Pipelines                                $  5,768,566            $    240,949            $  5,527,617
Retail Natural Gas Distribution                           248,998                  83,010                 165,988
Electric Power Generation                                  27,873                   1,915                  25,958
General and Other                                         121,814                  51,813                  70,001
                                                     ------------            ------------            ------------
PP&E Related to Continuing Operations                $  6,167,251            $    377,687            $  5,789,564
                                                     ============            ============            ============


11.    INCOME TAXES

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:



                                                               YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                   2000                 1999                  1998
                                                   ----                 ----                  ----
                                                                 (Dollars in thousands)
TAXES CURRENTLY PAYABLE:
  Federal                                        $   3,212             $  19,340            $  49,630
  State                                             14,091                13,784                8,564
                                                 ---------             ---------            ---------
  Total                                             17,303                33,124               58,194
                                                 ---------             ---------            ---------

TAXES DEFERRED:
  Federal                                           94,435                64,086               25,068
  State                                             10,989                (6,477)                (552)
                                                 ---------             ---------            ---------
  Total                                            105,424                57,609               24,516
                                                 ---------             ---------            ---------
TOTAL TAX PROVISION                              $ 122,727             $  90,733            $  82,710
                                                 =========             =========            =========

EFFECTIVE TAX RATE                                    40.0%                 36.8%                37.1%
                                                     =====                 =====                =====


The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:


                                                                YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                       2000             1999            1998
                                                       ----             ----            ----
FEDERAL INCOME TAX RATE                                35.0%            35.0%           35.0%
INCREASE (DECREASE) AS A RESULT OF:
  State Income Tax, Net of Federal Benefit              5.6%             1.9%            2.1%
  Other                                                (0.6%)           (0.1%)              -
                                                       -----            -----           -----
EFFECTIVE TAX RATE                                     40.0%            36.8%           37.1%
                                                       =====            =====           =====


Deferred tax assets and liabilities result from the following:


                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                             2000                  1999
                                                             ----                  ----
                                                                (Dollars In Thousands)
DEFERRED TAX ASSETS:
  Post-retirement Benefits                                $    14,776           $    28,299
  Gas Supply Realignment Deferred Receipts                     17,101                15,847
  State Taxes                                                 138,976               112,049
  Book Accruals                                                39,505                29,186
  Alternative Minimum Tax Credits                               9,098                 8,222
  Net Operating Loss Carryforwards                            107,033               112,080
  Discontinued Operations                                       9,584               208,317
  Capital Loss Carryforwards                                   42,914                     -
  Other                                                         4,269                 6,765
                                                          -----------           -----------
TOTAL DEFERRED TAX ASSETS                                     383,256               520,765
                                                          -----------           -----------
DEFERRED TAX LIABILITIES:
  Property, Plant and Equipment                             2,009,086             2,087,109
  Investments                                                 654,263               656,781
  Other                                                         4,403                 8,099
                                                          -----------           -----------
TOTAL DEFERRED TAX LIABILITIES                              2,667,752             2,751,989
                                                          -----------           -----------

NET DEFERRED TAX LIABILITIES                              $ 2,284,496           $ 2,231,224
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

(B)   Long-term Debt and Premium Equity Participating Security Units



                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2000                     1999
                                                      ----                     ----
                                                              (In Thousands)
DEBENTURES:
  6.50% Series, Due 2013                           $   50,000               $   50,000
  7.85% Series, Due 2022                               24,943                   25,731
  8.75% Series, Due 2024                               75,000                   75,000
  7.35% Series, Due 2026                              125,000                  125,000
  6.67% Series, Due 2027                              150,000                  150,000
  7.25% Series, Due 2028                              493,000                  500,000
  7.45% Series, Due 2098                              150,000                  150,000
SINKING FUND DEBENTURES:
  9.95% Series, Due 2020                               20,000                   20,000
  9.625% Series, Due 2021                              45,000                   45,000
  8.35% Series, Due 2022                               35,000                   35,000
SENIOR NOTES:
  6.45% Series, Due 2001                              400,000                  400,000
  7.27% Series, Due 2002                               10,000                   15,000
  6.45% Series, Due 2003                              500,000                  500,000
  6.65% Series, Due 2005                              500,000                  500,000
  6.80% Series, Due 2008                              300,000                  300,000
Reset Put Securities, 6.30%, Due 2021                 400,000                  400,000
Other                                                  13,617                   14,883
Unamortized Debt Discount                              (4,410)                  (5,121)
Current Maturities of Long-term Debt                 (808,167)                  (7,167)
                                                   ----------               ----------
TOTAL LONG-TERM DEBT                               $2,478,983               $3,293,326
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

Following is selected information concerning our risk management activities:



                                                                 DECEMBER 31, 2000
                                              -------------------------------------------------------
                                               COMMODITY          OVER-THE-COUNTER
                                               CONTRACTS          SWAPS AND OPTIONS         TOTAL
                                               ----------         -----------------         -----
                                                       (In contracts and thousands of dollars)

Deferred Net (Loss) Gain                      $    14,036           $   (28,466)         $   (14,430)
Contract Amounts - Gross                      $    65,730           $   163,991          $   229,721
Contract Amounts - Net                        $       540           $   (93,283)         $   (92,743)
Credit Exposure of Loss                                             $     2,514          $     2,514

Notional Volumetric Positions: Long                   419                 1,296
Notional Volumetric Positions: Short                 (500)               (2,913)
Net Notional Totals To Occur in 2001                  (81)               (1,459)
Net Notional Totals To Occur in 2002                    -                  (158)


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

15.    EMPLOYEE BENEFITS

(A)   Retirement Plans

We have defined benefit pension plans covering eligible full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the "Employee Retirement Income Security Act of 1974." Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. Plan assets included our common stock valued at $11.5 million and $5.1 million as of December 31, 2000 and 1999, respectively.

Net periodic pension cost includes the following components:


                                                           YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                               2000               1999                  1998
                                               ----               ----                  ----
                                                             (In Thousands)
Service Cost                               $    7,306          $    9,977           $    4,859
Interest Cost                                   8,600               8,170                7,537
Expected Return on Assets                     (14,034)            (13,381)             (11,812)
Net Amortization and Deferral                  (1,257)               (210)                (864)
Recognition of Curtailment Gain                     -                  (9)                   -
                                           ----------          ----------           ----------
Net Periodic Pension (Benefit) Cost        $      615          $    4,547           $     (280)
                                           ==========          ==========           ==========


The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:


                                                         2000                 1999
                                                         ----                 ----
                                                              (In Thousands)
Benefit Obligation at Beginning of Year               $ (118,038)          $ (121,076)
Service Cost                                              (7,306)              (9,977)
Interest Cost                                             (8,600)              (8,170)
Actuarial Gain                                             3,922               14,602
Benefits Paid                                              6,915                6,421
Curtailment Gain                                               -                  162
                                                      ----------           ----------
Benefit Obligation at End of Year                     $ (123,107)          $ (118,038)
                                                      ==========           ==========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans' assets, the plans' funded status and prepaid pension cost amounts recognized under the caption "Other Current Assets" in our Consolidated Balance Sheets:



                                                                                       DECEMBER 31,
                                                                              -------------------------------
                                                                                 2000                 1999
                                                                                 ----                 ----
                                                                                      (In Thousands)

Fair Value of Plan Assets at Beginning of Year                                $  150,900           $  143,983
Actual Return on Plan Assets During the Year                                      17,294               13,338
Benefits Paid During the Year                                                     (6,915)              (6,421)
                                                                              ----------           ----------
Fair Value of Plan Assets at End of Year                                         161,279              150,900
Benefit Obligation at End of Year                                               (123,107)            (118,038)
                                                                              ----------           ----------
Plan Assets in Excess of Projected Benefit Obligation                             38,172               32,862
Unrecognized Net Gain                                                            (33,134)             (27,080)
Prior Service Cost Not Yet Recognized in Net Periodic Pension Costs                   88                  105
Unrecognized Net Asset at Transition                                                (696)                (842)
                                                                              ----------           ----------
Prepaid Pension Cost                                                          $    4,430           $    5,045
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

Net periodic postretirement benefit cost includes the following components:


                                                                              YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                 2000                  1999                 1998
                                                                 ----                  ----                 ----
                                                                                   (In Thousands)
Service Cost                                                   $      413            $      450           $      592
Interest Cost                                                       7,159                 6,655                6,425
Expected Return on Assets                                          (4,790)               (3,720)              (2,854)
Net Amortization and Deferral                                         992                   908                  919
Curtailment Gain                                                        -                     -               (1,569)
                                                               ----------            ----------           ----------
Net Periodic Postretirement Benefit Cost                       $    3,774            $    4,293           $    3,513
                                                               ==========            ==========           ==========


The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

                                                                 2000                  1999
                                                                 ----                  ----
                                                                         (In Thousands)

Benefit Obligation at Beginning of Year                       $   (93,080)           $ (101,988)
Service Cost                                                         (413)                 (450)
Interest Cost                                                      (7,159)               (6,655)
Actuarial Gain (Loss)                                              (8,191)                3,278
Benefits Paid                                                      15,918                15,330
Retiree Contributions                                              (2,253)               (2,595)
                                                               ----------            ----------
Benefit Obligation at End of Year                              $  (95,178)           $  (93,080)
                                                               ==========            ==========


The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets, the plan's funded status and the amounts included under the caption "Other" in the category "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets:


                                                                                DECEMBER 31,
                                                                        2000                   1999
                                                                        ----                   ----
                                                                              (In Thousands)

Fair Value of Plan Assets at Beginning of Year                       $    52,572            $    45,364
Actual Return on Plan Assets                                              (2,175)                 4,320
Contributions by Employer                                                  1,500                  2,771
Retiree Contributions                                                      1,726                  2,246
Benefits Paid                                                             (2,467)                (2,129)
                                                                     -----------            -----------
Fair Value of Plan Assets at End of Year                                  51,156                 52,572
Benefit Obligation at End of Year                                        (95,178)               (93,080)
                                                                     -----------            -----------
Excess of Projected Benefit Obligation Over Plan Assets                  (44,022)               (40,508)
Unrecognized Net (Gain) Loss                                              12,779                 (2,313)
Unrecognized Net Obligations at Transition                                11,149                 12,078
                                                                     -----------            -----------
Accrued Expense                                                      $   (20,094)           $   (30,743)
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


                                                              OPTION SHARES
                                     SHARES SUBJECT          GRANTED THROUGH        VESTING            EXPIRATION
        PLAN NAME                     TO THE PLAN               12/31/00            PERIOD               PERIOD
        ---------                     -----------               --------            ------               ------

1982 Plan                              1,332,788                1,332,788          Immediate             10 Years
1982 Directors' Plan                     186,590                  186,590           3 Years              10 Years
1986 Plan                                618,750                  618,750          Immediate             10 Years
1988 Plan                                618,750                  618,750          Immediate             10 Years
1992 Directors' Plan                     525,000                  386,875         0 - 6 Months           10 Years
Long-term Incentive Plan               5,700,000                2,754,839         0 - 5 Years          5 - 10 Years
AOG Plan                                 775,500                  775,500           3 Years              10 Years
1999 Plan                              5,500,000                4,974,475           4 Years              10 Years


A summary of the status of our stock option plans at December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the table and narrative below:


                                                 2000                           1999                           1998
                                        ------------------------        ------------------------      ------------------------
                                                        WTD. AVG.                      WTD. AVG.                      WTD. AVG.
                                                        EXERCISE                       EXERCISE                       EXERCISE
                                           SHARES         PRICE           SHARES         PRICE          SHARES          PRICE
                                           ------         -----           ------         -----          ------          -----
OUTSTANDING AT BEGINNING OF YEAR         7,542,898       $ 24.92        4,218,191       $ 24.38        3,220,065       $ 19.19
Granted                                  1,364,500       $ 30.42        4,837,656       $ 23.81        1,781,761       $ 31.40
Exercised                                 (537,400)      $ 19.26         (602,928)      $  8.00         (662,274)      $ 16.46
Forfeited                               (2,276,179)      $ 25.69         (910,021)      $ 27.79         (121,361)      $ 27.35
                                        ----------                     ----------                     ----------
OUTSTANDING AT END OF YEAR               6,093,819       $ 26.05        7,542,898       $ 24.92        4,218,191       $ 24.38
                                        ==========       =======       ==========       =======       ==========       =======

EXERCISABLE AT END OF YEAR               2,056,771       $ 27.03        1,918,868       $ 26.54        1,794,112       $ 25.11
                                        ==========       =======       ==========       =======       ==========       =======

WEIGHTED-AVERAGE FAIR VALUE
  OF OPTIONS GRANTED                                     $ 10.51                        $  5.83                        $ 12.08
                                                         =======                        =======                        =======


The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                                       YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                2000             1999             1998
                                                                ----             ----             ----
                    RISK-FREE INTEREST RATE (%)                 4.97              5.5              5.5
                    EXPECTED WEIGHTED-AVERAGE LIFE            4.5 years         4.0 years        4.0 years
                    VOLATILITY                                  0.34              0.31             0.25
                    EXPECTED DIVIDEND YIELD (%)                 0.38              3.2              3.5


We account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $0.5 million, $0.6 million and $0.6 million related to the purchase discount offered under the ESP Plan for 2000, 1999 and 1998, respectively.


                                                                    YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                            2000             1999                1998
                                                            ----             ----                ----
                                                          (In Thousands Except Per Share Amounts)
NET INCOME (LOSS):
  As Reported                                           $   151,981       $ (239,661)         $    62,211
                                                        ===========       ==========          ===========
  Pro Forma                                             $   144,526       $ (244,513)         $    58,109
                                                        ===========       ==========          ===========

EARNINGS (LOSS) PER DILUTED SHARE:
  As Reported                                           $      1.32       $    (2.99)         $      0.96
                                                        ===========       ==========          ===========
  Pro Forma                                             $      1.26       $    (3.05)         $      0.90
                                                        ===========       ==========          ===========


The following table sets forth our December 31, 2000, common stock options outstanding, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:


                     OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
------------------------------------------------------------------------------      ----------------------------
                                            WTD. AVG.                                                 WTD. AVG.
                           NUMBER           EXERCISE       WTD. AVG. REMAINING        NUMBER          EXERCISE
  PRICE RANGE            OUTSTANDING          PRICE          CONTRACTUAL LIFE       EXERCISABLE         PRICE
  -----------            -----------          -----          ----------------       -----------         -----
$00.00 - $23.72              166,228          $  20.50          5.90 years              162,986         $  20.44
$23.81 - $23.81            3,920,421          $  23.81          8.77 years            1,018,417         $  23.81
$24.04 - $39.38            2,007,170          $  30.87          8.55 years              875,368         $  32.00
                        ------------                                               ------------
                           6,093,819          $  26.05          8.61 years            2,056,771         $  27.03
                        ============                                               ============


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

17.    COMMITMENTS AND CONTINGENT LIABILITIES

(A)   Leases

Expenses incurred under operating leases were $47.1 million in 2000, $57.8 million in 1999, and $56.9 million in 1998. Future minimum commitments under major operating leases as of December 31, 2000 are as follows:


YEAR                                         AMOUNT
----                                         ------
                                         (In Thousands)
2001                                       $   11,886
2002                                            8,376
2003                                            7,813
2004                                            7,563
2005                                            7,716
Thereafter                                     21,605
                                           ----------
Total                                      $   64,959
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


                                                                      DECEMBER 31,
                                             --------------------------------------------------------------
                                                        2000                                1999
                                             ---------------------------        ---------------------------
                                               CARRYING                           CARRYING
                                                VALUE         FAIR VALUE           VALUE         FAIR VALUE
                                                -----         ----------           -----         ----------
                                                                      (In Millions)
FINANCIAL ASSETS:
  Tom Brown, Inc. Common Stock (1)           $        -       $        -        $     12.3       $     12.3

FINANCIAL LIABILITIES:
  Long-term Debt                             $  3,291.6       $  3,253.4        $  3,305.6       $  3,146.1
  Capital Securities                         $    275.0       $    278.7        $    275.0       $    265.4
  Energy Financial Instruments, Net          $     14.4       $     14.4        $     16.1       $     16.1


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

BUSINESS SEGMENT INFORMATION

                                                                                                                      DECEMBER 31,
                                                                     YEAR ENDED DECEMBER 31, 2000                         2000
                                            ------------------------------------------------------------------------- ------------
                                            INCOME FROM   REVENUES FROM                   DEPRECIATION
                                            CONTINUING      EXTERNAL      INTERSEGMENT        AND          CAPITAL      SEGMENT
                                            OPERATIONS      CUSTOMERS       REVENUES      AMORTIZATION   EXPENDITURES   ASSETS
                                            -----------   -------------   ------------    ------------   ------------ ------------
                                                                 (In Thousands)
Natural Gas Pipeline Company of America     $  342,887     $  656,035      $      (18)     $   84,975     $   38,555  $ 5,478,183
Kinder Morgan Retail                            49,732        229,510              (1)         11,776         10,730      350,042
Kinder Morgan Texas Pipeline                    29,318      1,747,499               -           2,211         16,734            -
Power and Other(3)                              34,962         80,693               4           9,203         71,458    2,589,880(1)
Discontinued Operations                              -              -               -               -          3,185            -
                                            ----------     ----------      ----------      ----------     ----------  -----------
  Consolidated                                 456,899     $2,713,737      $      (15)     $  108,165     $  140,662  $ 8,418,105
                                                           ==========      ==========      ==========     ==========  ===========
General and Administrative Expenses            (58,087)
Other Income and (Expenses)                    (92,370)
                                            ----------
Income from Continuing Operations
   Before Income Taxes                      $  306,442
                                            ==========


                                                                                                                      DECEMBER 31,
                                                                     YEAR ENDED DECEMBER 31, 1999                         1999
                                            ------------------------------------------------------------------------- ------------
                                            INCOME FROM   REVENUES FROM                   DEPRECIATION
                                            CONTINUING      EXTERNAL      INTERSEGMENT        AND          CAPITAL       SEGMENT
                                            OPERATIONS      CUSTOMERS       REVENUES      AMORTIZATION   EXPENDITURES    ASSETS
                                            -----------   -------------   ------------    ------------   ------------ ------------
                                                                 (In Thousands)
Natural Gas Pipeline Company of America     $  306,507     $  625,705      $    1,183      $  109,346     $   41,716  $ 5,469,050
Kinder Morgan Interstate                        53,924         96,531          16,676          16,985         20,743            -
Kinder Morgan Retail                            20,104        182,861              51          11,382         11,749      332,618
Kinder Morgan Texas Pipeline                    16,554        872,161               -           2,466          4,567      255,200
Power and Other(3)                              32,158         59,110             195           7,754         18,869    2,650,579(1)
Discontinued Operations                              -              -               -               -         28,363      718,227
                                            ----------     ----------      ----------      ----------     ----------  -----------
  Consolidated                                 429,247     $1,836,368      $   18,105      $  147,933     $  126,007  $ 9,425,674
                                                           ==========      ==========      ==========     ==========  ===========
General and Administrative Expenses            (85,591)
Merger-related and Severance Costs             (37,443)
Other Income and (Expenses)                    (59,822)
                                            ----------
Income from Continuing Operations
   Before Income Taxes                      $  246,391
                                            ==========


                                                                                                                       DECEMBER 31,
                                                                    YEAR ENDED DECEMBER 31, 1998                           1998
                                            -------------------------------------------------------------------------  ------------
                                            INCOME FROM   REVENUES FROM                   DEPRECIATION
                                            CONTINUING      EXTERNAL      INTERSEGMENT        AND          CAPITAL       SEGMENT
                                            OPERATIONS      CUSTOMERS       REVENUES      AMORTIZATION   EXPENDITURES    ASSETS
                                            -----------   -------------   ------------    ------------   ------------ ------------
                                                               (In Thousands)
Natural Gas Pipeline Company of America     $  336,825     $  556,662      $      299      $  121,008     $   40,855  $ 5,421,029
Kinder Morgan Interstate                        58,006         88,244          17,333          19,474         49,044      581,089
Kinder Morgan Retail                            56,214        234,307              (1)         11,014         17,405      362,289
Kinder Morgan Texas Pipeline                     2,129        739,201               -           1,615          8,037      198,347
Power and Other(3)                              25,458         41,845           5,535           2,252          5,540    1,519,510(2)
Discontinued Operations                              -              -               -               -        135,633    1,541,515
                                            ----------     ----------      ----------      ----------     ----------  -----------
  Consolidated                                 478,632     $1,660,259         $23,166      $  155,363     $  256,514  $ 9,623,779
                                                           ==========      ==========      ==========     ==========  ===========
General and Administrative Expenses            (68,502)
Merger-related and Severance Costs              (5,763)
Other Income and (Expenses)                   (181,462)
                                            ----------
Income from Continuing Operations
   Before Income Taxes                      $  222,905
                                            ==========

(1) Principally the investment in Kinder Morgan Energy Partners and corporate cash and receivables
(2) Principally government securities held as collateral for the Substitute Note
(3) Restated, see Note 2.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
KINDER MORGAN, INC. AND SUBSIDIARIES

QUARTERLY OPERATING RESULTS FOR 2000 AND 1999


                                                                                   2000 - THREE MONTHS ENDED
                                                                -----------------------------------------------------------------
                                                                MARCH 31(1)        JUNE 30(1)      SEPTEMBER 30(1)    DECEMBER 31
                                                                -----------        ----------      ---------------    -----------
                                                                             (In Thousands Except Per Share Amounts)
Operating Revenues                                               $  480,481        $  551,088        $  750,465       $  931,703
Gas Purchases and Other Costs of Sales                              277,911           381,607           577,478          723,087
                                                                 ----------        ----------        ----------       ----------
Gross Margin                                                        202,570           169,481           172,987          208,616
Other Operating Expenses                                             89,881            87,819            87,517           93,294
                                                                 ----------        ----------        ----------       ----------
Operating Income                                                    112,689            81,662            85,470          115,322
Other Income and (Expenses)                                         (35,477)          (40,581)          (40,624)          27,981(2)
                                                                 ----------        ----------        ----------       ----------
Income From Continuing Operations
  Before Income Taxes                                                77,212            41,081            44,846          143,303
Income Taxes                                                         30,887            16,968            18,138           56,734
                                                                 ----------        ----------        ----------       ----------
Income From Continuing Operations                                    46,325            24,113            26,708           86,569
Loss on Disposal of Discontinued
  Operations, Net of Tax                                                  -                 -                 -          (31,734)(3)
                                                                 ----------        ----------        ----------       ----------

Net Income                                                       $   46,325        $   24,113        $   26,708       $   54,835
                                                                 ==========        ==========        ==========       ==========

Number of Shares Used in Computing
  Basic Earnings Per Share                                          113,058           114,196           114,461          114,535
Number of Shares Used in Computing
  Diluted Earnings Per Share                                        113,456           114,981           116,177          118,594

BASIC EARNINGS PER COMMON SHARE:
  Continuing Operations                                          $     0.41        $     0.21        $     0.23       $     0.76
  Loss on Disposal of Discontinued Operations                             -                 -                 -            (0.28)
                                                                 ----------        ----------        ----------       ----------
Total Basic Earnings Per Common Share                            $     0.41        $     0.21        $     0.23       $     0.48
                                                                 ==========        ==========        ==========       ==========

DILUTED EARNINGS PER COMMON SHARE:
  Continuing Operations                                          $     0.41        $     0.21        $     0.23       $     0.73
  Loss on Disposal of Discontinued Operations                             -                 -                 -            (0.27)
                                                                 ----------        ----------        ----------       ----------
Total Diluted Earnings Per Common Share                          $     0.41        $     0.21        $     0.23       $     0.46
                                                                 ==========        ==========        ==========       ==========


(1) Restated for a change to the equity method of accounting for an investment and reflects the reclassification of International's operating results to continuing operations. See Notes 2 and 6 of the accompanying Notes to Consolidated Financial Statements and the table presented below.

(2) Includes the $62 million pre-tax gain from the sale of certain assets to Kinder Morgan Energy Partners; see Note 5 of the accompanying Notes to Consolidated Financial Statements.

(3)  See Note 6 of the accompanying Notes to Consolidated Financial Statements.



                                                                2000 - THREE MONTHS ENDED
                                                      ----------------------------------------------
                                                      MARCH 31          JUNE 30         SEPTEMBER 30
                                                      --------          -------         ------------
                                                                     (In Thousands)
Income From Continuing
  Operations as Previously Reported                   $  46,084         $  24,827         $  26,628
Power Restatement:
  Operating Revenues                                     (1,072)             (598)              (97)
  Other Income and (Expenses)                             1,892             1,618             1,092
  Income Taxes                                             (328)             (408)             (398)
Reclassification of International Operations               (251)           (1,326)             (517)
                                                      ---------         ---------         ---------
Income From Continuing
  Operations as Restated                              $  46,325         $  24,113         $  26,708
                                                      =========         =========         =========


                                                                                  1999 - THREE MONTHS ENDED(1)
                                                                 ---------------------------------------------------------------
                                                                  MARCH 31           JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                                  --------           -------        ------------     -----------
                                                                              (In Thousands Except Per Share Amounts)
Operating Revenues                                                $ 425,696         $ 429,331        $ 495,906        $ 485,435
Gas Purchases and Other Costs of Sales                              206,158           248,449          318,386          277,257
                                                                  ---------         ---------        ---------        ---------
Gross Margin                                                        219,538           180,882          177,520          208,178
Other Operating Expenses                                            118,593           119,292          107,361          107,727
Merger-Related and Severance Costs                                    2,916            (2,916)          10,962           26,481
                                                                  ---------         ---------        ---------        ---------
Operating Income                                                     98,029            64,506           59,197           73,970
Other Income and (Expenses)                                         (58,162)          (44,145)         (48,729)         101,725(2)
                                                                  ---------         ---------        ---------        ---------
Income From Continuing Operations
  Before Income Taxes                                                39,867            20,361           10,468          175,695
Income Taxes                                                         15,582             8,056            4,465           62,630
                                                                  ---------         ---------        ---------        ---------
Income From Continuing Operations                                    24,285            12,305            6,003          113,065
                                                                  ---------         ---------        ---------        ---------
Discontinued Operations, Net of Tax(3):
  Loss From Discontinued Operations                                 (16,720)          (14,500)          (7,989)         (11,732)
  Loss on Disposal of Discontinued Operations                             -                 -          (11,479)        (332,899)
                                                                  ---------         ---------        ---------        ---------
Total Loss From Discontinued Operations                             (16,720)          (14,500)         (19,468)        (344,631)
                                                                  ---------         ---------        ---------        ---------
Net Income (Loss)                                                     7,565            (2,195)         (13,465)        (231,566)
Less-Preferred Dividends                                                 88                41                -                -
Less-Premium Paid on Preferred Stock Redemption                           -               350                -                -
                                                                  ---------         ---------        ---------        ---------
Earnings (Loss) Available for Common Stock                        $   7,477         $  (2,586)       $ (13,465)       $(231,566)
                                                                  =========         =========        =========        =========

Number of Shares Used in Computing
  Basic Earnings Per Share                                           69,486            70,689           70,914          110,047
Number of Shares Used in Computing
  Diluted Earnings Per Share                                         69,578            70,761           70,986          110,105

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Continuing Operations                                           $    0.35          $   0.17         $   0.08        $    1.03
  Discontinued Operations                                             (0.24)            (0.21)           (0.11)           (0.11)
  Loss on Disposal of Discontinued Operations                             -                 -            (0.16)           (3.02)
                                                                  ---------         ---------        ---------        ---------
Total Basic Earnings (Loss) Per Common Share                      $    0.11          $  (0.04)        $  (0.19)       $   (2.10)
                                                                  =========         =========        =========        =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Continuing Operations                                           $    0.35         $    0.17        $    0.08       $     1.03
  Discontinued Operations                                             (0.24)            (0.21)           (0.11)           (0.11)
  Loss on Disposal of Discontinued Operations                             -                 -            (0.16)           (3.02)
                                                                  ---------         ---------        ---------        ---------
Total Diluted Earnings (Loss) Per Common Share                    $    0.11         $   (0.04)       $   (0.19)       $   (2.10)
                                                                  =========         =========        =========        =========


(1) Restated for a change to the equity method of accounting for an investment and reflects the reclassification of International's operating results to continuing operations. See Notes 2 and 6 of the accompanying Notes to Consolidated Financial Statements and the table presented following.
(2) Includes the $158 million pre-tax gain from the sale of certain assets to Kinder Morgan Energy Partners; see Note 5 of the accompanying Notes to Consolidated Financial Statements.
(3) See Note 6 of the accompanying Notes to Consolidated Financial Statements.


                                                                           1999 - THREE MONTHS ENDED
                                                        ---------------------------------------------------------------
                                                         MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                         --------          -------        ------------      -----------
                                                                              (In Thousands)
Income From Continuing
  Operations as Previously Reported                      $  23,908         $  12,380        $   5,886         $ 112,478
Power Restatement:
  Operating Revenues                                        (2,058)           (2,580)          (1,201)           (1,595)
  Other Income and (Expenses)                                2,797             2,934            2,955             1,720
  Income Taxes                                                (296)             (141)            (702)              (50)
Reclassification of International Operations                   (66)             (288)            (935)              512
                                                         ---------         ---------        ---------         ---------
Income From Continuing
  Operations as Restated                                 $  24,285         $  12,305        $   6,003         $ 113,065
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

KINDER MORGAN, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                     YEAR ENDED DECEMBER 31, 2000
                                        -----------------------------------------------------------------------------------------
                                                                              DEDUCTIONS
                                         BALANCE AT         ADDITIONS        WRITE-OFF OF        DISCONTINUED
                                        BEGINNING OF     CHARGED TO COST     UNCOLLECTIBLE        OPERATIONS       BALANCE AT END
                                           PERIOD         AND EXPENSES         ACCOUNTS           DEDUCTIONS         OF PERIOD
                                           ------         ------------         --------           ---------          ---------
                                                                            (In Millions)
Allowance for Doubtful Accounts            $   1.7          $   9.9            $  (9.3)            $     -           $   2.3



                                                                     YEAR ENDED DECEMBER 31, 1999
                                        -----------------------------------------------------------------------------------------
                                                                              DEDUCTIONS
                                         BALANCE AT         ADDITIONS        WRITE-OFF OF        DISCONTINUED
                                        BEGINNING OF     CHARGED TO COST     UNCOLLECTIBLE        OPERATIONS       BALANCE AT END
                                           PERIOD         AND EXPENSES         ACCOUNTS           DEDUCTIONS         OF PERIOD
                                           ------         ------------         --------           ----------         ---------
                                                                            (In Millions)
Allowance for Doubtful Accounts           $  10.8            $   3.6           $  (0.6)            $ (12.1)           $   1.7



Note: Activity and balances prior to 1999 were not material.

The financial statements of Kinder Morgan Energy Partners, an equity method investee of the Registrant, are incorporated herein by reference from F-1 to F-40 of Kinder Morgan Energy Partners' Annual Report on Form 10-K for the year ended December 31, 2000 dated March 12, 2001.

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K (continued)

(a)    3.  Exhibits

Any reference made to K N Energy, Inc. in the exhibit listing that follows is a reference to the former name of Kinder Morgan, Inc., a Kansas corporation and the registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before October 7, 1999, the date of the change in the Registrant's name.

          EXHIBIT
            NO.              DESCRIPTION
          -------            -----------

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)


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


        Exhibit 10(d)        2000 Annual Incentive Plan of Kinder Morgan, Inc.
                             (Appendix D to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)


        Exhibit 10(e) Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix E to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)


        Exhibit 10(f)        Form of Nonqualified Stock Option Agreement*


        Exhibit 10(g)        Form of Restricted Stock Agreement*


        Exhibit 10(h) Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 1998)


        Exhibit 10(i) Stock Purchase Agreement dated December 18, 1997, between K N Energy, Inc. and Occidental Petroleum Corporation (Exhibit 2.1, File No. 333-44421)


        Exhibit 10(j) Amendment No.1 to Stock Purchase Agreement dated January 30, 1998, between K N Energy, Inc. and Occidental Petroleum Corporation (Exhibit 2(b) to the Annual Report on Form 10-K for the year ended December 31, 1997)


        Exhibit 10(k) Governance Agreement dated October 7, 1999, between Kinder Morgan, Inc. and Richard D. Kinder (Exhibit 99.C of the Schedule 13D filed by Mr. Kinder on October 8, 1999)


        Exhibit 10(l) Governance Agreement dated October 7, 1999, between Kinder Morgan, Inc. and Morgan Associates, Inc. (Exhibit 99.C of the Schedule 13D filed by Morgan Associates, Inc. and William V. Morgan on October 8, 1999)

        Exhibit 10(m) Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder (Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on October 8, 1999)

        Exhibit 10(n) Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and David G. Dehaemers, Jr. (filed as Exhibit 10(a) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000)


        Exhibit 10(o) Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C. Morgan (filed as Exhibit 10(b) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000)


        Exhibit 13 2000 Annual Report to Shareholders (Exhibit 13 to the Annual Report on Form 10-K for the year ended December 31, 2000)


        Exhibit 21 Subsidiaries of the Registrant (Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000)


        Exhibit 23.1 Consent of Independent Accountants Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2000)


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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)


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


           (3) Current Report on Form 8-K dated February 14, 2001 was filed pursuant to Item 9 of that form.

Pursuant to Item 9 of that form, we filed notice that representatives of Kinder Morgan Energy Partners and the Company intended to discuss various strategic and financial issues relating to the business plans and objectives of the Company and Kinder Morgan Energy Partners at the UBS Warburg Energy Conference on February 15, 2001. We also gave notice that the materials presented at the meeting would be available for viewing prior to the meeting at the Company's web site at www.kindermorgan.com/presentations/KMI/ubswarburg02152001/index.html.

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

                                 KINDER MORGAN, INC.
                                 (Registrant)
Date: April 4, 2001
                                 By /s/ C. Park Shaper
                                   ---------------------------------------------
                                      C. Park Shaper
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

          EXHIBIT
            NO.              DESCRIPTION
          -------            -----------

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


        Exhibit 10(d)        2000 Annual Incentive Plan of Kinder Morgan, Inc.
                             (Appendix D to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)


        Exhibit 10(e) Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix E to the Kinder Morgan, Inc. 2000 Proxy Statement on Schedule 14A)


        Exhibit 10(f)        Form of Nonqualified Stock Option Agreement*


        Exhibit 10(g)        Form of Restricted Stock Agreement*


        Exhibit 10(h) Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended December 31, 1998)


        Exhibit 10(i) Stock Purchase Agreement dated December 18, 1997, between K N Energy, Inc. and Occidental Petroleum Corporation (Exhibit 2.1, File No. 333-44421)


        Exhibit 10(j) Amendment No.1 to Stock Purchase Agreement dated January 30, 1998, between K N Energy, Inc. and Occidental Petroleum Corporation (Exhibit 2(b) to the Annual Report on Form 10-K for the year ended December 31, 1997)


        Exhibit 10(k) Governance Agreement dated October 7, 1999, between Kinder Morgan, Inc. and Richard D. Kinder (Exhibit 99.C of the Schedule 13D filed by Mr. Kinder on October 8, 1999)


        Exhibit 10(l) Governance Agreement dated October 7, 1999, between Kinder Morgan, Inc. and Morgan Associates, Inc. (Exhibit 99.C of the Schedule 13D filed by Morgan Associates, Inc. and William V. Morgan on October 8, 1999)

        Exhibit 10(m) Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder (Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on October 8,
                             1999)

        Exhibit 10(n) Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and David G. Dehaemers, Jr. (filed as Exhibit 10(a) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000)


        Exhibit 10(o) Employment Agreement dated April 20, 2000, by and among Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C. Morgan (filed as Exhibit 10(b) to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended March 31, 2000)


        Exhibit 13 2000 Annual Report to Shareholders (Exhibit 13 to the Annual Report on Form 10-K for the year ended December 31, 2000)**


        Exhibit 21 Subsidiaries of the Registrant (Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000)**


        Exhibit 23.1 Consent of Independent Accountants Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2000)**


        Exhibit 23.2         Consent of Independent Public Accountants (Exhibit
                             23.2 to the Annual Report on Form 10-K for the year ended December 31, 2000)**

        Exhibit 24.1         Power of Attorney*

                              * Filed with the Form 10-K.
                             ** Filed with the Form 10-K/A.