Form 10-K/A
period 2000-12-31
KINDER MORGAN INC
filed 2001-05-02
CIK 54502

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A

                                (AMENDMENT NO. 2)


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

ITEM 6:   SELECTED FINANCIAL DATA
FIVE-YEAR REVIEW
KINDER MORGAN, INC. AND SUBSIDIARIES
(In Thousands Except Per Share Amounts)



                                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                          2000(7)       1999 (1,)(3)(7)      1998 (1,)(4)         1997               1996
                                         ----------     ---------------      ------------       ----------         ---------
 Operating Revenues                      $2,713,737        $1,836,368        $1,660,259        $  340,685         $  299,608
 Gas Purchases and Other Costs of Sales   1,960,083         1,050,250           836,614           134,476            102,725
                                         ----------        ----------        ----------        ----------         ----------
 Gross Margin                               753,654           786,118           823,645           206,209            196,883
 Other Operating Expenses                   358,511           490,416           427,953           128,059            128,895
                                         ----------        ----------        ----------        ----------         ----------
 OPERATING INCOME                           395,143           295,702           395,692            78,150             67,988
 Other Income and (Expenses) (6)            (87,977)          (81,151)         (172,787)          (21,039)           (14,798)
                                         ----------        ----------        ----------        ----------         ----------
 Income From Continuing Operations
   Before Income Taxes                      307,166           214,551           222,905            57,111             53,190
 Income Taxes                               123,017            79,124            82,710            12,777             17,304
                                         ----------        ----------        ----------        ----------         ----------
 INCOME FROM CONTINUING OPERATIONS          184,149           135,427           140,195            44,334             35,886
 Gain (Loss) From Discontinued
   Operations, Net of Tax                   (31,734)         (395,319)          (77,984)           33,163             27,933
                                         ----------        ----------        ----------        ----------         ----------
 NET INCOME (LOSS)                          152,415          (259,892)           62,211            77,497             63,819
 Less-Preferred Dividends                        --               129               350               350                398
 Less-Premium Paid on Preferred Stock
   Redemption                                    --               350                --                --                 --
                                         ----------        ----------        ----------        ----------         ----------
 EARNINGS (LOSS) AVAILABLE FOR
   COMMON STOCK                          $  152,415        $ (260,371)       $   61,861        $   77,147         $   63,421
                                         ==========        ==========        ==========        ==========         ==========

Number of Shares Used in Computing
  Basic Earnings Per Common Share           114,063            80,284            64,021            46,589             43,653
                                         ==========        ==========        ==========        ==========         ==========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
Continuing Operations                    $     1.62        $     1.68        $     2.19        $     0.95         $     0.81
Discontinued Operations                       (0.28)            (4.92)            (1.22)             0.71               0.64
                                         ----------        ----------        ----------        ----------         ----------
Total Basic Earnings (Loss)
  Per Common Share                       $     1.34        $    (3.24)       $     0.97        $     1.66         $     1.45
                                         ==========        ==========        ==========        ==========         ==========

 Number of Shares Used in Computing
   Diluted Earnings Per Common Share        115,030            80,358            64,636            47,307             44,436
                                         ==========        ==========        ==========        ==========         ==========

 DILUTED EARNINGS (LOSS) PER
   COMMON SHARE:
 Continuing Operations                   $     1.61        $     1.68        $     2.17        $     0.93         $     0.80
 Discontinued Operations                      (0.28)            (4.92)            (1.21)             0.70               0.63
                                         ----------        ----------        ----------        ----------         ----------
 Total Diluted Earnings (Loss)
   Per Common Share                      $     1.33        $    (3.24)       $     0.96        $     1.63         $     1.43
                                         ==========        ==========        ==========        ==========         ==========

DIVIDENDS PER COMMON SHARE               $     0.20        $     0.65        $     0.76        $     0.73         $     0.70
                                         ==========        ==========        ==========        ==========         ==========

CAPITAL EXPENDITURES (2)                 $  137,477        $   97,644        $  120,881        $  230,814         $   88,755
                                         ==========        ==========        ==========        ==========         ==========

TOTAL ASSETS (5)                         $8,386,989        $9,393,834        $9,623,779        $2,305,805         $1,629,720
                                         ==========        ==========        ==========        ==========         ==========

CAPITALIZATION (5):
Common Stockholders' Equity              $1,777,624   39%  $1,649,615   32%  $1,219,043   25%  $  606,132   48%   $  519,794   55%
Preferred Stock                                  --   --           --   --        7,000   --        7,000   --         7,000    1%
Preferred Capital Trust Securities          275,000    6%     275,000    5%     275,000    6%     100,000    8%           --   --
Long-Term Debt                            2,478,983   55%   3,293,326   63%   3,300,025   69%     553,816   44%      423,676   44%
                                         ----------  ---   ----------  ---   ----------  ---   ----------  ---    ----------  ---
Total Capitalization                     $4,531,607  100%  $5,217,941  100%  $4,801,068  100%  $1,266,948  100%   $  950,470  100%
                                         ==========  ===   ==========  ===   ==========  ===   ==========  ===    ==========  ===

BOOK VALUE PER
  COMMON SHARE(5)                        $    15.53        $    14.64        $    17.77        $    12.63         $    11.44
                                         ==========        ==========        ==========        ==========         ==========



(1) Restated, see Note 2 of the accompanying Notes to Consolidated Financial Statements.
(2) Capital Expenditures shown are for continuing operations only.
(3) Reflects the acquisition of Kinder Morgan Delaware on October 7, 1999. See
    Note 2 of the accompanying Notes to Consolidated Financial Statements.
(4) Reflects the acquisition of MidCon Corp. on January 30, 1998. See Note 2 of the accompanying Notes to Consolidated Financial Statements.
(5) At December 31 of each respective year
(6) Includes significant gains from sales of assets. See Note 1(L) of the accompanying Notes to Consolidated Financial Statements.
(7) Restated to reflect a change in the methodology for gain recognition on the sale of assets to Kinder Morgan Energy Partners in 1999, and the associated impact on amortization of excess investment during 2000. See Note 5 of the accompanying Notes to Consolidated Financial Statements.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED FINANCIAL RESULTS



                                                                                YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                     2000                  1999                1998
                                                                     ----                  ----                ----
                                                                      (In Thousands Except Per Share Amounts)
Operating Revenues                                                $ 2,713,737          $ 1,836,368          $ 1,660,259
                                                                  ===========          ===========          ===========
Gross Margin(1)                                                   $   753,654          $   786,118          $   823,645
                                                                  ===========          ===========          ===========

Operating Income:
  Before Merger-related and Severance Costs                       $   395,143          $   333,145          $   401,455
  Merger-related and Severance Costs                                       --              (37,443)              (5,763)
                                                                  -----------          -----------          -----------
    Consolidated Operating Income                                 $   395,143          $   295,702          $   395,692
                                                                  ===========          ===========          ===========

Income from Continuing Operations:
  Before Merger-related and Severance Costs and
    Gains from Sales of Assets, Net of Tax                        $   147,169          $    58,848          $   131,416
  Merger-related and Severance Costs, Net of Tax                           --              (23,327)              (3,518)
  Gains from Sales of Assets, Net of Tax                               36,980               99,906(2)            12,297
                                                                  -----------          -----------          -----------
    Income from Continuing Operations                                 184,149              135,427              140,195
                                                                  -----------          -----------          -----------
Discontinued Operations, Net of Tax:
  Loss from Discontinued Operations                                        --              (50,941)             (77,984)
  Loss on Disposal of Discontinued Operations                         (31,734)            (344,378)                  --
                                                                  -----------          -----------          -----------
    Discontinued Operations, Net of Tax                               (31,734)            (395,319)             (77,984)
                                                                  -----------          -----------          -----------
    Net Income (Loss)                                             $   152,415          $  (259,892)         $    62,211
                                                                  ===========          ===========          ===========

Diluted Earnings (Loss) Per Share:
  From Continuing Operations Before Merger-related
    and Severance Costs and Gains from Sales of Assets            $      1.29          $      0.73          $      2.03
  Merger-related and Severance Costs                                       --                (0.29)               (0.05)
  Gains from Sales of Assets                                             0.32                 1.24                 0.19
  Loss from Discontinued Operations                                        --                (0.63)               (1.21)
  Loss on Disposal of Discontinued Operations                           (0.28)               (4.29)                  --
                                                                  -----------          -----------          -----------
    Diluted Earnings (Loss) Per Share                             $      1.33          $     (3.24)         $      0.96
                                                                  ===========          ===========          ===========

Number of Shares Used in Computing Diluted Earnings
  Per Common Share                                                    115,030               80,358               64,636
                                                                  ===========          ===========          ===========


(1) Gross margin equals total operating revenues less gas purchases and other costs of sales.


(2) A gain recorded in 1999 was restated. See Note 5 of the accompanying Notes to Consolidated Financial Statements.


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


Diluted earnings per common share from continuing operations before merger-related and severance costs and gains from sales of assets increased from $0.73 per share in 1999 to $1.29 per share in 2000. In addition to the operating and financing factors described preceding, this increase also reflects an increase of 34.7 million (43.1%) in average diluted shares outstanding, largely due to shares issued in conjunction with the acquisition of Kinder Morgan Delaware discussed above. Diluted earnings per common share increased from a loss of $3.24 per common share in 1999 to earnings of $1.33 per common share in 2000, reflecting, in addition to the factors discussed preceding, the impact of discontinued operations, including losses on disposal of discontinued operations, in each period. See "Discontinued Operations" following and Note 6 of the accompanying Notes to Consolidated Financial Statements.


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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME AND (EXPENSES)



                                                                    YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                         2000                1999                  1998
                                                         ----                ----                  ----
                                                                      (In Thousands)
Interest Expense, Net                                 $(243,155)           $(251,920)           $(205,840)
                                                      ---------            ---------            ---------
Equity in Earnings:
  Kinder Morgan Energy Partners - Earnings              140,913               15,733                   --
  Kinder Morgan Energy Partners - Amortization          (27,593)              (7,335)                  --
  Power Segment(1)                                        3,669               10,511                8,675
  Other                                                 (10,255)              14,140               22,466
                                                      ---------            ---------            ---------
     Total Equity in Earnings                           106,734               33,049               31,141
                                                      ---------            ---------            ---------
Minority Interests                                      (24,121)             (24,845)             (19,483)
Gains from Sales of Assets                               61,684              153,938(2)            19,552
Other, Net                                               10,881                4,627                1,843
                                                      ---------            ---------            ---------
                                                      $ (87,977)           $ (81,151)           $(172,787)
                                                      =========            =========            =========


(1) See discussion under the heading "Power and Other."

(2) A gain recorded in 1999 was restated. See Note 5 of the accompanying Notes to Consolidated Financial Statements.



The increase of $6.8 million (8.4%) in net expense under "Other Income and (Expenses)" from 1999 to 2000 is principally due to decreased gains from sales of assets and reduced other equity in earnings in 2000, partially offset by higher 2000 equity in earnings of Kinder Morgan Energy Partners and increased "Other, Net." The decrease in gains from sales of assets in 2000 reflects the fact that 1999 results include (i) a gain of $127.0 million from the sale of Kinder Morgan Interstate and interests in two equity method investments and (ii) a gain of $28.9 million from the sale of two offshore pipeline assets, while 2000 results include a gain of $61.6 million from the sale of Kinder Morgan Texas Pipeline. The equity in earnings of Kinder Morgan Energy Partners and associated amortization during 2000 and 1999 result from our October 1999 acquisition of interests in Kinder Morgan Energy Partners and, thus, 1999 includes only one quarter of earnings on this investment while 2000 reflects earnings for the full year. Kinder Morgan Energy Partners' Form 10-K for the year ended December 31, 2000 contains additional information about its results of operations. The decrease in other equity in earnings from 1999 to 2000 is principally due to the sale of various equity method investments. In addition, 2000 results reflect increased equity in losses of the TransColorado pipeline joint venture, which was placed in service March 31, 1999. The expense associated with "Minority Interests" in each period principally represents the costs associated with our two series of Capital Trust Securities. These securities are described in Note 12 of the accompanying Notes to Consolidated Financial Statements. The increase in "Other, Net" from 1999 to 2000 reflects the fact that, while each period includes miscellaneous items of income and expense, 2000 results also include (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value and (ii) $3.9 million due to the settlement of a regulatory matter for an amount less than that previously reserved.



The decrease of $91.6 million in net expense reported under "Other Income and (Expenses)" from 1998 to 1999 is principally due to increased 1999 gains from the sale of assets, partially offset by increased interest expense. The increased 1999 gains from the sale of assets reflects the fact that 1999 includes the gain from the sale of Kinder Morgan Gas Transmission and other assets as discussed above, while 1998 includes (i) a gain of $10.9 million from the sale of certain microwave towers and (ii) a gain of $8.5 million from the sale of Kansas natural gas distribution properties. The increase of $46.1 million (22.4%) in "Interest Expense, Net" from 1998 to 1999 is principally due to the incremental debt outstanding as a result of the January 1998 acquisition of MidCon Corp. and decreased capitalized interest in 1999 due to the reduced level of capital spending (see "Net Cash Flows from Investing Activities").

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAXES - CONTINUING OPERATIONS



                                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                          2000                     1999                     1998
                                          ----                     ----                     ----
                                                          (Dollars In Thousands)
Income Tax Provision                   $ 123,017                 $  79,124                 $  82,710
                                       =========                 =========                 =========

Effective Tax Rate                          40.0%                     36.9%                     37.1%
                                       =========                 =========                 =========



The increase of $43.9 million in the income tax provision from 1999 to 2000 is composed of (i) an increase of $34.2 million due to an increase in pretax income and (ii) an increase of $9.7 million due to an increase in the effective tax rate in 2000. The increased effective tax rate for 2000 is principally due to an increased effective rate associated with state income taxes. The decrease of $3.6 million in income tax expense from 1998 to 1999 reflected a decrease of $3.1 million due to a decrease in 1999 pre-tax income, and a decrease of $0.5 million due to a decrease in the 1999 effective tax rate. The decrease in the 1999 effective tax rate was principally due to the impact of asset sales and dispositions of certain lines of business.


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



                                                                            DECEMBER 31,
                                                        ----------------------------------------------------
                                                           2000                1999                 1998
                                                        ----------           ----------           ----------
                                                                      (Dollars In Thousands)
Long-term Debt                                          $2,478,983           $3,293,326           $3,300,025
Common Equity                                            1,777,624            1,649,615            1,219,043
Preferred Stock                                                 --                   --                7,000
Capital Trust Securities                                   275,000              275,000              275,000
                                                        ----------           ----------           ----------
     Capitalization                                      4,531,607            5,217,941            4,801,068
Short-term Debt                                            908,167              581,567            1,702,013(1)
                                                        ----------           ----------           ----------
     Invested Capital                                   $5,439,774           $5,799,508           $6,503,081
                                                        ==========           ==========           ==========

Capitalization:
     Long-term Debt                                           54.7%                63.1%                68.7%
     Common Equity                                            39.2%                31.6%                25.4%
     Preferred Stock                                            --                   --                  0.2%
     Capital Trust Securities                                  6.1%                 5.3%                 5.7%

Invested Capital:
     Total Debt                                               62.2%(3)             66.8%                76.9%(2)
     Equity, Including Capital Trust Securities               37.8%(3)             33.2%                23.1%


(1) Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp. This note was repaid on January 4, 1999.
(2) If the government securities then held as collateral were offset against the related debt, the ratio of total debt to invested capital at December 31, 1998, would have been 72.3 percent.

(3) As adjusted to reflect the November 2001 maturity of the Premium Equity Participating Units (see "Net Cash Flows from Financing Activities") and the associated $460 million increase in equity and decrease in debt, the ratios would be: Debt - 53.8%, Equity - 46.2%.


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

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                      Page
--------------------------------------------------------------------------------

Report of Independent Accountants......................................... 40-41
Consolidated Statements of Income.........................................    42
Consolidated Statements of Comprehensive Income...........................    43
Consolidated Balance Sheets...............................................    44
Consolidated Statements of Stockholders' Equity...........................    45
Consolidated Statements of Cash Flows.....................................    46
Notes to Consolidated Financial Statements................................ 47-81
Selected Quarterly Financial Data (unaudited)............................. 82-83

Schedule II -- Valuation and Qualifying Accounts..........................    87


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


As more fully described in Note 5, the Company has revised the 2000 consolidated financial statements for the amortization of excess investment and the 1999 consolidated financial statements for the amount of gain recognized on certain asset sales.


We also audited the adjustments described in Note 2 that were applied to restate the 1998 consolidated financial statements. In our opinion, these adjustments are appropriate and have been properly applied.



/s/PricewaterhouseCoopers LLP


Houston, Texas
February 14, 2001,
except as to the third paragraph in
Note 5 which is as of May 2, 2001

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

CONSOLIDATED STATEMENTS OF INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES



                                                                                 YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                         RESTATED SEE                       RESTATED
                                                                         NOTES 2 AND 5                     SEE NOTE 2
                                                                --------------------------------          -----------
                                                                    2000                1999                  1998
                                                                -----------          -----------          -----------
                                                                      (In Thousands Except Per Share Amounts)
OPERATING REVENUES:
Natural Gas Sales                                               $ 1,999,648          $ 1,004,097          $   955,254
Natural Gas Transportation and Storage                              596,774              745,179              640,906
Other                                                               117,315               87,092               64,099
                                                                -----------          -----------          -----------
Total Operating Revenues                                          2,713,737            1,836,368            1,660,259
                                                                -----------          -----------          -----------

OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales                            1,960,083            1,050,250              836,614
Operations and Maintenance                                          164,286              184,888              170,035
General and Administrative                                           58,087               85,591               68,502
Depreciation and Amortization                                       108,165              147,933              155,363
Taxes, Other Than Income Taxes                                       27,973               34,561               28,290
Merger-related and Severance Costs                                       --               37,443                5,763
                                                                -----------          -----------          -----------
Total Operating Costs and Expenses                                2,318,594            1,540,666            1,264,567
                                                                -----------          -----------          -----------

OPERATING INCOME                                                    395,143              295,702              395,692
                                                                -----------          -----------          -----------

OTHER INCOME AND (EXPENSES):
Kinder Morgan Energy Partners:
    Equity in Earnings                                              140,913               15,733                   --
    Amortization of Excess Investment                               (27,593)              (7,335)                  --
Equity in Earnings (Losses) of Other Equity Investments              (6,586)              24,651               31,141
Interest Expense, Net                                              (243,155)            (251,920)            (205,840)
Minority Interests                                                  (24,121)             (24,845)             (19,483)
Other, Net                                                           72,565              162,565               21,395
                                                                -----------          -----------          -----------
Total Other Income and (Expenses)                                   (87,977)             (81,151)            (172,787)
                                                                -----------          -----------          -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               307,166              214,551              222,905
Income Taxes                                                        123,017               79,124               82,710
                                                                -----------          -----------          -----------
INCOME FROM CONTINUING OPERATIONS                                   184,149              135,427              140,195
                                                                -----------          -----------          -----------

DISCONTINUED OPERATIONS, NET OF TAX:
Loss from Discontinued Operations                                        --              (50,941)             (77,984)
Loss on Disposal of Discontinued Operations                         (31,734)            (344,378)                  --
                                                                -----------          -----------          -----------
Total Loss From Discontinued Operations                             (31,734)            (395,319)             (77,984)
                                                                -----------          -----------          -----------

NET INCOME (LOSS)                                                   152,415             (259,892)              62,211
Less - Preferred Dividends                                               --                  129                  350
Less - Premium Paid on Preferred Stock Redemption                        --                  350                   --
                                                                -----------          -----------          -----------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                      $   152,415          $  (260,371)         $    61,861
                                                                ===========          ===========          ===========

Number of Shares Used in Computing Basic
  Earnings Per Common Share (Thousands)                             114,063               80,284               64,021
                                                                ===========          ===========          ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations                                           $      1.62          $      1.68          $      2.19
Loss from Discontinued Operations                                        --                (0.63)               (1.22)
Loss on Disposal of Discontinued Operations                           (0.28)               (4.29)                  --
                                                                -----------          -----------          -----------
Total Basic Earnings (Loss) Per Common Share                    $      1.34          $     (3.24)         $      0.97
                                                                ===========          ===========          ===========

Number of Shares Used in Computing Diluted
  Earnings Per Common Share (Thousands)                             115,030               80,358               64,636
                                                                ===========          ===========          ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations                                           $      1.61          $      1.68          $      2.17
Loss from Discontinued Operations                                        --                (0.63)               (1.21)
Loss on Disposal of Discontinued Operations                           (0.28)               (4.29)                  --
                                                                -----------          -----------          -----------
Total Diluted Earnings (Loss) Per Common Share                  $      1.33          $     (3.24)         $      0.96
                                                                ===========          ===========          ===========

DIVIDENDS PER COMMON SHARE                                      $      0.20          $      0.65          $      0.76
                                                                ===========          ===========          ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KINDER MORGAN, INC. AND SUBSIDIARIES



                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                             RESTATED SEE                      RESTATED
                                                             NOTES 2 AND 5                    SEE NOTE 2
                                                    -------------------------------          -----------
                                                        2000               1999                  1998
                                                    -----------         -----------          -----------
                                                                      (In Thousands)
NET INCOME (LOSS)                                    $ 152,415           $(259,892)           $  62,211
Realized Gain on Equity Securities, Net of Tax           1,602                 852                   --
Unrealized Loss on Equity Securities, Net of Tax            --                  --               (6,697)
                                                     ---------           ---------            ---------

COMPREHENSIVE INCOME (LOSS)                          $ 154,017           $(259,040)           $  55,514
                                                     =========           =========            =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
KINDER MORGAN, INC. AND SUBSIDIARIES


                                                                                              DECEMBER 31,
                                                                                      ---------------------------------
                                                                                          RESTATED SEE NOTES 2 AND 5
                                                                                      ---------------------------------
                                                                                          2000                  1999
                                                                                      -----------          ------------
                                                                                               (In Thousands)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents                                                             $   141,923          $    26,378
Restricted Deposits                                                                        14,063                   51
Customer Accounts Receivable, Net                                                         104,209              298,805
Receivable From Kinder Morgan Energy Partners                                                  --              330,000
Other Receivables                                                                          64,309                7,646
Inventories                                                                                19,600               50,328
Gas Imbalances                                                                             40,838               51,024
Other                                                                                      48,700               19,154
Net Current Assets of Discontinued Operations                                                  --               58,991
                                                                                      -----------          -----------
                                                                                          433,642              842,377
                                                                                      -----------          -----------
INVESTMENTS:
Kinder Morgan Energy Partners                                                           1,819,281            1,759,928
Other                                                                                     143,698              132,971
                                                                                      -----------          -----------
                                                                                        1,962,979            1,892,899
                                                                                      -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                      5,724,617            5,789,564
                                                                                      -----------          -----------

DEFERRED CHARGES AND OTHER ASSETS                                                         265,751              209,758
                                                                                      -----------          -----------

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                              --              659,236
                                                                                      -----------          -----------
TOTAL ASSETS                                                                          $ 8,386,989          $ 9,393,834
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-term Debt                                                  $   808,167          $     7,167
Notes Payable                                                                             100,000              574,400
Accounts Payable                                                                          126,267              224,625
Accounts Payable - Kinder Morgan Energy Partners                                           13,534                   --
Accrued Interest                                                                           72,222               73,000
Accrued Taxes                                                                              26,584               36,075
Gas Imbalances                                                                             39,496               74,992
Payable for Purchase of Thermo Companies                                                   15,000               44,320
Reserve for Loss on Disposal of Discontinued Operations                                    23,694              535,630
Other                                                                                     143,761              133,620
                                                                                      -----------          -----------
                                                                                        1,368,725            1,703,829
                                                                                      -----------          -----------
OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred Income Taxes                                                                   2,273,177            2,219,615
Other                                                                                     208,570              242,926
                                                                                      -----------          -----------
                                                                                        2,481,747            2,462,541
                                                                                      -----------          -----------

LONG-TERM DEBT                                                                          2,478,983            3,293,326
                                                                                      -----------          -----------

KINDER MORGAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL TRUST
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF KINDER MORGAN                 275,000              275,000
                                                                                      -----------          -----------

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                                4,910                9,523
                                                                                      -----------          -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 9 AND 17)

STOCKHOLDERS' EQUITY:
Preferred Stock (Note 13)                                                                      --                   --
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
  Outstanding - 114,578,800  and 112,838,379 Shares,
  Before Deducting 96,140 and 172,402 Shares Held in Treasury                             572,894              564,192
Additional Paid-in Capital                                                              1,189,270            1,203,008
Retained Earnings (Deficit)                                                                17,787             (111,841)
Other, Including Shares Held in Treasury                                                   (2,327)              (5,744)
                                                                                      -----------          -----------
Total Stockholders' Equity                                                              1,777,624            1,649,615
                                                                                      -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 8,386,989          $ 9,393,834
                                                                                      ===========          ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
KINDER MORGAN, INC. AND SUBSIDIARIES



                                                                           YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------------
                                                        2000                          1999                           1998
                                                        ----                          ----                           ----
                                                SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                                ------         ------         ------         ------         ------         ------
                                                                              (Dollars In Thousands)
PREFERRED STOCK:
     Beginning Balance                                  --  $        --         70,000    $     7,000         70,000    $     7,000
     Redemption of Preferred Stock                      --           --        (70,000)        (7,000)            --             --
                                               -----------  -----------    -----------    -----------    -----------    -----------
     Ending Balance                                     --           --             --             --         70,000          7,000
                                               ===========  -----------    ===========    -----------    ===========    -----------

COMMON STOCK:
     Beginning Balance                         112,838,379      564,192     68,645,906        343,230     32,024,557        160,123
     Sale of Common Stock, Net                          --           --             --             --     12,500,000         62,500
     Acquisition of Kinder Morgan Delaware              --           --     41,683,323        208,417              -            - -
     Acquisitions/Sales of Other Businesses        946,207        4,731      2,065,909         10,330        689,810          3,449
     Employee and Executive Benefit Plans          794,214        3,971        443,241          2,215        549,570          2,758
     Common Stock Split                                 --           --             --             --     22,881,969        114,400
                                               -----------  -----------    -----------    -----------    -----------    -----------
     Ending Balance                            114,578,800      572,894    112,838,379        564,192     68,645,906        343,230
                                               -----------  -----------    -----------    -----------    -----------    -----------

ADDITIONAL PAID-IN CAPITAL:
     Beginning Balance                                        1,203,008                       694,223                       266,435
     Sale of Common Stock, Net                                       --                            --                       558,053
     Costs Related to PEPS Offering                              (1,151)                         (514)                      (62,150)
     Revaluation of KMEP Investment (Note 5)                    (51,074)                           --                            --
     Acquisition of Kinder Morgan Delaware                           --                       470,831                            --
     Acquisition of Other Businesses                             23,824                        34,670                        30,985
     Employee and Executive Benefit Plans                        14,663                         3,798                        15,371
     Common Stock Split                                              --                            --                      (114,471)
                                                            -----------                   -----------                   -----------
     Ending Balance                                           1,189,270                     1,203,008                       694,223
                                                            -----------                   -----------                   -----------

RETAINED EARNINGS (DEFICIT):
     Beginning Balance - as Previously
        Reported                                                (95,615)                      193,925                       185,658
     Restatement (Notes 2 and 5)                                (16,226)                        2,222                            --
                                                            -----------                   -----------                   -----------
     Beginning Balance - As Restated                           (111,841)                      196,147                       185,658
     Net Income (Loss) - as Previously Reported                 151,981                      (241,444)                       59,989
     Restatement (Notes 2 and 5)                                    434                       (18,448)                        2,222
     Cash Dividends:
        Common                                                  (22,787)                      (47,967)                      (51,372)
        Preferred                                                    --                          (129)                         (350)
                                                            -----------                   -----------                   -----------
     Ending Balance                                              17,787                      (111,841)                      196,147
                                                            -----------                   -----------                   -----------

OTHER:

  DEFERRED COMPENSATION:
     Beginning Balance                                               --                       (10,686)                       (9,203)
     Executive Benefit Plans                                         --                        10,686                        (1,483)
                                                            -----------                   -----------                   -----------
     Ending Balance                                                  --                            --                       (10,686)
                                                            -----------                   -----------                   -----------

  TREASURY STOCK, AT COST:
     Beginning Balance                            (172,402)      (4,142)       (48,598)        (1,417)       (28,482)        (1,124)
     Treasury Stock Acquired                        (1,743)         (62)      (135,510)        (2,956)       (60,994)        (2,834)
     Treasury Stock Issued                          78,005        1,877             --             --             --             --
     Acquisition of Businesses                          --           --             --             --         39,970          1,801
     Dividend Reinvestment Plan                         --           --         11,706            231         17,135            740
     Common Stock Split                                 --           --             --             --        (16,227)            --
                                               -----------  -----------    -----------    -----------    -----------    -----------
     Ending Balance                                (96,140)      (2,327)      (172,402)        (4,142)       (48,598)        (1,417)
                                               -----------  -----------    -----------    -----------    -----------    -----------

  ACCUMULATED OTHER COMPREHENSIVE
       INCOME (NET OF TAX):
     Beginning Balance                                           (1,602)                       (2,454)                        4,243
     Sale of Tom Brown, Inc. Common Stock                         1,602                            --                            --
     Unrealized Gain (Loss) on Equity Securities                     --                           852                        (6,697)
                                                            -----------                   -----------                   -----------
     Ending Balance                                                  --                        (1,602)                       (2,454)
                                                            -----------                   -----------                   -----------

TOTAL OTHER                                        (96,140)      (2,327)      (172,402)        (5,744)       (48,598)       (14,557)
                                               -----------  -----------    -----------    -----------    -----------    -----------

TOTAL  STOCKHOLDERS' EQUITY                    114,482,660  $ 1,777,624    112,665,977    $ 1,649,615     68,597,308    $ 1,226,043
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
KINDER MORGAN, INC. AND SUBSIDIARIES



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------

                                                                                        RESTATED SEE NOTES 2 AND 5
                                                                                        ---------------------------
                                                                                             2000            1999            1998
                                                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                  (In Thousands)
Net Income (Loss)                                                                       $   152,415     $  (259,892)    $    62,211
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Flows from Operating Activities:
     Loss from Discontinued Operations, Net of Tax                                           31,734         395,319          77,984
     Depreciation and Amortization                                                          108,165         147,933         155,363
     Deferred Income Taxes                                                                  105,714          46,000          24,516
     Equity in Earnings of Kinder Morgan Energy Partners                                   (112,596)         (8,398)             --
     Distributions from Kinder Morgan Energy Partners                                       121,323          15,000              --
     Deferred Purchased Gas Costs                                                             2,685           6,646             468
     Net Gains on Sales of Facilities                                                       (61,684)       (157,938)        (19,552)
     Proceeds from Buyout of Contractual Gas Obligations                                         --              --          27,500
     Changes in Other Working Capital Items [Note 1(M)]                                     (48,466)         36,119         (40,506)
     Changes in Deferred Revenues                                                            (4,457)        (15,641)          6,300
     Other, Net                                                                             (17,346)         21,540          (7,242)
                                                                                        -----------     -----------     -----------
Net Cash Flows Provided by Continuing Operations                                            277,487         226,688         287,042
Net Cash Flows Provided by (Used in) Discontinued Operations                               (110,399)         94,488        (191,773)
                                                                                        -----------     -----------     -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                             167,088         321,176          95,269
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                                       (137,477)        (97,644)       (120,881)
Proceeds from Sales to Kinder Morgan Energy Partners                                        500,302              --              --
Cash Paid for Acquisition of MidCon Corp., Net of Cash Acquired                                  --              --      (2,191,555)
Other Acquisitions                                                                          (19,412)        (34,565)          1,086
Investments                                                                                 (28,688)        (10,044)         (9,179)
Proceeds from Sale of Tom Brown, Inc. Stock                                                  14,823          28,650              --
Sale of U.S. Government Securities                                                               --       1,092,415       1,062,453
Purchase of U.S. Government Securities                                                           --              --      (2,154,868)
Proceeds from Sales of Other Assets                                                          14,998          87,949          38,634
                                                                                        -----------     -----------     -----------
Net Cash Flows Provided by (Used in) Continuing Investing Activities                        344,546       1,066,761      (3,374,310)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities                      154,176         (46,568)       (119,100)
                                                                                        -----------     -----------     -----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING  ACTIVITIES                                  498,722       1,020,193      (3,493,410)
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net                                                                       (474,400)     (1,117,446)        (32,687)
Long-Term Debt - Issued                                                                          --              --       2,750,000
Long-Term Debt - Retired                                                                    (14,055)       (158,934)        (35,787)
Common Stock Issued in Public Offering                                                           --              --         650,000
Other Common Stock Issued                                                                    17,773           8,323          13,437
Other Financing, Net                                                                        (45,239)             --              --
Mandatorily Redeemable Trust Securities Issued                                                   --              --         175,000
Preferred Stock Redeemed                                                                         --          (7,350)             --
Treasury Stock, Issued                                                                        1,877             231             740
Treasury Stock, Acquired                                                                        (62)         (2,956)         (2,834)
Cash Dividends, Common and Preferred                                                        (22,787)        (48,096)        (51,722)
Minority Interests, Net                                                                      (2,436)            379           9,697
Premium Equity Participating Securities Contract Fee and Securities Issuance
Costs                                                                                       (10,936)        (11,097)        (78,219)
                                                                                        -----------     -----------     -----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (550,265)     (1,336,946)      3,397,625
                                                                                        -----------     -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                        115,545           4,423            (516)
Cash and Cash Equivalents at Beginning of Year                                               26,378          21,955          22,471
                                                                                        -----------     -----------     -----------
Cash and Cash Equivalents at End of Year                                                $   141,923     $    26,378     $    21,955
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


We provide various types of natural gas storage and transportation services to customers, principally through Natural Gas Pipeline Company of America. The gas remains the property of the customers at all times. In many cases (generally described as "firm service"), the customer pays a two-part rate that includes
(i) a fixed fee reserving the right to transport or store gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue ratably over the contract period. The per-unit charge is recognized as revenue when the volumes are delivered to the customers' agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as "interruptible service"), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate on firm service.



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


In December 2000, we sold approximately $300 million of assets to Kinder Morgan Energy Partners effective December 31, 2000. The largest asset we sold was our wholly owned subsidiary Kinder Morgan Texas Pipeline, L.P. and certain associated entities (a major intrastate natural gas pipeline system). We also sold the Douglas and Casper gas processing facilities and associated natural gas gathering systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. As consideration for the sale, we received approximately $150 million in cash (with an additional cash payment for working capital), 0.6 million Kinder Morgan Energy Partners' common limited partner units and 2.7 million Class-B Kinder Morgan Energy Partners' common limited partner units. During 2000, we recorded a pre-tax gain of $61.6 million (approximately $37.0 million after tax or $0.32 per diluted share) in conjunction with this sale.



We have restated our consolidated financial statements for 2000 and 1999 to reflect a change in the methodology for gain recognition on the sale of assets to Kinder Morgan Energy Partners at December 31, 1999 and the associated impact on amortization of excess investment during 2000. This change was to reflect, as a proportionate reduction in the gain recognized, Kinder Morgan, Inc.'s post-sale ownership interest in Kinder Morgan Energy Partners. This change reduced income from continuing operations and net income for 1999 by $31.8 million pre-tax ($20.2 million after-tax or $0.25 per diluted share). This restatement had no cash effect in any period and no effect on recurring earnings (defined to be income from continuing operations before merger and severance costs and gains from sales of assets) in 1999. As a result, Kinder Morgan, Inc. reduced the amount of amortization of excess investment which increased recurring pre-tax earnings by $0.7 million during 2000.


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


On December 30, 1999, we entered into an agreement with several of our wholly owned subsidiaries and Kinder Morgan Energy Partners. As a result, effective as of December 31, 1999, we sold all of our interests in the following to Kinder Morgan Energy Partners: (i) our wholly owned subsidiary, Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.),
(ii) our wholly owned subsidiary, Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), which owns a one-third interest in Trailblazer Pipeline Company and (iii) our 49% interest in Red Cedar Gathering Company. In exchange, Kinder Morgan Energy Partners issued to us 9,810,000 common units representing limited partnership interest in Kinder Morgan Energy Partners. In addition, Kinder Morgan Energy Partners paid us $330 million in cash in early 2000. During 1999, we recorded a pre-tax gain of $127.0 million (approximately $80.7 million after tax or $1.00 per diluted share) in conjunction with the sale of interests, which gain amounts are restated as discussed preceding.


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
                                                     ============            ============            ============


11.    INCOME TAXES

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:



                                                               YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                   2000                 1999                  1998
                                                   ----                 ----                  ----
                                                                 (Dollars in thousands)
TAXES CURRENTLY PAYABLE:
  Federal                                        $   3,212             $  19,340            $  49,630
  State                                             14,091                13,784                8,564
                                                 ---------             ---------            ---------
  Total                                             17,303                33,124               58,194
                                                 ---------             ---------            ---------

TAXES DEFERRED:
  Federal                                           94,688                52,942               25,068
  State                                             11,026                (6,942)                (552)
                                                 ---------             ---------            ---------
  Total                                            105,714                46,000               24,516
                                                 ---------             ---------            ---------
TOTAL TAX PROVISION                              $ 123,017             $  79,124            $  82,710
                                                 =========             =========            =========

EFFECTIVE TAX RATE                                    40.0%                 36.9%                37.1%
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
                                                       =====            =====           =====


Deferred tax assets and liabilities result from the following:


                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                             2000                  1999
                                                             ----                  ----
                                                                (Dollars In Thousands)
DEFERRED TAX ASSETS:
  Post-retirement Benefits                                $    14,776           $    28,299
  Gas Supply Realignment Deferred Receipts                     17,101                15,847
  State Taxes                                                 138,976               112,049
  Book Accruals                                                39,505                29,186
  Alternative Minimum Tax Credits                               9,098                 8,222
  Net Operating Loss Carryforwards                            107,033               112,080
  Discontinued Operations                                       9,584               208,317
  Capital Loss Carryforwards                                   42,914                     -
  Other                                                         4,269                 6,765
                                                          -----------           -----------
TOTAL DEFERRED TAX ASSETS                                     383,256               520,765
                                                          -----------           -----------
DEFERRED TAX LIABILITIES:
  Property, Plant and Equipment                             2,009,086             2,087,109
  Investments                                                 642,944               645,172
  Other                                                         4,403                 8,099
                                                          -----------           -----------
TOTAL DEFERRED TAX LIABILITIES                              2,656,433             2,740,380
                                                          -----------           -----------

NET DEFERRED TAX LIABILITIES                              $ 2,273,177           $ 2,219,615
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

BUSINESS SEGMENT INFORMATION


                                                                                                                      DECEMBER 31,
                                                                     YEAR ENDED DECEMBER 31, 2000                         2000
                                            ------------------------------------------------------------------------- ------------
                                            INCOME FROM   REVENUES FROM                   DEPRECIATION
                                            CONTINUING      EXTERNAL      INTERSEGMENT        AND          CAPITAL      SEGMENT
                                            OPERATIONS      CUSTOMERS       REVENUES      AMORTIZATION   EXPENDITURES   ASSETS
                                            -----------   -------------   ------------    ------------   ------------ ------------
                                                                 (In Thousands)
Natural Gas Pipeline Company of America     $  342,887     $  656,035      $      (18)     $   84,975     $   38,555  $ 5,478,183
Kinder Morgan Retail                            49,732        229,510              (1)         11,776         10,730      350,042
Kinder Morgan Texas Pipeline                    29,318      1,747,499               -           2,211         16,734            -
Power and Other(3)                              34,962         80,693               4           9,203         71,458    2,589,880(1)
Discontinued Operations                              -              -               -               -          3,185            -
                                            ----------     ----------      ----------      ----------     ----------  -----------
  Consolidated                                 456,899     $2,713,737      $      (15)     $  108,165     $  140,662  $ 8,418,105
                                                           ==========      ==========      ==========     ==========  ===========
General and Administrative Expenses            (58,087)
Other Income and (Expenses)(4)                 (91,646)
                                            ----------
Income from Continuing Operations
   Before Income Taxes                      $  307,166
                                            ==========




                                                                                                                      DECEMBER 31,
                                                                     YEAR ENDED DECEMBER 31, 1999                         1999
                                            ------------------------------------------------------------------------- ------------
                                            INCOME FROM   REVENUES FROM                   DEPRECIATION
                                            CONTINUING      EXTERNAL      INTERSEGMENT        AND          CAPITAL       SEGMENT
                                            OPERATIONS      CUSTOMERS       REVENUES      AMORTIZATION   EXPENDITURES    ASSETS
                                            -----------   -------------   ------------    ------------   ------------ ------------
                                                                 (In Thousands)
Natural Gas Pipeline Company of America     $  306,507     $  625,705      $    1,183      $  109,346     $   41,716  $ 5,469,050
Kinder Morgan Interstate                        53,924         96,531          16,676          16,985         20,743            -
Kinder Morgan Retail                            20,104        182,861              51          11,382         11,749      332,618
Kinder Morgan Texas Pipeline                    16,554        872,161               -           2,466          4,567      255,200
Power and Other(3)                              32,158         59,110             195           7,754         18,869    2,650,579(1)
Discontinued Operations                              -              -               -               -         28,363      718,227
                                            ----------     ----------      ----------      ----------     ----------  -----------
  Consolidated                                 429,247     $1,836,368      $   18,105      $  147,933     $  126,007  $ 9,425,674
                                                           ==========      ==========      ==========     ==========  ===========
General and Administrative Expenses            (85,591)
Merger-related and Severance Costs             (37,443)
Other Income and (Expenses)(4)                 (91,662)
                                            ----------
Income from Continuing Operations
   Before Income Taxes                      $  214,551
                                            ==========



                                                                                                                       DECEMBER 31,
                                                                    YEAR ENDED DECEMBER 31, 1998                           1998
                                            -------------------------------------------------------------------------  ------------
                                            INCOME FROM   REVENUES FROM                   DEPRECIATION
                                            CONTINUING      EXTERNAL      INTERSEGMENT        AND          CAPITAL       SEGMENT
                                            OPERATIONS      CUSTOMERS       REVENUES      AMORTIZATION   EXPENDITURES    ASSETS
                                            -----------   -------------   ------------    ------------   ------------ ------------
                                                               (In Thousands)
Natural Gas Pipeline Company of America     $  336,825     $  556,662      $      299      $  121,008     $   40,855  $ 5,421,029
Kinder Morgan Interstate                        58,006         88,244          17,333          19,474         49,044      581,089
Kinder Morgan Retail                            56,214        234,307              (1)         11,014         17,405      362,289
Kinder Morgan Texas Pipeline                     2,129        739,201               -           1,615          8,037      198,347
Power and Other(3)                              25,458         41,845           5,535           2,252          5,540    1,519,510(2)
Discontinued Operations                              -              -               -               -        135,633    1,541,515
                                            ----------     ----------      ----------      ----------     ----------  -----------
  Consolidated                                 478,632     $1,660,259         $23,166      $  155,363     $  256,514  $ 9,623,779
                                                           ==========      ==========      ==========     ==========  ===========
General and Administrative Expenses            (68,502)
Merger-related and Severance Costs              (5,763)
Other Income and (Expenses)                   (181,462)
                                            ----------
Income from Continuing Operations
   Before Income Taxes                      $  222,905
                                            ==========

(1) Principally the investment in Kinder Morgan Energy Partners and corporate cash and receivables
(2) Principally government securities held as collateral for the Substitute Note
(3) Restated, see Note 2.

(4) Restated, see Note 5.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
KINDER MORGAN, INC. AND SUBSIDIARIES

QUARTERLY OPERATING RESULTS FOR 2000 AND 1999


                                                                                   2000 - THREE MONTHS ENDED
                                                                -----------------------------------------------------------------
                                                                MARCH 31(1)        JUNE 30(1)      SEPTEMBER 30(1)    DECEMBER 31
                                                                -----------        ----------      ---------------    -----------
                                                                             (In Thousands Except Per Share Amounts)
Operating Revenues                                               $  480,481        $  551,088        $  750,465       $  931,703
Gas Purchases and Other Costs of Sales                              277,911           381,607           577,478          723,087
                                                                 ----------        ----------        ----------       ----------
Gross Margin                                                        202,570           169,481           172,987          208,616
Other Operating Expenses                                             89,881            87,819            87,517           93,294
                                                                 ----------        ----------        ----------       ----------
Operating Income                                                    112,689            81,662            85,470          115,322
Other Income and (Expenses)                                         (35,477)          (40,581)          (40,624)          28,705(2)
                                                                 ----------        ----------        ----------       ----------
Income From Continuing Operations
  Before Income Taxes                                                77,212            41,081            44,846          144,027
Income Taxes                                                         30,887            16,968            18,138           57,024
                                                                 ----------        ----------        ----------       ----------
Income From Continuing Operations                                    46,325            24,113            26,708           87,003
Loss on Disposal of Discontinued
  Operations, Net of Tax                                                  -                 -                 -          (31,734)(3)
                                                                 ----------        ----------        ----------       ----------

Net Income                                                       $   46,325        $   24,113        $   26,708       $   55,269
                                                                 ==========        ==========        ==========       ==========

Number of Shares Used in Computing
  Basic Earnings Per Share                                          113,058           114,196           114,461          114,535
Number of Shares Used in Computing
  Diluted Earnings Per Share                                        113,456           114,981           116,177          118,594

BASIC EARNINGS PER COMMON SHARE:
  Continuing Operations                                          $     0.41        $     0.21        $     0.23       $     0.76
  Loss on Disposal of Discontinued Operations                             -                 -                 -            (0.28)
                                                                 ----------        ----------        ----------       ----------
Total Basic Earnings Per Common Share                            $     0.41        $     0.21        $     0.23       $     0.48
                                                                 ==========        ==========        ==========       ==========

DILUTED EARNINGS PER COMMON SHARE:
  Continuing Operations                                          $     0.41        $     0.21        $     0.23       $     0.74
  Loss on Disposal of Discontinued Operations                             -                 -                 -            (0.27)
                                                                 ----------        ----------        ----------       ----------
Total Diluted Earnings Per Common Share                          $     0.41        $     0.21        $     0.23       $     0.47
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


(2) Includes the $62 million pre-tax gain from the sale of certain assets to Kinder Morgan Energy Partners and a restatement decreasing the previously reported amount of amortization of excess investment in Kinder Morgan Energy Partners by $0.7 million; see Note 5 of the accompanying Notes to Consolidated Financial Statements.


(3)  See Note 6 of the accompanying Notes to Consolidated Financial Statements.



                                                                         2000 - THREE MONTHS ENDED
                                                     --------------------------------------------------------------------
                                                      MARCH 31          JUNE 30         SEPTEMBER 30         DECEMBER 31
                                                      --------          -------         ------------        -------------
                                                                             (In Thousands)
Income From Continuing
  Operations as Previously Reported                   $  46,084         $  24,827         $  26,628         $  86,569
Power Restatement:
  Operating Revenues                                     (1,072)             (598)              (97)               --
  Other Income and (Expenses)                             1,892             1,618             1,092                --
  Income Taxes                                             (328)             (408)             (398)               --
Reclassification of International Operations               (251)           (1,326)             (517)               --
Restatement of amortization of excess
  investment in Kinder Morgan Energy Partners                --                --                --               434
                                                      ---------         ---------         ---------         ----------
Income From Continuing
  Operations as Restated                              $  46,325         $  24,113         $  26,708         $  87,003
                                                      =========         =========         =========         =========


                                                                                  1999 - THREE MONTHS ENDED(1)
                                                                 ---------------------------------------------------------------
                                                                  MARCH 31           JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                                  --------           -------        ------------     -----------
                                                                              (In Thousands Except Per Share Amounts)
Operating Revenues                                                $ 425,696         $ 429,331        $ 495,906        $ 485,435
Gas Purchases and Other Costs of Sales                              206,158           248,449          318,386          277,257
                                                                  ---------         ---------        ---------        ---------
Gross Margin                                                        219,538           180,882          177,520          208,178
Other Operating Expenses                                            118,593           119,292          107,361          107,727
Merger-Related and Severance Costs                                    2,916            (2,916)          10,962           26,481
                                                                  ---------         ---------        ---------        ---------
Operating Income                                                     98,029            64,506           59,197           73,970
Other Income and (Expenses)                                         (58,162)          (44,145)         (48,729)          69,885(2)
                                                                  ---------         ---------        ---------        ---------
Income From Continuing Operations
  Before Income Taxes                                                39,867            20,361           10,468          143,855
Income Taxes                                                         15,582             8,056            4,465           51,021
                                                                  ---------         ---------        ---------        ---------
Income From Continuing Operations                                    24,285            12,305            6,003           92,834
                                                                  ---------         ---------        ---------        ---------
Discontinued Operations, Net of Tax(3):
  Loss From Discontinued Operations                                 (16,720)          (14,500)          (7,989)         (11,732)
  Loss on Disposal of Discontinued Operations                             -                 -          (11,479)        (332,899)
                                                                  ---------         ---------        ---------        ---------
Total Loss From Discontinued Operations                             (16,720)          (14,500)         (19,468)        (344,631)
                                                                  ---------         ---------        ---------        ---------
Net Income (Loss)                                                     7,565            (2,195)         (13,465)        (251,797)
Less-Preferred Dividends                                                 88                41                -                -
Less-Premium Paid on Preferred Stock Redemption                           -               350                -                -
                                                                  ---------         ---------        ---------        ---------
Earnings (Loss) Available for Common Stock                        $   7,477         $  (2,586)       $ (13,465)       $(251,797)
                                                                  =========         =========        =========        =========

Number of Shares Used in Computing
  Basic Earnings Per Share                                           69,486            70,689           70,914          110,047
Number of Shares Used in Computing
  Diluted Earnings Per Share                                         69,578            70,761           70,986          110,105

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Continuing Operations                                           $    0.35          $   0.17         $   0.08        $    0.84
  Discontinued Operations                                             (0.24)            (0.21)           (0.11)           (0.11)
  Loss on Disposal of Discontinued Operations                             -                 -            (0.16)           (3.02)
                                                                  ---------         ---------        ---------        ---------
Total Basic Earnings (Loss) Per Common Share                      $    0.11          $  (0.04)        $  (0.19)       $   (2.29)
                                                                  =========         =========        =========        =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Continuing Operations                                           $    0.35         $    0.17        $    0.08       $     0.84
  Discontinued Operations                                             (0.24)            (0.21)           (0.11)           (0.11)
  Loss on Disposal of Discontinued Operations                             -                 -            (0.16)           (3.02)
                                                                  ---------         ---------        ---------        ---------
Total Diluted Earnings (Loss) Per Common Share                    $    0.11         $   (0.04)       $   (0.19)       $   (2.29)
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

(2) Includes the $127.0 million pre-tax gain from the sale of certain assets to Kinder Morgan Energy Partners, which has been restated from the previously reported amount; see Note 5 of the accompanying Notes to Consolidated Financial Statements.

(3) See Note 6 of the accompanying Notes to Consolidated Financial Statements.


                                                                           1999 - THREE MONTHS ENDED
                                                        ---------------------------------------------------------------
                                                         MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                         --------          -------        ------------      -----------
                                                                              (In Thousands)
Income From Continuing
  Operations as Previously Reported                      $  23,908         $  12,380        $   5,886         $ 112,478
Power Restatement:
  Operating Revenues                                        (2,058)           (2,580)          (1,201)           (1,595)
  Other Income and (Expenses)                                2,797             2,934            2,955             1,720
  Income Taxes                                                (296)             (141)            (702)              (50)
Reclassification of International Operations                   (66)             (288)            (935)              512
Restatement of gain from sale to Kinder
  Morgan Energy Partners                                        --                --               --           (20,231)
                                                         ---------         ---------        ---------         ---------
Income From Continuing
  Operations as Restated                                 $  24,285         $  12,305        $   6,003         $  92,834
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

Date: May 2, 2001

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