Form 10-Q
period 2001-03-31
KINDER MORGAN INC
filed 2001-05-15
CIK 54502

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number 1-6446

Kinder Morgan, Inc.
(Exact name of registrant as specified in its charter)
Kansas	48-0290000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Dallas, Suite 1000, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Yes X No___

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: Common Stock, $5 par value; outstanding 115,208,930 shares as of April 30, 2001.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2001

Contents

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)	Number

	Consolidated Balance Sheets	3-4
	Consolidated Statements of Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	29-31

SIGNATURE		32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands)

	March 31,	December 31,
	2001	2000
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 13,765	$ 141,923
Restricted Deposits	67,492	14,063
Customer Accounts Receivable, Net	117,976	104,209
Other Receivables	48,159	64,309
Inventories	24,885	19,600
Gas Imbalances	47,883	40,838
Other	30,354	48,700
	350,514	433,642

Investments:
Kinder Morgan Energy Partners	1,824,467	1,819,281
Other	134,313	143,698
	1,958,780	1,962,979

Property, Plant and Equipment	6,162,358	6,137,009
Less Accumulated Depreciation and Amortization	440,134	412,392
	5,722,224	5,724,617

Deferred Charges and Other Assets	229,027	265,751

Total Assets	$8,260,545	$8,386,989
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands)

	March 31,	December 31,
	2001	2000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 407,167	$ 808,167
Notes Payable	372,500	100,000
Accounts Payable	124,990	126,267
Accounts Payable - Kinder Morgan Energy Partners	45,167	13,534
Accrued Interest	40,932	72,222
Accrued Taxes	42,906	26,584
Gas Imbalances	46,434	39,496
Payable for Purchase of Thermo Companies	-	15,000
Reserve for Loss on Disposal of Discontinued Operations	10,472	23,694
Other	95,208	129,911
	1,185,776	1,354,875
Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,300,668	2,273,177
Other	197,560	222,420
	2,498,228	2,495,597

Long-term Debt	2,460,259	2,478,983

Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	4,890	4,910

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 115,191,402 and 114,578,800 Shares,
Respectively, Before Deducting 37,561 and 96,140
Shares Held in Treasury	575,957	572,894
Additional Paid-in Capital	1,206,402	1,189,270
Retained Earnings	56,737	17,787
Other	(2,704)	(2,327)
Total Stockholders' Equity	1,836,392	1,777,624

Total Liabilities and Stockholders' Equity	$8,260,545	$8,386,989
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands except Per Share Amounts)

	Three Months Ended March 31,
	2001	2000
Operating Revenues:
Natural Gas Sales	$ 150,685	$ 287,478
Natural Gas Transportation and Storage	170,815	165,276
Other	25,988	27,727
Total Operating Revenues	347,488	480,481

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	155,584	277,911
Operations and Maintenance	30,518	41,880
General and Administrative	15,590	14,354
Depreciation and Amortization	26,965	26,840
Taxes, Other Than Income Taxes	6,409	6,807
Total Operating Costs and Expenses	235,066	367,792

Operating Income	112,422	112,689

Other Income and (Expenses):
Investment in Kinder Morgan Energy Partners:
Equity in Earnings	55,037	29,583
Amortization of Excess Investment	(6,951)	(7,577)
Equity in Losses of Other Equity Investments	(4,879)	(988)
Interest Expense, Net	(58,287)	(60,584)
Minority Interests	(5,645)	(5,984)
Other, Net	2,973	10,073
Total Other Income and (Expenses)	(17,752)	(35,477)

Income Before Income Taxes and Extraordinary Item	94,670	77,212
Income Taxes	37,868	30,887
Income Before Extraordinary Item	56,802	46,325

Extraordinary Item - Loss on Early Extinguishment of Debt,
Net of Income Tax Benefit of $8,080	(12,119)	-

Net Income	$ 44,683	$ 46,325
	=========	=========

Basic Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.50	$ 0.41
Extraordinary Item - Loss on Early Extinguishment of Debt	(0.11)	-
Total Basic Earnings Per Common Share	$ 0.39	$ 0.41
	=========	=========

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	114,844	113,058
	=========	=========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.47	$ 0.41
Extraordinary Item - Loss on Early Extinguishment of Debt	(0.10)	-
Total Diluted Earnings Per Common Share	$ 0.37	$ 0.41
	=========	=========

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	121,320	113,456
	=========	=========

Dividends Per Common Share	$ 0.05	$ 0.05
	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

	Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 44,683	$ 46,325
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	26,965	26,840
Extraordinary Loss on Early Extinguishment of Debt	20,199	-
Deferred Income Taxes	25,188	27,394
Equity in Earnings of Kinder Morgan Energy Partners	(48,086)	(22,006)
Distributions from Kinder Morgan Energy Partners	44,500	15,919
Deferred Purchased Gas Costs	5,206	2,236
Net Gains on Sales of Facilities	(63)	(1,343)
Changes in Other Working Capital Items	(8,737)	(98,091)
Other, Net	7,954	17,566
Net Cash Flows Provided by Continuing Operations	117,809	14,840
Net Cash Flows Used in Discontinued Operations	(7,506)	(130,597)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	110,303	(115,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(24,508)	(25,139)
Proceeds from Sales to Kinder Morgan Energy Partners	-	330,000
Acquisitions	(15,000)	(19,412)
Investments	(7,893)	(19,367)
Proceeds from Sale of Tom Brown, Inc. Stock	-	13,350
Proceeds from Sales of Other Assets	5,402	854
Net Cash Flows Provided by (Used in) Continuing Investing Activities	(41,999)	280,286
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	25,742	(48,299)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,257)	231,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term Debt, Net	272,500	(137,300)
Long-term Debt - Retired	(420,389)	(317)
Premiums Paid on Early Extinguishment of Debt	(28,529)	-
Common Stock Issued	14,584	8,797
Other Financing, Net	(56,024)	11,818
Treasury Stock, Issued	1,417	-
Cash Dividends, Common	(5,733)	(5,645)
Minority Interests, Net	(30)	(247)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(222,204)	(122,894)

Net Decrease in Cash and Cash Equivalents	(128,158)	(6,664)
Cash and Cash Equivalents at Beginning of Period	141,923	26,378
Cash and Cash Equivalents at End of Period	$ 13,765	$ 19,714
	=========	=========

For supplemental cash flow information, see Note 5.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     General

Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. We have prepared the accompanying unaudited consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2000 Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation.

2.     Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K.

3.     Investments and Sales

We transferred approximately $300 million of assets, effective December 31, 2000, to Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, referred to in this report as "Kinder Morgan Energy Partners." The largest asset we transferred was our wholly owned subsidiary Kinder Morgan Texas Pipeline, L.P. and certain associated entities (a major Texas intrastate natural gas pipeline system). The transfer to Kinder Morgan Energy Partners also included our Douglas and Casper gas processing facilities and associated natural gas gathering systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. As consideration for the transfer, we received approximately $150 million in cash (with an additional cash payment for working capital), 0.6 million Kinder Morgan Energy Partners' common limited partner units and 2.7 million Class-B Kinder Morgan Energy Partners' limited partner units. We recorded a pre-tax gain of $61.6 million (approximately $37.0 million after tax or $0.32 per diluted share) in conjunction with this transfer. Following this transfer, our total interest in Kinder Morgan Energy Partners, including the 2% general partnership interest we own in Kinder Morgan Energy Partners through one of our wholly owned subsidiaries, was approximately 22.3%.

In March 2000, we sold the 918,367 shares of Tom Brown, Inc. Common Stock we had held since early 1996. We recorded a pre-tax gain of $1.4 million ($0.8 million after tax or approximately $0.01 per diluted share) in conjunction with the sale.

4.     Earnings Per Share

Basic earnings per common share is computed based on the monthly weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based on the monthly weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options and Premium Equity Participating Security Units) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	Three Months Ended March 31,
	2001	2000
	(In Thousands)
Weighted-average Common Shares Outstanding	114,844	113,058
Dilutive Common Stock Options	1,850	398
Dilutive Premium Equity Participating Security Units	4,626	-
Shares Used to Compute Diluted Earnings Per Common Share	121,320	113,456
	==========	==========

All stock options outstanding during the first quarter of 2001 were dilutive. Weighted-average stock options outstanding totaling 858,000 and all Premium Equity Participating Security Units were excluded from the diluted earnings per share calculation in the first quarter of 2000 because the effect of including them would have been antidilutive. Note 7 contains more information regarding Premium Equity Participating Security Units, while Note 16 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K contains more information regarding stock options.

5.     Supplemental Cash Flow Information

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

	Three Months Ended March 31,
CHANGES IN OTHER WORKING CAPITAL ITEMS	2001	2000
(Net of Effects of Acquisitions and Sales)	(In Thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable	$ (11,085)	$ (19,007)
Material and Supplies Inventory	(1,345)	(1,385)
Gas in Underground Storage - Current	(4,399)	10,099
Other Current Assets	(14,465)	(1,966)
Accounts Payable	27,508	(30,199)
Other Current Liabilities	(4,951)	(55,633)
	$ (8,737)	$ (98,091)
	=========	=========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 92,885	$ 99,222
	=========	=========
Income Taxes Paid (Received)	$ (5,141)	$ 121
	=========	=========

6.     Business Segments

In accordance with the manner in which we currently manage our businesses, including the allocation of capital and evaluation of business unit performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America, which, together with certain associated entities, operates a major interstate natural gas pipeline system; (2) Kinder Morgan Retail, which distributes, on a largely regulated basis, natural gas to retail customers and (3) Power and Other, which constructs and operates electric power generation facilities and which includes various other activities not constituting business segments. Prior to our December

31, 2000 transfer to Kinder Morgan Energy Partners (see Note 3), we also owned and operated Kinder Morgan Texas Pipeline, a major Texas intrastate natural gas pipeline system.

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K, except that items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business unit performance. An exception to this is that Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Income. In addition, certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In Thousands)
Natural Gas Pipeline Company of America	$ 93,882	$ 194,370	$ -	$ 21,477	$ 5,998	$ 5,481,812
Kinder Morgan Retail	23,514	125,894	44	2,997	4,723	356,774
Power and Other	8,859	27,224	2,032	2,491	13,787	2,421,959[1]
Consolidated	126,255	$ 347,488	$ 2,076	$ 26,965	$ 24,508	$ 8,260,545
General and Administrative Expenses	(15,590)	==========	==========	==========	==========	===========
Other Income and (Expenses)	(15,995)
Income Before Income Taxes and
Extraordinary Item	$ 94,670
	==========
	Three Months Ended March 31, 2000
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In Thousands)
Natural Gas Pipeline Company of America	$ 91,950	$ 147,994	$ 60	$ 21,118	$ 8,926
Kinder Morgan Retail	19,787	68,423	-	2,889	1,594
Kinder Morgan Texas Pipeline[2]	11,330	249,919	-	676	7,824
Power and Other	5,887	14,145	-	2,157	6,795
Discontinued Operations	-	-	-	-	2,758
Consolidated	128,954	$ 480,481	$ 60	$ 26,840	$ 27,897
General and Administrative Expenses	(14,354)	==========	==========	==========	==========
Other Income and (Expenses)	(37,388)
Income Before Income Taxes and
Extraordinary Item	$ 77,212
	==========

1Principally our investment in Kinder Morgan Energy Partners and corporate cash and receivables
2Kinder Morgan Texas Pipeline was transferred to Kinder Morgan Energy Partners effective December 31, 2000.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States.

7.     Financing

We have available a $500 million 364-day credit facility dated October 25, 2000 and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program, and include covenants which are common in such arrangements. Our 2000 Form 10-K contains additional information concerning these bank facilities and their associated covenants. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on our senior debt rating. We had no borrowings under our bank facilities at March 31, 2001.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at March 31, 2001 was $372.5 million. Our weighted-average interest rate on short-term borrowings outstanding at March 31, 2001 was 5.73 percent. Average short-term borrowings outstanding during the first quarter of 2001 were $176.7 million and our weighted-average interest rate was 6.34 percent.

In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term debt. In conjunction with these early extinguishments of debt, we recorded an extraordinary loss of $12.1 million (net of associated tax benefit of $8.1 million), presented as a separate line item in the accompanying Consolidated Statement of Income for the three months ended March 31, 2001.

We currently have outstanding $460 million of Premium Equity Participating Security Units as described in detail in Note 12(B) of the Notes to Consolidated Financial Statements included in our 2000 Form 10-K. On November 30, 2001, these securities will mature, which will result in our receipt of $460 million in cash and our issuance of $460 million of additional common stock. We expect to use the cash proceeds to retire the $400 million of 6.45% Series of Senior Notes due on the same date and a portion of the short-term borrowings then outstanding.

On April 18, 2001, our Board of Directors declared a common stock dividend of $0.05 per share payable on May 15, 2001 to shareholders of record as of April 30, 2001.

8.     Regulatory Matters

On July 17, 2000, Natural Gas Pipeline Company of America filed its Compliance Plan, including pro forma tariff sheets, pursuant to the Federal Energy Regulatory Commission's Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. Natural Gas Pipeline Company of America's filing is currently pending FERC action and any changes to its tariff provisions are not expected to take effect until after the entire Order 637 process is finished for all interstate pipelines. Numerous issues regarding Order Nos. 637 and 637-A are on appeal in the Court of Appeals for the District of Columbia. Initial briefs were filed in April 2001, and oral argument is scheduled for November 2001.

9.     Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income, requires that enterprises report a total for comprehensive income. During the first quarter of 2001, the only difference between our "net income" and our

"comprehensive income" is the unrealized gain or loss on derivatives we utilized for hedging purposes; see Note 10. The only difference between our "net income" and our "comprehensive income" during the first quarter of 2000 was the reclassification of the unrealized gain on our investment in available-for-sale securities, which were sold during the quarter, as discussed in Note 3.

	Three Months Ended March 31,
	2001	2000
	(Thousands of Dollars)
Net Income	$ 44,683	$ 46,325
Unrealized Gain on Derivatives Utilized for Hedging Purposes	12,124	-
Reclassification of Unrealized Gain on Available-for-Sale Securities	-	1,602
Comprehensive Income	$ 56,807	$ 47,927
	==========	==========

The balance of Accumulated Other Comprehensive Income is as follows:

Accumulated Other Comprehensive Income
(In Thousands)
Balance at January 1, 2001	$ (8,658)
Change in Fair Value of Derivatives Utilized for Hedging
Purposes, Before Income Taxes	14,205
Reclassification of Change in Fair Value of Derivatives to
Net Income, Before Income Taxes	6,002
Income Tax Effects of Above Activities	(8,083)
Balance at March 31, 2001	$ 3,466
=========

10.    Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively, "Statement 133." Statement 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, Statement 133 allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

As discussed in our 2000 Form 10-K and following, we enter into derivative contracts solely for the purpose of hedging exposures that accompany our normal business activities. As a result of the adoption of Statement 133, the fair value of our derivative financial instruments utilized for hedging activities as of January 1, 2001 (a loss of $8.7 million) has been reported as accumulated other comprehensive income. In accordance with the provisions of Statement 133, we designated these instruments as hedges of various exposures as discussed following, and we test the effectiveness of changes in the value of these hedging instruments with the risk being hedged. Any hedge ineffectiveness is recognized in the period in which it occurs.

Our business requires that we purchase, sell and consume natural gas. Specifically, we purchase, sell and/or consume natural gas (i) to serve our regulated natural gas distribution sales customers, (ii) to serve certain of our retail natural gas distribution customers in areas where regulatory restructuring has provided for competition in natural gas supply, for customers who have selected the Company as their supplier of choice under our "Choice Gas" program, (iii) as fuel in our Colorado power generation facilities, (iv) as fuel for compressors located on Natural Gas Pipeline Company of America's pipeline system and (v) for operational sales of gas by Natural Gas Pipeline Company of America.

With respect to item (i), we have no commodity risk due to the natural gas cost "pass-through" mechanism that is a part of the regulated retail gas distribution regulatory structure. With respect to item (iii), only one of these power generation facilities is not covered by a long-term, fixed price gas supply agreement at a level sufficient for the current and projected capacity utilization. With respect to item (iv), this fuel is supplied by in-kind fuel recoveries that are part of the transportation tariff.  Items (ii), (v) and the one power facility included under item (iii) that is not covered by a long-term fixed-price natural gas supply agreement, give rise to natural gas commodity risk which we have chosen to substantially mitigate through our risk management program. We provide this mitigation through the use of financial derivative products, and we do not utilize these derivatives for any purpose other than risk mitigation. While we have interest rate risk exposure due to our floating-rate debt, we currently do not hedge this exposure.

Under our Choice Gas program, customers in certain areas served by Kinder Morgan Retail are allowed to choose their natural gas supplier from a list of qualified suppliers, although the transportation of the natural gas to the homes and businesses continues to be provided by Kinder Morgan Retail in all cases. When those customers choose an affiliate of Kinder Morgan Retail as their supplier, we enter into agreements providing for sales of gas to these customers during a one-year period at fixed prices per unit, but variable volumes. We mitigate the risk associated with these anticipated sales of gas by purchasing natural gas futures contracts on the New York Mercantile Exchange ("NYMEX") and, as applicable, over-the-counter basis swaps to mitigate the risk associated with the difference in price changes between Henry Hub (NYMEX) basis and the expected physical delivery location. In addition, we mitigate a portion of the volumetric risk through the purchase of over-the-counter natural gas options. The time period covered by this risk management strategy does not extend beyond one year.

With respect to the power generation facility described above that is not covered by an adequately sized, fixed-price gas supply contract, we are exposed to changes in the price of natural gas as we purchase it to use as fuel for the electricity-generating turbines. In order to mitigate this exposure, we purchase natural gas futures on the NYMEX and, as discussed above, over-the-counter basis swaps on the NYMEX, in amounts representing our expected fuel usage in the near term. In general, we do not hedge this exposure for periods longer than one year.

With respect to operational sales of natural gas made by Natural Gas Pipeline Company of America, we are exposed to risk associated with changes in the price of natural gas during the periods in which these sales are made. We mitigate this risk by selling natural gas futures and, as discussed above, over-the-counter basis swaps, on the NYMEX in the periods in which we expect to make these sales. In general, we do not hedge this exposure for periods in excess of 18 months.

As of January 1, 2001 and during the quarter ended March 31, 2001, all of our derivative activities were designated and qualified as cash flow hedges. We recognized approximately $115,000 of pre-tax loss during the quarter as a result of ineffectiveness of these hedges, which amount is reported within the caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statement of Income for the quarter ended March 31, 2001. There was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

As the hedged sales and purchases take place and we record them into earnings, we will also reclassify the gains and losses included in accumulated other comprehensive income into earnings.  We expect to reclassify into earnings, during 2001, substantially all of the accumulated other comprehensive income balance of $3.5 million, representing unrecognized net gains on derivative activities at March 31, 2001.  During the quarter ended March

31, 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

11.    Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest") and (ii) in the first quarter of 2000, interest income attributable to our note receivable associated with the transfer of certain interests to Kinder Morgan Energy Partners at December 31, 1999 as discussed in Note 5 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K.

	Three Months Ended March 31,
	2001	2000
	(In Thousands)

AFUDC - Interest	$ 1,286	$ 712
Interest Income	$ -	$ 2,647

12.    Other, Net

"Other, Net" as presented in the accompanying Consolidated Statement of Income for the three months ended March 31, 2001 consists of interest income and miscellaneous items. For the three months ended March 31, 2000, "Other, Net" included (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved and (iii) $1.4 million attributable to a gain from the sale of Tom Brown, Inc. common stock.

13.    Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which Kinder Morgan, Inc. owns, through a wholly owned subsidiary, the general partner interest as well as a limited partner interest in the form of Kinder Morgan Energy Partners common units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2000 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Form 10-Q for the quarter ended March 31, 2001 and in its 2000 Form 10-K.

Three Months Ended March 31,
	2001	2000
(In Thousands)
Operating Revenues	$ 1,028,645	$ 157,358
Operating Expenses	890,294	94,297
Operating Income	$ 138,351	$ 63,061
	===========	===========
Net Income	$ 101,667	$ 59,559
	===========	===========

14.    Agreement for Development of Power Generation Facilities

In February 2001, we announced a 16-year agreement with a unit of Williams Companies, Inc. (NYSE:WMB) under which Williams will supply fuel to and market 3,300 megawatts of capacity for six natural gas-fired, intermediate-peaking power generation facilities to be developed by Kinder Morgan Power Company over the next four years. Each of the six facilities will produce approximately 550 megawatts of electricity and will be located in the mid-continent and southeast regions of the United States. The first of the planned six facilities is currently under construction in Jackson, Michigan and is expected to come online during the second quarter of 2002. Construction of the second and third facilities is planned for completion by the second quarter of 2003 and the final three by the second quarter of 2004.

15.    Environmental and Legal Matters

(A)    Environmental Matters

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

See Note 9(A) of Notes to Consolidated Financial Statements in our 2000 Form 10-K for additional information regarding environmental matters.

(B)     Litigation Matters

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado and several of its affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges Questar’s failure to support the TransColorado partnership, together with its decision to seek regulatory approval for a project that competes with the Partnership, in breach of its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar’s breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against certain of our entities and us for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. On December 15, 2000, the parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar’s interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. On January 31, 2001, the Court dismissed Questar’s counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar’s Third Party Complaint. Discovery has commenced. On April 19, 2001, Questar filed its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegation against us as set forth above.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of natural gas, mismeasured natural gas, delayed his development of natural gas reserves, and other claims arising out of a contract to purchase natural gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Mr. Grynberg on his contract claim that he failed to receive the proper price for his natural gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted natural gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same natural gas to interstate commerce. The background of that proceeding is described in the immediately following paragraph. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the natural gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals. Grynberg recently withdrew this appeal. The action in Colorado remains stayed pending receipt of the mandate from the Court of Appeals.

Jack J. Grynberg v. Rocky Mountain Natural Gas Company, Docket No. GP91-8-008. Rocky Mountain Natural Gas Company v. Jack J. Grynberg, Docket No. GP91-10-008. On May 8, 1991, Grynberg filed a petition for declaratory order with the FERC seeking a determination whether he was entitled to the price he seeks in the Jefferson County District Court proceeding referred to in the immediately preceding paragraph. While Grynberg initially received a favorable decision from the FERC, that decision was reversed by the Court of Appeals for the District of Columbia Circuit on June 6, 1997. This matter has been remanded to the FERC for subsequent proceedings. The matter was set for an expedited evidentiary hearing, and an Initial Decision favorable to Rocky Mountain was issued on March 15, 1999. That decision determined that Grynberg had intentionally diverted natural gas from an earlier dedication to interstate commerce in violation of the Natural Gas Act and denied him equitable administrative relief. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg filed a Notice of Appeal of the FERC's decision to the D.C. Circuit Court of Appeals. Grynberg recently withdrew this appeal.

Quinque Operating Company, et. al. v. Gas Pipelines, et. al., Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic natural gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference recently occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Discovery has not commenced.

K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On February 23, 2000, the federal district court dismissed this Complaint with prejudice.  Recently, Rode and McDonald filed notices of appeal of both the state court and federal court dismissals.  A third related class action case styled, Adams vs. Kinder Morgan, Inc., et. al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2000, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice.  On April 27, 2001, the Adams plaintiffs filed their second amended Complaint.

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

See Note 9(B) of Notes to Consolidated Financial Statements of our 2000 Form 10-K for additional information regarding legal matters.

16.    Recent Development

As we discussed in our 2000 Form 10-K, Kinder Morgan Management, LLC, an indirect wholly owned subsidiary of Kinder Morgan, Inc., has filed a registration statement with the Securities and Exchange Commission to issue and sell shares to the public. On May 14, 2001, the Securities and Exchange Commission declared the registration statement effective.  Upon completion of the offering, scheduled for May 18, 2001, Kinder Morgan Management, LLC will become a partner in Kinder Morgan Energy Partners, L.P. and will manage and control its business and affairs. The net proceeds from the offering will be used to buy i-units from Kinder Morgan Energy Partners. The i-units will be a new class of Kinder Morgan Energy Partners' limited partner interests and will be issued only to Kinder Morgan Management, LLC. As described in our 2000 Form 10-K, we have certain rights and obligations with respect to these securities.

In the initial public offering, Kinder Morgan Management, LLC will issue a total of 14,875,000 shares (assuming no exercise of the underwriters' over-allotment option), 1,487,500 of which will be purchased by Kinder Morgan, Inc. (utilizing incremental short-term borrowings), with the balance purchased by the public. After taking into account the minority interest in the i-units held by Kinder Morgan Management, LLC, this proposed transaction is expected to reduce Kinder Morgan, Inc.'s total ownership in Kinder Morgan Energy Partners from approximately 22.3% to approximately 20.4%. As discussed in our 2000 Form 10-K, we have elected to treat transactions such as this as "capital" transactions and, accordingly, there will be no gain or loss recorded. Instead, the impact of any difference between sales proceeds and our underlying book basis will affect paid-in capital and our investment account (including associated amortization).

17.    Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying Statements of Consolidated Cash Flows in the caption Net Cash Flows Used in Discontinued Operations, for the three months ended March 31, 2001, results from cash activity attributable to the remaining reserve for disposal of discontinued operations. For the three months ended March 31, 2000, the cash outflows shown in this caption result from reduced utilization of our receivables sales facility. The caption Net Cash Flows Provided By (Used in) Discontinued Investing Activities, for the three months ended March 31, 2001, includes cash received in the first quarter of 2001 for discontinued operations sold during 2000, and for the three months ended March 31, 2000, primarily represents cash paid for a lease buyout on assets included in discontinued operations prior to divestiture. Note 6 of Notes to Consolidated Financial Statements of our 2000 Form 10-K contains additional information on these matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes and the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2000 Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected for an entire year. As discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements, we have engaged in acquisition and divestiture transactions (and may engage in additional such transactions), which may affect the comparison of results of operations between periods.

Consolidated Financial Results
	Three Months Ended March 31,
	2001	2000	Increase Decrease
	(In Thousands Except Per Share Amounts)

Operating Revenues	$ 347,488	$ 480,481	$ (132,993)
Gas Purchases and Other Costs of Sales	155,584	277,911	(122,327)
Gross Margin	191,904	202,570	(10,666)
Operating Expenses Other Than Corporate Costs	63,892	75,527	(11,635)
Operating Income Before Corporate Costs	128,012	127,043	969
General and Administrative Expenses	15,590	14,354	1,236
Operating Income	112,422	112,689	(267)
Other Income and (Expenses)	(17,752)	(35,477)	17,725
Income Before Income Taxes and Extraordinary Item	94,670	77,212	17,458
Income Taxes	37,868	30,887	6,981
Income Before Extraordinary Item	56,802	46,325	10,477
Extraordinary Item - Loss on Early Extinguishment of Debt	(12,119)	-	(12,119)
Net Income	$ 44,683	$ 46,325	$ (1,642)
	==========	==========	==========
Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.47	$ 0.41	$ 0.06
Extraordinary Item - Loss on Early Extinguishment of Debt	(0.10)	-	(0.10)
Total Diluted Earnings Per Common Share	$ 0.37	$ 0.41	$ (0.04)
	==========	==========	==========

Our results for the three months ended March 31, 2001, in comparison to 2000, reflect a decrease of $133.0 million in operating revenues, a decrease of $10.7 million in gross margin, an increase in operating income before corporate costs of $1.0 million, a decrease of $0.3 million in operating income and an increase of $10.5 million in income before an extraordinary item. The decrease in operating revenues and corresponding gross margin is principally due to the fact that operating results for 2000, but not 2001, include the results of operations of Kinder Morgan Texas Pipeline, which was transferred to Kinder Morgan Energy Partners in December 2000. See Note 3 of the accompanying Notes to Consolidated Financial Statements for further information regarding this transaction. The decrease in revenues and gross margin from Kinder Morgan Texas Pipeline is partially offset by increases in revenues and gross margin in our other business units, as discussed in more detail in the individual business unit sections later in this report. The increase in gross margin from our other business units allowed us to record an increase of $1.0 million in operating income before corporate costs despite the reduction of $11.3 million of operating income due to the transfer of Kinder Morgan Texas Pipeline.  General and administrative expenses increased by $1.2 million in the first quarter of 2001, principally due to higher employee benefit costs.

Below the operating income line, results for 2001 include an increase of $26.1 million in earnings from our investment in Kinder Morgan Energy Partners (net of associated amortization of excess investment). Losses from other equity investments increased by $3.9 million, principally due to the reduction of equity earnings from the Thermo Cogeneration Partnership caused by an increase in fuel expenses (see the "Power and Other" business unit discussion later in this report). Interest expense decreased by $2.3 million in 2001, reflecting our reduced debt levels resulting from application of the cash proceeds from the sales of our discontinued businesses and increased cash distributions from Kinder Morgan Energy Partners. Other income for the first quarter of 2000 included $9.4 million from various non-recurring items. Additional information on these non-operating income and expense items is included under "Other Income and (Expenses)" following, and information concerning the acquisitions and asset sales is contained in Note 3 of the accompanying Notes to Consolidated Financial Statements.

Diluted earnings per common share before an extraordinary item for early extinguishment of debt increased from $0.41 per share in 2000 to $0.47 per share in 2001, an increase of $0.06 (14.6%). In addition to the operating and financing factors described preceding, this increase also reflects an increase of 7.9 million (6.9%) in average diluted shares outstanding, largely due to the dilutive effect of our Premium Equity Participating Security Units, which will mature in November 2001. See Note 7 of the accompanying Notes to Consolidated Financial Statements for further information on the Premium Equity Participating Security Units. Total diluted earnings per common share decreased $0.04 (9.8%) from $0.41 per common share in 2000 to $0.37 per common share in 2001, reflecting, in addition to the factors discussed preceding, the impact of an extraordinary loss on early extinguishment of two series of debt securities in 2001 totaling $20.2 million ($12.1 million after tax, or $0.10 per diluted common share). See Note 7 of the accompanying Notes to Consolidated Financial Statements for further information regarding the extinguishment of these debt securities.

Results of Operations

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business units so that performance can be effectively monitored and reported for a limited number of discrete businesses. Currently, we manage and report our operations in the following business units:

Business Unit	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
Retail Natural Gas Distribution	The regulated sale of natural gas to residential, commercial and industrial customers and the non-utility sales of natural gas to certain utility customers under the Choice Gas Program	Kinder Morgan Retail
Power Generation and Other	The construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments	Power and Other

We also owned and operated Kinder Morgan Texas Pipeline, a major intrastate natural gas pipeline system, until it was transferred (along with certain associated entities and other assets) to Kinder Morgan Energy Partners in December 2000. This transfer is discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements.

The accounting policies applied in the generation of business unit information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K, except that items below the "Operating Income" line are either not allocated to business units or are not considered by management in its evaluation of business unit performance. An exception to this is that Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its business unit operating results. These equity-method earnings are included in "Other Income and (Expenses)" in our consolidated income statements. In addition, certain items included in consolidated operating income (such as general and administrative expenses) are not allocated to individual business units. With adjustment for these items, we currently evaluate business unit performance primarily based on operating income in relation to the level of assets employed. We account for sales between business units at market prices. For comparative purposes, prior period results and balances have been reclassified as necessary to conform to the current presentation.

Following are operating results by individual business unit (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America
	Three Months Ended March 31,
	2001	2000	Increase (Decrease)
	(In Thousands Except Systems Throughput)

Operating Revenues	$ 194,370	$ 148,054	$ 46,316
Gas Purchases and Other Costs of Sales	58,142	13,800	44,342
Gross Margin	136,228	134,254	1,974

Other Operating Expenses:
Operations and Maintenance	15,576	16,258	(682)
Depreciation and Amortization	21,477	21,118	359
Taxes, Other Than Income Taxes	5,293	4,928	365
Total Other Operating Expenses	42,346	42,304	42

Operating Income Before Corporate Costs	$ 93,882	$ 91,950	$ 1,932
	=========	=========	=========

Systems Throughput (Trillion Btus)	399.0	415.0	(16.0)
	=========	=========	=========

Natural Gas Pipeline Company of America’s operating income before corporate costs increased from $92.0 million in the first quarter of 2000 to $93.9 million in the first quarter of 2001, an increase of $1.9 million (2.1%). Substantially all of this increase was attributable to an increase in gross margin, as increases in depreciation and amortization (reflecting increased investment) and taxes, other than income taxes were offset by a decrease in contributions to the Gas Research Institute (which decrease is offset by a corresponding decrease in transportation revenues). The increase in gross margin is attributable to increased storage and other revenues in the first quarter of 2001, partially offset by reduced 2001 transportation revenues under certain contracts and the fact that 2000 results included a $3.3 million refund of previously expensed transportation charges from an unaffiliated interstate pipeline.

In accordance with the "fee-based" aspect of our business strategy, Natural Gas Pipeline Company of America has achieved significant success extending existing contracts and obtaining new contracts for firm transportation capacity on its pipeline system. In addition to extending key capacity arrangements, we have also pursued throughput growth on Natural Gas Pipeline Company of America's  system through our HubAmerica program, new transportation and balancing services, and by pursuing agreements to provide natural gas transportation and storage services to new and existing gas-fired electric generation facilities along the system. Since the announcement of our "back-to-basics" approach to business operations, we have contracted to supply natural gas transportation services to approximately 20 electric generation facilities along our system totaling approximately 11,500 megawatts of electric generation capacity. As these facilities are brought on line in 2001 and beyond, these contracts represent approximately $11 million in annual revenue growth to this business unit. In addition to internal growth on Natural Gas Pipeline Company of America's existing pipeline system, we are also pursuing opportunities to expand the system. Two major expansion projects under way are the Horizon Pipeline project in Northern Illinois and the extension of our system into the metropolitan east area of St. Louis. Both the Horizon Pipeline and the St. Louis extension are expected to be placed into service by mid-year 2002. Please refer to our 2000 Form 10-K for additional information regarding the Natural Gas Pipeline Company of America business unit.

Kinder Morgan Retail
	Three Months Ended March 31,
	2001	2000	Increase (Decrease)
	(In Thousands Except Systems Throughput)
Operating Revenues:
Gas Sales	$111,495	$ 53,910	$ 57,585
Transportation	11,662	11,257	405
Other	2,781	3,256	(475)
Total Operating Revenues	125,938	68,423	57,515
Gas Purchases and Other Costs of Sales	88,600	35,306	53,294
Gross Margin	37,338	33,117	4,221

Other Operating Expenses:
Operations and Maintenance	10,122	9,812	310
Depreciation and Amortization	2,997	2,889	108
Taxes, Other Than Income Taxes	705	629	76
Total Other Operating Expenses	13,824	13,330	494

Operating Income Before Corporate Costs	$ 23,514	$ 19,787	$ 3,727
	========	========	========

Systems Throughput (Trillion Btus)[1]	14.8	13.1	1.7
	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's operating income before corporate costs increased from $19.8 million in the first quarter of 2000 to $23.5 million in the first quarter of 2001, an increase of $3.7 million (18.8%). Gross margin increased from $33.1 million in the first quarter of 2000 to $37.3 million in the first quarter of 2001, an increase of $4.2 million (12.7%). Kinder Morgan Retail's operating results were positively impacted in 2001, relative to 2000, by (i) increased system throughput in the first quarter of 2001 and (ii) the inclusion, in 2001 results, of revenue from the Wolf Creek storage system. These positive impacts were partially offset by (i) increased operations and maintenance expenses resulting from increased throughput activity, (ii) increased depreciation expense resulting from asset additions, including the addition of the Wolf Creek storage system mentioned above and (iii) increased property tax expense related to asset additions, again including the Wolf Creek storage system. In an effort to reduce income volatility in this heavily weather-dependent business unit, we have instituted a weather hedging program. We believe that this weather hedging program will reduce our potential future income volatility caused by abnormal weather. This will allow us to concentrate on future growth via system throughput expansion and other operating efficiencies. Please refer to our 2000 Form 10-K for additional information regarding the Kinder Morgan Retail business unit.

Power and Other
	Three Months Ended March 31,
	2001	2000	Increase (Decrease)
	(In Thousands)
Total Operating Revenues	$ 29,256	$ 14,145	$ 15,111
Gas Purchases and Other Costs of Sales	10,918	3,076	7,842
Gross Margin	18,338	11,069	7,269

Other Operating Expenses:
Operations and Maintenance	4,820	4,615	205
Depreciation and Amortization	2,491	2,157	334
Taxes, Other Than Income Taxes	411	321	90
Total Other Operating Expenses	7,722	7,093	629

Operating Income Before Corporate Costs	10,616	3,976	6,640

Equity in Earnings (Losses) of Power Investments	(1,757)	1,911	(3,668)

Operating Income Plus Equity in Earnings of Power Investments	$ 8,859	$ 5,887	$ 2,972
	========	========	========

Power and Other operating income before corporate costs, including equity power investments, increased by $3.0 million (50.5%) from the first quarter of 2000 to the first quarter of 2001. Operating results for 2001 were positively impacted, relative to 2000, by increased fee revenues for power plant development and, to a lesser extent, increased income from our operating agreement with HS Resources, Inc. These positive impacts were partially offset by (i) a $3.7 million reduction in equity in earnings from our investment in Thermo Cogeneration Partnership, primarily due to increased fuel costs, (ii) increased depreciation expense resulting from asset additions and (iii) increased operations and maintenance expenses resulting from overall expansion in the scope of this business unit as the number of power projects has increased. As announced in February 2001, we have entered into a 16-year agreement with a unit of Williams Companies, Inc. (NYSE:WMB) under which Williams will supply fuel to and market 3,300 megawatts of electric generation capacity for six natural gas-fired electric generation facilities to be developed by Kinder Morgan Power Company. These facilities are expected to be placed into service between 2002 and 2004. Results from our international operations and internal communications services, which activities are also included in this business unit, had a negligible impact on the year-to-year change in operating income.

As we announced on November 30, 1999, we have entered into agreements with HS Resources, Inc. for the sale of certain assets in the Wattenberg field area of the Denver-Julesberg Basin. Under the terms of the agreements, HS Resources, Inc. commenced operating these assets. We are receiving payments from HS Resources, Inc. during 2000 and 2001, with the legal transfer of ownership expected to occur on or before December 15, 2001. Once the sale is effected, we will no longer receive payments from HS Resources or record income associated with this agreement. Please refer to our 2000 Form 10-K for additional information regarding the Power and Other business unit.

Kinder Morgan Texas Pipeline
Three Months Ended
March 31, 2000
(In Thousands Except Systems Throughput)
Operating Revenues
Gas Sales	$ 231,963
Transportation and Storage	7,217
Other	10,739
Total Operating Revenues	249,919
Gas Purchases and Other Costs of Sales	225,789
Gross Margin	24,130

Other Operating Expenses:
Operations and Maintenance	11,195
Depreciation and Amortization	676
Taxes, Other Than Income Taxes	929
Total Other Operating Expenses	12,800

Operating Income Before Corporate Costs	$ 11,330
==========
Systems Throughput (Trillion Btus)	144.2
==========

Effective December 31, 2000, we completed the transfer of several assets to Kinder Morgan Energy Partners, including Kinder Morgan Texas Pipeline. Additional information on this transaction is contained in Note 3 of the accompanying Notes to Consolidated Financial Statements.

Other Income and (Expenses)
	Three Months Ended March 31,
	2001	2000	Earnings Increase (Decrease)
	(In Thousands)

Interest Expense, Net	$ (58,287)	$ (60,584)	$ 2,297
Equity in Earnings of Kinder Morgan Energy Partners:
Equity in Earnings	55,037	29,583	25,454
Amortization of Excess Investment	(6,951)	(7,577)	626
Equity in Earnings (Losses) of Power Segment[1]	(1,757)	1,911	(3,668)
Other Equity in Losses	(3,122)	(2,899)	(223)
Minority Interests	(5,645)	(5,984)	339
Other, Net	2,973	10,073	(7,100)
Total	$ (17,752)	$ (35,477)	$ 17,725
	=========	=========	=========

1 See discussion regarding this under the heading "Power and Other."

Interest expense decreased by $2.3 million (3.8%) from the first quarter of 2000 to the first quarter of 2001. This decrease is principally the result of reduced debt levels resulting from (i) increased cash distributions from Kinder Morgan Energy Partners, (ii) proceeds from the transfer of Kinder Morgan Texas Pipeline and other assets to Kinder Morgan Energy Partners in December 2000 and (iii) proceeds from sales of discontinued businesses. See Note 3 of the accompanying Notes to Consolidated Financial Statements for information regarding the transfer to Kinder Morgan Energy Partners. See Note 17 of the accompanying Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Our equity in earnings of Kinder Morgan Energy Partners, net of associated amortization, increased by $26.1 million (118.5%) from the first quarter of 2000 to the first quarter of 2001. This increase was the result of (i) increased incentive distributions from Kinder Morgan Energy Partners resulting from our ownership of the general partner of Kinder Morgan Energy Partners and (ii) increased income from our limited partner interests in Kinder Morgan Energy Partners due to our and our affiliates' ownership of 11.3 million common limited partner units and 2.7 million Class B limited partner units. The reader is directed to Note 13 of the accompanying Notes to Consolidated Financial Statements and Kinder Morgan Energy Partners' quarterly report on Form 10-Q for the period ended March 31, 2001 for additional information regarding the results of Kinder Morgan Energy Partners. The increased losses from "Other Equity in Earnings" in 2001 was principally due to slightly higher losses from our TransColorado investment.

The expense associated with "Minority Interests" in each period principally represents the costs associated with our two series of Capital Trust Securities. These securities are described in Note 12(C) of Notes to Consolidated Financial Statements included in our 2000 Form 10-K.

The change in "Other, Net" from the first quarter of 2000 to the first quarter of 2001 was principally due to the inclusion in 2000 results of (i) $4.1 million due to the recovery of note receivable proceeds in excess of carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved and (iii) $1.4 million attributable to a gain from the sale of Tom Brown, Inc. common stock. For additional information with respect to the sale of the Tom Brown, Inc. common stock, see Note 3 of the accompanying Notes to Consolidated Financial Statements.

Income Taxes
	Three Months Ended March 31,
	2001	2000	Increase (Decrease)
	(In Thousands)

Income Tax Provision	$ 37,868	$ 30,887	$ 6,981
	==========	==========	==========
Effective Tax Rate	40.0%	40.0%	-
	==========	==========	==========

The increase of $7.0 million in the income tax provision from the first quarter of 2000 to the first quarter of 2001 was the result of an increase of $17.5 million in income before income taxes and extraordinary item. The effective tax rate for both periods was approximately 40 percent.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. Note 17 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.  The cash flow impacts associated with discontinued operations are discussed under "Cash Flows" following.

Liquidity and Capital Resources

The following table illustrates the sources of our invested capital. The balances at December 31, 1998 and thereafter reflect the incremental capital associated with our acquisition of MidCon Corp., including our post-acquisition refinancings completed in 1998. The balances at December 31, 1999 and 2000, and March 31, 2001 also reflect the impacts associated with our acquisition of Kinder Morgan Delaware and our transfer of certain assets to Kinder Morgan Energy Partners. Note 3 of the accompanying Notes to Consolidated Financial Statements, and our 2000 Form 10-K, contain additional information on these transactions. The balance at March 31, 2001 also reflects the early retirement of two series of debt securities as described in "Net Cash Flows from Financing Activities" following and in Note 7 of the accompanying Notes to Consolidated Financial Statements. Our capitalization during 2001 will be affected by, among other things, the maturity of our Premium Equity Participating Security Units, also described in Note 7 of the accompanying Notes to Consolidated Financial Statements.

	March 31,	December 31,
	2001	2000	1999	1998
	(Dollars In Thousands)

Long-term Debt	$ 2,460,259	$ 2,478,983	$ 3,293,326	$ 3,300,025
Common Equity	1,836,392	1,777,624	1,649,615	1,219,043
Preferred Stock	-	-	-	7,000
Capital Trust Securities	275,000	275,000	275,000	275,000
Capitalization	4,571,651	4,531,607	5,217,941	4,801,068
Short-term Debt	779,667	908,167	581,567	1,702,013[1]
Invested Capital	$ 5,351,318	$ 5,439,774	$ 5,799,508	$ 6,503,081
	===========	===========	===========	===========
Capitalization:
Long-term Debt	53.8%	54.7%	63.1%	68.7%
Common Equity	40.2%	39.2%	31.6%	25.4%
Preferred Stock	-	-	-	0.2%
Capital Trust Securities	6.0%	6.1%	5.3%	5.7%

Invested Capital:
Total Debt	60.5%[2]	62.3%	66.8%	76.9%
Equity, Including Capital Trust Securities	39.5%[2]	37.7%	33.2%	23.1%

1 Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp., which note was repaid in January 1999.
2 If adjusted to reflect the November 2001 maturity of the Premium Equity Participating Security Units (see "Net Cash Flows from Financing Activities") and the associated $460 million increase in equity and decrease in debt, the ratios would be: Debt - 51.9%, Equity - 48.1%.

As we discussed in our 2000 Form 10-K, Kinder Morgan Management, LLC, an indirect wholly owned subsidiary of Kinder Morgan, Inc., has filed a registration statement with the Securities and Exchange Commission to issue and sell shares to the public. Upon completion of that proposed offering, Kinder Morgan Management, LLC will become a partner in Kinder Morgan Energy Partners, L.P. and will manage and control its business and affairs. The net proceeds from the offering would be used to buy i-units from Kinder Morgan Energy Partners. The i-units would be a new class of Kinder Morgan Energy Partners' limited partner interests and would be issued only to Kinder Morgan Management, LLC. As described in our 2000 Form 10-K, we have certain rights and obligations with respect to these securities.

It is currently expected that Kinder Morgan Management, LLC will issue a total of 9,000,000 shares (assuming no exercise of the underwriters' over-allotment option), 900,000 of which will be purchased by Kinder Morgan, Inc., with the balance purchased by the public. After taking into account the minority interest in the i-units held by Kinder Morgan Management, LLC, this proposed transaction is expected to reduce Kinder Morgan, Inc.'s total ownership in Kinder Morgan Energy Partners from approximately 22.3% to approximately 21.0%. As discussed in our 2000 Form 10-K, we have elected to treat transactions such as this as "capital" transactions and, accordingly, there will be no gain or loss recorded. Instead, the impact of any difference between sales proceeds and our underlying book basis will affect paid-in capital and our investment account (including associated amortization).

Kinder Morgan Energy Partners has adopted an aggressive acquisition strategy and it is expected that future acquisitions will be financed, in part, by issuance of additional limited partnership units. Therefore, it is expected that future similar transactions will occur. Nevertheless, because (i) it is Kinder Morgan Energy Partners' policy that such acquisitions be accretive to cash flow per common unit, (ii) the general partner interest is not diluted by such transactions and (iii) for a given level of cash distribution, the incentive distribution structure results in relatively larger distributions to the general partner as the number of limited partnership units outstanding increases, it is not anticipated that additional transactions will collectively have an adverse effect on cash flows or earnings from this investment.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Statements of Consolidated Cash Flows and related supplemental disclosures included in our 2000 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by (Used in) Operating Activities" increased from a use of $115.8 million in the first quarter of 2000 to a source of $110.3 million in the first quarter of 2001, an increase of $226.1 million. This increase is primarily due to (i) a decrease of $123.1 million in cash flows used for discontinued operations, primarily attributable to the reduced utilization of our receivables sales facility as further discussed in the following paragraph, (ii) a $28.6 million increase in cash inflows from our investment in Kinder Morgan Energy Partners and (iii) a decrease of $89.4 million in cash flows used for working capital requirements.  Net cash flows used in discontinued operations result from cash activity attributable to the remaining reserve for disposal of discontinued operations.

As more fully discussed in our 2000 Form 10-K, in September 1999, we established a receivables sales facility that provided up to $150 million of additional liquidity. In accordance with this agreement, proceeds of $150 million were received on September 30, 1999. In accordance with authoritative accounting guidelines, cash flows associated with this facility are included with "Cash flows from Operating Activities" in the accompanying interim Consolidated Statements of Cash Flows. In February 2000, we reduced our participation in this receivables sales program by $124.9 million, principally as a result of our then-pending disposition of our wholesale gas marketing business (see Note 6 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K). A $124.7 million reduction in the receivables sales program in the first quarter of 2000 is included with the caption "Net Cash Flows Provided by (Used in) Discontinued Operations" on the accompanying interim Consolidated Statements of Cash Flows. On April 25, 2000, we repaid the residual balance and terminated the agreement.

Net Cash Flows from Investing Activities

"Net Cash Flows Provided by (Used in) Investing Activities" decreased from a source of $232.0 million in the first quarter of 2000 to a use of $16.3 million in the first quarter of 2001, a net decrease of $248.3 million. This decrease was principally due to (i) a $330 million decrease due to the fact that first-quarter 2000 cash flows included proceeds from our December 1999 transfer of certain assets and interests to Kinder Morgan Energy

Partners, (ii) a $13.4 million decrease due to the fact that first quarter 2000 cash flows included proceeds from our sale of Tom Brown, Inc. common stock and (iii) a $74.0 million increase in cash flows from discontinued operations as a result of (1) $25.7 million received in the first quarter of 2001 for discontinued operations sold during 2000 and (2) an outflow of $59.9 million in the first quarter of 2000 for a lease buyout on assets included in discontinued operations prior to divestiture. Please refer to Note 3 of the accompanying Notes to Consolidated Financial Statements and Notes 5 and 6 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K for additional information regarding these transactions.

Net Cash Flows from Financing Activities

"Net Cash Flows Used in Financing Activities" increased from $122.9 million in the first quarter of 2000 to $222.2 million in the first quarter of 2001, an increase of $99.3 million. This increase was principally due to (i) $448.5 million of cash used in the first quarter of 2001 for the early extinguishment of two series of debt securities (see Note 7 of the accompanying Notes to Consolidated Financial Statements), (ii) a change in net short-term borrowing of $409.8 million principally due to (1) a reduction in net short-term borrowing in the first quarter of 2000 facilitated by cash inflows from investing activities (see "Net Cash Flows from Investing Activities" above) and (2) an increase in net short-term borrowing in the first-quarter of 2001, principally to fund a portion of the early extinguishment of long-term debt as discussed previously and (iii) a net cash outflow of $56.0 million in the first quarter of 2001 due to an increase in restricted deposit requirements made on behalf of an affiliate.

Our principal sources of short-term liquidity are our revolving bank facilities totaling $900 million. At March 31, 2001, we had $372.5 million of commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $382.4 million at April 30, 2001. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $524.2 million and $514.3 million at March 31, 2001 and April 30, 2001, respectively. As described in our 2000 Form 10-K, these bank facilities and certain of our operating lease arrangements contain covenants related to our ratio of debt to total capitalization, consolidated net worth and debt ratings. For additional information on utilization of these facilities, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term debt. In conjunction with these early extinguishments of debt, we recorded an extraordinary loss of $12.1 million (net of associated tax benefit of $8.1 million), presented as a separate line item in the accompanying interim Consolidated Statement of Income for the three months ended March 31, 2001.

We currently have outstanding $460 million of Premium Equity Participating Security Units as described in detail in Note 12(B) of the Notes to Consolidated Financial Statements included in our 2000 Form 10-K. On November 30, 2001, these securities will mature, which will result in our receipt of $460 million in cash and our issuance of $460 million of additional common stock. We expect to use the cash proceeds to retire the $400 million of 6.45% Series of Senior Notes due on the same date and a portion of the short-term borrowings then outstanding.

On April 18, 2001, our Board of Directors declared a common stock dividend of $0.05 per share payable on May 15, 2001 to shareholders of record as of April 30, 2001.

Regulatory Matters

See Note 8 of the accompanying Notes to Consolidated Financial Statements for information regarding regulatory matters. The reader is also directed to Note 8 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K for additional information on regulatory matters.

Environmental and Legal Matters

See Note 15(A) and 15(B) of the accompanying Notes to Consolidated Financial Statements for information regarding environmental and legal matters. The reader is also directed to Notes 9(A) and 9(B) of Notes to Consolidated Financial Statements included in our 2000 Form 10-K for additional information on our pending environmental and litigation matters. We believe we have established adequate reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations.

Business Strategy

The reader is directed to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2000 Form 10-K for a discussion of our business strategy.

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

•

price trends, stability and overall demand for natural gas and electricity in the United States; economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;
•	the various factors which affect Kinder Morgan Energy Partners' ability to maintain or increase its level of earnings and distributions;
•	our ability to integrate any acquired operations into our existing operations;
•	changes in laws or regulations, third-party relationships and approvals, decisions of courts, regulators and governmental bodies that may affect our business or our ability to compete;
•	our ability to achieve cost savings and revenue growth;
•	conditions in capital markets;
•	rates of inflation;
•	interest rates;
•	political and economic stability of oil producing nations;
•	the pace of deregulation of retail natural gas and electricity;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and
•	the timing and success of business development efforts.

You should not put an undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2000, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2000 Form 10-K. Effective January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. See Note 10 of the accompanying Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The reader is directed to Note 15 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

           (A)     Exhibits

           None

           (B)     Reports on Form 8-K

(1)	Current Report on Form 8-K dated January 9, 2001 was filed on January 10, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to discuss, at an analyst meeting on January 10, 2001 at approximately 10:50 a.m. Eastern Standard Time various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and the availability of materials to be presented at the meeting on Kinder Morgan, Inc.'s website.

(2)	Current Report on Form 8-K dated January 30, 2001 was filed on January 30, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to discuss, at an analyst meeting on January 30, 2001 at approximately 2:45 p.m. Eastern Standard Time various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and the availability of materials to be presented at the meeting on Kinder Morgan, Inc.'s website.

(3)	Current Report on Form 8-K dated February 1, 2001 was filed on February 1, 2001 pursuant to Items 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. announced that it was planning to restate its previously issued financial statements for two matters and filing pro forma financial information to reflect the restatement. Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed certain pro forma

29
financial information. Kinder Morgan, Inc.'s press release dated January 17, 2001 was filed as Exhibit 99.1.

(4)	Current Report on Form 8-K dated February 14, 2001 was filed on February 14, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to discuss, at the UBS Warburg Energy Conference on February 15, 2001 at approximately 8:00 a.m. Eastern Standard Time various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P., and the availability of materials to be presented at the meeting on Kinder Morgan, Inc.'s website.

(5)	Current Report on Form 8-K dated February 16, 2001 was filed on February 20, 2001 pursuant to Items 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. filed (i) financial statements as of December 31, 2000 and for the three years then ended, (ii) quarterly unaudited financial information for 2000 and 1999, (iii) selected financial data for each of the five years in the period ended December 31, 2000, (iv) Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods covered by the financial statements described under (i), (v) quantitative and qualitative disclosures about market risk and (vi) Schedule II - Valuation and Qualifying Accounts. The consolidated financial statements and related notes of Kinder Morgan Energy Partners, L.P. were incorporated by reference from its Form 8-K filing dated February 16, 2001. Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed (i) as Exhibit 23.1, the consent of PricewaterhouseCoopers LLP, (ii) as Exhibit 23.2, the consent of Arthur Andersen LLP and (iii) as Exhibit 99.1, the Form 8-K of Kinder Morgan Energy Partners, L.P. dated February 16, 2001, including the consolidated financial statements of Kinder Morgan Energy Partners, L.P.

(6)	Current Report on Form 8-K dated March 5, 2001 was filed on March 5, 2001 pursuant to Items 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. announced that it had reached an agreement with a unit of Williams Companies, Inc. (NYSE: WMB) under which Williams would supply fuel to and market 3,300 megawatts of capacity for 16 years for six natural gas-fired, intermediate-peaking power generation facilities to be developed by Kinder Morgan Power Company over the next four years. Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed, as Exhibit 99.1, its press release dated February 20, 2001 on the Williams agreement.

(7)	Current Report on Form 8-K/A dated April 4, 2001 was filed on April 5, 2001 pursuant to Items 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. filed (i) financial statements as of December 31, 2000 and for the three years then ended, (ii) quarterly unaudited financial information for 2000 and 1999, (iii) selected financial data for each of the five years in the period ended December 31, 2000, (iv) Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods covered by the financial statements described under (i), (v) quantitative and qualitative disclosures about market risk and (vi) Schedule II - Valuation and Qualifying Accounts. Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed (i) as Exhibit 99.1, the Form 10-K/A of Kinder Morgan, Inc. dated April 4, 2001 and (ii) as Exhibit 99.2, the Form 10-K/A of Kinder Morgan Energy Partners, L.P. dated April 4, 2001.

30
(8)	Current Report on Form 8-K dated May 2, 2001 was filed on May 2, 2001 pursuant to Item 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. stated that on April 18, 2001, Kinder Morgan, Inc. issued a press release reporting its first quarter 2001 earnings. Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed, as Exhibit 99(a), its press release dated April 18, 2001.

(9)	Current Report on Form 8-K/A dated May 2, 2001 was filed on May 2, 2001 pursuant to Item 7. of that form.

Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed, as Exhibit 99(a), its press release dated April 18, 2001, including supplemental information inadvertently omitted from the last page of the press release included as Exhibit 99(a) of its Form 8-K dated May 2, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
(Registrant)

May 15, 2001	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)