Form 10-Q
period 2001-06-30
KINDER MORGAN INC
filed 2001-08-09
CIK 54502

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

Yes X   No__

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: Common Stock, $5 par value; outstanding 115,406,367 shares as of July 31, 2001.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2001

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands)

	June 30,	December 31,
	2001	2000
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 15,395	$ 141,923
Restricted Deposits	11,147	14,063
Accounts Receivable, Net:
Trade	76,941	109,722
Related Parties	14,764	2,046
Other	-	56,750
Inventories	47,812	19,600
Gas Imbalances	55,122	40,838
Other	28,454	48,700
	249,635	433,642

Investments:
Kinder Morgan Energy Partners	2,872,573	1,819,281
Other	272,132	200,324
	3,144,705	2,019,605

Property, Plant and Equipment	6,050,504	6,080,383
Less Accumulated Depreciation and Amortization	368,243	412,392
	5,682,261	5,667,991

Deferred Charges and Other Assets	292,447	265,751

Total Assets	$9,369,048	$8,386,989
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands)

	June 30,	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 407,167	$ 808,167
Notes Payable	491,900	100,000
Accounts Payable:
Trade	60,944	126,245
Related Parties	841	13,556
Accrued Interest	63,520	72,222
Accrued Taxes	26,273	26,584
Gas Imbalances	58,661	39,496
Payable for Purchase of Thermo Companies	-	15,000
Reserve for Loss on Disposal of Discontinued Operations	5,076	23,694
Other	97,704	129,911
	1,212,086	1,354,875

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,361,096	2,273,177
Other	232,237	222,420
	2,593,333	2,495,597

Long-term Debt	2,460,089	2,478,983

Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	900,229	4,910

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 115,369,223 and 114,578,800 Shares,
Respectively, Before Deducting 6,760 and 96,140
Shares Held in Treasury	576,846	572,894
Additional Paid-in Capital	1,234,825	1,189,270
Retained Earnings	100,871	17,787
Other	15,769	(2,327)
Total Stockholders' Equity	1,928,311	1,777,624

Total Liabilities and Stockholders' Equity	$9,369,048	$8,386,989
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating Revenues:
Natural Gas Sales	$ 41,388	$ 387,794	$ 169,817	$ 675,377
Natural Gas Transportation and Storage	146,427	139,964	317,242	305,240
Other	31,030	24,254	57,018	51,981
Total Operating Revenues	218,845	552,012	544,077	1,032,598

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	59,301	382,531	192,629	660,547
Operations and Maintenance	29,535	40,030	60,053	81,910
General and Administrative	15,451	13,898	31,041	28,252
Depreciation and Amortization	27,159	27,012	54,124	53,852
Taxes, Other Than Income Taxes	6,574	6,879	12,983	13,686
Total Operating Costs and Expenses	138,020	470,350	350,830	838,247

Operating Income	80,825	81,662	193,247	194,351

Other Income and (Expenses):
Investment in Kinder Morgan Energy Partners:
Equity in Earnings	67,058	35,142	122,095	64,725
Amortization of Excess Investment	(6,591)	(6,862)	(13,542)	(14,439)
Equity in Losses of Other Equity Investments	(724)	(1,083)	(5,603)	(2,071)
Interest Expense, Net	(56,238)	(62,891)	(114,525)	(123,475)
Minority Interests	(8,528)	(6,089)	(14,173)	(12,073)
Other, Net	9,282	1,202	12,255	11,275
Total Other Income and (Expenses)	4,259	(40,581)	(13,493)	(76,058)

Income Before Income Taxes and Extraordinary Item	85,084	41,081	179,754	118,293
Income Taxes	35,184	16,968	73,052	47,855
Income Before Extraordinary Item	49,900	24,113	106,702	70,438

Extraordinary Item - Loss on Early Extinguishment
of Debt, Net of Income Tax Benefit of $8,080	-	-	(12,119)	-

Net Income	$ 49,900	$ 24,113	$ 94,583	$ 70,438
	=========	=========	=========	==========

Basic Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.43	$ 0.21	$ 0.93	$ 0.62
Extraordinary Item - Loss on Early Extinguishment of Debt	-	-	(0.11)	-
Total Basic Earnings Per Common Share	$ 0.43	$ 0.21	$ 0.82	$ 0.62
	=========	=========	=========	==========

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	115,258	114,196	115,051	113,627
	=========	=========	=========	==========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.41	$ 0.21	$ 0.88	$ 0.62
Extraordinary Item - Loss on Early Extinguishment of Debt	-	-	(0.10)	-
Total Diluted Earnings Per Common Share	$ 0.41	$ 0.21	$ 0.78	$ 0.62
	=========	=========	=========	==========

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	122,359	114,981	121,845	114,228
	=========	=========	=========	==========

Dividends Per Common Share	$ 0.05	$ 0.05	$ 0.10	$ 0.10
	=========	=========	=========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
(In Thousands)

	Six Months Ended June 30,
	2001	2000

Cash Flows From Operating Activities:
Net Income	$ 94,583	$ 70,438
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	54,124	53,852
Extraordinary Loss on Early Extinguishment of Debt	20,199	-
Deferred Income Taxes	55,254	42,011
Equity in Earnings of Kinder Morgan Energy Partners	(108,553)	(50,286)
Distributions from Kinder Morgan Energy Partners	102,052	47,309
Deferred Purchased Gas Costs	18,676	2,988
Net Gains on Sales of Facilities	(6,183)	(2,125)
Changes in Gas in Underground Storage	(58,206)	(23,208)
Changes in Other Working Capital Items	(36,009)	(34,323)
Other, Net	3,525	(40,180)
Net Cash Flows Provided by Continuing Operations	139,462	66,476
Net Cash Flows Used in Discontinued Operations	(4,370)	(109,919)
Net Cash Flows Provided by (Used in) Operating Activities	135,092	(43,443)

Cash Flows From Investing Activities:
Capital Expenditures	(33,383)	(41,874)
Proceeds from Transfers to Kinder Morgan Energy Partners	-	330,000
Acquisitions	(15,000)	(19,412)
Investment in Kinder Morgan Energy Partners	(991,869)	-
Other Investments	(89,165)	(30,819)
Proceeds from Sale of Tom Brown, Inc. Stock	-	14,864
Proceeds from Sales of Other Assets	5,675	1,550
Net Cash Flows Provided by (Used in) Continuing Investing Activities	(1,123,742)	254,309
Net Cash Flows Provided by Discontinued Investing Activities	25,742	130,414
Net Cash Flows Provided by (Used in) Investing Activities	(1,098,000)	384,723

Cash Flows From Financing Activities:
Short-term Debt, Net	391,900	(277,733)
Long-term Debt - Retired	(420,706)	(791)
Premiums Paid on Early Extinguishment of Debt	(28,529)	-
Premium Equity Participating Securities Contract Fee	(5,449)	(5,469)
Common Stock Issued	20,440	12,957
Issuance of Membership Shares by Kinder Morgan Management, LLC	942,614	-
Securities Issuance Costs	(54,480)	-
Other Financing, Net	-	(57,129)
Treasury Stock Issued	2,223	75
Treasury Stock Acquired	-	(18)
Cash Dividends, Common Stock	(11,499)	(11,354)
Minority Interests, Net	(134)	(748)
Net Cash Flows Provided by (Used in) Financing Activities	836,380	(340,210)

Net (Decrease) Increase in Cash and Cash Equivalents	(126,528)	1,070
Cash and Cash Equivalents at Beginning of Period	141,923	26,378
Cash and Cash Equivalents at End of Period	$ 15,395	$ 27,448
	===========	===========

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

2.     Kinder Morgan Management, LLC

On May 18, 2001, Kinder Morgan Management, LLC, an indirect subsidiary of Kinder Morgan, Inc., issued and sold its common shares in an underwritten public offering. Upon completion of the offering, Kinder Morgan Management, LLC became a partner in Kinder Morgan Energy Partners, L.P. and assumed the responsibility to manage and control its business and affairs. The net proceeds from the offering were used by Kinder Morgan Management, LLC to buy i-units from Kinder Morgan Energy Partners. The i-units are a new class of Kinder Morgan Energy Partners' limited partner interests and will be issued only to Kinder Morgan Management, LLC. As described in our 2000 Form 10-K, we have certain rights and obligations with respect to these securities.

In the initial public offering, Kinder Morgan Management, LLC issued a total of 14,875,000 shares, of which 1,487,500 shares were purchased by Kinder Morgan, Inc. (utilizing incremental short-term borrowings), with the balance purchased by the public. The equity interest in Kinder Morgan Management, LLC purchased by the public created a minority interest on our balance sheet of $892.7 million at the time of the transaction.

On July 18, 2001, Kinder Morgan Management, LLC announced a two-for-one split of its shares. This share split will take place in the form of a one-share distribution for each share outstanding, with shares to be distributed on August 31, 2001 to holders of record as of August 17, 2001.

Also on July 18, 2001, Kinder Morgan Management, LLC announced that its board of directors had declared a share distribution of $1.05 per share payable on August 14, 2001 to its shareholders of record as of July 31, 2001. This distribution will be paid in the form of additional shares based on the average market price of a share determined for a ten trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

3.     Investments and Sales

On May 18, 2001, Kinder Morgan Management, LLC purchased 14,875,001 i-units from Kinder Morgan Energy Partners for $991.9 million. The i-units are a new class of Kinder Morgan Energy Partners' limited partner interests and will be issued only to Kinder Morgan Management, LLC. These i-units are similar to Kinder Morgan Energy Partners' common limited partner units, except that quarterly distributions on i-units will be paid in additional i-units rather than cash. Each time Kinder Morgan Energy Partners issues i-units to Kinder Morgan Management, LLC, Kinder Morgan Management, LLC will also distribute an equal number of shares to holders of its shares. The number of Kinder Morgan Energy Partners' i-units and Kinder Morgan Management, LLC's shares will remain equal.

After taking into account the minority interest in the i-units held by Kinder Morgan Management, LLC, this transaction reduced our total ownership in Kinder Morgan Energy Partners from approximately 22.7% to approximately 20.8%. As discussed in our 2000 Form 10-K, we have elected to treat transactions such as this as "capital" transactions and, accordingly, no gain or loss was recorded. Instead, the impact of the difference between sales proceeds and our underlying book basis had the effect of increasing our investment in the net assets of Kinder Morgan Energy Partners by $145.1 million, associated deferred income taxes by $18.9 million and paid-in capital by $28.3 million. It also had the effect of reducing our excess investment in Kinder Morgan Energy Partners by $97.9 million and the monthly amortization of the excess investment by approximately $192 thousand.

On July 18, 2001, Kinder Morgan Energy Partners announced a two-for-one split of its common units. The common unit split will take place in the form of a one-common-unit distribution for each common unit outstanding, with units to be distributed on August 31, 2001 to holders of record as of August 17, 2001. This split will result in Kinder Morgan Management, LLC receiving one additional i-unit for each i-unit currently owned.

As more fully described in our 2000 Form 10-K, we transferred approximately $300 million of assets, effective December 31, 2000, to Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, referred to in this report as "Kinder Morgan Energy Partners." The largest asset we transferred was our wholly owned subsidiary Kinder Morgan Texas Pipeline, L.P. and certain associated entities (a major Texas intrastate natural gas pipeline system). The transfer to Kinder Morgan Energy Partners also included our Douglas and Casper gas processing facilities and associated natural gas gathering systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C.

In April 2000, Kinder Morgan Energy Partners issued 4.5 million limited partnership units in a public offering at a price of $39.75 per unit, receiving total net proceeds (after underwriting discount) of $171.3 million. We acquired none of these units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 19.9% to approximately 18.6% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $6.1 million and reducing (i) our excess investment in Kinder Morgan Energy Partners by $81.1 million, (ii) associated accumulated deferred income taxes by $30.0 million, (iii) paid-in capital by $45.0 million and (iv) the monthly amortization of the excess investment by approximately $176 thousand.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Weighted-average Common Shares Outstanding	115,258	114,196	115,051	113,627
Dilutive Common Stock Options	1,906	785	1,872	601
Dilutive Premium Equity Participating Security Units	5,195	-	4,922	-
Shares Used to Compute Diluted Earnings Per Common Share	122,359	114,981	121,845	114,228
	========	========	========	========

All stock options outstanding during the three months and six months ended June 30, 2001 were dilutive. Weighted-average stock options outstanding totaling 636,000 and 738,000 for the three months and six months ended June 30, 2000, respectively, and all Premium Equity Participating Security Units were excluded from the diluted earnings per share calculation in those periods because the effect of including them would have been antidilutive. Note 7 contains more information regarding Premium Equity Participating Security Units.

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

	Six Months Ended June 30,
CHANGES IN OTHER WORKING CAPITAL ITEMS, NET OF EFFECTS	2001	2000
OF ACQUISITIONS AND SALES	(In Thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable	$ 29,016	$ (23,430)
Material and Supplies Inventory	(1,240)	(2,311)
Other Current Assets	(19,483)	(16,876)
Accounts Payable	(54,879)	22,099
Other Current Liabilities	10,577	(13,805)
	$ (36,009)	$ (34,323)
	=========	=========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 118,006	$ 126,058
	=========	=========
Distributions on Preferred Capital Trust Securities	$ 10,956	$ 10,956
	=========	=========
Income Taxes Paid	$ 20,552	$ 4,690
	=========	=========

6.     Business Segments

In accordance with the manner in which we currently manage our businesses, including the allocation of capital and evaluation of business unit performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America, our wholly owned subsidiary which, together with certain associated entities, operates a major interstate natural gas pipeline system; (2) Kinder Morgan Retail, which distributes, on a largely regulated basis, natural gas to retail customers and (3) Power and Other, which constructs and operates electric power generation facilities and which includes various other activities not constituting business segments. Prior to our December 31, 2000 transfer to Kinder Morgan Energy Partners (see Note 3), we also owned and operated Kinder Morgan Texas Pipeline, a major Texas intrastate natural gas pipeline system.

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business unit performance. An exception to this is that Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Income. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets at 6/30/01
	(In Thousands)

Natural Gas Pipeline Company ofAmerica	$ 80,294	$ 138,296	$ -	$ 21,606	$ 13,531	$ 5,562,475
Kinder Morgan Retail	4,124	44,288	-	3,008	4,153	326,241
Power and Other	18,775	36,261	-	2,545	2,359	3,480,332[1]
Consolidated	103,193	$ 218,845	$ -	$ 27,159	$ 20,043	$ 9,369,048
		==========	==========	==========	==========	===========
General and Administrative Expenses	(15,451)
Other Income and (Expenses)	(2,658)
Income Before Income Taxes and
Extraordinary Item	$ 85,084
	==========

	Three Months Ended June 30, 2000
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In Thousands)
Natural Gas Pipeline Company of America	$ 79,987	$ 121,801	$ (78)	$ 21,197	$ 9,664
Kinder Morgan Retail	6,354	36,163	-	2,888	2,959
Kinder Morgan Texas Pipeline[2]	3,097	373,511	-	717	5,060
Power and Other	8,590	20,537	48	2,210	2,872
Discontinued Operations	-	-	-	-	4,308
Consolidated	98,028	$ 552,012	$ (30)	$ 27,012	$ 24,863
		==========	==========	==========	==========
General and Administrative Expenses	(13,898)
Other Income and (Expenses)	(43,049)
Income Before Income Taxes and
Extraordinary Item	$ 41,081
	==========
10
	Six Months Ended June 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In Thousands)
Natural Gas Pipeline Company of America	$ 174,176	$ 310,410	$ -	$ 43,083	$ 19,529
Kinder Morgan Retail	27,701	170,182	44	6,005	8,876
Power and Other	27,634	63,485	2,032	5,036	4,978
Consolidated	229,511	$ 544,077	$ 2,076	$ 54,124	$ 33,383
		==========	==========	==========	==========
General and Administrative Expenses	(31,041)
Other Income and (Expenses)	(18,716)
Income Before Income Taxes and
Extraordinary Item	$ 179,754
	==========

	Six Months Ended June 30, 2000
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In Thousands)
Natural Gas Pipeline Company of America	$ 171,937	$ 269,900	$ (18)	$ 42,315	$ 18,589
Kinder Morgan Retail	26,141	104,586	-	5,777	4,552
Kinder Morgan Texas Pipeline[2]	14,427	623,430	-	1,393	12,885
Power and Other	15,814	34,682	48	4,367	5,848
Discontinued Operations	-	-	-	-	7,864
Consolidated	228,319	$1,032,598	$ 30	$ 53,852	$ 49,738
		==========	==========	==========	==========
General and Administrative Expenses	(28,252)
Other Income and (Expenses)	(81,774)
Income Before Income Taxes and
Extraordinary Item	$ 118,293
	==========

1Principally our investment in Kinder Morgan Energy Partners and corporate cash and receivables
2Kinder Morgan Texas Pipeline was transferred to Kinder Morgan Energy Partners effective December 31, 2000.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States.

7.     Financing

We have available a $500 million 364-day credit facility, dated October 25, 2000, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program, and include covenants which are common in such arrangements. Our 2000 Form 10-K contains additional information concerning these bank facilities and their associated covenants. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on our senior debt rating. We had no borrowings under our bank facilities at June 30, 2001.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at June 30, 2001 was $491.9 million. Our weighted-average interest rate on short-term borrowings outstanding at June 30, 2001 was 4.19 percent. Average short-term borrowings outstanding during the second quarter of 2001 were $417.7 million and our weighted-average interest rate was 4.70 percent. Average short-term borrowings outstanding during the first six months of 2001 were $297.2 million and the weighted-average interest rate was 5.19 percent.

In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term debt. In conjunction with these early extinguishments of debt, we recorded an extraordinary loss of $12.1 million (net of associated tax benefit of $8.1 million), presented as a separate line item in the accompanying Consolidated Statement of Income for the six months ended June 30, 2001.

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

On July 18, 2001, our Board of Directors declared a common stock dividend of $0.05 per share payable on August 14, 2001 to shareholders of record as of July 31, 2001.

8.     Regulatory Matters

On July 17, 2001, Natural Gas Pipeline Company of America and Nicor Inc. (NYSE: GAS), announced that the Federal Energy Regulatory Commission ("FERC") had approved the Horizon natural gas pipeline project in northern Illinois, a $79 million construction project. The Horizon Pipeline Company, a joint venture between these two entities, will combine newly constructed and existing pipeline facilities. The Horizon Pipeline Company will construct 27 miles of 36-inch diameter pipe and lease 46 miles of existing pipeline from Natural Gas Pipeline Company of America. The new facilities and leased capacity will allow Horizon to transport 380 million cubic feet of natural gas per day from near Joliet, Illinois into McHenry County, Illinois, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and an existing Natural Gas Pipeline Company of America pipeline.

On July 17, 2000, Natural Gas Pipeline Company of America filed its Compliance Plan, including pro forma tariff sheets, pursuant to the FERC's Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. Natural Gas Pipeline Company of America's filing is currently pending FERC action. A technical conference was held on July 10, 2001 to discuss Natural Gas Pipeline Company of America's Order 637 filing. Procedural dates were adopted under which Natural Gas Pipeline Company of America would file revisions to its Order 637 plan and parties would comment during the fourth quarter of 2001. Numerous issues regarding Order Nos. 637 and 637-A are on appeal in the Court of Appeals for the District of Columbia. Initial briefs were filed in April 2001, and oral argument is scheduled for November 2001.

9.     Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income, requires that enterprises report a total for comprehensive income. During the first quarter and first six months of 2001, the only difference between our "net income" and our "comprehensive income" is the unrealized gain or loss on derivatives we utilized for hedging purposes; see Note 10. There was no difference between our "net income" and our "comprehensive income" during the second quarter of 2000. The only difference between our "net income" and our "comprehensive income" during the first six months of 2000 was the reclassification of the unrealized gain on our investment in available-for-sale securities, which were sold during the first quarter.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Net Income	$ 49,900	$ 24,113	$ 94,583	$ 70,438
Unrealized Gain on Derivatives Utilized for Hedging
Purposes	17,317	-	29,441	-
Reclassification of Unrealized Gain on Available- for-Sale
Securities	-	-	-	1,602
Comprehensive Income	$ 67,217	$ 24,113	$ 124,024	$ 72,040
	=========	=========	=========	=========

The balance of Accumulated Other Comprehensive Income, included in the caption "Other" under the Stockholders' Equity heading in the accompanying Consolidated Balance Sheets, is as follows:

Accumulated Other Comprehensive Income
(In Thousands)
Balance at January 1, 2001	$ (8,658)
Change in Fair Value of Derivatives Utilized for Hedging
Purposes, Before Income Taxes	30,987
Reclassification of Change in Fair Value of Derivatives to
Net Income, Before Income Taxes	12,309
Income Tax Effects of Above Activities	(13,855)
Balance at June 30, 2001	$ 20,783
===========

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

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. As of January 1, 2001 and during the three months and six months ended June 30, 2001, all of our derivative activities were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of the accumulated other comprehensive income balance of $20.8 million, representing unrecognized net gains on derivative activities at June 30, 2001. During the three months and six months ended June 30, 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

11.    Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest") and (ii) in the first six months of 2000, interest income attributable to our note receivable associated with the transfer of certain interests to Kinder Morgan Energy Partners at December 31, 1999 as discussed in Note 5 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
AFUDC - Interest	$ 1,408	$ 500	$ 2,695	$ 1,212
Interest Income	$ -	$ -	$ -	$ 2,647

12.    Other, Net

"Other, Net" as presented in the accompanying Consolidated Statements of Income consists of interest income, gains or losses on the sale of assets and other miscellaneous items. For the three and six month periods ended June 30, 2001, "Other, Net" included a $6.1 million gain from the sale of certain assets. For the six months ended June 30, 2000, "Other, Net" included (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved and (iii) $1.4 million attributable to a gain from the sale of Tom Brown, Inc. common stock.

13.    Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which Kinder Morgan, Inc. owns, through a wholly owned subsidiary, the general partner interest. In addition, Kinder Morgan, Inc. owns, directly and through consolidated subsidiaries, a limited partner interest in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in Note 3 and in our 2000 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Form 10-Q for the quarter ended June 30, 2001 and in its 2000 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Operating Revenues	$ 735,755	$ 193,758	$ 1,764,400	$ 351,116
Operating Expenses	597,159	113,782	1,487,453	208,079
Operating Income	$ 138,596	$ 79,976	$ 276,947	$ 143,037
	===========	===========	===========	===========
Net Income	$ 104,226	$ 71,810	$ 205,893	$ 131,369
	===========	===========	===========	===========

14.    Environmental and Legal Matters

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

(B)     Litigation Matters

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado, its parent Questar Pipeline Company, and other affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges, among other things, Questar breached its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar’s breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain of its affiliates for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. The parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar’s interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. The Court dismissed Questar’s counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar’s Third Party Complaint. Questar has filed its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegation against us as set forth above. K N TransColorado has again moved to strike these alternative counterclaims. On July 19, 2001, the Court granted K N TransColorado’s motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. Discovery is ongoing.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of natural gas, mismeasured natural gas, delayed his development of natural gas reserves, and other claims arising out of a contract to purchase natural gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Grynberg on his contract claim that he failed to receive the proper price for his natural gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted natural gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same natural gas to interstate commerce. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the natural gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge’s factual findings and denial of retroactive abandonment. Grynberg filed a Notice of Appeal of the FERC’s decision to the United States Court of Appeals for the D.C. Circuit. Grynberg recently withdrew this appeal. On June 14, 2001, Rocky Mountain Natural Gas Company filed a motion for Summary Judgment and To Vacate the February 13, 1997, Partial Summary Judgment, as a result of the conclusion of the FERC proceedings. A status conference has been set for August 16, 2001 on Plaintiff’s Motion to Continue the Stay of these proceedings.

Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg’s antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. No trial date has been set. Settlement conferences have occurred. The Court recently ordered a final pretrial status conference and settlement conference for August 24, 2001.

Quinque Operating Company, et. al. v. Gas Pipelines, et. al., Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case seek to have the Court certify the case as a class action, a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic mismeasurement of natural gas by the defendants for more than 25 years. Among other things, the plaintiffs allege a conspiracy among the pipeline industry to under-measure gas and have asserted joint and several liability against the defendants. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference recently occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Discovery has not commenced.

K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney’s fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On February 23, 2000, the federal district court dismissed this Complaint with prejudice. Recently, Rode and McDonald filed notices of appeal of both the state court and federal court dismissals. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et. al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. KMI has moved to dismiss this complaint and the briefing on the motion is in progress.

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

15.    Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying Statements of Consolidated Cash Flows in the caption "Net Cash Flows Used in Discontinued Operations," for the six month period ended June 30, 2001, results from cash activity attributable to the remaining reserve for disposal of discontinued operations. For the six months ended June 30, 2000, the cash outflows shown in this caption result from reduced utilization of our receivables sales facility partially offset by inflows from working capital items. The caption "Net Cash Flows Provided By Discontinued Investing Activities," for the six month period ended June 30, 2001, includes cash received in this period for discontinued operations sold during 2000. For the six months ended June 30, 2000, the cash inflows shown in this caption primarily result from cash received for the sale of assets to ONEOK, partially offset by cash paid for a lease buyout on assets included in discontinued operations prior to divestiture. Note 6 of Notes to Consolidated Financial Statements of our 2000 Form 10-K contains additional information on these matters.

16.    Accounting Standards Issued but Not Effective

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations, and future business combinations are likely. The provisions of this Statement would require all future business combinations to be accounted for using the purchase method.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and ii) goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will not be amortized. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. We estimate that implementation of this Statement will result in a $0.12 per diluted common share reduction of our amortization of intangible assets and goodwill in 2002.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands Except Per Share Amounts)
Operating Revenues	$ 218,845	$ 552,012	$ (333,167)	$ 544,077	$1,032,598	$ (488,521)
	==========	==========	==========	==========	==========	==========
Gross Margin	$ 159,544	$ 169,481	$ (9,937)	$ 351,448	$ 372,051	$ (20,603)
	==========	==========	==========	==========	==========	==========
General and Administrative Expenses	$ 15,451	$ 13,898	$ 1,553	$ 31,041	$ 28,252	$ 2,789
	==========	==========	==========	==========	==========	==========
Operating Income	$ 80,825	$ 81,662	$ (837)	$ 193,247	$ 194,351	$ (1,104)
Other Income and (Expenses)	4,259	(40,581)	44,840	(13,493)	(76,058)	62,565
Income Taxes	(35,184)	(16,968)	(18,216)	(73,052)	(47,855)	(25,197)
Extraordinary Item - Loss on Early
Retirement of Debt	-	-	-	(12,119)	-	(12,119)
Net Income	$ 49,900	$ 24,113	$ 25,787	$ 94,583	$ 70,438	$ 24,145
	==========	==========	==========	==========	==========	==========
Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.41	$ 0.21	$ 0.20	$ 0.88	$ 0.62	$ 0.26
Extraordinary Item - Loss on Early
Extinguishment of Debt	-	-	-	(0.10)	-	(0.10)
Total Diluted Earnings Per Common Share	$ 0.41	$ 0.21	$ 0.20	$ 0.78	$ 0.62	$ 0.16
	==========	==========	==========	==========	==========	==========

Diluted earnings per common share before extraordinary item for the second quarter and first six months of 2001 was $0.41 and $0.88, respectively, in comparison to $0.21 and $0.62 reported in the corresponding periods of 2000. In each case, a small decrease in 2001 operating income (due to the December 2000 transfer of Kinder Morgan Texas Pipeline) was more than offset by increased 2001 equity in earnings of Kinder Morgan Energy Partners and decreased 2001 interest expense. In addition, results for the six months ended June 30, 2001 include an extraordinary after-tax loss of $12.1 million due to the early extinguishment of debt. Shares used in the diluted earnings per share calculations were higher in the second quarter and first six months of 2001 by 7.4 million (6.4%) and 7.6 million (6.7%), respectively, in comparison to the corresponding periods of 2000. The following comparative discussion of our results of operations is by business unit for factors affecting segment earnings, and on a consolidated basis for other factors.

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

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business unit performance. An exception to this is that Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Income. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

Following are operating results by individual business unit (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands Except Systems Throughput)

Operating Revenues	$138,296	$121,723	$ 16,573	$310,410	$269,882	$ 40,528
	========	========	========	========	========	========
Gross Margin	$118,226	$119,577	$ (1,351)	$254,454	$253,831	$ 623
	========	========	========	========	========	========
Segment Earnings	$ 80,294	$ 79,987	$ 307	$174,176	$171,937	$ 2,239
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	308.1	333.7	(25.6)	707.1	748.7	(41.6)
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased from $80.0 million in the second quarter of 2000 to $80.3 million in the second quarter of 2001, an increase of $0.3 million (0.4%). Results for the second quarter of 2001 included a $6.1 million gain on the sale of offshore laterals, a favorable impact largely offset by increases in operations and maintenance expenses, depreciation and amortization (reflecting increased investment) and taxes, other than income taxes. The decrease in second quarter 2001 gross margin is attributable to reduced transportation revenues under certain contracts, partially offset by increased second-quarter 2001 storage and other revenues.

Natural Gas Pipeline Company of America's segment earnings increased by $2.2 million (1.3%) for the six months ended June 30, 2001, in comparison to the corresponding period of 2000. Year-to-date earnings were affected principally by the same factors affecting the second quarter, as discussed previously. The increase in year-to-date 2001 gross margin is attributable to increased storage and other revenues, partially offset by reduced transportation revenues under certain contracts and the fact that 2000 results included a $3.3 million refund of previously expensed transportation charges from an unaffiliated interstate pipeline.

In accordance with the "fee-based" aspect of our business strategy, Natural Gas Pipeline Company of America has achieved significant success extending existing contracts and obtaining new contracts for firm transportation capacity on its pipeline system. In addition to extending key capacity arrangements, we have also pursued throughput growth on Natural Gas Pipeline Company of America's system through our HubAmerica program, new transportation and balancing services, and by pursuing agreements to provide natural gas transportation and storage services to new and existing gas-fired electric generation facilities along the system. Since the announcement of our "back-to-basics" approach to business operations, we have contracted to supply natural gas transportation services to approximately 20 electric generation facilities along our system totaling approximately 11,500 megawatts of electric generation capacity. As these facilities are brought on line in 2001 and beyond, these contracts represent approximately $11 million in annual revenue growth to this business unit. In addition to internal growth on Natural Gas Pipeline Company of America's existing pipeline system, we are also pursuing opportunities to expand the system. Two major expansion projects under way are the Horizon Pipeline project in Northern Illinois (see Note 8 of the accompanying Notes to Consolidated Financial Statements) and the extension of our system into the metropolitan east area of St. Louis. Both the Horizon Pipeline and the St. Louis extension are expected to be placed into service by mid-year 2002. Please refer to our 2000 Form 10-K for additional information regarding the Natural Gas Pipeline Company of America business unit.

Kinder Morgan Retail

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
(In Thousands Except Systems Throughput)

Total Operating Revenues	$ 44,288	$ 36,163	$ 8,125	$170,226	$104,586	$ 65,640
	========	========	========	========	========	========
Gross Margin	$ 18,590	$ 18,175	$ 415	$ 55,928	$ 51,292	$ 4,636
	========	========	========	========	========	========
Segment Earnings	$ 4,124	$ 6,354	$ (2,230)	$ 27,701	$ 26,141	$ 1,560
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)[1]	5.4	6.9	(1.5)	20.2	20.0	0.2
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings decreased from $6.3 million in the second quarter of 2000 to $4.1 million in the second quarter of 2001, a decrease of $2.2 million (35.1%). Kinder Morgan Retail's operating results were negatively impacted in 2001, relative to 2000, by (i) reduced 2001 irrigation volumes and the resultant decrease in operating income of approximately $1.5 million and (ii) increased operations and maintenance expenses. These negative impacts were partially offset by the inclusion, in 2001 results, of income from the Wolf Creek storage system.

Kinder Morgan Retail's segment earnings increased from $26.1 million in the first six months of 2000 to $27.7 million in the first six months of 2001, an increase of $1.6 million (6.0%). Gross margin increased from $51.3 million in the first six months of 2000 to $55.9 million in the first quarter of 2001, an increase of $4.6 million (9.0%). Kinder Morgan Retail's operating results were positively impacted in 2001, relative to 2000, by the inclusion, in 2001 results, of revenue from the Wolf Creek storage system. This positive impact was partially offset by (i) increased depreciation expense resulting from asset additions, including the addition of the Wolf

Creek storage system mentioned above and (ii) increased property tax expense related to asset additions, again including the Wolf Creek storage system.

On July 25, 2001, we announced we had signed a definitive agreement to purchase natural gas distribution assets from Citizens Communications Company (NYSE: CZN, CZB) for approximately $11 million. The natural gas distribution assets serve approximately 13,400 residential, commercial and agricultural customers in Bent, Crowley, Otero, Archuleta, La Plata and Mineral Counties in Colorado. The Colorado Public Utilities Commission must approve the transaction.

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

Power and Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands)			(In Thousands)

Total Operating Revenues	$36,261	$20,585	$15,676	$65,517	$34,730	$30,787
	=======	=======	=======	=======	=======	=======
Gross Margin	$22,728	$15,837	$ 6,891	$41,066	$26,906	$14,160
	=======	=======	=======	=======	=======	=======
Segment Earnings	$18,775	$ 8,590	$10,185	$27,634	$15,814	$11,820
	=======	=======	=======	=======	=======	=======

Power and Other segment earnings, including equity power investments, increased by $10.2 million (118.6%) from the second quarter of 2000 to the second quarter of 2001. Results for 2001 were positively impacted, relative to 2000, primarily by increased fee revenues for power plant development. This positive impact was partially offset by (i) a reduction in equity in earnings from our investment in Thermo Cogeneration Partnership, primarily due to increased fuel costs and (ii) increased operations and maintenance expenses resulting from overall expansion in the scope of this business unit as the number of power projects has increased.  Earnings in this business unit are largely project driven and may be expected to vary from period to period as individual projects are completed and other projects are initiated.  As announced in February 2001, we have entered into agreements with a unit of Williams Companies, Inc. (NYSE:WMB) under which Williams will supply fuel to and market 3,300 megawatts of electric generation capacity for six natural gas-fired electric generation facilities to be developed by Kinder Morgan Power Company. These facilities are expected to be placed into service between 2002 and 2004. Results from our international operations and internal communications services, which activities are also included in this business unit, had a negligible impact on the year-to-year change in operating income.

Power and Other segment earnings increased by $11.8 million (74.7%) for the six months ended June 30, 2001, over the same period in 2000. Results were impacted by essentially the same factors affecting the second quarter, as discussed preceding. Please refer to our 2000 Form 10-K for additional information regarding the Power and Other business unit.

Kinder Morgan Texas Pipeline

	Three Months Ended	Six Months Ended
	June 30, 2000	June 30, 2000
(In Thousands Except Systems Throughput)

Total Operating Revenues	$373,511	$623,430
	========	========
Gross Margin	$ 15,941	$ 40,071
	========	========
Segment Earnings	$ 3,097	$ 14,427
	========	========

Systems Throughput (Trillion Btus)	170.7	314.9
	========	========

Effective December 31, 2000, we completed the transfer of several assets to Kinder Morgan Energy Partners, including Kinder Morgan Texas Pipeline. Additional information on this transaction is contained in Note 3 of the accompanying Notes to Consolidated Financial Statements.

Other Income and (Expenses)

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Earnings Increase (Decrease)	2001	2000	Earnings Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest Expense, Net	$(56,238)	$(62,891)	$ 6,653	$(114,525)	$(123,475)	$ 8,950
Equity in Earnings of Kinder Morgan
Energy Partners:
Equity in Earnings	67,058	35,142	31,916	122,095	64,725	57,370
Amortization of Excess
Investment	(6,591)	(6,862)	271	(13,542)	(14,439)	897
Equity in Earnings (Losses) of Power
Segment	797	1,634	(837)	(960)	3,545	(4,505)
Other Equity in Losses	(1,521)	(2,717)	1,196	(4,643)	(5,616)	973
Minority Interests	(8,528)	(6,089)	(2,439)	(14,173)	(12,073)	(2,100)
Other, Net	9,282	1,202	8,080	12,255	11,275	980
Total	$ 4,259	$(40,581)	$ 44,840	$ (13,493)	$ (76,058)	$ 62,565
	========	========	========	=========	=========	=========

Interest expense decreased by $6.7 million (10.6%) for the second quarter and $8.9 million (7.2%) for the six months ended June 30, 2001, in comparison with the same periods in 2000. These decreases are principally due to reduced debt levels resulting from (i) increased cash distributions from Kinder Morgan Energy Partners, (ii) proceeds from the transfer of Kinder Morgan Texas Pipeline and other assets to Kinder Morgan Energy Partners in December 2000 and (iii) proceeds from sales of discontinued businesses. See Note 3 of the accompanying Notes to Consolidated Financial Statements for information regarding the transfer to Kinder Morgan Energy Partners. See Note 15 of the accompanying Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Our equity in earnings of Kinder Morgan Energy Partners, net of associated amortization, increased by $32.2 million (113.8%) for the second quarter and $58.3 million (115.9%) for the six months ended June 30, 2001, in comparison with the same periods in 2000. These increases were the result of (i) increased incentive distributions from Kinder Morgan Energy Partners resulting from our ownership of the general partner of Kinder Morgan Energy Partners and (ii) increased income from our limited partner interests in Kinder Morgan

Energy Partners due to our and our affiliates' ownership of 11.3 million common limited partner units, 2.7 million Class B limited partner units and 1.5 million i-units (net of the minority interest in Kinder Morgan Management, LLC). The reader is directed to Note 13 of the accompanying Notes to Consolidated Financial Statements for additional information regarding the results of operations of Kinder Morgan Energy Partners.

The deduction for "Minority Interests" increased by $2.4 million (40.1%) for the second quarter and $2.1 million (17.4%) for the six months ended June 30, 2001, in comparison to the corresponding periods of 2000. These increases are due principally to the inclusion, in the second quarter of 2001, of the minority interest in Kinder Morgan Management, LLC (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

The change in "Other, Net" from the second quarter of 2000 to the second quarter of 2001 was principally due to the inclusion in 2001 results of a $6.1 million gain from the sale of certain assets. For the six months ended June 30, 2001, "Other, Net" includes the above-mentioned gain, while the same period in 2000 includes (i) $4.1 million due to the recovery of note receivable proceeds in excess of carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved and (iii) $1.4 million attributable to a gain from the sale of Tom Brown, Inc. common stock.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands)			(In Thousands)

Income Tax Provision	$ 35,184	$ 16,968	$ 18,216	$ 73,052	$ 47,855	$ 25,197
	=========	=========	=========	=========	=========	=========

Effective Tax Rate	41.4%	41.3%	0.1%	40.6%	40.5%	0.1%
	=========	=========	=========	=========	=========	=========

The increase of $18.2 million in the income tax provision from the second quarter of 2000 to the second quarter of 2001 was the result of an increase of $44.0 million in income before income taxes and extraordinary item. The effective tax rates for both periods were essentially the same. The increase of $25.2 million in the income tax provision from the first six months of 2000 to the first six months of 2001 was the result of an increase of $61.5 million in income before income taxes and extraordinary item. The effective tax rates for both periods were essentially the same.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. Note 15 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters. The cash flow impacts associated with discontinued operations are discussed under "Cash Flows" following.

Liquidity and Capital Resources

The following table illustrates the sources of our invested capital. The balances at December 31, 1998 and thereafter reflect the incremental capital associated with our acquisition of MidCon Corp., including our post-acquisition refinancings completed in 1998. The balances at December 31, 1999 and 2000, and June 30, 2001 also reflect the impacts associated with our acquisition of Kinder Morgan Delaware and our transfer of certain assets to Kinder Morgan Energy Partners. Note 3 of the accompanying Notes to Consolidated Financial

Statements, and our 2000 Form 10-K, contain additional information on these transactions. The balance at June 30, 2001 also reflects the early retirement of two series of debt securities as described in "Net Cash Flows from Financing Activities" following and in Note 7 of the accompanying Notes to Consolidated Financial Statements. Our capitalization during 2001 will be affected by, among other things, the maturity of our Premium Equity Participating Security Units, also described in Note 7 of the accompanying Notes to Consolidated Financial Statements.

	June 30,	December 31,
	2001	2000	1999	1998
		(Dollars In Thousands)
Long-term Debt	$ 2,460,089	$ 2,478,983	$ 3,293,326	$ 3,300,025
Minority Interests	900,229	4,910	9,523	63,354
Common Equity	1,928,311	1,777,624	1,649,615	1,219,043
Preferred Stock	-	-	-	7,000
Capital Trust Securities	275,000	275,000	275,000	275,000
Capitalization	5,563,629	4,536,517	5,227,464	4,864,422
Short-term Debt	899,067	908,167	581,567	1,702,013[1]
Invested Capital	$ 6,462,696	$ 5,444,684	$ 5,809,031	$ 6,566,435
	===========	===========	===========	===========

Capitalization:
Long-term Debt	44.2%	54.6%	63.0%	67.8%
Minority Interests	16.2%	0.1%	0.2%	1.3%
Common Equity	34.7%	39.2%	31.5%	25.1%
Preferred Stock	-	-	-	0.1%
Capital Trust Securities	4.9%	6.1%	5.3%	5.7%

Invested Capital:
Total Debt	52.0%[2]	62.2%	66.7%	76.2%
Equity, Including Capital Trust Securities	48.0%[2]	37.8%	33.3%	23.8%

1 Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp., which note was repaid in January 1999.
2 If adjusted to reflect the November 2001 maturity of the Premium Equity Participating Security Units (see "Net Cash Flows from Financing Activities") and the associated $460 million increase in equity and decrease in debt, the ratios would be: Debt - 44.9%, Equity - 55.1%.

On May 18, 2001, Kinder Morgan Management, LLC, an indirect subsidiary of Kinder Morgan, Inc., issued and sold its nonvoting shares in an underwritten public offering. Upon completion of the offering, Kinder Morgan Management, LLC became a partner in Kinder Morgan Energy Partners, L.P. and assumed the responsibility to manage and control its business and affairs. The net proceeds from the offering were used to buy i-units from Kinder Morgan Energy Partners. The i-units are a new class of Kinder Morgan Energy Partners' limited partner interests and will be issued only to Kinder Morgan Management, LLC. As described in our 2000 Form 10-K, we have certain rights and obligations with respect to these securities.

In the initial public offering, Kinder Morgan Management, LLC issued a total of 14,875,000 shares, of which 1,487,500 shares were purchased by Kinder Morgan, Inc. (utilizing incremental short-term borrowings), with the balance purchased by the public. The equity interest in Kinder Morgan Management, LLC purchased by the public created a minority interest on our balance sheet of $892.7 million at the time of the transaction.

After taking into account the minority interest in the i-units held by Kinder Morgan Management, LLC, this transaction reduced our total ownership in Kinder Morgan Energy Partners from approximately 22.7% to approximately 20.8%. As discussed in our 2000 Form 10-K, we have elected to treat transactions such as this as "capital" transactions and, accordingly, no gain or loss was recorded. Instead, the impact of the difference between sales proceeds and our underlying book basis had the effect of increasing our investment in the net assets of Kinder Morgan Energy Partners by $145.1 million, associated deferred income taxes by $18.9 million and paid-in capital by $28.3 million. It also had the effect of reducing our excess investment in Kinder Morgan

Energy Partners by $97.9 million and the monthly amortization of the excess investment by approximately $192 thousand.

Kinder Morgan Energy Partners has adopted an aggressive acquisition strategy and it is expected that future acquisitions will be financed, in part, by issuance of additional limited partnership units. Therefore, it is expected that future similar transactions will occur. Nevertheless, because (i) Kinder Morgan Energy Partners typically requires that such acquisitions be accretive to cash flow per common unit, (ii) the general partner interest is not diluted by such transactions and (iii) for a given level of cash distribution, the incentive distribution structure results in relatively larger distributions to the general partner as the number of limited partnership units outstanding increases, it is not anticipated that additional transactions will collectively have an adverse effect on cash flows or earnings from this investment.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Statements of Consolidated Cash Flows and related supplemental disclosures included in our 2000 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by (Used in) Operating Activities" increased from a use of $43.4 million for the six months ended June 30, 2000 to a source of $135.1 million for the six months ended June 30, 2001, an increase of $178.5 million. This increase is primarily due to (i) a decrease of $105.5 million in cash flows used for discontinued operations, primarily attributable to the reduced utilization of our receivables sales facility as further discussed in the following paragraph and (ii) a $54.7 million increase in cash inflows from our investment in Kinder Morgan Energy Partners. Net cash flows used in discontinued operations in 2001 result from cash activity attributable to the remaining reserve for disposal of discontinued operations.

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

Net Cash Flows from Investing Activities

"Net Cash Flows Provided by (Used in) Investing Activities" decreased from a source of $384.7 million for the six months ended June 30, 2000 to a use of $1.1 billion for the six months ended June 30, 2001, a net decrease of $1.5 billion. This decrease was principally due to (i) an outflow of $991.9 million for the six months ended June 30, 2001 for additional investment in Kinder Morgan Energy Partners, (ii) a $330 million decrease due to the fact that six months ended June 30, 2000 cash flows included proceeds from our December 1999 transfer of certain assets and interests to Kinder Morgan Energy Partners, (iii) an outflow of $83.9 million for the six months ended June 30, 2001 for investments in power plant facilities and (iv) a $104.7 million decrease in cash flows from discontinued operations as a result of (1) $25.7 million received for the six months ended June 30,

2001 for discontinued operations sold during 2000 and (2) for the six months ended June 30, 2000, an inflow of $163.9 million received for discontinued operations sold partially offset by an outflow of $59.9 million for a lease buyout on assets included in discontinued operations prior to divestiture. Please refer to Note 3 of the accompanying Notes to Consolidated Financial Statements and Notes 5 and 6 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K for additional information regarding these transactions.

Net Cash Flows from Financing Activities

"Net Cash Flows Provided By (Used In) Financing Activities" increased from a use of $340.2 million for the six months ended June 30, 2000 to a source of $836.4 million for the six months ended June 30, 2001, an increase of $1.2 billion. This increase was principally due to (i) net proceeds of $888.1 million for the six months ended June 30, 2001 from the issuance of membership shares by Kinder Morgan Management, LLC (see Note 2 of the accompanying Notes to Consolidated Financial Statements), (ii) $448.5 million of cash used in the six months ended June 30, 2001 for the early extinguishment of two series of debt securities (see Note 7 of the accompanying Notes to Consolidated Financial Statements) and (iii) a change in net short-term borrowing of $669.6 million principally due to (1) a reduction in net short-term borrowing in the six months ended June 30, 2000 facilitated by cash inflows from investing activities (see "Net Cash Flows from Investing Activities" above) and (2) an increase in net short-term borrowing in the six months ended June 30, 2001, principally to fund a portion of the early extinguishment of long-term debt as discussed previously.

Our principal sources of short-term liquidity are our revolving bank facilities totaling $900 million. At June 30, 2001, we had $491.9 million of commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $469.0 million at July 31, 2001. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $396.4 million and $419.3 million at June 30, 2001 and July 31, 2001, respectively. As described in our 2000 Form 10-K, these bank facilities and certain of our operating lease arrangements contain covenants related to our ratio of debt to total capitalization, consolidated net worth and debt ratings. For additional information on utilization of these facilities, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term debt. In conjunction with these early extinguishments of debt, we recorded an extraordinary loss of $12.1 million (net of associated tax benefit of $8.1 million), presented as a separate line item in the accompanying interim Consolidated Statement of Income for the six months ended June 30, 2001.

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

On July 18, 2001, our Board of Directors declared a common stock dividend of $0.05 per share payable on August 14, 2001 to shareholders of record as of July 31, 2001.

Accounting Standards Issued but Not Effective

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38,

Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations, and future business combinations are likely. The provisions of this Statement would require all future business combinations to be accounted for using the purchase method.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and ii) goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will not be amortized. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. We estimate that implementation of this Statement will result in a $0.12 per diluted common share reduction of our amortization of intangible assets and goodwill in 2002.

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
28
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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The reader is directed to Note 14 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

a)	The Company held its Annual Meeting of Shareholders on May 8, 2001 (the "Annual Meeting").
b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Battey, Sarofim and True. In addition, those directors continuing in office after the meeting included Messrs. Austin, Bliss, Gardner, Hybl, Kinder, Morgan and Randall. The number of votes for and withheld for the nominees elected at the meeting were as follows:

	For	Withheld

Charles W. Battey	100,512,952	927,168
Fayez Sarofim	100,644,552	795,568
H. A. True, III	100,650,304	789,816
29
c)	The following matters were also voted on at the Annual Meeting:

(1)

A proposal to amend and restate our 1992 Stock Option Plan for Non-Employee Directors was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	85,801,288
Against	15,176,832
Abstain	462,000
Broker Non-votes	N/A
(2)

A proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as our auditors for 2001 was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	100,909,996
Against	78,588
Abstain	451,536
Broker Non-votes	N/A

  Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits
None
(B) Reports on Form 8-K
(1)	Current Report on Form 8-K/A dated April 4, 2001 was filed on April 5, 2001 pursuant to Items 5. and 7. of that form.

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

(2)	Current Report on Form 8-K dated May 2, 2001 was filed on May 2, 2001 pursuant to Item 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. stated that on April 18, 2001, Kinder Morgan, Inc. issued a press release reporting its first quarter 2001 earnings. Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed, as Exhibit 99(a), its press release dated April 18, 2001.

30
(3)	Current Report on Form 8-K/A dated May 2, 2001 was filed on May 2, 2001 pursuant to Item 7. of that form.

Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed, as Exhibit 99(a), its press release dated April 18, 2001, including supplemental information inadvertently omitted from the last page of the press release included as Exhibit 99(a) of its Form 8-K dated May 2, 2001.

(4)	Current Report on Form 8-K dated June 25, 2001 was filed on June 26, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to discuss, at the Nantucket Conference sponsored by First Union Securities on June 26, 2001 at approximately 9:30 a.m. Eastern Time, various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meeting on Kinder Morgan, Inc.'s website.

(5)	Current Report on Form 8-K dated July 30, 2001 was filed on July 31, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make several presentations beginning on July 31, 2001 to a group of analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
August 9, 2001	/s/ C. Park Shaper C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)