Form 10-Q
period 2001-09-30
KINDER MORGAN INC
filed 2001-11-14
CIK 54502

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Yes X    No___

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: Common Stock, $5 par value; outstanding 111,629,087 shares as of October 31, 2001.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2001	2000
	(In Thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 18,659	$ 141,923
Restricted Deposits	8,057	14,063
Note Receivable	219,085	-
Accounts Receivable, Net:
Trade	63,432	109,722
Related Parties	4,426	2,046
Other	-	56,750
Inventories	71,394	19,600
Gas Imbalances	51,216	40,838
Other	23,505	48,700
	459,774	433,642

Investments:
Kinder Morgan Energy Partners	2,831,823	1,819,281
Other	217,405	200,324
	3,049,228	2,019,605

Property, Plant and Equipment	6,074,025	6,080,383
Less Accumulated Depreciation and Amortization	391,163	412,392
	5,682,862	5,667,991

Deferred Charges and Other Assets	309,151	265,751

Total Assets	$9,501,015	$8,386,989
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2001	2000
	(In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 406,267	$ 808,167
Notes Payable	703,220	100,000
Accounts Payable:
Trade	75,910	126,245
Related Parties	2,866	13,556
Accrued Interest	44,658	72,222
Accrued Taxes	33,692	26,584
Gas Imbalances	55,763	39,496
Payable for Purchase of Thermo Companies	-	15,000
Reserve for Loss on Disposal of Discontinued Operations	3,371	23,694
Other	141,827	129,911
	1,467,574	1,354,875

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,403,213	2,273,177
Other	243,532	222,420
	2,646,745	2,495,597

Long-term Debt	2,432,441	2,478,983

Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	845,244	4,910

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding – 115,525,776 and 114,578,800 Shares,
Respectively, Before Deducting 3,279,000 and 96,140
Shares Held in Treasury	577,629	572,894
Additional Paid-in Capital	1,248,367	1,189,270
Retained Earnings	153,325	17,787
Treasury Stock	(169,747)	(2,327)
Other	24,437	-
Total Stockholders' Equity	1,834,011	1,777,624

Total Liabilities and Stockholders' Equity	$9,501,015	$8,386,989
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
(In Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating Revenues:
Natural Gas Sales	$ 36,037	$ 571,348	$ 205,854	$1,246,725
Natural Gas Transportation and Storage	161,197	138,306	478,439	443,546
Other	29,792	31,763	86,810	83,744
Total Operating Revenues	227,026	741,417	771,103	1,774,015

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	53,492	568,430	246,121	1,228,977
Operations and Maintenance	32,964	38,653	93,017	120,563
General and Administrative	15,912	14,611	46,953	42,863
Depreciation and Amortization	26,702	27,013	80,826	80,865
Taxes, Other Than Income Taxes	6,560	7,240	19,543	20,926
Total Operating Costs and Expenses	135,630	655,947	486,460	1,494,194

Operating Income	91,396	85,470	284,643	279,821

Other Income and (Expenses):
Investment in Kinder Morgan Energy Partners:
Equity in Earnings	76,249	34,562	198,344	99,287
Amortization of Excess Investment	(5,907)	(6,927)	(19,449)	(21,366)
Equity in Earnings (Losses) of Other Equity Investments	2,091	(680)	(3,512)	(2,751)
Interest Expense, Net	(53,175)	(61,956)	(167,700)	(185,431)
Minority Interests	(10,865)	(5,986)	(25,038)	(18,059)
Other, Net	3,325	363	15,580	11,638
Total Other Income and (Expenses)	11,718	(40,624)	(1,775)	(116,682)

Income Before Income Taxes and Extraordinary Items	103,114	44,846	282,868	163,139
Income Taxes	43,443	18,138	116,495	65,993
Income Before Extraordinary Items	59,671	26,708	166,373	97,146

Extraordinary Items - Losses on Early Extinguishment
of Debt, Net of Income Tax Benefits of $964 and $9,044	(1,446)	-	(13,565)	-

Net Income	$ 58,225	$ 26,708	$ 152,808	$ 97,146
	=========	=========	=========	==========

Basic Earnings (Loss) Per Common Share:
Income Before Extraordinary Items	$ 0.52	$ 0.23	$ 1.45	$ 0.85
Extraordinary Items - Losses on Early Extinguishment of Debt	(0.01)	-	(0.12)	-
Total Basic Earnings Per Common Share	$ 0.51	$ 0.23	$ 1.33	$ 0.85
	=========	=========	=========	==========

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	114,980	114,461	115,027	113,906
	=========	=========	=========	==========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Items	$ 0.49	$ 0.23	$ 1.37	$ 0.85
Extraordinary Items - Losses on Early Extinguishment of Debt	(0.01)	-	(0.11)	-
Total Diluted Earnings Per Common Share	$ 0.48	$ 0.23	$ 1.26	$ 0.85
	=========	=========	=========	==========

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	121,446	116,177	121,717	114,686
	=========	=========	=========	==========

Dividends Per Common Share	$ 0.05	$ 0.05	$ 0.15	$ 0.15
	=========	=========	=========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2001	2000
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$ 152,808	$ 97,146
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	80,826	80,865
Extraordinary Losses on Early Extinguishment of Debt	22,609	-
Deferred Income Taxes	91,908	58,058
Equity in Earnings of Kinder Morgan Energy Partners	(178,895)	(77,921)
Distributions from Kinder Morgan Energy Partners	168,225	84,315
Deferred Purchased Gas Costs	20,939	2,329
Net Gains on Sales of Facilities	(6,183)	(2,130)
Changes in Gas in Underground Storage	(75,074)	(7,540)
Changes in Other Working Capital Items	(2,362)	(2,244)
Other, Net	4,444	(32,653)
Net Cash Flows Provided by Continuing Operations	279,245	200,225
Net Cash Flows Used in Discontinued Operations	(5,577)	(98,916)
Net Cash Flows Provided by Operating Activities	273,668	101,309

Cash Flows From Investing Activities:
Capital Expenditures	(64,154)	(54,299)
Proceeds from Transfers to Kinder Morgan Energy Partners	-	330,000
Acquisitions	(15,000)	(19,412)
Investment in Kinder Morgan Energy Partners	(991,869)	-
Other Investments	(222,253)	(64,581)
Proceeds from Sale of Tom Brown, Inc. Stock	-	14,864
Proceeds from Sales of Other Assets	5,074	11,415
Net Cash Flows Provided by (Used in) Continuing Investing Activities	(1,288,202)	217,987
Net Cash Flows Provided by Discontinued Investing Activities	25,742	129,494
Net Cash Flows Provided by (Used in) Investing Activities	(1,262,460)	347,481

Cash Flows From Financing Activities:
Short-term Debt, Net	603,220	(313,200)
Long-term Debt Retired	(466,848)	(1,622)
Premiums Paid on Early Extinguishment of Debt	(30,694)	-
Premium Equity Participating Securities Contract Fee	(5,449)	(5,469)
Common Stock Issued	26,085	15,022
Issuance of Membership Shares by Kinder Morgan Management, LLC	942,614	-
Securities Issuance Costs	(54,480)	-
Other Financing, Net	-	(133,409)
Treasury Stock Issued	2,464	997
Treasury Stock Acquired	(133,916)	(18)
Cash Dividends, Common Stock	(17,269)	(17,068)
Minority Interests, Net	(199)	(1,203)
Net Cash Flows Provided by (Used in) Financing Activities	865,528	(455,970)

Net Decrease in Cash and Cash Equivalents	(123,264)	(7,180)
Cash and Cash Equivalents at Beginning of Period	141,923	26,378

Cash and Cash Equivalents at End of Period	$ 18,659	$ 19,198
	===========	===========

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

2.     Kinder Morgan Management, LLC

On May 18, 2001, Kinder Morgan Management, LLC, an indirect subsidiary of Kinder Morgan, Inc., issued and sold its common shares in an underwritten public offering. Upon completion of the offering, Kinder Morgan Management, LLC became a partner in Kinder Morgan Energy Partners, L.P. and assumed the responsibility to manage and control its business and affairs. The net proceeds from the offering were used by Kinder Morgan Management, LLC to buy i-units from Kinder Morgan Energy Partners for $991.9 million. The i-units are a new class of Kinder Morgan Energy Partners' limited partner interests and will be issued only to Kinder Morgan Management, LLC. As described in our 2000 Form 10-K, we have certain rights and obligations with respect to these securities, including an obligation to purchase the Kinder Morgan Management, LLC shares or exchange them for Kinder Morgan Energy Partners' common units as discussed following.

In the initial public offering, Kinder Morgan Management, LLC issued a total of 14,875,000 shares, of which 1,487,500 shares (in each case, before adjustment for the stock split described following) were purchased by Kinder Morgan, Inc. (utilizing incremental short-term borrowings), with the balance purchased by the public. The equity interest in Kinder Morgan Management, LLC (our consolidated subsidiary) purchased by the public created a minority interest on our balance sheet of $892.7 million at the time of the transaction, which is described in more detail in our Form 10-Q for the quarter ended June 30, 2001.

On July 18, 2001, Kinder Morgan Energy Partners announced a two-for-one split of its common units. The common unit split, in the form of a one-common-unit distribution for each common unit outstanding, occurred on August 31, 2001. This split resulted in Kinder Morgan, Inc. receiving one additional common unit for each common unit it owned and Kinder Morgan Management, LLC receiving one additional i-unit for each i-unit it owned. Also on July 18, 2001, Kinder Morgan Management, LLC announced a two-for-one split of its shares. This share split, in the form of a one-share distribution for each share outstanding, occurred on August 31, 2001.

Holders of Kinder Morgan Management, LLC shares are entitled to present them to Kinder Morgan, Inc. who will, at its option, either (i) exchange one common unit of Kinder Morgan Energy Partners for each share presented or (ii) redeem the shares for an amount of cash based on the market price of Kinder Morgan Energy Partners' common units as specified in the registration statements. As of September 30, 2001, approximately 1.8 million Kinder Morgan Management, LLC shares (after adjustment for the stock split as discussed preceding) had been exchanged for Kinder Morgan Energy Partners' common units. As a result of these exchanges, at September 30, 2001, Kinder Morgan, Inc. owned approximately 4.8 million (16%) of Kinder Morgan Management, LLC's outstanding shares. Our income statement is not affected by these exchanges, which are taxable events for income tax purposes. The impacts on our balance sheet are a decrease in minority interest and a change in paid-in capital equal to the difference between the book value of the minority interest associated with the Kinder Morgan Management, LLC shares received in the exchange and the book value of the Kinder Morgan Energy Partners' units surrendered, net of the associated tax liability. Through September 30, 2001, these exchanges have increased our paid-in capital by approximately $8.7 million.

On October 17, 2001, Kinder Morgan Management, LLC announced that its board of directors had approved a share distribution equal to $0.55 per share payable on November 14, 2001 to its shareholders of record as of October 31, 2001. This distribution will be paid in the form of additional shares based on the average market price of a share determined for a ten trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

3.     Investments and Sales

On November 5, 2001, the Horizon Pipeline Company announced that construction has started on its new $79 million natural gas pipeline in northern Illinois. Horizon Pipeline is a joint venture of Nicor-Horizon, a subsidiary of Nicor Inc. (NYSE: GAS), and Natural Gas Pipeline Company of America. Completion of the entire project is projected for April 2002. The action allowing work to get under way included a confirmation from the Federal Energy Regulatory Commission ("FERC") that Horizon Pipeline was in compliance with pre-construction conditions of the original certificate of public convenience and necessity issued in July 2001.

The Horizon natural gas pipeline entails the new construction of 27 miles of 36-inch diameter pipe, the lease of capacity in 46 miles of existing pipeline from Natural Gas Pipeline Company of America, and the installation of gas compression facilities. Upon completion of the project, Horizon Pipeline will be able to transport 380 million cubic feet of natural gas per day from near Joliet into McHenry County, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and the existing Natural Gas Pipeline Company of America pipeline system.

In early October 2001, we contributed $100 million to TransColorado Gas Transmission Company, our 50/50 joint venture with a subsidiary of Questar Pipeline Company. This contribution, together with a contribution in like amount from our joint venture partner, was used to retire TransColorado's outstanding debt.

In September 2001, Kinder Morgan Power (included with our "Power and Other" business segment as discussed in Note 6) transferred ownership of the Jackson, Michigan power generation facility currently under construction to a third party in exchange for cash and a note receivable. Collection of the $219 million note is expected in late 2001 or early 2002 upon closing of debt financing under arrangements with financial institutions.

As more fully described in our 2000 Form 10-K, we transferred approximately $300 million of assets, effective December 31, 2000, to Kinder Morgan Energy Partners. The largest asset we transferred was our wholly owned subsidiary Kinder Morgan Texas Pipeline, L.P. and certain associated entities (a major Texas intrastate natural gas pipeline system).

4.     Earnings Per Share

Basic earnings per common share is computed based on the monthly weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based on the monthly weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options and Premium Equity Participating Security Units) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive. Note 7 contains more information regarding our Premium Equity Participating Security Units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Weighted-average Common Shares Outstanding	114,980	114,461	115,027	113,906
Dilutive Common Stock Options	1,722	1,096	1,824	780
Dilutive Premium Equity Participating Security Units	4,744	620	4,866	-
Shares Used to Compute Diluted Earnings Per Common Share	121,446	116,177	121,717	114,686
	========	========	========	========

There were approximately 11,000 weighted-average stock options outstanding during the three months ended September 30, 2001 that were excluded from the diluted earnings per share calculation because the effect of including them would have been antidilutive. There were no antidilutive stock options outstanding for the nine months ended September 30, 2001. Weighted-average stock options outstanding totaling approximately 38,000 and 700,000 for the three months and nine months ended September 30, 2000, respectively, were excluded from the diluted earnings per share calculation in those periods because the effect of including them would have been antidilutive.

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

Changes in Other Working Capital Items,	Nine Months Ended September 30,
Net of Effects of Acquisitions and Sales	2001	2000
Increase (Decrease) in Cash and Cash Equivalents	(In Thousands)

Accounts Receivable	$ 40,237	$ (908)
Material and Supplies Inventory	(1,497)	(2,852)
Other Current Assets	(7,538)	(30,668)
Accounts Payable	(37,888)	99,487
Other Current Liabilities	4,324	(67,303)
	$ (2,362)	$ (2,244)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 193,226	$ 224,261
	=========	=========
Distributions on Preferred Capital Trust Securities	$ 10,956	$ 10,956
	=========	=========
Income Taxes Paid	$ 23,878	$ 7,141
	=========	=========

As discussed in Note 2, Kinder Morgan, Inc. exchanged approximately 1.8 million Kinder Morgan Energy Partners common units for additional shares of Kinder Morgan Management, LLC during the third quarter of 2001 in non-cash exchange transactions. As discussed in Note 3, in September 2001, Kinder Morgan Power transferred ownership of the Jackson, Michigan power generation facility to a third party in a transaction with both cash and non-cash components.

6.     Business Segments

In accordance with the manner in which we currently manage our businesses, including the allocation of capital and evaluation of business unit performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America, our wholly owned subsidiary which, together with certain associated entities, operates a major interstate natural gas pipeline system; (2) Kinder Morgan Retail, which distributes, on a largely regulated basis, natural gas to retail customers and (3) Power and Other which, through Kinder Morgan Power, constructs and operates electric power generation facilities and which includes various other activities not constituting business segments. Prior to the December 31, 2000 transfer to Kinder Morgan Energy Partners (see Note 3), we also owned and operated Kinder Morgan Texas Pipeline, a major Texas intrastate natural gas pipeline system.

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

BUSINESS SEGMENT INFORMATION

	Three Months Ended September 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets at 9/30/01
	(In Thousands)

Natural Gas Pipeline Company of America	$ 83,612	$ 145,152	$ -	$ 21,015	$ 21,193	$5,603,922
Kinder Morgan Retail	5,621	47,156	-	3,153	4,919	317,188
Power and Other	20,586	34,718	-	2,534	4,659	3,579,905[1]
Consolidated	109,819	$ 227,026	$ -	$ 26,702	$ 30,771	$9,501,015
		==========	==========	==========	==========	==========
General and Administrative Expenses	(15,912)
Other Income and (Expenses)	9,207
Income Before Income Taxes and
Extraordinary Items	$ 103,114
	==========

	Three Months Ended September 30, 2000
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In Thousands)

Natural Gas Pipeline Company of America	$ 82,309	$ 163,113	$ -	$ 21,021	$ 9,067
Kinder Morgan Retail	4,875	41,585	-	2,928	1,499
Kinder Morgan Texas Pipeline[2]	3,957	515,694	-	712	422
Power and Other	10,032	21,025	49	2,352	4,233
Consolidated	101,173	$ 741,417	$ 49	$ 27,013	$ 15,221
		==========	==========	==========	==========
General and Administrative Expenses	(14,611)
Other Income and (Expenses)	(41,716)
Income Before Income Taxes and
Extraordinary Items	$ 44,846
	==========

	Nine Months Ended September 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In Thousands)

Natural Gas Pipeline Company of America	$ 257,788	$ 455,562	$ -	$ 64,098	$ 40,722
Kinder Morgan Retail	33,322	217,338	44	9,158	13,795
Power and Other	48,220	98,203	2,032	7,570	9,637
Consolidated	339,330	$ 771,103	$ 2,076	$ 80,826	$ 64,154
		==========	==========	==========	==========
General and Administrative Expenses	(46,953)
Other Income and (Expenses)	(9,509)
Income Before Income Taxes and
Extraordinary Items	$ 282,868
	==========

	Nine Months Ended September 30, 2000
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In Thousands)

Natural Gas Pipeline Company of America	$ 254,246	$ 433,013	$ (18)	$ 63,336	$ 27,656
Kinder Morgan Retail	31,016	146,171	-	8,705	6,051
Kinder Morgan Texas Pipeline[2]	18,384	1,139,124	-	2,105	10,511
Power and Other	25,846	55,707	97	6,719	10,081
Discontinued Operations	-	-	-	-	5,998
Consolidated	329,492	$1,774,015	$ 79	$ 80,865	$ 60,297
		==========	==========	==========	==========
General and Administrative Expenses	(42,863)
Other Income and (Expenses)	(123,490)
Income Before Income Taxes and
Extraordinary Items	$ 163,139
	==========

1Principally our investment in Kinder Morgan Energy Partners and corporate cash and receivables. Earnings attributable to our investment in Kinder Morgan Energy Partners are included with "Other Income and (Expenses)."

2Kinder Morgan Texas Pipeline was transferred to Kinder Morgan Energy Partners effective December 31, 2000.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

7.     Financing

We have available a $500 million 364-day credit facility, dated October 24, 2001, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program, and include covenants which are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on our senior debt rating. We had no borrowings under our bank facilities at September 30, 2001.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at September 30, 2001 was $703.2 million. Our weighted-average interest rate on short-term borrowings outstanding at September 30, 2001 was 3.47 percent. Average short-term borrowings outstanding during the third quarter of 2001 were $513.1 million and our weighted-average interest rate was 3.78 percent. Average short-term borrowings outstanding during the first nine months of 2001 were $369.2 million and the weighted-average interest rate was 4.54 percent.

On October 10, 2001, we issued $200 million of Floating Rate Notes due October 10, 2002 in an offering made pursuant to Rule 144A of the regulations of the Securities and Exchange Commission. These notes bear interest at the three-month London Interbank Offered Rate (LIBOR) plus 95 basis points, with interest paid quarterly. The proceeds from the offering were used to retire a portion of outstanding short-term borrowings.

On September 10, 2001, we retired our $45 million of 9.625% Series Sinking Fund Debentures due March 1, 2021, utilizing incremental short-term borrowings. In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term borrowings. In conjunction with these early extinguishments of debt, we recorded extraordinary losses of $1.4 million (net of associated tax benefit of $1.0 million) for the three months ended September 30, 2001, and $13.6 million (net of associated tax benefit of $9.0 million) for the nine months ended September 30, 2001. These losses are included under the caption, "Extraordinary Items, Losses on Early Extinguishment of Debt" in the accompanying Consolidated Statements of Income.

We currently have outstanding $460 million of Premium Equity Participating Security Units as described in detail in Note 12(B) of the Notes to Consolidated Financial Statements included in our 2000 Form 10-K. On November 30, 2001, these securities will mature, resulting in our receipt of $460 million in cash and our issuance of $460 million of additional common stock. We expect to use the cash proceeds to retire the $400 million of 6.45% Series of Senior Notes due on the same date and a portion of the short-term borrowings then outstanding.

On October 17, 2001, our Board of Directors approved a common stock dividend of $0.05 per share payable on November 14, 2001 to shareholders of record as of October 31, 2001.

8.     Common Stock Repurchase Plan

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock under a program expected to be completed by the end of 2002. At the trading price at the time of the announcement, the $300 million represented approximately 5.7 million shares, or about 4.4 percent of the shares expected to be outstanding after the November 2001 maturity of our Premium Equity Participating Security Units. As of September 30, 2001, we had repurchased approximately $169.8 million (3,279,000 shares) of our outstanding common stock under the program.

9.     Regulatory Matters

On July 17, 2000, Natural Gas Pipeline Company of America filed its compliance plan, including pro forma tariff sheets, pursuant to the FERC's Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. A technical conference was held on July 10, 2001 to discuss Natural Gas Pipeline Company of America's Order 637 filing. Parties have filed comments on Natural Gas Pipeline Company of America's filing and all parties are awaiting the FERC's decision. Numerous issues regarding Order Nos. 637 and 637-A are on appeal in the Court of Appeals for the District of Columbia. Initial briefs were filed in April 2001, and oral argument is scheduled for November 2001.

Currently, there are no material proceedings challenging the rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future.

10.    Comprehensive Income

During the third quarter and first nine months of 2001, the only difference between our net income and our comprehensive income is the unrealized gain or loss on derivatives we utilized for hedging purposes, as discussed in Note 11. There was no difference between our net income and our comprehensive income during the third quarter of 2000. The only difference between our net income and our comprehensive income during the first nine months of 2000 was the reclassification of the unrealized gain on our investment in available-for-sale securities, which were sold during the first quarter of 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Net Income	$ 58,225	$ 26,708	$ 152,808	$ 97,146
Unrealized Gain on Derivatives Utilized
for Hedging Purposes	8,213	-	37,654	-
Reclassification of Unrealized Gain
on Available-for-Sale Securities	-	-	-	1,602
Comprehensive Income	$ 66,438	$ 26,708	$ 190,462	$ 98,748
	=========	=========	=========	=========

The balance of Accumulated Other Comprehensive Income, included in the caption "Other" under the Stockholders' Equity heading in the accompanying Consolidated Balance Sheets, has been derived as follows:

Accumulated Other Comprehensive Income
(In Thousands)
Balance at January 1, 2001	$ (8,658)
Change in Fair Value of Derivatives Utilized
for Hedging Purposes, Before Income Taxes	35,735
Reclassification of Change in Fair Value of Derivatives
to Net Income, Before Income Taxes	21,249
Income Tax Effects of Above Activities	(19,330)
Balance at September 30, 2001	$ 28,996
===========

11.    Accounting for Derivative Instruments and Hedging Activities

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

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. As of January 1, 2001 and during the three month and nine month periods ended September 30, 2001, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive income balance of $29.0 million, representing unrecognized net gains on derivative activities at September 30, 2001. During the three month and nine month periods ended September 30, 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions will no longer occur by the end of the originally specified time period.

In order to maintain a cost effective capital structure, it is our policy to borrow funds utilizing a mix of fixed-interest-rate and floating-interest-rate debt and, in the third quarter of 2001, we adjusted our mix to be closer to our target ratio. Accordingly, in August 2001, we entered into fixed-to-floating interest rate swap agreements with a notional principal amount of $1.0 billion. These agreements effectively convert the interest expense associated with our 6.65% senior notes due in 2005 and our 7.25% debentures due in 2028 from fixed rates to floating rates based on the three-month LIBOR plus a credit spread. The swap agreement for the longer dated issue (7.25% due in 2028) contains mutual cash out agreements at the then-current economic value every five years. These swaps have been designated as fair value hedges as defined by Statement 133. These swaps meet the conditions required to assume no ineffectiveness under Statement 133 and, therefore, we have accounted for them utilizing the "shortcut" method prescribed for fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

12.    Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Income is net of (i) the debt component of the allowance for funds used during construction ("AFUDC - Interest") and (ii) in the first nine months of 2000, interest income attributable to our note receivable associated with the transfer of certain interests to Kinder Morgan Energy Partners at December 31, 1999 as discussed in Note 5 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
AFUDC - Interest	$ 1,789	$ 771	$ 4,484	$ 1,823
Interest Income	$ -	$ -	$ -	$ 2,647

13.    Other, Net

"Other, Net" as presented in the accompanying Consolidated Statements of Income consists of interest income, gains or losses on the sale of assets and other miscellaneous items. For the three month period ended September 30, 2001, "Other, Net" included (i) $11.5 million of income attributable to the reduction of a liability resulting from Kinder Morgan Energy Partners' buyout of a lease associated with assets previously owned by Kinder Morgan, Inc. and (ii) an increase of $9.0 million in our provision for anticipated litigation costs. For the nine month period ended September 30, 2001, "Other, Net" included, in addition to the third-quarter items given previously, a $6.1 million gain from the sale of certain assets. For the nine months ended September 30, 2000, "Other, Net" included (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved and (iii) $2.1 million attributable to gains from the sale of assets.

14.    Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which Kinder Morgan, Inc. owns, through a wholly owned subsidiary, the general partner interest. In addition, Kinder Morgan, Inc. owns, directly and through consolidated subsidiaries, a limited partner interest in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2000 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Form 10-Q for the quarter ended September 30, 2001 and in its 2000 Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)
Operating Revenues	$ 638,544	$ 202,575	$ 2,402,944	$ 553,691
Operating Expenses	493,652	122,749	1,981,105	330,828
Operating Income	$ 144,892	$ 79,826	$ 421,839	$ 222,863
	===========	===========	===========	===========

Net Income	$ 115,792	$ 69,860	$ 321,685	$ 201,229
	===========	===========	===========	===========

15.    Environmental and Legal Matters

(A)    Environmental Matters

We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal, and other environmental matters. Additionally, we have established reserves to address known environmental remediation sites. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with these regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

See Note 9(A) of Notes to Consolidated Financial Statements in our 2000 Form 10-K for additional information regarding environmental matters.

(B)    Litigation Matters

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado, its parent Questar Pipeline Company, and other affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges, among other things, Questar breached its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain of its affiliates for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. The parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. The Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. On July 19, 2001, the Court granted K N TransColorado's motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. On August 14, 2001, the Court granted leave to Questar to file its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegations against us as set forth above. Fact discovery has closed and expert discovery is ongoing.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of natural gas, mismeasured natural gas, delayed his development of natural gas reserves, and other claims arising out of a contract to purchase natural gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Grynberg on his contract claim that he failed to receive the proper price for his natural gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted natural gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same natural gas to interstate commerce. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the natural gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. Grynberg filed a Notice of Appeal of the FERC's decision to the United States Court of Appeals for the D.C. Circuit. Grynberg recently withdrew this appeal. On June 14, 2001, Rocky Mountain Natural Gas Company filed a motion for Summary Judgment and To Vacate the February 13, 1997, Partial Summary Judgment, as a result of the conclusion of the FERC proceedings. On August 16, 2001, the Court granted Plaintiff's Motion to Continue the Stay of these proceedings.

Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. Settlement conferences have occurred. A final pretrial status conference and settlement conference was held on August 24, 2001. The Court has ordered a settlement conference for December 6, 2001. The case is set for trial on January 7, 2002.

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed and an oral argument on the Motion to Dismiss occurred on March 17, 2000. On July 20, 2000 the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The defendants have sought reconsideration of this Order and have requested a status conference.

Quinque Operating Company, et. al. v. Gas Pipelines, et. al., Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case seek to have the Court certify the case as a class action, a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic mismeasurement of natural gas by the defendants for more than 25 years. Among other things, the plaintiffs allege a conspiracy among the pipeline industry to under-measure gas and have asserted joint and several liability against the defendants. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference recently occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Personal jurisdiction discovery has commenced. Merits discovery has not commenced.

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

This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On February 23, 2000, the federal district court dismissed this Complaint with prejudice. Recently, Rode and McDonald filed notices of appeal of both the state court and federal court dismissals. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et. al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. We have moved to dismiss this complaint and the briefing on the motion is complete.

We believe that we have meritorious defenses to all lawsuits and legal proceedings in which we are defendants and will vigorously defend against them. Based on our evaluation of the above matters, and after consideration of reserves established, we believe that the resolution of such matters will not have a material adverse effect on our businesses, cash flows, financial position or results of operations.

See Note 9(B) of Notes to Consolidated Financial Statements of our 2000 Form 10-K for additional information regarding legal matters.

16.    Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying Statements of Consolidated Cash Flows in the caption "Net Cash Flows Used in Discontinued Operations," for the nine month period ended September 30, 2001, results from cash activity attributable to the remaining reserve for disposal of discontinued operations. For the nine months ended September 30, 2000, the cash outflows shown in this caption result from termination of our receivables sales facility partially offset by inflows from working capital items. The caption "Net Cash Flows Provided By Discontinued Investing Activities," for the nine month period ended September 30, 2001, includes cash received in this period for discontinued operations sold during 2000. For the nine months ended September 30, 2000, the cash inflows shown in this caption primarily result from cash received for the sale of stock and assets to ONEOK, Inc., partially offset by cash paid for a lease buyout on assets included in discontinued operations prior to divestiture. Note 6 of Notes to Consolidated Financial Statements of our 2000 Form 10-K contains additional information on these matters.

17.    Accounting Standards Issued but Not Effective

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations, and future business combinations are likely. The provisions of this Statement require all future business combinations to be accounted for using the purchase method.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will not be amortized. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. We estimate that the reduction of amortization expense following the implementation of this Statement will result in a $0.12 increase in earnings per diluted common share in 2002.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier applications are encouraged. We have not yet quantified the impacts of adopting this Statement on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement retains the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement removes goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This Statement requires the accounting model for long-lived assets to be disposed of by sale be used for all long-lived assets, whether previously held and used or newly acquired. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This Statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

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

Results of Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands Except Per Share Amounts)
Operating Revenues	$ 227,026	$ 741,417	$ (514,391)	$ 771,103	$1,774,015	$(1,002,912)
	==========	==========	==========	==========	==========	===========
Gross Margin	$ 173,534	$ 172,987	$ 547	$ 524,982	$ 545,038	$ (20,056)
	==========	==========	==========	==========	==========	===========
General and Administrative Expenses	$ 15,912	$ 14,611	$ 1,301	$ 46,953	$ 42,863	$ 4,090
	==========	==========	==========	==========	==========	===========
Operating Income	$ 91,396	$ 85,470	$ 5,926	$ 284,643	$ 279,821	$ 4,822
Other Income and (Expenses)	11,718	(40,624)	52,342	(1,775)	(116,682)	114,907
Income Taxes	(43,443)	(18,138)	(25,305)	(116,495)	(65,993)	(50,502)
Extraordinary Items - Losses on Early
Extinguishment of Debt, Net of Tax	(1,446)	-	(1,446)	(13,565)	-	(13,565)
Net Income	$ 58,225	$ 26,708	$ 31,517	$ 152,808	$ 97,146	$ 55,662
	==========	==========	==========	==========	==========	===========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Items	$ 0.49	$ 0.23	$ 0.26	$ 1.37	$ 0.85	$ 0.52
Extraordinary Items - Losses on Early
Extinguishment of Debt	(0.01)	-	(0.01)	(0.11)	-	(0.11)
Total Diluted Earnings Per Common Share	$ 0.48	$ 0.23	$ 0.25	$ 1.26	$ 0.85	$ 0.41
	==========	==========	==========	==========	==========	===========

Diluted earnings per common share before extraordinary items for the third quarter and first nine months of 2001 was $0.49 and $1.37, respectively, in comparison to $0.23 and $0.85 reported in the corresponding periods of 2000. For both the third quarter and nine months ended September 30, 2001, earnings were positively affected by (i) increased operating income (primarily from the Power and Other segment, partially offset by reduced 2001 operating income due to the December 2000 transfer of Kinder Morgan Texas Pipeline to Kinder Morgan Energy Partners), (ii) increased equity in earnings of Kinder Morgan Energy Partners, L.P. and (iii) decreased interest expense. In addition, results for the third quarter and first nine months of 2001 include extraordinary after-tax losses of $1.4 million and $13.6 million, respectively, due to the early extinguishment of debt. Shares used in the diluted earnings per share calculations were higher in the third quarter and first nine months of 2001 by 5.3 million (4.5%) and 7.0 million (6.1%), respectively, in comparison to the corresponding periods of 2000 (see Note 4 of the accompanying Notes to Consolidated Financial Statements). The following comparative discussion of our results of operations is by business unit for factors affecting segment earnings, and on a consolidated basis for other factors.

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

We also owned and operated Kinder Morgan Texas Pipeline, a major intrastate natural gas pipeline system, until it was transferred (together with certain associated entities and other assets) to Kinder Morgan Energy Partners in December 2000.

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

Natural Gas Pipeline Company of America
	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands Except Systems Throughput)

Operating Revenues	$145,152	$163,113	$(17,961)	$455,562	$432,995	$ 22,567
	========	========	========	========	========	========

Gross Margin	$127,190	$122,389	$ 4,801	$381,644	$376,220	$ 5,424
	========	========	========	========	========	========

Segment Earnings	$ 83,612	$ 82,309	$ 1,303	$257,788	$254,246	$ 3,542
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	309.4	323.5	(14.1)	1,016.6	1,072.2	(55.6)
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased from $82.3 million in the third quarter of 2000 to $83.6 million in the third quarter of 2001, an increase of $1.3 million (1.6%). Results for the third quarter of 2001 were positively affected, relative to 2000, by increased natural gas transportation and storage margins. The positive impact of improved transportation and storage margins was partially offset by (i) reduced operational gas sales, (ii) increased operations and maintenance expenses, primarily attributable to the higher costs of electric power for compression and (iii) increased ad valorem taxes.

Natural Gas Pipeline Company of America's segment earnings increased by $3.5 million (1.4%) for the nine months ended September 30, 2001, in comparison to the corresponding period of 2000. Results for the first nine months of 2001, relative to 2000, were affected principally by the same factors affecting the third quarter, as discussed previously. Additionally, the comparison of results for the first nine months of 2001 and 2000 is affected by (i) a $6.1 million pre-tax gain on the sale of offshore laterals in 2001 and (ii) a $3.3 million refund of previously expensed transportation charges from an unaffiliated interstate pipeline in 2000.

In accordance with the "fee-based" aspect of our business strategy, Natural Gas Pipeline Company of America has achieved significant success extending existing contracts and obtaining new contracts for firm transportation capacity on its pipeline system. In addition to extending key capacity arrangements, we have also pursued throughput growth on Natural Gas Pipeline Company of America's system through new transportation and balancing services and by pursuing agreements to provide natural gas transportation and storage services to new and existing gas-fired electric generation facilities along the system. On October 2, 2001, we announced that Natural Gas Pipeline Company of America had signed a firm-transportation contract to provide FPL Energy, LLC, a subsidiary of FPL Group, Inc., with natural gas to power its new 1,789-megawatt electric generating facility in Kaufman County, located 20 miles east of Dallas, Texas. Under the long-term agreement, FPL Energy has subscribed for 250,000 MMBtu per day of firm capacity on the Natural Gas Pipeline Company of America system, effective with the startup of operations at the new plant in mid-year 2003. FPL also agreed to extend an existing 50,000 MMBtu per day firm-transportation service contract it holds on Natural Gas Pipeline Company of America for an additional 18 years. Since the announcement of our "back-to-basics" approach to business operations, we have contracted to supply natural gas transportation services to approximately 23 natural gas-fired electric generation facilities along our system totaling approximately 13,000 megawatts of electric generation capacity.

In addition to internal growth on Natural Gas Pipeline Company of America's existing pipeline system, we are also pursuing opportunities to expand the system. Two major expansion projects under way are the Horizon

Pipeline project in Northern Illinois (see Note 3 of the accompanying Notes to Consolidated Financial Statements) and the extension of Natural Gas Pipeline Company of America's system into the metropolitan east area of St. Louis. Both the Horizon Pipeline and the St. Louis extension are expected to be placed into service by mid-year 2002. Please refer to our 2000 Form 10-K for additional information regarding the Natural Gas Pipeline Company of America business unit.

Kinder Morgan Retail
	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
(In Thousands Except Systems Throughput)

Total Operating Revenues	$ 47,156	$ 41,585	$ 5,571	$217,382	$146,171	$ 71,211
	========	========	========	========	========	========

Gross Margin	$ 19,563	$ 17,578	$ 1,985	$ 75,491	$ 68,870	$ 6,621
	========	========	========	========	========	========

Segment Earnings	$ 5,621	$ 4,875	$ 746	$ 33,322	$ 31,016	$ 2,306
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)[1]	8.4	7.7	0.7	28.6	27.7	0.9
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings increased from $4.9 million in the third quarter of 2000 to $5.6 million in the third quarter of 2001, an increase of $0.7 million (15.3%). Gross margin increased from $17.6 million in the third quarter of 2000 to $19.6 million in the third quarter of 2001, an increase of $2.0 million (11.3%). Kinder Morgan Retail's operating results were positively impacted in 2001, relative to 2000, by (i) increased 2001 gas sales and transportation margins resulting from increased system throughput, (ii) continued successful risk management of gas supply needs and (iii) the inclusion, in 2001 results, of income from the Wolf Creek storage system. These positive impacts were partially offset by higher operating expenses resulting from overall system expansion.

Kinder Morgan Retail's segment earnings increased from $31.0 million in the first nine months of 2000 to $33.3 million in the first nine months of 2001, an increase of $2.3 million (7.4%). Gross margin increased from $68.9 million in the first nine months of 2000 to $75.5 million in the first nine months of 2001, an increase of $6.6 million (9.6%). Kinder Morgan Retail's operating results for the first nine months of 2001, in comparison to 2000, were affected principally by the same factors affecting the third quarter comparisons, as discussed previously.

On July 25, 2001, we announced that we had signed a definitive agreement to purchase natural gas distribution assets from Citizens Communications Company (NYSE: CZN, CZB) for approximately $11 million. The natural gas distribution assets serve approximately 13,400 residential, commercial and agricultural customers in Bent, Crowley, Otero, Archuleta, La Plata and Mineral Counties in Colorado. This transaction was approved by the Colorado Public Utilities Commission on October 31, 2001.

In an effort to reduce income volatility in this weather-dependent business unit, we utilize a weather hedging program. We believe that this weather hedging program reduces our potential future income volatility caused by abnormal weather, allowing us to concentrate on future growth via system throughput expansion and other operating efficiencies. Please refer to our 2000 Form 10-K for additional information regarding the Kinder Morgan Retail business unit.

Power and Other
	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands)			(In Thousands)

Total Operating Revenues	$ 34,718	$ 21,075	$ 13,643	$100,235	$ 55,805	$ 44,430
	========	========	========	========	========	========

Gross Margin	$ 26,781	$ 15,151	$ 11,630	$ 67,847	$ 42,057	$ 25,790
	========	========	========	========	========	========

Segment Earnings	$ 20,586	$ 10,032	$ 10,554	$ 48,220	$ 25,846	$ 22,374
	========	========	========	========	========	========

Power and Other segment earnings increased from $10.0 million in the third quarter of 2000 to $20.6 million in the third quarter of 2001, an increase of $10.6 million (105.2%). Results for 2001 were positively affected, relative to 2000, by (i) increased fee revenues for power plant development and construction and (ii) increased equity in earnings from our investment in Thermo Cogeneration Partnership, reflecting (1) lower fuel costs for power generation as the price of natural gas decreased and (2) lower interest costs on external debt, a portion of which is tied to various short-term London Interbank Offered Rates (LIBOR). These positive impacts were partially offset by increased operations and maintenance expenses resulting from overall expansion in the scope of this business unit as the number of power projects has increased. Earnings in this business unit are largely project driven and may be expected to vary from period to period as individual projects are completed and other projects are initiated. As announced in February 2001, we have entered into agreements with a unit of The Williams Companies, Inc. (NYSE:WMB) under which Williams will supply fuel to and market 3,300 megawatts of electric generation capacity for six natural gas-fired electric generation facilities to be developed by Kinder Morgan Power Company. These facilities are expected to be placed into service between 2002 and 2004. In the third quarter of 2001, Kinder Morgan Power began recording earnings associated with its development of the 550 megawatt natural gas-fired electric power plant currently under construction in Jackson, Michigan. This facility is being developed under the previously described series of agreements with a unit of the Williams Companies. In September 2001, Kinder Morgan Power transferred ownership of the Jackson, Michigan power generation facility to a third party in exchange for cash and a note receivable. Collection of the $219 million note is expected in late 2001 or early 2002 upon closing of debt financing under arrangements with financial institutions. Results from our international operations, our arrangement with HS Resources and internal communications services, which activities are also included in this business unit, had a negligible impact on the period to period changes in operating income.

Power and Other segment earnings increased from $25.8 million in the first nine months of 2000 to $48.2 million in the first nine months of 2001, an increase of $22.4 million (86.6%). Results for the first nine months of 2001, compared to 2000, were positively impacted by increased fee revenues for power plant development and construction, as discussed previously. This positive impact was partially offset by (i) lower equity in earnings from our investment in Thermo Cogeneration Partnership, primarily due to higher fuel costs during the first five months of 2001 and (ii) higher operations and maintenance expenses resulting from overall expansion of this business unit. Please refer to our 2000 Form 10-K for additional information regarding the Power and Other business unit.

Kinder Morgan Texas Pipeline
	Three Months Ended	Nine Months Ended
	September 30, 2000	September 30, 2000
(In Thousands Except Systems Throughput)

Total Operating Revenues	$ 515,694	$1,139,124
	==========	==========

Gross Margin	$ 17,918	$ 57,989
	==========	==========

Segment Earnings	$ 3,957	$ 18,384
	==========	==========

Systems Throughput (Trillion Btus)	175.6	490.5
	==========	==========

Effective December 31, 2000, we completed the transfer of several assets to Kinder Morgan Energy Partners, including Kinder Morgan Texas Pipeline. Additional information on this transaction is contained in Note 3 of the accompanying Notes to Consolidated Financial Statements.

Other Income and (Expenses)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Earnings Increase (Decrease	2001	2000	Earnings Increase (Decrease)
	(In Thousands)			(In Thousands)
Interest Expense, Net	$ (53,175)	$ (61,956)	$ 8,781	$(167,700)	$(185,431)	$ 17,731
Equity in Earnings of Kinder
Morgan Energy Partners:
Equity in Earnings	76,249	34,562	41,687	198,344	99,287	99,057
Amortization of Excess
Investment	(5,907)	(6,927)	1,020	(19,449)	(21,366)	1,917
Equity in Earnings of Power
Segment	2,511	1,103	1,408	1,551	4,648	(3,097)
Other Equity in Losses	(420)	(1,783)	1,363	(5,063)	(7,399)	2,336
Minority Interests	(10,865)	(5,986)	(4,879)	(25,038)	(18,059)	(6,979)
Other, Net	3,325	363	2,962	15,580	11,638	3,942
	$ 11,718	$ (40,624)	$ 52,342	$ (1,775)	$(116,682)	$ 114,907
	=========	=========	=========	=========	=========	=========

Interest expense decreased by $8.8 million (14.2%) for the third quarter and $17.7 million (9.6%) for the nine months ended September 30, 2001, in comparison with the corresponding periods in 2000. These decreases are principally due to reduced debt levels resulting from (i) increased cash distributions from Kinder Morgan Energy Partners, (ii) proceeds from the transfer of Kinder Morgan Texas Pipeline and other assets to Kinder Morgan Energy Partners in December 2000 and (iii) proceeds from sales of discontinued businesses. In addition, 2001 interest expense has been reduced due to lower average interest rates caused by (i) early extinguishment of higher interest rate debt and (ii) utilization of fixed-to-floating interest rate swaps. Notes 3, 11 and 16 of the accompanying Notes to Consolidated Financial Statements contain additional information on these matters.

Our equity in earnings of Kinder Morgan Energy Partners, net of associated amortization, increased by $42.7 million (154.5%) for the third quarter and $101.0 million (129.6%) for the nine months ended September 30, 2001, in comparison with the corresponding periods in 2000. These increases are the result of (i) increased incentive distributions from Kinder Morgan Energy Partners resulting from our ownership of the general partner of Kinder Morgan Energy Partners and (ii) increased income from our limited partner interests in Kinder Morgan Energy Partners due to our and our affiliates' ownership of 20.8 million common limited partner units, 5.3 million Class B limited partner units and 4.8 million i-units (net of the minority interest in Kinder Morgan Management, LLC) at September 30, 2001. The reader is directed to Note 14 of the accompanying Notes to Consolidated Financial Statements for additional information regarding the results of operations of Kinder Morgan Energy Partners.

The deduction for "Minority Interests" increased by $4.9 million (81.5%) for the third quarter and $7.0 million (38.6%) for the nine months ended September 30, 2001, in comparison to the corresponding periods of 2000. These increases are due principally to the inclusion, in 2001 results, of the minority interest in Kinder Morgan Management, LLC (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

The change in "Other, Net" from the third quarter of 2000 to the third quarter of 2001 is principally due to the inclusion in 2001 results of an $11.4 million gain attributable to the reduction of a liability resulting from Kinder Morgan Energy Partners' buyout of a lease associated with assets previously owned by Kinder Morgan, Inc., partially offset by an increase of $9.0 million in our provision for anticipated legal costs. For the nine months ended September 30, 2001, "Other, Net" includes, in addition to the third-quarter items mentioned previously, a $6.1 million gain from the sale of certain assets, while the corresponding period in 2000 includes (i) $4.1 million due to the recovery of note receivable proceeds in excess of carrying value, (ii) $3.9 million attributable to the settlement of a regulatory matter for an amount less than that previously reserved and (iii) $2.1 million attributable to gains from the sale of assets.

Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
	(In Thousands)			(In Thousands)

Income Tax Provision	$ 43,443	$ 18,138	$ 25,305	$ 116,495	$ 65,993	$ 50,502
	=========	=========	=========	=========	=========	=========

Effective Tax Rate	42.1%	40.4%	1.7%	41.2%	40.4%	0.8%
	=========	=========	=========	=========	=========	=========

The increases of $25.3 million and $50.5 million in the income tax provision for the third quarter and first nine months of 2001, respectively, in comparison to the corresponding periods of 2000, are principally the result of increases of $58.3 million and $119.7 million, respectively, in income before income taxes and extraordinary items. The increases of 1.7% and 0.8% in the effective tax rate for the third quarter and first nine months of 2001, respectively, in comparison to the corresponding periods of 2000, are due primarily to the impact on the effective tax rate of recording the minority interest in the earnings of Kinder Morgan Management, LLC on an after-tax basis.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flow impacts associated with discontinued operations are discussed under "Cash Flows" following. Note 16 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

The following table illustrates the sources of our invested capital. The balances at December 31, 1999 and 2000, and September 30, 2001 reflect the impacts associated with our acquisition of Kinder Morgan (Delaware), Inc. and our transfer of certain assets to Kinder Morgan Energy Partners. The balances at September 30, 2001 also reflect the early retirement of three series of debt securities and the sale of shares of Kinder Morgan Management, LLC in a public offering. In October 2001, we issued $200 million of one-year notes. Our capitalization during the remainder of 2001 will be affected by, among other things, the November 30, 2001 maturity of our Premium Equity Participating Security Units. Additional information on these matters is contained under "Net Cash Flows from Financing Activities" following and in Note 7 of the accompanying Notes to Consolidated Financial Statements.

	September 30,	December 31,
	2001	2000	1999	1998
	(Dollars In Thousands)
Long-term Debt	$ 2,432,441	$ 2,478,983	$ 3,293,326	$ 3,300,025
Minority Interests	845,244	4,910	9,523	63,354
Common Equity	1,834,011	1,777,624	1,649,615	1,219,043
Preferred Stock	-	-	-	7,000
Capital Trust Securities	275,000	275,000	275,000	275,000
Capitalization	5,386,696	4,536,517	5,227,464	4,864,422
Short-term Debt	1,109,487	908,167	581,567	1,702,013[1]
Invested Capital	$ 6,496,183	$ 5,444,684	$ 5,809,031	$ 6,566,435
	===========	===========	===========	===========

Capitalization:
Long-term Debt	45.2%	54.6%	63.0%	67.8%
Minority Interests	15.7%	0.1%	0.2%	1.3%
Common Equity	34.0%	39.2%	31.5%	25.1%
Preferred Stock	-	-	-	0.1%
Capital Trust Securities	5.1%	6.1%	5.3%	5.7%

Invested Capital:
Total Debt	54.5%[2]	62.2%	66.7%	76.2%
Equity, Including Capital Trust Securities	45.5%[2]	37.8%	33.3%	23.8%

1 Includes the $1,394,846 Substitute Note assumed in conjunction with the acquisition of MidCon Corp., which note was repaid in January 1999.
2 If adjusted to reflect the November 2001 maturity of the Premium Equity Participating Security Units (see "Net Cash Flows from Financing Activities") and the associated $460 million increase in equity and decrease in debt, the ratios would be: Debt - 47.4%, Equity - 52.6%.

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock under a program expected to be completed by the end of 2002. At the trading price at the time of the announcement, the $300 million represented approximately 5.7 million shares, or about 4.4 percent of the shares expected to be outstanding after the November 2001 maturity of our Premium Equity Participating Security Units. As of September 30, 2001, we had repurchased approximately $169.8 million (3,279,000 shares) of our outstanding common stock under the program.

On May 18, 2001, Kinder Morgan Management, LLC, an indirect subsidiary of Kinder Morgan, Inc., issued and sold its common shares in an underwritten public offering. Upon completion of the offering, Kinder Morgan Management, LLC became a partner in Kinder Morgan Energy Partners and assumed the responsibility to manage and control its business and affairs. The net proceeds from the offering were used by Kinder Morgan Management, LLC to buy i-units from Kinder Morgan Energy Partners. The i-units are a new class of Kinder Morgan Energy Partners' limited partner interests and will be issued only to Kinder Morgan Management, LLC. As described in our 2000 Form 10-K, we have certain rights and obligations with respect to these securities, including an obligation to purchase the Kinder Morgan Management, LLC shares or exchange them for Kinder Morgan Energy Partners' common units as discussed following.

On July 18, 2001, Kinder Morgan Energy Partners announced a two-for-one split of its common units. The common unit split, in the form of a one-common-unit distribution for each common unit outstanding, occurred on August 31, 2001. This split resulted in Kinder Morgan, Inc. receiving one additional common unit for each common unit it owned and Kinder Morgan Management, LLC receiving one additional i-unit for each i-unit it owned. Also on July 18, 2001, Kinder Morgan Management, LLC announced a two-for-one split of its shares. This share split, in the form of a one-share distribution for each share outstanding, occurred on August 31, 2001.

Holders of Kinder Morgan Management, LLC shares are entitled to present them to Kinder Morgan, Inc. who will, at its option, either (i) exchange one common unit of Kinder Morgan Energy Partners for each share presented or (ii) redeem the shares for an amount of cash based on the market price of Kinder Morgan Energy Partners' common units as specified in the registration statements. As of September 30, 2001, approximately 1.8 million Kinder Morgan Management, LLC shares (after adjustment for the stock split as discussed preceding) had been exchanged for Kinder Morgan Energy Partners' common units. As a result of these exchanges, at September 30, 2001, Kinder Morgan, Inc. owned approximately 4.8 million (16%) of Kinder Morgan Management, LLC's outstanding shares. Our income statement is not affected by these exchanges, which are taxable events for income tax purposes. The impacts on our balance sheet are a decrease in minority interest and a change in paid-in capital equal to the difference between the book value of the minority interest associated with the Kinder Morgan Management, LLC shares received in the exchange and the book value of the Kinder Morgan Energy Partners' units surrendered, net of the associated tax liability. Through September 30, 2001, these exchanges have increased our paid-in capital by approximately $8.7 million.

We are continuing to assess the effect of the terrorist attacks of September 11, 2001 on our businesses. In response to the attacks, we have performed security surveys on certain sections of our pipelines and other assets. In addition, we face the possibility that on January 1, 2002, property insurance carriers generally may terminate insurance coverage for all companies for incidents of sabotage and terrorism. We are exploring the availability of sabotage and terrorism insurance from other sources. Furthermore, proposed federal legislation may provide an insurance framework that will cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that federal legislation will be passed or that adequate sabotage and terrorism insurance will be available after January 1, 2002.

We do not believe that the increased cost associated with these measures will have a material effect on our operating results. As of October 31, 2001, we have not noticed a significant decrease in the volumes moving through our systems or other negative impacts on our businesses as a result of the September 11, 2001 attacks. However, if demand for the products that we handle were to significantly decrease, our shippers would decrease the volumes that they ship through our systems, which could have a negative impact on our financial performance.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Statements of Consolidated Cash Flows and related supplemental disclosures included in our 2000 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $101.3 million for the nine months ended September 30, 2000 to $273.7 million for the nine months ended September 30, 2001, an increase of $172.4 million. This increase is primarily due to (i) a decrease of $93.3 million in cash flows used for discontinued operations, primarily attributable to the termination of our receivables sales facility as further discussed in the following paragraph and (ii) an $83.9 million increase in cash inflows from our investment in Kinder Morgan Energy Partners. Net cash flows used in discontinued operations in 2001 result from cash activity attributable to the remaining reserve for disposal of discontinued operations.

As more fully discussed in our 2000 Form 10-K, in September 1999, we established a receivables sales facility that provided up to $150 million of additional liquidity. In accordance with this agreement, proceeds of $150 million were received on September 30, 1999. In February 2000, we reduced our participation in the receivables program by $124.9 million and on April 25, 2000, we repaid the residual balance and terminated the agreement. In accordance with authoritative accounting guidelines, cash flows associated with this facility are included with "Cash flows from Operating Activities" in the accompanying interim Consolidated Statements of Cash Flows.

Net Cash Flows from Investing Activities

"Net Cash Flows Provided by (Used in) Investing Activities" decreased from a source of $347.5 million for the nine months ended September 30, 2000 to a use of $1.3 billion for the nine months ended September 30, 2001, a net decrease of $1.6 billion. This decrease is principally due to (i) an outflow of $991.9 million for the nine months ended September 30, 2001 for additional investment in Kinder Morgan Energy Partners, (ii) a $330 million decrease due to the fact that nine months ended September 30, 2000 cash flows included proceeds from our December 1999 transfer of certain assets and interests to Kinder Morgan Energy Partners, (iii) an outflow of $201.8 million for the nine months ended September 30, 2001 for investments in power plant facilities and (iv) a $103.8 million decrease in cash flows from discontinued operations as a result of (1) $25.7 million received for the nine months ended September 30, 2001 for discontinued operations sold during 2000 and (2) for the nine months ended September 30, 2000, an inflow of $163.9 million received for discontinued operations sold partially offset by an outflow of $59.9 million for a lease buyout on assets included in discontinued operations prior to divestiture. Please refer to Notes 2 and 16 of the accompanying Notes to Consolidated Financial Statements and Notes 5 and 6 of Notes to Consolidated Financial Statements included in our 2000 Form 10-K for additional information regarding these transactions.

Net Cash Flows from Financing Activities

"Net Cash Flows Provided By (Used In) Financing Activities" increased from a use of $456.0 million for the nine months ended September 30, 2000 to a source of $865.5 million for the nine months ended September 30, 2001, an increase of $1.3 billion. This increase is principally due to (i) net proceeds of $888.1 million for the nine months ended September 30, 2001 from the issuance of membership shares by Kinder Morgan Management, LLC (see Note 2 of the accompanying Notes to Consolidated Financial Statements), (ii) $495.7 million of cash used in the nine months ended September 30, 2001 for the early extinguishment of three series of debt securities (see Note 7 of the accompanying Notes to Consolidated Financial Statements) and (iii) a change in net short-term borrowing of $916.4 million principally due to (1) a reduction in net short-term borrowing in the nine months ended September 30, 2000 facilitated by cash inflows from investing activities (see "Net Cash Flows from Investing Activities" above) and (2) an increase in net short-term borrowing in the nine months ended September 30, 2001, principally to fund a portion of the early extinguishment of long-term debt and the reacquisition of a portion of our outstanding common shares, in each case as discussed previously.

Our principal sources of short-term liquidity are our revolving bank facilities totaling $900 million. At September 30, 2001, we had $703.2 million of commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $692.5 million at October 31, 2001. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was

$185.1 million and $195.8 million at September 30, 2001 and October 31, 2001, respectively. For additional information on utilization of these facilities, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

On October 10, 2001, we issued $200 million of Floating Rate Notes due October 10, 2002 in an offering made pursuant to Rule 144A of the regulations of the Securities and Exchange Commission. These notes bear interest at the three-month LIBOR plus 95 basis points, with interest paid quarterly. The proceeds from the offering were used to retire a portion of outstanding short-term borrowings.

On September 10, 2001, we retired our $45 million of 9.625% Series Sinking Fund Debentures due March 1, 2021, utilizing incremental short-term borrowings. In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term debt. In conjunction with these early extinguishments of debt, we recorded an extraordinary loss of $13.6 million (net of associated tax benefit of $9.0 million), presented as a separate line item in the accompanying interim Consolidated Statement of Income for the nine months ended September 30, 2001.

As further described in Note 11 of the accompanying Notes to Consolidated Financial Statements, in August 2001, we entered into $1 billion face value of fixed-to-floating interest rate swaps, effectively converting the interest expense associated with two of our fixed-rate debt issues to a floating rate based on the three-month LIBOR. These swaps are accounted for as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

On October 17, 2001, our Board of Directors approved a common stock dividend of $0.05 per share payable on November 14, 2001 to shareholders of record as of October 31, 2001.

Accounting Standards Issued but Not Effective

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations, and future business combinations are likely. The provisions of this Statement require all future business combinations to be accounted for using the purchase method.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will not be amortized. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. We estimate that the reduction of amortization expense following the implementation of this Statement will result in a $0.12 increase in earnings per diluted common share in 2002.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier applications are encouraged. We have not yet quantified the impacts of adopting this Statement on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement retains the requirements to (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (ii) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement removes goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This Statement requires the accounting model for long-lived assets to be disposed of by sale be used for all long-lived assets, whether previously held and used or newly acquired. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This Statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

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

•	national, international, regional and local economic, competitive and regulatory conditions and developments;
•	the various factors which affect Kinder Morgan Energy Partners' ability to maintain or increase its level of earnings and distributions;
•	our ability to integrate any acquired operations into our existing operations;
•	changes in laws or regulations, third-party relationships and approvals, decisions of courts, regulators and governmental bodies that may affect our business or our ability to compete;
•	our ability to achieve cost savings and revenue growth;
•	conditions in capital markets;
•	rates of inflation;
•	interest rates;
•	political and economic stability of oil producing nations;
•	the pace of deregulation of retail natural gas and electricity;
•	the availability of terrorism and sabotage insurance at reasonable premiums;
•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and
•	the timing and success of business development efforts.

You should not put an undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2000, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2000 Form 10-K. Effective January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. See Note 11 of the accompanying Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 15 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2001, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

None

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated July 30, 2001 was filed on July 31, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make several presentations beginning on July 31, 2001 to a group of analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(2)	Current Report on Form 8-K dated August 17, 2001 was filed on August 20, 2001 pursuant to Items 5. and 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. disclosed that Kinder Morgan Management, LLC, a subsidiary of Kinder Morgan, Inc., issued a press release on July 18, 2001 announcing a two-for-one split of Kinder Morgan Management, LLC's shares, in the form of a distribution of one share for each share outstanding, which distribution took place on August 31, 2001. Kinder Morgan, Inc. stated that, pursuant to Rule 416 promulgated under the Securities Act of 1933, as amended, the Registration Statements on Form S-3 (File Nos. 333-60912 and 333-55866) of Kinder Morgan, Inc. are deemed to cover the additional exchange feature and purchase obligations of Kinder Morgan, Inc. arising out of the split of Kinder Morgan Management, LLC shares.

Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed, as an exhibit, the press release of Kinder Morgan Management, LLC dated July 18, 2001 announcing a two-for-one split of its shares.

(3)	Current Report on Form 8-K dated September 6, 2001 was filed on September 6, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make several presentations beginning on September 6, 2001 to analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(4)	Current Report on Form 8-K dated November 9, 2001 was filed on November 9, 2001 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make several presentations beginning on November 9, 2001 to institutional investors and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
November 14, 2001	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)