Form 10-K405
period 2001-12-31
KINDER MORGAN INC
filed 2002-02-20
CIK 54502

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
      Common stock, par value $5 per share                   New York Stock Exchange
        Preferred share purchase rights                      New York Stock Exchange
       Exchange feature of Kinder Morgan                     New York Stock Exchange
             Management, LLC shares
      Purchase obligation of Kinder Morgan                   New York Stock Exchange
             Management, LLC shares

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 PREFERRED STOCK, CLASS A $5 CUMULATIVE SERIES
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,794,480,772 as of January 31, 2002.

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date was: Common stock, $5 par value; authorized 150,000,000 shares; outstanding 123,596,043 shares as of February 1, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
                                       PART I
Items 1 and 2.  Business and Properties.....................................     3-13
                Overview....................................................        4
                Natural Gas Pipeline Company of America.....................        5
                Kinder Morgan Retail........................................        7
                Power and Other.............................................        8
                Regulation..................................................        9
                Environmental Regulation....................................       11
                Risk Factors................................................       12
Item 3.         Legal Proceedings...........................................    13-15
Item 4.         Submission of Matters to a Vote of Security Holders.........       16
                Executive Officers of the Registrant........................    16-18
                                       PART II
Item 5.         Market for Registrant's Equity and Related Security Holder
                  Matters...................................................       18
Item 6.         Selected Financial Data.....................................    19-20
Item 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................    21-44
                General.....................................................       21
                Critical Accounting Policies and Estimates..................       22
                Consolidated Financial Results..............................       24
                Results of Operations.......................................       25
                Natural Gas Pipeline Company of America.....................       26
                Kinder Morgan Retail........................................       28
                Power and Other.............................................       29
                Kinder Morgan Texas Pipeline................................       30
                Kinder Morgan Interstate Gas Transmission...................       31
                Other Income and (Expenses).................................       31
                Income Taxes -- Continuing Operations.......................       32
                Discontinued Operations.....................................       32
                Liquidity and Capital Resources.............................       33
                Cash Flows..................................................       35
                Litigation and Environmental................................       39
                Regulation..................................................       39
                Risk Management.............................................       39
                Recent Accounting Pronouncements............................       42
Item 7A.        Quantitative and Qualitative Disclosures About Market
                  Risk......................................................       44
Item 8.         Financial Statements and Supplementary Data.................    45-93
Item 9.         Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure..................................       94

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
                                      PART III
Item 10.        Directors and Executive Officers of the Registrant..........       94
Item 11.        Executive Compensation......................................       94
Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management................................................       94
Item 13.        Certain Relationships and Related Transactions..............       94
                                       PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................    94-98
Signatures..................................................................       99

---------------

Note: Individual financial statements of the parent company are omitted pursuant to the provisions of Accounting Series Release No. 302.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

     In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation, incorporated on May 18, 1927, formerly known as K N Energy, Inc.) and its consolidated subsidiaries. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. In this report, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet and the term "MMBtus" means million British Thermal Units ("Btus"). Natural gas liquids consist of ethane, propane, butane, iso-butane and natural gasoline.

  (A) GENERAL DEVELOPMENT OF BUSINESS

     We are one of the largest energy storage and transportation companies in the United States, operating, either for ourselves or on behalf of Kinder Morgan Energy Partners, L.P., more than 30,000 miles of natural gas and products pipelines. We own and operate Natural Gas Pipeline Company of America, a major interstate natural gas pipeline system with approximately 10,000 miles of pipelines and associated storage facilities. We own and operate a retail natural gas distribution business serving approximately 233,000 customers in Colorado, Nebraska and Wyoming. We construct, operate and, in some cases, own natural gas-fired electric generation facilities. These businesses are discussed in detail in the next section of this report. Our common stock is traded on the New York Stock Exchange under the symbol "KMI." Our executive offices are located at 500 Dallas, Suite 1000, Houston Texas 77002 and our telephone number is (713) 369-9000.

     In addition to the businesses described above, we own the general partner of, and a significant limited partner interest in, Kinder Morgan Energy Partners, the largest publicly traded limited partnership in the pipeline industry in terms of market capitalization and the second largest products pipeline system in the United States in terms of volumes delivered. Kinder Morgan Energy Partners also owns and/or operates a diverse group of assets used in the transportation, storage and processing of energy products, including refined petroleum products pipeline systems with more than 10,000 miles of pipeline and over 32 associated terminals. Kinder Morgan Energy Partners owns 10,000 miles of natural gas transportation pipelines and natural gas gathering and storage facilities. Kinder Morgan Energy Partners also owns or operates 33 dry bulk terminal facilities that transfer approximately 55 million tons of coal, petroleum coke and other products annually and owns 11 liquids terminals with storage capacity for up to 35 million barrels of refined petroleum products and chemicals. In addition, Kinder Morgan Energy Partners owns 51% of, and operates, Plantation Pipeline Company and owns 100% of Kinder Morgan CO(2) Company, L.P., formerly Shell CO(2) Company, Ltd. On December 17, 2001, Kinder Morgan Energy Partners announced that it had entered into a definitive agreement to acquire Tejas Gas, LLC for approximately $750 million in cash. Tejas Gas owns and operates a 3,400-mile intrastate natural gas pipeline system in the Texas Gulf Coast area. Additional information concerning the business of Kinder Morgan Energy Partners is contained in Kinder Morgan Energy Partners' 2001 Annual Report on Form 10-K.

     In May 2001, Kinder Morgan Management, LLC, one of our indirect subsidiaries, issued and sold shares in an underwritten initial public offering. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control Kinder Morgan Energy Partners' business and affairs. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests and have been, and will be, issued only to Kinder Morgan Management.

     In the initial public offering, 10 percent of Kinder Morgan Management's shares were purchased by us, with the balance purchased by the public. The equity interest in Kinder Morgan Management (which is consolidated in our financial statements) purchased by the public created an additional minority interest on our balance sheet of $892.7 million at the time of the transaction. The earnings recorded by Kinder Morgan Management that are attributable to its shares held by the public are reported as "minority interest" in our consolidated statements of operations. We have certain rights and obligations with respect to these securities, including an obligation to purchase the Kinder Morgan Management shares or exchange them for Kinder Morgan Energy Partners, L.P.'s common units that we own or for cash. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management's 2001 Annual Report on Form 10-K.

     As of December 31, 2001, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC, we own, approximately 31.1 million limited partner units of Kinder Morgan Energy Partners, representing approximately 18.7% of its total outstanding units. We receive quarterly distributions on the i-units in additional i-units and distributions on our other units in cash. We reflect our investment in Kinder Morgan Energy Partners under the equity method of accounting and, accordingly, report our share of Kinder Morgan Energy Partners' earnings as "Equity in Earnings" in our Consolidated Statement of Operations in the period in which such earnings are reported by Kinder Morgan Energy Partners.

     In addition to distributions received on our limited partner interests as discussed above, we also receive an incentive distribution from Kinder Morgan Energy Partners as a result of our ownership of the general partner interest in Kinder Morgan Energy Partners. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unit holders exceed specified target levels as set forth in Kinder Morgan Energy Partners' partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for distributions above $0.23375 per limited partner unit. Including both our general and limited partner interests in Kinder Morgan Energy Partners, at the current level of distributions, we currently are entitled to receive approximately 50% of all quarterly distributions from Kinder Morgan Energy Partners, of which approximately 38% is attributable to our general partner interest and 12% is attributable to our limited partner interest. The actual level of distributions we will receive in the future will vary with the level of distributable cash determined in accordance with Kinder Morgan Energy Partners' partnership agreement.

     On October 7, 1999, we completed the acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the sole stockholder of the general partner of Kinder Morgan Energy Partners. To effect that acquisition, we issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan (Delaware). Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan (Delaware), was named Chairman and Chief Executive Officer, and we were renamed Kinder Morgan, Inc.

  (B) FINANCIAL INFORMATION ABOUT SEGMENTS

     Note 21 of the accompanying Notes to Consolidated Financial Statements contains financial information about our business segments.

  (C) NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW

     We are an energy and related services provider. Our principal business segments are: (1) Natural Gas Pipeline Company of America (NGPL) and affiliated companies, a major interstate natural gas pipeline and storage system, (2) Kinder Morgan Retail, the regulated sale of natural gas to residential, commercial and industrial customers and non-utility sales of natural gas to certain utility customers under the Choice Gas Program, a program that allows utility customers to choose their natural gas provider, and (3) Power and Other, the construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments. Natural gas transportation, sales and storage accounted for approximately 90%, 96% and 95% of our consolidated revenues in 2001, 2000 and 1999, respectively. The operations of Kinder Morgan Energy Partners, a significant master limited partnership equity-method investee in which we hold the general partner interest, include (i) liquids and refined products pipelines, (ii) transportation and storage of natural gas, (iii) carbon dioxide production and transportation and (iv) bulk and liquids terminals. Our equity in the earnings of Kinder Morgan Energy Partners, net of the associated amortization, constituted approximately 40%, 21% and 2% of our income from continuing operations before interest and income taxes in 2001, 2000 and 1999, respectively. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", at December 31, 1999 and 2000, we transferred certain assets to Kinder Morgan Energy Partners. In 1999, we discontinued our wholesale natural gas marketing, non-energy retail marketing services and natural gas gathering and processing businesses. Notes 6 and 21 of the accompanying Notes to Consolidated Financial Statements contain additional information on asset sales and our business segments. As discussed following, certain of our operations are regulated by various federal and state entities.

  NATURAL GAS PIPELINE COMPANY OF AMERICA

     During 2001, Natural Gas Pipeline Company of America's segment earnings of $346.6 million represented approximately 56% of Kinder Morgan, Inc.'s income before interest and income taxes. Through Natural Gas Pipeline Company of America we own and operate approximately 10,000 miles of interstate natural gas pipelines, field system lines and related facilities, consisting primarily of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. The system is powered by 62 compressor stations in mainline and storage service having an aggregate of approximately 1.0 million horsepower. Natural Gas Pipeline Company of America's system has over 1,700 points of interconnection with 32 interstate pipelines, 19 intrastate pipelines, a number of gathering systems, and over 60 local distribution companies and other end users, thereby providing significant flexibility in the receipt and delivery of natural gas. Natural Gas Pipeline Company of America's Amarillo Line originates in the West Texas and New Mexico producing areas and is comprised of approximately 3,900 miles of mainline and various small-diameter pipelines. The other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,400 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by Natural Gas Pipeline Company of America's 700-mile Amarillo/Gulf Coast pipeline.

     Natural Gas Pipeline Company of America provides transportation and storage services to third-party natural gas distribution utilities, marketers, producers, industrial end users and other shippers. Pursuant to transportation agreements and Federal Energy Regulatory Commission tariff provisions, Natural Gas Pipeline Company of America offers its customers firm and interruptible transportation, storage, park-and-loan and no-notice services. Under Natural Gas Pipeline Company of America's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location and time of year. Under no-notice service, customers pay a reservation charge for the right to have up to a specified volume of natural gas delivered but, unlike with firm transportation service, are able to meet their peaking requirements without making specific nominations. Natural Gas Pipeline Company of America has the authority to negotiate rates with customers as long as it has first offered service under its reservation and commodity charge rate structure. Natural Gas Pipeline Company of America's revenues have historically been higher in the first and fourth quarters of the year, reflecting higher system utilization during the colder months. During the winter months, Natural Gas Pipeline Company of America collects higher transportation commodity revenue, higher interruptible transportation revenue, winter-only capacity revenue and higher peak rates on certain contracts.

     Natural Gas Pipeline Company of America's principal delivery market area encompasses the states of Illinois, Indiana and Iowa and secondary markets in portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. Natural Gas Pipeline Company of America is the largest transporter of natural gas to the Chicago market and we believe that its cost of service is one of the most competitive in the region. In 2001, Natural Gas Pipeline Company of America delivered an average of 1.67 trillion Btus per day of natural gas to this market. Given its strategic location at the center of the North American pipeline grid, we believe that Chicago is likely to continue to be a major natural gas trading hub for the rapidly growing markets in the Midwest and Northeast.

     Substantially all of Natural Gas Pipeline Company of America's pipeline capacity is committed under firm transportation contracts ranging from one to five years. Approximately 71% of the total transportation volume committed under Natural Gas Pipeline Company of America's long-term firm transportation contracts in effect on January 1, 2002 had remaining terms of less than three years. Natural Gas Pipeline Company of America continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts. Nicor Gas and Peoples Energy are Natural Gas Pipeline Company of America's two largest customers. Contracts representing 28% of Natural Gas Pipeline Company of America's total long-term contracted firm transport capacity as of January 1, 2002 are scheduled to expire during 2002.

     Natural Gas Pipeline Company of America is one of the nation's largest natural gas storage operators with approximately 600 Bcf of total natural gas storage capacity, 215 Bcf of working gas capacity and up to 4.0 Bcf per day of peak deliverability from its storage facilities, which are located near the markets it serves. Natural Gas Pipeline Company of America owns and operates eight underground storage fields in four states. These storage assets complement its pipeline facilities and allow it to optimize pipeline deliveries and meet peak delivery requirements in its principal markets. Natural Gas Pipeline Company of America provides firm and interruptible gas storage service pursuant to storage agreements and tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly charge based upon actual volumes of gas stored.

     Natural Gas Pipeline Company of America is a 50% joint venturer in the Horizon Pipeline Company. Nicor-Horizon, a subsidiary of Nicor Inc. (NYSE: GAS) is the other joint venturer. The Horizon Pipeline Company will lease 46 miles of existing pipeline from Natural Gas Pipeline Company of America that it will combine with 27 miles of 36-inch pipeline that it is currently constructing at an estimated cost of $79 million. These combined facilities will allow Horizon Pipeline Company to transport 380 MMcf of natural gas per day from near Joliet into McHenry County in Illinois, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and an existing Natural Gas Pipeline Company of America pipeline. Horizon Pipeline Company's pipeline system, expected to be completed in the summer of 2002, will be operated by Natural Gas Pipeline Company of America.

     Natural Gas Pipeline Company of America is currently constructing a lateral extension of its pipeline system from Centralia, Illinois into the metropolitan east area of St. Louis. This lateral will consist of approximately 50 miles of 24-inch pipeline with an initial capacity of approximately 300,000 MMBtus per day. We expect to place these facilities into service early in the third quarter of 2002 at an estimated cost of $36.4 million.

     Competition: Natural Gas Pipeline Company of America competes with other transporters of natural gas in virtually all of the markets it serves and, in particular, in the Chicago area, which is the northern terminus of Natural Gas Pipeline Company of America's two major pipeline segments and its largest market. These competitors include both interstate and intrastate natural gas pipelines and, historically, most of the competition has been from such pipelines with supplies originating in the United States. In recent periods, Natural Gas Pipeline Company of America has also faced competition from additional pipelines carrying Canadian produced natural gas into the Chicago market. The most recent example is the Alliance Pipeline, which began service during the 2000-2001 heating season. The additional pipeline capacity into the Chicago market has increased competition for transportation into the area while, at the same time, new pipelines, such as Vector Pipeline, have been or are expected to be constructed for the specific purpose of transporting gas from the Chicago area to other markets, generally further north and further east. The overall impact of the increased pipeline capacity into the Chicago area combined with additional take-away capacity and the increased demand in the area has created a situation that remains dynamic with respect to the ultimate impact on individual transporters such as Natural Gas Pipeline Company of America.

     Natural Gas Pipeline Company of America also faces competition with respect to the natural gas storage services it provides. Natural Gas Pipeline Company of America has storage facilities in both market and supply areas, allowing it to offer varied storage services to customers. It faces competition from independent storage providers as well as storage services offered by other natural gas pipelines and local natural gas distribution companies.

     The competition faced by Natural Gas Pipeline Company of America with respect to its natural gas transportation and storage services is generally price-based, although there is also a significant component related to the variety, flexibility and the perceived reliability of services offered. Natural Gas Pipeline Company of America's extensive pipeline system, with access to diverse supply basins and significant storage assets in both the supply and market areas, gives it a competitive advantage in some situations but, typically, customers still have alternative sources for their requirements. In addition, due to the price-based nature of much of the competition faced by Natural Gas Pipeline Company of America, its proven ability to be a low-cost provider is an important factor in its success in acquiring and retaining customers. Additional competition for storage services could result from the utilization of currently underutilized storage facilities or from conversion of existing storage facilities from one use to another. In addition, competitive existing storage facilities could, in some instances, be expanded.

  KINDER MORGAN RETAIL

     During 2001, Kinder Morgan Retail's segment earnings of $56.4 million represented approximately 9% of Kinder Morgan, Inc.'s income before interest and income taxes. As of December 31, 2001, through Kinder Morgan Retail, our retail natural gas distribution business served approximately 233,000 customers in Colorado, Nebraska and Wyoming through approximately 8,600 miles of distribution pipelines. Our intrastate pipelines, distribution facilities and retail natural gas sales in Colorado and Wyoming are subject to the regulatory authority of each state's utility commission. In Nebraska, retail natural gas sales rates for residential and small commercial customers are regulated by each municipality served.

     Kinder Morgan Retail's operations in Nebraska, Wyoming and northeastern Colorado serve areas that are primarily rural and agricultural where natural gas is used primarily for space heating, crop irrigation, grain drying and processing of agricultural products. In much of Nebraska, the winter heating load is balanced by irrigation requirements in the summer and grain drying requirements in the fall. Kinder Morgan Retail's operations in western Colorado serve fast-growing resort and associated service areas, and rural communities. These areas are characterized primarily by natural gas use for space heating, with historical annual growth rates of 6-8%. Kinder Morgan Retail operations include non-jurisdictional products and services including the sale of commodity natural gas in Kinder Morgan Retail's Choice Gas programs and natural gas-related equipment and services.

     To support Kinder Morgan Retail's business, underground storage facilities are used to provide natural gas for load balancing and peak system demand. Storage services for Kinder Morgan Retail's natural gas distribution services are provided by three facilities in Wyoming and one facility in Colorado, all of which are owned by wholly owned subsidiaries of Kinder Morgan, Inc., and one facility located in Nebraska and owned by Kinder Morgan Energy Partners. The peak natural gas withdrawal capacity available for Kinder Morgan Retail's business is approximately 82 MMcf per day.

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

     Effective November 30, 2001, we purchased natural gas distribution assets from Citizens Communications Company (NYSE: CZN) for approximately $11 million. The natural gas distribution assets serve approximately 13,400 residential, commercial and agricultural customers in Bent, Crowley, Otero, Archuleta, La Plata and Mineral Counties in Colorado. This transaction was approved by the Colorado Public Utilities Commission on October 31, 2001.

     Competition: The Kinder Morgan Retail natural gas distribution business segment operates in areas with varying service area rules, including state utility commission exclusively certificated service areas, non-exclusive municipal franchises and competitive areas. Limited competitive natural gas distribution pipelines exist within these service areas. The primary competition for Kinder Morgan Retail's products is from alternative fuels such as electric power and propane for heating use, and electric power, propane and diesel fuel for agriculture use. Kinder Morgan Retail provides natural gas utility delivery services based upon cost-of-service regulation in most of its service areas.

     Kinder Morgan Retail currently has unbundled the regulated commodity natural gas supply in Nebraska and eastern Wyoming under Choice Gas Programs, and on April 20, 2001, filed an application with the Wyoming Public Service Commission to expand Choice Gas to cover all of its Wyoming customers. A Stipulation and Agreement calling for approval of the application to expand Choice Gas has been presented to the Wyoming Public Service Commission for its consideration. The Choice Gas Program allows competitive commodity natural gas providers to sell natural gas to approximately half of its total customers at present, which will increase to approximately two thirds of its customers if its pending application to expand the program in Wyoming is approved. In the unbundled areas, Kinder Morgan Retail competes as one of five natural gas marketing companies to provide the customer with natural gas commodity offerings. Kinder Morgan Retail currently provides the commodity product for 66% of the end use customers in the unbundled areas.

  POWER AND OTHER

     During 2001, Power and Other's segment earnings of $63.3 million represented approximately 10% of Kinder Morgan, Inc.'s income before interest and income taxes. Kinder Morgan Power designs, develops and constructs power projects and operates electric generation facilities as an independent power producer. Kinder Morgan Power is, primarily, a fee-for-service business that seeks to develop power projects for the benefit of long-term, off-take customers. These customers take the commodity benefits and risks in the marketplace and pay Kinder Morgan Power a fee for developing and constructing and, in some cases, operating these facilities. Kinder Morgan Power takes limited commodity price risk, as described below. Kinder Morgan Power's customers include power marketers, power generation companies and utilities.

     In 1998, Kinder Morgan Power acquired interests in the Thermo Companies, which provided us with our first electric generation assets as well as knowledge and expertise with General Electric Company jet engines (LMs) configured in a combined cycle mode. Through the Thermo Companies, Kinder Morgan Power has interests in three independent natural gas-fired LM projects in Colorado with an aggregate of 380 megawatts of electric generation capacity. Kinder Morgan Power used the LM knowledge to develop its proprietary "Orion" technology, which is now being deployed into various power markets. Kinder Morgan Power has natural gas price risk at the Colorado power facilities, which it manages through a combination of fixed-price supply contracts, hedges, and short-term or floating price contracts.

     In May 2000, Kinder Morgan Power and Mirant Corporation (formerly Southern Energy Inc.) announced plans to build a 550 megawatt natural gas-fired electric power plant southeast of Little Rock, Arkansas, utilizing Kinder Morgan Power's Orion technology. Mirant will operate the plant, manage the natural gas supply and power sales for the project company that owns the power plant, in which project company Kinder Morgan Power has a preferred investment. Natural gas transportation service for the plant will be provided by Natural Gas Pipeline Company of America. Construction is in process on the facility, for which Kinder Morgan Power is the general contractor. Completion of construction is expected by June 2002.

     On February 20, 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for up to six 550 megawatt natural gas-fired Orion technology electric power plants. The first of the planned six facilities is currently under construction in Jackson, Michigan. Williams will supply all natural gas to and purchase all power from the power plant under a 16-year tolling agreement with a project company in which Kinder Morgan Power will have a preferred investment. Kinder Morgan Power is the general contractor for the Jackson power plant and will operate the plant, which is expected to begin commercial operation in July 2002. Sites for the remainder of the six plants must be mutually agreed upon between Kinder Morgan Power and Williams. One additional site has been agreed upon, but commencement of construction is subject to permits that have not yet been obtained. No assurance can be given that Kinder Morgan Power and Williams will agree on additional sites or that necessary permits will be obtained for additional power plants beyond the initial plant already under construction in Jackson, Michigan.

     Competition: Kinder Morgan Power's competitors are other companies that develop power projects. This competition takes the form of competing for a limited number of potential projects and sites and can be based on pricing, length of construction period or other terms and conditions. With respect to the power facilities Kinder Morgan Power owns, the output is currently sold under "qualifying facilities" arrangements with the local utilities. For the power plants we develop for others, we are not responsible for purchasing the fuel or marketing the power being generated. Utilities and power marketers are the customers of power developers. Kinder Morgan Power has developed a proprietary "Orion" design that is targeted for a niche application in the intermediate electric power market. Currently, other technologies are used for the majority of the natural gas-fired power plants being developed.

REGULATION

  INTERSTATE TRANSPORTATION AND STORAGE SERVICES

     Under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act, the Federal Energy Regulatory Commission regulates both the performance of interstate transportation and storage services by interstate natural gas pipeline companies, and the rates charged for such services. As used in this report, FERC refers to the Federal Energy Regulatory Commission.

     With the adoption of FERC Order No. 636, the FERC required interstate natural gas pipelines that perform open access transportation under blanket certificates to "unbundle" or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all natural gas supplies, whether such natural gas is purchased from the pipeline or from other merchants such as marketers or producers. Each interstate natural gas pipeline must now separately state the applicable rates for each unbundled service. Order 636 has been affirmed in all material respects upon judicial review and Natural Gas Pipeline Company of America's own FERC orders approving its unbundling plans are final and not subject to any pending judicial review.

     Natural Gas Pipeline Company of America had a number of gas purchase contracts that required Natural Gas Pipeline Company of America to purchase natural gas at prices in excess of the prevailing market price. As a result of Order 636 prohibiting interstate natural gas pipelines from using their natural gas transportation and storage facilities to market natural gas to sales customers, Natural Gas Pipeline Company of America lost its sales market for the gas it was required to purchase under these contracts. Order 636 went into effect on Natural Gas Pipeline Company of America's system on December 1, 1993. Natural Gas Pipeline Company of America agreed to pay substantial transition costs to reform these contracts with the natural gas suppliers. Under settlement agreements between Natural Gas Pipeline Company of America and its former sales customers, Natural Gas Pipeline Company of America recovered from these customers a significant amount of the natural gas supply realignment costs over a four-year period beginning December 1, 1993. These settlement agreements were approved by the FERC.

The FERC also permitted Natural Gas Pipeline Company of America to implement a tariff mechanism to recover additional portions of its natural gas supply realignment costs in rates charged to transportation customers that were not party to the settlements. On December 1, 1997, the FERC allowed recovery of natural gas supply realignment costs initially allocated to interruptible transportation but not recovered. Effective December 1, 1998, the FERC allowed Natural Gas Pipeline Company of America to recover its remaining natural gas supply realignment costs over the period from December 1, 1998 through November 30, 2001. On October 22, 2001, in Docket No. RP02-22, Natural Gas Pipeline Company of America filed revised tariff sheets eliminating the surcharges for natural gas supply realignment costs applicable to its services. On November 28, 2001, the FERC accepted the revised tariff sheets effective December 1, 2001, as proposed.

     We are also subject to the requirements of FERC Order Nos. 497, et seq., and 566, et. seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate natural gas pipeline of its marketing affiliates and govern, in particular, the provision of information by an interstate natural gas pipeline to its marketing affiliates. On September 27, 2001 the FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10 in which it proposed new rules governing the interaction between an interstate gas pipeline and its affiliates. If adopted as proposed, the Notice of Proposed Rulemaking could be read to limit communication between Natural Gas Pipeline Company of America and its affiliates. The Notice could also be read to require separate staffing of Natural Gas Pipeline Company of America and its affiliates, which, if applied, could significantly increase costs for these functions. On December 20, 2001, Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC, as well as numerous other parties, jointly submitted their comments on the Notice of Proposed Rulemaking. The FERC to date has not acted on the proposal.

  INTRASTATE TRANSPORTATION AND SALES

     The operations of our intrastate pipelines are affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act. Of particular importance are regulations that allow increased access to interstate transportation services, without the necessity of obtaining prior FERC authorization for each transaction. A key element of the program is nondiscriminatory access, under which a regulated pipeline must agree, under certain conditions, to transport natural gas for any party requesting such service.

     Our intrastate pipeline in Colorado, Rocky Mountain Natural Gas Company, is regulated by the Colorado Public Utilities Commission as a public utility in regard to its natural gas transportation and sales services within the state. Rocky Mountain also performs certain natural gas transportation services in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978. The Colorado Public Utilities Commission regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Colorado.

     Our intrastate pipeline in Wyoming, Northern Gas Company, is regulated by the Wyoming Public Service Commission as a public utility in regard to its natural gas transportation and sales services within the state. Northern Gas also performs certain natural gas transportation services in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978. The Wyoming Public Service Commission regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Wyoming. On April 20, 2001, we filed an application with the Wyoming Public Service Commission to reorganize our Wyoming natural gas utility operations by merging Northern Gas Company into Kinder Morgan, Inc. Northern Gas Company presently serves Kinder Morgan, Inc.'s natural gas distribution system in central Wyoming, and if the application is approved, Northern Gas Company's pipelines will be conveyed to Kinder Morgan, Inc. and thereafter be operated as part of our natural gas distribution system in Wyoming in order to streamline operation of the two systems and facilitate expansion of the Choice Gas Program.

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

     We emerged as a leader in providing for customer choice in early 1996, when the Wyoming Public Service Commission issued an order allowing us to bring competition to 10,500 residential and commercial customers. In November 1997, we announced a similar plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998. As of December 31, 2001, the plan had been adopted by 178 of 181 communities, representing approximately 91,000 customers served by us in Nebraska. On April 20, 2001, we filed an application with the Wyoming Public Service Commission to expand Choice Gas to cover all of our Wyoming customers. A Stipulation and Agreement calling for approval of expansion of the Choice Gas Program has been presented to the Wyoming Public Service Commission for its consideration. The programs have succeeded in providing a choice of suppliers, competitive prices, and new products and services, while maintaining reliability and security of supply. Kinder Morgan Retail continues to provide all services other than the commodity supply in these programs, and competes with other suppliers in offering nonregulated natural gas supplies to retail customers.

ENVIRONMENTAL REGULATION

     Our operations and properties are subject to extensive and evolving federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment or otherwise relating to environmental protection or human health and safety. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often costly to comply with and onerous, and which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations can also impose liability for remedial costs on the owner or operator of properties or the generators of waste materials, regardless of fault. Moreover, the recent trends toward stricter standards in environmental legislation and regulation are likely to continue.

     We had an established environmental reserve at December 31, 2001 of approximately $18 million, excluding any cost of remediation described below, to address remediation issues associated with approximately 35 projects. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with these regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant unanticipated costs.

RISK FACTORS

     - For 2001, approximately 40% of our income before interest and income taxes was attributable to our general and limited partner interests in Kinder Morgan Energy Partners. A significant decline in Kinder Morgan Energy Partners' earnings and/or cash distributions would have a corresponding negative impact on us. For more information on the earnings and cash distributions, please see Kinder Morgan Energy Partners' 2001 Annual Report on Form 10-K.

     - For 2001, approximately 56% of our income before interest and income taxes was attributable to the results of operations of Natural Gas Pipeline Company of America, an interstate pipeline that is a major supplier to the Chicago, Illinois area. In recent periods, interstate pipeline competitors of Natural Gas Pipeline Company of America have constructed or expanded pipeline capacity into the Chicago area, although additional take-away capacity has also been constructed. To the extent that an excess of supply into this market area is created and persists, Natural Gas Pipeline Company of America's ability to recontract for expiring transportation capacity at favorable rates could be impaired.

     - At December 31, 2001, we had approximately $1.6 billion of debt subject to floating interest rates. Should interest rates increase significantly, our earnings would be adversely affected.

     - While there are currently no material proceedings challenging the rates on any of our pipeline systems, shippers on these pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. We can provide no assurance that we will not face challenges to the rates we receive on our pipeline systems in the future.

     - Weather-related factors such as temperature and rainfall at certain times of the year affect our earnings in our natural gas transportation and retail natural gas distribution businesses. While we mitigate this impact through hedging programs and our interstate pipelines collect the majority of their transportation revenues through charges that are collected regardless of actual volumes transported, sustained periods of temperatures and rainfall that differ from normal can create volatility in our earnings.

     - Our short term liquidity could be impaired in the event the number of shares of Kinder Morgan Management surrendered for exchange exceeds by a significant amount the number of common units of Kinder Morgan Energy Partners owned by us. Kinder Morgan Management shareholders have the option to exchange Kinder Morgan Management shares for common units of Kinder Morgan Energy Partners owned by us, or at our election, cash. If the volume of exchanges exceeds the number of units we own, to the extent of the excess we will need to pay cash for the surrendered shares or buy common units on the open market to exchange for the shares. This need to raise cash could impact our liquidity on a short term basis. For more information on this exchange feature, please see Note 2 to our Financial Statements.

     - On September 27, 2001, FERC issued a Notice of Proposed Rulemaking in Docket No. RM01-10. The proposed rule would expand FERC's current standards of conduct to include a regulated transmission provider and all of its energy affiliates. It is not known whether FERC will issue a final rule in this docket and, if it does, whether the company could as a result incur increased costs and increased difficulty in its operations.

     - Environmental regulation could result in increased operating and capital costs for us. Our business operations are subject to federal, state and local laws and regulations relating to environmental protection. If an accidental leak or spill occurs from our pipelines or at our storage or other facilities, we may have to pay a significant amount to clean up the leak or spill. The resulting costs and liabilities could negatively affect our level of earnings and cash flow. In addition, emission controls required under federal and state environmental laws could require significant capital expenditures at our facilities. The impact of Environmental Protection Agency standards or future environmental measures on us could increase our costs significantly if environmental laws and regulations become stricter. Since the costs of environmental regulation are already significant, additional regulation could negatively affect our business.

  OTHER

     Amounts we spent during 2001, 2000, and 1999 on research and development activities were not material. We employed 4,937 people at December 31, 2001, including employees of Kinder Morgan Services, LLC who are dedicated to the operations of Kinder Morgan Energy Partners.

     We are of the opinion that we generally have satisfactory title to the properties owned and used in our businesses, subject to the liens for current taxes, liens incidental to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests therein or the use of the properties in our businesses. We generally do not own the land on which our pipelines are constructed. Instead, we obtain the right to construct and operate the pipelines on other people's land for a period of time.

  (D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     All but an insignificant amount of our assets and operations are located in the continental United States of America.

ITEM 3.  LEGAL PROCEEDINGS.

     K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado, its parent Questar Pipeline Company, and other affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges, among other things, Questar breached its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain of its affiliates for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. The parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. The Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. On July 19, 2001, the Court granted K N TransColorado's motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. On August 14, 2001, the Court granted leave to Questar to file its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegations against us as set forth above. Fact discovery and expert discovery have closed. The case is set for trial on April 1, 2002.

     Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of natural gas, mismeasured natural gas, delayed his development of natural gas reserves, and other claims arising out of a contract to purchase natural gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Grynberg on his contract claim that he failed to receive the proper price for his natural gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted natural gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same natural gas to interstate commerce. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the natural gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. On June 14, 2001, Rocky Mountain Natural Gas Company filed a motion for Summary Judgment and To Vacate the February 13, 1997, Partial Summary Judgment, as a result of the conclusion of the FERC proceedings. On August 16, 2001, the Court granted Plaintiff's Motion to Continue the Stay of these proceedings pending the proceedings in federal court. The parties have reached a settlement in principle of this matter and the federal court matter. The settlement is conditioned on certain findings by a Special Master.

     Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. The parties have reached a settlement in principle of this matter and the state court matter. The court has ordered that the settlement be finalized by March 15, 2002, or the federal case will proceed to trial. The settlement is conditioned on certain findings by a Special Master.

     United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed and an oral argument on the Motion to Dismiss occurred on March 17, 2000. On July 20, 2000 the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The defendants have sought reconsideration of this Order and have requested a status conference.

     Quinque Operating Company, et. al. v. Gas Pipelines, et. al., Cause No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed on May 28, 1999 in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case seek to have the Court certify the case as a class action, a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic mismeasurement of natural gas by the defendants for more than 25 years. Among other things, the plaintiffs allege a conspiracy among the pipeline industry to under-measure gas and have asserted joint and several liability against the defendants. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the Judicial Panel for Multidistrict Litigation ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Personal jurisdiction discovery has commenced. Merits discovery has been stayed. Recently, the defendants filed a motion to dismiss on grounds other than personal jurisdiction, and a motion to dismiss for lack of personal jurisdiction for non-resident defendants.

     K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. The case was filed on May 21, 1999. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. On April 6, 2001, the Colorado Court of Appeals affirmed the dismissal. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On June 20, 2000, the federal district court dismissed this Complaint with prejudice. Rode and McDonald filed notices of appeal of the federal court dismissal. Briefing on this appeal is complete. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et. al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. We have moved to dismiss this complaint and the briefing on the motion is complete. An oral argument on the motion to dismiss is set for March 29, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

  (A) IDENTIFICATION AND BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

     Set forth below is certain information concerning our executive officers. All officers serve at the discretion of our board of directors.

NAME                                   AGE                      POSITION
----                                   ---                      --------
Richard D. Kinder....................  57    Director, Chairman and Chief Executive Officer
William V. Morgan....................  58    Director and Vice Chairman
Michael C. Morgan....................  33    President
William V. Allison...................  54    President, Natural Gas Pipelines
David G. Dehaemers, Jr. .............  41    Vice President, Corporate Development
Joseph Listengart....................  33    Vice President, General Counsel and Secretary
C. Park Shaper.......................  33    Vice President, Treasurer and Chief Financial
                                             Officer
James E. Street......................  45    Vice President, Human Resources and
                                             Administration

     Richard D. Kinder is Director, Chairman and Chief Executive Officer of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan, Inc. in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder is also a director of TransOcean Offshore Inc. and Baker Hughes Incorporated.

     William V. Morgan is Director and Vice Chairman of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Morgan served as the President of Kinder Morgan Management, LLC from February 2001 to July 2001. He served as President of Kinder Morgan, Inc. from October 1999 to July 2001. He served as President of Kinder Morgan G.P., Inc. from February 2001 to July 2001. Mr. Morgan has served as Director and Vice Chairman of Kinder Morgan Management, LLC since its formation in February 2001. Mr. Morgan has served as Director and Vice Chairman of Kinder Morgan, Inc. since October 1999. Mr. Morgan was elected Vice Chairman of Kinder Morgan G.P., Inc. in February 1997. He served as President of Cortez Holdings Corporation, a pipeline investment company, from October 1992 through March 2000. On January 17, 2002, we announced that Mr. Morgan would transition to a non-executive role in April 2003. At that time, Mr. Morgan will retain his Vice Chairman title and remain an active board member, but he will be less involved in our day-to-day operations. Mr. Morgan is the father of Michael C. Morgan, President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., and Kinder Morgan, Inc.

     Michael C. Morgan is President of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Morgan was elected to each of these positions in July 2001. Mr. Morgan served as Vice President, Strategy and Investor Relations of Kinder Morgan Management, LLC from February 2001 to July 2001. He served as Vice President, Strategy and Investor Relations of Kinder Morgan, Inc. and Kinder Morgan G.P., Inc. from January 2000 to July 2001. He served as Vice President, Corporate Development of Kinder Morgan G.P., Inc. from February 1997 to January 2000. Mr. Morgan was the Vice President, Corporate Development of Kinder Morgan, Inc. from October 1999 to January 2000. From August 1995 until February 1997, Mr. Morgan was an associate with McKinsey & Company, an international management consulting firm. In 1995, Mr. Morgan received a Masters in Business Administration from the Harvard Business School. From March 1991 to June 1993, Mr. Morgan held various positions, including Assistant to the Chairman, at PSI Energy, Inc., an electric utility. Mr. Morgan received a Bachelor of Arts in Economics and a Masters of Arts in Sociology from Stanford University in 1990. Mr. Morgan is the son of William V. Morgan.

     William V. Allison is President, Natural Gas Pipelines of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Allison was elected President, Natural Gas Pipelines of Kinder Morgan Management, LLC upon its formation in February 2001. He was elected President, Natural Gas Pipelines of Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in September 1999. He was President, Pipeline Operations of Kinder Morgan G.P., Inc. from February 1999 to September 1999. Mr. Allison served as Vice President and General Counsel of Kinder Morgan G.P., Inc. from April 1998 to February 1999. From May 1997 to April 1998, Mr. Allison managed his personal investments. From April 1996 through May 1997, Mr. Allison served as President of Enron Liquid Services Corporation. On February 8, 2002, we announced that Mr. Allison will retire effective June 1, 2002.

     David G. Dehaemers, Jr. is Vice President, Corporate Development of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Dehaemers was elected Vice President, Corporate Development of Kinder Morgan Management, LLC upon its formation in February 2001. Mr. Dehaemers was elected Vice President, Corporate Development of Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in January 2000. He served as Vice President and Chief Financial Officer of Kinder Morgan, Inc. from October 1999 to January 2000. He served as Vice President and Chief Financial Officer of Kinder Morgan G.P., Inc. from July 1997 to January 2000 and Treasurer of Kinder Morgan G.P., Inc. from February 1997 to January 2000. He served as Secretary of Kinder Morgan G.P., Inc. from February 1997 to August 1997. Mr. Dehaemers was previously employed by the national CPA firms of Ernst & Whinney and Arthur Young. Mr. Dehaemers received his law degree from the University of Missouri-Kansas City and is a member of the Missouri Bar. He is also a CPA and received his undergraduate Accounting degree from Creighton University in Omaha, Nebraska.

     Joseph Listengart is Vice President, General Counsel and Secretary of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Listengart was elected Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC upon its formation in February 2001. He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Kinder Morgan, Inc. in October 1999. Mr. Listengart was elected Secretary of Kinder Morgan G.P., Inc. in November 1998 and became an employee of Kinder Morgan G.P., Inc. in March 1998. From March 1995 through February 1998, Mr. Listengart worked as an attorney for Hutchins, Wheeler & Dittmar, a Professional Corporation. Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

     C. Park Shaper is Vice President, Treasurer and Chief Financial Officer of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC upon its formation in February 2001. He has served as Treasurer of Kinder Morgan, Inc. since April 2000 and Vice President and Chief Financial Officer of Kinder Morgan, Inc. since January 2000. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000. From June 1999 to December 1999, Mr. Shaper was President and Director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. He served as Vice President and Chief Financial Officer of First Data Analytics, a wholly-owned subsidiary of First Data Corporation, from 1997 to June 1999. From 1995 to 1997, he was a consultant with The Boston Consulting Group. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

     James E. Street is Vice President, Human Resources and Administration of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Street was elected Vice President, Human Resources and Administration of Kinder Morgan Management, LLC upon its formation in February 2001. He was elected Vice President, Human Resources and Administration of Kinder Morgan

G.P., Inc. and Kinder Morgan, Inc. in August 1999. From October 1996 to August 1999, Mr. Street was Senior Vice President, Human Resources and Administration for Coral Energy, a subsidiary of Shell Oil Company. Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

  (B) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS.

     Our common stock is listed for trading on the New York Stock Exchange under the symbol KMI. Dividends paid and the price range of our common stock by quarter for the last two years are provided below.

                                                            MARKET PRICE PER SHARE DATA
                                                      ----------------------------------------
                                                             2001                  2000
                                                      ------------------    ------------------
                                                        LOW       HIGH        LOW       HIGH
                                                      -------    -------    -------    -------
Quarter Ended:
  March 31..........................................  $42.875    $60.000    $19.875    $34.500
  June 30...........................................  $50.250    $59.970    $29.188    $34.938
  September 30......................................  $46.220    $57.570    $31.625    $41.688
  December 31.......................................  $46.950    $57.130    $37.063    $54.250


                                                                      DIVIDENDS PAID PER SHARE
                                                                 -----------------------------
Quarter Ended:
  March 31..........................................              $ 0.05                 $0.05
  June 30...........................................              $ 0.05                 $0.05
  September 30......................................              $ 0.05                 $0.05
  December 31.......................................              $ 0.05                 $0.05

Stockholders of Record as of February 1, 2002.......                32,000 (approximately)

     There were no sales of unregistered equity securities during the period covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA.

                                FIVE-YEAR REVIEW

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                 2001         2000       1999(1)      1998(2)       1997
                                              ----------   ----------   ----------   ----------   --------
                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues..........................  $1,054,918   $2,679,722   $1,836,368   $1,660,259   $340,685
Gas Purchases and Other Costs of Sales......     339,353    1,926,068    1,050,250      836,614    134,476
                                              ----------   ----------   ----------   ----------   --------
Gross Margin................................     715,565      753,654      786,118      823,645    206,209
Other Operating Expenses....................     331,246      358,511      490,416      427,953    128,059
                                              ----------   ----------   ----------   ----------   --------
OPERATING INCOME............................     384,319      395,143      295,702      395,692     78,150
Other Income and (Expenses)(3)..............      22,917      (87,977)     (81,151)    (172,787)   (21,039)
                                              ----------   ----------   ----------   ----------   --------
Income From Continuing Operations Before
  Income Taxes..............................     407,236      307,166      214,551      222,905     57,111
Income Taxes................................     168,601      123,017       79,124       82,710     12,777
                                              ----------   ----------   ----------   ----------   --------
INCOME FROM CONTINUING OPERATIONS...........     238,635      184,149      135,427      140,195     44,334
Gain (Loss) From Discontinued Operations,
  Net of Tax................................          --      (31,734)    (395,319)     (77,984)    33,163
                                              ----------   ----------   ----------   ----------   --------
Income (Loss) Before Extraordinary Item.....     238,635      152,415     (259,892)      62,211     77,497
Extraordinary Item -- Loss on Early
  Extinguishment of Debt, Net of Income
  Taxes.....................................     (13,565)          --           --           --         --
                                              ----------   ----------   ----------   ----------   --------
NET INCOME (LOSS)...........................     225,070      152,415     (259,892)      62,211     77,497
Less-Preferred Dividends....................          --           --          129          350        350
Less-Premium Paid on Preferred Stock
  Redemption................................          --           --          350           --         --
                                              ----------   ----------   ----------   ----------   --------
EARNINGS (LOSS) AVAILABLE FOR COMMON
  STOCK.....................................  $  225,070   $  152,415   $ (260,371)  $   61,861   $ 77,147
                                              ==========   ==========   ==========   ==========   ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations.......................  $     2.07   $     1.62   $     1.68   $     2.19   $   0.95
Discontinued Operations.....................          --        (0.28)       (4.92)       (1.22)      0.71
Extraordinary Item -- Loss on Early
  Extinguishment of Debt....................       (0.12)          --           --           --         --
                                              ----------   ----------   ----------   ----------   --------
Total Basic Earnings (Loss) Per Common
  Share.....................................  $     1.95   $     1.34   $    (3.24)  $     0.97   $   1.66
                                              ==========   ==========   ==========   ==========   ========
Number of Shares Used in Computing Basic
  Earnings (Loss) Per Common Share..........     115,243      114,063       80,284       64,021     46,589
                                              ==========   ==========   ==========   ==========   ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations.......................  $     1.97   $     1.61   $     1.68   $     2.17   $   0.93
Discontinued Operations.....................          --        (0.28)       (4.92)       (1.21)      0.70
Extraordinary Item -- Loss on Early
  Extinguishment of Debt....................       (0.11)          --           --           --         --
                                              ----------   ----------   ----------   ----------   --------
Total Diluted Earnings (Loss) Per Common
  Share.....................................  $     1.86   $     1.33   $    (3.24)  $     0.96   $   1.63
                                              ==========   ==========   ==========   ==========   ========
Number of Shares Used in Computing Diluted
  Earnings (Loss) Per Common Share..........     121,326      115,030       80,358       64,636     47,307
                                              ==========   ==========   ==========   ==========   ========
DIVIDENDS PER COMMON SHARE..................  $     0.20   $     0.20   $     0.65   $     0.76   $   0.73
                                              ==========   ==========   ==========   ==========   ========
CAPITAL EXPENDITURES(4).....................  $  124,171   $   85,654   $   92,841   $  120,881   $230,814
                                              ==========   ==========   ==========   ==========   ========

---------------

(1) Reflects the acquisition of Kinder Morgan Delaware on October 7, 1999. See
    Note 3 of the accompanying Notes to Consolidated Financial Statements.

(2) Reflects the acquisition of MidCon Corp. on January 30, 1998.

(3) Includes significant impacts from sales of assets. See Note 1 (N) of the accompanying Notes to Consolidated Financial Statements.

(4) Capital Expenditures shown are for continuing operations only.

KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                AS OF DECEMBER 31,
                         ------------------------------------------------------------------------------------------------
                            2001                2000                1999                1998                1997
                         ----------          ----------          ----------          ----------          ----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
TOTAL ASSETS...........  $9,533,085          $8,386,989          $9,393,834          $9,623,779          $2,305,805
                         ==========          ==========          ==========          ==========          ==========
CAPITALIZATION:
Common Equity..........  $2,259,997    39%   $1,777,624    39%   $1,649,615    32%   $1,219,043    25%   $  606,132    46%
Preferred Stock........          --    --            --    --            --    --         7,000    --         7,000    --
Preferred Capital Trust
  Securities...........     275,000     5%      275,000     6%      275,000     5%      275,000     6%      100,000     8%
Minority Interests.....     817,513    14%        4,910    --         9,523    --        63,354     1%       47,303     4%
Long-term Debt.........   2,404,967    42%    2,478,983    55%    3,293,326    63%    3,300,025    68%      553,816    42%
                         ----------   ---    ----------   ---    ----------   ---    ----------   ---    ----------   ---
Total Capitalization...  $5,757,477   100%   $4,536,517   100%   $5,227,464   100%   $4,864,422   100%   $1,314,251   100%
                         ==========   ===    ==========   ===    ==========   ===    ==========   ===    ==========   ===
BOOK VALUE PER
  COMMON SHARE.........  $    18.24          $    15.53          $    14.64          $    17.77          $    12.63
                         ==========          ==========          ==========          ==========          ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation formerly known as K N Energy, Inc.) and its consolidated subsidiaries. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes. Specifically, as discussed in Notes 3, 6 and 7 of the accompanying Notes to Consolidated Financial Statements, we have engaged in acquisitions (including the October 1999 acquisition of Kinder Morgan (Delaware), Inc., the indirect owner of the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, referred to in this report as "Kinder Morgan Energy Partners"), and divestitures (including the discontinuance of certain lines of business and the transfer of certain assets to Kinder Morgan Energy Partners) that may affect comparisons of financial position and results of operations between periods.

  BUSINESS STRATEGY

     On October 7, 1999, we completed the acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the sole stockholder of the general partner of Kinder Morgan Energy Partners. To effect that acquisition, we issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan (Delaware). Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan (Delaware), was named Chairman and Chief Executive Officer, and we were renamed Kinder Morgan, Inc.

     In accordance with previously announced plans, we implemented and have continued to pursue our "Back to Basics" strategy. This strategy includes the following key aspects: (i) focus on fee-based energy transportation and storage assets that are core to the energy infrastructure of growing markets, (ii) increase utilization of existing assets while controlling costs, (iii) leverage economies of scale from incremental acquisitions, (iv) maximize the benefits of our unique financial structure and (v) continue to align employee and shareholder incentives.

     During 1999, we implemented plans to dispose of our non-core businesses and as of December 31, 2000, we effectively completed the disposition of these assets and operations, all as more fully described in Note 7 of the accompanying Notes to Consolidated Financial Statements. The cash proceeds from these dispositions were largely used to retire debt, contributing to the reduction in outstanding indebtedness during 2000.

     In addition to sales of non-core assets to third parties, we made significant transfers of assets to Kinder Morgan Energy Partners at the end of 1999 and the end of 2000 that, in total, had over $1 billion of fair market value. By contributing assets to Kinder Morgan Energy Partners that are accretive to its earnings and cash flow, we can receive fair market value in the contribution transaction, while still maintaining an indirect interest in the earnings and cash flows of the assets through our limited and general partner interests in Kinder Morgan Energy Partners. As of December 31, 2001, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC we own, approximately 31.1 million limited partner units of Kinder Morgan Energy Partners, representing approximately 18.7% of the total units outstanding. As a result of our general and limited partner interests in Kinder Morgan Energy Partners, at the current level of distribution including incentive distributions to the general partner, we currently are entitled to receive approximately 50% of all distributions from Kinder Morgan Energy Partners. The actual level of distributions received by us in the future will vary with the level of distributable cash determined by Kinder Morgan Energy Partners' partnership agreement.

     After the dispositions discussed above, our remaining businesses constitute three business segments. Our largest business segment and our primary source of operating income is Natural Gas Pipeline Company of America (NGPL), which owns and operates a major interstate natural gas pipeline system that runs from natural gas producing areas in West Texas and the Gulf of Mexico to its principal market area of Chicago, Illinois. In accordance with our strategy to increase operational focus on core assets, we have worked toward renewing existing agreements and entering into new agreements to fully utilize the transportation and storage capacity of Natural Gas Pipeline Company of America's system. As a result, Natural Gas Pipeline Company of America sold virtually all of its capacity through the 2001-2002 winter season. Natural Gas Pipeline Company of America continues to pursue opportunities to connect its system to power generation facilities and, in addition, has announced plans to extend its system into the metropolitan east area of St. Louis anchored by a contract with Dynegy Marketing and Trade.

     Our other business segments consist of the retail distribution of natural gas to approximately 233,000 customers in Colorado, Wyoming and Nebraska and the construction and operation of electric power generation facilities. Our retail natural gas distribution operations are located, in part, in areas where significant growth is occurring and we expect to participate in that growth through increased natural gas demand. Our power segment owns and operates power generation facilities, is currently constructing two power plants for other parties and may construct additional natural gas-fired electric generation facilities to help meet the country's growing electric power needs. These power projects, in addition to generating income in their own right, are expected to increase Natural Gas Pipeline Company of America's throughput as described above.

     With respect to financial strategy, it is our intention to maintain a relatively conservative capital structure that provides flexibility and stability. During 2001, we utilized our significant free cash flow both from operations and financing activities (principally the November 2001 maturity of our premium equity participating securities) to reduce debt and to reacquire approximately $270 million of our common stock (pursuant to a previously announced $300 million stock buyback program). In early 2002, we announced the expansion of our stock buyback program to a total of $400 million. At December 31, 2001, our total debt to total capital was approximately 47%, down from over 70% in late 1999, with approximately 50% of our debt subject to floating interest rates.

     We believe that we will continue to benefit from accretive acquisitions and business expansions, primarily by Kinder Morgan Energy Partners. Kinder Morgan Energy Partners has a multi-year history of making accretive acquisitions, which benefit us through our limited and general partner interests. This acquisitive strategy is expected to continue, with the availability of potential acquisition candidates being driven by consolidation in the energy industry, as well as realignment of asset portfolios by major energy companies. In addition, we expect to, within strict guidelines as to rate of return and risk and timing of cash flows, expand Natural Gas Pipeline Company of America's pipeline system and acquire natural gas retail distribution properties that fit well with our current profile.

     It is our intention to carry out the above strategy, modified as necessary to reflect changing economic and other circumstances. However, as discussed under "Risk Factors" elsewhere in this report, there are factors that could affect our ability to carry out our strategy or to affect its level of success even if carried out.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of financial condition and operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

     In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, exposures under contractual indemnifications and to determine various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others. With respect to revenue recognition, our power plant development business utilizes the percentage of completion method to determine what portion of its overall constructor fee has been earned. We utilize the services of third-party engineering firms to help us estimate the progress being made on each project, but any such process requires subjective judgments. Any errors in this estimation process could result in revenues being reported before or after they were actually earned. Increases or decreases in revenues resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and prudent and feasible tax planning strategies in determining the amount of our valuation allowance, any difference in the amount that we expect to ultimately realize will be included in income in the period in which such a determination is reached. As discussed under "Risk Management" elsewhere herein, we enter into derivative contracts (natural gas futures, swaps and options) solely for the purpose of mitigating risks that accompany our normal business activities, including interest rates and the price of natural gas and associated transportation. We account for these derivative transactions as hedges in accordance with the authoritative accounting guidelines, marking the derivatives to market at each reporting date, with the unrealized gains and losses either recognized as part of comprehensive income or, in the case of interest rate swaps, as a valuation adjustment to the underlying debt. Any inefficiency in the performance of the hedge is recognized in income currently and, ultimately, the financial results of the hedge are recognized concurrently with the financial results of the underlying hedged item. All but an insignificant amount of our natural gas related derivatives are for terms of 18 months or less, allowing us to utilize widely available, published forward pricing curves in determining the appropriate market values. Our interest rate swaps are similar in nature to many other such financial instruments and are valued for us by commercial banks with expertise in such valuations. Finally, we are subject to litigation as the result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.

CONSOLIDATED FINANCIAL RESULTS

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2001          2000          1999
                                                           -----------   -----------   -----------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues.......................................  $1,054,918    $2,679,722    $1,836,368
                                                           ==========    ==========    ==========
Gross Margin.............................................  $  715,565    $  753,654    $  786,118
                                                           ==========    ==========    ==========
General and Administrative Expenses......................  $   70,386    $   58,087    $   85,591
                                                           ==========    ==========    ==========
Operating Income.........................................  $  384,319    $  395,143    $  295,702
Other Income and (Expenses)..............................      22,917       (87,977)      (81,151)
Income Taxes.............................................     168,601       123,017        79,124
                                                           ----------    ----------    ----------
Income from Continuing Operations........................     238,635       184,149       135,427
Loss from Discontinued Operations........................          --            --       (50,941)
Loss on Disposal of Discontinued Operations..............          --       (31,734)     (344,378)
Extraordinary Item -- Loss on Early Extinguishment of
  Debt...................................................     (13,565)           --            --
                                                           ----------    ----------    ----------
Net Income (Loss)........................................  $  225,070    $  152,415    $ (259,892)
                                                           ==========    ==========    ==========
Total Diluted Earnings (Loss) Per Common Share...........  $     1.86    $     1.33    $    (3.24)
  Loss from Discontinued Operations......................          --            --         (0.63)
  Loss on Disposal of Discontinued Operations............          --         (0.28)        (4.29)
  Extraordinary Item -- Loss on Early Extinguishment of
     Debt................................................       (0.11)           --            --
                                                           ----------    ----------    ----------
Income from Continuing Operations Per Diluted Share......        1.97          1.61          1.68
  Asset Sales(1).........................................        0.08          0.32          1.23
  Litigation Provision...................................       (0.05)           --            --
  Counterparty Nonperformance Exposure...................       (0.02)           --            --
  Merger-related and Severance Costs.....................          --            --         (0.29)
                                                           ----------    ----------    ----------
                                                           $     1.96    $     1.29    $     0.74
                                                           ==========    ==========    ==========

---------------

(1) Incidental asset sales are included in business segment earnings.

     Our results for 2001, in comparison to 2000, reflect a decrease of $1.6 billion in operating revenues, a decrease of $38.1 million in gross margin and a decrease of $10.8 million in operating income. These declines are attributable to the fact that consolidated results for 2000 include the results of Kinder Morgan Texas Pipeline, L.P., referred to in this report as "Kinder Morgan Texas Pipeline" (operating revenues, gross margin and operating income before corporate charges of $1.7 billion, $81.3 million and $29.3 million, respectively), which was transferred to Kinder Morgan Energy Partners effective December 22, 2000. If the results of Kinder Morgan Texas Pipeline are excluded from 2000 results, the comparison of 2001 to 2000 reflects increases of $122.7 million, $43.2 million and $13.9 million in operating revenues, gross margin and operating income, respectively. These increases represent improved results at each of our business segments, with Kinder Morgan Retail making the largest contribution to increased revenues and Power and Other making the largest contribution to the increases in gross margin and operating income. General and administrative expenses increased by $12.3 million from 2000 to 2001 principally as a result of (i) increased costs for employee benefits and (ii) a $5.0 million loss resulting from nonperformance by a derivative counterparty (Enron Corp.) as more fully discussed in Note 15 of the accompanying Notes to Consolidated Financial Statements. General and administrative expenses decreased by $27.5 million from 1999 to 2000 principally due to (1) the December 1999 transfer of Kinder Morgan Interstate Gas Transmission and certain other assets to Kinder Morgan Energy Partners and (2) decreased employee benefit costs in 2000 due, in part, to staffing reductions following the October

1999 acquisition of Kinder Morgan (Delaware). Individual business segment results are discussed in detail following.

     Below the operating income line, the improved results for 2001, relative to 2000, were principally due to (i) an increase of $138.5 million in equity earnings in Kinder Morgan Energy Partners, net of amortization of excess investment and (ii) a decrease of $27.0 million in net interest expense. The favorable variance created by these impacts was partially offset by (i) $12.6 million of increased 2001 minority interest (due to the sale of Kinder Morgan Management shares) and (ii) a reduction of approximately $39.1 million in net gains from assets sales in 2001. Additional information on these non-operating income and expense items is included under "Other Income and (Expenses)" following.

     For 2002, earnings attributable to our investment in Kinder Morgan Energy Partners are expected to increase by approximately 60% due to, among other factors, the improved performance of existing assets and the addition of earnings attributable to Kinder Morgan Energy Partners' pending acquisition of Tejas Gas, LLC. However, there are factors beyond the control of Kinder Morgan Energy Partners that may affect its results, including developments in the regulatory arena and as yet unforeseen competitive developments.

     Diluted earnings per common share from continuing operations increased from $1.61 in 2000 to $1.97 in 2001. In addition to the operating and financing factors described preceding, this increase reflects an additional 6.3 million (5.5%) average diluted shares outstanding in 2001, largely due to shares issued in conjunction with the November 2001 maturity of our premium equity participating units, partially offset by shares reacquired in our share repurchase program. As shown in the preceding table of our consolidated financial results, after adjustment for net gains from asset sales and two loss provisions recorded in 2001, diluted earnings per share from continuing operations increased from $1.29 per share in 2000 to $1.96 per share in 2001. In total, diluted earnings per common share increased from $1.33 in 2000 to $1.86 in 2001, reflecting, in addition to the factors discussed preceding, the $0.28 loss per share impact of discontinued operations in 2000 and the $0.11 loss per share from early extinguishment of debt in 2001.

RESULTS OF OPERATIONS

     We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses. Currently, we manage and report our operations in the following business segments:

BUSINESS SEGMENT                             BUSINESS CONDUCTED             REFERRED TO AS:
----------------                             ------------------             ---------------
Natural Gas Pipeline Company of
  America and certain
  affiliates......................   The ownership and operation of a     Natural Gas Pipeline
                                     major interstate natural gas         Company of America
                                     pipeline and storage system
Retail Natural Gas Distribution...   The regulated transportation,        Kinder Morgan Retail
                                     distribution and sale of natural
                                     gas to residential, commercial and
                                     industrial customers and the
                                     non-regulated sales of natural gas
                                     to certain utility customers under
                                     the Choice Gas Program
Power Generation and Other........   The construction and operation of    Power and Other
                                     natural gas-fired electric
                                     generation facilities, together
                                     with various other activities not
                                     constituting separately managed or
                                     reportable business segments

     In previous periods, we owned and operated other lines of business, which we discontinued during 1999. In addition, our direct investment in the natural gas transmission and storage business has significantly decreased as a result of
(i) the December 31, 1999 transfer to Kinder Morgan Energy Partners of Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as "Kinder Morgan Interstate Gas Transmission" and (ii) the December 22, 2000 transfer to Kinder Morgan Energy Partners of Kinder Morgan Texas Pipeline. The results of operations of these two businesses are included in our financial statements until their disposition.

     The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 to the accompanying Consolidated Financial Statements, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance. An exception to this is that, with respect to Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, we include its equity in earnings of these investees in its operating results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as merger-related and severance costs and general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

     Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

NATURAL GAS PIPELINE COMPANY OF AMERICA

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                            (IN THOUSANDS EXCEPT
                                                            SYSTEMS THROUGHPUT)
Operating Revenues...................................  $646,804   $622,002   $626,888
                                                       ========   ========   ========
Gross Margin.........................................  $515,360   $510,586   $511,407
                                                       ========   ========   ========
Segment Earnings.....................................  $346,569   $344,405   $306,695
                                                       ========   ========   ========
Systems Throughput (Trillion Btus)...................   1,398.9    1,459.3    1,449.9
                                                       ========   ========   ========

     Natural Gas Pipeline Company of America's segment earnings increased by $2.2 million, or 0.6%, from 2000 to 2001. Operating results for 2001 were positively affected, relative to 2000, by (i) increased natural gas transportation and storage margins and (ii) a $6.1 million pre-tax gain on the sale of offshore laterals in 2001. These positive impacts were partially offset by (i) increased operations and maintenance expenses, primarily attributable to the higher costs of electric power for compression, (ii) increased ad valorem taxes and (iii) the fact that 2000 results include a $3.3 million refund of previously expensed transportation charges from an unaffiliated interstate pipeline and $1.5 million of pre-tax gains from asset sales.

     Although Natural Gas Pipeline Company of America experienced a reduction in its systems throughput in 2001, this has not had any significant impact on its revenues or contracting level. Recontracting in 2001 has been very successful with 100% of nominated storage service and demand storage service capacity contracted and in excess of 96% of long-haul transportation capacity contracted. The decrease in throughput can be attributed to several factors. In 2001, Natural Gas Pipeline Company of America's market area experienced the warmest November-December period on record. Storage customers have not withdrawn gas as pricing favored continuing to hold inventories. Market area deliveries in general have been affected by decreased natural gas consumption in the industrial sector. Demand that disappeared during the 2000-01 winter, when the price of natural gas was relatively high, has been slow to return, especially as a result of the economic downturn. Another factor impacting Natural Gas Pipeline Company of America's market area deliveries is the increase in Canadian supply via the Alliance Pipeline. This impact has been mitigated by the fact that close to half of Alliance's volumes move into Vector Pipeline and on to points east of the Chicago area.

     Natural Gas Pipeline Company of America's segment earnings increased by $37.7 million, or 12.3%, from 1999 to 2000. Operating results for 2000 were positively affected, relative to 1999, by (i) increased operational efficiency and the associated favorable impact of increased natural gas prices on operational natural gas sales in 2000, (ii) increased storage service revenues,
(iii) a reduction in amortization resulting from the July 1999 change in amortization rates (see Note 5 of the accompanying Notes to Consolidated Financial Statements), (iv) reduced 2000 operations and maintenance expenses due to successful cost control measures and to the sales of certain gathering assets and offshore laterals and (v) reduced ad valorem taxes. These positive effects were partially offset by (i) reduced 2000 revenues due to the sales of certain gathering assets and offshore laterals, (ii) decreased 2000 unit revenues largely attributable to competing pipeline capacity in the upper Midwest, Natural Gas Pipeline Company of America's principal market area, and reduced transport revenue due to the sale of a marketing affiliate during 2000.

     In accordance with the "fee-based" aspect of our business strategy, Natural Gas Pipeline Company of America has achieved significant success extending existing contracts and obtaining new contracts for firm transportation capacity on its pipeline system. In addition to extending key capacity arrangements, we have also pursued throughput growth on Natural Gas Pipeline Company of America's system through new transportation and balancing services and by pursuing agreements to provide natural gas transportation and storage services to new and existing gas-fired electric generation facilities along the system. On October 2, 2001, we announced that Natural Gas Pipeline Company of America had signed a firm-transportation contract to provide FPL Energy, LLC, a subsidiary of FPL Group, Inc., with natural gas to power its new 1,789-megawatt electric generating facility in Kaufman County, located 20 miles east of Dallas, Texas. Under the long-term agreement, FPL Energy has subscribed for 250,000 MMBtus per day of firm capacity on the Natural Gas Pipeline Company of America system, effective with the startup of operations at the new plant in mid-year 2003. FPL Energy also agreed to extend an existing 50,000 MMBtus per day firm-transportation service contract it holds on Natural Gas Pipeline Company of America for an additional 18 years. In recent periods, Natural Gas Pipeline Company of America has contracted to supply natural gas transportation services to approximately 23 natural gas-fired electric generation facilities along its system totaling approximately 13,000 megawatts of electric generation capacity.

     In addition to internal growth on Natural Gas Pipeline Company of America's existing pipeline system, we are also pursuing opportunities to expand the system. Two major expansion projects under way are the Horizon Pipeline project in Northern Illinois (see Note 6 of the accompanying Notes to Consolidated Financial Statements) and the extension of Natural Gas Pipeline Company of America's system into the metropolitan east area of St. Louis. Both the Horizon Pipeline and the St. Louis extension are expected to be placed into service by summer of 2002.

     Substantially all of Natural Gas Pipeline Company of America's pipeline capacity is committed under firm transportation contracts ranging from one to five years. Under these contracts, over 90% of the revenues are derived from a demand charge and, therefore, are collected regardless of the volume of gas actually transported. The principal impact of the actual level of gas transported is on fuel recoveries, which are received in-kind as volumes move on the system. Approximately 71% of the total transportation volume committed under Natural Gas Pipeline Company of America's long-term firm transportation contracts in effect on January 1, 2002 had remaining terms of less than three years. Natural Gas Pipeline Company of America continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts. Nicor Gas and Peoples Energy are Natural Gas Pipeline Company of America's two largest customers. Contracts representing 28% of Natural Gas Pipeline Company of America's total long-term contracted firm transport capacity as of January 1, 2002 are scheduled to expire during 2002.

     For 2002, Kinder Morgan currently expects that Natural Gas Pipeline Company of America will experience 3-5% growth in segment earnings. This increase in earnings is expected to be derived primarily from the Horizon Pipeline and St. Louis expansions expected to come on-line, augmenting contract renewals that create a stable earnings base. In addition, incremental revenues are anticipated from new electric power generation load and, potentially, from storage capacity expansion. However, as discussed following, there are factors beyond our control that can affect our results, including developments in the regulatory arena and as yet unforeseen competitive developments. Accordingly, our actual future results may differ significantly from our projections.

     Our principal exposure to market variability is related to the variation in natural gas prices and basis differentials, which can affect gross margins in our Natural Gas Pipeline Company of America segment. "Basis differential" is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. In recent periods, additional competitive pressures have been generated in midwest natural gas markets due to the introduction and planned introduction of pipeline capacity to bring additional supplies of natural gas into the Chicago market area, although incremental pipeline capacity to take gas out of the area has also been constructed. We have attempted to reduce our exposure to this form of market variability by pursuing long-term, fixed-rate type contract agreements to utilize the capacity on Natural Gas Pipeline Company of America's system. In addition, as discussed under "Risk Management" elsewhere in this document and in Note 15 of the accompanying Notes to Consolidated Financial Statements, we utilize a comprehensive risk management program to mitigate our exposure to changes in the market price of natural gas and associated transportation.

     The majority of Natural Gas Pipeline Company of America's system is subject to rate regulation under the jurisdiction of the Federal Energy Regulatory Commission. Currently, there are no material proceedings challenging the rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future.

KINDER MORGAN RETAIL

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                            (IN THOUSANDS EXCEPT
                                                            SYSTEMS THROUGHPUT)
Operating Revenues...................................  $285,142   $229,509   $182,912
                                                       ========   ========   ========
Gross Margin.........................................  $111,063   $100,698   $ 75,648
                                                       ========   ========   ========
Segment Earnings.....................................  $ 56,398   $ 49,755   $ 20,055
                                                       ========   ========   ========
Systems Throughput (Trillion Btus)...................      42.0       44.0       36.8
                                                       ========   ========   ========

     Kinder Morgan Retail's segment earnings increased by $6.6 million, or 13.4%, from 2000 to 2001. Kinder Morgan Retail's operating results were positively impacted in 2001, relative to 2000, by (i) continued successful risk management of gas supply needs, which has reduced, but not eliminated, weather-related volatility in earnings (refer to the heading "Risk Management" in this Item and Note 15 of the accompanying Notes to Consolidated Financial Statements for a more detailed discussion of our risk management policies) and
(ii) the inclusion, in 2001 results, of income from the Wolf Creek storage system. These positive impacts were partially offset by higher operating expenses resulting from overall system expansion.

     Kinder Morgan Retail's segment earnings increased by $29.7 million, or 148.1% from 1999 to 2000. Operating results for 2000 were positively impacted, relative to 1999, by (i) increased system throughput in 2000, although a portion of this increase represents volumes transported for relatively low margins,

(ii) increased service revenues in 2000 and (iii) reduced 2000 operating expenses. The increase in gross margins (operating revenues minus gas purchases and other costs of sales) which resulted from increased throughput volumes was principally due to increased irrigation demand in the third quarter of 2000 and increased space heating demand in the fourth quarter. Weather-related demand in Kinder Morgan Retail's service territory was affected by colder than normal weather in the fourth quarter of 2000, compared with warmer than normal weather in the fourth quarter of 1999. The reduced 2000 operating expenses resulted from
(i) a reduction in advertising and marketing expenses for the Choice Gas program (unregulated sales of natural gas made to certain of Kinder Morgan Retail's utility customers), (ii) continued focus on efficient operations, (iii) reduced ad valorem and use taxes in 2000 and (iv) reduced costs for certain administrative functions due to renegotiation of a contract with a third-party service provider.

     For 2002, we currently expect that Kinder Morgan Retail will experience 4-6% growth in segment earnings. With a stable base of earnings due to its regulated business, as supplemented by our weather hedging program, increased earnings are expected to derive from the impact of the Citizens acquisition as discussed following and from the impact of a full year of cost savings resulting from capital projects to reduce operating costs through efficiency improvements. However, as discussed following, there are factors beyond our control that can affect our results, including developments in the regulatory arena, currently unforeseen competitive developments and weather-related impacts outside our hedging program. Accordingly, our actual future results may differ significantly from our projections.

     During the fourth quarter of 2001, Kinder Morgan Retail successfully completed the acquisition of natural gas distribution facilities from Citizens Communications Company (NYSE: CZN, CZB) for approximately $11 million in cash and assumed liabilities. The natural gas distribution assets serve approximately 13,400 residential, commercial and agricultural customers in Bent, Crowley, Otero, Archuleta, La Plata and Mineral Counties in Colorado.

     A significant portion of Kinder Morgan Retail's business is subject to rate regulation by various state and local jurisdictions in Colorado, Wyoming and Nebraska. There are currently no material proceedings challenging the rates on any of our intrastate pipeline or distribution systems. Nonetheless, there can be no assurance that we will not face challenges to the rates we receive for these services in the future. Kinder Morgan Retail is also subject to market variability in natural gas prices and basis differentials. Please refer to the discussion of basis differentials under the heading "Natural Gas Pipeline Company of America" in this Item.

POWER AND OTHER

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Operating Revenues.....................................  $125,045   $80,697   $59,305
                                                         ========   =======   =======
Gross Margin...........................................  $ 89,142   $61,044   $46,384
                                                         ========   =======   =======
Segment Earnings.......................................  $ 63,348   $33,460   $34,379
                                                         ========   =======   =======

     Our Power and Other segment earnings increased by $29.9 million, or 89.3%, from 2000 to 2001. Operating results for 2001 were positively impacted, relative to 2000, by (i) increased power plant development fee revenues of $26.8 million, principally resulting from our development of two 550-megawatt electric generating plants currently under construction in Wrightsville, Arkansas and Jackson, Michigan, (ii) increased equity in the earnings of Thermo Cogeneration Partnership, (iii) $1.9 million of increased earnings from our agreements with Kerr-McGee Gathering LLC (formerly HS Resources, Inc.), (iv) improved performance from our natural gas distribution operations in Mexico and (v) the fact that 2000 results include $2.3 million of losses related to the disposition of certain of our power turbine purchase agreements. These positive impacts were partially offset by (i) increased operations and maintenance expenses related to power plant site development, (ii) increased depreciation expense from corporate computer and telecommunications equipment and (iii) the fact that 2000 results included $0.8 million of gains from asset sales.

     Power and Other segment earnings decreased by $0.9 million, or 2.7%, from 1999 to 2000. Operating results for 2000 were negatively impacted, relative to 1999, by (i) a decrease in earnings from equity investments largely attributable to increased fuel (natural gas) costs related to electricity generation and (ii) increased operating expenses associated with other operations, principally our agreements with Kerr-McGee Gathering LLC and certain telecommunications assets used primarily by internal business units. These negative impacts were partially offset by profits from development of the Wrightsville, Arkansas power plant.

     For 2002, we currently expect that our Power and Other segment will experience a decline of 20-25% in segment earnings. The power plants in Wrightsville, Arkansas and Jackson, Michigan that contributed approximately $32 million in construction fee revenues during 2001 are expected to be completed in mid 2002. The Jackson, Michigan plant is the first of six plants we agreed to construct under an agreement with The Williams Companies announced in early 2001. Several other sites have been selected, are currently under consideration or are currently in the permitting process, although there is no certainty that we will construct additional power generation facilities at these or other sites. Therefore, we have not projected additional power plant construction revenues for 2002 beyond those attributable to power plants currently under construction. In addition, our Wattenberg natural gas facility that was previously included in this segment was sold to Kerr-McGee Gathering LLC at December 28, 2001. Accordingly, there will be no future segment earnings from that asset. Given (i) the lengthy development phase, including the lengthy and uncertain permitting process that precedes actual construction of a power generation facility and (ii) the impact that projections of future electrical demand and pricing can have on the desirability, timing and locations for new power plant development, it is difficult to determine the level of future earnings for a project-driven segment such as this one. Accordingly, our actual future results may differ significantly from our projections.

KINDER MORGAN TEXAS PIPELINE

     We transferred Kinder Morgan Texas Pipeline to Kinder Morgan Energy Partners in December of 2000. See Note 6 of the accompanying Notes to Consolidated Financial Statements for more information regarding these transactions.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
                                                               (IN THOUSANDS EXCEPT
                                                                SYSTEMS THROUGHPUT)
Operating Revenues..........................................  $1,747,499    $872,161
                                                              ==========    ========
Gross Margin................................................  $   81,330    $ 67,487
                                                              ==========    ========
Segment Earnings............................................  $   29,318    $ 16,554
                                                              ==========    ========
Systems Throughput (Trillion Btus)..........................       654.4       575.3
                                                              ==========    ========

     Operating revenues for Kinder Morgan Texas Pipeline increased by $875.3 million, or 100.4%, from 1999 to 2000. This increased revenue reflects a 75% increase in the average sales price of natural gas during 2000 (the increased price of natural gas is directly reflected in the overall sales rate, of which it is a component part), together with a 17% increase in sales volumes. Gross margin (operating revenues minus gas purchases and other costs of sales) increased by $13.8 million, or 20.5%, from 1999 to 2000, as the increased operating revenues were offset approximately proportionally by the increased cost of natural gas purchased. Segment earnings increased by $12.8 million, or 77.1%, from 1999 to 2000 as the increase in gross margin discussed preceding was partially offset by increased ad valorem taxes.

KINDER MORGAN INTERSTATE GAS TRANSMISSION

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1999
                                                               --------------------
                                                               (IN THOUSANDS EXCEPT
                                                               SYSTEMS THROUGHPUT)
Operating Revenues..........................................         $113,207
                                                                     ========
Gross Margin................................................         $ 99,253
                                                                     ========
Segment Earnings............................................         $ 53,630
                                                                     ========
Systems Throughput (Trillion Btus)..........................         $  203.1
                                                                     ========

OTHER INCOME AND (EXPENSES)

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
                                                             (IN THOUSANDS)
Interest Expense, Net.............................  $(216,200)  $(243,155)  $(251,920)
Equity in Earnings of Kinder Morgan Energy
  Partners:
  Equity in Earnings..............................    277,504     140,913      15,733
  Amortization of Excess..........................    (25,644)    (27,593)     (7,335)
Equity in Earnings of Power Segment...............      5,299       3,669      10,511
Other Equity in Earnings (Losses).................     (5,054)    (10,255)     14,140
Minority Interests................................    (36,740)    (24,121)    (24,845)
Gains from Sales of Assets........................     22,621      61,684     157,938
Other, Net........................................      1,131      10,881       4,627
                                                    ---------   ---------   ---------
                                                    $  22,917   $ (87,977)  $ (81,151)
                                                    =========   =========   =========

     "Other Income and (Expense)" was a net decrease to earnings of $88.0 million in 2000 and a net increase of $22.9 million in 2001. This positive change of $110.9 million was principally due to: (i) an increase of $138.5 million in equity in earnings of Kinder Morgan Energy Partners, net of associated amortization, (ii) a decrease of $27.0 million in net interest expense in 2001, reflecting reduced interest rates and reduced debt outstanding and (iii) a reduction of $6.8 million from equity in losses of equity method investees other than Kinder Morgan Energy Partners, principally TransColorado Gas Transmission Company. These favorable impacts were partially offset by (i) a decrease of $39.1 million in 2001 net gains from sales of assets, (ii) an increase of $12.6 million in expense due to minority interest in 2001, principally due to the issuance of Kinder Morgan Management shares as discussed under "Financing Activities" and (iii) a decrease of $9.8 million in income from "Other, Net" in 2001, largely due to the items included in 2000 results as discussed following.

     The increase of $6.8 million, or 8.4%, in net expense under "Other Income and (Expenses)" from 1999 to 2000 is principally due to decreased gains from sales of assets and reduced other equity in earnings in 2000, partially offset by higher 2000 equity in earnings of Kinder Morgan Energy Partners and increased "Other, Net." The decrease in gains from sales of assets in 2000 reflects the fact that 1999 results include (i) a gain of $127.0 million from the transfer to Kinder Morgan Energy Partners of Kinder Morgan Interstate Gas Transmission and interests in two equity method investments and (ii) a gain of $28.9 million from the sale of two offshore pipeline assets, while 2000 results include a gain of $61.6 million from the sale of Kinder Morgan Texas Pipeline to Kinder Morgan Energy Partners. The equity in earnings of Kinder Morgan Energy Partners and associated amortization during 2000 and 1999 result from our October 1999 acquisition of interests in Kinder Morgan Energy Partners and, thus, 1999 includes only one quarter of earnings on this investment while 2000 reflects earnings for the full year. The decrease in other equity in earnings from 1999 to 2000 is principally due to the sale of various equity method investments. In addition, 2000 results reflect increased equity in losses of the TransColorado pipeline joint venture, which was placed in service March 31, 1999. The expense associated with "Minority Interests" in each period principally represents the costs associated with our two series of Capital Securities. These securities are described in Note 13 of the accompanying Notes to Consolidated Financial Statements. The increase in "Other, Net" from 1999 to 2000 reflects the fact that, while each period includes miscellaneous items of income and expense, 2000 results also include (i) $4.1 million due to the recovery of note receivable proceeds in excess of its carrying value and (ii) $3.9 million due to the settlement of a regulatory matter for an amount less than that previously reserved.

INCOME TAXES -- CONTINUING OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Income Tax Provision..................................  $168,601   $123,017   $79,124
                                                        ========   ========   =======
Effective Tax Rate....................................      41.4%      40.0%     36.9%
                                                        ========   ========   =======

     The increase of $45.6 million in the income tax provision from 2000 to 2001 is almost solely due to increased 2001 pre-tax income. The apparent increase in the effective tax rate in 2001 is due to the fact that the minority interest in the earnings of Kinder Morgan Management is presented net of its associated tax expense. The increase of $43.9 million in the income tax provision from 1999 to 2000 is comprised of (i) an increase of $34.2 million due to an increase in pretax income and (ii) an increase of $9.7 million due to an increase in the effective tax rate in 2000. The increased effective tax rate for 2000 is principally due to an increased effective rate associated with state income taxes.

DISCONTINUED OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Loss from Discontinued Operations, Net of Tax...............   $     --     $ (50,941)
                                                               ========     =========
Loss on Disposal of Discontinued Operations, Net of Tax.....   $(31,734)    $(344,378)
                                                               ========     =========

     During the third quarter of 1999, we adopted and implemented a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand), which activities had been carried on largely through our EN-able joint venture with PacifiCorp. During the fourth quarter of 1999, we adopted and implemented plans to discontinue the following lines of business: (i) gathering and processing of natural gas, including short-haul intrastate pipelines and providing field services to natural gas producers, (ii) wholesale marketing of natural gas and natural gas liquids and
(iii) international operations. We recorded a loss of $344.4 million, representing the estimated loss to be recognized upon final disposal of these businesses, including estimated operating losses prior to disposal. During 2000, we completed the disposition of these businesses, with the exception of international operations (principally consisting of a natural gas distribution system under construction in Hermosillo, Mexico), which, in the fourth quarter of 2000, we decided to retain. Neither the decision to dispose of our international operations nor our subsequent decision to retain them had any material effect on our results of operations, commitments and contingencies, known trends or capital resources. In the fourth quarter of 2000, we recorded an incremental loss on disposal of discontinued operations of $31.7 million, representing the impact of the final disposition transactions and adjustment of previously recorded estimates. We had a remaining liability of approximately $5.2 million at December 31, 2001 associated with these discontinued operations. We do not expect significant additional financial impacts associated with these matters. Note 7 of the accompanying Notes to Consolidated Financial Statements contains certain additional financial information with respect to these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The following table illustrates the sources of our invested capital. In addition to our results of operations, these balances are affected by our financing activities as discussed following.

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Long-term Debt...................................  $2,404,967   $2,478,983   $3,293,326
Minority Interests...............................     817,513        4,910        9,523
Common Equity....................................   2,259,997    1,777,624    1,649,615
Capital Securities...............................     275,000      275,000      275,000
                                                   ----------   ----------   ----------
  Capitalization.................................   5,757,477    4,536,517    5,227,464
Short-term Debt, Less Cash and Cash
  Equivalents....................................     613,918      766,244      555,189
                                                   ----------   ----------   ----------
  Invested Capital...............................  $6,371,395   $5,302,761   $5,782,653
                                                   ==========   ==========   ==========
Capitalization:
  Long-term Debt.................................        41.8%        54.6%        63.0%
  Minority Interests.............................        14.2%         0.1%         0.2%
  Common Equity..................................        39.2%        39.2%        31.5%
  Capital Securities.............................         4.8%         6.1%         5.3%
Invested Capital:
  Total Debt.....................................        47.4%        61.2%        66.6%
  Equity, Including Capital Securities and
     Minority Interests..........................        52.6%        38.8%        33.4%

     In addition to the direct sources of financing shown in the preceding table, we obtain financing indirectly through our ownership interests in unconsolidated entities. Our largest unconsolidated investment is in Kinder Morgan Energy Partners. As discussed in detail in Note 2 of the accompanying Notes to Consolidated Financial Statements, holders of Kinder Morgan Management shares may exchange each one of their shares for one common unit of Kinder Morgan Energy Partners owned by us and our affiliates. This exchange feature is subject to our right to settle the exchange in cash rather than common units. It was intended and expected that these securities would trade within a narrow range. During the period the Kinder Morgan Management shares have been outstanding, the difference between the market price of the Kinder Morgan Management shares and the Kinder Morgan Energy Partners common units has been minimal and, in recent periods, the Kinder Morgan Management shares have traded at a slight premium to the price of Kinder Morgan Energy Partners' common units. Accordingly, the exchange feature does not represent a significant financial asset to the holder. Kinder Morgan G.P., Inc., our subsidiary that is the general partner in Kinder Morgan Energy Partners, is obligated to support the operations and debt service payments of Kinder Morgan Energy Partners. This obligation, however, does not arise until the assets of Kinder Morgan Energy Partners have been fully utilized in meeting its own obligations and, in any event, does not extend beyond the assets of Kinder Morgan G.P., Inc.

     We utilize equity method accounting for several investees and have interests in or obligations with respect to these entities as shown following:

                                At December 31, 2001
                               -----------------------                         Incremental
                               INVESTMENT   INVESTMENT    ENTITY     ENTITY    INVESTMENT          DEBT
           ENTITY                AMOUNT      PERCENT     ASSETS(1)    DEBT     OBLIGATION     RESPONSIBILITY
           ------              ----------   ----------   ---------   ------    -----------    --------------
                                                           (Dollars in millions)
TransColorado Gas
  Transmission Company(2)....    $134.3        50.0%      $  300     $   --       $ --             $ --
Horizon Pipeline Company.....        --        50.0%          79         45(3)      --(4)            --(5)
Ft. Lupton Power Plant.......     138.9        49.5%         186        149(6)      --               --
Igasamex.....................       6.1        21.0%          18          5         --                1
Kinder Morgan Energy
  Partners, L.P..............   1,336.0        20.3%       6,733      2,792         --              522(7)

---------------

(1) At recorded value, in each case, consisting principally of property, plant and equipment.

(2) There is litigation with respect to this investment; see "Legal and Environmental" elsewhere herein.

(3) Currently recorded as payable to the partners of Horizon Pipeline. Total project is expected to be 3rd party project financed at 60% debt and 40% equity.

(4) No incremental investment is necessary unless project financing is not obtained. The maximum incremental investment obligation possible is $17 million.

(5) Expected to be non-recourse to owners.

(6) Non-recourse to owners.

(7) We would only be obligated if Kinder Morgan Energy Partners, L.P. and/or its assets cannot satisfy its obligations.

                                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                    -----------------------------------------------------
                                                    LESS THAN
                                         TOTAL       1 YEAR      2-3 YEARS     4-5 YEARS    AFTER 5 YEARS
                                       ----------   ---------   -----------   -----------   -------------
                                                                 (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-Term Debt, including current
  maturities.........................  $2,619,375   $206,267     $502,534      $507,284      $1,403,290
Operating Leases.....................      62,055      9,697       18,504        18,100          15,754
Commercial Paper Outstanding.........     423,785    423,785
Kinder Morgan -- Obligated
  Mandatorily Redeemable Preferred
  Capital Trust Securities of
  Subsidiary Trust Holding Solely
  Debentures of Kinder Morgan........     275,000                                               275,000
Incremental Investment in Power
  Plants.............................     118,000    118,000
                                       ----------   --------     --------      --------      ----------
Total Contractual Cash Obligations...  $3,498,215   $757,749     $521,038      $525,384      $1,694,044
                                       ==========   ========     ========      ========      ==========
OTHER COMMERCIAL COMMITMENTS:
Standby Letters of Credit............  $   10,384   $ 10,384     $     --      $     --      $       --
                                       ==========   ========     ========      ========      ==========

     We have sufficient liquidity to satisfy our near-term obligations through the combination of free cash flow and our credit facilities totaling $900 million.

                                     CONTINGENCY          AMOUNT OF CONTINGENT LIABILITY
                                     -----------          ------------------------------
CONTINGENT LIABILITIES:
Guarantor of the Bushton Gas  Default by ONEOK, Inc.      Averages $23 million per year
  Processing Plant Lease                                  through 2012; Total $247.4
                                                          million
Assumption of Power Plant     Long-term Financing not     Approximately $250 million
  Note                        obtained by March 29, 2002
Power Plant Incremental       Operational Performance     $3 to 8 million per year for
  Investment                                              16 years
Power Plant Incremental       Cash Flow Performance       Up to a total of $25 million
  Investment                                              beginning in the 17th year
                                                          following commercial
                                                          operations

CASH FLOWS

     The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash Flows and related supplemental disclosures. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

  NET CASH FLOWS FROM OPERATING ACTIVITIES

     "Net Cash Flows Provided by Operating Activities" increased from $167.1 million in 2000 to $437.3 million in 2001, an increase of $270.2 million, or 162%. This increase is primarily due to (i) a decrease of $106.7 million in cash flows used for discontinued operations, primarily attributable to the termination of our receivables sales program (see "Net Cash Flows from Financing Activities" following), (ii) a $117.5 million increase in cash distributions received in 2001 attributable to our interest in Kinder Morgan Energy Partners (see Note 3 of the accompanying Notes to Consolidated Financial Statements and the discussion following) and (iii) a $20.8 million increase in cash inflow in 2001 due to decreased deferred purchase gas costs resulting from lower natural gas prices.

     "Net Cash Flows Provided by Operating Activities" decreased from $321.2 million in 1999 to $167.1 million in 2000, a decline of $154.1 million, or 48%. This decline is primarily due to an increase in cash flows used for discontinued operations, which increased from a source of $94.5 million in 1999 to a use of $110.4 million in 2000, a $204.9 million increased use of cash reflecting (i) $124.7 million of cash outflow in 2000 attributable to the termination of our receivable sale program and (ii) $124.7 million of cash inflow in 1999 attributable to the receivable sale program (see "Net Cash Flows from Financing Activities" following). The decline in "Net Cash Flows Provided by Operating Activities" for discontinued operations was partially offset by an increase in cash flows provided by continuing operations, which increased from a source of $226.7 million in 1999 to a source of $277.5 million in 2000. This $50.8 million of increased cash flow is primarily due to (i) $121.3 million of cash distributions received in 2000 attributable to our interest in Kinder Morgan Energy Partners and (ii) a decrease in cash used in 2000 to make interest payments, reflecting the decreased average debt balance outstanding. Partially offsetting this increase was an increase of $97.3 million in cash used for working capital in 2000, primarily due to January 2000 payments associated with December 1999 gas supply purchases.

     In general, distributions from Kinder Morgan Energy Partners are declared in the month following the end of the quarter to which they apply and are paid in the month following the month of declaration to the general partner and unit holders of record as of the end of the month of declaration. Therefore, the accompanying Statements of Consolidated Cash Flows for 2001 and 2000 reflect the receipt of a total of $238.8 million and $121.3 million, respectively, of cash distributions from Kinder Morgan Energy Partners for the fourth quarter of 2000 and the first nine months of 2001, and for the fourth quarter of 1999 and the first nine months of 2000, respectively. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2001 total $70.3 million and $264.5 million, respectively.

The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2000 totaled $44.5 million and $149.9 million, respectively. The increase in distributions during 2000 and 2001 reflects, among other factors, acquisitions made by Kinder Morgan Energy Partners and its results of operations. Summarized financial information for Kinder Morgan Energy Partners is contained in Note 20 of the accompanying Notes to Consolidated Financial Statements.

  NET CASH FLOWS FROM INVESTING ACTIVITIES

     "Net Cash Flows Provided by (Used in) Investing Activities" decreased from a source of $498.7 million in 2000 to a use of $1.3 billion in 2001, a net decrease of $1.8 billion. This decrease is principally due to (i) an outflow of $991.9 million in 2001 for additional investment in Kinder Morgan Energy Partners, (ii) a $500.3 million decrease due to the fact that 2000 cash flows included proceeds from our December 1999 and December 2000 transfers of certain assets and interests to Kinder Morgan Energy Partners, (iii) an outflow of $298.0 million in 2001 for investments in power plant facilities, partially offset by proceeds of $247.0 million received in 2001 from the sale of our investment in the Jackson, Michigan power plant facilities, (iv) an outflow of $104.7 million in 2001 for additional investment in TransColorado Gas Transmission Company and (v) a $128.4 million decrease in cash flows from discontinued investing activities in 2001 as a result of (1) $25.7 million received in 2001 for discontinued operations sold during 2000 and (2) for 2000, an inflow of $163.9 million received for discontinued operations sold, partially offset by an outflow of $59.9 million for a lease buyout on assets included in discontinued operations prior to divestiture. Please refer to Notes 6 and 7 of the accompanying Notes to Consolidated Financial Statements for additional information regarding these transactions.

     "Net Cash Flows Provided by (Used in) Investing Activities" decreased from $1.02 billion in 1999 to $498.7 million in 2000, a decline of $521.5 million principally due to the sale of approximately $1.1 billion of government securities during 1999, with the proceeds utilized to repay a short-term note assumed in conjunction with the January 1998 acquisition of MidCon Corp. Partially offsetting this decrease was (i) $500.3 million of cash received during 2000 from the sale of certain interests and assets to Kinder Morgan Energy Partners and (ii) cash flows of discontinued investing activities increasing from a use of $46.6 million in 1999 to a source of $154.2 million in 2000, principally a result of the $163.9 million of proceeds received in 2000 from the sale to ONEOK, Inc. of gathering and processing businesses in Oklahoma, Kansas and West Texas.

     Total proceeds received in 2001 from asset sales were $32.8 million, of which $25.7 million represented proceeds from the 2000 sale of our gathering and processing businesses in Oklahoma, Kansas and West Texas as well as our marketing and trading business to ONEOK. During the year 2000, major asset dispositions included (i) Kinder Morgan Texas Pipeline, the Casper and Douglas Natural Gas Gathering and Processing Systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. to Kinder Morgan Energy Partners, (ii) gathering and processing businesses in Oklahoma, Kansas and West Texas as well as our marketing and trading business to ONEOK, (iii) three natural gas gathering systems and a natural gas processing facility to WBI Holdings, Inc. and (iv) certain assets within Wildhorse Energy Partners, LLC to Tom Brown, Inc. Total proceeds received in 2000 from asset sales were $730.3 million of which $330 million represented proceeds from the 1999 transfer of assets to Kinder Morgan Energy Partners. Major asset dispositions during 1999 included (i) Kinder Morgan Interstate Gas Transmission, Kinder Morgan Trailblazer LLC and our interest in Red Cedar Gathering Company to Kinder Morgan Energy Partners, (ii) all of our major offshore assets in the Gulf of Mexico area, including our interests in Stingray Pipeline Company L.L.C. and West Cameron Dehydration Company L.L.C., and the HIOS and UTOS offshore pipeline systems and (iii) MidCon Gas Products of New Mexico Corp. Total proceeds received in 1999 from asset sales were $111.1 million. Notes 6 and 7 of the accompanying Notes to Consolidated Financial Statements and "Net Cash Flows from Financing Activities" following contain more information concerning these transactions.

  NET CASH FLOWS FROM FINANCING ACTIVITIES

     "Net Cash Flows Provided By (Used In) Financing Activities" increased from a use of $550.3 million in 2000 to a source of $711.6 million in 2001, an increase of $1.3 billion. This increase is principally due to (i) net proceeds of $888.1 million in 2001 from the issuance of membership shares by Kinder Morgan Management (see Note 2 of the accompanying Notes to Consolidated Financial Statements), (ii) $495.7 million of cash used in 2001 for the early extinguishment of three series of debt securities (see Note 13 of the accompanying Notes to Consolidated Financial Statements), (iii) $265.7 million of cash used in 2001 to repurchase a portion of our outstanding common stock,
(iv) proceeds of $460.4 million in 2001 from the issuance of 13,382,474 shares of additional common stock due to the maturity of our Premium Equity Participating Security Units, primarily offset by cash used for the retirement of the $400 million of 6.45% Series of Senior Notes (see Note 13 of the accompanying Notes to Consolidated Financial Statements) and (v) a change in net short-term borrowing of $798.2 million principally due to (1) a reduction in net short-term borrowing in 2000 facilitated by cash inflows from investing activities (see "Net Cash Flows from Investing Activities" above) and (2) an increase in net short-term borrowing in 2001, principally to fund a portion of the early extinguishment of long-term debt and the reacquisition of a portion of our outstanding common shares, in each case as discussed preceding.

     "Net Cash Flows Provided by (Used in) Financing Activities" decreased from a use of approximately $1.3 billion in 1999 to a use of $550.3 million in 2000, a decline of approximately $786.7 million. This decrease was principally due to the first-quarter 1999 repayment of a $1.39 billion short-term note as discussed preceding, partially offset by increased short-term borrowings during the same period, as well as reduced cash payments for dividends in 2000.

  SHORT-TERM LIQUIDITY AND FINANCING TRANSACTIONS

     Our principal sources of short-term liquidity are our revolving bank facilities, our commercial paper program (which is supported by our revolving bank facilities) and cash provided by operations. As of December 31, 2001, we had available a $500 million 364-day facility dated October 23, 2001, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including as backup for our commercial paper program. At December 31, 2001, we had $423.8 million of bank borrowings and commercial paper issued and outstanding. The corresponding amount outstanding was $477.7 million at February 1, 2002. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $465.8 million and $411.9 million at December 31, 2001 and February 1, 2002, respectively. The bank facilities include covenants that are common in such arrangements. For example, the $500 million facility requires consolidated debt to be less than 68% of consolidated total capitalization. The $400 million facility requires that consolidated debt must be less than 67% of consolidated total capitalization. Both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of our consolidated debt and require the consolidated debt of each material subsidiary to be less than 65% of our consolidated total capitalization. The $400 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1998. The $500 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1999.

     Our short-term debt of $630.1 million at December 31, 2001 consisted of (i) $423.8 million of borrowings under our commercial paper program, (ii) $200 million of Floating Rate Notes due October 10, 2002 and (iii) $6.3 million of miscellaneous current maturities of long-term debt. Our current liabilities, net of our current assets, represents an additional short-term obligation of approximately $67.4 million. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our five-year revolving credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues in the foreseeable future.

     On February 14, 2002, we paid a cash dividend on our common stock of $0.05 per share to common stockholders of record as of January 31, 2002.

     On November 30, 2001, our Premium Equity Participating Security Units matured, which resulted in our receipt of $460 million in cash and our issuance of 13,382,474 shares of additional common stock. We used the cash proceeds to retire the $400 million of 6.45% Series of Senior Notes that became due on the same date and a portion of our short-term borrowings then outstanding.

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

     On September 10, 2001, we retired our $45 million of 9.625% Series Sinking Fund Debentures due March 1, 2021, utilizing incremental short-term borrowings. In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term borrowings. In conjunction with these early extinguishments of debt, we recorded extraordinary losses of $13.6 million (net of associated tax benefit of $9.0 million). These losses are included under the caption, "Extraordinary Item, Loss on Early Extinguishment of Debt" in the accompanying Consolidated Statements of Operations.

     On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock under a program that was largely completed by the end of 2001. At the trading price at the time of the announcement, the $300 million represented approximately 5.7 million shares, or about 4.4 percent of the shares outstanding. As of December 31, 2001, we had repurchased approximately $270.4 million (5,294,800 shares) of our outstanding common stock under the program, and an additional $33.5 million was repurchased in January 2002, completing the previously announced plan. On February 5, 2002, we announced that our Board of Directors had approved expanding the repurchase plan to a total of $400 million.

     As further described under "Risk Management" following, in August 2001, we entered into $1 billion face value of fixed-to-floating interest rate swaps, effectively converting the interest expense associated with two of our fixed-rate debt issues to a floating rate based on the three-month LIBOR. These swaps are accounted for as fair value hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

     In May 2001, Kinder Morgan Management, one of our indirect subsidiaries, issued and sold its shares in an underwritten initial public offering. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and assumed the responsibility to manage and control its business and affairs. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management.

     In the initial public offering, 10 percent of Kinder Morgan Management's shares were purchased by us, with the balance purchased by the public. The equity interest in Kinder Morgan Management (which we consolidate for financial reporting purposes) purchased by the public created an additional minority interest on our balance sheet of $892.7 million at the time of the transaction. We have certain rights and obligations with respect to these securities, including an obligation to purchase the Kinder Morgan Management shares or exchange them for Kinder Morgan Energy Partners, L.P. common units that we own or for cash.

     In September 1999, we established an accounts receivable sales facility that provided up to $150 million of additional liquidity. In accordance with this agreement, we received proceeds of $150 million on September 30, 1999. Cash flows associated with this facility are included with "Cash flows from Operating Activities" in the accompanying Consolidated Statements of Cash Flows in 1999 and 2000. In February 2000, we reduced our participation in this receivables sales program by $124.9 million, principally as a result of our then-pending disposition of our wholesale gas marketing business. On April 25, 2000, we repaid the residual balance and terminated the agreement.

     On January 4, 1999, we repaid a short-term note for $1.4 billion which we had assumed in connection with the early-1998 acquisition of MidCon Corp. and that had been payable to Occidental Petroleum Corporation. The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities that had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings.

  CAPITAL EXPENDITURES AND COMMITMENTS

     Capital expenditures in 2001 were $124.2 million. The 2002 capital expenditure budget totals approximately $145.8 million, before expenditures that may be made on the Horizon Pipeline project. We expect that funding for the capital expenditure budget will be provided from internal sources and, if necessary, incremental borrowings. Approximately $16.9 million of this amount had been committed for the purchase of plant and equipment at December 31, 2001. Additional information on commitments is contained in Note 18 of the accompanying Notes to Consolidated Financial Statements.

LITIGATION AND ENVIRONMENTAL

     Our anticipated environmental capital costs and expenses for 2002, including expected costs for remediation efforts, are approximately $6 million, compared to approximately $4 million of such costs and expenses incurred in 2001. A substantial portion of our environmental costs are either recoverable through insurance and indemnification provisions or have previously recorded liabilities associated with them. We had an established environmental reserve of approximately $18 million at December 31, 2001 to address remediation issues associated with approximately 35 projects. This reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired. Reserves for each project are established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup, the costs associated with the effort and to identify if the reserve allocation is appropriately valued. In assessing environmental exposure in conjunction with proposed acquisitions, we perform thorough reviews of all records relating to environmental issues, conduct site inspections, interview employees, and, if necessary, collect soil and groundwater samples. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with these regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant unanticipated costs.

     Refer to Notes 10(A) and 10(B) of the accompanying Consolidated Financial Statements for additional information on our pending litigation and environmental matters. We believe we have established adequate reserves such that the resolution of pending litigation and environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations.

REGULATION

     See Note 9 of the accompanying Notes to Consolidated Financial Statements for information regarding regulatory matters.

RISK MANAGEMENT

     The following discussion should be read in conjunction with Note 15 of the accompanying Notes to Consolidated Financial Statements, which contains additional information on our risk management activities.

     Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively, "Statement 133." Statement 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, Statement 133 allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

     We enter into derivative contracts solely for the purpose of hedging exposures that accompany our normal business activities. As a result of the adoption of Statement 133, the fair value of our derivative financial instruments utilized for hedging activities as of January 1, 2001 (a loss of $11.9 million) was reported as accumulated other comprehensive income. In accordance with the provisions of Statement 133, we designated these instruments as hedges of various exposures as discussed following, and we test the effectiveness of changes in the value of these hedging instruments with the risk being hedged. Hedge ineffectiveness is recognized in income in the period in which it occurs.

     We enter into these transactions only with counterparties whose debt securities are rated investment grade by the major rating agencies. In general, the risk of default by these counterparties is low. However, we recently experienced a loss as discussed following.

     During the fourth quarter of 2001, we determined that Enron Corp. was no longer likely to honor the obligations it had to us in conjunction with derivatives we were accounting for as hedges under Statement 133. Upon making that determination, we (i) ceased to account for those derivatives as hedges,
(ii) entered into new derivative transactions with other counterparties to replace our position with Enron, (iii) designated the replacement derivative positions as hedges of the exposures that had been hedged with the Enron positions and (iv) recognized a $5.0 million pre-tax loss (included with "General and Administrative Expenses" in the accompanying Consolidated Statement of Operations for 2001) in recognition of the fact that it was unlikely that we would be paid the amounts then owed under the contracts with Enron. While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that additional losses will result from counterparty credit risk in the future.

     Our businesses require that we purchase, sell and consume natural gas. Specifically, we purchase, sell and/or consume natural gas (i) to serve our regulated natural gas distribution sales customers, (ii) to serve certain of our retail natural gas distribution customers in areas where regulatory restructuring has provided for competition in natural gas supply, for customers who have selected the Company as their supplier of choice under our "Choice Gas" program, (iii) as fuel in our Colorado power generation facilities, (iv) as fuel for compressors located on Natural Gas Pipeline Company of America's pipeline system and (v) for operational sales of gas by Natural Gas Pipeline Company of America. With respect to item (i), we have no commodity risk because the regulated retail gas distribution regulatory structure provides that actual gas cost is "passed-through" to our customers. With respect to item (iii), only one of these power generation facilities is not covered by a long-term, fixed price gas supply agreement at a level sufficient for the current and projected capacity utilization. With respect to item (iv), this fuel is supplied by in-kind fuel recoveries that are part of the transportation tariff. Items (ii),
(v) and the one power facility included under item (iii) that is not covered by a long-term fixed-price natural gas supply agreement, give rise to natural gas commodity price risk which we have chosen to substantially mitigate through our risk management program. We provide this mitigation through the use of financial derivative products, and we do not utilize these derivatives for any purpose other than risk mitigation.

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

     We use a Value-at-Risk model to measure the risk of price changes in the natural gas and natural gas liquids markets. Value-at-Risk is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We use a closed form model to evaluate risk on a daily basis. Our Value-at-Risk computations use a confidence level of 97.7 percent for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7 percent probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk amount presented. Instruments evaluated by the model include forward physical gas, storage and transportation contracts and financial products including commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. During 2001, Value-at-Risk reached a high of $9.5 million and a low of $6.5 million. Value-at-Risk at December 31, 2001, was $7.7 million and, based on quarter-end values, averaged $8.0 million for 2001.

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

     During 2001, all of our natural gas derivative activities were designated and qualified as cash flow hedges. We recognized approximately $5,000 of pre-tax loss during 2001 as a result of ineffectiveness of these hedges, which amount is reported within the caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statement of Income for the year ended December 31, 2001. There was no component of these derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

     As the hedged sales and purchases take place and we record them into earnings, we will also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during 2002, substantially all of the accumulated other comprehensive income balance of $9.8 million, representing unrecognized net gains on derivative activities at

December 31, 2001. During 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

     We also provide certain administrative risk management services to Kinder Morgan Energy Partners, although Kinder Morgan Energy Partners retains the obligations and rights arising from all derivative transactions entered into on its behalf.

     In order to maintain a cost effective capital structure, it is our policy to borrow funds utilizing a mixture of fixed-interest-rate and floating-interest-rate debt. In August 2001, in order to move closer to a mix of 50% fixed, 50% floating, we entered into fixed-to-floating interest rate swap agreements with a notional principal amount of $1.0 billion. These agreements effectively converted the interest expense associated with our 6.65% senior notes and our 7.25% debentures from fixed rates to floating rates based on three-month LIBOR plus a credit spread. These swaps have been designated as fair value hedges as defined by Statement 133. These swaps meet the conditions required to assume no ineffectiveness under Statement 133 and, therefore, we have accounted for them utilizing the "shortcut" method prescribed for fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value as of each reporting period, with an offsetting entry to adjust the carrying value of the debt whose fair value is being hedged. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually. Based on short-term borrowings outstanding and the long-term debt effectively converted to floating rate debt as a result of the swap discussed above, at December 31, 2001, the market risk related to a one percent change in interest rates would result in a $16.5 million annual impact on pre-tax income.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 141 supercedes Accounting Principles Board Opinion No. 16 and requires that all transactions fitting the description of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests for all business combinations initiated after June 30, 2001. The Statement also modifies the accounting for the excess of fair value of net assets acquired as well as intangible assets acquired in a business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method that are completed after July 1, 2001. This Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will not be amortized. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. At December 31, 2001, we had approximately $25 million of goodwill recorded in conjunction with the 1998 acquisition of the Thermo Companies. In accordance with the provisions of SFAS No. 142, we will complete our analysis of that goodwill balance for impairment no later than June 30, 2002 and will record any indicated impairment during 2002. In addition, we have a significant amount of "excess investment" or "equity method goodwill," principally as a result of our investment in Kinder Morgan Energy Partners. As provided in SFAS No. 142, this type of investment will continue to be tested for impairment in accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We estimate that the reduction in amortization expense resulting from the cessation of amortization of both the goodwill and the equity method goodwill will result in $0.13 of earnings per diluted common share in 2002.

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

     - the various factors which affect Kinder Morgan Energy Partners' ability to maintain or increase its level of earnings and distributions;

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

     - acts of sabotage and terrorism for which insurance is not available at reasonable premiums;

     - the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

     - the timing and success of business development efforts.

     You should not put an undue reliance on forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by this item is in Item 7 under the heading "Risk Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX

                                                               PAGE
                                                               -----
Report of Independent Accountants...........................    46
Consolidated Statements of Operations.......................    47
Consolidated Statements of Comprehensive Income.............    48
Consolidated Balance Sheets.................................    49
Consolidated Statements of Stockholders' Equity.............    50
Consolidated Statements of Cash Flows.......................    51
Notes to Consolidated Financial Statements..................   52-91
Selected Quarterly Financial Data (unaudited)...............   92-93

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Kinder Morgan, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan, Inc. (formerly K N Energy, Inc.) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 95 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 15 to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 15, 2002

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                                      (IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
OPERATING REVENUES:
Natural Gas Transportation and Storage......................  $  645,369   $  596,774   $  745,179
Natural Gas Sales...........................................     301,994    1,965,633    1,004,097
Other.......................................................     107,555      117,315       87,092
                                                              ----------   ----------   ----------
    Total Operating Revenues................................   1,054,918    2,679,722    1,836,368
                                                              ----------   ----------   ----------
OPERATING COSTS AND EXPENSES:
Gas Purchases and Other Costs of Sales......................     339,353    1,926,068    1,050,250
Operations and Maintenance..................................     126,564      164,286      184,888
General and Administrative..................................      70,386       58,087       85,591
Depreciation and Amortization...............................     108,290      108,165      147,933
Taxes, other than Income Taxes..............................      26,006       27,973       34,561
Merger-related and Severance Costs..........................          --           --       37,443
                                                              ----------   ----------   ----------
    Total Operating Costs and Expenses......................     670,599    2,284,579    1,540,666
                                                              ----------   ----------   ----------
OPERATING INCOME............................................     384,319      395,143      295,702
                                                              ----------   ----------   ----------
OTHER INCOME AND (EXPENSES):
Kinder Morgan Energy Partners:
  Equity in Earnings........................................     277,504      140,913       15,733
  Amortization of Excess Investment.........................     (25,644)     (27,593)      (7,335)
Equity in Earnings (Losses) of Other Equity Investments.....         245       (6,586)      24,651
Interest Expense, Net.......................................    (216,200)    (243,155)    (251,920)
Minority Interests..........................................     (36,740)     (24,121)     (24,845)
Other, Net..................................................      23,752       72,565      162,565
                                                              ----------   ----------   ----------
    Total Other Income and (Expenses).......................      22,917      (87,977)     (81,151)
                                                              ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......     407,236      307,166      214,551
Income Taxes................................................     168,601      123,017       79,124
                                                              ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS...........................     238,635      184,149      135,427
                                                              ----------   ----------   ----------
DISCONTINUED OPERATIONS, NET OF TAX:
Loss from Discontinued Operations...........................          --           --      (50,941)
Loss on Disposal of Discontinued Operations.................          --      (31,734)    (344,378)
                                                              ----------   ----------   ----------
    Total Loss from Discontinued Operations.................          --      (31,734)    (395,319)
                                                              ----------   ----------   ----------
Income (Loss) Before Extraordinary Item.....................     238,635      152,415     (259,892)
Extraordinary Item -- Loss on Early Extinguishment of Debt,
  Net of Income Tax Benefit of $9,044.......................     (13,565)          --           --
                                                              ----------   ----------   ----------
NET INCOME (LOSS)...........................................     225,070      152,415     (259,892)
Less -- Preferred Dividends.................................          --           --          129
Less -- Premium Paid on Preferred Stock Redemption..........          --           --          350
                                                              ----------   ----------   ----------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK..................  $  225,070   $  152,415   $ (260,371)
                                                              ==========   ==========   ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income from Continuing Operations...........................  $     2.07   $     1.62   $     1.68
Loss from Discontinued Operations...........................          --           --        (0.63)
Loss on Disposal of Discontinued Operations.................          --        (0.28)       (4.29)
Extraordinary Item -- Loss on Early Extinguishment of
  Debt......................................................       (0.12)          --           --
                                                              ----------   ----------   ----------
    Total Basic Earnings (Loss) Per Common Share............  $     1.95   $     1.34   $    (3.24)
                                                              ==========   ==========   ==========
Number of Shares Used in Computing Basic Earnings (Loss) Per
  Common Share (Thousands)..................................     115,243      114,063       80,284
                                                              ==========   ==========   ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income from Continuing Operations...........................  $     1.97   $     1.61   $     1.68
Loss from Discontinued Operations...........................          --           --        (0.63)
Loss on Disposal of Discontinued Operations.................          --        (0.28)       (4.29)
Extraordinary Item -- Loss on Early Extinguishment of
  Debt......................................................       (0.11)          --           --
                                                              ----------   ----------   ----------
    Total Diluted Earnings (Loss) Per Common Share..........  $     1.86   $     1.33   $    (3.24)
                                                              ==========   ==========   ==========
Number of Shares Used in Computing Diluted Earnings (Loss)
  Per Common Share (Thousands)..............................     121,326      115,030       80,358
                                                              ==========   ==========   ==========
DIVIDENDS PER COMMON SHARE..................................  $     0.20   $     0.20   $     0.65
                                                              ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
NET INCOME (LOSS)...........................................  $225,070   $152,415   $(259,892)
                                                              --------   --------   ---------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Change in Fair Value of Derivatives Utilized for Hedging
     Purposes (Net of tax of $24,068).......................    36,102         --          --
  Reclassification of Change in Fair Value of Derivatives to
     Net Income (Net of tax benefit of $9,567)..............   (14,351)
  Reclassification of Unrealized Gain on Available-for-Sale
     Securities (Net of tax of $1,068 and $498 in 2000 and
     1999, respectively)....................................        --      1,602         852
  Cumulative Effect Transition Adjustment (Net of tax
     benefit of $7,922).....................................   (11,883)        --          --
                                                              --------   --------   ---------
OTHER COMPREHENSIVE INCOME..................................     9,868      1,602         852
                                                              --------   --------   ---------
COMPREHENSIVE INCOME (LOSS).................................  $234,938   $154,017   $(259,040)
                                                              ========   ========   =========

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents...................................  $   16,134   $  141,923
Restricted Deposits.........................................      15,010       14,063
Notes Receivable:
  Related Party.............................................      22,576           --
  Other.....................................................      18,890           --
Accounts Receivable, Net:
  Trade.....................................................     161,926      109,722
  Related Parties...........................................      29,502        2,046
  Other.....................................................          --       56,750
Inventories.................................................      61,959       19,600
Gas Imbalances..............................................      50,775       40,838
Other.......................................................      44,260       48,700
                                                              ----------   ----------
                                                                 421,032      433,642
                                                              ----------   ----------
INVESTMENTS:
Kinder Morgan Energy Partners...............................   2,806,146    1,819,281
Other.......................................................     449,056      263,146
                                                              ----------   ----------
                                                               3,255,202    2,082,427
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   5,703,952    5,667,991
                                                              ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS...........................     152,899      202,929
                                                              ----------   ----------
TOTAL ASSETS................................................  $9,533,085   $8,386,989
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Maturities of Long-term Debt........................  $  206,267   $  808,167
Notes Payable...............................................     423,785      100,000
Accounts Payable:
  Trade.....................................................     160,309      126,245
  Related Parties...........................................      70,606       13,556
Accrued Interest............................................      76,606       72,222
Accrued Taxes...............................................      14,933       26,584
Gas Imbalances..............................................      58,266       39,496
Payable for Purchase of Thermo Companies....................          --       15,000
Reserve for Loss on Disposal of Discontinued Operations.....       5,209       23,694
Other.......................................................     102,492      129,911
                                                              ----------   ----------
                                                               1,118,473    1,354,875
                                                              ----------   ----------
OTHER LIABILITIES AND DEFERRED CREDITS:
Deferred Income Taxes.......................................   2,428,504    2,273,177
Other.......................................................     228,631      222,420
                                                              ----------   ----------
                                                               2,657,135    2,495,597
                                                              ----------   ----------
LONG-TERM DEBT..............................................   2,404,967    2,478,983
                                                              ----------   ----------
KINDER MORGAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  CAPITAL TRUST
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES
    OF KINDER MORGAN........................................     275,000      275,000
                                                              ----------   ----------
MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES................     817,513        4,910
                                                              ----------   ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 2, 10 AND 18)
STOCKHOLDERS' EQUITY:
Preferred Stock (Note 14)...................................          --           --
Common Stock:
  Authorized -- 150,000,000 Shares, Par Value $5 Per Share;
    Outstanding -- 129,092,689 and 114,578,800
  Shares, Respectively, Before Deducting 5,165,911 and
    96,140 Shares Held in Treasury..........................     645,463      572,894
Additional Paid-in Capital..................................   1,652,846    1,189,270
Retained Earnings...........................................     219,995       17,787
Treasury Stock..............................................    (263,967)      (2,327)
Other.......................................................       5,660           --
                                                              ----------   ----------
Total Stockholders' Equity..................................   2,259,997    1,777,624
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $9,533,085   $8,386,989
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                              YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------------
                                                             2001                       2000                       1999
                                                   ------------------------   ------------------------   ------------------------
                                                     SHARES        AMOUNT       SHARES        AMOUNT       SHARES        AMOUNT
                                                   -----------   ----------   -----------   ----------   -----------   ----------
                                                                               (DOLLARS IN THOUSANDS)
PREFERRED STOCK:
  Beginning Balance..............................           --   $       --            --   $       --        70,000   $    7,000
  Redemption of Preferred Stock..................           --           --            --           --       (70,000)      (7,000)
                                                   -----------   ----------   -----------   ----------   -----------   ----------
  Ending Balance.................................           --           --            --           --            --           --
                                                   ===========   ----------   ===========   ----------   ===========   ----------
COMMON STOCK:
  Beginning Balance..............................  114,578,800      572,894   112,838,379      564,192    68,645,906      343,230
  Acquisition of Kinder Morgan Delaware..........           --           --            --           --    41,683,323      208,417
  Acquisitions of Other Businesses...............           --           --       946,207        4,731     2,065,909       10,330
  Conversion of Premium Equity Participating
    Security Units (PEPS)........................   13,382,474       66,912            --           --            --           --
  Employee and Executive Benefit Plans...........    1,131,415        5,657       794,214        3,971       443,241        2,215
                                                   -----------   ----------   -----------   ----------   -----------   ----------
  Ending Balance.................................  129,092,689      645,463   114,578,800      572,894   112,838,379      564,192
                                                   -----------   ----------   -----------   ----------   -----------   ----------
ADDITIONAL PAID-IN CAPITAL:
  Beginning Balance..............................                 1,189,270                  1,203,008                    694,223
  Costs Related to PEPS Offering.................                      (504)                    (1,151)                      (514)
  Revaluation of KMP Investment (Note 6).........                    28,322                    (51,074)                        --
  Gain on KMP Units Exchanged for Kinder Morgan
    Management Shares (Note 2)...................                    15,722                         --                         --
  Issuance Costs Related to Kinder Morgan
    Management Offering..........................                    (4,548)                        --                         --
  Acquisition of Kinder Morgan Delaware..........                        --                         --                    470,831
  Acquisition of Other Businesses................                       (72)                    23,824                     34,670
  Conversion of PEPS.............................                   393,446                         --                         --
  Employee and Executive Benefit Plans...........                    31,210                     14,663                      3,798
                                                                 ----------                 ----------                 ----------
  Ending Balance.................................                 1,652,846                  1,189,270                  1,203,008
                                                                 ----------                 ----------                 ----------
RETAINED EARNINGS (DEFICIT):
  Beginning Balance..............................                    17,787                   (111,841)                   196,147
  Net Income (Loss)..............................                   225,070                    152,415                   (259,892)
  Cash Dividends:
    Common.......................................                   (22,862)                   (22,787)                   (47,967)
    Preferred....................................                        --                         --                       (129)
                                                                 ----------                 ----------                 ----------
  Ending Balance.................................                   219,995                     17,787                   (111,841)
                                                                 ----------                 ----------                 ----------
TREASURY STOCK AT COST:
  Beginning Balance..............................      (96,140)      (2,327)     (172,402)      (4,142)      (48,598)      (1,417)
  Treasury Stock Acquired........................   (5,297,132)    (270,533)       (1,743)         (62)     (135,510)      (2,956)
  Treasury Stock Issued..........................      227,361        8,893        78,005        1,877        11,706          231
                                                   -----------   ----------   -----------   ----------   -----------   ----------
  Ending Balance.................................   (5,165,911)    (263,967)      (96,140)      (2,327)     (172,402)      (4,142)
                                                   -----------   ----------   -----------   ----------   -----------   ----------
OTHER:
  DEFERRED COMPENSATION:
    Beginning Balance............................                        --                         --                    (10,686)
    Executive Benefit Plans......................                    (4,208)                        --                     10,686
                                                                 ----------                 ----------                 ----------
    Ending Balance...............................                    (4,208)                        --                         --
                                                                 ----------                 ----------                 ----------
  ACCUMULATED OTHER COMPREHENSIVE INCOME (NET OF
    TAX):
    Beginning Balance............................                        --                     (1,602)                    (2,454)
    Unrealized Gain on Derivatives Utilized for
      Hedging Purposes...........................                    21,751                         --                         --
    Sale of Tom Brown, Inc. Common Stock.........                        --                      1,602                         --
    Unrealized Gain on Equity Securities.........                        --                         --                        852
    Cumulative Effect Transition Adjustment......                   (11,883)                        --                         --
                                                                 ----------                 ----------                 ----------
    Ending Balance...............................                     9,868                         --                     (1,602)
                                                                 ----------                 ----------                 ----------
TOTAL OTHER......................................                     5,660                         --                     (1,602)
                                                   -----------   ----------   -----------   ----------   -----------   ----------
TOTAL STOCKHOLDERS' EQUITY.......................  123,926,778   $2,259,997   114,482,660   $1,777,624   112,665,977   $1,649,615
                                                   ===========   ==========   ===========   ==========   ===========   ==========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001         2000         1999
                                                              -----------   ---------   -----------
                                                                         (IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $   225,070   $ 152,415   $  (259,892)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Flows from Operating Activities:
  Loss from Discontinued Operations, Net of Tax.............           --      31,734       395,319
  Extraordinary Losses on Early Extinguishment of Debt......       22,609          --            --
  Depreciation and Amortization.............................      108,290     108,165       147,933
  Deferred Income Taxes.....................................      129,911     105,714        46,000
  Equity in Earnings of Kinder Morgan Energy Partners.......     (251,860)   (113,320)       (8,398)
  Distributions from Kinder Morgan Energy Partners..........      238,775     121,323        15,918
  Deferred Purchased Gas Costs..............................       23,499       2,685         6,646
  Net Gains on Sales of Facilities..........................      (22,621)    (61,684)     (157,938)
  Changes in Other Working Capital Items (Note 1(O))........      (29,659)    (65,030)       32,316
  Changes in Deferred Revenues..............................       (5,228)     (4,457)      (15,641)
  Other, Net................................................        2,253         (58)       24,425
                                                              -----------   ---------   -----------
Net Cash Flows Provided by Continuing Operations............      441,039     277,487       226,688
Net Cash Flows Provided by (Used in) Discontinued
  Operations................................................       (3,737)   (110,399)       94,488
                                                              -----------   ---------   -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.............      437,302     167,088       321,176
                                                              -----------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures........................................     (124,171)    (85,654)      (92,841)
Proceeds from Sales to Kinder Morgan Energy Partners........           --     500,302            --
Other Acquisitions..........................................      (23,899)    (19,412)      (34,565)
Investment in Kinder Morgan Energy Partners (Note 2)........     (991,869)         --            --
Other Investments...........................................     (414,648)    (80,511)      (14,847)
Proceeds from Sale of Investment in Power Plant.............      247,029          --            --
Proceeds from Sale of Tom Brown, Inc. Stock.................           --      14,823        28,650
Sale of U.S. Government Securities..........................           --          --     1,092,415
Proceeds from Sales of Other Assets.........................        7,077      14,998        87,949
                                                              -----------   ---------   -----------
Net Cash Flows Provided by (Used in) Continuing Investing
  Activities................................................   (1,300,481)    344,546     1,066,761
Net Cash Flows Provided by (Used in) Discontinued Investing
  Activities................................................       25,742     154,176       (46,568)
                                                              -----------   ---------   -----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES...   (1,274,739)    498,722     1,020,193
                                                              -----------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-Term Debt, Net........................................      323,785    (474,400)   (1,117,446)
Floating Rate Notes Issued..................................      200,000          --            --
Long-Term Debt Retired......................................     (872,185)    (14,055)     (158,934)
Issuance of Shares by Kinder Morgan Management..............      942,614          --            --
Common Stock Issued for Premium Equity Participating
  Securities................................................      460,358          --            --
Other Common Stock Issued...................................       31,184      17,773         8,323
Premiums Paid on Early Extinguishment of Debt...............      (30,694)         --            --
Other Financing, Net........................................        7,951     (45,239)           --
Preferred Stock Redeemed....................................           --          --        (7,350)
Treasury Stock Issued.......................................        2,464       1,877           231
Treasury Stock Acquired.....................................     (265,706)        (62)       (2,956)
Cash Dividends, Common and Preferred........................      (22,862)    (22,787)      (48,096)
Minority Interests, Net.....................................          375      (2,436)          379
Premium Equity Participating Securities Contract Fee........      (10,931)    (10,936)      (11,097)
Securities Issuance Costs...................................      (54,705)         --            --
                                                              -----------   ---------   -----------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES...      711,648    (550,265)   (1,336,946)
                                                              -----------   ---------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents........     (125,789)    115,545         4,423
Cash and Cash Equivalents at Beginning of Year..............      141,923      26,378        21,955
                                                              -----------   ---------   -----------
Cash and Cash Equivalents at End of Year....................  $    16,134   $ 141,923   $    26,378
                                                              ===========   =========   ===========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) NATURE OF OPERATIONS

     We are an energy and related services provider and have operations in the Rocky Mountain and mid-continent regions, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. Services we offer include: (i) storing, transporting and selling natural gas,
(ii) providing retail natural gas distribution services, and (iii) designing, developing, constructing and operating electric generation facilities. We have both regulated and nonregulated operations. Our common stock is traded on the New York Stock Exchange under the ticker symbol "KMI." During 1999, we acquired Kinder Morgan Delaware as discussed in the following paragraph. As a result, we own, through Kinder Morgan Delaware, the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners," and receive a substantial portion of our earnings from returns on this investment.

     In October 1999, K N Energy, Inc. (as we were then named), a Kansas corporation, acquired Kinder Morgan, Inc., a Delaware corporation, referred to in these Notes as "Kinder Morgan Delaware." We then changed our name to Kinder Morgan, Inc. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. During the third and fourth quarters of 1999, we adopted and implemented plans to discontinue our businesses involved in (i) wholesale marketing of natural gas and natural gas liquids, (ii) gathering and processing of natural gas, including field services and short-haul intrastate pipelines,
(iii) direct marketing of non-energy products and services and (iv) international operations. During the fourth quarter of 2000, we determined that, due to the start-up nature of these operations and the unwillingness of buyers to pay for the value created to date, it was not in the best interests of the Company to dispose of our international operations and, accordingly, we decided to retain them. Additional information concerning these discontinued operations is contained in Note 7.

  (B) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Kinder Morgan, Inc. and its majority-owned subsidiaries. Investments in jointly owned operations in which we have the ability to exercise significant influence over their operating and financial policies are accounted for under the equity method, as is our investment in Kinder Morgan Energy Partners, which is further described in Note 3. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

  Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

     In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, exposures under contractual indemnifications and to determine various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others. With respect to revenue recognition, our power plant development business utilizes the percentage of completion method to determine what portion of its overall constructor fee has been earned. We utilize the services of third-party engineering firms to help us estimate the progress being made on each project, but any such process requires subjective judgments. Any errors in this estimation process could result in revenues being reported before or after they were actually earned. Increases or decreases in revenues resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Often, as remediation evaluations and efforts progress, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonable determinable. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and prudent and feasible tax planning strategies in determining the amount of our valuation allowance, any difference in the amount that we expect to ultimately realize will be included in income in the period in which such a determination is reached. As discussed in Note 15, we enter into derivative contracts (natural gas futures, swaps and options) solely for the purpose of mitigating risks that accompany our normal business activities, including interest rates and the price of natural gas and associated transportation. We account for these derivative transactions as hedges in accordance with the authoritative accounting guidelines, marking the derivatives to market at each reporting date, with the unrealized gains and losses either recognized as part of comprehensive income or, in the case of interest rate swaps, as a valuation adjustment to the underlying debt. Any inefficiency in the performance of the hedge is recognized in income currently and, ultimately, the financial results of the hedge are recognized concurrently with the financial results of the underlying hedged item. All but an insignificant amount of our natural gas related derivatives are for terms of 18 months or less, allowing us to utilize widely available, published forward pricing curves in determining the appropriate market values. Our interest rate swaps are similar in nature to many other such financial instruments used for managing interest rate risk and are valued for us by commercial banks with expertise in such valuations. Finally, we are subject to litigation as the result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from judgments or settlements. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.

  (C) ACCOUNTING FOR REGULATORY ACTIVITIES

     Our regulated utilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which prescribes the circumstances in which the application of generally accepted accounting principles is affected by the economic effects of regulation. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The following regulatory assets and liabilities are reflected in the accompanying Consolidated Balance Sheets:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
REGULATORY ASSETS:
  Employee Benefit Costs....................................  $  6,355   $ 6,576
  Debt Refinancing Costs....................................     1,342     1,664
  Deferred Income Taxes.....................................    16,405    16,801
  Purchased Gas Costs.......................................     3,431    23,470
  Plant Acquisition Adjustments.............................       454       454
  Rate Regulation and Application Costs.....................     2,580     3,040
                                                              --------   -------
  Total Regulatory Assets...................................    30,567    52,005
                                                              --------   -------
REGULATORY LIABILITIES:
  Employee Benefit Costs....................................     5,967     5,967
  Deferred Income Taxes.....................................    26,311    28,930
  Purchased Gas Costs.......................................    19,890    22,405
                                                              --------   -------
  Total Regulatory Liabilities..............................    52,168    57,302
                                                              --------   -------
NET REGULATORY LIABILITIES..................................  $(21,601)  $(5,297)
                                                              ========   =======

     As of December 31, 2001, $23.8 million of our regulatory assets and $46.2 million of our regulatory liabilities were being recovered from or refunded to customers through rates over periods ranging from 1 to 12 years.

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

     We provide various types of natural gas storage and transportation services to customers, principally through Natural Gas Pipeline Company of America's pipeline system. The gas remains the property of the customers at all times. In many cases (generally described as "firm service"), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue ratably over the contract period. The per-unit charge is recognized as revenue when the volumes are delivered to the customers' agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as "interruptible service"), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate on firm service.

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

                                                            2001      2000      1999
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Weighted Average Common Shares Outstanding...............  115,243   114,063   80,284
Premium Equity Participating Security Units..............    4,328        --       --
Dilutive Common Stock Options............................    1,755       967       74
                                                           -------   -------   ------
Shares Used to Compute Diluted Earnings Per Common
  Share..................................................  121,326   115,030   80,358
                                                           =======   =======   ======

     Weighted-average stock options outstanding totaling 9,200 for 2001, 307,100 for 2000 and 3,824,000 for 1999 were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive. Common shares issuable upon conversion of the premium equity participating security units were not included in diluted earnings per common share calculations in 1999 and 2000 because to do so would have been antidilutive. These common shares were given dilutive effect in 2001 and are included in the weighted-average common shares outstanding beginning with their issuance in November 2001 as a result of the maturity of the premium equity participating security units. Preferred stock dividends and premiums paid on preferred stock redemptions totaling $479 thousand in 1999 were deducted from net income in arriving at the balance available to common stockholders. Note 13
(B) contains more information regarding premium equity participating security units, while Note 17 contains more information regarding stock options.

  (F) RESTRICTED DEPOSITS

     Restricted Deposits consist of monies on deposit with brokers that are restricted to meet exchange trading requirements; see Note 15.

  (G) ACCOUNTS RECEIVABLE

     The caption "Accounts Receivable, Net" in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts of $3.4 million and $2.3 million at December 31, 2001 and 2000, respectively. The caption "Accounts Receivable, Net: Other" principally consists of a receivable from ONEOK due to cash management services provided to them during 2000 in conjunction with their purchase of certain of our assets as discussed in Note 7.

  (H) INVENTORIES

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Gas in Underground Storage (Current)........................  $46,451   $ 5,145
Materials and Supplies......................................   15,508    14,455
                                                              -------   -------
                                                              $61,959   $19,600
                                                              =======   =======

     Inventories are accounted for using the following methods, with the percent of the total dollars at December 31, 2001 shown in parentheses: average cost (33.48%), last-in, first-out (65.84%) and first-in, first-out (0.68%). All non-utility inventories held for resale are valued at the lower of cost or market. The excess of current cost over the reported last-in, first-out value of gas in underground storage valued under that method was not material at December 31, 2001. We also maintain gas in our underground storage facilities on behalf of certain third parties. We receive a fee from our storage service customers but do not reflect the value of their gas stored in our facilities in the accompanying Consolidated Balance Sheets.

  (I) OTHER INVESTMENTS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
TransColorado Pipeline Company..............................  $134,255   $ 34,824
Power Investments:
  Thermo Companies..........................................   138,939    135,279
  Wrightsville/Jackson Plant Investments....................    97,471     64,695
  Other Site Development Investments........................    68,806     11,845
Other.......................................................     9,585     16,503
                                                              --------   --------
                                                              $449,056   $263,146
                                                              ========   ========

     Investments consist primarily of equity method investments in unconsolidated subsidiaries and joint ventures, and include ownership interests in net profits. At December 31, 2001 and 2000, "Other" included an investment in Igasamex USA, Ltd. of approximately $6 million and assets held for deferred employee compensation, among other individually insignificant items.

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

  (K) GAS IMBALANCES

     We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market. Gas imbalances represent the difference between customer nominated versus actual gas receipts from and gas deliveries to our interconnecting pipelines under various Operational Balancing Agreements. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms.

  (L) DEPRECIATION AND AMORTIZATION

     Depreciation is computed based on the straight-line method over the estimated useful lives of assets. The range of estimated useful lives used in depreciating assets for each property type are as follows:

PROPERTY TYPE                                  RANGE OF ESTIMATED USEFUL LIVES OF ASSETS
-------------                                  ------------------------------------------
                                                               (IN YEARS)
Natural Gas Pipelines........................  24 to 68 (Transmission assets: average 56)
Retail Natural Gas Distribution..............                      33
Power Generation.............................                   10 to 30
General and Other............................                   3 to 56

  (M) INTEREST EXPENSE, NET

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Interest Expense.........................................  $221.0    $248.4    $254.3
AFUDC -- Interest........................................    (4.8)     (2.6)     (1.9)
Interest Income..........................................      --      (2.6)     (0.5)
                                                           ------    ------    ------
Interest Expense, Net....................................  $216.2    $243.2    $251.9
                                                           ======    ======    ======

     "Interest Expense, Net" as presented in the accompanying Consolidated Statements of Operations is net of (i) the debt component of the allowance for funds used during construction ("AFUDC -- Interest"), (ii) in 2000, interest income attributable to (1) our note receivable from Kinder Morgan Energy Partners associated with the transfer of certain interests (see Note 6) and (2) interest income associated with settlement of our net cash position with ONEOK and (iii) in 1999, interest income related to government securities associated with the acquisition of MidCon Corp.

     In conjunction with our sale of certain assets to ONEOK as discussed in
Note 7, we agreed to continue managing cash for these assets for a period of months, following which an audit was conducted to affirm the assignment of specific amounts to the two parties based on the timing of the underlying business transactions. We included the interest income attributable to our net receivable resulting from this transaction, together with the related interest expense, in the caption "Interest Expense, Net" in the accompanying consolidated Statements of Operations.

  (N) OTHER, NET

     "Other, Net" as presented in the accompanying Consolidated Statements of Operations includes $22.6 million, $61.7 million and $157.9 million in 2001, 2000 and 1999, respectively, attributable to gains from sales of assets. These transactions are discussed in Note 6.

  (O) CASH FLOW INFORMATION

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

                       ADDITIONAL CASH FLOW INFORMATION:

                    CHANGES IN OTHER WORKING CAPITAL ITEMS:
                   (NET OF EFFECTS OF ACQUISITIONS AND SALES)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001       2000        1999
                                                      --------   ---------   --------
                                                              (IN THOUSANDS)
Accounts Receivable.................................  $(42,153)  $(172,781)  $(16,483)
Materials and Supplies Inventory....................    (1,512)     (2,626)     2,894
Gas in Underground Storage -- Current...............   (41,306)     30,453    (17,626)
Other Current Assets................................    (6,052)    (27,737)       114
Accounts Payable....................................    33,375     122,421     37,506
Other Current Liabilities...........................    27,989     (14,760)    25,911
                                                      --------   ---------   --------
                                                      $(29,659)  $ (65,030)  $ 32,316
                                                      ========   =========   ========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
CASH PAID FOR:
Interest (Net of Amount Capitalized).................  $225,327   $248,177   $284,762
                                                       ========   ========   ========
Distributions on Preferred Capital Trust
  Securities.........................................  $ 21,913   $ 21,913   $ 21,913
                                                       ========   ========   ========
Income Taxes Paid (Received).........................  $ 27,524   $  7,674   $(10,883)
                                                       ========   ========   ========

     In April 2000, we made the final scheduled payment for our third-quarter 1998 acquisition of interests in the Thermo Companies using 961,153 shares of our common stock, approximately $30 million of value. For our December 31, 2000 sale of assets to Kinder Morgan Energy Partners, we received both cash and non-cash consideration. In October 1999, we acquired Kinder Morgan Delaware in a non-cash transaction. Notes 3 and 6 contain additional information on these matters.

  (P) STOCK-BASED COMPENSATION

     SFAS 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date. Note 17 contains information regarding our common stock option and purchase plans.

  (Q) TRANSACTIONS WITH RELATED PARTIES

     We account for our investment in Kinder Morgan Energy Partners (among other entities) under the equity method of accounting. In each accounting period, we record our share of these investees' earnings, and amortize any "excess" investment. We adjust the amount of our excess investment when an equity method investee or a consolidated subsidiary issues additional equity (or reacquires equity shares) in any manner that alters our ownership percentage. Differences between the per unit sales proceeds from these equity issuances (or reacquisitions) and our underlying book basis, as well as the pro rata portion of the excess investment (including associated deferred taxes), are recorded directly to paid-in capital rather than being recognized as gains or losses. Three such transactions are described in
Note 6. If incremental equity is received in conjunction with sales of assets to equity method investees, gains and losses are not recognized to the extent of the interest retained in the assets transferred.

     The Notes Receivable and Accounts Receivable related party balances consist primarily of advances to Horizon Pipeline Company, an enterprise we jointly own with Nicor, Inc.; see Note 6. The Note Receivable from Horizon Pipeline Company is expected to be repaid in part and replaced with an equity investment when Horizon completes its long-term financing in 2002. The Accounts Receivable from Horizon relates to construction costs that were reimbursed to us in January 2002. The Accounts Payable related party balance is primarily payable to Kinder Morgan Energy Partners for amounts arising from performing administrative functions for them, including cash management, hedging activities, centralized payroll and employee benefits services and expenses incurred in performing as general partner of Kinder Morgan Energy Partners. The net monthly balance payable or receivable from these activities is settled in cash in the following month.

     The caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statements of Operations includes related-party costs totaling $47.4 million, $22.2 million and $0.6 million for the years 2001, 2000 and 1999, respectively, primarily for natural gas transportation and storage services and natural gas provided by entities owned by Kinder Morgan Energy Partners.

  (R) ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES

     We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas and associated transportation. Prior to December 31, 2000, our accounting policy for these activities was based on a number of authoritative pronouncements including SFAS No. 80, Accounting for Futures Contracts. This policy is described in detail in
Note 15, as is our new policy, which is based on SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for us on January 1, 2001.

  (S) INCOME TAXES

     Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit we do not expect to be realized. Note 12 contains information about our income taxes, including the components of our income tax provision and the composition of our deferred income tax assets and liabilities.

2.  KINDER MORGAN MANAGEMENT, LLC

     In May 2001, Kinder Morgan Management, LLC, one of our indirect subsidiaries, issued and sold its limited liability shares in an underwritten initial public offering. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. We have certain rights and obligations with respect to these securities, including an obligation to purchase the Kinder Morgan Management shares or exchange them for Kinder Morgan Energy Partners' common units we own or cash as discussed following.

     In the initial public offering, Kinder Morgan Management issued a total of 14,875,000 shares, of which 1,487,500 shares (29,750,000 and 2,975,000 shares respectively, after adjustment for the stock split described following) were purchased by Kinder Morgan, Inc. (utilizing incremental short-term borrowings), with the balance purchased by the public. The equity interest in Kinder Morgan Management (our consolidated subsidiary) purchased by the public created a minority interest on our balance sheet of $892.7 million at the time of the transaction.

     On July 18, 2001, Kinder Morgan Energy Partners announced a two-for-one split of its common units. The common unit split, in the form of a one-common-unit distribution for each common unit outstanding, occurred on August 31, 2001. This split resulted in Kinder Morgan, Inc. receiving one additional common unit for each common unit it owned and Kinder Morgan Management receiving one additional i-unit for each i-unit it owned. Also on July 18, 2001, Kinder Morgan Management announced a two-for-one split of its shares. This share split, in the form of a one-share distribution for each share outstanding, occurred on August 31, 2001.

     Holders of Kinder Morgan Management shares may exchange each of their shares for one common unit of Kinder Morgan Energy Partners owned by us or our affiliates. This exchange feature is subject to our right to settle the exchange in cash rather than common units. It was intended and expected that these securities would trade within a narrow range. During the period the Kinder Morgan Management shares have been outstanding, the difference between the market price of the Kinder Morgan Management shares and the Kinder Morgan Energy Partners common units has been minimal and, in recent periods, the Kinder Morgan Management shares have traded at a slight premium to Kinder Morgan Energy Partners common units. Accordingly, the exchange feature does not represent a significant financial asset to the holder. As of December 31, 2001, approximately 2.8 million Kinder Morgan Management shares (after adjustment for the stock split as discussed preceding) had been exchanged for Kinder Morgan Energy Partners' common units. As a result of these exchanges, at December 31, 2001, Kinder Morgan, Inc. owned approximately 6.0 million (19.4%) of Kinder Morgan Management's outstanding shares. Our income statement is not affected by these exchanges, which are taxable events for income tax purposes. The impacts on our balance sheet are a decrease in minority interest and a change in paid-in capital equal to the difference between the book value of the minority interest associated with the Kinder Morgan Management shares received in the exchange and the book value of the Kinder Morgan Energy Partners' units surrendered, net of the associated tax liability. Through December 31, 2001, these exchanges have increased our paid-in capital by approximately $15.7 million.

     On January 17, 2002, Kinder Morgan Management announced that its board of directors had approved a share distribution equal to $0.55 per share payable on February 14, 2002 to its shareholders of record as of January 31, 2002. This distribution was paid in the form of additional shares based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

3.  BUSINESS COMBINATIONS

     On October 7, 1999, we completed the acquisition of Kinder Morgan Delaware, the sole stockholder of the general partner of Kinder Morgan Energy Partners. Additional information on the assets and operations of Kinder Morgan Energy Partners is contained in Notes 1 and 20.

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

                                                               (MILLIONS OF DOLLARS)
Purchase Price:
  Kinder Morgan, Inc. Common Stock Issued...................          $  679
  Transaction Fees..........................................               8
                                                                      ------
     Total..................................................          $  687
                                                                      ======
The Purchase Price was Allocated as Follows:
  Investment in Kinder Morgan Energy Partners...............          $1,336
  Cash and Cash Equivalents.................................               1
  Accounts Receivable.......................................               9
  Prepayments and Other Current Assets......................               4
  Deferred Charges..........................................               1
  Note Payable Assumed......................................            (149)
  Deferred Income Taxes.....................................            (503)
  Accounts Payable and Accrued Liabilities Assumed..........             (12)
                                                                      ------
     Total..................................................          $  687
                                                                      ======

     The allocation of the purchase price resulted in an excess of the purchase price over Kinder Morgan Delaware's share of the underlying equity in the net assets of Kinder Morgan Energy Partners totaling $1.3 billion. This excess has been fully allocated to the Kinder Morgan Delaware investment in Kinder Morgan Energy Partners and reflects the estimated fair market value of this investment at the date of acquisition. This excess investment is being amortized over 44 years, approximately the estimated remaining useful life of Kinder Morgan Energy Partners' assets, and is shown in the accompanying Consolidated Income Statements as "Amortization of Excess Investment" under the sub-heading "Kinder Morgan Energy Partners" within "Other Income and (Expenses)." This amortization will be discontinued in 2002 as a result of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which were effective as of January 1, 2002. The assets, liabilities and results of operations of Kinder Morgan Delaware are included with those of Kinder Morgan beginning with the October 7, 1999 acquisition date.

     The following pro forma information gives effect to our acquisition of Kinder Morgan Delaware as if the business combination had occurred January 1, 1999. This unaudited pro forma information should be read in conjunction with the accompanying consolidated financial statements. This pro forma information does not necessarily indicate the financial results that would have occurred if this acquisition had taken place on January 1, 1999, nor should it necessarily be viewed as an indicator of future financial results.

                   UNAUDITED PRO FORMA FINANCIAL INFORMATION

                                                                    YEAR ENDED
                                                                DECEMBER 31, 1999
                                                               --------------------
                                                               (DOLLARS IN MILLIONS
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
Operating Revenues..........................................         $1,745.5
Net Loss....................................................         $ (233.9)
Loss Per Diluted Common Share...............................         $  (2.09)
Number of Shares Used in Computing Loss Per Diluted Common
  Share (In Thousands)......................................          112,334

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

4.  MERGER-RELATED AND SEVERANCE COSTS

     In anticipation of the completion of the transaction with Kinder Morgan Delaware, during the third quarter of 1999, a number of our officers terminated their employment with us, as did certain other employees. In addition, we terminated the employment of a number of additional employees during the fourth quarter of 1999 and in early 2000 as a result of cost saving initiatives implemented following the closing of the Kinder Morgan Delaware transaction. In total, approximately 150 employees were severed. In conjunction with these terminations, we agreed to provide severance benefits and incurred certain legal and other associated costs. Also in conjunction with the Kinder Morgan Delaware transaction, we elected to discontinue certain projects, consolidate certain facilities and relocate certain employees. The $37.4 million pre-tax expense ($23.6 million after tax or $0.29 per diluted share) associated with these matters (included in the accompanying Consolidated Statement of Operations for 1999 under the caption "Merger-related and Severance Costs") was composed of the following: (i) severance and relocation, including restricted stock -- $22.7 million, (ii) facilities costs, including moving expenses -- $5.3 million, (iii) write-down/write-off of project costs -- $8.0 million and (iv) other -- $1.4 million. Of this total, approximately $9.4 million remained as an accrual at December 31, 1999, all of which was expended during the first half of 2000.

5.  CHANGE IN ACCOUNTING ESTIMATE

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

6.  INVESTMENTS AND SALES

     On December 28, 2001, we completed the previously announced sale of certain assets in the Wattenberg field area of the Denver-Julesberg Basin to Kerr-McGee Gathering LLC (formerly HS Resources, Inc.). Under terms of agreements with them, Kerr-McGee Gathering LLC has operated these assets since December 1999 and made monthly payments to us until the sale of assets was completed. We recorded a pre-tax loss of $22.1 million (approximately $13.3 million after tax or $0.11 per diluted share) in conjunction with this sale, shown in the caption "Other Net" in the accompanying Consolidated Statement of Operations for 2001.

     Effective December 1, 2001, we purchased natural gas distribution assets from Citizens Communications Company (NYSE: CZN) for approximately $11 million in cash and assumed liabilities. The natural gas distribution assets serve approximately 13,400 residential, commercial and agricultural customers in Bent, Crowley, Otero, Archuleta, La Plata and Mineral Counties in Colorado. On October 31, 2001, the Colorado Public Utilities Commission approved this transaction.

     On November 5, 2001, the Horizon Pipeline Company announced that construction has started on its new $79 million natural gas pipeline in northern Illinois. Horizon Pipeline is a joint venture of Nicor-Horizon, a subsidiary of Nicor Inc. (NYSE: GAS), and Natural Gas Pipeline Company of America.

Completion of the entire project is projected for April 2002. The action allowing work to get under way included a confirmation from the Federal Energy Regulatory Commission that Horizon Pipeline was in compliance with pre-construction conditions of the original certificate of public convenience and necessity issued in July 2001.

     The Horizon natural gas pipeline entails the new construction of 27 miles of 36-inch diameter pipeline, the lease of capacity in 46 miles of existing pipeline from Natural Gas Pipeline Company of America, and the installation of gas compression facilities. Upon completion of the project, Horizon Pipeline will be able to transport 380 million cubic feet of natural gas per day from near Joliet into McHenry County, connecting the emerging supply hub at Joliet with the northern part of the Nicor natural gas distribution system and the existing Natural Gas Pipeline Company of America pipeline system.

     In May 2001, Kinder Morgan Energy Partners issued i-units in conjunction with the Kinder Morgan Management initial public offering of its shares to the public. This issuance of i-units reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 22.7 percent to approximately 20.8 percent and had the associated effects of increasing (i) our investment in the net assets of Kinder Morgan Energy Partners by $145.1 million, (ii) associated accumulated deferred income taxes by $18.9 million and (iii) paid-in capital by $28.3 million and reducing (i) our excess investment in Kinder Morgan Energy Partners by $97.9 million and (ii) the monthly amortization of the excess investment by $192 thousand; see Notes 1(Q) and 2.

     In December 2000, we transferred approximately $300 million of assets to Kinder Morgan Energy Partners effective December 31, 2000. The largest asset we transferred was our wholly owned subsidiary Kinder Morgan Texas Pipeline, L.P. and certain associated entities (the lessee a major intrastate natural gas pipeline system). We also transferred the Douglas and Casper gas processing facilities and associated natural gas gathering systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. As consideration for the transfer, we received approximately $150 million in cash (with an additional cash payment for working capital), 1.3 million Kinder Morgan Energy Partners' common limited partner units and 5.3 million Class-B Kinder Morgan Energy Partners' limited partner units. At December 31, 2000, we recorded a pre-tax gain of $61.6 million (approximately $37.0 million after tax or $0.32 per diluted share) in conjunction with this sale. During 2001, we made a final working capital adjustment associated with this transfer, and reduced our provision for exposure under an indemnification provision of the contribution agreement, resulting in positive pre-tax adjustments of $17.0 million (approximately $10.2 million after tax or $0.08 per diluted share) and $9.9 million (approximately $5.9 million after tax or $0.05 per diluted share), in each case adjusted for our continuing interest in the assets transferred.

     In May and August of 2000, Kinder Morgan Power announced plans to construct 550-megawatt power generation facilities in Wrightsville, Arkansas and Jackson, Michigan, respectively. These plants are currently under construction, with completion on both facilities expected by mid-2002. Kinder Morgan Power has contracted to operate the facility in Jackson, Michigan. Kinder Morgan Power does not own either facility, but has an investment in them as discussed in Notes 1 and 18.

     In April 2000, Kinder Morgan Energy Partners issued 9.0 million common units in a public offering at a price of $39.75 per common unit, receiving total net proceeds (after underwriting discount) of $171.3 million. We did not acquire any of these common units. This transaction reduced our then percentage ownership of Kinder Morgan Energy Partners from approximately 19.9% to approximately 18.6% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $6.1 million and reducing
(i) our excess investment in Kinder Morgan Energy Partners by $81.1 million,
(ii) associated accumulated deferred income taxes by $30.0 million, (iii) paid-in capital by $45.0 million and (iv) our monthly amortization of the excess investment by approximately $176 thousand. In February 2000, Kinder Morgan Energy Partners issued 1.1 million common units, assumed approximately $7.0 million in liabilities and paid $0.8 million in cash as consideration for acquiring all the capital stock of Milwaukee Bulk Terminals, Inc. and Dakota Bulk Terminal, Inc. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $1.1 million and reducing (i) our excess investment in Kinder Morgan Energy Partners by $11.3 million, (ii) associated accumulated deferred income taxes by $4.1 million, (iii) paid-in capital by $6.1 million and (iv) the monthly amortization of the excess investment by approximately $21 thousand; see Notes 1(Q) and 3.

     In March 2000, we sold the 918,367 shares of Tom Brown, Inc. common stock we had held since early 1996 (see the discussion of the sale of Tom Brown preferred stock following). We recorded a pre-tax gain of $1.4 million ($0.8 million after tax or approximately $0.01 per diluted common share) in conjunction with the sale.

     On December 30, 1999, we entered into an agreement with several of our wholly owned subsidiaries and Kinder Morgan Energy Partners. As a result, effective as of December 31, 1999, we transferred all of our interests in the following to Kinder Morgan Energy Partners: (i) our wholly owned subsidiary, Kinder Morgan Interstate Gas Transmission LLC (formerly K N Interstate Gas Transmission Co.), (ii) our wholly owned subsidiary, Kinder Morgan Trailblazer LLC (formerly NGPL-Trailblazer, Inc.), which owns a one-third interest in Trailblazer Pipeline Company and (iii) our 49% interest in Red Cedar Gathering Company. In exchange, Kinder Morgan Energy Partners issued to us 19.6 million common units representing limited partnership interest in Kinder Morgan Energy Partners. In addition, Kinder Morgan Energy Partners paid us $330 million in cash in early 2000. We recorded a pre-tax gain of $127.0 million (approximately $80.7 million after tax or $1.00 per diluted common share) in conjunction with the transfer of these interests.

     On September 30, 1999, we sold (to an unaffiliated party) our interests in Stingray Pipeline Company, L.L.C., an offshore pipeline that gathers natural gas, and West Cameron Dehydration Company, L.L.C., which dehydrates natural gas for shippers on the Stingray Pipeline. On June 30, 1999, we sold our interests in the HIOS and UTOS offshore pipeline systems and related laterals to Leviathan Gas Pipeline Partners, L. P. These two sales yielded total cash proceeds of approximately $75.1 million, resulted in a total pre-tax gain of approximately $28.9 million (approximately $17.6 million after tax or $0.25 per diluted share), and substantially eliminated our investment in offshore assets.

     On September 3, 1999, we sold 1,000,000 shares of preferred stock of Tom Brown, Inc. for approximately $29 million in cash. We recorded a pre-tax gain of $2.2 million (approximately $1.3 million after tax or $0.02 per diluted share) in conjunction with the sale.

     On March 31, 1999, the TransColorado Gas Transmission Company ("TransColorado"), an enterprise we jointly own with Questar Corp., placed in service a 280-mile-long natural gas pipeline. This pipeline includes two compressor stations and extends from near Rangely, Colorado, to its southern terminus at the Blanco Hub near Aztec, New Mexico. The pipeline has a design transmission capacity of approximately 300 million cubic feet of natural gas per day. Beginning 24 months after the in-service date, Questar has the right, for a 12-month period, to require that we purchase Questar's ownership interest in TransColorado for $121 million. This right has been stayed; see Note 10.

     See Note 7 for information regarding sales of assets and businesses included in discontinued operations.

7.  DISCONTINUED OPERATIONS

     Prior to mid-1999, we had major business operations in the upstream (gathering and processing), midstream (natural gas pipelines) and downstream (wholesale and retail marketing) portions of the natural gas industry and, in addition, had (i) non-energy retail marketing operations in the form of a joint venture called EN -- able and (ii) limited international operations. During the third quarter of 1999, we adopted a plan to discontinue the direct marketing of non-energy products and services (principally under the "Simple Choice" brand). During the fourth quarter of 1999 and following our merger with Kinder Morgan Delaware, we adopted and implemented plans to discontinue the following lines of business: (i) gathering and processing natural gas, including short-haul intrastate pipelines and providing field services to natural gas producers, (ii) wholesale marketing of natural gas and natural gas liquids, and (iii) international operations, which we subsequently decided to retain as discussed following.

     In accordance with the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), our consolidated financial statements have been restated to present these businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported in the various statements under the captions "Loss from Discontinued Operations, Net of Tax"; "Loss on Disposal of Discontinued Operations, Net of Tax"; "Net Cash Flows Provided by (Used in) Discontinued Operations" and "Net Cash Flows Provided by (Used in) Discontinued Investing Activities" for all relevant periods. In addition, certain of these Notes have been restated for all relevant periods to reflect the discontinuance of these operations.

     During the fourth quarter of 2000, we decided that, due to the start-up nature of these operations and the unwillingness of buyers to pay for the value created to date, it was not in the best interests of the Company to dispose of our international operations, which consist principally of a natural gas distribution system under development in Hermosillo, Mexico. Consequently, results from our international operations have been reclassified to continuing operations for all periods presented. The $3.9 million estimated after-tax loss on disposal recorded in 1999, consisting principally of a write down to estimated net realizable value including estimated costs of disposal, was reversed in 2000 and is included under the caption "Loss on Disposal of Discontinued Operations" in the accompanying Consolidated Statements of Operations. The following table contains additional information concerning our international operations.

                            INTERNATIONAL OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2000          1999
                                                              ---------     ---------
                                                              (THOUSANDS OF DOLLARS)
Total Assets (at December 31)...............................   $32,347       $25,325
Total Liabilities (at December 31)..........................   $ 3,984       $    29
Operating Revenues..........................................   $ 5,699       $ 1,129
Operating Loss..............................................   $ 2,071       $ 2,523

     Summarized financial data of discontinued operations are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
INCOME STATEMENT DATA                                           2000         1999
---------------------                                         ---------   -----------
                                                                  (IN THOUSANDS)
Operating Revenues:
  Wholesale Natural Gas and Liquids Marketing...............  $580,159    $3,550,568
  Gathering and Processing, Including Field Services and
     Short-haul Intrastate Pipelines........................  $436,979    $  630,005
Loss From Discontinued Operations, Net of Tax:
     Wholesale Marketing, Net of Tax Benefits of $9,300.....              $  (15,046)
     Gathering and Processing, Net of Tax Benefits of
       $18,177..............................................              $  (29,404)
     EN -- able/Orcom, Net of Tax Benefits of $4,150........              $   (6,491)
Loss on Disposal of Discontinued Operations, Net of Tax:
     Wholesale Marketing, Net of Tax Benefits of $2,013 and
       $34,588..............................................  $ (3,013)   $  (55,780)
     Gathering and Processing, Net of Tax Benefits of
       $21,617 and $169,413.................................  $(32,638)   $ (273,202)
     EN -- able/Orcom, Net of Tax Benefits of $7,340........              $  (11,479)
     International Operations, Net of $2,430 of Tax and
       $2,430 of Tax Benefits...............................  $  3,917    $   (3,917)

     With the exception of our international operations, which, as discussed above, we decided to retain, we completed the divestiture of our discontinued operations by December 31, 2000. In the fourth quarter of 2000, we recorded an incremental loss on disposal of discontinued operations of $31.7 million, representing the impact of the final disposition transactions and adjustment of previously recorded estimates. We had a remaining liability of approximately $5.2 million at December 31, 2001 associated with these discontinued operations, principally consisting of indemnification obligations under the various sale agreements. Following is additional information concerning the various disposition transactions.

     We completed the disposition of our investment in EN -- able and sold our businesses involved in providing field services to natural gas producers (K N Field Services, Inc. and Compressor Pump and Engine, Inc.) and MidCon Gas Products of New Mexico Corp., a wholly owned subsidiary providing natural gas gathering and processing services, prior to the end of 1999. We received $23.3 million in cash as consideration for these sales.

     Effective March 1, 2000, ONEOK purchased (i) our gathering and processing businesses in Oklahoma, Kansas and West Texas, (ii) our marketing and trading business and (iii) certain storage, gathering and transmission pipelines in the Mid-continent region. As consideration, ONEOK paid us approximately $108 million plus approximately $56 million for estimated net working capital at closing. In addition, ONEOK assumed (i) the operating lease associated with the Bushton, Kansas processing plant (although we remain secondarily liable as discussed in Note 18) and (ii) long-term throughput capacity commitments on Natural Gas Pipeline Company of America and Kinder Morgan Interstate.

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

     During the fourth quarter of 2000, Wildhorse Energy Partners, LLC distributed all of its assets to its members and ended its operations. Formed in 1996, Wildhorse was owned 55 percent by us and 45 percent by Tom Brown, Inc. All the Wildhorse gathering and processing assets were distributed to Tom Brown and we received the Wolf Creek storage facility (which will be utilized in our natural gas distribution business) and cash. Also during the fourth quarter of 2000, our Douglas and Casper gas processing facilities and associated natural gas gathering systems, our 50 percent interest in Coyote Gas Treating, LLC and our 25 percent interest in Thunder Creek Gas Services, L.L.C. were included as part of a larger transaction with Kinder Morgan Energy Partners; see Note 6.

8.  ACCOUNTS RECEIVABLE SALES FACILITY

     In September 1999, certain of our wholly owned subsidiaries entered into a five-year agreement to sell all of their accounts receivable, on a revolving basis, to K N Receivables Corporation, our wholly owned subsidiary. K N Receivables was formed prior to the execution of that receivables agreement for the purpose of buying and selling accounts receivable and was determined to be bankruptcy remote. Also in September 1999, K N Receivables entered into a five-year agreement with a financial institution whereby K N Receivables could sell, on a revolving basis, an undivided percentage ownership interest in certain eligible accounts receivable, as defined, up to a maximum of $150 million. This transaction was accounted for as a sale of receivables. Losses from the sale of these receivables are included in "Other, Net" in the accompanying Consolidated Statements of Operations during the periods in which the facility was utilized. We received compensation for servicing that was approximately equal to the amount an independent servicer would receive. Accordingly, no servicing assets or liabilities were recorded. The full amount of the allowance for possible losses was retained by K N Receivables. The fair value of this recourse liability approximated the allocated allowance for doubtful accounts given the short-term nature of the transferred receivables.

     We received $150 million in proceeds from the sale of receivables in 1999. The proceeds were used to retire notes payable of Kinder Morgan Delaware that were outstanding when we acquired it. In 2000 we repaid $150 million and terminated the agreement. Cash flows associated with this program are included with "Accounts Receivable" under "Cash Flows from Operating Activities" in the accompanying Statements of Consolidated Cash Flows for 1999 and 2000.

9.  REGULATORY MATTERS

     On July 17, 2000, Natural Gas Pipeline Company of America filed its compliance plan, including pro forma tariff sheets, pursuant to the FERC's Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. A technical conference was held on July 10, 2001 to discuss Natural Gas Pipeline Company of America's Order 637 filing. Parties have filed comments on Natural Gas Pipeline Company of America's filing and all parties are awaiting the FERC's decision. Numerous issues regarding Order Nos. 637, 637-A and 637-B are on appeal in the Court of Appeals for the District of Columbia. Briefing has been completed and the oral argument was held on November 29, 2001.

     Currently, there are no material proceedings challenging the rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future.

10.  ENVIRONMENTAL AND LEGAL MATTERS

  (A) ENVIRONMENTAL MATTERS

     We have an established environmental reserve of approximately $18 million, excluding any cost of remediation described below, at December 31, 2001 to address remediation issues associated with approximately 35 projects. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with these regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

  (B) LITIGATION MATTERS

     K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado, its parent Questar Pipeline Company, and other affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges, among other things, Questar breached its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain of its affiliates for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. The parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. The Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. On July 19, 2001, the Court granted K N TransColorado's motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. On August 14, 2001, the Court granted leave to Questar to file its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegations against us as set forth above. Fact discovery and expert discovery have closed. The case is set for trial on April 1, 2002.

     Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit, which is presently pending in Jefferson County District Court for Colorado, against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of natural gas, mismeasured natural gas, delayed his development of natural gas reserves, and other claims arising out of a contract to purchase natural gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Grynberg on his contract claim that he failed to receive the proper price for his natural gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted natural gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same natural gas to interstate commerce. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the natural gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. On June 14, 2001, Rocky Mountain Natural Gas Company filed a motion for Summary Judgment and To Vacate the February 13, 1997, Partial Summary Judgment, as a result of the conclusion of the FERC proceedings. On August 16, 2001, the Court granted Plaintiff's Motion to Continue the Stay of these proceedings pending the proceedings in federal court. The parties have reached a settlement in principle of this matter and the federal court matter. The settlement is conditioned on certain findings by a Special Master.

     Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. The parties have reached a settlement in principle of this matter and the state court matter. The court has ordered that the settlement be finalized by March 15, 2002, or the federal case will proceed to trial. The settlement is conditioned on certain findings by a Special Master.

     United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were recently consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. Motions to Dismiss were filed and an oral argument on the Motion to Dismiss occurred on March 17, 2000. On July 20, 2000 the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The defendants have sought reconsideration of this Order and have requested a status conference.

     Quinque Operating Company, et al. v. Gas Pipelines, et. al., Case No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed on May 28, 1999 in Kansas state court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. The plaintiffs in the case seek to have the Court certify the case as a class action, a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic mismeasurement of natural gas by the defendants for more than 25 years. Among other things, the plaintiffs allege a conspiracy among the pipeline industry to under-measure gas and have asserted joint and several liability against the defendants. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Personal jurisdiction discovery has commenced. Merits discovery has been stayed. Recently, the defendants filed a motion to dismiss on grounds other than personal jurisdiction, and a motion to dismiss for lack of personal jurisdiction for non-resident defendants.

     K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. The case was filed on May 21, 1999. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach in contract. Plaintiffs are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. On April 6, 2001, the Colorado Court of Appeals affirmed the dismissal. Defendants also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On June 20, 2000, the federal district court dismissed this Complaint with prejudice. Rode and McDonald filed notices of appeal of the federal court dismissal. Briefing on this appeal is complete. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. We have moved to dismiss this complaint and the briefing on the motion is complete. An oral argument on the motion to dismiss is set for March 29, 2002.

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

11.  PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment ("PP&E"), at cost, and accumulated depreciation and amortization ("Accumulated D&A") are as follows:

                                                             DECEMBER 31, 2001
                                                 ------------------------------------------
                                                 PROPERTY, PLANT   ACCUMULATED
                                                  AND EQUIPMENT        D&A          NET
                                                 ---------------   -----------   ----------
                                                               (IN THOUSANDS)
Natural Gas Pipelines..........................    $5,613,578       $216,302     $5,397,276
Retail Natural Gas Distribution................       285,674        101,520        184,154
Electric Power Generation......................        23,087          3,228         19,859
General and Other..............................       156,495         53,832        102,663
                                                   ----------       --------     ----------
PP&E Related to Continuing Operations..........    $6,078,834       $374,882     $5,703,952
                                                   ==========       ========     ==========

                                                             DECEMBER 31, 2000
                                                 ------------------------------------------
                                                 PROPERTY, PLANT   ACCUMULATED
                                                  AND EQUIPMENT        D&A          NET
                                                 ---------------   -----------   ----------
                                                               (IN THOUSANDS)
Natural Gas Pipelines..........................    $5,662,880       $262,073     $5,400,807
Retail Natural Gas Distribution................       251,660         90,966        160,694
Electric Power Generation......................        23,070          2,608         20,462
General and Other..............................       142,773         56,745         86,028
                                                   ----------       --------     ----------
PP&E Related to Continuing Operations..........    $6,080,383       $412,392     $5,667,991
                                                   ==========       ========     ==========

12.  INCOME TAXES

     Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
                                                           (DOLLARS IN THOUSANDS)
TAXES CURRENTLY PAYABLE:
  Federal.............................................  $  3,729   $  3,212   $19,340
  State...............................................    25,917     14,091    13,784
                                                        --------   --------   -------
  Total...............................................    29,646     17,303    33,124
                                                        --------   --------   -------
TAXES DEFERRED:
  Federal.............................................   128,266     94,688    52,942
  State...............................................    10,689     11,026    (6,942)
                                                        --------   --------   -------
                                                         138,955    105,714    46,000
                                                        --------   --------   -------
TOTAL TAX PROVISION...................................  $168,601   $123,017   $79,124
                                                        ========   ========   =======
EFFECTIVE TAX RATE....................................      41.4%      40.0%     36.9%
                                                        ========   ========   =======

     The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
FEDERAL INCOME TAX RATE.....................................  35.0%    35.0%    35.0%
INCREASE (DECREASE) AS A RESULT OF:
  State Income Tax, Net of Federal Benefit..................   5.7%     5.6%     1.9%
  Kinder Morgan Management minority interest................   1.4%      --       --
  Other.....................................................  (0.7)%   (0.6)%     --
                                                              ----     ----     ----
EFFECTIVE TAX RATE..........................................  41.4%    40.0%    36.9%
                                                              ====     ====     ====

     Income taxes included in the financial statements were composed of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001       2000       1999
                                                      --------   --------   ---------
Continuing Operations...............................  $168,601   $123,017   $  79,124
Discontinued Operations.............................        --    (21,200)   (245,398)
Extraordinary Item..................................    (9,044)        --          --
Cumulative Effect Transition Adjustment.............    (7,922)        --          --
Equity Items........................................    43,866    (30,311)        568
                                                      --------   --------   ---------
Total...............................................  $195,501   $ 71,506   $(165,706)
                                                      ========   ========   =========

     Deferred tax assets and liabilities result from the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
DEFERRED TAX ASSETS:
  Postretirement Benefits...................................  $   15,133   $   14,776
  Gas Supply Realignment Deferred Receipts..................      12,154       17,101
  State Taxes...............................................     111,828      138,976
  Book Accruals.............................................      29,208       39,505
  Alternative Minimum Tax Credits...........................      12,283        9,098
  Net Operating Loss Carryforwards..........................      29,540      107,033
  Discontinued Operations...................................       2,089        9,584
  Capital Loss Carryforwards................................      28,640       42,914
  Other.....................................................       5,020        4,269
  Valuation Allowance.......................................      (2,462)          --
                                                              ----------   ----------
TOTAL DEFERRED TAX ASSETS...................................     243,433      383,256
                                                              ----------   ----------
DEFERRED TAX LIABILITIES:
  Property, Plant and Equipment.............................   1,972,881    2,009,086
  Investments...............................................     688,224      642,944
  Derivatives...............................................       6,580           --
  Other.....................................................       4,252        4,403
                                                              ----------   ----------
TOTAL DEFERRED TAX LIABILITIES..............................   2,671,937    2,656,433
                                                              ----------   ----------
NET DEFERRED TAX LIABILITIES................................  $2,428,504   $2,273,177
                                                              ==========   ==========

     At December 31, 2001, we had available net operating loss carryforwards for regular federal income tax purposes of approximately $84.4 million which will expire in the year 2020. We also had available, at December 31, 2001, capital loss carryforwards of $71.6 million of which $49.0 million will expire in the year 2005 and $22.6 million will expire in the year 2006. A valuation allowance of $2.5 million has been provided for the deferred tax benefits related to the portion of capital loss carryforwards that may not be utilized in the future. We also had available, at December 31, 2001, approximately $12.3 million of alternative minimum tax credit carryforwards, which are available indefinitely.

13.  FINANCING

  (A) NOTES PAYABLE

     At December 31, 2001, we had available a $500 million 364-day facility dated October 23, 2001, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program, and include covenants that are common in such arrangements. For example, the $500 million facility requires consolidated debt to be less than 68% of consolidated capitalization. The $400 million facility requires that consolidated debt must be less than 67% of consolidated total capitalization. Both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of our consolidated debt and require the consolidated debt of each material subsidiary to be less than 65% of our consolidated total capitalization. The $400 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1998. The $500 million facility requires our consolidated net worth (inclusive of trust preferred securities) be at least $1.236 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the last quarter of 1999. Under the bank facilities, we are required to pay a facility fee based on the total commitment, at a rate that varies based on our senior debt investment rating. Facility fees paid in 2001 and 2000 were $1.4 million and $1.6 million, respectively. At December 31, 2001 and 2000, $0 million and $100 million, respectively, was outstanding under the bank facilities.

     Commercial paper issued by us and supported by the bank facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 2001, all commercial paper was redeemed within 92 days, with interest rates ranging from 1.60 percent to 7.50 percent. Commercial paper outstanding at December 31, 2001 was $423.8 million. No commercial paper was outstanding at December 31, 2000. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2001 was 2.87 percent. Average short-term borrowings outstanding during 2001 and 2000 were $447.8 million and $310.6 million, respectively. During 2001 and 2000, the weighted-average interest rates on short-term borrowings outstanding were 3.91 percent and 6.52 percent, respectively.

     On January 4, 1999, we repaid a short-term note for $1.4 billion which had been payable to Occidental Petroleum Corporation that we had assumed in connection with the early-1998 acquisition of MidCon Corp. The note was repaid using the proceeds of approximately $1.1 billion from the sale of U.S. government securities that had been held as collateral, with the balance of the funds provided by an increase in short-term borrowings.

  (B) LONG-TERM DEBT AND PREMIUM EQUITY PARTICIPATING SECURITY UNITS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
DEBENTURES:
  6.50% Series, Due 2013....................................  $   50,000   $   50,000
  7.85% Series, Due 2022....................................      24,025       24,943
  8.75% Series, Due 2024....................................      75,000       75,000
  7.35% Series, Due 2026....................................     125,000      125,000
  6.67% Series, Due 2027....................................     150,000      150,000
  7.25% Series, Due 2028....................................     493,000      493,000
  7.45% Series, Due 2098....................................     150,000      150,000
SINKING FUND DEBENTURES:
  9.95% Series Due 2020.....................................          --       20,000
  9.625% Series Due 2021....................................          --       45,000
  8.35% Series, Due 2022....................................      35,000       35,000
SENIOR NOTES:
  6.45% Series, Due 2001....................................          --      400,000
  7.27% Series, Due 2002....................................       5,000       10,000
  6.45% Series, Due 2003....................................     500,000      500,000
  6.65% Series, Due 2005....................................     500,000      500,000
  6.80% Series, Due 2008....................................     300,000      300,000
Floating Rate Notes, Due 2002...............................     200,000           --
Reset Put Securities, 6.30% due 2021........................          --      400,000
Other.......................................................      12,350       13,617
Carrying Value Adjustment for Interest Rate Swaps(1)........      (4,831)          --
Unamortized Debt Discount...................................      (3,310)      (4,410)
Current Maturities of Long-term Debt........................    (206,267)    (808,167)
                                                              ----------   ----------
TOTAL LONG-TERM DEBT........................................  $2,404,967   $2,478,983
                                                              ==========   ==========

---------------

(1) Adjustment of carrying value of long-term securities subject to interest rate swaps; see Note 15.

     Maturities of long-term debt (in thousands) for the five years ending December 31, 2006 are $206,267, $501,267, $1,267, $501,267, and $6,017,
respectively.

     The 2013 Debentures and the 2003 and 2005 Senior Notes are not redeemable prior to maturity. The 2022, 2028 and 2098 Debentures and the 2002 and 2008 Senior Notes are redeemable in whole or in part, at our option at any time, at redemption prices defined in the associated prospectus supplements. The 2024, 2026 and 2027 Debentures are redeemable in whole or in part, at our option after October 15, 2002, August 1, 2006, and November 1, 2004, respectively, at redemption prices defined in the associated prospectus supplements. The 2022 Sinking Fund Debentures are redeemable in whole or in part, at our option after September 15, 2002, at redemption prices defined in the associated prospectus supplement.

     On November 30, 2001, our Premium Equity Participating Security Units matured, which resulted in our receipt of $460 million in cash and our issuance of 13,382,474 shares of additional common stock. We used the cash proceeds to retire the $400 million of 6.45% Series of Senior Notes that became due on the same date and a portion of our short-term borrowings then outstanding.

     On October 10, 2001, we issued $200 million of Floating Rate Notes due October 10, 2002 in an offering made pursuant to Rule 144A of the regulations of the Securities and Exchange Commission. These notes bear interest at the three-month London Interbank Offered Rate (LIBOR) plus 95 basis points, with interest paid quarterly. The proceeds from the offering were used to retire a portion of our short-term borrowings then outstanding.

     On September 10, 2001, we retired our $45 million of 9.625% Series Sinking Fund Debentures due March 1, 2021, utilizing incremental short-term borrowings. In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term borrowings. In conjunction with these early extinguishments of debt, we recorded extraordinary losses of $13.6 million (net of associated tax benefit of $9.0 million). These losses are included under the caption, "Extraordinary Item, Loss on Early Extinguishment of Debt" in the accompanying Consolidated Statements of Operations for 2001.

     At December 31, 2001 and 2000, the carrying amount of our long-term debt was $2.6 billion and $3.3 billion, respectively. The estimated fair values of our long-term debt at December 31, 2001 and 2000 are shown in Note 19.

  (C) CAPITAL SECURITIES

     Our wholly owned business trusts, K N Capital Trust I and K N Capital Trust III, are obligated for $100 million of 8.56% Capital Trust Securities maturing on April 15, 2027 and $175 million of 7.63% Capital Trust Securities maturing on April 15, 2028, respectively. The transactions and balances of K N Capital Trust I and K N Capital Trust III are included in our consolidated financial statements, with the Capital Securities treated as a minority interest, shown in our Consolidated Balance Sheets under the caption "Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of Kinder Morgan." Periodic payments made to the holders of these securities are classified under "Minority Interests" in the accompanying Consolidated Statements of Operations. See Note 19 for the fair value of these securities.

  (D) COMMON STOCK

     On February 14, 2002, we paid a cash dividend on our common stock of $0.05 per share to stockholders of record as of January 31, 2002.

     On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock under a program expected to be completed by the end of 2002. At the trading price at the time of the announcement, the $300 million represented approximately 5.7 million shares, or about 4.4 percent of the shares outstanding. As of December 31, 2001, we had repurchased under the program approximately $270.4 million (5,294,800 shares) of our outstanding common stock. On February 5, 2002, we announced that our Board of Directors had approved expanding the plan to a total of $400 million.

     On November 17, 1999, our Board of Directors approved a reduction in the quarterly dividend from $0.20 per share to $0.05 per share.

  (E) KINDER MORGAN MANAGEMENT, LLC

     In May 2001, Kinder Morgan Management, one of our indirect subsidiaries, issued and sold its shares in an underwritten initial public offering. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control

Kinder Morgan Energy Partners' business and affairs. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management.

     In the initial public offering, 10 percent of Kinder Morgan Management's shares were purchased by Kinder Morgan, Inc., with the balance purchased by the public. The equity interest in Kinder Morgan Management (our consolidated subsidiary) purchased by the public created a minority interest on our balance sheet of $892.7 million at the time of the transaction. See Note 2 for additional information regarding these transactions.

14. PREFERRED STOCK

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

     At December 31, 2001, 2000 and 1999, we did not have any outstanding shares of Class A $5.00 Cumulative Series Preferred Stock.

  (B) CLASS B PREFERRED STOCK

     We did not have any outstanding shares of Class B Preferred Stock at December 31, 2001, 2000 or 1999.

15.  RISK MANAGEMENT

     Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively, "Statement 133." Statement 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accompanying Consolidated Balance Sheet as of December 31, 2001, includes balances of approximately $29.0 million, $0.5 million and $13.2 million in the captions "Current Assets: Other," "Deferred Charges and Other Assets" and "Current Liabilities: Other," respectively, related to these derivative financial instruments. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, Statement 133 allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

     We enter into derivative contracts solely for the purpose of hedging exposures that accompany our normal business activities. As a result of the adoption of Statement 133, the fair value of our derivative financial instruments utilized for hedging activities as of January 1, 2001 (a loss of $11.9 million) was reported as a cumulative effect transition adjustment within accumulated other comprehensive income. All but an insignificant amount of this transition adjustment was reclassified into earnings during 2001. In accordance with the provisions of Statement 133, we designated these instruments as hedges of various exposures as discussed following, and we test the effectiveness of changes in the value of these hedging instruments with the risk being hedged. Hedge ineffectiveness is recognized in income in the period in which it occurs.

     We enter into these transactions only with counterparties whose debt securities are rated investment grade by the major rating agencies. In general, the risk of default by these counterparties is low. However, we recently experienced a loss as discussed following.

     During the fourth quarter of 2001, we determined that Enron Corp. was no longer likely to honor the obligations it had to us in conjunction with derivatives we were accounting for as hedges under Statement 133. Upon making that determination, we (i) ceased to account for those derivatives as hedges,
(ii) entered into new derivative transactions with other counterparties to replace our position with Enron, (iii) designated the replacement derivative positions as hedges of the exposures that had been hedged with the Enron positions and (iv) recognized a $5.0 million pre-tax loss (included with "General and Administrative Expenses" in the accompanying Consolidated Statement of Operations for 2001) in recognition of the fact that it was unlikely that we would be paid the amounts then owed under the contracts with Enron. While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that additional losses will result from counterparty credit risk in the future.

     Our businesses require that we purchase, sell and consume natural gas. Specifically, we purchase, sell and/or consume natural gas (i) to serve our regulated natural gas distribution sales customers, (ii) to serve certain of our retail natural gas distribution customers in areas where regulatory restructuring has provided for competition in natural gas supply, for customers who have selected the Company as their supplier of choice under our "Choice Gas" program, (iii) as fuel in our Colorado power generation facilities, (iv) as fuel for compressors located on Natural Gas Pipeline Company of America's pipeline system and (v) for operational sales of gas by Natural Gas Pipeline Company of America.

     With respect to item (i), we have no commodity risk because the regulated retail gas distribution regulatory structure provides that actual gas cost is "passed-through" to our customers. With respect to item (iii), only one of these power generation facilities is not covered by a long-term, fixed price gas supply agreement at a level sufficient for the current and projected capacity utilization. With respect to item (iv), this fuel is supplied by in-kind fuel recoveries that are part of the transportation tariff. Items (ii), (v) and the one power facility included under item (iii) that is not covered by a long-term fixed-price natural gas supply agreement, give rise to natural gas commodity price risk which we have chosen to substantially mitigate through our risk management program. We provide this mitigation through the use of financial derivative products, and we do not utilize these derivatives for any purpose other than risk mitigation.

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

     During 2001, all of our natural gas derivative activities were designated and qualified as cash flow hedges. We recognized approximately $5,000 of pre-tax loss during 2001 as a result of ineffectiveness of these hedges, which amount is reported within the caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. There was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

     As the hedged sales and purchases take place and we record them into earnings, we will also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during 2002, substantially all of the accumulated other comprehensive income balance of $9.9 million at December 31, 2001, representing unrecognized net gains on derivative activities. During 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

     We also provide certain administrative risk management services to Kinder Morgan Energy Partners, although Kinder Morgan Energy Partners retains the obligations and rights arising from all derivative transactions entered into on its behalf.

     In order to maintain a cost effective capital structure, it is our policy to borrow funds utilizing a mixture of fixed-interest-rate and floating-interest-rate debt. In August 2001, in order to move closer to a mix of 50% fixed, 50% floating, we entered into fixed-to-floating interest rate swap agreements with a notional principal amount of $1.0 billion. These agreements effectively converted the interest expense associated with our 6.65% senior notes and our 7.25% debentures from fixed rates to floating rates based on three-month LIBOR plus a credit spread. These swaps have been designated as fair value hedges as defined by Statement 133. These swaps meet the conditions required to assume no ineffectiveness under Statement 133 and, therefore, we have accounted for them utilizing the "shortcut" method prescribed for fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value as of each reporting period, with an offsetting entry to adjust the carrying value of the debt whose fair value is being hedged. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually. Based on short-term borrowings outstanding and the long-term debt effectively converted to floating rate debt as a result of the swap discussed above, at December 31, 2001, the market risk related to a one percent change in interest rates would result in a $16.5 million annual impact on pre-tax income.

     Following is selected information concerning our natural gas risk management activities:

                                                            DECEMBER 31, 2001
                                                 ----------------------------------------
                                                 COMMODITY   OVER-THE-COUNTER
                                                 CONTRACTS   SWAPS AND OPTIONS    TOTAL
                                                 ---------   -----------------   --------
                                                          (DOLLARS IN THOUSANDS)
Deferred Net (Loss) Gain.......................   $(6,525)       $ 22,751        $ 16,226
Contract Amounts -- Gross......................   $52,902        $124,145        $177,047
Contract Amounts -- Net........................   $(3,163)       $(84,099)       $(87,262)

                                                   (NUMBER OF CONTRACTS(1))
Notional Volumetric Positions: Long............       556             717
Notional Volumetric Positions: Short...........      (907)         (2,776)
Net Notional Totals To Occur in 2002...........      (351)         (1,919)
Net Notional Totals To Occur in 2003 and
  Beyond.......................................        --            (140)

---------------

(1) A term of reference describing a volumetric unit of commodity trading. One natural gas contract equals 10,000 MMBtus.

     Our over-the-counter swaps and options are with a number of parties, each of which is an investment grade credit. We both owe money and are owed money under these financial instruments and, at December 31, 2001, if all parties owing us failed to pay us amounts due at that date under these arrangements, our pre-tax credit loss would have been $12.2 million. At December 31, 2001, the largest credit exposure to a single counterparty was $5.3 million.

16.  EMPLOYEE BENEFITS

  (A)  RETIREMENT PLANS

     We have defined benefit pension plans covering eligible full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. Plan assets included our common stock valued at $12.3 million and $11.5 million as of December 31, 2001 and 2000, respectively.

     Net periodic pension cost includes the following components:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Service Cost.........................................  $  5,329   $  7,306   $  9,977
Interest Cost........................................     9,421      8,600      8,170
Expected Return on Assets............................   (15,145)   (14,034)   (13,381)
Net Amortization and Deferral........................    (1,282)    (1,257)      (210)
Recognition of Curtailment Gain......................        --         --         (9)
                                                       --------   --------   --------
Net Periodic Pension (Benefit) Cost..................  $ (1,677)  $    615   $  4,547
                                                       ========   ========   ========

     The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

                                                               2001           2000
                                                             ---------      ---------
                                                                  (IN THOUSANDS)
Benefit Obligation at Beginning of Year....................  $(125,091)(1)  $(118,038)
Service Cost...............................................     (5,329)        (7,306)
Interest Cost..............................................     (9,421)        (8,600)
Actuarial (Gain) Loss......................................     (7,447)         3,922
Benefits Paid..............................................      7,512          6,915
Plan Amendments............................................       (991)            --
                                                             ---------      ---------
Benefit Obligation at End of Year..........................  $(140,767)     $(123,107)
                                                             =========      =========

---------------

(1) Includes benefit obligation of Hall-Buck Plan, as described below.

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans' assets, the plans' funded status and prepaid pension cost. Prepaid pension cost is recognized under the caption "Other Current Assets" in our Consolidated Balance Sheets:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               2001           2000
                                                             ---------      ---------
                                                                  (IN THOUSANDS)
Fair Value of Plan Assets at Beginning of Year.............  $ 163,096(1)   $ 150,900
Actual Return on Plan Assets During the Year...............     (6,211)        17,294
Contributions by Employer..................................        104             --
Benefits Paid During the Year..............................     (7,512)        (6,915)
                                                             ---------      ---------
Fair Value of Plan Assets at End of Year...................    149,477        161,279
Benefit Obligation at End of Year..........................   (140,767)      (123,107)
                                                             ---------      ---------
Plan Assets in Excess of Projected Benefit Obligation......      8,710         38,172
Unrecognized Net Gain......................................     (2,770)       (33,134)
Prior Service Cost Not Yet Recognized in Net Periodic
  Pension Costs............................................        993             88
Adjustment to Recognize Minimum Liability..................       (207)            --
Unrecognized Net Asset at Transition.......................       (529)          (696)
                                                             ---------      ---------
Prepaid Pension Cost.......................................  $   6,197      $   4,430
                                                             =========      =========

---------------

(1) Includes assets of Hall-Buck Plan, as described below.

     The rate of increase in future compensation was 3.5 percent for 2001, 2000 and 1999. The expected long-term rate of return on plan assets was 9.5 percent for 2001, 2000 and 1999. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25 percent for 2001 and 7.75 percent for 2000 and 1999.

     Effective January 1, 2001, we added a cash balance plan to our retirement plan. Certain collectively bargained employees and "grandfathered" employees will continue to accrue benefits through the defined pension benefit plan described above. All other employees will accrue benefits through a personal retirement account in the new cash balance plan. All employees converting to the cash balance plan were credited with the current fair value of any benefits they have previously accrued through the defined benefit plan. We make contributions on behalf of these employees equal to 3% of eligible compensation every pay period. In addition, we may make discretionary contributions to the plan based on our performance. Interest is credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate in effect each year. Employees will be fully vested in the plan after five years, and they may take a lump sum distribution upon termination or retirement.

     On December 31, 2000, the Hall-Buck Marine Services Company Pension Plan ("Hall-Buck Plan") was merged into our retirement plan. The Hall-Buck Plan's projected benefit obligation of $2.0 million, unrecognized transition obligation of $1.3 million and plan assets of $1.8 million were transferred to our retirement plan, and the Hall-Buck Plan was terminated. Also on December 31, 2000, all employees who were not previously eligible to participate in our retirement plan and were not otherwise covered under a collective bargaining agreement became eligible under the new cash balance plan.

     Effective December 31, 2001 we merged the Pinney Dock Retirement Plan, the Boswell Oil Company Pension Plan, and the River Transportation Retirement Plan into our retirement plan. As of January 1, 2002, all assets and liabilities of these plans were transferred to our retirement plan.

     In 2000, we merged the Kinder Morgan Bulk Terminals Retirement Savings Plan and the Kinder Morgan Retirement Savings Plan with the Kinder Morgan Profit Sharing and Savings Plan, a defined contribution plan. The merged plan was renamed the Kinder Morgan, Inc. Savings Plan. On July 2, 2000, we began making regular contributions to the Plan. Contributions are made each pay period in an amount equal to 4% of compensation on behalf of each eligible employee. All contributions are in the form of Company stock, which is immediately convertible into other available investment vehicles at the employee's discretion. On July 25, 2000, our Board of Directors authorized an additional 6 million shares to be issued through the Plan, for a total of 6.7 million shares available. In addition to the above contributions, we may make annual discretionary contributions based on our performance. These contributions are made in the year following the year for which the contribution amount is calculated. The total amount contributed for 2001 and 2000 was $9.5 million and $3.7 million, respectively. No contribution was made to the profit sharing plan for 1999. In January 1998, we acquired the MidCon Retirement Plan as part of our acquisition of MidCon Corp. The MidCon plan was a defined contribution plan. Contributions to the plan were based on age and earnings. Effective January 1, 1999, the MidCon plan was merged into the Profit Sharing Plan and all eligible MidCon employees joined our defined benefit pension plans. In 1999, we contributed $0.7 million to the MidCon plan.

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

     Net periodic postretirement benefit cost includes the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Service Cost............................................  $   340   $   413   $   450
Interest Cost...........................................    7,266     7,159     6,655
Expected Return on Assets...............................   (5,431)   (4,790)   (3,720)
Net Amortization and Deferral...........................    1,501       992       908
                                                          -------   -------   -------
Net Periodic Postretirement Benefit Cost................  $ 3,676   $ 3,774   $ 4,293
                                                          =======   =======   =======

     The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Benefit Obligation at Beginning of Year.....................  $ (95,178)  $(93,080)
Service Cost................................................       (340)      (413)
Interest Cost...............................................     (7,266)    (7,159)
Actuarial Gain (Loss).......................................     (3,209)    (8,191)
Benefits Paid...............................................     10,504     15,918
Retiree Contributions.......................................     (2,529)    (2,253)
Plan Amendments.............................................     (3,045)        --
                                                              ---------   --------
Benefit Obligation at End of Year...........................  $(101,063)  $(95,178)
                                                              =========   ========

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets, the plan's funded status and the amounts included under the caption "Other" in the category "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Fair Value of Plan Assets at Beginning of Year..............  $  51,156   $ 52,572
Actual Return on Plan Assets................................      3,496     (2,175)
Contributions by Employer...................................     31,683      1,500
Retiree Contributions.......................................      1,852      1,726
Benefits Paid...............................................     (8,089)    (2,467)
                                                              ---------   --------
Fair Value of Plan Assets at End of Year....................     80,098     51,156
Benefit Obligation at End of Year...........................   (101,063)   (95,178)
                                                              ---------   --------
Excess of Projected Benefit Obligation Over Plan Assets.....    (20,965)   (44,022)
Unrecognized Net (Gain) Loss................................     17,591     12,779
Unrecognized Net Obligations at Transition..................     10,220     11,149
Unrecognized Prior Service Cost.............................      2,807         --
                                                              ---------   --------
Accrued Expense.............................................  $   9,653   $(20,094)
                                                              =========   ========

     The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.25 percent for 2001 and 7.75 percent for 2000 and 1999. The expected long-term rate of return on plan assets was 9.5 percent for 2001, 2000 and 1999. The assumed health care cost trend rate for 2001 was 3 percent (7 percent for certain collectively bargained employees). The assumed health care cost trend rate for 2000 and 1999 was 7 percent (3 percent for the MidCon plans). A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 2001 net periodic postretirement benefit cost by approximately $8,089 ($7,424) and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $111,943 ($102,729).

17.  COMMON STOCK OPTION AND PURCHASE PLANS

     We have the following stock option plans: The 1982 Incentive Stock Option Plan, the 1982 Stock Option Plan for Non-Employee Directors, the 1986 Incentive Stock Option Plan, the 1988 Incentive Stock

Option Plan, the 1992 Non-Qualified Stock Option Plan for Non-Employee Directors, the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which also provides for the issuance of restricted stock), the American Oil and Gas Corporation Stock Incentive Plan ("AOG Plan") and the Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan. We also have an employee stock purchase plan.

     On October 8, 1999, our Board of Directors approved the creation of our 1999 stock option plan, a broadly based non-qualified stock option plan. Under the plan, options may be granted to individuals who are regular full-time employees, including officers and directors who are employees. Options under the plan vest in 25 percent increments on the anniversary of the grant over a four-year period from the date of grant. All options granted under the plan have a 10-year life, and must be granted at not less than the fair market value of Kinder Morgan, Inc. common stock at the close of trading on the date of grant. On January 17, 2001, our Board of Directors approved an additional 5 million shares for future grants to participants in the 1999 Stock Option Plan, which brings the aggregate number of shares subject to the plan to 10.5 million. The Board also recommended, and our shareholders approved at our May 8, 2001 annual meeting, an additional 0.5 million shares for future grants to participants in the 1992 Directors' Plan, which brings the aggregate number of shares subject to that plan to 1.03 million.

     Under all plans, except the Long-term Incentive Plan and the AOG Plan, options are granted at not less than 100 percent of the market value of the stock at the date of grant. Under the Long-term Incentive Plan options may be granted at less than 100 percent of the market value of the stock at the date of grant. Compensation expense was recorded totaling $0.6 million, $0, and $8.6 million for 2001, 2000, and 1999, respectively, relating to restricted stock grants awarded under the plans.

                                                         OPTION SHARES
                                                        GRANTED THROUGH
                                       SHARES SUBJECT    DECEMBER 31,       VESTING       EXPIRATION
PLAN NAME                               TO THE PLAN          2001            PERIOD         PERIOD
---------                              --------------   ---------------   ------------   ------------
1982 Plan............................     1,332,788        1,332,788       Immediate       10 Years
1982 Directors' Plan.................       186,590          186,590        3 Years        10 Years
1986 Plan............................       618,750          618,750       Immediate       10 Years
1988 Plan............................       618,750          618,750       Immediate       10 Years
1992 Directors' Plan.................     1,025,000          457,875      0 - 6 Months     10 Years
Long-term Incentive Plan.............     5,700,000        2,775,763      0 - 5 Years    5 - 10 Years
AOG Plan.............................       775,500          775,500        3 Years        10 Years
1999 Plan............................    10,500,000        6,776,613        4 Years        10 Years

     A summary of the status of our stock option plans at December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table and narrative below:

                                        2001                   2000                    1999
                                --------------------   ---------------------   --------------------
                                            WTD. AVG                WTD. AVG               WTD. AVG
                                            EXERCISE                EXERCISE               EXERCISE
                                 SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                ---------   --------   ----------   --------   ---------   --------
Outstanding at Beginning of
  Year........................  6,093,819    $26.05     7,542,898    $24.92    4,218,191    $24.38
Granted.......................  2,140,200    $51.17     1,364,500    $30.42    4,837,656    $23.81
Exercised.....................   (899,664)   $25.36      (537,400)   $19.26     (602,928)   $ 8.00
Forfeited.....................   (358,638)   $35.14    (2,276,179)   $25.69     (910,021)   $27.79
                                ---------              ----------              ---------
Outstanding at End of Year....  6,975,717    $33.12     6,093,819    $26.05    7,542,898    $24.92
                                =========    ======    ==========    ======    =========    ======
Exercisable at End of Year....  2,922,471    $29.93     2,056,771    $27.03    1,918,868    $26.54
                                =========    ======    ==========    ======    =========    ======
Weighted-Average Fair Value of
  Options Granted.............               $21.31                  $10.51                 $ 5.83
                                             ======                  ======                 ======

     The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------    ---------    ---------
Risk-free Interest Rate (%)......................     4.30         4.97         5.50
Expected Weighted-average Life...................  6.5 years     4.5 years    4.0 years
Volatility.......................................   0.34(1)        0.34         0.31
Expected Dividend Yield (%)......................     0.36         0.38         3.20

---------------

(1) The volatility assumption for the options issued under the 1992 Directors' Plan was 0.44.

     We account for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $1.0 million, $0.8 million and $1.0 million related to the purchase discount offered under the ESP Plan for 2001, 2000 and 1999, respectively.

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         2001          2000           1999
                                                      -----------   -----------   ------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET INCOME (LOSS):
  As Reported.......................................   $225,070      $152,415      $(259,892)
                                                       ========      ========      =========
  Pro Forma.........................................   $209,799      $144,960      $(264,744)
                                                       ========      ========      =========
EARNINGS (LOSS) PER DILUTED SHARE:
  As Reported.......................................   $   1.86      $   1.33      $   (3.24)
                                                       ========      ========      =========
  Pro Forma.........................................   $   1.73      $   1.27      $   (3.30)
                                                       ========      ========      =========

     The following table sets forth our December 31, 2001, common stock options outstanding, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

OPTIONS OUTSTANDING                                                          OPTIONS EXERCISABLE
------------------------------------------------------------------------   -----------------------
                                            WTD. AVG.      WTD. AVG.                     WTD. AVG.
                                NUMBER      EXERCISE       REMAINING         NUMBER      EXERCISE
PRICE RANGE                   OUTSTANDING     PRICE     CONTRACTUAL LIFE   EXERCISABLE     PRICE
-----------                   -----------   ---------   ----------------   -----------   ---------
$00.00 - $23.72.............     125,752     $20.91        5.08 years         123,778     $20.87
$23.81 - $23.81.............   3,232,886     $23.81        7.77 years       1,457,226     $23.81
$24.04 - $38.88.............   1,474,114     $29.70        7.69 years         795,903     $30.79
$34.67 - $52.10.............   1,534,015     $49.04        8.93 years         545,564     $47.08
$53.20 - $53.60.............     608,950     $53.22        9.26 years              --     $   --
                               ---------                                    ---------
                               6,975,717     $33.12        8.09 years       2,922,471     $29.93
                               =========                                    =========

     Under the employee stock purchase plan, we may sell up to 2,400,000 shares of common stock to eligible employees. Employees purchase shares through voluntary payroll deductions. Prior to the 2000 plan year, shares were purchased annually at a 15 percent discount from the market value of the common stock, as defined in the plan, and issued in the month following the end of the plan year. Beginning with the 2000 plan year, shares are purchased quarterly at a 15 percent discount from the closing price of the common stock on the last trading day of each calendar quarter. Employees purchased 88,333 shares, 86,630 shares and 187,567 shares for plan years 2001, 2000 and 1999, respectively. Using the Black-Scholes model to assign value to the option inherent in the right to purchase stock under the provisions of the employee stock purchase plan, the weighted-average fair value per share of purchase rights granted in 2001, 2000 and 1999 was $10.66, $6.60 and $6.41, respectively.

18.  COMMITMENTS AND CONTINGENT LIABILITIES

  (A) LEASES

     Expenses incurred under operating leases were $7.1 million in 2001, $47.1 million in 2000, and $57.8 million in 1999. Future minimum commitments under major operating leases as of December 31, 2001 are as follows:

YEAR                                                               AMOUNT
----                                                           --------------
                                                               (IN THOUSANDS)
2002........................................................      $ 9,697
2003........................................................        9,108
2004........................................................        9,396
2005........................................................        9,529
2006........................................................        8,571
Thereafter..................................................       15,754
                                                                  -------
Total.......................................................      $62,055
                                                                  =======

     As a result of our December 1999 sale of assets to ONEOK, ONEOK assumed our obligation for the lease of the Bushton gas processing facility. We remain secondarily liable for the lease, which had a remaining minimum obligation of approximately $247 million at December 31, 2001, with payments that average approximately $23 million per year through 2012.

  (B) CAPITAL EXPENDITURES BUDGET

     Approximately $16.9 million of our consolidated capital expenditure budget for 2002 had been committed for the purchase of plant and equipment at December 31, 2001.

  (C) COMMITMENT TO PURCHASE ASSETS

     We were committed, during a specified period, to purchase, at the option of the other party, an incremental 50% interest in a joint venture pipeline, although the ability of the other party to cause the purchase is currently stayed: see Notes 6 and 10.

  (D) COMMITMENTS FOR INCREMENTAL INVESTMENT

     We are obligated to invest approximately an additional $118 million in power generation facilities in the form of preferred equity and could be obligated (i) based on operational performance of the equipment at one facility to invest up to an additional $3 to 8 million per year for the next 16 years and
(ii) based on cash flows generated by the facility, to invest up to an additional $25 million beginning in year 17, in each case in the form of an incremental preferred interest.

  (E) CONTINGENT OBLIGATION FOR DEBT

     In the event that long-term bond financing in the amount of approximately $250 million for a power facility currently financed by bank debt is not obtained prior to March 29, 2002, we are obligated to repurchase the debt from the banks.

19.  FAIR VALUE

     The following fair values of Long-term Debt and Capital Securities were estimated based on an evaluation made by an independent securities analyst. Fair values of "Energy Financial Instruments, Net" reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses on open contracts. Market quotes are available for substantially all instruments we use.

                                                                   DECEMBER 31,
                                                  -----------------------------------------------
                                                          2001                      2000
                                                  ---------------------     ---------------------
                                                  CARRYING       FAIR       CARRYING
                                                   VALUE        VALUE        VALUE     FAIR VALUE
                                                  --------     --------     --------   ----------
                                                                   (IN MILLIONS)
FINANCIAL LIABILITIES:
  Long-term Debt................................  $2,614.5(1)  $2,624.5(1)  $3,291.6    $3,251.1
  Capital Securities............................  $  275.0     $  279.7     $  275.0    $  278.7
  Energy Financial Instruments, Net.............  $   16.2     $   16.2     $   14.4    $   14.4
  Interest Rate Swaps...........................  $    4.8     $    4.8     $     --    $     --

---------------

(1) Includes an adjustment offsetting the value of the interest rate swaps. See
    Note 15.

20.  SUMMARIZED FINANCIAL INFORMATION FOR KINDER MORGAN ENERGY PARTNERS, L.P.

     Following is summarized financial information for Kinder Morgan Energy Partners, a publicly traded limited partnership in which Kinder Morgan, Inc. owns, through a wholly owned subsidiary, the general partner interest. In addition, Kinder Morgan, Inc. owns, directly and through consolidated subsidiaries, a limited partner interest in the form of Kinder Morgan Energy Partners common units, i-units and Class B units. This investment, which is accounted for under the equity method of accounting, is described in more detail in Note 3. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its 2001 Form 10-K.

                                                        SUMMARIZED INCOME STATEMENT
                                                                INFORMATION
                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2001        2000       1999
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Operating Revenues..................................  $2,946,676   $816,442   $428,749
Operating Expenses..................................   2,382,848    500,881    241,342
                                                      ----------   --------   --------
Operating Income....................................  $  563,828   $315,561   $187,407
                                                      ==========   ========   ========
Net Income..........................................  $  442,343   $278,348   $182,302
                                                      ==========   ========   ========

                                                              SUMMARIZED BALANCE SHEET
                                                                     INFORMATION
                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Current Assets..............................................  $  568,043    $  511,261
                                                              ==========    ==========
Noncurrent Assets...........................................  $6,164,623    $4,113,949
                                                              ==========    ==========
Current Liabilities.........................................  $  962,704    $1,098,956
                                                              ==========    ==========
Noncurrent Liabilities......................................  $2,545,692    $1,351,018
                                                              ==========    ==========
Minority Interest...........................................  $   65,236    $   58,169
                                                              ==========    ==========

21.  BUSINESS SEGMENT INFORMATION

     In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America, a major interstate natural gas pipeline and storage system;
(2) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers and the non-regulated sales of natural gas to certain utility customers under the Choice Gas Program and (3) Power and Other, the construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments. In previous periods, we owned and operated other lines of business that we discontinued during 1999. In addition, our direct investment in the natural gas transmission and storage business has significantly decreased as a result of (i) the December 2000 transfer of Kinder Morgan Texas Pipeline, L.P. to Kinder Morgan Energy Partners and (ii) the December 31, 1999 transfer of Kinder Morgan Interstate Gas Transmission LLC to Kinder Morgan Energy Partners. The results of operations of these two businesses are included in our financial statements until their disposition, which is discussed in Note 6.

     The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 to the accompanying Consolidated Financial Statements, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business unit performance. An exception to this is that Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as merger-related and severance costs and general and administrative expenses) are not allocated to individual business segments and
(ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

     Natural Gas Pipeline Company of America's principal delivery market area encompasses the states of Illinois, Indiana, Iowa and portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. Natural Gas Pipeline Company of America is the largest transporter of natural gas to the Chicago, Illinois area, its largest market. During 2001, approximately 45% of Natural Gas Pipeline Company of America's transportation represented deliveries to this market. Natural Gas Pipeline Company of America's storage capacity is largely located near its transportation delivery markets, effectively serving the same customer base. Natural Gas Pipeline Company of America has a number of individually significant customers, including local gas distribution companies in the greater Chicago area and major natural gas marketers and, during 2001, approximately 50% of its operating revenues were attributable to its six largest customers. Kinder Morgan Retail's markets are represented by residential, commercial and industrial customers located in Colorado, Nebraska and Wyoming. These markets represent varied types of customers in many industries, but a significant amount of Kinder Morgan Retail's load is represented by the use of natural gas for space heating, grain drying and irrigation. The latter two groups of customers are concentrated in the agricultural industry, and all markets are affected by the weather. Power's current principal market is represented by the local electric utilities in Colorado, which purchase the power output from its generation facilities. Its market will expand geographically as a result of power generation facilities planned or under construction and it is expected that future customers may include wholesale power marketers.

     During 2001, we did not have revenues from any single customer that exceeded 10 percent of our consolidated operating revenues. In 2000, we had revenues from a single customer of $740.5 million, an amount in excess of 10% of consolidated operating revenues for that year. Both Natural Gas Pipeline Company of America and Kinder Morgan Texas Pipeline made sales to this customer. Sales to this customer did not exceed 10% of consolidated operating revenues in 2001 because we transferred Kinder Morgan Texas Pipeline to Kinder Morgan Energy Partners effective December 31, 2000.

                          BUSINESS SEGMENT INFORMATION

                                                                                                    DECEMBER 31,
                                               YEAR ENDED DECEMBER 31, 2001                             2001
                         ------------------------------------------------------------------------   ------------
                         INCOME FROM   REVENUES FROM                  DEPRECIATION
                         CONTINUING      EXTERNAL      INTERSEGMENT       AND          CAPITAL        SEGMENT
                         OPERATIONS      CUSTOMERS       REVENUES     AMORTIZATION   EXPENDITURES      ASSETS
                         -----------   -------------   ------------   ------------   ------------   ------------
                                                             (IN THOUSANDS)
Natural Gas Pipeline
  Company of America...   $346,569      $  646,804        $   --        $ 85,843       $ 88,429      $5,599,766
Kinder Morgan Retail...     56,398         285,098            44          12,328         10,225         356,378
Power and Other........     63,348         123,016         2,029          10,119         25,517       3,576,941(1)
                          --------      ----------        ------        --------       --------      ----------
  Consolidated.........    466,315      $1,054,918        $2,073        $108,290       $124,171      $9,533,085
                                        ==========        ======        ========       ========      ==========
General and
  Administrative
  Expenses.............    (70,386)
Other Income and
  (Expenses)...........     11,307
                          --------
Income from Continuing
  Operations Before
  Income Taxes.........   $407,236
                          ========

                                                                                                    DECEMBER 31,
                                               YEAR ENDED DECEMBER 31, 2000                             2000
                         ------------------------------------------------------------------------   ------------
                         INCOME FROM   REVENUES FROM                  DEPRECIATION
                         CONTINUING      EXTERNAL      INTERSEGMENT       AND          CAPITAL        SEGMENT
                         OPERATIONS      CUSTOMERS       REVENUES     AMORTIZATION   EXPENDITURES      ASSETS
                         -----------   -------------   ------------   ------------   ------------   ------------
                                                             (IN THOUSANDS)
Natural Gas Pipeline
  Company of America...   $344,405      $  622,020         $(18)        $ 84,975       $38,722       $5,478,183
Kinder Morgan Retail...     49,755         229,510           (1)          11,776        13,513          350,042
Kinder Morgan Texas
  Pipeline(2)..........     29,318       1,747,499           --            2,211        16,734               --
Power and Other........     33,460          80,693            4            9,203        16,685        2,558,764(1)
Discontinued
  Operations...........         --              --           --               --         3,185               --
                          --------      ----------         ----         --------       -------       ----------
  Consolidated.........    456,938      $2,679,722         $(15)        $108,165       $88,839       $8,386,989
                                        ==========         ====         ========       =======       ==========
General and
  Administrative
  Expenses.............    (58,087)
Other Income and
  (Expenses)...........    (91,685)
                          --------
Income from Continuing
  Operations Before
  Income Taxes.........   $307,166
                          ========

                                                                                                    DECEMBER 31,
                                               YEAR ENDED DECEMBER 31, 1999                             1999
                         ------------------------------------------------------------------------   ------------
                         INCOME FROM   REVENUES FROM                  DEPRECIATION
                         CONTINUING      EXTERNAL      INTERSEGMENT       AND          CAPITAL        SEGMENT
                         OPERATIONS      CUSTOMERS       REVENUES     AMORTIZATION   EXPENDITURES      ASSETS
                         -----------   -------------   ------------   ------------   ------------   ------------
                                                             (IN THOUSANDS)
Natural Gas Pipeline
  Company of America...   $306,695      $  625,705       $ 1,183        $109,346       $ 41,716      $5,469,050
Kinder Morgan
  Interstate(3)........     53,630          96,531        16,676          16,985         20,743              --
Kinder Morgan Retail...     20,055         182,861            51          11,382         11,749         332,618
Kinder Morgan Texas
  Pipeline(2)..........     16,554         872,161            --           2,466          4,567         255,200
Power and Other........     34,379          59,110           195           7,754         14,066       2,618,739(1)
Discontinued
  Operations...........         --              --            --              --         28,363         718,227
                          --------      ----------       -------        --------       --------      ----------
  Consolidated.........    431,313      $1,836,368       $18,105        $147,933       $121,204      $9,393,834
                                        ==========       =======        ========       ========      ==========
General and
  Administrative
  Expenses.............    (85,591)
Merger-related and
  Severance Costs......    (37,443)
Other Income and
  (Expenses)...........    (93,728)
                          --------
Income from Continuing
  Operations Before
  Income Taxes.........   $214,551
                          ========

---------------

(1) Principally the investment in Kinder Morgan Energy Partners, investments in electric power generating facilities and corporate cash and receivables.

(2) Kinder Morgan Texas Pipeline was transferred to Kinder Morgan Energy Partners effective December 31, 2000.

(3) Kinder Morgan Interstate was transferred to Kinder Morgan Energy Partners effective December 31, 1999.

GEOGRAPHIC INFORMATION

     All but an insignificant amount of our assets and operations are located in the continental United States.

22.  RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 141 supercedes Accounting Principles Board Opinion No. 16 and requires that all transactions fitting the description of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests for all business combinations initiated after June 30, 2001. The Statement also modifies the accounting for the excess of fair value of net assets acquired as well as intangible assets acquired in a business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method that are completed after July 1, 2001. This Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will not be amortized. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. At December 31, 2001, we had approximately $25 million of goodwill recorded in conjunction with the 1998 acquisition of the Thermo Companies. In accordance with the provisions of SFAS No. 142, we will complete our analysis of that goodwill balance for impairment no later than June 30, 2002 and will record any indicated impairment during 2002. In addition, we have a significant amount of "excess investment" or "equity method goodwill," principally as a result of our investment in Kinder Morgan Energy Partners. As provided in SFAS No. 142, this type of investment will continue to be tested for impairment in accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We estimate that the reduction in amortization expense resulting from the cessation of amortization of both the goodwill and the equity method goodwill will result in a $0.13 increase in earnings per diluted common share in 2002.

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

                       SELECTED QUARTERLY FINANCIAL DATA

                      KINDER MORGAN, INC. AND SUBSIDIARIES
                 QUARTERLY OPERATING RESULTS FOR 2001 AND 2000

                                                            2001 - THREE MONTHS ENDED
                                                            -------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------   ---------   -------------   -----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                    (UNAUDITED)
Operating Revenues.............................  $325,232   $218,845      $227,026       $283,815
Gas Purchases and Other Costs of Sales.........   133,328     59,301        53,492         93,232
                                                 --------   --------      --------       --------
Gross Margin...................................   191,904    159,544       173,534        190,583
Other Operating Expenses.......................    79,482     78,719        82,138         90,907
                                                 --------   --------      --------       --------
Operating Income...............................   112,422     80,825        91,396         99,676
Other Income and (Expenses)....................   (17,752)     4,259        11,718         24,692
                                                 --------   --------      --------       --------
Income Before Income Taxes and Extraordinary
  Item.........................................    94,670     85,084       103,114        124,368
Income Taxes...................................    37,868     35,184        43,443         52,106
                                                 --------   --------      --------       --------
Income Before Extraordinary Item...............    56,802     49,900        59,671         72,262
Extraordinary Item -- Loss on Early
  Extinguishment of Debt, Net of Income Tax
  Benefits of $8,080 and $964..................   (12,119)        --        (1,446)            --
                                                 --------   --------      --------       --------
Net Income.....................................  $ 44,683   $ 49,900      $ 58,225       $ 72,262
                                                 ========   ========      ========       ========
BASIC EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item...............  $   0.50   $   0.43      $   0.52       $   0.62
Extraordinary Item -- Loss on Early
  Extinguishment of Debt.......................     (0.11)        --         (0.01)            --
                                                 --------   --------      --------       --------
Total Basic Earnings Per Common Share..........  $   0.39   $   0.43      $   0.51       $   0.62
                                                 ========   ========      ========       ========
Number of Shares Used in Computing Basic
  Earnings Per Share...........................   114,844    115,258       114,980        115,892
                                                 ========   ========      ========       ========
DILUTED EARNINGS PER COMMON SHARE:
Income Before Extraordinary Item...............  $   0.47   $   0.41      $   0.49       $   0.60
Extraordinary Item -- Loss on Early
  Extinguishment of Debt.......................     (0.10)        --         (0.01)            --
                                                 --------   --------      --------       --------
Total Diluted Earnings Per Common Share........  $   0.37   $   0.41      $   0.48       $   0.60
                                                 ========   ========      ========       ========
Number of Shares Used in Computing Diluted
  Earnings Per Share...........................   121,320    122,359       121,446        120,298
                                                 ========   ========      ========       ========

                       SELECTED QUARTERLY FINANCIAL DATA

                      KINDER MORGAN, INC. AND SUBSIDIARIES
                 QUARTERLY OPERATING RESULTS FOR 2001 AND 2000

                                                            2000 - THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                 MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                 --------   --------   ------------   -----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                   (UNAUDITED)
Operating Revenues.............................  $480,586   $552,012     $741,417      $905,707
Gas Purchases and Other Costs of Sales.........   278,016    382,531      568,430       697,091
                                                 --------   --------     --------      --------
Gross Margin...................................   202,570    169,481      172,987       208,616
Other Operating Expenses.......................    89,881     87,819       87,517        93,294
                                                 --------   --------     --------      --------
Operating Income...............................   112,689     81,662       85,470       115,322
Other Income and (Expenses)....................   (35,477)   (40,581)     (40,624)       28,705(1)
                                                 --------   --------     --------      --------
Income From Continuing Operations Before Income
  Taxes........................................    77,212     41,081       44,846       144,027
Income Taxes...................................    30,887     16,968       18,138        57,024
                                                 --------   --------     --------      --------
Income From Continuing Operations..............    46,325     24,113       26,708        87,003
Loss on Disposal of Discontinued Operations,
  Net of Tax...................................        --         --           --       (31,734)(2)
                                                 --------   --------     --------      --------
Net Income.....................................  $ 46,325   $ 24,113     $ 26,708      $ 55,269
                                                 ========   ========     ========      ========
BASIC EARNINGS PER COMMON SHARE:
Continuing Operations..........................  $   0.41   $   0.21     $   0.23      $   0.76
Loss on Disposal of Discontinued Operations....        --         --           --         (0.28)
                                                 --------   --------     --------      --------
Total Basic Earnings Per Common Share..........  $   0.41   $   0.21     $   0.23      $   0.48
                                                 ========   ========     ========      ========
Number of Shares Used in Computing Basic
  Earnings Per Share...........................   113,058    114,196      114,461       114,535
                                                 ========   ========     ========      ========
DILUTED EARNINGS PER COMMON SHARE:
Continuing Operations..........................  $   0.41   $   0.21     $   0.23      $   0.74
Loss on Disposal of Discontinued Operations....        --         --           --         (0.27)
                                                 --------   --------     --------      --------
Total Diluted Earnings Per Common Share........  $   0.41   $   0.21     $   0.23      $   0.47
                                                 ========   ========     ========      ========
Number of Shares Used in Computing Diluted
  Earnings Per Share...........................   113,456    114,981      116,177       118,594
                                                 ========   ========     ========      ========

---------------

(1) Includes a $61.6 million pre-tax gain from the sale of certain assets to Kinder Morgan Energy Partners; see Note 6 of the accompanying Notes to Consolidated Financial Statements.

(2) See Note 7 of the accompanying Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required by this item is contained in our Proxy Statement related to the 2002 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

     For information regarding our current executive officers, see Executive Officers of the Registrant under Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is contained in our Proxy Statement related to the 2002 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is contained in our Proxy Statement related to the 2002 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is contained in our Proxy Statement related to the 2002 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)  Financial Statements
             Reference is made to the listings of financial statements and supplementary data under Item 8 in Part II.

        (2)  Financial Statement Schedules

                      KINDER MORGAN, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        YEAR ENDED DECEMBER 31, 2001
                               ------------------------------------------------------------------------------
                                                                 DEDUCTIONS
                                BALANCE AT       ADDITIONS      WRITE-OFF OF    DISCONTINUED
                               BEGINNING OF   CHARGED TO COST   UNCOLLECTIBLE    OPERATIONS    BALANCE AT END
                                  PERIOD       AND EXPENSES       ACCOUNTS       DEDUCTIONS      OF PERIOD
                               ------------   ---------------   -------------   ------------   --------------
                                                               (IN MILLIONS)
Allowance for Doubtful
  Accounts...................      $2.3            $6.7             $(5.6)          $--             $3.4

                                                        YEAR ENDED DECEMBER 31, 2000
                               ------------------------------------------------------------------------------
                                                                 DEDUCTIONS
                                BALANCE AT       ADDITIONS      WRITE-OFF OF    DISCONTINUED
                               BEGINNING OF   CHARGED TO COST   UNCOLLECTIBLE    OPERATIONS    BALANCE AT END
                                  PERIOD       AND EXPENSES       ACCOUNTS       DEDUCTIONS      OF PERIOD
                               ------------   ---------------   -------------   ------------   --------------
                                                               (IN MILLIONS)
Allowance for Doubtful
  Accounts...................      $1.7            $9.9             $(9.3)          $--             $2.3

                                                        YEAR ENDED DECEMBER 31, 1999
                               ------------------------------------------------------------------------------
                                                                 DEDUCTIONS
                                BALANCE AT       ADDITIONS      WRITE-OFF OF    DISCONTINUED
                               BEGINNING OF   CHARGED TO COST   UNCOLLECTIBLE    OPERATIONS    BALANCE AT END
                                  PERIOD       AND EXPENSES       ACCOUNTS       DEDUCTIONS      OF PERIOD
                               ------------   ---------------   -------------   ------------   --------------
                                                               (IN MILLIONS)
Allowance for Doubtful
  Accounts...................     $10.8            $3.6             $(0.6)         $(12.1)          $1.7

     The financial statements, including the notes thereto, of Kinder Morgan Energy Partners, an equity method investee of the Registrant, are incorporated herein by reference from 74 through 137 of Kinder Morgan Energy Partners' Annual Report on Form 10-K for the year ended December 31, 2001.

     3.  Exhibits

     Any reference made to K N Energy, Inc. in the exhibit listing that follows is a reference to the former name of Kinder Morgan, Inc., a Kansas corporation and the registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before October 7, 1999, the date of the change in the Registrant's name.

   EXHIBIT
    NUMBER                              DESCRIPTION
   -------                              -----------
Exhibit 2(a)    Agreement and Plan of Merger, dated as of July 8, 1999, by and among K N Energy, Inc., Rockies Merger Corp., and Kinder
                Morgan, Inc., (Annex A-1 of Registration Statement on Form
                S-4 (File No. 333-85747))
Exhibit 2(b)    First Amendment to Agreement and Plan of Merger, dated as of
                August 20, 1999, by and among K N Energy, Inc., Rockies
                Merger Corp., and Kinder Morgan, Inc., (Annex A-2 of
                Registration Statement on Form S-4 (File No. 333-85747))
Exhibit 2(c)    Contribution Agreement, dated as of December 30, 1999, by
                and among Kinder Morgan, Inc., Natural Gas Pipeline Company of America, K N Gas Gathering, Inc., Kinder Morgan G.P.,
                Inc. and Kinder Morgan Energy Partners, L.P. (Exhibit 99.1
                to Current Report on Form 8-K filed on January 14, 2000)
Exhibit 3(a)    Restated Articles of Incorporation of Kinder Morgan, Inc.
                (Exhibit 3(a) to the Annual Report on Form 10-K/A, Amendment
                No. 1 filed on May 22, 2000)
Exhibit 3(b)    Certificate of Amendment to the Restated Articles of
                Incorporation of Kinder Morgan, Inc. as filed on October 7,
                1999, with the Secretary of State of Kansas (Exhibit 3.1 to
                Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999)
Exhibit 3(c)    Bylaws of Kinder Morgan, Inc., as amended to October 7, 1999
                (Exhibit 3.2 to Kinder Morgan, Inc.'s Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999)
Exhibit 4(a)    Indenture dated as of September 1, 1988, between K N Energy,
                Inc. and Continental Illinois National Bank and Trust
                Company of Chicago (Exhibit 4(a) to the Annual Report on
                Form 10-K/A, Amendment No. 1 filed on May 22, 2000)
Exhibit 4(b)    First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National
                Bank and Trust Company of Chicago (Exhibit 4.2, File No.
                33-45091)
Exhibit 4(c)    Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National
                Association (Exhibit 4(c) to the Annual Report on Form
                10-K/A, Amendment No. 1 filed on May 22, 2000)
Exhibit 4(d)    Indenture dated as of November 20, 1993, between K N Energy,
                Inc. and Continental Bank, National Association (Exhibit
                4.1, File No. 33-51115) (Note -- Copies of instruments
                relative to long-term debt in authorized amounts that do not exceed 10 percent of the consolidated total assets of Kinder
                Morgan and its subsidiaries have not been furnished. Kinder
                Morgan will furnish such instruments to the Commission upon request.)
Exhibit 4(e)    $500,000,000 364-Day Credit Agreement among Kinder Morgan,
                Inc., certain banks listed therein and Bank of America, N.
                A. (Exhibit 4(e) to the Annual Report on Form 10-K for the
                year ended December 31, 2000)
Exhibit 4(f)*   Form of Amendment No. 1 to the $500,000,000 364-Day Credit
                Agreement among Kinder Morgan, Inc., certain banks listed
                therein and Bank of America, N.A.

   EXHIBIT
    NUMBER                              DESCRIPTION
   -------                              -----------
Exhibit 4(g)    $400,000,000 Amended and Restated Five-Year Credit Agreement
                dated January 30, 1998 among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New
                York, as Administrative Agent (Exhibit 4(f) to the Annual
                Report on Form 10-K for the year ended December 31, 1997)
Exhibit 4(h)    Amendment No. 1 to the $400,000,000 Five-Year Amended and
                Restated Credit Agreement dated as of November 6, 1998 among
                K N Energy, Inc., certain banks listed therein and Morgan
                Guaranty Trust Company of New York, as Administrative Agent
                (Exhibit 4(j) to the Annual Report on Form 10-K for the year ended December 31, 1998)
Exhibit 4(i)    Amendment No. 2 to the $400,000,000 Five-Year Amended and
                Restated Credit Agreement dated as of January 8, 1999 among
                K N Energy, Inc., certain banks listed therein and Morgan
                Guaranty Trust Company of New York, as Administrative Agent
                (Exhibit 4(l) to the Annual Report on Form 10-K for the year ended December 31, 1998)
Exhibit 4(j)    Rights Agreement between K N Energy, Inc. and the Bank of
                New York, as Rights Agent, dated as of August 21, 1995
                (Exhibit 1 on Form 8-A dated August 21, 1995)
Exhibit 4(k)    Amendment No. 1 to Rights Agreement between K N Energy, Inc.
                and the Bank of New York, as Rights Agent, dated as of
                September 8, 1998 (Exhibit 10(cc) to the Annual Report on
                Form 10-K for the year ended December 31, 1998)
Exhibit 4(l)    Amendment No. 2 to Rights Agreement of Kinder Morgan, Inc.
                dated July 8, 1999, between Kinder Morgan, Inc. and First
                Chicago Trust Company of New York, as successor-in-interest to the Bank of New York, as Rights Agent (Exhibit 4.1 to
                Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999)
Exhibit 4(m)*   Form of Amendment No. 3 to Rights Agreement of Kinder
                Morgan, Inc. dated September 1, 2001, between Kinder Morgan,
                Inc. and First Chicago Trust Company of New York, as Rights
                Agent
Exhibit 10(a)   1994 Amended and Restated Kinder Morgan, Inc. Long-term
                Incentive Plan (Appendix A to the Kinder Morgan, Inc. 2000
                Proxy Statement on Schedule 14A)
Exhibit 10(b)   Kinder Morgan, Inc. Amended and Restated 1999 Stock Option
                Plan (Appendix B to the Kinder Morgan, Inc. 2000 Proxy
                Statement on Schedule 14A)
Exhibit 10(c)   Kinder Morgan, Inc. Amended and Restated 1992 Stock Option
                Plan for Nonemployee Directors (Appendix C to the Kinder
                Morgan, Inc. 2000 Proxy Statement on Schedule 14A)
Exhibit 10(d)   2000 Annual Incentive Plan of Kinder Morgan, Inc. (Appendix
                D to the Kinder Morgan, Inc. 2000 Proxy Statement on
                Schedule 14A)
Exhibit 10(e)   Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix
                E to the Kinder Morgan, Inc. 2000 Proxy Statement on
                Schedule 14A)
Exhibit 10(f)   Form of Nonqualified Stock Option Agreement (Exhibit 10(f)
                to the Annual Report on Form 10-K for the year ended
                December 31, 2000)
Exhibit 10(g)   Form of Restricted Stock Agreement (Exhibit 10(g) to the
                Annual Report on Form 10-K for the year ended December 31,
                2000)
Exhibit 10(h)   Directors and Executives Deferred Compensation Plan
                effective January 1, 1998 for executive officers and
                directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual
                Report on Form 10-K for the year ended December 31, 1998)
Exhibit 10(i)   Employment Agreement dated October 7, 1999, between the
                Company and Richard D. Kinder (Exhibit 99.D of the Schedule
                13D filed by Mr. Kinder on October 8, 1999)
Exhibit 10(j)   Employment Agreement dated April 20, 2000, by and among
                Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and David G.
                Dehaemers, Jr. (filed as Exhibit 10(a) to Kinder Morgan,
                Inc.'s Form 10-Q for the quarter ended March 31, 2000)

   EXHIBIT
    NUMBER                              DESCRIPTION
   -------                              -----------
Exhibit 10(k)   Employment Agreement dated April 20, 2000, by and among
                Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C.
                Morgan (filed as Exhibit 10(b) to Kinder Morgan, Inc.'s Form
                10-Q for the quarter ended March 31, 2000)
Exhibit 10(l)*  Retention Agreement dated January 17, 2002, by and between
                Kinder Morgan, Inc. and C. Park Shaper
Exhibit 21.1*   Subsidiaries of the Registrant
Exhibit 23.1*   Consent of Independent Accountants
Exhibit 99.1*   The financial statements of Kinder Morgan Energy Partners,
                L.P. and subsidiaries included on pages 74 through 137 on
                the Annual Report on Form 10-K of Kinder Morgan Energy
                Partners, L.P. for the year ended December 31, 2001

---------------

* Filed herewith.

     (b) Reports on Form 8-K

          (1) Current Report on Form 8-K dated November 9, 2001 was filed on November 9, 2001 pursuant to Item 9. of that form.

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

          (2) Current Report on Form 8-K dated January 16, 2002 was filed on January 16, 2002 pursuant to Item 9. of that form.

          Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make presentations on January 17, 2002 to analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KINDER MORGAN, INC.
                                          (Registrant)

                                          By       /s/ C. PARK SHAPER
                                            ------------------------------------
                                                       C. Park Shaper
                                             Vice President and Chief Financial
                                                           Officer

Date: February 18, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





           /s/ EDWARD H. AUSTIN, JR.                                    Director
------------------------------------------------
             Edward H. Austin, Jr.




             /s/ CHARLES W. BATTEY                                      Director
------------------------------------------------
               Charles W. Battey




              /s/ STEWART A. BLISS                                      Director
------------------------------------------------
                Stewart A. Bliss




               /s/ TED A. GARDNER                                       Director
------------------------------------------------
                 Ted A. Gardner




              /s/ WILLIAM J. HYBL                                       Director
------------------------------------------------
                William J. Hybl




             /s/ RICHARD D. KINDER                   Chairman, Chief Executive Officer and Director
------------------------------------------------             (Principal Executive Officer)
               Richard D. Kinder




             /s/ WILLIAM V. MORGAN                             Vice Chairman and Director
------------------------------------------------
               William V. Morgan




            /s/ EDWARD RANDALL, III                                     Director
------------------------------------------------
              Edward Randall, III




                                                                        Director
------------------------------------------------
                 Fayez Sarofim





               /s/ C. PARK SHAPER                      Vice President and Chief Financial Officer
------------------------------------------------      (Principal Financial and Accounting Officer)
                 C. Park Shaper




              /s/ H. A. TRUE, III                                       Director
------------------------------------------------
                H. A. True, III

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
Exhibit 2(a)   Agreement and Plan of Merger, dated as of July 8, 1999, by and among K N Energy, Inc., Rockies Merger Corp., and Kinder
               Morgan, Inc., (Annex A-1 of Registration Statement on Form
               S-4 (File No. 333-85747))
Exhibit 2(b)   First Amendment to Agreement and Plan of Merger, dated as of
               August 20, 1999, by and among K N Energy, Inc., Rockies
               Merger Corp., and Kinder Morgan, Inc., (Annex A-2 of
               Registration Statement on Form S-4 (File No. 333-85747))
Exhibit 2(c)   Contribution Agreement, dated as of December 30, 1999, by
               and among Kinder Morgan, Inc., Natural Gas Pipeline Company of America, K N Gas Gathering, Inc., Kinder Morgan G.P.,
               Inc. and Kinder Morgan Energy Partners, L.P. (Exhibit 99.1
               to Current Report on Form 8-K filed on January 14, 2000)
Exhibit 3(a)   Restated Articles of Incorporation of Kinder Morgan, Inc.
               (Exhibit 3(a) to the Annual Report on Form 10-K/A, Amendment
               No. 1 filed on May 22, 2000)
Exhibit 3(b)   Certificate of Amendment to the Restated Articles of
               Incorporation of Kinder Morgan, Inc. as filed on October 7,
               1999, with the Secretary of State of Kansas (Exhibit 3.1 to
               Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999)
Exhibit 3(c)   Bylaws of Kinder Morgan, Inc., as amended to October 7, 1999
               (Exhibit 3.2 to Kinder Morgan, Inc.'s Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999)
Exhibit 4(a)   Indenture dated as of September 1, 1988, between K N Energy,
               Inc. and Continental Illinois National Bank and Trust
               Company of Chicago (Exhibit 4(a) to the Annual Report on
               Form 10-K/A, Amendment No. 1 filed on May 22, 2000)
Exhibit 4(b)   First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National
               Bank and Trust Company of Chicago (Exhibit 4.2, File No.
               33-45091)
Exhibit 4(c)   Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National
               Association (Exhibit 4(c) to the Annual Report on Form
               10-K/A, Amendment No. 1 filed on May 22, 2000)
Exhibit 4(d)   Indenture dated as of November 20, 1993, between K N Energy,
               Inc. and Continental Bank, National Association (Exhibit
               4.1, File No. 33-51115) (Note -- Copies of instruments
               relative to long-term debt in authorized amounts that do not exceed 10 percent of the consolidated total assets of Kinder
               Morgan and its subsidiaries have not been furnished. Kinder
               Morgan will furnish such instruments to the Commission upon request.
Exhibit 4(e)   $500,000,000 364-Day Credit Agreement among Kinder Morgan,
               Inc., certain banks listed therein and Bank of America, N.
               A. (Exhibit 4(e) to the Annual Report on Form 10-K for the
               year ended December 31, 2000)
Exhibit        Form of Amendment No. 1 to the $500,000,000 364-Day Credit
  4(f)*        Agreement among Kinder Morgan, Inc., certain banks listed
               therein and Bank of America, N.A.
Exhibit 4(g)   $400,000,000 Amended and Restated Five-Year Credit Agreement
               dated January 30, 1998 among K N Energy, Inc., certain banks listed therein and Morgan Guaranty Trust Company of New
               York, as Administrative Agent (Exhibit 4(f) to the Annual
               Report on Form 10-K for the year ended December 31, 1997)

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
Exhibit 4(h)   Amendment No. 1 to the $400,000,000 Five-Year Amended and
               Restated Credit Agreement dated as of November 6, 1998 among
               K N Energy, Inc., certain banks listed therein and Morgan
               Guaranty Trust Company of New York, as Administrative Agent
               (Exhibit 4(j) to the Annual Report on Form 10-K for the year ended December 31, 1998)
Exhibit 4(i)   Amendment No. 2 to the $400,000,000 Five-Year Amended and
               Restated Credit Agreement dated as of January 8, 1999 among
               K N Energy, Inc., certain banks listed therein and Morgan
               Guaranty Trust Company of New York, as Administrative Agent
               (Exhibit 4(l) to the Annual Report on Form 10-K for the year ended December 31, 1998)
Exhibit 4(j)   Rights Agreement between K N Energy, Inc. and the Bank of
               New York, as Rights Agent, dated as of August 21, 1995
               (Exhibit 1 on Form 8-A dated August 21, 1995)
Exhibit 4(k)   Amendment No. 1 to Rights Agreement between K N Energy, Inc.
               and the Bank of New York, as Rights Agent, dated as of
               September 8, 1998 (Exhibit 10(cc) to the Annual Report on
               Form 10-K for the year ended December 31, 1998)
Exhibit 4(l)   Amendment No. 2 to Rights Agreement of Kinder Morgan, Inc.
               dated July 8, 1999, between Kinder Morgan, Inc. and First
               Chicago Trust Company of New York, as successor-in-interest to the Bank of New York, as Rights Agent (Exhibit 4.1 to
               Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999)
Exhibit        Form of Amendment No. 3 to Rights Agreement of Kinder
  4(m)*        Morgan, Inc. dated September 1, 2001, between Kinder Morgan,
               Inc. and First Chicago Trust Company of New York, as Rights
               Agent
Exhibit        1994 Amended and Restated Kinder Morgan, Inc. Long-term
  10(a)        Incentive Plan (Appendix A to the Kinder Morgan, Inc. 2000
               Proxy Statement on Schedule 14A)
Exhibit        Kinder Morgan, Inc. Amended and Restated 1999 Stock Option
  10(b)        Plan (Appendix B to the Kinder Morgan, Inc. 2000 Proxy
               Statement on Schedule 14A)
Exhibit        Kinder Morgan, Inc. Amended and Restated 1992 Stock Option
  10(c)        Plan for Nonemployee Directors (Appendix C to the Kinder
               Morgan, Inc. 2000 Proxy Statement on Schedule 14A)
Exhibit        2000 Annual Incentive Plan of Kinder Morgan, Inc. (Appendix
  10(d)        D to the Kinder Morgan, Inc. 2000 Proxy Statement on
               Schedule 14A)
Exhibit        Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix
  10(e)        E to the Kinder Morgan, Inc. 2000 Proxy Statement on
               Schedule 14A)
Exhibit        Form of Nonqualified Stock Option Agreement (Exhibit 10(f)
  10(f)        to the Annual Report on Form 10-K for the year ended
               December 31, 2000)
Exhibit        Form of Restricted Stock Agreement (Exhibit 10(g) to the
  10(g)        Annual Report on Form 10-K for the year ended December 31,
               2000)
Exhibit        Directors and Executives Deferred Compensation Plan
  10(h)        effective January 1, 1998 for executive officers and
               directors of K N Energy, Inc. (Exhibit 10(aa) to the Annual
               Report on Form 10-K for the year ended December 31, 1998)
Exhibit        Employment Agreement dated October 7, 1999, between the
  10(i)        Company and Richard D. Kinder (Exhibit 99.D of the Schedule
               13D filed by Mr. Kinder on October 8, 1999)
Exhibit        Employment Agreement dated April 20, 2000, by and among
  10(j)        Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and David G.
               Dehaemers, Jr. (filed as Exhibit 10(a) to Kinder Morgan,
               Inc.'s Form 10-Q for the quarter ended March 31, 2000)
Exhibit        Employment Agreement dated April 20, 2000, by and among
  10(k)        Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Michael C.
               Morgan (filed as Exhibit 10(b) to Kinder Morgan, Inc.'s Form
               10-Q for the quarter ended March 31, 2000)

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
Exhibit        Retention Agreement dated January 17, 2002, by and between
  10(l)*       Kinder Morgan, Inc. and C. Park Shaper
Exhibit        Subsidiaries of the Registrant
  21.1*
Exhibit        Consent of Independent Accountants
  23.1*
Exhibit        The financial statements of Kinder Morgan Energy Partners,
  99.1*        L.P. and subsidiaries included on pages 74 through 137 on
               the Annual Report on Form 10-K of Kinder Morgan Energy
               Partners, L.P. for the year ended December 31, 2001

---------------
* Filed herewith.