Form 10-Q
period 2002-03-31
KINDER MORGAN INC
filed 2002-05-10
CIK 54502

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number 1-6446

KINDER MORGAN, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-0290000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Dallas Street, Suite 1000, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Yes X    No___

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: Common Stock, $5 par value; outstanding 122,139,676 shares as of April 30, 2002.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	March 31,	December 31,
	2002	2001
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 11,701	$ 16,134
Restricted Deposits	8,383	15,010
Notes Receivable:
Related Party	31,720	22,576
Other	46,649	18,890
Accounts Receivable, Net:
Trade	115,922	161,926
Related Parties	40,099	29,502
Inventories	46,156	61,959
Gas Imbalances	53,165	50,775
Other	32,340	37,609
	386,135	414,381

Investments:
Kinder Morgan Energy Partners	2,824,081	2,806,146
Other	437,359	449,056
	3,261,440	3,255,202

Property, Plant and Equipment	6,110,661	6,078,834
Less Accumulated Depreciation and Amortization	400,885	374,882
	5,709,776	5,703,952

Deferred Charges and Other Assets	155,059	159,550

Total Assets	$9,512,410	$9,533,085
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	March 31,	December 31,
	2002	2001
	(In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 706,267	$ 206,267
Notes Payable	561,800	423,785
Accounts Payable:
Trade	90,797	160,309
Related Parties	-	70,606
Accrued Interest	34,446	76,606
Accrued Taxes	67,500	16,348
Gas Imbalances	66,363	58,266
Reserve for Loss on Disposal of Discontinued Operations	1,731	5,209
Other	65,720	102,492
	1,594,624	1,119,888

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,433,554	2,427,089
Other	247,006	228,631
	2,680,560	2,655,720

Long-term Debt	1,883,760	2,404,967

Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	822,577	817,513

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 129,631,879 and 129,092,689 Shares,
Respectively, Before Deducting 7,048,111 and 5,165,911
Shares Held in Treasury	648,159	645,463
Additional Paid-in Capital	1,669,720	1,652,846
Retained Earnings	302,194	219,995
Treasury Stock	(356,196)	(263,967)
Other	(7,988)	5,660
Total Stockholders' Equity	2,255,889	2,259,997

Total Liabilities and Stockholders' Equity	$9,512,410	$9,533,085
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended March 31,
	2002	2001
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 153,406	$ 170,815
Natural Gas Sales	120,776	128,429
Other	17,219	25,980
Total Operating Revenues	291,401	325,224

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	101,247	133,308
Operations and Maintenance	29,080	30,510
General and Administrative	19,550	16,308
Depreciation and Amortization	26,004	26,314
Taxes, Other Than Income Taxes	7,165	6,362
Total Operating Costs and Expenses	183,046	212,802

Operating Income	108,355	112,422

Other Income and (Expenses):
Investment in Kinder Morgan Energy Partners:
Equity in Earnings	90,091	55,037
Amortization of Excess Investment	-	(6,951)
Equity in Earnings (Losses) of Other Equity Investments	2,372	(4,879)
Interest Expense, Net	(39,548)	(58,287)
Minority Interests	(12,777)	(5,645)
Other, Net	3,573	2,973
Total Other Income and (Expenses)	43,711	(17,752)

Income Before Income Taxes and Extraordinary Item	152,066	94,670
Income Taxes	63,678	37,868
Income Before Extraordinary Item	88,388	56,802

Extraordinary Item - Loss on Early Extinguishment
of Debt, Net of Income Tax Benefit of $8,080	-	(12,119)

Net Income	$ 88,388	$ 44,683
	=========	=========

Basic Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.72	$ 0.50
Extraordinary Item - Loss on Early Extinguishment of Debt	-	(0.11)
Total Basic Earnings Per Common Share	$ 0.72	$ 0.39
	=========	=========

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	123,398	114,844
	=========	=========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.71	$ 0.47
Extraordinary Item - Loss on Early Extinguishment of Debt	-	(0.10)
Total Diluted Earnings Per Common Share	$ 0.71	$ 0.37
	=========	=========

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	124,829	121,320
	=========	=========

Dividends Per Common Share	$ 0.05	$ 0.05
	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 88,388	$ 44,683
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Extraordinary Loss on Early Extinguishment of Debt	-	20,199
Depreciation and Amortization	26,004	26,314
Deferred Income Taxes	9,990	25,188
Equity in Earnings of Kinder Morgan Energy Partners	(90,091)	(48,086)
Distributions from Kinder Morgan Energy Partners	70,394	44,500
Equity in Earnings of Other Investments	(2,372)	4,879
Minority Interests in Income of Consolidated Subsidiaries	7,712	10
Deferred Purchased Gas Costs	(3,236)	5,206
Net Gains on Sales of Facilities	(2,567)	(63)
Changes in Other Working Capital Items	(8,411)	(19,182)
Other, Net	7,921	14,161
Net Cash Flows Provided by Continuing Operations	103,732	117,809
Net Cash Flows Used in Discontinued Operations	(3,478)	(7,506)
Net Cash Flows Provided by Operating Activities	100,254	110,303

Cash Flows From Investing Activities:
Capital Expenditures	(35,885)	(13,340)
Acquisitions	-	(15,000)
Other Investments	(29,565)	(19,061)
Proceeds from Sales of Other Assets	4,385	5,402
Net Cash Flows Used in Continuing Investing Activities	(61,065)	(41,999)
Net Cash Flows Provided by Discontinued Investing Activities	-	25,742
Net Cash Flows Used in Investing Activities	(61,065)	(16,257)

Cash Flows From Financing Activities:
Short-term Debt, Net	138,015	272,500
Long-term Debt Retired	(320)	(420,389)
Premiums Paid on Early Extinguishment of Debt	-	(28,529)
Common Stock Issued	9,728	14,584
Other Financing, Net	(90,347)	(56,024)
Treasury Stock Issued	-	1,417
Treasury Stock Acquired	(94,405)	-
Cash Dividends, Common Stock	(6,186)	(5,733)
Minority Interests, Net	(107)	(30)
Net Cash Flows Used in Financing Activities	(43,622)	(222,204)

Net Decrease in Cash and Cash Equivalents	(4,433)	(128,158)
Cash and Cash Equivalents at Beginning of Period	16,134	141,923
Cash and Cash Equivalents at End of Period	$ 11,701	$ 13,765
	===========	===========

For supplemental cash flow information, see Note 5.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     General

We are a provider of energy and related services and have operations in the Rocky Mountain and mid-continent regions of the United States, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. Services we offer include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services and (iii) designing, developing, constructing and operating electric generation facilities. We have both regulated and nonregulated operations. Our common stock is traded on the New York Stock Exchange under the symbol "KMI." As a result of our October 1999 acquisition of Kinder Morgan (Delaware), Inc., we own the general partner interest, as well as significant limited partner interests, in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners," and receive a substantial portion of our earnings from returns on these investments.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2001 Form 10-K. Certain prior period amounts have been reclassified to conform to the current presentation. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries.

2.     Kinder Morgan Management, LLC

In May 2001, Kinder Morgan Management, LLC, one of our indirect subsidiaries, issued and sold 29,750,000 limited liability shares (after adjustment for the stock split discussed following) in an underwritten initial public offering, with 2,975,000 of the shares purchased by Kinder Morgan, Inc. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. As discussed in our 2001 Form 10-K, we have certain rights and obligations with respect to these securities, including an obligation to, upon presentation by the holder, exchange the Kinder Morgan Management shares for Kinder Morgan Energy Partners' common units that we own or cash (at our option). As of March 31, 2002, approximately 2.9 million Kinder Morgan Management shares had been exchanged for Kinder Morgan Energy Partners' common units, with approximately 68,000 of these shares having been exchanged in the first quarter of 2002. At March 31, 2002, Kinder Morgan, Inc. owned approximately 6.1 million (19.7%) of Kinder Morgan Management's outstanding shares, including the only two voting shares.

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

Also on July 18, 2001, Kinder Morgan Management announced a two-for-one split of its shares. This share split, in the form of a one-share distribution for each share outstanding, occurred on August 31, 2001. All references to amounts of these securities in these Notes reflect the impact of these splits.

On February 14, 2002, Kinder Morgan Management paid a share distribution of 453,970 of its shares to shareholders of record as of January 31, 2002, based on the $0.55 per common unit distribution declared by Kinder Morgan Energy Partners. On May 15, 2002, Kinder Morgan Management will pay a share distribution of 527,572 of its shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

3.     Investments and Sales

Horizon Pipeline Company, L.L.C. ("Horizon"), a joint venture between Nicor-Horizon, a subsidiary of Nicor Inc. (NYSE: GAS), and Natural Gas Pipeline Company of America, is nearing completion of its new $82 million natural gas pipeline in northern Illinois and expects to commence commercial operation in May 2002. This project is being built and will be operated as an interstate pipeline company under the authority of the Federal Energy Regulatory Commission ("FERC").

Horizon Pipeline's natural gas pipeline entails the new construction of 28 miles of 36-inch diameter pipe, the lease of capacity in 42 miles of existing pipeline from Natural Gas Pipeline Company of America, and the installation of gas compression facilities. Upon completion of the project, Horizon Pipeline will be able to transport 380 million cubic feet of natural gas per day from near Joliet into McHenry County, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and the existing Natural Gas Pipeline Company of America pipeline system.

4.     Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options and, prior to their November 2001 maturity, Premium Equity Participating Security Units) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Weighted-average Common Shares Outstanding	123,398	114,844
Dilutive Common Stock Options	1,431	1,850
Dilutive Premium Equity Participating Security Units	-	4,626
Shares Used to Compute Diluted Earnings Per Common Share	124,829	121,320
	========	========

There were approximately 1,410,000 and 13,000 weighted-average stock options outstanding during the three months ended March 31, 2002 and 2001, respectively, which were excluded from the diluted earnings per share calculation because the effect of including them would have been antidilutive.

5.     Supplemental Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Other Working Capital Items,	Three Months Ended March 31,
Net of Effects of Acquisitions and Sales	2002	2001
Increase (Decrease) in Cash and Cash Equivalents	(In thousands)

Accounts Receivable	$ 46,467	$ (11,085)
Materials and Supplies Inventory	6,541	(1,345)
Gas in Underground Storage - Current	9,262	(4,399)
Other Current Assets	561	(14,465)
Accounts Payable	(56,396)	27,508
Other Current Liabilities	(14,846)	(15,396)
	$ (8,411)	$ (19,182)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 66,625	$ 92,885
	=========	=========
Income Taxes Paid (Received)	$ 4,272	$ (5,141)
	=========	=========

As discussed in Note 2, Kinder Morgan, Inc. exchanged approximately 68,000 common units of Kinder Morgan Energy Partners for Kinder Morgan Management shares during the first quarter of 2002 in non-cash transactions.

6.     Business Segments

In accordance with the manner in which we currently manage our businesses, including the allocation of capital and evaluation of business unit performance, our principal business segments are: (1) Natural Gas Pipeline Company of America (NGPL) and affiliated companies, a major interstate natural gas pipeline and storage system, (2) Kinder Morgan Retail, the regulated sale of natural gas to residential, commercial and industrial customers and non-utility sales of natural gas to certain utility customers under the Choice Gas Program, a program that allows utility customers to choose their natural gas provider and (3) Power and Other, the construction and operation of natural gas-fired electric generation facilities.  Prior to 2002, Power and Other also included various other activities not constituting separately managed or reportable business segments.

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2001 Form 10-K, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business unit performance. An exception to this is that Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results. These equity method earnings are included in "Other Income and (Expenses)" in the accompanying interim Consolidated Statements of Income. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31, 2002
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets at 3/31/02
	(In thousands)

Natural Gas Pipeline Company of America	$ 95,618	$ 183,089	$ -	$ 21,764	$ 18,034	$5,585,925
Kinder Morgan Retail	24,858	97,627	-	3,470	845	379,230
Power and Other	9,740	10,685	-	770	17,006	3,547,255[1]
Consolidated	130,216	$ 291,401	$ -	$ 26,004	$ 35,885	$9,512,410
		==========	==========	==========	==========	==========
General and Administrative Expenses	(19,550)
Other Income and (Expenses)	41,400
Income Before Income Taxes and
Extraordinary Item	$ 152,066
	==========
	Three Months Ended March 31, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)

Natural Gas Pipeline Company of America	$ 93,882	$ 172,114	$ -	$ 21,477	$ 5,903
Kinder Morgan Retail	23,537	127,242	44	3,051	7,398
Power and Other	9,617	25,868	2,031	1,786	39
Consolidated	127,036	$ 325,224	$ 2,075	$ 26,314	$ 13,340
		==========	==========	==========	==========
General and Administrative Expenses	(16,308)
Other Income and (Expenses)	(16,058)
Income Before Income Taxes and
Extraordinary Item	$ 94,670
	==========

1Principally our investment in Kinder Morgan Energy Partners and corporate cash and receivables. Earnings attributable to our investment in Kinder Morgan Energy Partners are included with "Other Income and (Expenses)."

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

7.     Financing

We have available a $500 million 364-day credit facility dated October 23, 2001, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program and, as discussed in our 2001 Form 10-K, include covenants that are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on our senior debt rating. We had no borrowings under our bank facilities at March 31, 2002.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at March 31, 2002 was $561.8 million. Our weighted-average interest rate on short-term borrowings outstanding at March 31, 2002 was 2.28 percent. Average short-term borrowings outstanding during the first quarter of 2002 were $488.5 million and the weighted-average interest rate was 2.25 percent.

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

On April 17, 2002, our Board of Directors approved a common stock dividend of $0.05 per share payable on May 15, 2002 to shareholders of record as of April 30, 2002.

8.     Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock. On February 5, 2002, we announced that our Board of Directors had approved expanding the program to a total of $400 million. As of March 31, 2002, we had repurchased a total of approximately $362.6 million (7,177,000 shares) of our outstanding common stock under the program, of which $92.2 million (1,882,200 shares) was repurchased in the first quarter of 2002.

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

On April 5, 2002, the D.C. Circuit issued an order largely affirming Order Nos. 637, et seq. The D.C. Circuit did remand the FERC's decision to impose a 5-year cap on bids the existing shipper would have to match in the right of first refusal process. The D.C. Circuit also remanded the FERC's decision to allow forward-hauls and backhauls to the same point. Finally, the D.C. Circuit held that several aspects of the FERC's segmentation policy and its policy on discounting at alternate points were not ripe for review.

The FERC, in a Notice of Proposed Rulemaking in RM01-10-000, has proposed standards of conduct to govern interactions between interstate natural gas pipelines and electric transmission utilities and their energy affiliates. These standards would entirely replace the current standards of conduct related to affiliate interaction. Numerous parties, including Natural Gas Pipeline Company of America, have filed comments on the proposed rulemaking, which is awaiting further action by the FERC. A technical conference on the proposed rulemaking will be held on May 21, 2002.

Currently, there are no material proceedings challenging the rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future.

10.     Comprehensive Income

Our comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net Income	$ 88,388	$ 44,683
Change in Unrealized Gain on Derivatives
Utilized for Hedging Purposes, Net of Tax	(5,251)	12,124
Cumulative Effect Transition Adjustment, Net of Tax	-	(11,883)
Comprehensive Income	$ 83,137	$ 44,924
	=========	=========

11.    Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three months ended March 31, 2002 and 2001, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive income balance of $4.6 million, representing unrecognized net gains on derivative activities at March 31, 2002. During the three months ended March 31, 2002 and 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.0 billion. These agreements effectively convert the interest expense associated with our 6.65% senior notes due in 2005 and our 7.25% debentures due in 2028 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges, accounted for utilizing the "shortcut" method prescribed for qualifying fair value hedges. Accordingly, at each reporting date, the carrying value of the swap is adjusted to its fair value, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

12.    Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Income is net of the debt component of the allowance for funds used during construction, which was $0.4 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively.

13.    Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest. In addition, we own limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2001 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Form 10-Q for the quarter ended March 31, 2002 and in its 2001 Form 10-K.

Three Months Ended March 31,
	2002	2001
(In thousands)
Operating Revenues	$ 803,065	$ 1,028,645
Operating Expenses	637,209	890,294
Operating Income	$ 165,856	$ 138,351
	===========	===========

Net Income	$ 141,433	$ 101,667
	===========	===========

14.    Environmental and Legal Matters

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

See Note 10(A) of Notes to Consolidated Financial Statements and "Litigation and Environmental" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2001 Form 10-K for additional information regarding environmental matters.

(B)    Litigation Matters

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado, its parent Questar Pipeline Company, and other affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges, among other things, Questar breached its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain of its affiliates for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. The parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. The Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. On July 19, 2001, the Court granted K N TransColorado's motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. On August 14, 2001, the Court granted leave to Questar to file its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegations against us as set forth above. Fact discovery and expert discovery have closed. Trial of the matter commenced on April 1, 2002.

Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686. On June 5, 1990, Jack J. Grynberg filed suit in Jefferson County District Court For Colorado against Rocky Mountain Natural Gas Company and us alleging breach of contract and fraud. In essence, Grynberg asserts claims that the named companies failed to pay Grynberg the proper price, impeded the flow of natural gas, mismeasured natural gas, delayed his development of natural gas reserves, and other claims arising out of a contract to purchase natural gas from a field in northwest Colorado. On February 13, 1997, the trial judge entered partial summary judgment for Grynberg on his contract claim that he failed to receive the proper price for his natural gas. This ruling followed an appellate decision that was adverse to us on the contract interpretation of the price issue, but which did not address the question of whether Grynberg could legally receive the price he claimed or whether he had illegally diverted natural gas from a prior purchase. Grynberg has previously claimed damages in excess of $30 million. On August 29, 1997, the trial judge stayed the summary judgment pending resolution of a proceeding at the FERC to determine if Grynberg was entitled to administrative relief from an earlier dedication of the same natural gas to interstate commerce. On March 15, 1999, an Administrative Law Judge for the FERC ruled, after an evidentiary hearing, that Mr. Grynberg had illegally diverted the natural gas when he entered the contract with the named companies and was not entitled to relief. Grynberg filed exceptions to this ruling. In late March 2000, the FERC issued an order affirming in part and denying in part the motions for rehearing of its Initial Decision. On November 21, 2000, the FERC upheld the Administrative Law Judge's factual findings and denial of retroactive abandonment. On June 14, 2001, Rocky Mountain Natural Gas Company filed a motion for Summary Judgment and To Vacate the February 13, 1997, Partial Summary Judgment, as a result of the conclusion of the FERC proceedings. On August 16, 2001, the Court granted Plaintiff's Motion to Continue the Stay of these proceedings pending the proceedings in federal court.

On February 8, 2002, the parties reached an agreement in principle to settle all pending litigation, subject to the federal district court adopting the findings and conclusions of a court appointed Special Master that the Kinder Morgan entities acted prudently in entering the settlement agreement and that the agreement was prudent, fair and reasonable to Rocky Mountain Natural Gas Company and the Kinder Morgan entities' customers/rate payers. On February 20, 2002, such findings were entered by the Special Master, and on March 13, 2002 the federal court adopted those findings and stated that the terms and conditions of the Settlement Agreement should be approved and the litigation actions dismissed. All of the lawsuits between the parties were dismissed shortly thereafter.

As part of the settlement agreement, Grynberg received $16.825 million (including forgiveness of a $10.4 million obligation owing from Grynberg) for purchased gas costs for gas delivered, and Rocky Mountain

Natural Gas Company agreed to seek to recover from its customers/rate payers both that amount as well as an additional $15.625 million in purchased gas costs in a proceeding before the Public Utilities Commission for the State of Colorado. The proceeding before the Public Utilities Commission for the State of Colorado has not yet been filed. In addition, Grynberg conveyed his interests in the Blue Gravel Field (the natural gas producing property at issue in the litigation) to Rocky Mountain Natural Gas Company for the benefit of its customers/rate payers.

Jack J. Grynberg v. K N Energy, Inc., Rocky Mountain Natural Gas Company, and GASCO, Inc., Civil Action No. 92-N-2000. On October 9, 1992, Jack J. Grynberg filed suit in the United States District Court for the District of Colorado against us, Rocky Mountain Natural Gas Company and GASCO, Inc. alleging that these entities, the K N Entities, as well as K N Production Company and K N Gas Gathering, Inc., have violated federal and state antitrust laws. In essence, Grynberg asserts that the companies have engaged in an illegal exercise of monopoly power, have illegally denied him economically feasible access to essential facilities to store, transport and distribute gas, and illegally have attempted to monopolize or to enhance or maintain an existing monopoly. Grynberg also asserts certain state causes of action relating to a gas purchase contract. In February 1999, the Federal District Court granted summary judgment for the K N Entities as to some of Grynberg's antitrust and state law claims, while allowing other claims to proceed to trial. Grynberg has previously claimed damages in excess of $50 million. In addition to monetary damages, Grynberg has requested that the K N Entities be ordered to divest all interests in natural gas exploration, development and production properties, all interests in distribution and marketing operations, and all interests in natural gas storage facilities, in order to separate these interests from our natural gas gathering and transportation system in northwest Colorado. As described previously, the parties settled this matter together with Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., on the terms described above.

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

K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. The case was filed on May 21, 1999. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach of contract. Rode and McDonald are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. On April 6, 2001, the Colorado Court of Appeals affirmed the dismissal. Rode and McDonald also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On June 20, 2000, the federal district court dismissed this Complaint with prejudice. The district court's dismissal was subsequently affirmed by the Tenth Circuit Court of Appeals on April 23, 2002. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. We have moved to dismiss this complaint and the briefing on the motion is complete. On March 29, 2002, the court dismissed the Adams plaintiffs' second amended complaint with prejudice.

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

See Note 10(B) of Notes to Consolidated Financial Statements of our 2001 Form 10-K for additional information regarding legal matters.

15.    Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying interim Statements of Consolidated Cash Flows under the caption "Net Cash Flows Used in Discontinued Operations" result from cash activity attributable to retained liabilities associated with these discontinued operations. The caption "Net Cash Flows Provided By Discontinued Investing Activities," for the three months ended March 31, 2001, includes cash received for discontinued operations sold during 2000. Note 7 of Notes to Consolidated Financial Statements of our 2001 Form 10-K contains additional information on these matters.

16.    Goodwill - Adoption of Statement 142

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, referred to in the following discussion as "SFAS 142." SFAS 142, which superceded Accounting Principles Board Opinion No. 17, Intangible Assets, addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. SFAS 142 was required to be applied in fiscal years beginning after December 15, 2001 and we adopted it on January 1, 2002.

SFAS 142 provides that goodwill in each reporting unit must be tested for impairment at the beginning of the fiscal year in which this statement is initially applied in its entirety, and further provides that an entity has six months from the date of initial application to complete the first step of that transitional goodwill impairment test. If the carrying value of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of that transitional goodwill impairment test must be completed as soon as possible, but no later than the end of the year of initial application. Any impairment loss recognized as a result of a transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. The only goodwill we currently have recorded (approximately $23 million) relates to our third-quarter 1998 acquisition of interests in three independent power plants from the Denver-based Thermo Companies.

In addition to the goodwill discussed above, we also have "equity method goodwill" (approximately $1.03 billion as of December 31, 2001) as a result of our third-quarter 1999 acquisition of Kinder Morgan Delaware, the indirect owner of the general partner of and certain limited partner interests in Kinder Morgan Energy Partners. This equity method goodwill, while subject to the provisions of SFAS 142 requiring that amortization no longer be recorded, is not subject to the impairment provisions of SFAS 142 but, instead, continues to be subject to the impairment provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which provides that an impairment be recognized when there is a loss in the value of an investment that is other than a temporary decline. We estimate that implementation of SFAS 142 will result in a $0.12 per diluted common share reduction of our amortization of intangible assets and goodwill in 2002, principally due to the cessation of amortization of our equity-method goodwill, and providing that no goodwill impairment is determined to be necessary.

Had SFAS 142 been in effect prior to January 1, 2002, our reported net income and earnings per share would have been as follows:

Three Months Ended March 31,
	2002	2001
(In thousands except per share amounts)
Reported Net Income	$ 88,388	$ 44,683
Add Back: Goodwill Amortization	-	4,292
Adjusted Net Income	$ 88,388	$ 48,975
	========	========

Basic Earnings Per Share:
Reported Net Income	$ 0.72	$ 0.39
Goodwill Amortization	-	0.04
Adjusted Net Income	$ 0.72	$ 0.43
	========	========

Diluted Earnings Per Share:
Reported Net Income	$ 0.71	$ 0.37
Goodwill Amortization	-	0.03
Adjusted Net Income	$ 0.71	$ 0.40
	========	========

17.    Recent Accounting Pronouncements

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

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. It also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions in this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of the provisions of this Statement is encouraged, and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which this Statement is issued.

As a result of the rescission of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Applying the provisions of Accounting Principles Board Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require us, when the provisions are applied, to reclassify, in income statements that include the first and third quarters of 2001, the loss on extinguishment of debt that was classified as an extraordinary item.

18.    Commitments and Contingent Liabilities

Note 19 of Notes to Consolidated Financial Statements included in our 2001 Form 10-K contains a discussion of our commitments and contingent liabilities as of December 31, 2001. The contingent obligation discussed in Note 19(E) of our 2001 Form 10-K, the potential requirement to assume a $250 million note in conjunction with a power plant facility, still exists as the closing of long-term, third-party financing by the owner of the facility has not yet occurred.  The time period for closing this financing, however, has been extended, and we expect the closing to occur in May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes and the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected for an entire year. In this report Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as "Kinder Morgan Energy Partners."

Consolidated Financial Results

	Three Months Ended March 31,		Increase
	2002	2001	(Decrease)
(In thousands except per share amounts)

Operating Revenues	$ 291,401	$ 325,224	$ (33,823)
	==========	==========	==========
Gross Margin	$ 190,154	$ 191,916	$ (1,762)
	==========	==========	==========
General and Administrative Expenses	$ 19,550	$ 16,308	$ 3,242
	==========	==========	==========
Operating Income	$ 108,355	$ 112,422	$ (4,067)
Other Income and (Expenses)	43,711	(17,752)	61,463
Income Taxes	63,678	37,868	25,810
Extraordinary Item - Loss on Early
Extinguishment of Debt, Net of Tax	-	(12,119)	12,119
Net Income	$ 88,388	$ 44,683	$ 43,705
	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.71	$ 0.47	$ 0.24
Extraordinary Item - Loss on Early
Extinguishment of Debt	-	(0.10)	0.10
Total Diluted Earnings Per Common Share	$ 0.71	$ 0.37	$ 0.34
	==========	==========	==========

Total diluted earnings per common share increased from $0.37 in the first quarter of 2001 to $0.71 in the first quarter of 2002, an increase of $0.34 (92%). Excluding the effect of an extraordinary after-tax loss in 2001of $12.1 million, or $0.10 per diluted common share, diluted earnings per common share increased from $0.47 in the first quarter of 2001 to $0.71 in the first quarter of 2002, an increase of $0.24 (51%). Income before the extraordinary item was positively impacted in the first quarter of 2002, compared to 2001, primarily by (i) increased equity in earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners and the cessation of amortization of excess investment ($4.3 million after taxes was included in the results for the first quarter of 2001) due to the adoption of SFAS No. 142 as discussed under "Recently Issued Accounting Standards" elsewhere herein and in Note 16 of the accompanying Notes to Consolidated Financial Statements, (ii) decreased interest expense and (iii) increased earnings from other equity investments. These positive impacts were partially offset by (i) an increase in general and administrative expenses, principally increased insurance expense and employee benefit and compensation costs and (ii) increased income tax expense. The number of shares used to calculate diluted earnings per share was approximately 3.5 million (2.9%) higher for the first quarter of 2002 than the first quarter of 2001. The number of shares used to calculate diluted earnings per share was impacted by, among other things, the November 2001 issuance of 13.4 million common shares upon the maturity of our Premium Equity Participating Security Units. This increase in common shares was partially offset by our share repurchase program, under which we repurchased 5.3 million shares in 2001 and an additional 1.9 million shares in the first quarter of 2002. In addition, fluctuations in the market price of our stock affect the dilutive impact of our outstanding common stock options.

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into discrete business segments so that performance can be effectively monitored and reported. Currently, we manage and report our operations in the following segments:

Business Segment	Business Conducted	Referred to As:
Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
Retail Natural Gas Distribution	The regulated transportation, distribution and sale of natural gas to residential, commercial and industrial customers and the non-regulated sale of natural gas to certain utility customers under the Choice Gas Program
Kinder Morgan Retail
Power and Other	The construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments	Power and Other

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2001 Form 10-K, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business unit performance. An exception to this is that Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Income. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

Following are operating results by individual business unit (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

	Three Months Ended March 31,		Increase
	2002	2001	(Decrease)
	(In thousands except systems throughput)

Operating Revenues	$183,089	$172,114	$ 10,975
	========	========	========
Gross Margin	$139,977	$136,228	$ 3,749
	========	========	========
Segment Earnings	$ 95,618	$ 93,882	$ 1,736
	========	========	========

Systems Throughput (Trillion Btus)	397.9	399.0	(1.1)
	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $1.7 million, or 1.8%, from the first quarter of 2001 to the first quarter of 2002. Operating results for the first quarter of 2002 were positively affected, relative to the same period in 2001, by increased margins from operational natural gas sales. The increase in gross margin was partially offset by (i) increased expenses related to system right of way costs, (ii) increased expenses related to the operations and maintenance of natural gas storage facilities and (iii) increased ad-valorem taxes. Although systems throughput decreased slightly in 2002, this reduction did not have any significant impact on revenues due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

We expect two major expansion projects will contribute additional segment earnings for Natural Gas Pipeline Company of America. The Horizon Pipeline project in Northern Illinois is nearing completion and we expect commercial operation to commence in May 2002. Having received all necessary regulatory approvals and easements along rights-of-way, Natural Gas Pipeline Company of America expects to begin construction, in May 2002, of 51 miles of 24-inch diameter pipeline, extending its system into the metropolitan east area of St. Louis, Missouri. We expect Natural Gas Pipeline Company of America to commence operation of this pipeline extension in August 2002.

Kinder Morgan Retail
	Three Months Ended March 31,		Increase
	2002	2001	(Decrease)
(In thousands except systems throughput)

Total Operating Revenues	$ 97,627	$127,286	$(29,659)
	========	========	========
Gross Margin	$ 40,580	$ 37,620	$ 2,960
	========	========	========
Segment Earnings	$ 24,858	$ 23,537	$ 1,321
	========	========	========

Systems Throughput (Trillion Btus)[1]	13.5	14.8	(1.3)
	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings increased from $23.5 million in the first quarter of 2001 to $24.9 million in the first quarter of 2002, an increase of $1.3 million (5.6%). The decrease of $29.7 million (23.3%) in operating revenues, from $127.3 million in the first quarter of 2001 to $97.6 million in the first quarter of 2002, is due to lower natural gas prices in 2002 (a component of the overall gas sales price) and is offset by lower expenses for natural gas purchases. Gross margin increased from $37.6 million in the first quarter of 2001 to $40.6 million in the first quarter of 2002, an increase of $3.0 million (7.9%). The increase in gross margin is primarily due to (i) revenues derived from the acquisition of natural gas distribution facilities, as described in the following paragraph and (ii) the addition of new customers in our existing service territories. Although system throughput volumes decreased by approximately 9 percent, the effects of this decrease were mitigated by our weather-hedging program, which is designed to reduce weather-related volatility of earnings and cash flows. The increase in gross margins was partially offset by additional operating expenses incurred to operate the new facilities.

During the fourth quarter of 2001, Kinder Morgan Retail successfully completed the acquisition of natural gas distribution facilities from Citizens Communications Company (NYSE: CZN, CZB) for approximately $11 million in cash and assumed liabilities. The natural gas distribution assets serve approximately 13,400 residential, commercial and agricultural customers in Bent, Crowley, Otero, Archuleta, La Plata and Mineral Counties in Colorado. Please refer to our 2001 Form 10-K for additional information regarding Kinder Morgan Retail.

Power and Other
	Three Months Ended March 31,		Increase
	2002	2001	(Decrease)
(In thousands)

Total Operating Revenues	$ 10,685	$ 27,899	$(17,214)
	========	========	========
Gross Margin	$ 9,597	$ 18,068	$ (8,471)
	========	========	========
Segment Earnings	$ 9,740	$ 9,617	$ 123
	========	========	========

First quarter 2002 results for this segment include only the results of our Power business unit. Operating results of the Power and Other segment for the first quarter of 2001 include $18.3 million of revenue, $9.8 million of gross margin and $5.7 million of segment earnings resulting from our agreements with Kerr-McGee Gathering LLC (formerly HS Resources, Inc.), which agreements concluded upon the sale of our Wattenberg natural gas facilities to Kerr-McGee in the fourth quarter of 2001. Excluding the Wattenberg facilities, segment revenue increased by $1.1 million, gross margin increased by $1.3 million and segment earnings increased by $5.8 million from the first quarter of 2001 to the first quarter of 2002. Segment earnings for the first quarter of 2002 were positively impacted, relative to the first quarter of 2001, by (i) increased equity in earnings of Thermo Cogeneration Partnership resulting from lower natural gas costs, (ii) increased power plant development fees and (iii) decreased amortization charges as a result of newly adopted rules regarding amortization of goodwill (see "Recently Issued Accounting Standards" elsewhere herein and Note 16 of the accompanying Notes to Consolidated Financial Statements). These positive results were partially offset by increased operations and maintenance expenses related to power plant site development.

The construction of the Wrightsville, Arkansas and Jackson, Michigan power plants is expected to be completed during the second quarter of 2002. Given (i) the lengthy development phase, including the lengthy and uncertain permitting process that precedes actual construction of a power generation facility and (ii) the impact that projections of future electrical demand and pricing can have on the desirability, timing and locations for new power plant development, we are not forecasting the development of any additional power plants in 2002. Please refer to our 2001 Form 10-K for additional information regarding Power and Other.

Other Income and (Expenses)
	Three Months Ended March 31,		Earnings
	2002	2001	Increase (Decrease)
	(In thousands)

Interest Expense, Net	$(39,548)	$(58,287)	$ 18,739
Equity in Earnings of Kinder Morgan Energy Partners:
Equity in Earnings	90,091	55,037	35,054
Amortization of Excess Investment	-	(6,951)	6,951
Equity in Earnings (Losses) of Power Segment	2,311	(1,757)	4,068
Other Equity in Earnings (Losses)	61	(3,122)	3,183
Minority Interests	(12,777)	(5,645)	(7,132)
Other, Net	3,573	2,973	600
	$ 43,711	$(17,752)	$ 61,463
	========	========	========

"Other Income and (Expense)" was a net decrease to earnings of $17.8 million in the first quarter of 2001 and a net increase to earnings of $43.7 million in the first quarter of 2002. This positive change of $61.5 million is principally due to: (i) an increase of $35.1 million in equity in earnings of Kinder Morgan Energy Partners before amortization of excess investment (see Note 13 of the accompanying Notes to Consolidated Financial Statements), (ii) an increase of $7.0 million due to the elimination, as of January 1, 2002, of amortization related to the excess investment in Kinder Morgan Energy Partners (see "Recently Issued Accounting Standards" elsewhere herein and Note 16 of the accompanying Notes to Consolidated Financial Statements), (iii) a decrease of $18.7 million in net interest expense in the first quarter of 2002, reflecting reduced interest rates and reduced debt outstanding, and (iv) an increase of $7.3 million from equity in earnings of equity method investees, principally Thermo Cogeneration Partnership (note that we also include results from Thermo Cogeneration Partnership in our Power and Other segment) and TransColorado Gas Transmission Company. These favorable impacts were partially offset by an increase of $7.1 million in expense due to minority interest in the first quarter of 2002, due principally to the inclusion of the minority interest in Kinder Morgan Management, LLC (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

Income Taxes
	Three Months Ended March 31,		Increase
	2002	2001	(Decrease)
	(In thousands)

Income Tax Provision	$ 63,678	$ 37,868	$ 25,810
	========	========	========
Effective Tax Rate	41.9%	40.0%	1.9%
	========	========	========

The increase of $25.8 million in the income tax provision for the first quarter of 2002 over the first quarter of 2001 is principally the result of an increase of $57.4 million in income before income taxes and extraordinary items. The increase in the effective tax rate for the first quarter of 2002, in comparison with the first quarter of 2001, is due primarily to the impact on the effective tax rate of recording the minority interest in the earnings of Kinder Morgan Management, LLC on an after-tax basis.

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

Liquidity and Capital Resources

The following table gives the sources of our invested capital. The balances at December 31, 2000 and thereafter reflect the transfer of certain assets to Kinder Morgan Energy Partners effective as of that date, while the balances at December 31, 2001 and March 31, 2002 also reflect the May 2001 sale of shares of Kinder Morgan Management, LLC in a public offering. In addition to our results of operations, which affect the amount of cash we generate internally, financing activities such as (i) retirement of debt securities, (ii) the November 2001 maturity of our premium equity participating security units and (iii) reacquisition of our common stock under our $400 million stock repurchase program impact these balances in various periods. Additional information on these matters is contained under "Cash Flows" following and in Note 7 of the accompanying Notes to Consolidated Financial Statements.

The discussion under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. The contingent obligation discussed in Note 19(E) of our 2001 Form 10-K, the potential requirement to assume a $250 million note in conjunction with a power plant facility, still exists as the closing of long-term, third-party financing by the owner of the facility has not yet occurred.  The time period for closing this financing, however, has been extended, and we expect the closing to occur in May 2002.

	March 31,	December 31,
	2002	2001	2000	1999
	(Dollars in thousands)

Long-term Debt	$ 1,883,760	$ 2,404,967	$ 2,478,983	$ 3,293,326
Minority Interests	822,577	817,513	4,910	9,523
Common Equity	2,255,889	2,259,997	1,777,624	1,649,615
Capital Trust Securities	275,000	275,000	275,000	275,000
Capitalization	5,237,226	5,757,477	4,536,517	5,227,464
Short-term Debt, Less Cash and Cash Equivalents	1,256,366	613,918	766,244	555,189
Invested Capital	$ 6,493,592	$ 6,371,395	$ 5,302,761	$ 5,782,653
	===========	===========	===========	===========

Capitalization:
Long-term Debt	36.0%	41.8%	54.6%	63.0%
Minority Interests	15.7%	14.2%	0.1%	0.2%
Common Equity	43.1%	39.2%	39.2%	31.5%
Capital Trust Securities	5.2%	4.8%	6.1%	5.3%

Invested Capital:
Total Debt	48.4%	47.4%	61.2%	66.6%
Equity and Minority Investments,
Including Capital Trust Securities	51.6%	52.6%	38.8%	33.4%

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock. On February 5, 2002, we announced that our Board of Directors had approved expanding the program to a total of $400 million. As of March 31, 2002, we had repurchased a total of approximately $362.6 million (7,177,000 shares) of our outstanding common stock under the program, of which $92.2 million (1,882,200 shares) was repurchased in the first quarter of 2002.

In May 2001, Kinder Morgan Management, LLC, one of our indirect subsidiaries, issued and sold 29,750,000 limited liability shares (after adjustment for the stock split discussed following) in an underwritten initial public offering, with 2,975,000 of the shares purchased by Kinder Morgan, Inc. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. As discussed in our 2001 Form 10-K, we have certain rights and obligations with respect to these securities, including an obligation to, upon presentation by the holder, exchange the Kinder Morgan Management shares for Kinder Morgan Energy Partners' common units that we own or cash (at our option). As of March 31, 2002, approximately 2.9 million Kinder Morgan Management shares had been exchanged for Kinder Morgan Energy Partners' common units, with approximately 68,000 of these exchanges having occurred in the first quarter of 2002. At March 31, 2002, Kinder Morgan, Inc. owned approximately 6.1 million (19.7%) of Kinder Morgan Management's outstanding shares, including the only two voting shares.

On July 18, 2001, Kinder Morgan Energy Partners announced a two-for-one split of its common units. The common unit split, in the form of a one-common-unit distribution for each common unit outstanding, occurred on August 31, 2001. This split resulted in Kinder Morgan, Inc. receiving one additional common unit for each common unit it owned and Kinder Morgan Management receiving one additional i-unit for each i-unit it owned. Also on July 18, 2001, Kinder Morgan Management announced a two-for-one split of its shares. This share split, in the form of a one-share distribution for each share outstanding, occurred on August 31, 2001. All references to amounts of these securities reflect the impact of these splits.

On February 14, 2002, Kinder Morgan Management paid a share distribution of 453,970 of its shares to shareholders of record as of January 31, 2002, based on the $0.55 per common unit distribution declared by Kinder Morgan Energy Partners. On May 15, 2002, Kinder Morgan Management will pay a share distribution of an aggregate of 527,572 of its shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Statements of Consolidated Cash Flows and related supplemental disclosures included in our 2001 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" decreased from $110.3 million in the first quarter of 2001 to $100.3 million in the first quarter of 2002, a decrease of $10.0 million (9.1%). This decrease reflects an increase of $7.4 million in 2002 income before an extraordinary item, as adjusted to reflect the cash earnings impact of equity in earnings of Kinder Morgan Energy Partners, which positive variance was more than offset by increases of $9.4 million and $8.4 million in cash paid for income taxes and purchased gas costs, respectively, in the first quarter of 2002. Other miscellaneous changes, including working capital, were essentially offsetting.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" increased from $16.3 million in the first quarter of 2001 to $61.1 million in the first quarter of 2002, an increase of $44.8 million. This increase is principally due to the fact that the first quarter of 2001 included a $15 million cash outflow for acquisitions, offset by (i) an increase of $22.5 million in capital expenditures, (ii) an increase of $10.5 million of cash outflows for other investments, principally power plant development investments and (iii) the fact that the first quarter of 2001 included $25.7 million of proceeds from discontinued operations sold during 2000.

Net Cash Flows from Financing Activities

"Net Cash Flows Used in Financing Activities" decreased from $222.2 million in the first quarter of 2001 to $43.6 million in the first quarter of 2002, a decrease of $178.6 million. This decrease is principally due to the net effects of the fact that the first quarter of 2001 included a $448.5 million cash outflow for the early extinguishment of two series of debt securities (see Note 7 of the accompanying Notes to Consolidated Financial Statements), partially offset by (i) a $134.5 million decrease in net cash provided from the issuance of short-term debt, (ii) $94.4 million of cash used during the first quarter of 2002 to repurchase a portion of our outstanding common stock and (iii) an increase in cash outflows for other financing principally attributable to temporary changes caused by the timing of inflows and outflows resulting from cash management and hedging functions performed on behalf of Kinder Morgan Energy Partners.

Our principal sources of short-term liquidity are our revolving bank facilities totaling $900 million. At March 31, 2002, we had $561.8 million of commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $675.4 million at April 30, 2002. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $322.5 million and $208.9 million at March 31, 2002 and April 30, 2002, respectively. For additional information on utilization of these facilities, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

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

On April 17, 2002, our Board of Directors approved a common stock dividend of $0.05 per share payable on May 15, 2002 to shareholders of record as of April 30, 2002.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, referred to in the following discussion as "SFAS 142." SFAS 142, which superceded Accounting Principles Board Opinion No. 17, Intangible Assets, addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and (ii) goodwill and other intangible assets subsequent to their acquisition. SFAS 142 was required to be applied starting with fiscal years beginning after December 15, 2001 and we adopted it on January 1, 2002.

SFAS 142 provides that goodwill in each reporting unit must be tested for impairment at the beginning of the fiscal year in which this statement is initially applied in its entirety, and further provides that an entity has six months from the date of initial application to complete the first step of that transitional goodwill impairment test. If the carrying value of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of that transitional goodwill impairment test must be completed as soon as possible, but no later than the end of the year of initial application. Any impairment loss recognized as a result of a transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. The only goodwill we currently have recorded (approximately $23 million) relates to our third-quarter 1998 acquisition of interests in three independent power plants from the Denver-based Thermo Companies.

In addition to the goodwill discussed above, we also have "equity method goodwill" (approximately $1.03 billion as of December 31, 2001) as a result of our third-quarter 1999 acquisition of Kinder Morgan Delaware, the indirect owner of the general partner of and certain limited partner interests in Kinder Morgan Energy Partners. This equity method goodwill, while subject to the provisions of SFAS 142 requiring that amortization no longer be recorded, is not subject to the impairment provisions of SFAS 142 but, instead, continues to be subject to the impairment provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which provides that an impairment be recognized when there is a loss in the value of an investment that is other than a temporary decline. We estimate that implementation of SFAS 142 will result in a $0.12 per diluted common share reduction of our amortization of intangible assets and goodwill in 2002, principally due to the cessation of amortization of our equity-method goodwill, and providing that no goodwill impairment is determined to be necessary.

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

On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. It also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions in this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of the provisions of this Statement is encouraged, and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which this Statement is issued.

As a result of the rescission of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Applying the provisions of Accounting Principles Board Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require us, when the provisions are applied, to reclassify, in income statements that include the first and third quarters of 2001, the loss on extinguishment of debt that was classified as an extraordinary item.

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

•	national, international, regional and local economic, competitive and regulatory conditions and developments;
•	the various factors which affect Kinder Morgan Energy Partners' ability to maintain or increase its level of earnings and distributions;
•	our ability to integrate any acquired operations into our existing operations;
•	changes in laws or regulations, third-party relationships and approvals, decisions of courts, regulators and governmental bodies that may affect our business or our ability to compete;
•	our ability to achieve cost savings and revenue growth;
•	conditions in capital markets;
•	rates of inflation;
•	interest rates;
•	political and economic stability of oil producing nations;
•	the pace of deregulation of retail natural gas and electricity;
•	acts of sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;
•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and
•	the timing and success of business development efforts.

You should not put an undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2001, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2001 Form 10-K. See also Note 11 of the accompanying Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 14 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2002, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

None.
(B) Reports on Form 8-K.

(1) Current Report on Form 8-K dated January 16, 2002 was filed on January 16, 2002 pursuant to Item 9. of that form.

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

(2) Current Report on Form 8-K dated April 9, 2002 was filed on April 10, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make presentations on April 10, 2002 at the 30th Annual Howard Weil Energy Conference to investors and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
May 10, 2002	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)