Form 10-Q
period 2002-06-30
KINDER MORGAN INC
filed 2002-08-09
CIK 54502

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X    No___

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date was: Common Stock, $5 par value, 121,825,260 shares as of July 31, 2002.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	June 30,	December 31,
	2002	2001
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 17,356	$ 16,134
Restricted Deposits	14,836	15,010
Notes Receivable:
Related Party	-	22,576
Other	104,373	18,890
Accounts Receivable, Net:
Trade	90,779	161,926
Related Parties	19,728	29,502
Inventories	79,152	61,959
Gas Imbalances	53,516	50,775
Other	34,957	45,299
	414,697	422,071

Investments:
Kinder Morgan Energy Partners	2,817,949	2,806,146
Other	510,992	449,056
	3,328,941	3,255,202

Property, Plant and Equipment	6,133,828	6,078,834
Less Accumulated Depreciation and Amortization	409,254	374,882
	5,724,574	5,703,952

Deferred Charges and Other Assets	217,327	159,550

Total Assets	$9,685,539	$9,540,775
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	June 30,	December 31,
	2002	2001
	(In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 706,267	$ 206,267
Notes Payable	654,012	423,785
Accounts Payable:
Trade	97,677	160,309
Related Parties	-	70,606
Accrued Interest	72,060	76,606
Accrued Taxes	46,709	16,348
Gas Imbalances:
Third Parties	76,446	58,266
Related Parties	17,804	7,690
Other	70,895	107,701
	1,741,870	1,127,578

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,448,992	2,427,089
Other	204,689	228,631
	2,653,681	2,655,720

Long-term Debt	1,931,696	2,404,967

Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	801,500	817,513

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 129,715,662 and 129,092,689 Shares, Respectively,
Before Deducting 7,946,611 and 5,165,911 Shares Held in Treasury	648,578	645,463
Additional Paid-in Capital	1,676,115	1,652,846
Retained Earnings	368,530	219,995
Treasury Stock	(399,070)	(263,967)
Other	(12,361)	5,660
Total Stockholders' Equity	2,281,792	2,259,997

Total Liabilities and Stockholders' Equity	$9,685,539	$9,540,775
	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$143,410	$146,427	$296,816	$317,242
Natural Gas Sales	54,291	41,388	175,067	169,817
Other	16,033	31,027	33,252	57,007
Total Operating Revenues	213,734	218,842	505,135	544,066

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	53,310	59,286	154,557	192,594
Operations and Maintenance	33,225	29,534	62,305	60,044
General and Administrative	17,108	16,172	36,658	32,480
Depreciation and Amortization	25,994	26,506	51,998	52,820
Taxes, Other Than Income Taxes	7,226	6,519	14,391	12,881
Total Operating Costs and Expenses	136,863	138,017	319,909	350,819

Operating Income	76,871	80,825	185,226	193,247

Other Income and (Expenses):
Investment in Kinder Morgan Energy Partners:
Equity in Earnings	93,394	67,058	183,485	122,095
Amortization of Equity-method Goodwill	-	(6,591)	-	(13,542)
Equity in Earnings (Losses) of Other Equity Investments	4,056	(724)	6,428	(5,603)
Interest Expense, Net	(39,810)	(56,238)	(79,358)	(114,525)
Minority Interests	(12,824)	(8,528)	(25,601)	(14,173)
Other, Net	1,477	9,282	5,050	12,255
Total Other Income and (Expenses)	46,293	4,259	90,004	(13,493)

Income Before Income Taxes and Extraordinary Item	123,164	85,084	275,230	179,754
Income Taxes	50,712	35,184	114,390	73,052
Income Before Extraordinary Item	72,452	49,900	160,840	106,702

Extraordinary Item - Loss on Early Extinguishment
of Debt, Net of Income Tax Benefit of $8,080	-	-	-	(12,119)

Net Income	$ 72,452	$ 49,900	$160,840	$ 94,583
	========	========	========	========

Basic Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.59	$ 0.43	$ 1.31	$ 0.93
Extraordinary Item - Loss on Early Extinguishment of Debt	-	-	-	(0.11)
Total Basic Earnings Per Common Share	$ 0.59	$ 0.43	$ 1.31	$ 0.82
	========	========	========	========

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	122,015	115,258	122,703	115,051
	========	========	========	========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.59	$ 0.41	$ 1.30	$ 0.88
Extraordinary Item - Loss on Early Extinguishment of Debt	-	-	-	(0.10)
Total Diluted Earnings Per Common Share	$ 0.59	$ 0.41	$ 1.30	$ 0.78
	========	========	========	========

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	123,230	122,359	124,026	121,845
	========	========	========	========

Dividends Per Common Share	$ 0.05	$ 0.05	$ 0.10	$ 0.10
	========	========	========	========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 160,840	$ 94,583
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Extraordinary Loss on Early Extinguishment of Debt	-	20,199
Depreciation and Amortization	51,998	52,820
Deferred Income Taxes	28,916	55,254
Equity in Earnings of Kinder Morgan Energy Partners	(183,485)	(108,553)
Distributions from Kinder Morgan Energy Partners	148,591	102,052
Equity in (Earnings) Losses of Other Investments	(6,428)	5,603
Minority Interests in Income of Consolidated Subsidiaries	14,942	2,771
Deferred Purchased Gas Costs	3,921	18,676
Net Gains on Sales of Facilities	(2,567)	(6,183)
Litigation Settlement and Escrow Deposit	(22,050)	-
Pension Contribution in Excess of Expense	(18,772)	-
Changes in Gas in Underground Storage	(17,503)	(58,206)
Changes in Other Working Capital Items	26,350	(36,009)
Other, Net	(3,316)	(3,545)
Net Cash Flows Provided by Continuing Operations	181,437	139,462
Net Cash Flows Used in Discontinued Operations	(5,136)	(4,370)
Net Cash Flows Provided by Operating Activities	176,301	135,092

Cash Flows From Investing Activities:
Capital Expenditures	(77,720)	(33,383)
Acquisitions	-	(15,000)
Investment in Kinder Morgan Energy Partners	-	(991,869)
Other Investments	(167,085)	(89,165)
Proceeds from Sales of Assets	4,941	5,675
Net Cash Flows Used in Continuing Investing Activities	(239,864)	(1,123,742)
Net Cash Flows Provided by Discontinued Investing Activities	-	25,742
Net Cash Flows Used in Investing Activities	(239,864)	(1,098,000)

Cash Flows From Financing Activities:
Short-term Debt, Net	230,227	391,900
Long-term Debt Retired	(636)	(420,706)
Premiums Paid on Early Extinguishment of Debt	-	(28,529)
Issuance of Shares by Kinder Morgan Management	-	942,614
Common Stock Issued	12,314	20,440
Other Financing, Net	(24,727)	-
Treasury Stock Issued	-	2,223
Treasury Stock Acquired	(139,875)	-
Cash Dividends, Common Stock	(12,302)	(11,499)
Minority Interests, Net	(216)	(134)
Premium Equity Participating Securities Contract Fee	-	(5,449)
Securities Issuance Costs	-	(54,480)
Net Cash Flows Provided by Financing Activities	64,785	836,380

Net Increase (Decrease) in Cash and Cash Equivalents	1,222	(126,528)
Cash and Cash Equivalents at Beginning of Period	16,134	141,923
Cash and Cash Equivalents at End of Period	$ 17,356	$ 15,395
	===========	===========

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

2.     Kinder Morgan Management, LLC

In May 2001, Kinder Morgan Management, LLC, one of our indirect subsidiaries, issued and sold 29,750,000 limited liability shares (after adjustment for the stock split discussed following) in an underwritten initial public offering, with 2,975,000 of the shares purchased by Kinder Morgan, Inc. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to Kinder Morgan G.P., Inc.'s right to approve specified actions. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management.

As discussed in our 2001 Form 10-K, we have certain rights and obligations with respect to these securities. By approval of Kinder Morgan Management shareholders other than us, effective at the close of business on July 23, 2002, we no longer have an obligation to, upon presentation by the holder, exchange the Kinder Morgan Management shares for either Kinder Morgan Energy Partners' common units that we own or, at our election, cash. Approximately 872,000 and 940,000 of these shares were exchanged in the three months and six months ended June 30, 2002, respectively and, during July 2002, an additional 5.9 million Kinder Morgan Management shares were exchanged before the elimination of the exchange feature. Approximately 3.8 million and 9.7 million Kinder Morgan Management shares had been exchanged for Kinder Morgan Energy Partners' common units or cash as of June 30, 2002, and July 23, 2002, respectively. In conjunction with the elimination of the exchange feature, on July 29, 2002, we issued to each Kinder Morgan Management shareholder (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 Kinder Morgan Management shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares. At June 30, 2002, Kinder Morgan, Inc. owned approximately 7.1 million (22.4%) of Kinder Morgan Management's outstanding shares, including the only two voting shares.

On August 6, 2002, Kinder Morgan Management closed the issue and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. None of the shares from Kinder Morgan Management's offering were purchased by us. Immediately following this public offering, we owned approximately 13 million (29.4%) of Kinder Morgan Management's outstanding shares, including the only two voting shares.

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

On May 15, 2002, Kinder Morgan Management paid a share distribution of 527,572 of its shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners. On August 14, 2002, Kinder Morgan Management will pay a share distribution of 619,585 of its shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

3.     Investments and Sales

Effective July 1, 2002, construction and testing of the Jackson, Michigan 550-megawatt power generation facility were completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power Company, our wholly owned subsidiary, made a preferred investment in Triton Power Company LLC valued at $119.0 million; (ii) Triton Power Company LLC, through its wholly owned affiliate, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC, and (iii) we received full payment of our $104.4 million construction note receivable. The construction note receivable is included in the caption "Other" under the heading "Notes Receivable" in the accompanying interim Consolidated Balance Sheet as of June 30, 2002.

Our preferred equity interest represents approximately 31% of the total facility capitalization of $380 million. This preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative return, compounded monthly, of 9.0% per annum. One of our wholly owned subsidiaries operates and maintains the Jackson power facility for a fee. Williams Energy Marketing and Trading supplies all natural gas to and purchases all electricity from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC. As discussed in our 2001 Form 10-K, during the 16-year tolling period, we could be obligated, solely based on the operational performance of the facility, to make limited incremental preferred investments in the facility. In addition, after the 16-year tolling period, we could be obligated to make limited incremental preferred investments based on cash flows generated by the facility.

Effective July 1, 2002, construction and testing of the 550-megawatt Wrightsville, Arkansas power generation facility were completed and commercial operations commenced. Mirant Corporation operates and maintains the

Wrightsville power facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power Company has a preferred investment of approximately $74.8 million in the project company, which represents approximately 21% of the total estimated facility capitalization of $350 million. This preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative preferred dividend return that escalates over time from 6.3% to 8.8%. In addition, Kinder Morgan Power Company has advanced a total of $16.7 million to the electricity transmission carrier and the project company, which will be repaid with interest over the next several years.

Horizon Pipeline Company, L.L.C. ("Horizon"), a joint venture between Nicor-Horizon, a subsidiary of Nicor Inc. (NYSE: GAS), and Natural Gas Pipeline Company of America, completed and placed into service its new $82 million natural gas pipeline in northern Illinois on May 11, 2002. This pipeline is being operated as an interstate pipeline company under the authority of the Federal Energy Regulatory Commission ("FERC").

Horizon's natural gas pipeline consists of 28 miles of newly constructed 36-inch diameter pipe, the lease of capacity in 42 miles of existing pipeline from Natural Gas Pipeline Company of America, and newly installed gas compression facilities. Horizon Pipeline can transport up to 380 million cubic feet of natural gas per day from near Joliet into McHenry County, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and the existing Natural Gas Pipeline Company of America pipeline system.

4.     Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. In recent periods, we have repurchased a significant number of our outstanding shares, see Note 8. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options and, prior to their November 2001 maturity, Premium Equity Participating Security Units) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Weighted-average Common Shares Outstanding	122,015	115,258	122,703	115,051
Dilutive Common Stock Options	1,215	1,906	1,323	1,872
Dilutive Premium Equity Participating Security Units	-	5,195	-	4,922
Shares Used to Compute Diluted Earnings Per Common Share	123,230	122,359	124,026	121,845
	========	========	========	========

There were approximately 2,561,000 and 2,531,000 weighted-average stock options outstanding during the three months and six months ended June 30, 2002, respectively, that were excluded from the diluted earnings per share calculations because the effect of including them would have been antidilutive. All stock options outstanding during the three months and six months ended June 30, 2001 were dilutive.

5.     Supplemental Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Other Working Capital Items, Net of Effects of Acquisitions and Sales Increase (Decrease) in Cash and Cash Equivalents	Six Months Ended June 30,
	2002	2001
	(In thousands)
Accounts Receivable	$ 58,543	$ 29,016
Materials and Supplies Inventory	6,096	(1,240)
Other Current Assets	(8,613)	(15,278)
Accounts Payable	(49,516)	(54,879)
Other Current Liabilities	19,840	6,372
	$ 26,350	$ (36,009)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 79,550	$ 118,006
	=========	=========
Distribution on Preferred Capital Trust Securities	$ 10,956	$ 10,956
	=========	=========
Income Taxes Paid	$ 61,474	$ 20,552
	=========	=========

As discussed in Note 2, Kinder Morgan, Inc. exchanged approximately 940,000 common units of Kinder Morgan Energy Partners for Kinder Morgan Management shares during the first six months of 2002 in non-cash transactions.

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

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2001 Form 10-K, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business unit performance. Exceptions to this are that (i) Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting, includes its equity in earnings of these investees in its operating results and (ii) Natural Gas Pipeline Company of America's results include equity earnings attributable to its investment in Horizon Pipeline Company, L.L.C. These equity method earnings are included in "Other Income and (Expenses)" in the accompanying interim Consolidated Statements of Income. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the amount of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30, 2002
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets at 6/30/02
	(In thousands)

Natural Gas Pipeline Company of America	$ 83,984	$ 157,531	$ -	$ 21,637	$ 31,818	$5,614,515
Kinder Morgan Retail	6,097	46,542	-	3,583	9,924	388,143
Power and Other	5,924	9,661	-	774	93	3,682,881[1]
Consolidated	96,005	$ 213,734	$ -	$ 25,994	$ 41,835	$9,685,539
		==========	==========	===========	==========	==========
General and Administrative Expenses	(17,108)
Other Income and (Expenses)	44,267
Income Before Income Taxes and
Extraordinary Item	$ 123,164
	==========
	Three Months Ended June 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)

Natural Gas Pipeline Company of America	$ 80,294	$ 138,296	$ -	$ 21,606	$ 12,361
Kinder Morgan Retail	4,202	45,483	-	3,072	7,509
Power and Other	19,418	35,063	-	1,828	173
Consolidated	103,914	$ 218,842	$ -	$ 26,506	$ 20,043
		==========	==========	==========	==========
General and Administrative Expenses	(16,172)
Other Income and (Expenses)	(2,658)
Income Before Income Taxes and
Extraordinary Item	$ 85,084
	==========

BUSINESS SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2002
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)

Natural Gas Pipeline Company of America	$ 179,602	$ 340,620	$ -	$ 43,401	$ 49,852
Kinder Morgan Retail	30,955	144,169	-	7,053	10,769
Power and Other	15,664	20,346	-	1,544	17,099
Consolidated	226,221	$ 505,135	$ -	$ 51,998	$ 77,720
		==========	==========	==========	==========
General and Administrative Expenses	(36,658)
Other Income and (Expenses)	85,667
Income Before Income Taxes and
Extraordinary Item	$ 275,230
	==========
	Six Months Ended June 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)

Natural Gas Pipeline Company of America	$ 174,176	$ 310,410	$ -	$ 43,083	$ 18,264
Kinder Morgan Retail	27,739	172,725	44	6,123	14,907
Power and Other	29,035	60,931	2,032	3,614	212
Consolidated	230,950	$ 544,066	$ 2,076	$ 52,820	$ 33,383
		==========	==========	==========	==========
General and Administrative Expenses	(32,480)
Other Income and (Expenses)	(18,716)
Income Before Income Taxes and
Extraordinary Item	$ 179,754
	==========

[1]

Principally our investment in Kinder Morgan Energy Partners, investments in power plant facilities and corporate cash and receivables. Earnings attributable to our investment in Kinder Morgan Energy Partners are included with "Other Income and (Expenses)."

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

7.     Financing

We have available a $500 million 364-day credit facility dated October 24, 2001, and a $400 million amended and restated five-year revolving credit agreement dated January 30, 1998. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program and, as discussed in our 2001 Form 10-K, include covenants that are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate which varies based on our senior debt rating. We had no borrowings under our bank facilities at June 30, 2002.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at June 30, 2002 was $654.0 million. Our weighted-average interest rate on short-term borrowings outstanding at June 30, 2002 was 2.18 percent. Average short-term borrowings outstanding during the second quarter of 2002 were $652.1 million and the weighted-average interest rate was 2.13 percent. Average short-

term borrowings outstanding during the first six months of 2002 were $570.3 million and the weighted-average interest rate was 2.18 percent.

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

On April 17, 2002, our Board of Directors approved a cash dividend of $0.05 per common share payable on May 15, 2002 to shareholders of record as of April 30, 2002. On July 17, 2002, our Board of Directors approved a cash dividend of $0.10 per common share payable on August 14, 2002 to shareholders of record as of July 31, 2002.

8.     Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock. On February 5, 2002, we announced that our Board of Directors had approved expanding the program to a total of $400 million. On July 17, 2002, we announced that our Board of Directors had authorized additional share repurchases up to $50 million, expanding the program to a total of $450 million. As of June 30, 2002, we had repurchased a total of approximately $405.5 million (8,075,500 shares) of our outstanding common stock under the program, of which $42.9 million (898,500 shares) and $135.1 million (2,780,700 shares) were repurchased in the three months and six months ended June 30, 2002, respectively.

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

On April 5, 2002, the D.C. Circuit issued an order largely affirming Order Nos. 637, et seq. The D.C. Circuit did remand the FERC's decision to impose a 5-year cap on bids the existing shipper would have to match in the right of first refusal process. The D.C. Circuit also remanded the FERC's decision to allow forward-hauls and backhauls to the same point. Finally, the D.C. Circuit held that several aspects of the FERC's segmentation policy and its policy on discounting at alternate points were not ripe for review. Numerous parties, including Natural Gas Pipeline Company of America, have filed comments on the remanded issues and the proceeding is pending FERC action.

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

The FERC, in a Notice of Proposed Rulemaking in RM02-14-000, has proposed new regulation of cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Comments on the proposed rulemaking are due August 22, 2002.

As a part of the settlement of litigation styled, Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686, in early 2002, Mr. Grynberg received $16.825 million (including forgiveness of a $10.4 million obligation owing from Mr. Grynberg) and an additional $15.625 million was paid into escrow. Rocky Mountain Natural Gas Company agreed to seek to recover these amounts from its customers/rate payers in a proceeding before the Public Utilities Commission for the State of Colorado. We expect to file this proceeding later in 2002.

Currently, there are no material proceedings challenging the rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have an adverse effect on our business, financial position or results of operations.

10.     Comprehensive Income

Our comprehensive income for the three months and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Net Income:	$ 72,452	$ 49,900	$ 160,840	$ 94,583
Other Comprehensive Income, Net of Tax:
Change in Fair Value of Derivatives Utilized
for Hedging Purposes, Net of Tax	(2,218)	8,985	(12,532)	8,850
Reclassification of Change in Fair Value of
Derivatives to Net Income, Net of Tax	(2,977)	3,784	2,086	7,385
Other Comprehensive Income	(5,195)	12,769	(10,446)	16,235
Comprehensive Income	$ 67,257	$ 62,669	$ 150,394	$ 110,818
	=========	=========	=========	=========

11.    Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three months and six months ended June 30, 2002 and 2001, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive income balance of $0.6 million, representing unrecognized net losses on derivative activities at June 30, 2002. During the three months and six months ended June 30, 2002 and 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.0 billion. These agreements effectively convert the interest expense associated with our 6.65% senior notes due in 2005 and our 7.25% debentures due in 2028 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges, accounted for utilizing the "shortcut" method prescribed for qualifying fair value hedges. Accordingly, at each reporting date, the carrying value of the swap is adjusted to its fair value, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps at June 30, 2002 was $22.3 million (included in the caption "Deferred Charges and Other Assets" of the accompanying Consolidated Balance Sheet as of June 30, 2002). We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

12.    Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Income is net of the debt component of the allowance for funds used during construction, which was $0.5 million and $1.4 million for the three months ended June 30, 2002 and 2001, respectively and $0.9 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively.

13.    Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest. In addition, we own limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2001 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Form 10-Q for the quarter ended June 30, 2002 and in its 2001 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(In thousands)
Operating Revenues	$ 1,090,936	$ 735,755	$ 1,894,001	$ 1,764,400
Operating Expenses	918,589	597,159	1,555,798	1,487,453
Operating Income	$ 172,347	$ 138,596	$ 338,203	$ 276,947
	===========	===========	===========	===========

Net Income	$ 144,517	$ 104,226	$ 285,950	$ 205,893
	===========	===========	===========	===========

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

(B)    Litigation Matters

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado, its parent Questar Pipeline Company, and other affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges, among other things, Questar breached its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain of its affiliates for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. The parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. The Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. On July 19, 2001, the Court granted K N TransColorado's motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. On August 14, 2001, the Court granted leave to Questar to file its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegations against us as set forth above. Trial of the matter concluded on May 3, 2002. Post trial briefing has been completed, and the parties are awaiting the judgment of the trial court.

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

Will Price, et al. v. Gas Pipelines, et al., (f/k/a Quinque Operating Company et al. v. Gas Pipelines, et al.), Stevens County, Kansas District Court, Case No. 99 C 30. In May 1999, three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto, filed a purported nationwide class action in the Stevens County, Kansas District Court against some 250 natural gas pipelines and many of their affiliates. The District Court is located in Hugoton, Kansas. The Petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than twenty-five years. The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers, State taxing agencies and royalty, working and overriding owners. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally. This action was originally filed on May 28, 1999 in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. Subsequently, one of the defendants removed the action to Kansas Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District Court for the District of Kansas. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. A case management conference occurred in State Court in Stevens County, and a briefing schedule was established for preliminary matters. Personal jurisdiction discovery has commenced. Merits discovery has been stayed. Recently, the defendants filed a motion to dismiss on grounds other than personal jurisdiction, and a motion to dismiss for lack of personal jurisdiction for non-resident defendants. The current Named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon Petroleum, Inc. Quinque Operating Company has been dropped from the action as a Named Plaintiff.

K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. The case was filed on May 21, 1999. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach of contract. Rode and McDonald are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. On April 6, 2001, the Colorado Court of Appeals affirmed the dismissal. Rode and McDonald also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On June 20, 2000, the federal district court dismissed this Complaint with prejudice. The district court's dismissal was subsequently affirmed by the Tenth Circuit Court of Appeals on April 23, 2002. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal. Briefing at the Tenth Circuit Court of Appeals has commenced.

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

In addition, we are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations.

15.    Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying interim Statements of Consolidated Cash Flows under the caption "Net Cash Flows Used in Discontinued Operations" result from cash activity attributable to retained liabilities associated with these discontinued operations. The caption "Net Cash Flows Provided By Discontinued Investing Activities," for the six months ended June 30, 2001, includes cash received for discontinued operations sold during 2000. Note 7 of Notes to Consolidated Financial Statements of our 2001 Form 10-K contains additional information on these matters.

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

The only goodwill we currently have recorded (approximately $23 million) relates to our third-quarter 1998 acquisition of interests in three independent power plants from the Denver-based Thermo Companies. We have completed the transitional goodwill impairment test and found that no impairment of this goodwill existed as of December 31, 2001. We will continue to test this goodwill for impairment on an annual basis or more frequently in certain circumstances as required by SFAS 142. The power generation market has been volatile in recent periods, so the possibility exists that a write-down could be required in the future.

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

Had SFAS 142 been in effect prior to January 1, 2002, our reported net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)
Reported Net Income	$ 72,452	$ 49,900	$160,840	$ 94,583
Add Back: Goodwill Amortization, Net of Tax	-	4,076	-	8,369
Adjusted Net Income	$ 72,452	$ 53,976	$160,840	$102,952
	========	========	========	========

Basic Earnings Per Share:
Reported Net Income	$ 0.59	$ 0.43	$ 1.31	$ 0.82
Goodwill Amortization	-	0.04	-	0.07
Adjusted Net Income	$ 0.59	$ 0.47	$ 1.31	$ 0.89
	========	========	========	========

Diluted Earnings Per Share:
Reported Net Income	$ 0.59	$ 0.41	$ 1.30	$ 0.78
Goodwill Amortization	-	0.03	-	0.06
Adjusted Net Income	$ 0.59	$ 0.44	$ 1.30	$ 0.84
	========	========	========	========

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit activity as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

18.    Commitments and Contingent Liabilities

Note 18 of Notes to Consolidated Financial Statements included in our 2001 Form 10-K contains a discussion of our commitments and contingent liabilities as of December 31, 2001. The contingent obligation discussed in Note 18(E) of our 2001 Form 10-K, the potential requirement to assume a $250 million note in conjunction with a power plant facility, no longer exists due to the closing of long-term, third-party financing by the owner of the facility in May 2002.

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

Consolidated Financial Results
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
(In thousands except per share amounts)
Operating Revenues	$ 213,734	$ 218,842	$ (5,108)	$ 505,135	$ 544,066	$ (38,931)
	==========	==========	==========	==========	==========	==========
Gross Margin	$ 160,424	$ 159,556	$ 868	$ 350,578	$ 351,472	$ (894)
	==========	==========	==========	==========	==========	==========
General and Administrative Expenses	$ 17,108	$ 16,172	$ 936	$ 36,658	$ 32,480	$ 4,178
	==========	==========	==========	==========	==========	==========
Operating Income	$ 76,871	$ 80,825	$ (3,954)	$ 185,226	$ 193,247	$ (8,021)
Other Income and (Expenses)	46,293	4,259	42,034	90,004	(13,493)	103,497
Income Taxes	50,712	35,184	15,528	114,390	73,052	41,338
Extraordinary Item - Loss on Early
Extinguishment of Debt, Net of Tax	-	-	-	-	(12,119)	12,119
Net Income	$ 72,452	$ 49,900	$ 22,552	$ 160,840	$ 94,583	$ 66,257
	==========	==========	==========	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.59	$ 0.41	$ 0.18	$ 1.30	$ 0.88	$ 0.42
Extraordinary Item - Loss on Early
Extinguishment of Debt	-	-	-	-	(0.10)	0.10
Total Diluted Earnings Per Common Share	$ 0.59	$ 0.41	$ 0.18	$ 1.30	$ 0.78	$ 0.52
	==========	==========	==========	==========	==========	==========

Total diluted earnings per common share increased from $0.41 in the second quarter of 2001 to $0.59 in the second quarter of 2002, an increase of $0.18 (44%). Income was positively impacted in the second quarter of 2002, compared to 2001, primarily by (i) increased equity in earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners and the cessation of amortization of equity-method goodwill (amortization of $4.0 million and $8.1 million after taxes was included in the results of operations for the second quarter and first six months of 2001, respectively) related to this investment due to the adoption of SFAS No. 142 as discussed in Note 16 of the accompanying Notes to Consolidated Financial Statements, (ii) decreased interest expense, (iii) increased earnings from our Natural Gas Pipeline Company of America and Kinder Morgan Retail business segments and (iv) increased earnings from other equity investments (exclusive of earnings from Kinder Morgan Energy Partners and earnings from equity investments included in the Natural Gas Pipeline Company of America and Power and Other business segments). These positive impacts were partially offset by (i) increased income tax expense, (ii) decreased earnings from our Power and Other business segment and (iii) increased general and administrative expenses, principally insurance costs. Please refer to the individual headings under "Results of Operations" following for additional details regarding these matters. The number of shares used to calculate diluted earnings per common share was approximately 0.9 million (0.7%) higher for the second quarter of 2002 than the second quarter of 2001. The number of shares used to calculate diluted earnings per common share was impacted by, among other things, the November 2001 issuance of 13.4 million common shares upon the maturity of our Premium Equity Participating Security Units. This increase in common shares was partially offset by shares acquired under our share repurchase program, totaling 5.3 million shares in 2001 and an additional 2.8 million shares in the first six months of 2002. In addition, fluctuations in the market price of our stock affect the dilutive impact of our outstanding common stock options.

Total diluted earnings per common share increased from $0.78 in the first six months of 2001 to $1.30 in the first six months of 2002, an increase of $0.52 (67%). Excluding the effect of an extraordinary after-tax loss in 2001 of $12.1 million, or $0.10 per diluted common share, diluted earnings per common share increased from $0.88 in the first six months of 2001 to $1.30 in the first six months of 2002, an increase of $0.42 (48%). Income before the extraordinary item for the first six months of 2002 was impacted, relative to 2001, largely by the same factors as discussed previously with respect to second quarter results, with the exception that, on a year-to-date basis, general and administrative expenses increased due to higher costs for insurance and employee compensation and benefits. The number of shares used to calculate diluted earnings per common share was approximately 2.2 million (1.8%) higher for the first six months of 2002 than the first six months of 2001 due to the same factors that affected the quarter-to-quarter comparison.

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

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into discrete business segments so that performance can be effectively monitored and reported. Currently, we manage and report our operations in the following segments:

Business Segment	Business Conducted	Referred to As:
Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
Retail Natural Gas Distribution	The regulated transportation, distribution and sale of natural gas to residential, commercial and industrial customers and the non-regulated sale of natural gas to certain utility customers	Kinder Morgan Retail
Power and Other	The construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments	Power and Other

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2001 Form 10-K, except that certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance. An exception to this is that certain business activities in the form of joint operations with other parties that are accounted for under the equity method of accounting are included in segment results. Earnings of equity method investees included in segment results are (i) equity method investees of Kinder Morgan Power, which routinely conducts its business activities in the form of joint operations with other parties and (ii) Horizon Pipeline Company, whose pipeline system is directly connected to Natural Gas Pipeline Company of America's pipeline system. These equity method earnings, however, are included in "Other Income and (Expenses)" in our Consolidated Statements of Income. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America
	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	Increase	2002	2001	Increase
	(In thousands except systems throughput)
Operating Revenues	$157,531	$138,296	$ 19,235	$340,620	$310,410	$ 30,210
	========	========	========	========	========	========

Gross Margin	$130,308	$118,226	$ 12,082	$270,285	$254,454	$ 15,831
	========	========	========	========	========	========

Segment Earnings	$ 83,984	$ 80,294	$ 3,690	$179,602	$174,176	$ 5,426
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	353.1	308.1	45.0	751.0	707.1	43.9
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $3.7 million, or 4.6%, from the second quarter of 2001 to the second quarter of 2002. Operating results for the second quarter of 2002 were positively affected, relative to the corresponding period in 2001, by (i) increased margins from natural gas transportation and storage services, including operational sales, and (ii) the inclusion, in second quarter 2002 results, of earnings from our equity investment in Horizon Pipeline Company, which was placed in service during the quarter. These positive impacts were partially offset by (i) a reduction of $6.1 million in pre-tax gains from asset sales in 2002, (ii) increased expenses in 2002 related to the operations and maintenance of natural gas transportation and storage facilities and (iii) increased expenses in 2002 related to system right of way costs. Although systems throughput increased in 2002, this increase did not have a significant impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

Natural Gas Pipeline Company of America's segment earnings increased by $5.4 million, or 3.1%, from the first six months of 2001 to the first six months of 2002. Operating results for the first six months of 2002 were affected, relative to the same period in 2001, largely by the same factors as discussed previously regarding second quarter results.

We expect that two major expansion projects will contribute additional segment earnings for Natural Gas Pipeline Company of America. The Horizon Pipeline project in Northern Illinois was completed and placed into service on May 11, 2002. Having received all necessary regulatory approvals and easements along rights-of-way, Natural Gas Pipeline Company of America began construction, in May 2002, of 51 miles of 24-inch diameter pipeline, extending its system into the east metropolitan area of St. Louis, Missouri. We expect operation of this pipeline extension to commence in August 2002. Please refer to our 2001 Form 10-K for additional information regarding Natural Gas Pipeline Company of America.

Kinder Morgan Retail
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
(In thousands except systems throughput)
Operating Revenues	$ 46,542	$ 45,483	$ 1,059	$144,169	$172,769	$(28,600)
	========	========	========	========	========	========

Gross Margin	$ 21,491	$ 18,994	$ 2,497	$ 62,071	$ 56,614	$ 5,457
	========	========	========	========	========	========

Segment Earnings	$ 6,097	$ 4,202	$ 1,895	$ 30,955	$ 27,739	$ 3,216
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)[1]	4.6	5.4	(0.8)	18.1	20.2	(2.1)
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings increased by $1.9 million, or 45.1%, from the second quarter of 2001 to the second quarter of 2002. Operating results for the second quarter of 2002 were positively affected, relative to the corresponding period in 2001, by (i) margins derived as a result of the fourth quarter 2001 acquisition of natural gas distribution facilities from Citizens Communications Company, as described following, and (ii) the addition of new customers in our existing service territories. Although system throughput volumes decreased by approximately 15 percent, the effects of this decrease were mitigated by our weather-hedging program, which is designed to reduce weather-related volatility of earnings and cash flows. The increase in gross margins was partially offset by higher depreciation expense attributable to the new facilities.

Kinder Morgan Retail's segment earnings increased by $3.2 million, or 11.6%, from the first six months of 2001 to the first six months of 2002. Operating results for the first six months of 2002 were affected, relative to the same period in 2001, largely by the same factors as discussed previously regarding second quarter results, with the exception that, on a year-to-date basis, operations and maintenance expenses increased, largely as a result of the new facilities.

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

Power and Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	(Decrease)	2002	2001	(Decrease)
	(In thousands)
Operating Revenues	$ 9,661	$ 35,063	$(25,402)	$ 20,346	$ 62,963	$(42,617)
	========	========	========	========	========	========

Gross Margin	$ 8,625	$ 22,336	$(13,711)	$ 18,222	$ 40,404	$(22,182)
	========	========	========	========	========	========

Segment Earnings	$ 5,924	$ 19,418	$(13,494)	$ 15,664	$ 29,035	$(13,371)
	========	========	========	========	========	========

Results for this segment in 2002 include only the results of our Power business unit. Excluding the operating results of the Wattenberg facilities in 2001 as discussed following, segment revenues and gross margin decreased by $7.6 million, or 43.9% and 46.9%, respectively, and segment earnings decreased by $8.5 million, or 58.9%, from the second quarter of 2001 to the second quarter of 2002. Power's reduced 2002 earnings reflect, as expected, lower 2002 power plant development fees. The reduction in 2002 development fees was partially offset by (i) increased 2002 equity in earnings of Thermo Cogeneration Partnership resulting from lower natural gas costs and (ii) decreased 2002 amortization charges as a result of newly adopted rules regarding amortization of goodwill (see Note 16 of the accompanying Notes to Consolidated Financial Statements). Operating results of the Power and Other segment for the second quarter of 2001 include $17.8 million of revenue, $6.1 million of gross margin and $5.0 million of segment earnings resulting from our operating agreement with Kerr-McGee Gathering LLC (formerly HS Resources, Inc.), which agreement concluded upon the sale of our Wattenberg natural gas facilities to Kerr-McGee in the fourth quarter of 2001.

Operating results of the Power and Other segment for the first six months of 2001 include $36.2 million of revenue, $15.9 million of gross margin and $10.7 million of segment earnings resulting from the Wattenberg facilities, which were sold at year-end 2001 as discussed previously. Excluding the 2001 results from the Wattenberg facilities, segment revenue decreased by $6.5 million, or 24.1%, gross margin decreased by $6.3 million, or 25.6%, and segment earnings decreased by $2.7 million, or 14.6%, from the first six months of 2001 to the first six months of 2002. Power's earnings for the first six months of 2002 were impacted, relative to the first six months of 2001, largely by the same factors as discussed previously regarding second quarter results.

Effective July 1, 2002, construction and testing of the Jackson, Michigan 550-megawatt power generation facility were completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power Company, our wholly owned subsidiary, made a preferred investment in Triton Power Company LLC valued at $119.0 million; (ii) Triton Power Company LLC, through its wholly owned affiliate, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC, and (iii) we received full payment of our $104.4 million construction note receivable. The construction note receivable is included in the caption "Other" under the heading "Notes Receivable" in the accompanying interim Consolidated Balance Sheet as of June 30, 2002.

Our preferred equity interest represents approximately 31% of the total facility capitalization of $380 million. This preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative return, compounded monthly, of 9.0% per annum. One of our wholly owned subsidiaries operates and maintains the Jackson power facility for a fee. Williams Energy Marketing and Trading supplies all natural gas to and purchases all electricity from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC. As discussed in our 2001 Form 10-K, during the 16-year tolling period, we could be obligated, solely based on the operational performance of the facility, to make limited incremental preferred investments in the facility. In addition, after the 16-year tolling period, we could be obligated to make limited incremental preferred investments based on cash flows generated by the facility.

Effective July 1, 2002, construction and testing of the 550-megawatt Wrightsville, Arkansas power generation facility were completed and commercial operations commenced. Mirant Corporation operates and maintains the Wrightsville power facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power Company has a preferred investment of approximately $74.8 million in the project company, which represents approximately 21% of the total estimated facility capitalization of $350 million. This preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative preferred dividend return that escalates over time from 6.3% to 8.8%. In addition, Kinder Morgan Power Company has advanced a total of $16.7 million to the electricity transmission carrier and the project company, which will be repaid with interest over the next several years.

Given (i) the lengthy development phase, including the lengthy and uncertain permitting process that precedes actual construction of a power generation facility and (ii) the impact that projections of future electrical demand and pricing can have on the desirability, timing and locations for new power plant development, we are not forecasting the development of any additional power plants in 2002. In our 2001 Form 10-K, we estimated that the segment earnings of Power and Other for 2002 would decline by 20-25% from the 2001 level. We now estimate that, due the timing of certain development fees, the decline will be 40-45%. Please refer to our 2001 Form 10-K for additional information regarding Power and Other.

Other Income and (Expenses)
	Three Months Ended June 30,		Earnings Increase	Six Months Ended June 30,		Earnings Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
	(In thousands)
Interest Expense, Net	$(39,810)	$(56,238)	$ 16,428	$(79,358)	$(114,525)	$ 35,167
Equity in Earnings of Kinder Morgan Energy Partners:
General Partner Interest	66,700	51,720	14,980	129,935	94,322	35,613
Limited Partner Units (KMP)	11,824	10,012	1,812	23,938	22,447	1,491
Limited Partner i-units (KMR)	14,870	5,326	9,544	29,612	5,326	24,286
Amortization of Excess Investment	-	(6,591)	6,591	-	(13,542)	13,542
Equity in Earnings (Losses) of Power Segment	1,611	797	814	3,922	(960)	4,882
Equity in Earnings of Horizon Pipeline Company	415	-	415	415	-	415
Other Equity in Earnings (Losses)	2,030	(1,521)	3,551	2,091	(4,643)	6,734
Minority Interests:
Trust Preferred Securities	(5,478)	(5,478)	-	(10,956)	(10,956)	-
Other	(7,346)	(3,050)	(4,296)	(14,645)	(3,217)	(11,428)
Other, Net	1,477	9,282	(7,805)	5,050	12,255	(7,205)
	$ 46,293	$ 4,259	$ 42,034	$ 90,004	$ (13,493)	$103,497
	========	========	========	========	=========	========

"Other Income and (Expense)" was a net increase to earnings of $46.3 million and $4.3 million in the second quarter of 2002 and 2001, respectively. This positive variance of $42.0 million is principally due to: (i) an increase of $26.3 million in equity in earnings of Kinder Morgan Energy Partners before amortization of excess investment (see Note 13 of the accompanying Notes to Consolidated Financial Statements), (ii) an increase of $6.6 million due to the elimination, as of January 1, 2002, of amortization related to the equity-method goodwill in Kinder Morgan Energy Partners (see Note 16 of the accompanying Notes to Consolidated Financial Statements), (iii) a decrease of $16.4 million in net interest expense in the second quarter of 2002, reflecting reduced interest rates and reduced debt outstanding and (iv) an increase of $4.8 million from equity in earnings of other equity method investees, principally Thermo Cogeneration Partnership (note that we also include results from Thermo Cogeneration Partnership in our Power and Other segment), TransColorado Gas Transmission Company and Horizon Pipeline Company (note that we also include results from Horizon Pipeline Company in our Natural Gas Pipeline Company of America segment). These favorable impacts were partially offset by (i) an increase of $4.3 million in expense due to minority interest in the second quarter of 2002, due principally to the inclusion of the minority interest in Kinder Morgan Management, LLC following its May 2001 initial public offering (see Note 2 of the accompanying Notes to Consolidated Financial Statements) and (ii) the fact that second quarter 2001 results include $6.1 million of net pre-tax gains from sales of certain assets (note that essentially all of the second quarter 2001 gains from asset sales are also included in our Natural Gas Pipeline Company of America segment).

"Other Income and (Expense)" was a net increase to earnings of $90.0 million in the first six months of 2002 and a net decrease to earnings of $13.5 million in the first six months of 2001. This positive variance of $103.5 million is principally due to: (i) an increase of $61.4 million in equity in earnings of Kinder Morgan Energy Partners before amortization of equity-method goodwill, (ii) an increase of $13.5 million due to the elimination, as of January 1, 2002, of amortization related to the equity-method goodwill in Kinder Morgan Energy Partners, (iii) a decrease of $35.2 million in net interest expense in the first six months of 2002, reflecting reduced interest rates and reduced debt outstanding and (iv) an increase of $12.0 million from equity in earnings of other equity method investees, principally Thermo Cogeneration Partnership, TransColorado Gas Transmission Company and Horizon Pipeline Company. These favorable impacts were partially offset by (i) an increase of $11.4 million in expense due to minority interest in the first six months of 2002, due principally to the inclusion of the minority interest in Kinder Morgan Management, LLC and (ii) a reduction of $4.4 million of net pre-tax gains from sales of certain assets (note that approximately $6.1 million of pre-tax gains from asset sales are also included in the results of our Natural Gas Pipeline Company of America segment for the first six months of 2001).

Income Taxes

The increase of $15.5 million in the income tax provision for the second quarter of 2002, relative to 2001, was due to an increase of $17.0 million in pretax income, partially offset by a decrease of $1.5 million reflecting a reduction in the provision for state income taxes. The increase of $41.3 million in the income tax provision for the first six months of 2002, relative to 2001, was due to an increase of $42.8 million in pretax income, partially offset by a decrease of $1.5 million reflecting a reduction in the provision for state income taxes.

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

Liquidity and Capital Resources

The following table gives the sources of our invested capital. The balances at December 31, 2000 and thereafter reflect the transfer of certain assets to Kinder Morgan Energy Partners effective as of that date, while the balances at December 31, 2001 and June 30, 2002 reflect the May 2001 sale of shares of Kinder Morgan Management, LLC in a public offering. In addition to our results of operations, which affect the amount of cash we generate internally, financing activities such as (i) retirement of debt securities, (ii) the November 2001 maturity of our premium equity participating security units and (iii) reacquisition of our common stock under our stock repurchase program impact these balances in various periods. Additional information on these matters is contained under "Cash Flows" following and in Note 7 of the accompanying Notes to Consolidated Financial Statements.

The discussion under the heading "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. The contingent obligation discussed in Note 18(E) of our 2001 Form 10-K, the potential requirement to assume a $250 million note in conjunction with a power plant facility, no longer exists due to the closing of long-term, third-party financing by the owner of the facility in May 2002.

	June 30,	December 31,
	2002	2001	2000	1999
	(Dollars in thousands)

Long-term Debt1	$ 1,931,696	$ 2,404,967	$ 2,478,983	$ 3,293,326
Minority Interests	801,500	817,513	4,910	9,523
Common Equity	2,281,792	2,259,997	1,777,624	1,649,615
Capital Trust Securities	275,000	275,000	275,000	275,000
Capitalization	5,289,988	5,757,477	4,536,517	5,227,464
Short-term Debt, Less Cash and Cash Equivalents2	1,342,923	613,918	766,244	555,189
Invested Capital	$ 6,632,911	$ 6,371,395	$ 5,302,761	$ 5,782,653
	===========	===========	===========	===========

Capitalization:
Long-term Debt	36.5%	41.8%	54.6%	63.0%
Minority Interests	15.2%	14.2%	0.1%	0.2%
Common Equity	43.1%	39.2%	39.2%	31.5%
Capital Trust Securities	5.2%	4.8%	6.1%	5.3%

Invested Capital:
Total Debt	49.4%	47.4%	61.2%	66.6%
Equity and Minority Investments,
Including Capital Trust Securities	50.6%	52.6%	38.8%	33.4%

1	Adjusted for the fair value of fixed-to-floating interest rate swap agreements (see Note 11 of the accompanying Notes to Consolidated Financial Statements).
2	Cash and cash equivalents netted against short-term debt were $17,356, $16,134, $141,923 and $26,378 for June 30, 2002 and December 31, 2001, 2000 and 1999, respectively.

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock. On February 5, 2002, we announced that our Board of Directors had approved expanding the program to a total of up to $400 million. On July 17, 2002, we announced that our Board of Directors had approved expanding the program an additional $50 million. As of June 30, 2002, we had repurchased a total of approximately $405.5 million (8,075,500 shares) of our outstanding common stock under the program, of which $42.9 million (898,500 shares) and $135.1 million (2,780,700 shares) were repurchased in the three months and six months ended June 30, 2002, respectively.

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

As discussed in our 2001 Form 10-K, we have certain rights and obligations with respect to these securities. By approval of Kinder Morgan Management shareholders other than us, effective at the close of business on July 23, 2002, we no longer have an obligation to, upon presentation by the holder, exchange the Kinder Morgan Management shares for either Kinder Morgan Energy Partners' common units that we own or, at our option, cash. Approximately 872,000 and 940,000 of these shares were exchanged in the three months and six months ended June 30, 2002, respectively and, during July 2002, an additional 5.9 million Kinder Morgan Management shares were exchanged before the elimination of the exchange feature. Approximately 3.8 million and 9.7 million Kinder Morgan Management shares had been exchanged for Kinder Morgan Energy Partners' common units or cash as of June 30, 2002, and July 23, 2002, respectively. In conjunction with the elimination of the exchange feature, on July 29, 2002, we issued to each Kinder Morgan Management shareholder (i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 Kinder Morgan Management shares held of record by such shareholder at the close of business on July 23, 2002, and (ii) cash in lieu of fractional shares. At June 30, 2002, Kinder Morgan, Inc. owned approximately 7.1 million (22.4%) of Kinder Morgan Management's outstanding shares, including the only two voting shares.

On August 6, 2002, Kinder Morgan Management closed the issue and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. None of the shares from Kinder Morgan Management's offering were purchased by us. Immediately following this public offering, we owned approximately 13 million (29.4%) of Kinder Morgan Management's outstanding shares, including the only two voting shares.

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

On May 15, 2002, Kinder Morgan Management paid a share distribution of 527,572 of its shares to shareholders of record as of April 30, 2002, based on the $0.59 per common unit distribution declared by Kinder Morgan Energy Partners. On August 15, 2002, Kinder Morgan Management will pay a share distribution of 619,585 of its shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Statements of Consolidated Cash Flows and related supplemental disclosures included in our 2001 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $135.1 million for the six months ended June 30, 2001 to $176.3 million for the six months ended June 30, 2002, an increase of $41.2 million (30.5%). This positive variance reflects the favorable impacts of (i) an increase of $9.6 million in 2002 income before extraordinary item, as adjusted to reflect the cash earnings impact of equity in earnings of equity method investees, including Kinder Morgan Energy Partners, (ii) a decrease of $40.7 million in cash outflows for gas in underground storage during 2002 and (iii) an increase of $62.4 million in 2002 cash associated with other working capital items, reflecting an increase of $34.9 million in the net of accounts receivable and accounts payable and an increase of $13.5 million attributable to other current liabilities. These favorable impacts were partially offset by (i) a $22.1 million payment and escrow deposit in 2002 in settlement of litigation, (ii) an $18.8 million payment in 2002 for pension contributions in excess of book expense and (iii) a decrease of $14.8 million in 2002 cash attributable to deferred purchased gas costs. The $20 million pension contribution made in April 2002 was deductible under Internal Revenue Service regulations but was not required to be made under ERISA minimum contribution guidelines.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $1.1 billion for the six months ended June 30, 2001 to $239.9 million for the six months ended June 30, 2002, a decrease of $858.1 million. This decreased use of cash is principally due to the fact that the six months ended June 30, 2001 included a $991.9 million cash outflow for an investment in i-units of Kinder Morgan Energy Partners and a $15 million cash outflow for acquisitions, offset by (i) an increase of $44.3 million in capital expenditures in 2002, principally for the Natural Gas Pipeline Company of America pipeline extension into the east metropolitan area of St. Louis, Missouri, (ii) an increase of $66.0 million of 2002 cash outflows for power plant development investments, (iii) a $16.5 million 2002 cash outflow for an investment in Horizon Pipeline Company and (iv) the fact that the six months ended June 30, 2001 included $25.7 million of proceeds from discontinued operations sold during 2000.

Net Cash Flows from Financing Activities

"Net Cash Flows Provided by Financing Activities" decreased from $836.4 million for the six months ended June 30, 2001 to $64.8 million for the six months ended June 30, 2002, a decrease of $771.6 million. This decrease is principally due to (i) the fact that the six months ended June 30, 2001 included net proceeds of $888.1 million from the issuance of Kinder Morgan Management shares, (ii) a $161.7 million decrease in net cash provided from the issuance of short-term debt during 2002, (iii) $139.9 million of cash used during the six months ended June 30, 2002 to repurchase a portion of our outstanding common stock (see Note 8 of the accompanying Notes to Consolidated Financial Statements) and (iv) a 2002 cash outflow for other financing, principally attributable to the timing of cash inflows and outflows resulting from cash management and hedging functions performed on behalf of Kinder Morgan Energy Partners. Partially offsetting these impacts was the fact that the six months ended June 30, 2001 included a $448.5 million cash outflow for the early extinguishment of two series of debt securities (see Note 7 of the accompanying Notes to Consolidated Financial Statements).

Our principal sources of short-term liquidity are the commercial paper market and our $900 million of revolving bank facilities. At June 30, 2002, we had $654.0 million of commercial paper (which is backed by the bank facilities) issued and outstanding. The corresponding amount outstanding was $605.0 million at July 31, 2002. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $235.0 million and $271.0 million at June 30, 2002 and July 31, 2002, respectively. For additional information on utilization of these facilities, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

Apart from our commercial paper borrowings and our current maturities of long-term debt, our current assets exceeded our current liabilities by approximately $33.1 million at June 30, 2002. Our commercial paper borrowings represent a recurring source of short-term financing for our operations that is typically replaced with longer-term capital in the ordinary course of business and, as explained preceding, are backed by revolving bank facilities. Our current maturities of long-term debt of $706.3 million at June 30, 2002 principally consisted of the $500 million of our 6.65% Series Senior Notes due in March of 2003, the $200 million of our Floating Rate Notes due in October 2002 and the $5 million of our 7.27% Series Senior Notes due in December of 2002. We currently expect that funding for these obligations will be provided, in part, from new long-term debt financings that will be completed in advance of the cash requirements.

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

On April 17, 2002, our Board of Directors approved a cash dividend of $0.05 per common share payable on May 15, 2002 to shareholders of record as of April 30, 2002. On July 17, 2002, our Board of Directors approved a cash dividend of $0.10 per common share payable on August 14, 2002 to shareholders of record as of July 31, 2002.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit activity as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

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

Item 2.  Changes in Securities and Use of Proceeds.

The exchange feature issued by us and attached to Kinder Morgan Management, LLC shares was eliminated effective at the close of business on July 23, 2002. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

During the quarter ended June 30, 2002, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
a)	The Company held its Annual Meeting of Shareholders on May 14, 2002 (the "Annual Meeting").

b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Bliss, Morgan and Randall. In addition, those directors continuing in office after the meeting included Messrs. Austin, Battey, Gardner, Hybl, Kinder, Sarofim and True. The number of votes for and withheld for the nominees elected at the meeting were as follows:

	For	Withheld

Stuart A. Bliss	105,939,293	1,475,022
William V. Morgan	106,349,952	1,064,363
Edward Randall, III	106,244,918	1,169,397

c)	The following matters were also voted on at the Annual Meeting:

(1)

A proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as our auditors for 2002 was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	105,221,051
Against	1,806,183
Abstain	387,081
Broker Non-votes	N/A

(2)

A stockholder proposal relating to the adoption of an Independent Board Nominating Committee Policy was not approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	22,942,919
Against	67,038,694
Abstain	850,004
Broker Non-votes	N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

None.
(B) Reports on Form 8-K.

(1) Current Report on Form 8-K dated April 9, 2002 was filed on April 10, 2002 pursuant to Item 9. of that form.

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

(2)	Current Report on Form 8-K dated June 19, 2002 was filed on June 19, 2002 pursuant to Item 5. and Item 9. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. disclosed how the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, referred to as SFAS 142, would have affected the financial statements of Kinder Morgan, Inc. if SFAS 142 had been in effect for the five years ended December 31, 2001, and set forth the transitional disclosures described in SFAS 142. Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed as an exhibit (i) the Five-Year Review of Kinder Morgan, Inc. and subsidiaries previously filed as Item 6. to Kinder Morgan, Inc.'s 2001 Form 10-K as filed with the Securities and Exchange Commission on February 20, 2002, and (ii) a table showing the changes that would have been reflected in its net income and earnings per share if the provisions of SFAS 142 had been in effect for the five years ended December 31, 2001

(3)	Current Report on Form 8-K dated July 8, 2002 was filed on July 8, 2002 pursuant to Item 9. and Item 7. of that form.

Pursuant to Item 9. of that form, in Item 7. Kinder Morgan, Inc. filed an exhibit containing press releases dated July 8, 2002 in which Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. announced that they expect to exceed consensus earnings estimates for the second quarter of 2002.

(4)	Current Report on Form 8-K dated July 23, 2002 was filed on July 23, 2002 pursuant to Item 5. and Item 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. made two disclosures. First, Kinder Morgan, Inc. disclosed that on July 23, 2002, Kinder Morgan, Inc. issued a press release announcing (i) that at a special meeting of shareholders of Kinder Morgan Management, LLC held on July 23, 2002, Kinder Morgan Management, LLC shareholders approved an amendment to Kinder Morgan Management, LLC's limited liability agreement eliminating the exchange feature of Kinder Morgan Management, LLC's shares, and (ii) that Kinder Morgan, Inc. will issue to each Kinder Morgan Management, LLC shareholder .09853 shares of Kinder Morgan, Inc. common stock for each 100 Kinder Morgan Management, LLC shares held of record by such shareholder at the close of business on July 23, 2002, with cash in lieu of fractional shares. Second, Kinder Morgan, Inc. disclosed that David G. Dehaemers, Jr., Vice President-Corporate Development, announced his intention to leave Kinder Morgan, Inc. to pursue personal and family interests effective April of 2003.

Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed the press release of the Company issued July 23, 2002 as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
August 8, 2002	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)