Form 10-Q
period 2002-09-30
KINDER MORGAN INC
filed 2002-11-14
CIK 54502

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number 1-6446

KINDER MORGAN, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-0290000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices, including zip code)

(713) 369-9000
Registrant's telephone number, including area code

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

Yes X    No___

The number of shares outstanding of the registrant's common stock, $5 par value, as of October 31, 2002 was: 121,714,412 shares.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

Contents

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2002	2001
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 103,623	$ 16,134
Restricted Deposits	19,875	15,010
Notes Receivable:
Related Party	-	22,576
Other	-	18,890
Accounts Receivable, Net:
Trade	53,931	161,926
Related Parties	1,821	29,502
Inventories	71,282	61,959
Gas Imbalances	36,466	33,452
Other	41,786	45,299
	328,784	404,748

Investments:
Kinder Morgan Energy Partners	2,982,689	2,828,617
Other	633,403	449,056
	3,616,092	3,277,673

Property, Plant and Equipment	6,196,239	6,078,834
Less Accumulated Depreciation and Amortization	440,455	374,882
	5,755,784	5,703,952

Deferred Charges and Other Assets	348,375	173,927

Total Assets	$10,049,035	$9,560,300
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2002	2001
	(In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 708,017	$ 206,267
Notes Payable	-	423,785
Accounts Payable:
Trade	82,446	160,309
Related Parties	16,530	70,606
Accrued Interest	41,883	76,606
Accrued Taxes	62,270	16,348
Gas Imbalances:
Third Parties	50,468	40,943
Related Parties	7,298	7,690
Other	78,261	107,701
	1,047,173	1,110,255

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,473,145	2,432,088
Other	207,879	243,008
	2,681,024	2,675,096

Long-term Debt:
Outstanding	2,631,334	2,409,798
Market Value of Interest Rate Swaps	125,720	(4,831)
	2,757,054	2,404,967

Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	955,311	827,487

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 129,783,963 and 129,092,689 Shares, Respectively,
Before Deducting 8,064,884 and 5,165,911 Shares Held in Treasury	648,920	645,463
Additional Paid-in Capital	1,679,327	1,652,846
Retained Earnings	436,750	219,995
Treasury Stock	(404,590)	(263,967)
Other	(26,934)	13,158
Total Stockholders' Equity	2,333,473	2,267,495

Total Liabilities and Stockholders' Equity	$10,049,035	$ 9,560,300
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$155,191	$161,197	$452,007	$478,439
Natural Gas Sales	51,118	36,037	226,185	205,854
Other	18,802	29,791	52,054	86,798
Total Operating Revenues	225,111	227,025	730,246	771,091

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	57,291	53,484	211,848	246,078
Operations and Maintenance	32,704	32,965	95,009	93,009
General and Administrative	16,693	16,618	53,351	49,098
Depreciation and Amortization	26,398	26,049	78,396	78,869
Taxes, Other Than Income Taxes	7,359	6,513	21,750	19,394
Total Operating Costs and Expenses	140,445	135,629	460,354	486,448

Operating Income	84,666	91,396	269,892	284,643

Other Income and (Expenses):
Investment in Kinder Morgan Energy Partners:
Equity in Earnings	101,542	76,249	285,027	198,344
Amortization of Equity-method Goodwill	-	(5,907)	-	(19,449)
Equity in Earnings (Losses) of Other Equity Investments	6,623	2,091	13,051	(3,512)
Interest Expense, Net	(40,925)	(53,175)	(120,283)	(167,700)
Minority Interests	(13,948)	(10,865)	(39,549)	(25,038)
Other, Net	1,035	3,325	6,085	15,580
Total Other Income and (Expenses)	54,327	11,718	144,331	(1,775)

Income Before Income Taxes and Extraordinary Item	138,993	103,114	414,223	282,868
Income Taxes	58,170	43,443	172,560	116,495
Income Before Extraordinary Item	80,823	59,671	241,663	166,373

Extraordinary Item - Loss on Early Extinguishment of Debt,
Net of Income Tax Benefits of $275, $964, $275 and $9,044	(420)	(1,446)	(420)	(13,565)

Net Income	$ 80,403	$ 58,225	$241,243	$152,808
	========	========	========	========

Basic Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.66	$ 0.52	$ 1.97	$ 1.45
Extraordinary Item - Loss on Early Extinguishment of Debt	-	(0.01)	-	(0.12)
Total Basic Earnings Per Common Share	$ 0.66	$ 0.51	$ 1.97	$ 1.33
	========	========	========	========

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	121,736	114,980	122,352	115,027
	========	========	========	========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.66	$ 0.49	$ 1.95	$ 1.37
Extraordinary Item - Loss on Early Extinguishment of Debt	-	(0.01)	-	(0.11)
Total Diluted Earnings Per Common Share	$ 0.66	$ 0.48	$ 1.95	$ 1.26
	========	========	========	========

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	122,743	121,446	123,615	121,717
	========	========	========	========

Dividends Per Common Share	$ 0.10	$ 0.05	$ 0.20	$ 0.15
	========	========	========	========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 241,243	$ 152,808
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Extraordinary Loss on Early Extinguishment of Debt	695	22,609
Depreciation and Amortization	78,396	78,869
Deferred Income Taxes	51,921	91,908
Equity in Earnings of Kinder Morgan Energy Partners	(285,027)	(178,895)
Distributions from Kinder Morgan Energy Partners	226,703	168,379
Equity in (Earnings) Losses of Other Investments	(13,051)	3,512
Minority Interests in Income of Consolidated Subsidiaries	23,115	8,604
Deferred Purchased Gas Costs	(9,441)	20,939
Net Gains on Sales of Facilities	(2,567)	(6,183)
Litigation Settlement and Escrow Deposit	(22,050)	-
Pension Contribution in Excess of Expense	(18,735)	-
Changes in Gas in Underground Storage	(6,595)	(75,074)
Changes in Other Working Capital Items	11,099	(2,516)
Changes in Deferred Revenues	(13,894)	(3,282)
Other, Net	(6,721)	(2,433)
Net Cash Flows Provided by Continuing Operations	255,091	279,245
Net Cash Flows Used in Discontinued Operations	(5,326)	(5,577)
Net Cash Flows Provided by Operating Activities	249,765	273,668

Cash Flows From Investing Activities:
Capital Expenditures	(128,882)	(64,154)
Acquisitions	(826)	(15,000)
Investment in Kinder Morgan Energy Partners	(331,912)	(1,003,585)
Exchange of Kinder Morgan Management Shares	(69)	-
Other Investments	(172,775)	(210,537)
Proceeds from Sales of Assets	4,007	5,074
Net Cash Flows Used in Continuing Investing Activities	(630,457)	(1,288,202)
Net Cash Flows Provided by Discontinued Investing Activities	-	25,742
Net Cash Flows Used in Investing Activities	(630,457)	(1,262,460)

Cash Flows From Financing Activities:
Short-term Debt, Net	(423,785)	603,220
Long-term Debt Issued	750,000	-
Long-term Debt Retired	(24,975)	(466,848)
Premiums Paid on Early Extinguishment of Debt	-	(30,694)
Issuance of Shares by Kinder Morgan Management	343,170	942,614
Common Stock Issued	14,250	26,085
Other Financing, Net	1,381	-
Treasury Stock Issued	-	2,464
Treasury Stock Acquired	(145,453)	(133,916)
Cash Dividends, Common Stock	(24,496)	(17,269)
Minority Interests, Net	(295)	(199)
Premium Equity Participating Securities Contract Fee	-	(5,449)
Debt Issuance Costs	(7,005)	-
Securities Issuance Costs	(14,611)	(54,480)
Net Cash Flows Provided by Financing Activities	468,181	865,528

Net Increase (Decrease) in Cash and Cash Equivalents	87,489	(123,264)
Cash and Cash Equivalents at Beginning of Period	16,134	141,923
Cash and Cash Equivalents at End of Period	$ 103,623	$ 18,659
	===========	===========

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

2.     Kinder Morgan Management, LLC

In conjunction with its initial public offering in May 2001, Kinder Morgan Management, one of our subsidiaries, became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to the general partner's right to approve specified actions. By approval of Kinder Morgan Management shareholders other than us, effective at the close of business on July 23, 2002, we no longer have an obligation to, upon presentation by the holder thereof, exchange publicly held Kinder Morgan Management shares for either Kinder Morgan Energy Partners' common units that we own or, at our election, cash. Prior to the elimination of the exchange feature, approximately 5.9 million and 6.8 million Kinder Morgan Management shares were exchanged in the three months and nine months ended September 30, 2002, respectively. A total of approximately 9.7 million Kinder Morgan Management shares had been exchanged for Kinder Morgan Energy Partners' common units or cash as of July 23, 2002.

On August 6, 2002, Kinder Morgan Management closed the issuance and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. We did not purchase any of the offered shares. At September 30, 2002, we owned approximately 13.2 million (29.6%) of Kinder Morgan Management's outstanding shares, including the only two voting shares. The issuance of i-units by Kinder Morgan Energy Partners decreased our percentage ownership of Kinder Morgan Energy Partners from approximately 20.4 percent to approximately 19.1 percent. As discussed in our 2001 Form 10-K, we have elected to treat transactions such as this as "capital" transactions and, accordingly, no gain or loss was recorded. Instead, the impact of the difference between sales proceeds and our underlying book basis had the effect of increasing our investment in the net assets of Kinder Morgan Energy Partners by $17.5 million and decreasing (i) our equity-method goodwill in Kinder Morgan Energy Partners by $64.9 million, (ii) associated deferred income taxes by $19.0 million and (iii) paid-in capital by $28.4 million.

On August 14, 2002, Kinder Morgan Management paid a share distribution of 619,585 of its shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2002, Kinder Morgan Management will make a distribution totaling 937,658 of its shares to shareholders of record as of October 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 1,601,127 shares in the nine months ended September 30, 2002.

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

3.     Investments and Sales

Effective July 1, 2002, construction and testing of the Jackson, Michigan 550-megawatt power generation facility were completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power Company, our wholly owned subsidiary, made a preferred investment in Triton Power Company LLC valued at $119.0 million; (ii) Triton Power Company LLC, through its wholly owned affiliate, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC, and (iii) we received full payment of our $104.4 million construction note receivable. Our preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative return, compounded monthly, of 9.0 percent per annum. We account for this investment under the cost method.

Also effective July 1, 2002, construction and testing of the 550-megawatt Wrightsville, Arkansas power generation facility were completed and commercial operations commenced. Mirant Corporation operates and maintains the Wrightsville power facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power Company will have a preferred investment of approximately $74.8 million in the project company, which represents approximately 21 percent of the total estimated facility capitalization of $350 million. In addition, Kinder Morgan Power Company expects to advance approximately $16.7 million to the electricity transmission carrier and the project company, which will be repaid with interest over the next several years. Our preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative preferred dividend return that escalates over time from 6.3 percent to 8.8 percent. We account for this investment under the cost method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Weighted-average Common Shares Outstanding	121,736	114,980	122,352	115,027
Dilutive Common Stock Options	1,007	1,722	1,263	1,824
Dilutive Premium Equity Participating Security Units	-	4,744	-	4,866
Shares Used to Compute Diluted Earnings Per Common Share	122,743	121,446	123,615	121,717
	========	========	========	========

There were approximately 2,542,000 and 2,535,000 weighted-average stock options outstanding during the three months and nine months ended September 30, 2002, respectively, that were excluded from the diluted earnings per share calculations because the effect of including them would have been antidilutive. There were approximately 11,000 weighted-average stock options outstanding during the three months ended September 30, 2001 that were excluded from the diluted earnings per share calculations because the effect of including them would have been antidilutive. All stock options outstanding during the nine months ended September 30, 2001 were dilutive.

5.     Supplemental Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Other Working Capital Items, Net of Effects of Acquisitions and Sales Increase (Decrease) in Cash and Cash Equivalents	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Accounts Receivable	$ 72,922	$ 40,083
Materials and Supplies Inventory	5,402	(1,497)
Other Current Assets	(3,946)	(1,022)
Accounts Payable	(65,544)	(37,888)
Other Current Liabilities	2,265	(2,192)
	$ 11,099	$ (2,516)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 140,905	$ 193,226
	=========	=========
Distribution on Preferred Capital Trust Securities	$ 10,956	$ 10,956
	=========	=========
Income Taxes Paid	$ 76,333	$ 23,878
	=========	=========

As discussed in Note 2, Kinder Morgan, Inc. exchanged approximately 6.8 million common units of Kinder Morgan Energy Partners for Kinder Morgan Management shares during the first nine months of 2002 in non-cash transactions. Distributions received by our Kinder Morgan Management subsidiary from its investment in i-units of Kinder Morgan Energy Partners are in the form of additional i-units, while distributions made by Kinder Morgan Management to its shareholders are in the form of additional shares, see Note 2.

6.     Business Segments

In accordance with the manner in which we currently manage our businesses, including the allocation of capital and evaluation of business unit performance, our principal business segments are: (1) Natural Gas Pipeline Company of America (NGPL) and affiliated companies, a major interstate natural gas pipeline and storage system, (2) Kinder Morgan Retail, the regulated seller of natural gas to residential, commercial and industrial customers and non-utility seller of natural gas to certain utility customers under the Choice Gas Program, a program that allows utility customers to choose their natural gas provider and (3) Power and Other, the construction and operation of natural gas-fired electric generation facilities. Prior to 2002, Power and Other also included various other activities not constituting separately managed or reportable business segments.

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

BUSINESS SEGMENT INFORMATION

	Three Months Ended September 30, 2002
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets at 9/30/02
	(In thousands)

Natural Gas Pipeline Company of America	$ 88,697	$ 167,097	$ -	$ 21,782	$ 44,596	$ 5,617,246
Kinder Morgan Retail	7,577	46,419	-	3,846	6,509	380,619
Power and Other	6,986	11,595	-	770	57	4,051,170[1]
Consolidated	103,260	$ 225,111	$ -	$ 26,398	$ 51,162	$10,049,035
		==========	==========	==========	==========	===========
General and Administrative Expenses	(16,693)
Other Income and (Expenses)	52,426
Income Before Income Taxes and
Extraordinary Item	$ 138,993
	==========
[1]

Principally our investment in Kinder Morgan Energy Partners, investments in power plant facilities and corporate cash and receivables. Earnings attributable to our investment in Kinder Morgan Energy Partners are included with "Other Income and (Expenses)."

	Three Months Ended September 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)

Natural Gas Pipeline Company of America	$ 83,612	$ 145,152	$ -	$ 21,015	$ 23,372
Kinder Morgan Retail	5,708	48,359	-	3,219	7,295
Power and Other	21,205	33,514	-	1,815	104
Consolidated	110,525	$ 227,025	$ -	$ 26,049	$ 30,771
		==========	==========	==========	==========
General and Administrative Expenses	(16,618)
Other Income and (Expenses)	9,207
Income Before Income Taxes and
Extraordinary Item	$ 103,114
	==========

BUSINESS SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2002
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)

Natural Gas Pipeline Company of America	$ 268,299	$ 507,717	$ -	$ 65,183	$ 94,448
Kinder Morgan Retail	38,532	190,588	-	10,899	17,278
Power and Other	22,650	31,941	-	2,314	17,156
Consolidated	329,481	$ 730,246	$ -	$ 78,396	$ 128,882
		==========	==========	==========	==========
General and Administrative Expenses	(53,351)
Other Income and (Expenses)	138,093
Income Before Income Taxes and
Extraordinary Item	$ 414,223
	==========
	Nine Months Ended September 30, 2001
	Income	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)

Natural Gas Pipeline Company of America	$ 257,788	$ 455,562	$ -	$ 64,098	$ 41,636
Kinder Morgan Retail	33,447	221,084	44	9,342	22,202
Power and Other	50,240	94,445	2,032	5,429	316
Consolidated	341,475	$ 771,091	$ 2,076	$ 78,869	$ 64,154
		==========	==========	==========	==========
General and Administrative Expenses	(49,098)
Other Income and (Expenses)	(9,509)
Income Before Income Taxes and
Extraordinary Item	$ 282,868
	==========

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

7.     Financing

We have available a $421.3 million 364-day credit facility dated October 15, 2002, and a $337.0 million three-year revolving credit agreement dated October 15, 2002. These bank facilities replace a $500 million 364-day credit facility and a $400 million five-year revolving credit agreement, and contain covenants and terms similar to those in the agreements they replace, which are described in our 2001 Form 10-K. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate that varies based on our senior debt rating. We had no borrowings under our bank facilities at September 30, 2002.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. No commercial paper was outstanding at September 30, 2002. Average short-term borrowings outstanding during the third quarter of 2002 were $355.4 million and the weighted-average interest rate was 2.10 percent. Average short-term borrowings outstanding during the first nine months of 2002 were $498.7 million and the weighted-average interest rate was 2.16 percent.

On November 1, 2002, we retired the full $35 million of our 8.35% sinking fund debentures due September 15, 2022 at a premium of 104.175% of the face amount of the debentures. We expect to record an extraordinary loss of $1.0 million (net of associated tax benefit of $0.7 million) in connection with this early extinguishment of debt in the fourth quarter of 2002.

On October 10, 2002, we retired our $200 million of Floating Rate Notes due October 10, 2002, utilizing a combination of cash and incremental short-term debt.

Effective September 1, 2002, we retired our $24 million of 7.85% debentures due September 1, 2022 at par. We recorded an extraordinary loss of $420 thousand (net of associated tax benefit of $275 thousand) in conjunction with this early extinguishment of debt, consisting of the unamortized debt expense associated with these debentures.

On August 27, 2002, we issued $750 million of our 6.50% Senior Notes due September 1, 2012, in an offering made pursuant to Rule 144A of the regulations of the Securities and Exchange Commission, with registration rights. The proceeds were used to retire our short-term notes payable then outstanding, with the balance invested in short-term commercial paper and money market funds. On October 18, 2002, we commenced an exchange offer to exchange these notes for our 6.50% Senior Notes due September 1, 2012, which have been registered under the Securities Act of 1933. These new notes have the same form and terms and evidence the same debt as the original notes, and were offered for exchange to satisfy our obligation to exchange the original notes for registered notes.

On September 10, 2001, we retired our $45 million of 9.625% Sinking Fund Debentures due March 1, 2021, utilizing incremental short-term borrowings. In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term debt. In conjunction with these early extinguishments of debt, we recorded an extraordinary loss of $13.6 million (net of associated tax benefit of $9.0 million), presented as a separate line item in the accompanying interim Consolidated Statement of Income for the nine months ended September 30, 2001.

On July 17, 2002, our Board of Directors approved a cash dividend of $0.10 per common share payable on August 14, 2002 to shareholders of record as of July 31, 2002. On October 16, 2002, our Board of Directors approved a cash dividend of $0.10 per common share payable on November 14, 2002 to shareholders of record as of October 31, 2002.

8.     Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million and $450 million at February 5, 2002 and July 17, 2002, respectively. As of September 30, 2002, we had repurchased a total of approximately $411.1 million (8,211,600 shares) of our outstanding common stock under the program, of which $5.6 million (136,100 shares) and $140.7 million (2,916,800 shares) were repurchased in the three months and nine months ended September 30, 2002, respectively.

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

On April 5, 2002, the D.C. Circuit issued an order largely affirming Order Nos. 637, et seq. The D.C. Circuit did remand the FERC's decision to impose a 5-year cap on bids the existing shipper would have to match in the right of first refusal process. The D.C. Circuit also remanded the FERC's decision to allow forward-hauls and backhauls to the same point. Finally, the D.C. Circuit held that several aspects of the FERC's segmentation policy and its policy on discounting at alternate points were not ripe for review. Numerous parties, including Natural Gas Pipeline Company of America, have filed comments on the remanded issues.

On October 31, 2002, the FERC issued an order in response to the D.C. Circuit's remand of certain Order 637 issues. The order: (i) eliminated the requirement of a 5-year cap on bid terms that an existing shipper would have to match in the right of first refusal process, and found that no term matching cap at all is necessary given existing regulatory controls; (ii) affirmed the FERC's policy that a segmented transaction consisting of both a forward-haul up to contract demand and a backhaul up to contract demand to the same point is permissible, and accordingly required, under Section 5 of the Natural Gas Act, pipelines that the FERC had previously found must permit segmentation on their systems to file tariff revisions within 30 days to permit such segmented forward-haul and backhaul transactions to the same point.

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

The FERC, in a Notice of Proposed Rulemaking in RM02-14-000, has proposed new regulation of cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Natural Gas Pipeline Company of America filed comments on August 28, 2002.

As a part of the settlement of litigation styled, Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686, in early 2002, Mr. Grynberg received $16.825 million from us (including forgiveness of a $10.4 million obligation owing from Mr. Grynberg) and an additional $15.625 million was paid into escrow. Rocky Mountain Natural Gas Company agreed to seek to recover these amounts from its customers/rate payers in a proceeding before the Public Utilities Commission for the State of Colorado. Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. made regulatory filings with the Public Utilities Commission for the State of Colorado on September 30, 2002, proposing recovery of these amounts as part of their annual Gas Cost Adjustment filing process. We proposed to collect these litigated gas costs, including associated carrying charges, over a 15-year amortization period. On October 30, 2002, the Public Utilities Commission for the State of Colorado decided, in open meeting, to allow us to place rates in effect and begin recovery of these costs effective November 1, 2002, subject to refund pending a final determination as to our ability to recover these costs in our rates. Mr. Grynberg will receive the money in escrow only to the extent rates allowing us to collect this gas cost are finally approved.

Currently, there are no material proceedings challenging the rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable statutes and regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have an adverse effect on our business, financial position or results of operations.

10.     Comprehensive Income

Our comprehensive income for the three months and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Net Income:	$ 80,403	$ 58,225	$ 241,243	$ 152,808
Other Comprehensive Income, Net of Tax:
Change in Fair Value of Derivatives Utilized
for Hedging Purposes	(9,699)	18,125	(22,231)	26,975
Reclassification of Change in Fair Value of
Derivatives to Net Income	(65)	(5,364)	2,021	2,021
Equity in Other Comprehensive Income of
Equity Method Investees	(2,589)	15,136	(22,552)	14,204
Minority Interest in Other Comprehensive
Income of Equity Method Investees	1,129	(6,445)	9,440	(6,283)
Other Comprehensive Income	(11,224)	21,452	(33,322)	36,917

Comprehensive Income	$ 69,179	$ 79,677	$ 207,921	$ 189,725
	=========	=========	=========	=========

11.    Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three months and nine months ended September 30, 2002 and 2001, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance of $16.0 million, representing unrecognized net losses on derivative activities at September 30, 2002. During the three months and nine months ended September 30, 2002 and 2001, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.75 billion. These agreements effectively convert the interest expense associated with our 6.65% senior notes due in 2005, our 7.25% debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges, accounted for utilizing the "shortcut" method prescribed for qualifying fair value hedges. Accordingly, at each reporting date, the carrying value of the swap is adjusted to its fair value, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps at September 30, 2002 was $125.7 million (included in the caption "Deferred Charges and Other Assets" of the accompanying Consolidated Balance Sheet as of September 30,

2002). We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

12.    Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Income is net of the debt component of the allowance for funds used during construction, which was $0.6 million and $1.8 million for the three months ended September 30, 2002 and 2001, respectively and $1.4 million and $4.5 million for the nine months ended September 30, 2002 and 2001, respectively.

13.    Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest. In addition, we own limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units (indirectly through Kinder Morgan Management) and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2001 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Form 10-Q for the quarter ended September 30, 2002 and in its 2001 Form
10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
(In thousands)
Operating Revenues	$ 1,121,320	$ 638,544	$ 3,015,321	$ 2,402,944
Operating Expenses	931,917	493,652	2,487,715	1,981,105
Operating Income	$ 189,403	$ 144,892	$ 527,606	$ 421,839
	===========	===========	===========	===========

Net Income	$ 158,180	$ 115,792	$ 444,130	$ 321,685
	===========	===========	===========	===========

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

(B)    Litigation Matters

K N TransColorado, Inc. v. TransColorado Gas Transmission Company, et. al, Case No. 00-CV-129, District Court, County of Garfield, State of Colorado. On June 15, 2000, K N TransColorado filed suit against Questar

TransColorado, its parent Questar Pipeline Company, and other affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit alleges, among other things, Questar breached its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against Kinder Morgan and certain of its affiliates for claims arising out of the construction and operation of the TransColorado pipeline project. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. The parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar's interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation. The Court dismissed Questar's counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar's Third Party Complaint. On July 19, 2001, the Court granted K N TransColorado's motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. On August 14, 2001, the Court granted leave to Questar to file its First Amended Answer and Counterclaim, once again naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegations against us as set forth above. Trial of the matter concluded on May 3, 2002. On August 26, 2002, the Court entered its Judgment in the matter. The parties have settled the matter. Under the terms of the settlement, we will purchase an indirect 50 percent interest in TransColorado Gas Transmission Company from an affiliate of Questar Corp. We will pay $105.5 million for the stock of the Questar affiliate that owns the 50 percent interest. On October 23, 2002, the $105.5 million purchase price was placed in escrow pending anti-trust clearance pursuant to a Hart-Scott-Rodino filing made on October 25, 2002. The agreement settles all outstanding litigation between Questar and us relating to TransColorado and provides for an effective date of October 1, 2002. In addition to its pipeline assets, TransColorado currently has approximately $12 million in cash which will be distributed to KMI following the close of the transaction. The transaction is subject to Hart-Scott-Rodino approval and is expected to close before year-end. Following completion of the transaction, we will own 100 percent of the TransColorado Pipeline.

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claim Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to Dismiss were filed and an oral argument on the Motion to Dismiss occurred on March 17, 2000. On July 20, 2000 the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases. Judge Downes denied the defendant's motion to dismiss on May 18, 2001. Pretrial proceedings are underway.

Will Price, et al. v. Gas Pipelines, et al., (f/k/a Quinque Operating Company et al. v. Gas Pipelines, et al.), Stevens County, Kansas District Court, Case No. 99 C 30. In May 1999, three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto, filed a purported nationwide class action in the Stevens County, Kansas District Court against some 250 natural gas pipelines and many of their affiliates. The District Court is located in Hugoton, Kansas. The Petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than twenty-five years. The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers, State taxing agencies and royalty, working and overriding owners. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally. This action was originally filed on May 28, 1999 in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. Subsequently, one of the defendants removed the action to Kansas Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District Court for the District of Kansas. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg federal False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. The Court in Kansas has issued a case management order addressing the initial phasing of the case. In this initial phase, the court will rule on motions to dismiss (jurisdiction and sufficiency of pleadings), and if the action is not dismissed, on class certification. Merits discovery has been stayed. The defendants filed a motion to dismiss on grounds other than personal jurisdiction, which was denied by the Court in August 2002. The Motion to Dismiss for lack of Personal Jurisdiction of the nonresident defendants has been briefed and is awaiting decision. The current Named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon Petroleum, Inc. Quinque Operating Company has been dropped from the action as a Named Plaintiff.

K N Energy, Inc., et al. v. James P. Rode and Patrick R. McDonald, Case No. 99CV1239, filed in the District Court, Jefferson County, Division 8, Colorado. The case was filed on May 21, 1999. Defendants counterclaimed and filed third party claims against several of our former officers and/or directors. Messrs. Rode and McDonald are former principal shareholders of Interenergy Corporation. We acquired Interenergy on December 19, 1997 pursuant to a Merger Agreement dated August 25, 1997. Rode and McDonald allege that K N Energy committed securities fraud, common law fraud and negligent misrepresentation as well as breach of contract. Rode and McDonald are seeking an unspecified amount of compensatory damages, greater than $2 million, plus unspecified exemplary or punitive damages, attorney's fees and their costs. We filed a motion to dismiss, and on April 21, 2000, the Jefferson County District Court Judge dismissed the case against the individuals and us with prejudice. On April 6, 2001, the Colorado Court of Appeals affirmed the dismissal. Rode and McDonald also filed a federal securities fraud action in the United States District Court for the District of Colorado on January 27, 2000 titled: James P. Rode and Patrick R. McDonald v. K N Energy, Inc., et al., Civil Action No. 00-N-190. This case initially raised the identical state law claims contained in the counterclaim and third party complaint in state court. Rode and McDonald filed an amended Complaint, which dropped the state-law claims. On June 20, 2000, the federal district court dismissed this Complaint with prejudice. The district court's dismissal was subsequently affirmed by the Tenth Circuit Court of Appeals on April 23, 2002. A third related class action case styled, Adams vs. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, in the United States District Court for the District of Colorado was served on us on April 10, 2000. As of this date no class has been certified. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal. Briefing at the Tenth Circuit Court of Appeals is complete.

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

15.    Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying interim Statements of Consolidated Cash Flows under the caption "Net Cash Flows Used in Discontinued Operations" result from cash activity attributable to retained liabilities associated with these discontinued operations. The caption "Net Cash Flows Provided By Discontinued Investing Activities," for the nine months ended September 30, 2001, includes cash received for discontinued operations sold during 2000. Note 7 of Notes to Consolidated Financial Statements of our 2001 Form 10-K contains additional information on these matters.

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

Had SFAS 142 been in effect prior to January 1, 2002, our reported net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands except per share amounts)
Reported Net Income	$ 80,403	$ 58,225	$241,243	$152,808
Add Back: Goodwill Amortization, Net of Tax	-	3,666	-	12,035
Adjusted Net Income	$ 80,403	$ 61,891	$241,243	$164,843
	========	========	========	========

Basic Earnings Per Share:
Reported Net Income	$ 0.66	$ 0.51	$ 1.97	$ 1.33
Goodwill Amortization	-	0.03	-	0.10
Adjusted Net Income	$ 0.66	$ 0.54	$ 1.97	$ 1.43
	========	========	========	========

Diluted Earnings Per Share:
Reported Net Income	$ 0.66	$ 0.48	$ 1.95	$ 1.26
Goodwill Amortization	-	0.03	-	0.09
Adjusted Net Income	$ 0.66	$ 0.51	$ 1.95	$ 1.35
	========	========	========	========

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

As a result of the rescission of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Applying the provisions of Accounting Principles Board Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require us, when the provisions are applied, to reclassify, in income statements that include the first and third quarters of 2001, as well as the third and fourth quarters of 2002, the losses on extinguishment of debt that have been classified as an extraordinary item.

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

18.    Commitments and Contingent Liabilities

Note 18 of Notes to Consolidated Financial Statements included in our 2001 Form 10-K contains a discussion of our commitments and contingent liabilities as of December 31, 2001. The contingent obligation discussed in Note 18(E) of our 2001 Form 10-K, the potential requirement to assume a $250 million note in conjunction with a power plant facility, no longer exists due to the closing of long-term, third-party financing by the owner of the facility in May 2002. In addition, our expected investments in power plant facilities have been completed as anticipated and our purchase of the remaining interest in a joint venture pipeline is expected to be completed during the fourth quarter as discussed in Note 14.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected over the course of an entire year. In this report Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as "Kinder Morgan Energy Partners."

Consolidated Financial Results
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
(In thousands except per share amounts)
Operating Revenues	$ 225,111	$ 227,025	$ (1,914)	$ 730,246	$ 771,091	$ (40,845)
	==========	==========	==========	==========	==========	==========
Gross Margin	$ 167,820	$ 173,541	$ (5,721)	$ 518,398	$ 525,013	$ (6,615)
	==========	==========	==========	==========	==========	==========
General and Administrative Expenses	$ 16,693	$ 16,618	$ 75	$ 53,351	$ 49,098	$ 4,253
	==========	==========	==========	==========	==========	==========
Operating Income	$ 84,666	$ 91,396	$ (6,730)	$ 269,892	$ 284,643	$ (14,751)
Other Income and (Expenses)	54,327	11,718	42,609	144,331	(1,775)	146,106
Income Taxes	58,170	43,443	14,727	172,560	116,495	56,065
Income before Extraordinary Item	80,823	59,671	21,152	241,663	166,373	75,290
Extraordinary Item - Loss on Early
Extinguishment of Debt, Net of Tax	(420)	(1,446)	1,026	(420)	(13,565)	13,145
Net Income	$ 80,403	$ 58,225	$ 22,178	$ 241,243	$ 152,808	$ 88,435
	==========	==========	==========	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Item	$ 0.66	$ 0.49	$ 0.17	$ 1.95	$ 1.37	$ 0.58
Extraordinary Item - Loss on Early
Extinguishment of Debt	-	(0.01)	0.01	-	(0.11)	0.11
Total Diluted Earnings Per Common Share	$ 0.66	$ 0.48	$ 0.18	$ 1.95	$ 1.26	$ 0.69
	==========	==========	==========	==========	==========	==========

Total diluted earnings per common share increased from $0.48 in the third quarter of 2001 to $0.66 in the third quarter of 2002, an increase of $0.18 (38%). Excluding the effects of extraordinary after-tax losses of $0.4 million (less than $0.01 per diluted common share) in 2002 and $1.4 million ($0.01 per diluted common share) in 2001, diluted earnings per common share increased from $0.49 in the third quarter of 2001 to $0.66 in the third quarter of 2002, an increase of $0.17 (35%). Income before the extraordinary item was positively affected in the third quarter of 2002, relative to 2001, primarily by (i) increased equity in earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners and the cessation of amortization of equity-method goodwill (amortization of $3.5 million and $11.7 million after taxes was included in the results of operations for the third quarter and first nine months of 2001, respectively) related to this investment due to the adoption of SFAS No. 142 as discussed in Note 16 of the accompanying Notes to Consolidated Financial Statements, (ii) decreased interest expense, (iii) increased earnings from our Natural Gas Pipeline Company of America and Kinder Morgan Retail business segments and (iv) increased earnings from our equity investment in the TransColorado joint venture, which we have recently agreed to become 100% owner of as discussed in "Net Cash Flows from Investing Activities" following and Note 14 of the accompanying Notes to Consolidated Financial Statements. These positive impacts were partially offset by (i) increased income tax expense and (ii) decreased earnings from our Power and Other business segment. Please refer to the individual headings under "Results of Operations" following for additional details regarding these matters. The number of shares used to calculate diluted earnings per common share was approximately 1.3 million (1.1%) higher for the third quarter of 2002 than the third quarter of 2001. The number of shares used to calculate diluted earnings per common share was affected by, among other things, the November 2001 issuance of 13.4 million common shares upon the maturity of our Premium Equity Participating Security Units. This increase in common shares was partially offset by shares acquired under our share repurchase program, totaling 5.3 million shares in 2001 and an additional 2.9 million shares in the first nine months of 2002. In addition, fluctuations in the market price of our stock affect the dilutive impact of our outstanding common stock options.

Total diluted earnings per common share increased from $1.26 in the first nine months of 2001 to $1.95 in the first nine months of 2002, an increase of $0.69 (55%). Excluding the effects of extraordinary after-tax losses of $0.4 million (less than $0.01 per diluted common share) in 2002 and $13.6 million ($0.11 per diluted common share) in 2001, diluted earnings per common share increased from $1.37 in the first nine months of 2001 to $1.95 in the first nine months of 2002, an increase of $0.58 (42%). Income before the extraordinary item for the first nine months of 2002 was affected, relative to 2001, largely by the same factors as discussed previously with respect to third quarter results, and by higher general and administrative expenses in 2002 due to higher costs for (i) insurance and (ii) employee compensation and benefits. The number of shares used to calculate diluted earnings per common share was approximately 1.9 million (1.6%) higher for the first nine months of 2002 than the first nine months of 2001 due to the same factors that affected the quarter-to-quarter comparison.

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

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into discrete business segments so that performance can be effectively monitored and reported. Currently, we manage and report our operations in the following segments:

Business Segment	Business Conducted	Referred to As

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America

Retail Natural Gas Distribution	The regulated transportation, distribution and sale of natural gas to residential, commercial and industrial customers and the non-regulated sale of natural gas to certain utility customers	Kinder Morgan Retail

Power and Other	The construction and operation of natural gas-fired electric generation facilities, together with various other activities not constituting separately managed or reportable business segments	Power and Other

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

Natural Gas Pipeline Company of America
	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	Increase	2002	2001	Increase
	(In thousands except systems throughput)
Operating Revenues	$167,097	$145,152	$ 21,945	$507,717	$455,562	$ 52,155
	========	========	========	========	========	========

Gross Margin	$133,392	$127,190	$ 6,202	$403,677	$381,644	$ 22,033
	========	========	========	========	========	========

Segment Earnings	$ 88,697	$ 83,612	$ 5,085	$268,299	$257,788	$ 10,511
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	341.3	309.4	31.9	1,092.3	1,016.6	75.7
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $5.1 million, or 6.1%, from the third quarter of 2001 to the third quarter of 2002. Operating results for the third quarter of 2002 were positively affected, relative to the corresponding period in 2001, by (i) increased margins from natural gas transportation and storage services, including operational sales and (ii) the inclusion, in third-quarter 2002 results, of earnings from our equity investment in Horizon Pipeline Company, which was placed in service during the second quarter of 2002. These positive impacts were partially offset by increased expenses in 2002 for property taxes. Although systems throughput increased in 2002, this increase did not have a significant impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

Natural Gas Pipeline Company of America's segment earnings increased by $10.5 million, or 4.1%, from the first nine months of 2001 to the first nine months of 2002. Operating results for the first nine months of 2002 were affected, relative to the same period in 2001, by the same factors as discussed previously regarding third quarter results. In addition, year-to-date 2001 results included $6.1 million of pre-tax gains from incidental asset sales, while year-to-date 2002 results included higher operations and maintenance expenses related to right of way costs, system compression costs, and storage well and transmission mains expenses.

During the third and fourth quarters of 2002, Natural Gas Pipeline Company of America announced extensions to its long-term firm-transportation and storage contracts with several of its largest customers - Northern Indiana Public Service, Northern Illinois Gas Company, We Energies, formerly Wisconsin Electric Power Co., and MidAmerican Energy Company. These contract renewals represent approximately 45 percent of Natural Gas Pipeline Company of America's firm capacity to the Chicago market area.

Two major expansion projects have been completed and are expected to contribute additional segment earnings for Natural Gas Pipeline Company of America on a going-forward basis. The Horizon Pipeline project in Northern Illinois was completed and placed into service in May 2002. The extension of Natural Gas Pipeline Company of America's system to East St. Louis, Illinois, via 51 miles of newly constructed 24-inch diameter pipeline, was completed and placed into service in August 2002. Please refer to our 2001 Form 10-K for additional information regarding Natural Gas Pipeline Company of America.

Kinder Morgan Retail
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
(In thousands except systems throughput)
Operating Revenues	$ 46,419	$ 48,359	$ (1,940)	$190,588	$221,128	$(30,540)
	========	========	========	========	========	========

Gross Margin	$ 23,617	$ 19,976	$ 3,641	$ 85,688	$ 76,590	$ 9,098
	========	========	========	========	========	========

Segment Earnings	$ 7,577	$ 5,708	$ 1,869	$ 38,532	$ 33,447	$ 5,085
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)[1]	10.3	8.4	1.9	30.4	28.6	1.8
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings increased by $1.9 million, or 32.7%, from the third quarter of 2001 to the third quarter of 2002. Operating results for the third quarter of 2002 were positively affected, relative to the corresponding period in 2001, by (i) margins derived as a result of the fourth quarter 2001 acquisition of natural gas distribution facilities from Citizens Communications Company, as described following, (ii) the addition of new customers in our existing service territories and (iii) a $1.6 million ad valorem tax refund from an affiliated shipper.

Kinder Morgan Retail's segment earnings increased by $5.1 million, or 15.2%, from the first nine months of 2001 to the first nine months of 2002. Operating results for the first nine months of 2002 were affected, relative to the same period in 2001, largely by the same factors as discussed previously regarding third quarter results. The decrease in operating revenues was principally due to lower natural gas prices (a component of the overall sales rate) in 2002 than in 2001 and was offset by lower costs for natural gas purchases. The increase in gross margins was partially offset by higher operations, maintenance and depreciation expenses principally attributable to the newly acquired facilities.

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

Counties in Colorado. Please refer to our 2001 Form 10-K for additional information regarding Kinder Morgan Retail.

Power and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	(Decrease)	2002	2001	(Decrease)
	(In thousands)
Operating Revenues	$ 11,595	$ 33,514	$(21,919)	$ 31,941	$ 96,477	$(64,536)
	========	========	========	========	========	========

Gross Margin	$ 10,811	$ 26,375	$(15,564)	$ 29,033	$ 66,779	$(37,746)
	========	========	========	========	========	========

Segment Earnings	$ 6,986	$ 21,205	$(14,219)	$ 22,650	$ 50,240	$(27,590)
	========	========	========	========	========	========

Results for this segment in 2002 include only the results of our Power business unit. Excluding the operating results of the Wattenberg facilities that were sold in 2001 as discussed below, segment revenues and gross margin decreased by $5.9 million, or 33.8% and 35.2%, respectively, and segment earnings decreased by $9.2 million, or 56.8%, from the third quarter of 2001 to the third quarter of 2002. Power's reduced third quarter 2002 earnings reflect, as expected, lower 2002 power plant development fees. The reduction in 2002 development fees was partially offset by (i) increased fees received for operating power plants and (ii) decreased 2002 amortization charges as a result of newly adopted rules regarding amortization of goodwill (see Note 16 of the accompanying Notes to Consolidated Financial Statements). Operating results of the Power and Other segment for the third quarter of 2001 included $16.0 million of revenue, $9.7 million of gross margin and $5.0 million of segment earnings resulting from our operating agreement with Kerr-McGee Gathering LLC (formerly HS Resources, Inc.), which agreement concluded upon the sale of our Wattenberg natural gas facilities to Kerr-McGee effective December 28, 2001.

Operating results of the Power and Other segment for the first nine months of 2001 include $52.2 million of revenue, $25.6 million of gross margin and $15.7 million of segment earnings resulting from the Wattenberg facilities, which were sold at year-end 2001 as discussed previously. Excluding the 2001 results from the Wattenberg facilities, segment revenue decreased by $12.4 million, or 27.9%, gross margin decreased by $12.2 million, or 29.5%, and segment earnings decreased by $11.8 million, or 34.3%, from the first nine months of 2001 to the first nine months of 2002. Power's earnings for the first nine months of 2002 were impacted, relative to the first nine months of 2001, largely by the same factors as discussed previously regarding third quarter results.

Effective July 1, 2002, construction and testing of the Jackson, Michigan 550-megawatt power generation facility were completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power Company, our wholly owned subsidiary, made a preferred investment in Triton Power Company LLC valued at $119.0 million; (ii) Triton Power Company LLC, through its wholly owned affiliate, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC, and (iii) we received full payment of our $104.4 million construction note receivable. Our preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative return, compounded monthly, of 9.0% per annum. We account for this investment under the cost method.

Also effective July 1, 2002, construction and testing of the 550-megawatt Wrightsville, Arkansas power generation facility were completed and commercial operations commenced. Mirant Corporation operates and maintains the Wrightsville power facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power Company will have a preferred investment of approximately $74.8 million in the project company, which represents approximately 21% of the total estimated facility capitalization of $350 million. In addition, Kinder Morgan Power Company expects to advance approximately $16.7 million to the electricity transmission carrier and the project company, which will be repaid with interest over the next several years. Our preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative preferred dividend return that escalates over time from 6.3% to 8.8%. We account for this investment under the cost method.

Given (i) the lengthy development phase, including the lengthy and uncertain permitting process that precedes actual construction of a power generation facility and (ii) the impact that projections of future electrical demand and pricing can have on the desirability, timing and locations for new power plant development, we are not forecasting the development of any additional power plants in 2002. In addition, a number of factors have negatively affected Power's business environment and certain of its current operations. These factors, which are currently expected to continue in the near to intermediate term, include (i) volatile and generally declining prices for wholesale electric power in certain markets, (ii) cancellation and/or postponement of the construction of a number of new power generation facilities, (iii) difficulty in obtaining air permits with acceptable operating conditions and constraints and (iv) a marked deterioration in the financial condition of a number of participants in the power generating and marketing business, including participants in the two newly constructed power plants in Jackson, Michigan and Wrightsville, Arkansas. During the fourth quarter of 2002, we will be evaluating these and other factors to determine their impact on the prospects for this business in the future. While this analysis could result in the recognition of material charges to income to reduce the carrying value of our existing investments in development costs, power plants and turbines, the market conditions remain dynamic and our analysis is in its preliminary stages.

Other Income and (Expenses)
	Three Months Ended September 30,			Nine Months Ended September 30,
			Earnings Increase			Earnings Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
	(In thousands)
Interest Expense, Net	$(40,925)	$(53,175)	$ 12,250	$(120,283)	$(167,700)	$ 47,417
Equity in Earnings of Kinder Morgan Energy Partners:
General Partner Interest	72,008	56,062	15,946	201,943	150,384	51,559
Limited Partner Units (KMP)	9,779	9,453	326	33,717	31,900	1,817
Limited Partner i-units (KMR)	19,755	10,734	9,021	49,367	16,060	33,307
Amortization of Equity-method Goodwill	-	(5,907)	5,907	-	(19,449)	19,449
Equity in Earnings of Power Segment	1,359	2,511	(1,152)	5,281	1,551	3,730
Equity in Earnings of Horizon Pipeline Company	542	-	542	957	-	957
Other Equity in Earnings (Losses)	4,722	(420)	5,142	6,813	(5,063)	11,876
Minority Interests:
Trust Preferred Securities	(5,478)	(5,478)	-	(16,434)	(16,434)	-
Other	(8,470)	(5,387)	(3,083)	(23,115)	(8,604)	(14,511)
Other, Net	1,035	3,325	(2,290)	6,085	15,580	(9,495)
	$ 54,327	$ 11,718	$ 42,609	$ 144,331	$ (1,775)	$146,106
	========	========	========	=========	=========	========

"Other Income and (Expenses)" was a net increase to earnings of $54.3 million and $11.7 million in the third quarter of 2002 and 2001, respectively. This positive variance of $42.6 million is principally due to (i) an increase of $25.3 million in equity in earnings of Kinder Morgan Energy Partners before amortization of equity-method goodwill (see Note 13 of the accompanying Notes to Consolidated Financial Statements), (ii) an increase of $5.9 million due to the elimination, as of January 1, 2002, of amortization related to the equity-method goodwill in Kinder Morgan Energy Partners (see Note 16 of the accompanying Notes to Consolidated Financial Statements), (iii) a decrease of $12.3 million in net interest expense in the third quarter of 2002, reflecting reduced interest rates and reduced debt outstanding and (iv) an increase of $4.5 million from equity in earnings of other equity method investees, principally TransColorado Gas Transmission Company and Horizon Pipeline Company (note that we also include results from Horizon Pipeline Company in our Natural Gas Pipeline Company of America segment). We have recently announced our intention to acquire the 50% of TransColorado Gas Transmission Company owned by an affiliate of Questar Corporation, see Note 14 of the accompanying Notes to Consolidated Financial Statements. These favorable impacts were partially offset by an increase of $3.1 million in expense due to minority interest in the third quarter of 2002, due principally to inclusion of the minority interest in Kinder Morgan Management, LLC (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

"Other Income and (Expenses)" was a net increase to earnings of $144.3 million in the first nine months of 2002 and a net decrease to earnings of $1.8 million in the first nine months of 2001. This positive variance of $146.1 million is principally due to (i) an increase of $86.7 million in equity in earnings of Kinder Morgan Energy Partners before amortization of equity-method goodwill, (ii) an increase of $19.4 million due to the elimination, as of January 1, 2002, of amortization related to the equity-method goodwill in Kinder Morgan Energy Partners, (iii) a decrease of $47.4 million in net interest expense in the first nine months of 2002, reflecting reduced interest rates and reduced debt outstanding and (iv) an increase of $16.6 million from equity in earnings of other equity method investees, principally TransColorado Gas Transmission Company, Horizon Pipeline Company and Thermo Cogeneration Partnership (note that we also include results from Thermo Cogeneration Partnership in our Power and Other segment). These favorable impacts were partially offset by (i) an increase of $14.5 million in expense due to minority interest in the first nine months of 2002, due principally to the inclusion of the minority interest in Kinder Morgan Management and (ii) a reduction of $4.4 million of net pre-tax gains from sales of certain assets (note that approximately $6.1 million of pre-tax gains from asset sales are also included in the results of our Natural Gas Pipeline Company of America segment for the first nine months of 2001).

Income Taxes

The increase of $14.7 million in the income tax provision for the third quarter of 2002, relative to 2001, consisted of an increase of $15.5 million resulting from an increase in pretax income, partially offset by a decrease of $0.8 million reflecting a reduction in the provision for state income taxes. The increase of $56.1 million in the income tax provision for the first nine months of 2002, relative to 2001, consisted of an increase of $58.2 million resulting from an increase in pretax income, partially offset by a decrease of $2.1 million reflecting a reduction in the provision for state income taxes.

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

Liquidity and Capital Resources

The following table gives the sources of our invested capital. The balances at December 31, 2000 and thereafter reflect the transfer of certain assets to Kinder Morgan Energy Partners effective as of that date, while the balances at December 31, 2001 reflect the May 2001 sale of shares of Kinder Morgan Management, LLC in its initial public offering. The balances at September 30, 2002 also reflect the impact of Kinder Morgan Management's August 2002 public sale of its shares. In addition to our results of operations, which affect the amount of cash we generate internally, financing activities such as (i) retirement of debt securities, (ii) the

November 2001 maturity of our premium equity participating security units and (iii) reacquisition of our common stock under our stock repurchase program impact these balances in various periods. Additional information on these matters is contained under "Cash Flows" following and in Notes 2 and 7 of the accompanying Notes to Consolidated Financial Statements.

The discussion under the heading "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. These disclosures, which reflected balances and contractual arrangements existing as of December 31, 2001, also reflect current balances and contractual arrangements except as follows. With respect to our unconsolidated investees, in addition to changes in balances resulting from the recurring operations of these entities, Horizon Pipeline Company was completed for approximately the expected investment and we have announced that we expect to purchase the remaining 50% of TransColorado Gas Transmission Company. With respect to our contractual obligations, there has been no material change in our obligations under operating leases or our Capital Trust Securities. Changes in our long-term debt and commercial paper are discussed under "Net Cash Flows from Financing Activities" following and in Note 7 of the accompanying Notes to Consolidated Financial Statements. We completed our incremental investment in power plants approximately as expected. With respect to our contingent liabilities, we are no longer contingently liable for assumption of the $250 million power plant note.

	September 30,	December 31,
	2002	2001	2000	1999
	(Dollars in thousands)
Long-term Debt:
Outstanding	$ 2,631,334	$ 2,409,798	$ 2,478,983	$ 3,293,326
Market Value of Interest Rate Swaps[1]	125,720	(4,831)	-	-
	2,757,054	2,404,967	2,478,983	3,293,326
Minority Interests	955,311	827,487	4,910	9,523
Common Equity	2,333,473	2,267,495	1,777,624	1,649,615
Capital Trust Securities	275,000	275,000	275,000	275,000
	6,320,838	5,774,949	4,536,517	5,227,464
Less Market Value of Interest Rate Swaps	(125,720)	4,831	-	-
Capitalization	6,195,118	5,779,780	4,536,517	5,227,464
Short-term Debt, Less Cash and Cash Equivalents[2]	604,394	613,918	766,244	555,189
Invested Capital	$ 6,799,512	$ 6,393,698	$ 5,302,761	$ 5,782,653
	===========	===========	===========	===========

Capitalization:
Long-term Debt	42.5%	41.7%	54.6%	63.0%
Minority Interests	15.4%	14.3%	0.1%	0.2%
Common Equity	37.7%	39.2%	39.2%	31.5%
Capital Trust Securities	4.4%	4.8%	6.1%	5.3%

Invested Capital:
Total Debt	47.6%	47.3%	61.2%	66.6%
Equity and Minority Investments,
Including Capital Trust Securities	52.4%	52.7%	38.8%	33.4%
[1]	See Note 11 of the accompanying Notes to Consolidated Financial Statements.
[2]	Cash and cash equivalents netted against short-term debt were $103,623, $16,134, $141,923 and $26,378 for September 30, 2002 and December 31, 2001, 2000 and 1999, respectively.

A number of our customers are experiencing severe financial problems that have had a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable laws and regulations, prepayments and other security requirements such as letters of credit to enhance our credit position relating to amounts owed from these customers. We cannot assure that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business.

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock. Our Board of Directors approved expanding the program to a total of $400 million and $450 million in February 2002 and July 2002, respectively. As of September 30, 2002, we had repurchased a total of approximately $411.1 million (8,211,600 shares) of our outstanding common stock under the program, of which $5.6 million (136,100 shares) and $140.7 million (2,916,800 shares) were repurchased in the three months and nine months ended September 30, 2002, respectively.

In conjunction with its initial public offering in May 2001, Kinder Morgan Management, one of our subsidiaries, became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners, subject to the general partner's right to approve specified actions. By approval of Kinder Morgan Management shareholders other than us, effective at the close of business on July 23, 2002, we no longer have an obligation to, upon presentation by the holder thereof, exchange publicly held Kinder Morgan Management shares for either Kinder Morgan Energy Partners' common units that we own or, at our election, cash. Prior to the elimination of the exchange feature, approximately 5.9 million and 6.8 million Kinder Morgan Management shares were exchanged in the three months and nine months ended September 30, 2002, respectively. A total of approximately 9.7 million Kinder Morgan Management shares had been exchanged for Kinder Morgan Energy Partners' common units or cash as of July 23, 2002.

On August 6, 2002, Kinder Morgan Management closed the issuance and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. We did not purchase any of the offered shares. At September 30, 2002, we owned approximately 13.2 million (29.6%) percent of Kinder Morgan Management's outstanding shares, including the only two voting shares.

On August 14, 2002, Kinder Morgan Management paid a share distribution of 619,585 of its shares to shareholders of record as of July 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2002, Kinder Morgan Management will make a distribution totaling 937,658 of its shares to shareholders of record as of October 31, 2002, based on the $0.61 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof based on the average market price of a share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 1,601,127 shares in the nine months ended September 30, 2002.

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

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" decreased from $273.7 million for the nine months ended September 30, 2001 to $249.8 million for the nine months ended September 30, 2002, a decrease of $23.9 million (8.8%). This negative variance principally reflects the impacts of several non-recurring cash payments and cash flow timing issues including (i) a second-quarter 2002 $22.1 million payment and escrow deposit in settlement of certain litigation involving Jack L. Grynberg, (ii) an $18.7 million payment in 2002 for pension contributions in excess of book expense and (iii) a decrease of $30.4 million in 2002 cash attributable to deferred purchased gas costs. The $20 million pension contribution made in April 2002 was deductible under Internal Revenue Service regulations but was not required to be made under ERISA minimum contribution guidelines. These negative impacts were partially offset by a decrease of $68.5 million in cash outflows for gas in underground storage during 2002. Significant year-to-year variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $1.3 billion for the nine months ended September 30, 2001 to $630.5 million for the nine months ended September 30, 2002, a decrease of $632.0 million. This decreased use of cash is principally due to (i) the fact that the nine months ended September 30, 2001 included a $1.0 billion cash outflow versus a $331.9 cash outflow during the nine months ended September 30, 2002 for investments in i-units of Kinder Morgan Energy Partners, (ii) a decrease of $46.4 million of 2002 cash outflows for power plant development investments and (iii) the fact that the nine months ended September 30, 2001 included a $15 million cash outflow for acquisitions. These factors were partially offset by (i) an increase of $64.7 million in capital expenditures in 2002, principally for the Natural Gas Pipeline Company of America pipeline extension to East St. Louis, Illinois, (ii) a $16.5 million 2002 cash outflow for an investment in Horizon Pipeline Company and (iii) the fact that the nine months ended September 30, 2001 included $25.7 million of proceeds from discontinued operations sold during 2000.

On October 23, 2002, we placed in escrow the $105.5 million purchase price we expect to pay Questar Corp. for the stock of the Questar affiliate that owns a 50% interest in TransColorado Gas Transmission Company pending anti-trust clearance pursuant to a Hart-Scott-Rodino filing made on October 25, 2002. This purchase is part of an agreement that settles all outstanding litigation between Questar and us relating to TransColorado. See Note 14 of the accompanying Notes to Consolidated Financial Statements for additional information.

Net Cash Flows from Financing Activities

"Net Cash Flows Provided by Financing Activities" decreased from $865.5 million for the nine months ended September 30, 2001 to $468.2 million for the nine months ended September 30, 2002, a decrease of $397.3 million. This decrease is principally due to (i) the fact that the nine months ended September 30, 2001 and 2002 included proceeds, net of issuance costs, of $888.1 million and $328.6, respectively, from the issuance of Kinder Morgan Management shares, (ii) a $1.0 billion decrease during 2002 in net short-term borrowing, and (iii) $24.0 million of cash used for the early retirement of our 7.85% debentures due September 1, 2022 (see Note 7 of the accompanying Notes to Consolidated Financial Statements). Partially offsetting these factors were

$743.0 million of net proceeds received in 2002 from the issuance of our 6.50% Senior Notes due September 1, 2012 and the fact that the nine months ended September 30, 2001 included a $495.7 million cash outflow for the early extinguishment of three series of debt securities (see Note 7 of the accompanying Notes to Consolidated Financial Statements).

Our principal sources of short-term liquidity are the commercial paper market and our $758.3 million of revolving bank facilities, which replaced $900 million of revolving bank facilities on October 15, 2002, with additional commitments possible in the fourth quarter. At September 30, 2002, we had no commercial paper (which is backed by the bank facilities) issued and outstanding. At October 31, 2002, we had $296.6 million of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $869.4 million and $429.2 million at September 30, 2002 and October 31, 2002, respectively. The increase in the amount of commercial paper issued and outstanding subsequent to September 30, 2002 reflects the retirement of the $200 million of floating rate notes (see following and Note 7 of the accompanying Notes to Consolidated Financial Statements) and the placement of $105.5 million in escrow relating to the purchase of the 50 percent interest in TransColorado Gas Transmission Company that we don't already own, as discussed under "Net Cash Flows from Investing Activities" preceding and Note 14 of the accompanying Notes to Consolidated Financial Statements. For additional information on utilization of these facilities, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

Apart from our current maturities of long-term debt, our current liabilities exceeded our current assets by approximately $10.4 million at September 30, 2002. Our current maturities of long-term debt of $708.0 million at September 30, 2002 principally consisted of the $500 million of our 6.45% Series Senior Notes due in March of 2003, the $200 million of our Floating Rate Notes due in October 2002 (retired on October 10, 2002, see below) and the $5 million of our 7.27% Series Senior Notes due in December of 2002. We currently expect that funding for the remainder of these obligations will be provided by cash generated from operations and incremental short-term borrowings. Apart from the remaining current maturities of long-term debt just described, we have no significant long-term debt maturities until March 2005.

On October 10, 2002, we retired our $200 million of Floating Rate Notes due October 10, 2002, utilizing a combination of cash and incremental short-term debt. On November 1, 2002, we retired the full $35 million of our 8.35% sinking fund debentures due September 15, 2022 at a premium of 104.175% of the face amount of the debentures. We expect to record an extraordinary loss of $1.0 million (net of associated tax benefit of $0.7 million) in connection with this early extinguishment of debt in the fourth quarter of 2002. Effective September 1, 2002, we retired our $24.0 million of 7.85% debentures due September 1, 2022 at par. We recorded an extraordinary loss of $420 thousand (net of associated tax benefit of $275 thousand) in conjunction with this early extinguishment of debt, consisting of the unamortized debt expense associated with these debentures.

On August 27, 2002, we issued $750 million of our 6.50% Senior Notes due September 1, 2012, in an offering made pursuant to Rule 144A of the regulations of the Securities and Exchange Commission, with registration rights. The proceeds were used to retire our short-term notes payable then outstanding, with the balance invested in short-term commercial paper and money market funds. On October 18, 2002, we commenced an exchange offer to exchange these notes for our 6.50% Senior Notes due September 1, 2012, which have been registered under the Securities Act. These new notes have the same form and terms and evidence the same debt as the original notes, and are being offered for exchange to satisfy our obligation to exchange the original notes for registered notes.

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

As further described in Note 11 of the accompanying Notes to Consolidated Financial Statements, we have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.75 billion and a fair market value of approximately $125.7 million at September 30, 2002. These swaps are accounted for as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

As a result of the rescission of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Applying the provisions of Accounting Principles Board Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require us, when the provisions are applied, to reclassify, in income statements that include the first and third quarters of 2001 as well as the third and fourth quarters of 2002, the losses on extinguishment of debt that have been classified as an extraordinary item.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to the following:

•

price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, coal and other bulk materials in the United States; economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demand;

•

changes in our tariff rates or those of Kinder Morgan Energy Partners implemented by the Federal Energy Regulatory Commission or another regulatory agency or, with respect to Kinder Morgan Energy Partners, the California Public Utilities Commission;

•	Kinder Morgan Energy Partner's ability to integrate any acquired operations into its existing operations;

•	Kinder Morgan Energy Partner's ability and our ability to acquire new businesses and assets and to make expansions to our respective facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to Kinder Morgan Energy Partners' bulk terminals;

•	Kinder Morgan Energy Partners' ability and our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply our services;

•	changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect our business or our ability to compete;

•

our ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

•

our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	acts of sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

•	the condition of the capital markets and equity markets in the United States;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability to achieve cost savings and revenue growth;

•	rates of inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

•	the timing and success of business development efforts.

You should not put an undue reliance on forward-looking statements.

See the "Risk Factors" section of Items 1. and 2. Business and Properties contained in our 2001 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2001 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement.

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

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

During the quarter ended September 30, 2002, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Risk Factors

Set forth below are two updated risk factors relating to our business. For additional risk factors about us, see our 2001 Form 10-K filed with the Securities and Exchange Commission.

The distressed financial condition of some of our customers could have an adverse impact on us in the event these customers are unable to pay us for the services we provide. Some of our customers are experiencing severe financial problems. The bankruptcy of one or more of them, or some other similar proceeding or liquidity constraint might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities.

Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements. Through our regulated pipeline businesses, we are subject to extensive laws and regulations related to pipeline integrity. Compliance with existing regulations requires significant expenditures. Additional laws and regulations that may be enacted in the future could significantly increase the amount of these expenditures.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.
4.1*

Form of Indenture dated August 27, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 of Kinder Morgan, Inc.'s Registration Statement on Form S-4 (Registration No. 333-100338) filed with the Securities and Exchange Commission on October 4, 2002).

4.2*	Form of 6.50% Note (contained in the Indenture filed as Exhibit 4.1).
4.3*

Form of Registration Rights Agreement dated August 27, 2002 among Kinder Morgan, Inc., Salomon Smith Barney Inc., Wachovia Securities, Inc., Commerzbank Capital Markets Corp., Scotia Capital (USA) Inc., BMO Nesbitt Burns Corp., J.P. Morgan Securities Inc., RBC Dominion Securities Corporation, SunTrust Capital Markets, Inc., Banc One Capital Markets, Inc., and Credit Lyonnais Securities (USA)Inc. (incorporated by reference from Exhibit 4.3 of Kinder Morgan, Inc.'s Registration Statement on Form S-4 (Registration No. 333-100338) filed with the Securities and Exchange Commission on October 4, 2002).

4.4

Certain instruments with respect to long-term debt of Kinder Morgan, Inc. and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of Kinder Morgan, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. ss.229.601. Kinder Morgan, Inc. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

99.1 99.2	Certification of Chief Executive Officer Certification of Chief Financial Officer
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.
(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated July 8, 2002 was filed on July 8, 2002 pursuant to Item 9. and Item 7. of that form.

Pursuant to Item 9. of that form, in Item 7. Kinder Morgan, Inc. filed an exhibit containing press releases dated July 8, 2002 in which Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. announced that they expect to exceed consensus earnings estimates for the second quarter of 2002.

(2)	Current Report on Form 8-K dated July 23, 2002 was filed on July 23, 2002 pursuant to Item 5. and Item 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. made two disclosures. First, Kinder Morgan, Inc. disclosed that on July 23, 2002, Kinder Morgan, Inc. issued a press release announcing that (i) at a special meeting of shareholders of Kinder Morgan Management, LLC held on July 23, 2002, Kinder Morgan Management, LLC shareholders approved an amendment to Kinder Morgan Management, LLC's limited liability agreement eliminating the exchange feature of Kinder Morgan Management, LLC's shares, and (ii) Kinder Morgan, Inc. will issue to each Kinder Morgan Management, LLC shareholder .09853 shares of Kinder Morgan, Inc. common stock for each 100 Kinder Morgan Management, LLC shares held of record by such shareholder at the close of business on July 23, 2002, with cash in lieu of fractional shares. Second, Kinder Morgan, Inc. disclosed that David G. Dehaemers, Jr., Vice President–Corporate Development, announced his intention to leave Kinder Morgan, Inc. to pursue personal and family interests effective April 2003.

Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed the press release of the Company issued July 23, 2002 as an exhibit.

(3)	Current Report on Form 8-K dated August 8, 2002 was filed on August 9, 2002 pursuant to Item 7. and Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. disclosed that on August 8, 2002 the Chairman and Chief Executive Officer and Vice President and Chief Financial Officer of Kinder Morgan, Inc. executed certifications in connection with the Form 10-Q of Kinder Morgan, Inc. for the period ended June 30, 2002 pursuant to the Sarbanes-Oxley Act of 2002.

Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed copies of such certifications as an exhibit.

(4)	Current Report on Form 8-K dated August 14, 2002 was filed on August 14, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make presentations on August 14, 2002 at the UBS Warburg Equity Investor Tour to investors, analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website.

(5)	Current Report on Form 8-K dated August 26, 2002 was filed on August 27, 2002 pursuant to Item 5. and Item 7. of that form.

Pursuant to Item 5. of that form, Kinder Morgan, Inc. disclosed that on August 26, 2002 it issued a press release.

Pursuant to Item 7. of that form, Kinder Morgan, Inc. filed the press release of the company issued August 26, 2002 as an exhibit.

(6)	Current Report on Form 8-K dated September 4, 2002 was filed on September 4, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make presentations on September 4, 2002 at the Lehman Brothers' 2002 CEO Energy/Power Conference to investors, analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website and the ability of interested parties to access the presentations by audio webcast, both live and on-demand.

(7)	Current Report on Form 8-K dated September 17, 2002 was filed on September 18, 2002 pursuant to Item 9. of that form.

Pursuant to Item 9. of that form, Kinder Morgan, Inc. announced its intention to make presentations on September 19, 2002 at the Global Power & Gas Leaders Conference to investors, analysts and others to address various strategic and financial issues relating to the business plans and objectives of Kinder Morgan, Inc., Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, the availability of materials to be presented at the meetings on Kinder Morgan, Inc.'s website and the ability of interested parties to access the presentations by audio webcast, both live and on-demand.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
November 13, 2002	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard D. Kinder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kinder Morgan, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard D. Kinder
Richard D. Kinder
Chairman and Chief Executive Officer

Date: November 13, 2002

I, C. Park Shaper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kinder Morgan , Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. Park Shaper
C. Park Shaper
Vice President, Treasurer and Chief Financial Officer

Date: November 13, 2002