Form 10-Q
period 2003-03-31
KINDER MORGAN INC
filed 2003-05-15
CIK 54502

of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission File Number 1-6446

Kinder Morgan, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Kansas	48-0290000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of Principal Executive Offices, Including Zip Code)

(713) 369-9000
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No ___

The number of shares outstanding of the registrant's common stock, $5 par value, as of May 1, 2003 was 122,073,674 shares.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

Contents

SIGNATURE	33

CERTIFICATIONS	34-35

PART I. - FINANCAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	March 31,	December 31,
	2003	2002
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 29,465	$ 35,653
Restricted Deposits	6,678	2,783
Accounts Receivable, Net:
Trade	83,749	82,258
Related Parties	7,835	48,054
Inventories	25,881	62,760
Gas Imbalances	29,707	32,033
Other	97,942	157,454
	281,257	420,995

Investments:
Kinder Morgan Energy Partners	2,056,452	2,034,160
Goodwill	990,878	990,878
Other	295,525	285,883
	3,342,855	3,310,921

Property, Plant and Equipment	6,553,908	6,544,418
Less Accumulated Depreciation and Amortization	(522,922)	(496,311)
	6,030,986	6,048,107

Deferred Charges and Other Assets	283,659	322,727

Total Assets	$ 9,938,757	$10,102,750
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	March 31,	December 31,
	2003	2002
	(In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 1,267	$ 501,267
Notes Payable	331,900	-
Accounts Payable:
Trade	51,471	88,227
Related Parties	66	50
Accrued Interest	33,612	80,158
Accrued Expenses	39,673	49,580
Accrued Taxes	40,741	27,355
Gas Imbalances	33,738	50,394
Other	63,916	69,501
	596,384	866,532

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,463,818	2,435,780
Other	197,546	210,869
	2,661,364	2,646,649

Long-term Debt:
Outstanding	2,851,917	2,852,181
Interest Rate Swaps	126,076	139,589
	2,977,993	2,991,770
Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	975,587	967,802

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 130,200,635 and 129,861,650 Shares,
Respectively, Before Deducting 8,234,475 and 8,168,241
Shares Held in Treasury	650,999	649,308
Additional Paid-in Capital	1,688,838	1,681,042
Retained Earnings	578,843	486,062
Treasury Stock	(409,722)	(406,630)
Deferred Compensation	(9,628)	(10,066)
Accumulated Other Comprehensive Loss	(46,901)	(44,719)
Total Stockholders' Equity	2,452,429	2,354,997

Total Liabilities and Stockholders' Equity	$ 9,938,757	$10,102,750
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended March 31,
	2003	2002
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 182,853	$ 153,406
Natural Gas Sales	122,999	120,776
Other	13,016	17,219
Total Operating Revenues	318,868	291,401

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	112,955	101,247
Operations and Maintenance	29,901	29,080
General and Administrative	16,408	19,550
Depreciation and Amortization	29,625	26,004
Taxes, Other Than Income Taxes	7,174	7,165
Total Operating Costs and Expenses	196,063	183,046

Operating Income	122,805	108,355

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	111,495	90,091
Equity in Earnings of Other Equity Investments	2,483	2,372
Interest Expense, Net	(39,974)	(39,548)
Minority Interests	(15,921)	(12,777)
Other, Net	996	3,573
Total Other Income and (Expenses)	59,079	43,711

Income Before Income Taxes	181,884	152,066
Income Taxes	70,814	63,678

Net Income	$ 111,070	$ 88,388
	=========	=========

Basic Earnings Per Common Share	$ 0.91	$ 0.72
	=========	=========

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	121,877	123,398
	=========	=========

Diluted Earnings Per Common Share	$ 0.90	$ 0.71
	=========	=========

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	123,078	124,829
	=========	=========

Dividends Per Common Share	$ 0.15	$ 0.05
	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 111,070	$ 88,388
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	29,625	26,004
Deferred Income Taxes	30,350	9,990
Equity in Earnings of Kinder Morgan Energy Partners	(111,495)	(90,091)
Distributions from Kinder Morgan Energy Partners	86,965	70,394
Equity in Earnings of Other Investments	(2,483)	(2,372)
Minority Interests in Income of Consolidated Subsidiaries	10,443	7,299
Deferred Purchased Gas Costs	(7,129)	(3,236)
Net Gains on Sales of Facilities	-	(2,567)
Changes in Gas in Underground Storage	38,575	13,637
Changes in Other Working Capital Items	(56,000)	(16,258)
Proceeds from Termination of Interest Rate Swap	28,147	-
Other, Net	1,999	2,544
Net Cash Flows Provided by Continuing Operations	160,067	103,732
Net Cash Flows Used in Discontinued Operations	(366)	(3,478)
Net Cash Flows Provided by Operating Activities	159,701	100,254

Cash Flows From Investing Activities:
Capital Expenditures	(19,480)	(35,885)
Other Investments	(7,945)	(29,565)
Proceeds from Sales of Other Assets	2,629	4,385
Net Cash Flows Used in Investing Activities	(24,796)	(61,065)

Cash Flows From Financing Activities:
Short-term Debt, Net	331,900	138,015
Long-term Debt Retired	(500,317)	(320)
Common Stock Issued	9,538	9,728
Short-term Advances (To) From Unconsolidated Affiliates	40,235	(90,347)
Repurchase of Kinder Morgan Management LLC Shares	(928)	-
Treasury Stock Acquired	(3,092)	(94,405)
Cash Dividends, Common Stock	(18,289)	(6,186)
Minority Interests, Net	(140)	(107)
Net Cash Flows Used in Financing Activities	(141,093)	(43,622)

Net Decrease in Cash and Cash Equivalents	(6,188)	(4,433)
Cash and Cash Equivalents at Beginning of Period	35,653	16,134
Cash and Cash Equivalents at End of Period	$ 29,465	$ 11,701
	===========	===========

For supplemental cash flow information, see Note 4.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   General

We are a provider of energy and related services and have operations in the Rocky Mountain and mid-continent regions of the United States, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. Services we offer include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services and (iii) natural gas-fired electric generation facilities. We have both regulated and nonregulated operations. Our common stock is traded on the New York Stock Exchange under the symbol "KMI." As a result of our October 1999 acquisition of Kinder Morgan (Delaware), Inc., we own the general partner interest, as well as significant limited partner interests, in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners," and receive a substantial portion of our earnings from returns on these investments.

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current presentation. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries.

2.   Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. In recent periods, we have repurchased a significant number of our outstanding shares, see Note 10. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options are currently the only such securities outstanding) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Weighted-average Common Shares Outstanding	121,877	123,398
Dilutive Common Stock Options	1,201	1,431
Shares Used to Compute Diluted Earnings Per Common Share	123,078	124,829
	========	========

Weighted-average stock options outstanding totaling 2.6 million and 1.4 million for the three months ended March 31, 2003 and 2002, respectively, were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

3.   Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.

4.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Other Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Accounts Receivable	$ (1,418)	$ 28,900
Materials and Supplies Inventory	(316)	6,541
Other Current Assets	59,150	(2,849)
Accounts Payable	(36,954)	(56,396)
Other Current Liabilities	(76,462)	7,546
	$ (56,000)	$ (16,258)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 75,811	$ 66,625
	=========	=========
Income Taxes Paid (Received)	$ (281)	$ 4,272
	=========	=========

Distributions received by our Kinder Morgan Management subsidiary from its investment in i-units of Kinder Morgan Energy Partners are in the form of additional i-units, while distributions made by Kinder Morgan Management to its shareholders are in the form of additional Kinder Morgan Management shares, see Note 6.

5.   Comprehensive Income

Our comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net Income:	$ 111,070	$ 88,388
Other Comprehensive Income, Net of Tax:
Change in Fair Value of Derivatives Utilized
for Hedging Purposes, Net of Tax	(21,104)	(10,483)
Reclassification of Change in Fair Value of
Derivatives to Net Income, Net of Tax	18,731	5,232
Equity in Other Comprehensive Income of
Equity Method Investees	(1,388)	(19,245)
Minority Interest in Other Comprehensive
Income of Equity Method Investees	1,579	8,008
Other Comprehensive Income	(2,182)	(16,488)

Comprehensive Income	$ 108,888	$ 71,900
	=========	=========

6.   Kinder Morgan Management, LLC

On February 14, 2003, Kinder Morgan Management paid a share distribution of 858,981 of its shares to shareholders of record as of January 31, 2003, based on the $0.625 per common unit distribution declared by Kinder Morgan Energy Partners. On May 15, 2003, Kinder Morgan Management will make a distribution totaling 859,933 of its shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners for the first quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

7.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest. In addition, we own limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units (indirectly through Kinder Morgan Management) and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2002 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and in its Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended March 31,
	2003	2002
(In thousands)
Operating Revenues	$ 1,788,838	$ 803,065
Operating Expenses	1,593,686	637,209
Operating Income	$ 195,152	$ 165,856
	===========	===========

Net Income	$ 170,478	$ 141,433
	===========	===========

8.   Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying interim Statements of Consolidated Cash Flows under the caption "Net Cash Flows Used in Discontinued Operations" result from cash activity attributable to retained liabilities associated with these discontinued operations. Note 8 of Notes to Consolidated Financial Statements included in our 2002 Form 10-K contains additional information on these matters.

9.   Financing

We have available a $445 million 364-day credit facility dated October 15, 2002, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program and, as discussed in our 2002 Form 10-K, include covenants that are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate that varies based on our senior debt rating. We had no borrowings under our bank facilities at March 31, 2003.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at March 31, 2003 was $331.9 million. Our weighted-average interest rate on short-term borrowings outstanding at March 31, 2003 was 1.50 percent. Average short-term borrowings outstanding during the first quarter of 2003 were $115.4 million and the weighted-average interest rate was 1.53 percent.

On March 3, 2003, our $500 million 6.45% Senior Notes matured and we paid the holders of the notes.

On April 16, 2003, our Board of Directors approved a cash dividend of $0.15 per common share payable on May 15, 2003 to shareholders of record as of April 30, 2003.

10.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million and $450 million at February 5, 2002 and July 17, 2002, respectively. As of March 31, 2003, we had repurchased a total of approximately $416.1 million (8,339,300 shares) of our outstanding common stock under the program, of which $1.4 million (31,100 shares) were repurchased in the three months ended March 31, 2003.

11.  Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America, a major interstate natural gas pipeline and storage system; (2) TransColorado Gas Transmission Company, referred to as TransColorado Pipeline, an interstate natural gas pipeline located in western Colorado and northwest New Mexico; (3) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system currently being built-out in Hermosillo, Mexico) and the non-regulated sales of natural gas to certain utility customers under the Choice Gas Program and (4) Power, the operation and, in previous periods, construction of natural gas-fired electric generation facilities.

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2002 Form 10-K, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included in segment results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

BUSINESS SEGMENT INFORMATION

Three Months Ended March 31, 2003					March 31, 2003
Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
(In thousands)
Natural Gas Pipeline Company of America	$ 100,076	$ 214,068	$ -	$ 22,305	$ 14,808	$5,587,688
TransColorado Pipeline	7,260	9,499	-	1,066	409	243,036
Kinder Morgan Retail	31,459	88,989	-	3,924	1,586	403,842
Power	2,920	6,312	-	2,330	2,677	355,391
Segment Totals	141,715	$ 318,868	$ -	$ 29,625	$ 19,480	6,589,957
		==========	==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	111,495			Investment in Kinder Morgan Energy Partners Goodwill		2,056,452 990,878
General and Administrative Expenses	(16,408)			Other[1] Consolidated		301,470 $9,938,757
Other Income and (Expenses)	(54,918)					==========
Income Before Income Taxes	$ 181,884
	==========

Three Months Ended March 31, 2002
Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
(In thousands)
Natural Gas Pipeline Company of America	$ 95,618	$ 183,089	$ -	$ 21,764	$ 18,034
TransColorado Pipeline	93	-	-	-	-
Kinder Morgan Retail	24,858	97,627	-	3,470	845
Power	9,740	10,685	-	770	17,006
Segment Totals	130,309	$ 291,401	$ -	$ 26,004	$ 35,885
		==========	==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	90,091
General and Administrative Expenses	(19,550)
Other Income and (Expenses)	(48,784)
Income Before Income Taxes	$ 152,066
	==========

[1]

Includes market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

12.  Accounting for Asset Retirement Obligations

We adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. This statement changed the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The impact of the adoption of this statement on us is discussed below by segment.

In general, Natural Gas Pipeline Company of America's system is composed of underground piping, compressor stations and associated facilities, natural gas storage facilities and certain other facilities and equipment. Except as discussed following, we have no plans to abandon any of these facilities, the majority of which have been providing utility service for many years, making it impossible to determine the timing of any potential retirement expenditures. Notwithstanding our current intentions, in general, if we were to cease utility operations in total or in any particular area, we would be permitted to abandon the underground piping in place, but would have to remove our surface facilities from land belonging to our customers or others. We would generally have no obligations for removal or remediation with respect to equipment and facilities, such as compressor stations, located on land we own.

Natural Gas Pipeline Company of America has various condensate drips tanks located throughout the system, depleted storage wells located within the storage fields, laterals no longer integral to the overall mainline transmission system, compressor stations which are no longer active, and other miscellaneous facilities, all of which have been officially abandoned. For these facilities, it is possible to reasonably estimate the timing of the payment of obligations associated with their retirement. The recognition of these obligations has resulted in a liability and associated asset of approximately $2.8 million as of January 1, 2003, representing the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of Natural Gas Pipeline Company of America's asset retirement obligations have not been recorded due to our inability, as discussed above, to reasonably estimate when they will be settled in cash. We will record liabilities for these obligations when we are able to reasonably estimate their fair value.

In general, our retail natural gas distribution system is composed of town border stations, regulator stations, underground piping and delivery meters. In addition, we have (i) certain other associated surface equipment, (ii) gas storage facilities in Colorado and Wyoming and (iii) one producing gas field in Colorado. Except as discussed following, we have no plans to abandon any of these facilities, the majority of which have been providing utility service for many years, making it impossible to determine the timing of any potential retirement expenditures. Notwithstanding our current intentions, if we were to cease utility operations in any particular area, we would be permitted to abandon the underground piping in place, but would have to remove our surface facilities at customer delivery points. We would be under no obligation to remove town border stations, odorization or other miscellaneous facilities located on our property.

In our Kinder Morgan Retail storage field operations we would, upon abandonment, be required to plug and abandon the wells and to remove our surface wellhead equipment and compressors. We currently have two small sites in Wyoming that are no longer being used as active storage facilities and estimate that, in 2013, we will incur approximately $200,000 in costs to conduct these retirement obligations. We have no plans to cease using any of our other storage facilities as they are expected to, for the foreseeable future, provide critical deliverability to our customers in severe cold weather situations. With respect to our small natural gas production field in Colorado, we will be required, upon cessation of commercial operations, to plug and abandon the natural gas wells, remove surface equipment and remediate the well sites. We have estimated that this process will start in 2005 and continue through 2013 for a total cost of $240,000, with approximately half the total being spent in the final two years. The recognition of these obligations has resulted in a liability and associated asset of approximately $0.3 million as of January 1, 2003, representing the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of our asset retirement obligations have not been recorded due to our inability to reasonably estimate when they will be settled in cash. We will record liabilities for these obligations when we are able to reasonably estimate their fair value.

The facilities utilized in our power generation activities fall into two general categories: those that we own and those that we do not own. With respect to those facilities that we do not own but either operate or maintain a preferred interest in, principally the Jackson, Michigan and Wrightsville, Arkansas power plants, we have no obligation for any asset retirement obligation that may exist or arise. With respect to the Colorado power generation assets that we do own, we have no asset retirement obligation with respect to those facilities located on land that we also own, and no direct responsibility for assets in which we own an interest accounted for under the equity method of accounting. Thus, our power generation activities do not give rise to any asset retirement obligations.

We have not presented prior period information on a pro forma basis to reflect the implementation of SFAS No. 143 because the impact in total and on each individual period is immaterial.

13.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three months ended March 31, 2003 and 2002, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $23.3 million, representing unrecognized net losses on derivative activities at March 31, 2003. During the three months ended March 31, 2003 and 2002, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. In addition, at March 31, 2003, our accumulated other comprehensive loss included $5.9 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion at March 31, 2003. These agreements effectively converted the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The carrying value of the swaps at March 31, 2003 was $99.1 million (included in the caption "Deferred Charges and Other Assets" in the accompanying interim Consolidated Balance Sheet as of March 31, 2003). We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $27.0 million at March 31, 2003 is included in the caption "Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

14.  Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $247,000 and $278,000 related to the purchase discount offered under the employee stock purchase plan for the three months ended March 31, 2003 and 2002, respectively.

Three Months Ended March 31,
	2003	2002
(In thousands, except per share amounts)
Net Income, As Reported	$ 111,070	$ 88,388
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	240	223
Deduct: Total Stock-based Employee Compensation Expense Determined under Fair Value Method for All Awards, Net of Related Tax Effects	(4,005)	(4,192)
Pro Forma	$ 107,305	$ 84,419
	==========	==========

Earnings Per Basic Share:
As Reported	$ 0.91	$ 0.72
	==========	==========
Pro Forma	$ 0.88	$ 0.68
	==========	==========

Earnings Per Diluted Share:
As Reported	$ 0.90	$ 0.71
	==========	==========
Pro Forma	$ 0.87	$ 0.68
	==========	==========

15.  Regulatory Matters

As a part of the settlement of litigation styled, Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686, in early 2002, Mr. Grynberg received $16.825 million from us (including forgiveness of a $10.4 million obligation owing from Mr. Grynberg) and an additional $15.625 million was paid into escrow. Rocky Mountain Natural Gas Company agreed to seek to recover these amounts from its customers/rate payers in a proceeding before the Public Utilities Commission for the State of Colorado. Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. made regulatory filings with the Public Utilities Commission for the State of Colorado on September 30, 2002, proposing recovery of these amounts as part of their annual Gas Cost Adjustment filing process. We proposed to collect these litigated gas costs, including associated carrying charges, over a 15-year amortization period. On October 30, 2002, the Public Utilities Commission for the State of Colorado decided, in open meeting, to allow us to place rates in effect and begin recovery of these costs effective November 1, 2002, subject to refund pending a final determination as to our ability to recover these costs in our rates. Mr. Grynberg will receive the money in escrow only to the extent rates allowing us to collect this gas cost are finally approved. The parties, including the Public Utilities Commission for the State of Colorado, are currently engaged in active settlement discussions. On April 25, 2003, the presiding administrative law judge issued an order vacating the existing procedural schedule and hearing dates to allow more time for settlement discussions and directed that any settlement agreement reached by the parties be filed on or before May 16, 2003.

The Wyoming Choice Gas program, under which our customers are permitted to select their own supplier of natural gas, was reviewed by the Wyoming Public Service Commission to determine whether the existing program should continue and whether any program modifications should be made. A hearing was conducted in February 2003 and a decision was issued on March 11, 2003, authorizing the Choice Gas program to continue with several modifications. The traditional regulated pass-on rate must continue to be offered by us along with the Choice Gas program. Customers who do not return a Choice Gas selection form will default to the pass-on tariff rate. The $1 per month Choice Gas customer charge will not be applied to pass-on tariff customers.

See Note 9 of Notes to Consolidated Financial Statements included in our 2002 Form 10-K for additional information regarding regulatory matters.

Currently, there are no material proceedings challenging the base rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable statutes and regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have an adverse effect on our business, cash flows, financial position or results of operations.

16.  Environmental and Legal Matters

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

See Note 10(A) of Notes to Consolidated Financial Statements included in our 2002 Form 10-K for additional information regarding environmental matters.

(B)    Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of the plaintiff's valuation claims has been granted by the Court. Mr. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery is now underway to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act.

Will Price, et al. v. Gas Pipelines, et al., (f/k/a Quinque Operating Company et al. v. Gas Pipelines, et al.), Stevens County, Kansas District Court, Case No. 99 C 30. In May 1999, three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto, filed a purported nationwide class action in the Stevens County, Kansas District Court against some 250 natural gas pipelines and many of their affiliates. The petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than 25 years. The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers, state taxing agencies and royalty, working and overriding interest owners. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally. This action was originally filed on May 28, 1999 in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. Subsequently, one of the defendants removed the action to Kansas Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District Court for the District of Kansas. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claims Act cases, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. The defendants filed a motion to dismiss on grounds other than personal jurisdiction, which was denied by the Court in August 2002. The motion to dismiss for lack of personal jurisdiction of the nonresident defendants has been briefed and is awaiting decision. Merits discovery has been stayed. The current named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon Petroleum, Inc. Quinque Operating Company has been dropped from the action as a named plaintiff. On April 10, 2003, the Court issued its decision denying plaintiffs' motion for class certification. Plaintiffs have indicated they will move the Court for permission to amend the complaint because of this ruling.

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

Darrell Sargent d/b/a Double D Production v. Parker & Parsley Gas Processing Co., American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 878, filed in the 100th Judicial District Court, Carson County, Texas. The plaintiff filed a purported class action suit in 1999 and amended its petition in late 2002 to assert claims on behalf of over 1,000 producers who process gas through as many as ten gas processing plants formerly owned by American Processing, L.P. ("American Processing"), a former wholly owned subsidiary of Kinder Morgan, Inc. in Carson and Gray counties and other surrounding Texas counties. Plaintiff claims that American Processing (and subsequently, ONEOK, which purchased American Processing  from us in 2000) improperly allocated liquids and gas proceeds to the producers. In particular, among other claims, the plaintiff challenges the accuracy of a computer model used at the plants to allocate liquid and gas proceeds among the producers and processors. The petition asserts claims for breach of contract and Natural Resources Code violations relating to the period from 1994 to the present. To date, the plaintiff has not made a specific monetary demand nor produced a specific calculation of alleged damages. Plaintiff has alleged generally in the petition that damages are "not to exceed $200 million" plus attorney's fees, costs and interest. The defendants have filed a counterclaim for overpayments made to producers.

Pioneer Natural Resources USA, Inc., formerly known as Parker & Parsley Gas Processing Company ("Parker & Parsley"), is a co-defendant. Parker & Parsley has claimed indemnity from American Processing based on its sale of assets to American Processing on October 4, 1995. We have accepted indemnity and defense subject to a reservation of rights pending resolution of the suit. The plaintiff has also named ONEOK as a defendant. We and ONEOK are defending the case pursuant to an agreement whereby ONEOK is responsible for any damages that may be attributable to the period following ONEOK's acquisition of American Processing from us in 2000.

The purported class has not been certified. The plaintiff filed a motion for pre-trial conference on class certification issues and sought to establish a schedule for class discovery. The defendants filed a motion to deny class certification because of the plaintiff's delay in proceeding with the class action. On March 11, 2003, the Court ordered that the defendants' motion to deny class certification was premature. The

Court allowed class discovery to proceed. The defendants expect to assert additional objections to class certification.

Manna Petroleum Services, L.P., et al v. American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 31,485, filed in the 223rd Judicial District Court of Gray County, Texas. The plaintiff filed suit in late 1999 and alleges that American Processing (and subsequently ONEOK) improperly allocated liquids and gas proceeds. This suit, which was filed by the same attorney who represents the purported class in the Sargent case discussed above, involves similar allegations as those presented in Sargent except this suit is not styled as a class action. See the discussion of Sargent above for further details. The defendants have filed a counterclaim for overpayments to the plaintiff. The parties are presently engaged in fact discovery, with expert discovery and trial presently scheduled to occur in 2003.

Energas Company, a Division of Atmos Energy Company v. ONEOK Energy Marketing and Trading Company, L.P., et al., Cause No. 2001-516,386, filed in the 72nd District Court of Lubbock County, Texas. The plaintiff is suing several ONEOK entities for alleged overcharges in connection with gas sales, transportation, and other services, and alleged misallocations and meter errors, in and around Lubbock, under three different gas contracts. While the petition is vague, it is broad enough to include claims for the period before and after March 1, 2000 when the assets in question were conveyed by us to ONEOK. We and ONEOK are defending the case pursuant to an agreement whereby ONEOK is responsible for any damages that may be attributable to the period following ONEOK's acquisition of the assets in question. In an amended petition filed in mid-2002, the plaintiff alleged damages in excess of $12 million. The defendants have filed a counterclaim for offsetting damages and accounting corrections under the contracts with the plaintiff. The parties are currently engaged in an informal dispute resolution process in an attempt to resolve their accounting and other differences. In the event this process does not resolve the claims, a scheduling order will be established for completion of fact discovery and trial. We believe that the resolution of the plaintiff's claims will be for amounts substantially less than the amounts sought.

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

17.  Recent Accounting Pronouncements

In January 2003, The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are required to apply the provisions (other than the transition disclosure provisions) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The principal impact of this interpretation on us is that, upon implementation, we expect to begin consolidation of Triton Power Company LLC and its wholly owned subsidiary, Triton Power Michigan LLC, the lessee of the Jackson, Michigan power generation facility. We operate and have a preferred interest in Triton Power Company LLC, in which the common interest is owned by others. Neither entity has debt but, as a result of this consolidation, we will include the lease obligation on the Jackson plant in our consolidated financial statements. We expect to apply the provisions of the statement beginning with the third quarter of 2003 and, at that time, the total remaining lease payments will be $553.5 million and will be $21.7 million, $20.3 million, $20.3 million, $20.4 million and $20.6 million for 2004 through 2008, respectively. The difference between the earnings impact under consolidation and under the currently-applied cost method is not expected to be material.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

The new guidance amends SFAS No. 133 for decisions made:

•	as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133;

•	in connection with other FASB projects dealing with financial instruments; and

•

regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components.

The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We will apply this guidance prospectively. We have not yet quantified the impacts of adopting this statement on our financial position or results of operations.

The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of "when-issued" securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected over the course of an entire year. In this report Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as "Kinder Morgan Energy Partners."

Consolidated Financial Results

	Three Months Ended March 31,		Increase
	2003	2002	(Decrease)
(In thousands except per share amounts)

Operating Revenues	$ 318,868	$ 291,401	$ 27,467
	==========	==========	==========
Gross Margin[1]	$ 205,913	$ 190,154	$ 15,759
	==========	==========	==========
General and Administrative Expenses	$ 16,408	$ 19,550	$ (3,142)
	==========	==========	==========
Operating Income	$ 122,805	$ 108,355	$ 14,450
Other Income and (Expenses)	59,079	43,711	15,368
Income Taxes	70,814	63,678	7,136
Net Income	$ 111,070	$ 88,388	$ 22,682
	==========	==========	==========

Diluted Earnings Per Common Share	$ 0.90	$ 0.71	$ 0.19
	==========	==========	==========

1 Gross margin equals total operating revenues less gas purchases and other costs of sales.

Net income increased from $88.4 million in the first quarter of 2002 to $111.1 million in the first quarter of 2003, an increase of $22.7 million (25.7%). Total diluted earnings per common share increased from $0.71 in the first quarter of 2002 to $0.90 in the first quarter of 2003, an increase of $0.19 (27%). Income was positively affected in the first quarter of 2003, relative to 2002, primarily by (i) increased equity in earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets owned and/or operated by Kinder Morgan Energy Partners, (ii) increased earnings from our Natural Gas Pipeline Company of America and Kinder Morgan Retail business segments, (iii) increased earnings from our TransColorado business segment, which we began operating as 100% owner as of October 1, 2002, (iv) lower general and administrative costs due, in part, to reduced legal expenses in the first quarter of 2003 and (v) a lower effective tax rate in 2003. These positive impacts were partially offset by (i) decreased earnings from our Power business segment and (ii) increased income tax expense due to the increased pre-tax income. Please refer to the individual headings under "Results of Operations" following for additional details regarding these matters. The number of shares used to calculate diluted earnings per common share was approximately 1.8 million (1.4%) lower in the first quarter of 2003 than in the first quarter of 2002. The number of shares used to calculate diluted earnings per common share was affected by, among other things, shares acquired under our share repurchase program, totaling 3.0 million shares in 2002 and an additional 31,100 shares in the first three months of 2003. In addition, fluctuations in the market price of our stock affect the dilutive impact of our outstanding common stock options, which totaled approximately 1.2 million shares and 1.4 million shares in the first quarters of 2003 and 2002, respectively.

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

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses. Currently, we manage and report our operations in the following business segments:

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
TransColorado Gas Transmission Company	The ownership and operation of an interstate natural gas pipeline system in Colorado and New Mexico	TransColorado Pipeline
Retail Natural Gas Distribution	The regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system currently being built-out in Hermosillo, Mexico) and the non-regulated sales of natural gas to certain utility customers under the Choice Gas program
Kinder Morgan Retail
Power Generation	The operation and, in previous periods, construction of natural gas-fired electric generation facilities	Power

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2002 Form 10-K, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included in segment results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

	Three Months Ended March 31,
	2003	2002	Increase
	(In thousands except systems throughput)

Operating Revenues	$214,068	$183,089	$ 30,979
	========	========	========

Gross Margin	$144,511	$139,977	$ 4,534
	========	========	========

Segment Earnings	$100,076	$ 95,618	$ 4,458
	========	========	========

Systems Throughput (Trillion Btus)	451.1	397.9	53.2
	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $4.5 million (4.7%) from the first quarter of 2002 to the first quarter of 2003. Increased gross margin was responsible for the increase as the first quarter of 2003 was positively affected, relative to the first quarter of 2002 by (i)  the impact of expansion and extension projects coming on line since the end of the first quarter of last year as discussed below and (ii) increased 2003 operational sales of natural gas. Results below the gross margin level were affected by the largely offsetting impacts of (i) increased expenses related to the operations and maintenance of natural gas storage facilities and (ii) decreased taxes other than income. Although system throughput increased by 53.2 trillion Btus or 13.4% from the first quarter of 2002 to the first quarter of 2003 due, in part, to weather that was 3% colder than normal in this segment's market area, this increase did not have any significant direct impact on revenues due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

Horizon Pipeline Company, a joint venture with Nicor Inc., which provides natural gas transportation capacity to the growing northern Illinois market, began service in the second quarter of 2002. Natural Gas Pipeline Company of America's lateral extension into the eastern portion of the St. Louis metropolitan area began service in the third quarter of 2002. During April 2003, Natural Gas Pipeline Company of America began construction of 10.7 Bcf of no-notice storage service expansion at the existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Although construction on the $35.6 million project won't be totally completed until early 2004, the service is available at this time. Please refer to our 2002 Form 10-K for additional information regarding Natural Gas Pipeline Company of America.

TransColorado Pipeline

Three Months Ended March 31,
	2003	2002	Increase
(In thousands except systems throughput)
Total Operating Revenues[1]	$ 9,499	$ -	$ 9,499
	========	========	========

Gross Margin[1]	$ 9,499	$ -	$ 9,499
	========	========	========

Segment Earnings[1]	$ 7,260	$ 93	$ 7,167
	========	========	========

Systems Throughput (Trillion Btus)[2]	46.5	32.7	13.8
	========	========	========

1 Equity method in 2002, fully consolidated in 2003, see the textual discussion following.
2 Representing 100% of pipeline throughput in each period.

TransColorado Pipeline's segment earnings increased from $93,000 in the first quarter of 2002 (representing a 50% equity method interest in earnings) to $7.3 million in the first quarter of 2003 (representing fully consolidated results at the 100% ownership level). During the first quarter of 2002, TransColorado Pipeline was a joint venture in which we shared ownership equally with an affiliate of Questar Corp. We acquired full ownership through a purchase of Questar's interest effective October 2002. Throughput on the system increased 13.8 Bcf or 42.2% from the first quarter of 2002 to the first quarter of 2003 as winter certificated capacity was sold out for the first time. In addition, these results reflect the favorable impact of wide basis differentials on certain transportation contracts, which differentials may not remain as wide throughout the year. Looking forward, long-haul transportation capacity is fully subscribed into 2004. Please refer to our 2002 Form 10-K for additional information regarding TransColorado Pipeline, including our previously announced plan for expansion of the system.

Kinder Morgan Retail

	Three Months Ended March 31,		Increase
	2003	2002	(Decrease)
(In thousands except systems throughput)

Total Operating Revenues	$ 88,989	$ 97,627	$ (8,638)
	========	========	========

Gross Margin	$ 46,581	$ 40,580	$ 6,001
	========	========	========

Segment Earnings	$ 31,459	$ 24,858	$ 6,601
	========	========	========

Systems Throughput (Trillion Btus)[1]	17.4	13.5	3.9
	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings increased from $24.9 million in the first quarter of 2002 to $31.5 million in the first quarter of 2003, an increase of $6.6 million or 26.6 percent. Approximately $6.0 million of this increase came at the gross margin level as a result of (i) lower costs and higher margins in unregulated businesses and customer growth in Colorado and (ii) a shift in timing of certain items affecting gross margin between the first and fourth quarters of 2003, with each factor accounting for approximately half of the quarter over quarter increase. System throughput increased by 3.9 trillion

Btus or 28.9 percent from the first quarter of 2002 to the first quarter of 2003 largely due to the Colorado customer growth mentioned above and to colder 2003 weather. Our weather hedging program continued to contribute to stability in our earnings pattern.

Kinder Morgan Retail has two expansion projects underway in western Colorado that are expected to be drivers of future earnings growth. Please refer to our 2002 Form 10-K for additional information regarding Kinder Morgan Retail.

Power

Three Months Ended March 31,
	2003	2002	(Decrease)
(In thousands)

Total Operating Revenues	$ 6,312	$ 10,685	$ (4,373)
	========	========	========

Gross Margin	$ 5,322	$ 9,597	$ (4,275)
	========	========	========

Segment Earnings	$ 2,920	$ 9,740	$ (6,820)
	========	========	========

Power's segment earnings decreased from $9.7 million in the first quarter of 2002 to $2.9 million in the first quarter of 2003, a decrease of $6.8 million or 70.0 percent, principally resulting from a decline in fees from development of natural gas-fired electric plants. This decrease was significant, but expected, as it reflects our previously announced and implemented decision to exit the power plant development business. We currently retain interests in five natural gas-fired power plants. Please refer to our 2002 Form 10-K for additional information regarding Power.

Other Income and (Expenses)

	Three Months Ended March 31,		Earnings
	2003	2002	Increase (Decrease)
	(In thousands)

Interest Expense, Net	$(39,974)	$(39,548)	$ (426)
Equity in Earnings of Kinder Morgan Energy Partners	111,495	90,091	21,404
Equity in Earnings of Power Segment[1]	2,173	2,311	(138)
Equity in Earnings of Horizon Pipeline[2]	329	-	329
Equity in Earnings of TransColorado Pipeline[3]	-	93	(93)
Equity in Losses of Other Equity Investments	(19)	(32)	13
Minority Interests	(15,921)	(12,777)	(3,144)
Other, Net	996	3,573	(2,577)
	$ 59,079	$ 43,711	$ 15,368
	========	========	========

[1] Included in Power segment earnings. [2] Included in Natural Gas Pipeline Company of America segment earnings. [3] Included in TransColorado Pipeline segment earnings.

"Other Income and (Expenses)" was a net increase to earnings of $59.1 million and $43.7 million in the first quarter of 2003 and 2002, respectively. This positive variance of $15.4 million is principally due to an increase of $21.4 million in equity in earnings of Kinder Morgan Energy Partners. This increase was partially offset by (i) an increase of $3.1 million in expense due to minority interest in the first quarter of 2003, due principally to additional minority interest in Kinder Morgan Management, LLC, and (ii) a decrease of $2.6 million in other income, principally due to the inclusion, in first quarter 2002 results, of a $2.6 million gain on the sale of certain assets.

Income Taxes

The increase of $7.1 million in the income tax provision for the first quarter of 2003, relative to the first quarter of 2002, consisted of an increase of $12.5 million resulting from an increase in pretax income, partially offset by a decrease of $5.4 million reflecting a reduction in the effective tax rate, largely due to a reduced provision for state income taxes.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flow impacts associated with discontinued operations are discussed under "Cash Flows" following. Note 8 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

The following table gives the sources of our invested capital. The balances at December 31, 2001 reflect the May 2001 sale of shares of Kinder Morgan Management, LLC in its initial public offering. The balances at December 31, 2002 also reflect the impact of Kinder Morgan Management's August 2002 public sale of its shares. In addition to our results of operations, which affect the amount of cash we generate internally, financing activities such as (i) retirement of debt securities, (ii) the November 2001 maturity of our premium equity participating security units and (iii) reacquisition of our common stock under our stock repurchase program impact these balances in various periods. Additional information on these matters is contained under "Cash Flows" following and in Note 10 of the accompanying Notes to Consolidated Financial Statements.

The discussion under the heading "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. These disclosures, which reflected balances and contractual arrangements existing as of December 31, 2002, also reflect current balances and contractual arrangements except for changes discussed following. Changes in our long-term debt and commercial paper are discussed under "Net Cash Flows from Financing Activities" following and in Note 9 of the accompanying Notes to Consolidated Financial Statements.

	March 31,	December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Long-term Debt:
Outstanding	$2,851,917	$2,852,181	$2,409,798	$2,478,983
Interest Rate Swaps[1]	126,076	139,589	(4,831)	-
	2,977,993	2,991,770	2,404,967	2,478,983
Minority Interests	975,587	967,802	817,513	4,910
Common Equity	2,452,429	2,354,997	2,259,997	1,777,624
Capital Securities	275,000	275,000	275,000	275,000
	6,681,009	6,589,569	5,757,477	4,536,517
Less Interest Rate Swaps	(126,076)	(139,589)	4,831	-
Capitalization	6,554,933	6,449,980	5,762,308	4,536,517
Short-term Debt, Less Cash and Cash Equivalents[2]	303,702	465,614	613,918	766,244
Invested Capital	$6,858,635	$6,915,594	$6,376,226	$5,302,761
	==========	==========	==========	==========

Capitalization:
Outstanding Long-term Debt	43.5%	44.2%	41.8%	54.6%
Minority Interests	14.9%	15.0%	14.2%	0.1%
Common Equity	37.4%	36.5%	39.2%	39.2%
Capital Securities	4.2%	4.3%	4.8%	6.1%

Invested Capital:
Total Debt (Excluding Interest Rate Swaps)	46.0%	48.0%	47.4%	61.2%
Equity, Including Capital Securities and Minority Interests	54.0%	52.0%	52.6%	38.8%

[1]	See Note 13 of the accompanying Notes to Consolidated Financial Statements.
[2]	Cash and cash equivalents netted against short-term debt were $29,465, $35,653, $16,134 and $141,923 for March 31, 2003 and December 31, 2002, 2001 and 2000, respectively.

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

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million and $450 million at February 5, 2002 and July 17, 2002, respectively. As of March 31, 2003, we had repurchased a total of approximately $416.1 million (8,339,300 shares) of our outstanding common stock under the program, of which $1.4 million (31,100 shares) were repurchased in the three months ended March 31, 2003.

On February 14, 2003, Kinder Morgan Management paid a share distribution of 858,981 of its shares to shareholders of record as of January 31, 2003, based on the $0.625 per common unit distribution declared by Kinder Morgan Energy Partners. On May 15, 2003, Kinder Morgan Management will make a distribution totaling 859,933 of its shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan

Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2002 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $100.3 million in the first quarter 2002 to $159.7 million in the first quarter 2003, an increase of $59.4 million (59.3%). This positive variance is principally due to (i) a $16.6 million increase in cash distributions received in 2003 attributable to our interest in Kinder Morgan Energy Partners, (ii) $28.1 million of cash proceeds received from termination of an interest rate swap (See Note 13 of the accompanying Notes to Consolidated Financial Statements for further information regarding this transaction) and (iii) an increase of $24.9 million in cash inflows for gas in underground storage during 2003. Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices. These positive impacts were partially offset by an increase of $9.2 million for interest payments during 2003.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $61.1 million in the first quarter 2002 to $24.8 million in the first quarter 2003, a decrease of $36.3 million (59.4%). This decreased use of cash is principally due to the fact that the first quarter of 2002 included (i) $6.8 million in capital expenditures for the Natural Gas Pipeline Company of America pipeline extension to East St. Louis, Illinois and (ii) a $23.9 million cash outflow for incremental investments in power plant facilities.

Net Cash Flows from Financing Activities

"Net Cash Flows Used in Financing Activities" increased from $43.6 million in the first quarter 2002 to $141.1 million in the first quarter 2003, an increase of $97.5 million. This increase is principally due to $500 million of cash used in the first quarter of 2003 to retire our $500 million 6.45% Senior Notes and an increase of $12.1 million paid in 2003 for dividends, principally due to the increased dividends declared per share. Partially offsetting these factors were (i) an increase in net short-term borrowings during 2003 of $193.9 million, (ii) a $91.3 decrease of cash used during 2003 to repurchase shares and (iii) a $130.6 million increased source of cash from short-term advances to unconsolidated affiliates during 2003.

Our principal sources of short-term liquidity are the commercial paper market and our $800 million of revolving bank facilities, which replaced $900 million of revolving bank facilities on October 15, 2002. At March 31, 2003, we had $331.9 million of commercial paper (which is backed by the bank facilities) issued and outstanding. At May 1, 2003, we had $269.6 million of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $414.4 million and $474.1 million at March 31, 2003 and May 1, 2003, respectively. For additional information on utilization of these facilities, see Note 9 of the accompanying Notes to Consolidated Financial Statements.

On March 3, 2003, our $500 million 6.45% Senior Notes matured and we paid the holders of the notes.

Apart from our current maturities of long-term debt and commercial paper outstanding, our current assets exceeded our current liabilities by approximately $18.0 million at March 31, 2003.

As further described in Note 13 of the accompanying Notes to Consolidated Financial Statements, we have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion and a fair market value of approximately $99.1 million at March 31, 2003. These swaps are accounted for as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

Recent Accounting Pronouncements

In January 2003, The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are required to apply the provisions (other than the transition disclosure provisions) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The principal impact of this interpretation on us is that, upon implementation, we expect to begin consolidation of Triton Power Company LLC and its wholly owned subsidiary, Triton Power Michigan LLC, the lessee of the Jackson, Michigan power generation facility. We operate and have a preferred interest in Triton Power Company LLC, in which the common interest is owned by others. Neither entity has debt but, as a result of this consolidation, we will include the lease obligation on the Jackson plant in our consolidated financial statements. We expect to apply the provisions of the statement beginning with the third quarter of 2003 and, at that time, the total remaining lease payments will be $553.5 million and will be $21.7 million, $20.3 million, $20.3 million, $20.4 million and $20.6 million for 2004 through 2008, respectively. The difference between the earnings impact under consolidation and under the currently-applied cost method is not expected to be material.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

The new guidance amends SFAS No. 133 for decisions made:

•	as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133;

•	in connection with other FASB projects dealing with financial instruments; and

•

regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components.

The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We will apply this guidance prospectively. We have not yet quantified the impacts of adopting this statement on our financial position or results of operations.

The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of "when-issued" securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

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

•	Kinder Morgan Energy Partners' ability to integrate any acquired operations into its existing operations;

•	Kinder Morgan Energy Partners' ability and our ability to acquire new businesses and assets and to make expansions to our respective facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to Kinder Morgan Energy Partners' bulk terminals;

•	Kinder Morgan Energy Partners' ability and our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, utilities, military bases or other businesses that use or supply our services;

•	changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies may adversely affect our business or our ability to compete;

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

•	interruptions of electric power supply to facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

•	the condition of the capital markets and equity markets in the United States;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability to achieve cost savings and revenue growth;

•	rates of inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

•	the timing and success of business development efforts.

You should not put undue reliance on any forward-looking statements.

See Items 1 and 2 "Business and Properties - Risk Factors" of our annual report filed on Form 10-K for the year ended December 31, 2002, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2002 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments. Our future results also could be adversely impacted by unfavorable results of litigation and the coming to fruition of contingencies referred to in Notes 15 and 16 of the accompanying Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2002 Form 10-K. See also Note 13 of the accompanying Notes to Consolidated Financial Statements.

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these disclosure controls and procedures subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2003, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.
99.1 99.2	Certification of Chief Executive Officer Certification of Chief Financial Officer

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated January 15, 2003 was furnished as of January 16, 2003 pursuant to Item 7. and Item 9. of that form.

Pursuant to Item 9. of that form, we disclosed that on January 15, 2003 we issued a press release. Pursuant to Item 7. of that form, we filed our press release issued January 15, 2003 as an exhibit.

(2)	Current Report on Form 8-K dated January 21, 2003 was furnished as of January 21, 2003 pursuant to Item 9. of that form.

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

(3)	Current Report on Form 8-K dated April 1, 2003 was furnished as of April 1, 2003 pursuant to Item 9. of that form.

We announced our intention to make presentations on April 1, 2003 at the 31st Annual Howard Weil Energy Conference to address our strategy and philosophy, the fiscal year 2003 budget and other business information about us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on our website.

(4)	Current Report on Form 8-K dated April 16, 2003 was furnished as of April 23, 2003 pursuant to Item 7., Item 9. and Item 12. of that form.

Pursuant to Item 9. of that form (information provided under Item 12.), we disclosed that on April 16, 2003 we issued a press release regarding our financial results for the quarter ended March 31, 2003 and held a webcast conference call discussing those results.

Pursuant to Item 7. of that form, we filed our press release issued April 16, 2003 and an unedited transcript of the webcast conference call, prepared by an outside vendor, as exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
May 14, 2003	/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard D. Kinder, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Kinder Morgan, Inc.;
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard D. Kinder
Richard D. Kinder Chairman and Chief Executive Officer Date: May 14, 2003

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer Date: May 14, 2003