Form 10-Q
period 2003-06-30
KINDER MORGAN INC
filed 2003-08-08
CIK 54502

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The number of shares outstanding of the registrant's common stock, $5 par value, as of July 31, 2003 was 123,291,645 shares.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Contents

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-26

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	27-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Changes in Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43-44

Item 5.	Other Information	44

Item 6.	Exhibits and Reports on Form 8-K	45

SIGNATURE		46

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	June 30,	December 31,
	2003	2002
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 29,932	$ 35,653
Restricted Deposits	2,047	2,783
Accounts Receivable, Net:
Trade	58,496	82,258
Related Parties	1,324	48,054
Inventories	27,248	62,760
Gas Imbalances	50,043	32,033
Other	143,606	157,454
	312,696	420,995

Investments:
Kinder Morgan Energy Partners	2,089,443	2,034,160
Goodwill	969,443	990,878
Other	291,180	285,883
	3,350,066	3,310,921

Property, Plant and Equipment	6,548,167	6,544,418
Less Accumulated Depreciation and Amortization	(546,409)	(496,311)
	6,001,758	6,048,107

Deferred Charges and Other Assets	298,503	322,727

Total Assets	$ 9,963,023	$10,102,750
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	June 30,	December 31,
	2003	2002
	(In thousands except shares)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ -	$ 501,267
Notes Payable	221,500	-
Accounts Payable:
Trade	32,485	88,227
Related Parties	2,657	50
Accrued Interest	68,539	80,158
Accrued Expenses	31,483	49,580
Accrued Taxes	34,568	27,355
Gas Imbalances	41,225	50,394
Other	69,505	69,501
	501,962	866,532

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,485,964	2,435,780
Other	147,975	210,869
	2,633,939	2,646,649

Long-term Debt:
Outstanding	2,842,440	2,852,181
Value of Interest Rate Swaps	185,623	139,589
	3,028,063	2,991,770
Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	275,000	275,000

Minority Interests in Equity of Subsidiaries	983,346	967,802

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 130,852,688 and 129,861,650 Shares,
Respectively, Before Deducting 8,260,375 and 8,168,241
Shares Held in Treasury	654,263	649,308
Additional Paid-in Capital	1,698,253	1,681,042
Retained Earnings	654,718	486,062
Treasury Stock	(410,999)	(406,630)
Deferred Compensation	(8,214)	(10,066)
Accumulated Other Comprehensive Loss	(47,308)	(44,719)
Total Stockholders' Equity	2,540,713	2,354,997

Total Liabilities and Stockholders' Equity	$ 9,963,023	$10,102,750
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 162,974	$ 143,410	$ 345,827	$ 296,816
Natural Gas Sales	70,490	54,291	193,489	175,067
Other	18,401	16,033	31,417	33,252
Total Operating Revenues	251,865	213,734	570,733	505,135

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	79,852	53,310	192,807	154,557
Operations and Maintenance	31,549	33,225	61,450	62,305
General and Administrative	18,786	17,108	35,194	36,658
Depreciation and Amortization	29,047	25,994	58,672	51,998
Taxes, Other Than Income Taxes	7,383	7,226	14,557	14,391
Total Operating Costs and Expenses	166,617	136,863	362,680	319,909

Operating Income	85,248	76,871	208,053	185,226

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	113,732	93,394	225,227	183,485
Equity in Earnings of Other Equity Investments	2,719	4,056	5,202	6,428
Interest Expense, Net	(31,314)	(39,810)	(71,288)	(79,358)
Minority Interests	(15,476)	(12,824)	(31,397)	(25,601)
Other, Net	(874)	1,477	122	5,050
Total Other Income and (Expenses)	68,787	46,293	127,866	90,004

Income Before Income Taxes	154,035	123,164	335,919	275,230
Income Taxes	59,841	50,712	130,655	114,390

Net Income	$ 94,194	$ 72,452	$ 205,264	$ 160,840
	=========	=========	=========	=========

Basic Earnings Per Common Share	$ 0.77	$ 0.59	$ 1.68	$ 1.31
	=========	=========	=========	=========

Number of Shares Used in Computing Basic
Earnings Per Common Share	122,218	122,015	122,048	122,703
	=========	=========	=========	=========

Diluted Earnings Per Common Share	$ 0.76	$ 0.59	$ 1.66	$ 1.30
	=========	=========	=========	=========

Number of Shares Used in Computing Diluted
Earnings Per Common Share	123,474	123,230	123,285	124,026
	=========	=========	=========	=========

Dividends Per Common Share	$ 0.15	$ 0.05	$ 0.30	$ 0.10
	=========	=========	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 205,264	$ 160,840
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	58,672	51,998
Deferred Income Taxes	56,502	28,916
Equity in Earnings of Kinder Morgan Energy Partners	(225,227)	(183,485)
Distributions from Kinder Morgan Energy Partners	177,316	148,591
Equity in Earnings of Other Investments	(5,202)	(6,428)
Minority Interests in Income of Consolidated Subsidiaries	20,441	14,645
Deferred Purchased Gas Costs	(11,339)	3,921
Net (Gains) Losses on Sales of Assets	4,297	(2,567)
Gain from Settlement of Orcom Note	(2,917)	-
Litigation Settlement and Escrow Deposit	-	(22,050)
Pension Contribution in Excess of Expense	-	(18,772)
Changes in Gas in Underground Storage	66,852	(17,503)
Changes in Other Working Capital Items	(64,330)	27,765
Proceeds from Termination of Interest Rate Swap	28,147	-
Other, Net	(10,832)	(4,434)
Net Cash Flows Provided by Continuing Operations	297,644	181,437
Net Cash Flows Used in Discontinued Operations	(807)	(5,136)
Net Cash Flows Provided by Operating Activities	296,837	176,301

Cash Flows From Investing Activities:
Capital Expenditures	(47,827)	(77,720)
Investment in Kinder Morgan Energy Partners	(1,764)	-
Other Investments	(8,677)	(167,085)
Proceeds from Settlement of Orcom Note	2,627	-
Proceeds from Sales of Assets	6,421	4,941
Net Cash Flows Used in Investing Activities	(49,220)	(239,864)

Cash Flows From Financing Activities:
Short-term Debt, Net	221,500	230,227
Long-term Debt Retired	(511,083)	(636)
Common Stock Issued	24,545	12,314
Short-term Advances From (To) Unconsolidated Affiliates	49,337	(24,727)
Orcom Proceeds Payable to Pacificorp	2,622	-
Repurchase of Kinder Morgan Management, LLC Shares	(928)	-
Treasury Stock Acquired	(2,478)	(139,875)
Cash Dividends, Common Stock	(36,608)	(12,302)
Minority Interests, Net	(245)	(216)
Net Cash Flows (Used in) Provided by Financing Activities	(253,338)	64,785

Net (Decrease) Increase in Cash and Cash Equivalents	(5,721)	1,222
Cash and Cash Equivalents at Beginning of Period	35,653	16,134
Cash and Cash Equivalents at End of Period	$ 29,932	$ 17,356
	===========	===========

For supplemental cash flow information, see Note 5.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Summary of Significant Accounting Policies

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $253,000 and $290,000 for the three months ended June 30, 2003 and 2002, respectively and $500,000 and $568,000 for the six months ended June 30, 2003 and 2002, respectively, related to the purchase discount offered under the employee stock purchase plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Income, As Reported	$ 94,194	$ 72,452	$ 205,264	$ 160,840
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	234	223	474	446
Deduct: Total Stock-based Employee Compensation Expense Determined under Fair Value Method for All Awards, Net of Related Tax Effects	(3,875)	(3,703)	(7,881)	(7,896)
Pro Forma Net Income	$ 90,553	$ 68,972	$ 197,857	$ 153,390
	=========	=========	=========	=========

Basic Earnings Per Common Share:
As Reported	$ 0.77	$ 0.59	$ 1.68	$ 1.31
	=========	=========	=========	=========
Pro Forma	$ 0.74	$ 0.57	$ 1.62	$ 1.25
	=========	=========	=========	=========

Diluted Earnings Per Common Share:
As Reported	$ 0.76	$ 0.59	$ 1.66	$ 1.30
	=========	=========	=========	=========
Pro Forma	$ 0.73	$ 0.56	$ 1.60	$ 1.24
	=========	=========	=========	=========

2.   General

We are a provider of energy and related services and have operations in the Rocky Mountain and mid-continent regions of the United States, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. We have both regulated and nonregulated operations. Our business activities include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services and (iii) operating and, in previous periods, constructing, natural gas-fired electric generation facilities. In addition, we own the general partner interest, as well as significant limited partner interests, in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners," and receive a substantial portion of our earnings from returns on these investments. Our common stock is traded on the New York Stock Exchange under the symbol "KMI."

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

3.   Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. In recent periods, we have repurchased a significant number of our outstanding shares, see Note 13. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options are currently the only such securities outstanding) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Weighted-average Common Shares Outstanding	122,218	122,015	122,048	122,703
Dilutive Common Stock Options	1,256	1,215	1,237	1,323
Shares Used to Compute Diluted Earnings Per Common Share	123,474	123,230	123,285	124,026
	========	========	========	========

Weighted-average stock options outstanding totaling 2.4 million and 2.6 million for the three months ended June 30, 2003 and 2002, respectively and 2.5 million and 2.5 million for the six months ended June 30, 2003 and 2002, respectively, were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

4.   Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $0.1 million and $0.5 million for the three months ended June 30, 2003 and 2002, respectively and $0.4 million and $0.9 million for the six months ended June 30, 2003 and 2002, respectively.

5.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Other Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Accounts Receivable	$ 25,020	$ 58,351
Materials and Supplies Inventory	(506)	6,096
Other Current Assets	(5,294)	(19,659)
Accounts Payable	(44,913)	(49,516)
Other Current Liabilities	(38,637)	32,493
	$ (64,330)	$ 27,765
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 85,038	$ 79,550
	=========	=========
Distribution on Preferred Capital Trust Securities	$ 10,956	$ 10,956
	=========	=========
Income Taxes Paid	$ 62,990	$ 61,474
	=========	=========

Distributions received by our Kinder Morgan Management subsidiary from its investment in i-units of Kinder Morgan Energy Partners are in the form of additional i-units, while distributions made by Kinder Morgan Management to its shareholders are in the form of additional Kinder Morgan Management shares, see Note 7. "Other, Net" as presented in the accompanying interim Consolidated Statements of Cash Flows principally consists of other non-cash increases and decreases to earnings, including amortization of deferred revenue, amortization of debt discount and expense and amortization of interest rate swap proceeds previously received upon termination of the swap. For the six months ended June 30, 2003, this line item also includes approximately $4.1 million attributable to a reduction in interest expense associated with the final settlement of a regulatory matter at Natural Gas Pipeline Company of America.

6.   Comprehensive Income

Our comprehensive income for the three months and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net Income	$ 94,194	$ 72,452	$ 205,264	$ 160,840
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized
for Hedging Purposes, Net of Tax	(9,430)	(2,144)	(30,534)	(12,627)
Reclassification of Change in Fair Value of
Derivatives to Net Income, Net of Tax	11,274	(3,051)	30,005	2,181
Equity in Other Comprehensive Income of
Equity Method Investees	(4,362)	(718)	(5,750)	(19,963)
Minority Interest in Other Comprehensive
Income of Equity Method Investees	2,111	303	3,690	8,311
Other Comprehensive Loss	(407)	(5,610)	(2,589)	(22,098)

Comprehensive Income	$ 93,787	$ 66,842	$ 202,675	$ 138,742
	=========	=========	=========	=========

The Accumulated Other Comprehensive Loss of $47.3 million at June 30, 2003 consisted of (i) $17.7 million associated with recognition of a minimum pension liability, (ii) $8.1 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners and (iii) $21.5 million representing unrecognized net losses on derivative activities.

7.   Kinder Morgan Management, LLC

On May 15, 2003, Kinder Morgan Management paid a share distribution of 859,933 of its shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners. On August 14, 2003, Kinder Morgan Management will pay a share distribution of 811,878 of its shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners for the second quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 1,718,914 shares in the six months ended June 30, 2003.

8.   Investments

In June 2003, Kinder Morgan Energy Partners issued 4.6 million common units in a public offering at a price of $39.35 per common unit, receiving total net proceeds (after underwriting discount) of $173.3 million. We did not acquire any of these common units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 19.28% to approximately 18.86% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $14.9 million and reducing (i) our equity method goodwill in Kinder Morgan Energy Partners by $21.4 million, (ii) associated accumulated deferred income taxes by $2.5 million and (iii) paid-in capital by $4.0 million. In addition, in June 2003, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made a contribution of approximately $1.8 million.

On June 30, 2003, we received $3.8 million from the sale of our interest in Igasamex USA Ltd. We recorded a pre-tax loss of $4.3 million ($2.7 million after tax) in conjunction with the sale.

On March 6, 2000, we received a promissory note from Orcom Solutions, Inc. as partial consideration for the sale of our en•able joint venture, which note was carried at nominal value due to concerns as to recoverability. On June 30, 2003, we received $5.2 million in settlement of this note of which $2.6 million was paid to PacifiCorp reflecting its 50% interest in en•able. In conjunction with this settlement, we recorded a pre-tax gain of $2.9 million ($1.8 million after tax).

9.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest. In addition, we own limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units (indirectly through Kinder Morgan Management) and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2002 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and in its Annual Report on Form 10-K for the year ended December 31, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(In thousands)
Operating Revenues	$ 1,664,447	$ 1,090,936	$ 3,453,285	$ 1,894,001
Operating Expenses	1,464,885	918,589	3,058,571	1,555,798
Operating Income	$ 199,562	$ 172,347	$ 394,714	$ 338,203
	===========	===========	===========	===========

Net Income	$ 168,957	$ 144,517	$ 339,435	$ 285,950
	===========	===========	===========	===========

10.  Discontinued Operations

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

11.  Financing

We have available a $445 million 364-day credit facility dated October 15, 2002, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program and, as discussed in our 2002 Form 10-K, include covenants that are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate that varies based on our senior debt rating. We had no borrowings under our bank facilities at June 30, 2003.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at June 30, 2003 was $221.5 million. Our weighted-average interest rate on short-term borrowings outstanding at June 30, 2003 was 1.31 percent. Average short-term borrowings outstanding during the second quarter of 2003 were $269.1 million and the weighted-average interest rate was 1.41 percent. Average short-term borrowings outstanding during the first six months of 2003 were $192.3 million and the weighted-average interest rate was 1.45 percent.

On March 3, 2003, our $500 million 6.45% Senior Notes matured and we paid the holders of the notes.

On July 16, 2003, our Board of Directors approved a cash dividend of $0.40 per common share payable on August 14, 2003 to shareholders of record as of July 31, 2003.

12.  Change in Compensation Policies

On July 16, 2003, we announced a change to our compensation policies. Chairman and Chief Executive Officer Richard D. Kinder will continue to receive $1 per year in salary with no bonuses, stock options, grants of restricted stock or other compensation. The ten most senior executives (excluding Mr. Kinder) will continue to have their base salaries capped at $200,000 per year and will continue to be eligible for annual bonuses when we and Kinder Morgan Energy Partners meet annual earnings per share and distributions per unit targets. In addition, these senior executives will no longer be eligible for future stock option grants and have received grants of restricted stock which will vest 25 percent after three years and the remaining 75 percent after five years. We expect that executives will receive no further equity compensation during the five-year life of these restrictions. In total, 575,000 restricted shares of our common stock have been issued under a shareholder approved plan. As a result, we and Kinder Morgan Energy Partners will each expense approximately $3.5 million annually related to the grants of restricted stock. Other than restricted stock, executives will continue to have only those benefits which are available to all other employees. All other employees will be eligible for annual grants of stock options which will vest after three years. On July 16, 2003, we issued 656,450 options to purchase our common shares for $53.80 (the closing price of our common shares on that date) to eligible employees. We expect to issue to employees fewer than 700,000 options to purchase our common shares annually.

The reader is directed to Part II, Item 5 for further information regarding the retention agreement of C. Park Shaper.

We and Kinder Morgan Energy Partners have, collectively, agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association, formerly known as First Union National Bank, to Messrs. Thomas Bannigan, C. Park Shaper and James Street and Ms. Deborah Macdonald. Each of these officers is primarily liable for any borrowing on his or her line of credit, and if we or Kinder Morgan Energy Partners makes any payment with respect to an outstanding loan, the officer on behalf of whom payment is made must surrender a percentage of his or her options to purchase our common stock. Our and Kinder Morgan Energy Partners' current obligations under the guaranties generally do not exceed $1.0 million in respect of any such officer individually and such obligations, in the aggregate, do not exceed $1.9 million. To date, we and Kinder Morgan Energy Partners have made no payment with respect to these lines of credit. Further, we and Kinder Morgan Energy Partners' involvement in these lines of credit will expire in October 2003.

13.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million and $450 million at February 5, 2002 and July 17, 2002, respectively. As of June 30, 2003, we had repurchased a total of approximately $417.2 million (8,361,800 shares) of our outstanding common stock under the program, of which $1.1 million (22,500 shares) and $2.5 million (53,600 shares) were repurchased in the three months and six months ended June 30, 2003, respectively.

14.  Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America, a major interstate natural gas pipeline and storage system; (2) TransColorado Gas Transmission Company, referred to as TransColorado Pipeline, an interstate natural gas pipeline located in western Colorado and northwest New Mexico; (3) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the non-regulated sales of natural gas to certain utility customers under the Choice Gas Program and (4) Power, the operation and, in previous periods, construction of natural gas-fired electric generation facilities.

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2002 Form 10-K, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included in segment results. These equity method earnings are included in "Other Income and (Expenses)" in the accompanying interim Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

BUSINESS SEGMENT INFORMATION

Three Months Ended June 30, 2003				June 30, 2003
Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures	Segment Assets
(In thousands)
Natural Gas Pipeline Company of America	$ 84,335[3]	$ 188,188	$ 23,150	$ 22,133	$5,536,043
TransColorado Pipeline	5,297	7,615	1,035	172	239,569
Kinder Morgan Retail	6,331	43,323	4,003	5,858	383,006
Power	10,778	12,739	859	184	353,129
Segment Totals	106,741	$ 251,865	$ 29,047	$ 28,347	6,511,747
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	113,732		Investment in Kinder Morgan Energy Partners		2,089,443
General and Administrative Expenses	(18,786)		Goodwill		969,443
Other Income and (Expenses)	(47,652)[3]		Other[2]		392,390
Income Before Income Taxes	$ 154,035		Consolidated		$9,963,023
	==========				==========

Three Months Ended June 30, 2002
Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
(In thousands)
Natural Gas Pipeline Company of America	$ 83,984	$ 157,531	$ 21,637	$ 31,818
TransColorado Pipeline	2,091	-	-	-
Kinder Morgan Retail	6,097	46,542	3,583	9,924
Power	5,924	9,661	774	93
Segment Totals	98,096	$ 213,734	$ 25,994	$ 41,835
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	93,394
General and Administrative Expenses	(17,108)
Other Income and (Expenses)	(51,218)
Income Before Income Taxes	$ 123,164
	==========

[1]	There were no intersegment revenues during the periods presented.
[2]

Includes market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

[3]

Natural Gas Pipeline Company of America's segment results for the three months ended June 30, 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter, which amount is included in "Other Income and (Expenses)."

Six Months Ended June 30, 2003
Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
(In thousands)

Natural Gas Pipeline Company of America	$ 184,411[2]	$ 402,256	$ 45,455	$ 36,941
TransColorado Pipeline	12,557	17,114	2,101	581
Kinder Morgan Retail	37,790	132,312	7,927	7,444
Power	13,698	19,051	3,189	2,861
Segment Totals	248,456	$ 570,733	$ 58,672	$ 47,827
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	225,227
General and Administrative Expenses	(35,194)
Other Income and (Expenses)	(102,570)[2]
Income Before Income Taxes	$ 335,919
	==========

Six Months Ended June 30, 2002
Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
(In thousands)

Natural Gas Pipeline Company of America	$ 179,602	$ 340,620	$ 43,401	$ 49,852
TransColorado Pipeline	2,184	-	-	-
Kinder Morgan Retail	30,955	144,169	7,053	10,769
Power	15,664	20,346	1,544	17,099
Segment Totals	228,405	$ 505,135	$ 51,998	$ 77,720
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	183,485
General and Administrative Expenses	(36,658)
Other Income and (Expenses)	(100,002)
Income Before Income Taxes	$ 275,230
	==========

[1]	There were no intersegment revenues during the periods presented.
[2]

Natural Gas Pipeline Company of America's segment results for the six months ended June 30, 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter, which amount is included in "Other Income and (Expenses)."

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

15.  Accounting for Asset Retirement Obligations

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

Natural Gas Pipeline Company of America has various condensate drips tanks located throughout the system, storage wells located within the storage fields, laterals no longer integral to the overall mainline transmission system, compressor stations which are no longer active, and other miscellaneous facilities, all of which have been officially abandoned. For these facilities, it is possible to reasonably estimate the timing of the payment of obligations associated with their retirement. The recognition of these obligations has resulted in a liability and associated asset of approximately $2.8 million as of January 1, 2003, representing the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of Natural Gas Pipeline Company of America's asset retirement obligations have not been recorded due to our inability, as discussed above, to reasonably estimate when they will be settled in cash. We will record liabilities for these obligations when we are able to reasonably estimate their fair value.

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

In our Kinder Morgan Retail storage field operations we would, upon abandonment, be required to plug and abandon the wells and to remove our surface wellhead equipment and compressors. We currently have two small sites in Wyoming that are no longer being used as active storage facilities and estimate that, in 2013, we will incur approximately $200,000 in costs to fulfill these retirement obligations. We have no plans to cease using any of our other storage facilities as they are expected to, for the foreseeable future, provide critical deliverability to our customers in severe cold weather situations. With respect to our small natural gas production field in Colorado, we will be required, upon cessation of commercial operations, to plug and abandon the natural gas wells, remove surface equipment and remediate the well sites. We have estimated that this process will start in 2005 and continue through 2013 for a total cost of $240,000, with approximately half the total being spent in the final two years. The recognition of these obligations has resulted in a liability and associated asset of approximately $0.3 million as of January 1, 2003, representing the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of our asset retirement obligations have not been recorded due to our inability to reasonably estimate when they will be settled in cash. We will record liabilities for these obligations when we are able to reasonably estimate their fair value.

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

16.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three and six month periods ended June 30, 2003 and 2002, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $21.5 million, representing unrecognized net losses on derivative activities at June 30, 2003. During the three months and six months ended June 30, 2003 and 2002, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. In addition, at June 30, 2003, our accumulated other comprehensive loss included $8.1 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion at June 30, 2003. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The carrying value of the swaps at June 30, 2003 was $162.2 million (included in the caption "Deferred Charges and Other Assets" in the accompanying interim Consolidated Balance Sheet as of June 30, 2003). We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $23.5 million at June 30, 2003 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

17.  Regulatory Matters

On July 17, 2000, Natural Gas Pipeline Company of America filed its compliance plan, including pro forma tariff sheets, pursuant to the Federal Energy Regulatory Commission's ("FERC") Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. On November 21, 2002, the FERC issued an order approving much of Natural Gas Pipeline Company of America's Order 637 filing, but requiring additional changes. The primary changes related to Natural Gas Pipeline Company of America's segmentation proposal, the ability of shippers to designate additional primary points on a segmented release, a shipper's rights to request discounts at alternate points and Natural Gas Pipeline Company of America's unauthorized overrun charges. Natural Gas Pipeline Company of America made its compliance filing on December 23, 2002 and filed for rehearing. Other parties have objected to certain aspects of Natural Gas Pipeline Company of America's compliance filing. On May 14, 2003, the FERC issued an order accepting most of Natural Gas Pipeline Company of America's compliance filing, but requiring additional changes, particularly regarding the designation of additional primary points for a segmented release. This order also established an effective date for Natural Gas Pipeline Company of America's Order 637 provisions of December 1, 2003. Natural Gas Pipeline Company of America made its further compliance filing on June 13, 2003. Limited protests have been filed. That compliance filing is pending FERC action and the resulting tariff sheets are expected to be effective on December 1, 2003.

The FERC, in a Notice of Proposed Rulemaking in RM02-14-000, has proposed new regulation of cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Natural Gas Pipeline Company of America filed comments on August 28, 2002. On June 26, 2003, the FERC issued an interim rule to be effective in August 2003, under which regulated companies are required to document cash management arrangements and transactions. The FERC eliminated the proposal that, as a prerequisite to participation in cash management programs, regulated companies must maintain a 30 percent equity balance and investment grade credit rating. The FERC seeks additional comment on whether it should require filing of cash management agreements and notification if a regulated company's proprietary capital ratio falls below 30 percent.

On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of our negotiated contracts on our FERC regulated natural gas pipelines; consequently, we do not believe that this Modification to Policy Statement will have a material impact on our operations, financial results or cash flows.

As a part of the settlement of litigation styled, Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686, in early 2002, Mr. Grynberg received $16.825 million from us (including forgiveness of a $10.4 million obligation owing from Mr. Grynberg) and an additional $15.625 million was paid into escrow. Rocky Mountain Natural Gas Company agreed to seek to recover these amounts from its customers/rate payers in a proceeding before the Public Utilities Commission for the State of Colorado (the "CPUC"). Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. made regulatory filings with the CPUC on September 30, 2002, proposing recovery of these amounts as part of their annual Gas Cost Adjustment filing process. We proposed to collect these litigated gas costs, including associated carrying charges, over a 15-year amortization period. On October 30, 2002, the CPUC decided, in open meeting, to allow us to place rates in effect and begin recovery of these costs effective November 1, 2002, subject to refund pending a final determination as to our ability to recover these costs in our rates. Mr. Grynberg will receive the money in escrow only to the extent rates allowing us to collect this gas cost are finally approved. An uncontested Stipulation and Settlement Agreement was filed with the CPUC on June 20, 2003, providing for full rate recovery by Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. of $30,173,472 of gas cost payments to Mr. Grynberg. It also provided for $14,451,528 of allowable interest recovery to Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. The total settlement amount of $44,625,000 will be recovered through a special rate rider over a fifteen year period which commenced on November 1, 2002. A hearing was held before the presiding administrative law judge on July 14, 2003, to determine whether the Stipulation and Settlement Agreement should be approved. At the conclusion of the hearing, the judge stated from the bench that she would issue a written decision recommending approval of the Stipulation and Settlement Agreement. Issuance of the written decision is pending. If no exceptions are filed and no stay or extension is issued by the CPUC within twenty days after issuance of the recommended decision, it will become the decision of the CPUC by operation of law.

The Wyoming Choice Gas program, under which our customers are permitted to select their own supplier of natural gas, was reviewed by the Wyoming Public Service Commission to determine whether the existing program should continue and whether any program modifications should be made. A hearing was conducted in February 2003 and a decision was issued on March 11, 2003, authorizing the Choice Gas program to continue with several modifications. The traditional regulated pass-on rate must continue to be offered with the Choice Gas program. Customers who do not return a Choice Gas selection form will be assigned to the pass-on tariff rate. The $1 per month Choice Gas customer charge will not be applied to pass-on tariff customers.

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

18.  Environmental and Legal Matters

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

(B)    Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of the plaintiff's valuation claims has been granted by the Court. Mr. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery is now underway to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend.

Will Price, et al. v. Gas Pipelines, et al., (f/k/a Quinque Operating Company et al. v. Gas Pipelines, et al.), Stevens County, Kansas District Court, Case No. 99 C 30. In May 1999, three plaintiffs, Quinque Operating Company, Tom Boles and Robert Ditto, filed a purported nationwide class action in the Stevens County, Kansas District Court against some 250 natural gas pipelines and many of their affiliates. The petition (recently amended) alleges a conspiracy to underpay royalties, taxes and producer payments by the defendants' undermeasurement of the volume and heating content of natural gas produced from nonfederal lands for more than 25 years. The named plaintiffs purport to adequately represent the interests of unnamed plaintiffs in this action who are comprised of the nation's gas producers, state taxing agencies and royalty, working and overriding interest owners. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees from the defendants, jointly and severally. This action was originally filed on May 28, 1999 in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including certain Kinder Morgan entities. Subsequently, one of the defendants removed the action to Kansas Federal District Court and the case was styled as Quinque Operating Company, et al. v. Gas Pipelines, et al., Case No. 99-1390-CM, United States District Court for the District of Kansas. Thereafter, we filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the Grynberg False Claims Act cases, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the Grynberg False Claims Act cases. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. The defendants filed a motion to dismiss on grounds other than personal jurisdiction, which was denied by the Court in August 2002. The motion to dismiss for lack of personal jurisdiction of the nonresident defendants has been briefed and is awaiting decision. Merits discovery has been stayed. The current named plaintiffs are Will Price, Tom Boles, Cooper Clark Foundation and Stixon Petroleum, Inc. Quinque Operating Company has been dropped from the action as a named plaintiff. On April 10, 2003, the Court issued its decision denying plaintiffs' motion for class certification. The plaintiffs moved the Court for permission to amend the complaint. On July 8, 2003, a hearing was held on the motion to amend. On July 28, 2003, the Court granted leave to amend the complaint. The amended complaint does not list us or any of our affiliates as defendants. Additionally, a new complaint was filed but that complaint does not list us or any of our affiliates as defendants. We will continue to monitor these matters.

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

Darrell Sargent d/b/a Double D Production v. Parker & Parsley Gas Processing Co., American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 878, filed in the 100th Judicial District Court, Carson County, Texas. The plaintiff filed a purported class action suit in 1999 and amended its petition in late 2002 to assert claims on behalf of over 1,000 producers who process gas through as many as ten gas processing plants formerly owned by American Processing, L.P. ("American Processing"), a former wholly owned subsidiary of Kinder Morgan, Inc. in Carson and Gray counties and other surrounding Texas counties. The plaintiff claims that American Processing (and subsequently, ONEOK, Inc. ("ONEOK"), which purchased American Processing from us in 2000) improperly allocated liquids and gas proceeds to the producers. In particular, among other claims, the plaintiff challenges the accuracy of a computer model used at the plants to allocate liquids and gas proceeds among the producers and processors. The petition asserts claims for breach of contract and Natural Resources Code violations relating to the period from 1994 to the present. To date, the plaintiff has not made a specific monetary demand nor produced a specific calculation of alleged damages. The plaintiff has alleged generally in the petition that damages are "not to exceed $200 million" plus attorney's fees, costs and interest. The defendants have filed a counterclaim for overpayments made to producers.

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

Manna Petroleum Services, L.P., et al. v. American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 31,485, filed in the 223rd Judicial District Court of Gray County, Texas. The plaintiff filed suit in late 1999 and alleges that American Processing (and subsequently ONEOK) improperly allocated liquids and gas proceeds. This suit, which was filed by the same attorney who represents the purported class in the Sargent case discussed above, involves similar allegations as those presented in Sargent except this suit is not styled as a class action. See the discussion of Sargent above for further details. The defendants have filed a counterclaim for overpayments to the plaintiff. The parties are presently engaged in fact discovery, with expert discovery and trial presently scheduled to occur in 2003.

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

In addition, we are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our investigation and experience to date, that the ultimate resolution of such items will not have a material adverse impact on our business, cash flows, financial position or results of operations.

19.  Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are required to apply the provisions (other than the transition disclosure provisions) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

The principal impact of this interpretation on us is that, upon implementation, we expect to begin consolidation of Triton Power Company LLC and its wholly owned subsidiary, Triton Power Michigan LLC, the lessee of the Jackson, Michigan power generation facility. We operate the Jackson facility and have a preferred interest in Triton Power Company LLC, in which the common interest is owned by others. Neither entity has debt but, as a result of this consolidation, we will include the lease obligation on the Jackson plant in our consolidated financial statements. We expect to apply the provisions of the statement beginning with the third quarter of 2003 and, at that time, the total remaining lease payments will be $553.5 million and will be $21.7 million, $20.3 million, $20.3 million, $20.4 million and $20.6 million for 2004 through 2008, respectively. The difference between the earnings impact under consolidation and under the currently-applied cost method is not expected to be material.

In addition, a preliminary conclusion has been reached that the trusts which are our wholly owned subsidiaries that issued our trust preferred trust securities are variable interest entities for purposes of applying this statement and, further, that upon application of this statement these trusts would no longer be consolidated. Assuming that this conclusion is not changed, we expect that, upon application of the statement, (i) an amount equal to the carrying value of the trust preferred securities will be reported as part of long-term debt in our consolidated balance sheet and (ii) we will classify future payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

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

The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We will apply this guidance prospectively. We do not expect the impacts of adopting this statement on our financial position or results of operations to be material.

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

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

•

a financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur;

•

a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled); and

•

a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	a fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares;

•

variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the Standard & Poor's 500 and settleable with a variable number of the issuer's equity shares; or

•	variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It also does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This statement also does not address certain financial instruments indexed partly to the issuer's equity shares and partly, but not predominantly, to something else.

This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. In the event that, under the provisions of FASB Interpretation No. 46, our wholly-owned subsidiary trusts which issued our preferred trust securities are determined not to be variable interest entities or if they are determined to be variable interest entities but continued consolidation is determined to be appropriate, we expect that the provisions of this statement will, upon implementation, result in (i) the reclassification of our trust preferred securities to the debt portion of our balance sheet and (ii) the classification of future payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest.

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

Consolidated Financial Results

	Three Months Ended June 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands except per share amounts)
Operating Revenues	$ 251,865	$ 213,734	$ 38,131
Gas Purchases and Other Costs of Sales	(79,852)	(53,310)	(26,542)
General and Administrative Expenses	(18,786)	(17,108)	(1,678)
Other Operating Expenses	(67,979)	(66,445)	(1,534)
Operating Income	85,248	76,871	8,377
Other Income and (Expenses)	68,787	46,293	22,494
Income Taxes	(59,841)	(50,712)	(9,129)
Net Income	$ 94,194	$ 72,452	$ 21,742
	==========	==========	==========

Diluted Earnings Per Common Share	$ 0.76	$ 0.59	$ 0.17
	==========	==========	==========

Number of Shares Used in Computing Diluted
Earnings per Common Share	123,474	123,230	244
	==========	==========	==========

	Six Months Ended June 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands except per share amounts)
Operating Revenues	$ 570,733	$ 505,135	$ 65,598
Gas Purchases and Other Costs of Sales	(192,807)	(154,557)	(38,250)
General and Administrative Expenses	(35,194)	(36,658)	1,464
Other Operating Expenses	(134,679)	(128,694)	(5,985)
Operating Income	208,053	185,226	22,827
Other Income and (Expenses)	127,866	90,004	37,862
Income Taxes	(130,655)	(114,390)	(16,265)
Net Income	$ 205,264	$ 160,840	$ 44,424
	==========	==========	==========

Diluted Earnings Per Common Share	$ 1.66	$ 1.30	$ 0.36
	==========	==========	==========

Number of Shares Used in Computing Diluted
Earnings per Common Share	123,285	124,026	(741)
	==========	==========	==========

Net income increased from $72.5 million in the second quarter of 2002 to $94.2 million in the second quarter of 2003, an increase of $21.7 million (30%). Total diluted earnings per common share increased from $0.59 in the second quarter of 2002 to $0.76 in the second quarter of 2003, an increase of

$0.17 (29%). Income was positively affected in the second quarter of 2003, relative to 2002, primarily by (i) increased equity in earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets owned and/or operated by Kinder Morgan Energy Partners, (ii) increased earnings from each of our business segments, as discussed in more detail in the individual business segment discussions following, (iii) reduced interest expense as a result of lower outstanding debt, lower interest rates and a $4.1 million reduction as a result of the final settlement of a regulatory matter at Natural Gas Pipeline Company of America, (iv) a lower effective tax rate in 2003 and (v) a $2.9 million pre-tax gain ($1.8 million after tax) from recovery of loan principal in excess of our carrying value (see Note 8 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by (i) increased income tax expense due to the increased pre-tax income, (ii) a $4.3 million pre-tax loss ($2.7 million after tax) due to the sale of our interest in the Igasamex joint venture and (iii) increased general and administrative expenses due principally to higher costs for employee benefits. The number of shares used to calculate diluted earnings per common share was approximately 0.2 million higher in the second quarter of 2003 than in the second quarter of 2002, principally due to incremental shares issued under the employee stock purchase plan and for stock options that were exercised, partially offset by the impact of share repurchases.

Net income increased from $160.8 million in the first six months of 2002 to $205.3 million in the first six months of 2003, an increase of approximately $44.5 million (28%). Total diluted earnings per common share increased from $1.30 in the first six months of 2002 to $1.66 in the first six months of 2003, an increase of $0.36 (28%). Income was affected in the first six months of 2003, relative to 2002, principally by the same factors as previously discussed for the second quarter, except that, on a year-to-date basis, (i) general and administrative expenses were lower in 2003 due, in part, to lower legal costs and (ii) earnings from the Power business segment were lower in 2003 (see the Power segment discussion following). The number of shares used to calculate diluted earnings per common share was approximately 0.7 million lower in the first six months of 2003 than in the first six months of 2002, principally due to the impact of share repurchases.

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

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses. Currently, we manage and report our operations in the following business segments:

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
TransColorado Gas Transmission Company	The ownership and operation of an interstate natural gas pipeline system in Colorado and New Mexico	TransColorado Pipeline

Retail Natural Gas Distribution	The regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the non-regulated sales of natural gas to certain utility customers under the Choice Gas program
Kinder Morgan Retail
Power Generation	The operation and, in previous periods, construction of natural gas-fired electric generation facilities	Power

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

Natural Gas Pipeline Company of America
	Three Months Ended June 30,		Increase	Six Months Ended June 30,
	2003	2002	(Decrease)	2003	2002	Increase
	(In thousands except systems throughput)
Operating Revenues	$188,188	$157,531	$ 30,657	$402,256	$340,620	$ 61,636
	========	========	========	========	========	========

Segment Earnings	$ 84,335	$ 83,984	$ 351	$184,411	$179,602	$ 4,809
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	340.9	353.1	(12.2)	792.0	751.0	41.0
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $0.4 million (0.4%) from the second quarter of 2002 to the second quarter of 2003. The increase in operating revenues, which was largely offset by a corresponding increase in cost of sales, was principally due to increased 2003 operational natural gas sales and, to a lesser extent, increased transportation and storage revenues, largely due to expansions/extensions as discussed following. Business segment earnings for the second quarter of 2003 were positively impacted, relative to 2002, by (i) increased margin from transportation and storage services resulting from expansion and extension projects coming on line since the end of the second quarter of last year as discussed below and (ii) increased 2003 operational sales of natural gas.

Results were also affected by increased depreciation expense related to the expansion and extension projects, partially offset by decreased operations and maintenance expenses for storage operations, compressor power and right-of-way costs. System throughput decreased by 12.2 trillion Btus (3.5%) from the second quarter of 2002 to the second quarter of 2003 due, in part, to the fact that 2002, as a result of weather-related factors, was an abnormally high year in terms of system throughput. System throughput in the second quarter of 2003 exceeded the average second quarter throughput for the last four years. The decrease in system throughput in 2003 did not have a significant direct impact on revenues due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use. Natural Gas Pipeline Company of America's segment results for the second quarter and the six months ended June 30, 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter, which amount is included in "Interest Expense, Net" as discussed elsewhere herein.

Natural Gas Pipeline Company of America's segment earnings increased by $4.8 million (2.7%) from the first six months of 2002 to the first six months of 2003. The increase in operating revenues, which was largely offset by a corresponding increase in cost of sales, was principally due to increased 2003 operational natural gas sales and, to a lesser extent, increased revenues from transportation and storage revenues. Business segment earnings for the first six months of 2003 were impacted, relative to 2002, principally by the same factors affecting the first quarter, as discussed previously, except that, on a year-to-date basis, (i) taxes other than income taxes were lower in 2003 due, principally, to a state refund received in 2003 and (ii) operations and maintenance expenses were nearly unchanged in 2003. System throughput increased by 41.0 trillion Btus (5.5%) from the first six months of 2002 to the first six months of 2003 due, in part, to colder than normal weather in this segment's principal market areas during the first quarter of 2003. This increase did not have a significant direct impact on revenues due to the "demand" structure of transportation contracts as discussed previously.

Horizon Pipeline Company, which provides natural gas transportation capacity to the growing northern Illinois market, began service in the second quarter of 2002. Horizon Pipeline Company is a joint venture with Nicor Inc. Natural Gas Pipeline Company of America's lateral extension into the eastern portion of the St. Louis metropolitan area began service in the third quarter of 2002. During April 2003, Natural Gas Pipeline Company of America began construction of 10.7 Bcf of storage service expansion at the existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Although construction on the $35.6 million project won't be totally completed until early 2004, the service is available at this time. Please refer to our 2002 Form 10-K for additional information regarding Natural Gas Pipeline Company of America.

TransColorado Pipeline
	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	Increase	2003	2002	Increase
(In thousands except systems throughput)
Operating Revenues[1]	$ 7,615	$ -	$ 7,615	$ 17,114	$ -	$ 17,114
	========	========	========	========	========	========

Segment Earnings[1]	$ 5,297	$ 2,091	$ 3,206	$ 12,557	$ 2,184	$ 10,373
	========	========	========	========	========	========

Systems Throughput (Trillion Btus) [2]	42.2	39.5	2.7	88.7	72.2	16.5
	========	========	========	========	========	========

1 Equity method in 2002, fully consolidated in 2003, see the textual discussion following.
2 Representing 100% of pipeline throughput in each period.

TransColorado Pipeline's segment earnings increased from $2.1 million in the second quarter of 2002 (representing a 50% equity method interest in earnings) to $5.3 million in the second quarter of 2003 (representing fully consolidated results at the 100% ownership level). During the second quarter of 2002, TransColorado Pipeline was a joint venture in which we shared ownership equally with an affiliate of Questar Corp. We acquired full ownership through a purchase of Questar's interest effective October 2002. Throughput on the system increased 2.7 trillion Btus (6.8%) from the second quarter of 2002 to the second quarter of 2003 as long-haul capacity on TransColorado is now fully subscribed into 2004. In addition, these results reflect the favorable impact of wide basis differentials on certain transportation contracts, which differentials may not remain as wide throughout the year.

TransColorado Pipeline's segment earnings increased from $2.2 million in the first six months of 2002 (representing a 50% equity method interest in earnings) to $12.6 million in the first six months of 2003 (representing fully consolidated results at the 100% ownership level). Results for the first six months of 2003, relative to 2002, were affected by the same factors affecting second quarter results, as discussed above, with the exception that, on a year-to-date basis, system throughput has increased 16.5 trillion Btus (22.9%). Please refer to our 2002 Form 10-K for additional information regarding TransColorado Pipeline, including our previously announced exploration of a potential expansion of the system.

Kinder Morgan Retail
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)
	(In thousands except systems throughput)
Operating Revenues	$ 43,323	$ 46,542	$ (3,219)	$132,312	$144,169	$(11,857)
	========	========	========	========	========	========

Segment Earnings	$ 6,331	$ 6,097	$ 234	$ 37,790	$ 30,955	$ 6,835
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)1	5.9	6.6	(0.7)	23.3	20.1	3.2
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings increased by $0.2 million (3.3%) from $6.1 million in the second quarter of 2002 to $6.3 million in the second quarter of 2003. Segment results were positively impacted in 2003, relative to 2002, by (i) lower costs and higher per-unit margins in unregulated businesses and (ii) customer growth in Colorado. These positive impacts were partially offset by (i) increased depreciation expenses resulting from asset additions and (ii) a reduction in system throughput volumes of 0.7 trillion Btus (10.6%), principally due to reduced irrigation demand resulting from increased precipitation during the second quarter of 2003. Our weather hedging program continued to reduce the impact of these weather-related demand fluctuations, thereby contributing to stability in our earnings pattern. Our hedging strategy is discussed in detail in our 2002 Form 10-K.

Kinder Morgan Retail's segment earnings increased by $6.8 million (21.9%) from $31.0 million in the first six months of 2002 to $37.8 million in the first six months of 2003. Segment results were impacted in 2003, relative to 2002, principally by the same factors affecting second quarter results as discussed previously except that (i) on a year-to-date basis, segment results were positively affected in 2003 by a shift in timing of certain items affecting margin by approximately $3 million between the first and fourth quarters of 2003 and (ii) on a year-to-date basis, system throughput increased 3.2 trillion Btus (15.9%) due to increased throughput in the first quarter resulting from increased space-heating demand caused by colder weather in 2003, partially offset by lower irrigation volumes in the second quarter as discussed above.

Kinder Morgan Retail has undertaken two expansion projects in western Colorado that are expected to be drivers of future earnings growth. A mainline project from Gypsum to Dotsero has been completed and is in service. A mainline from near Montrose to Ouray is in progress with completion expected by mid-2004. Please refer to our 2002 Form 10-K for additional information regarding Kinder Morgan Retail.

Power
	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	Increase	2003	2002	Decrease
(In thousands)
Operating Revenues	$ 12,739	$ 9,661	$ 3,078	$ 19,051	$ 20,346	$ (1,295)
	========	========	========	========	========	========

Segment Earnings	$ 10,778	$ 5,924	$ 4,854	$ 13,698	$ 15,664	$ (1,966)
	========	========	========	========	========	========

Power's segment earnings increased by $4.9 million (83.1%) from $5.9 million in the second quarter of 2002 to $10.8 million in the second quarter of 2003. Segment results were positively impacted in the second quarter of 2003, relative to 2002, by (i) an increase of $2.8 million in net power plant development fees, (ii) an increase of $1.0 million attributable to net operating fees from the Jackson, Michigan plant, which commenced commercial operations in July 2002, and increased earnings from Thermo Cogeneration Partnership, primarily resulting from lower 2003 turbine maintenance and (iii) reduced labor costs. As previously announced, we have ceased power plant development activities. Consequently, we do not anticipate any revenues from power plant development fees after the second quarter of 2003. We currently retain interests in five natural gas-fired power plants.

Power's segment earnings decreased by $2.0 million (12.7%) from $15.7 million in the first six months of 2002 to $13.7 million in the first six months of 2003. Segment results were negatively impacted in the first six months of 2003, relative to 2002, by (i) a decrease of $4.1 million in net power plant development fees and (ii) $1.5 million in depreciation expense in 2003 related to the retirement of gas turbine components that were replaced. These negative impacts were partially offset by (i) an increase of $2.0 million attributable to net operating fees from the Jackson, Michigan plant, which was placed in service in July 2002, (ii) increased earnings from Thermo Cogeneration Partnership and (iii) reduced labor costs. Please refer to our 2002 Form 10-K for additional information regarding Power.

Other Income and (Expenses)
	Three Months Ended June 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands)
Interest Expense, Net	$ (31,314)	$ (39,810)	$ 8,496
Equity in Earnings of Kinder Morgan Energy Partners:
General Partner Interest	82,243	66,700	15,543
Limited Partner Units	8,803	11,824	(3,021)
Limited Partner i-units1	22,686	14,870	7,816
Equity in Earnings of Power Segment2	2,305	1,611	694
Equity in Earnings of Horizon Pipeline Company3	402	415	(13)
Equity in Earnings of TransColorado Pipeline4	-	2,091	(2,091)
Other Equity in Earnings (Losses)	12	(61)	73
Minority Interests:
Trust Preferred Securities	(5,478)	(5,478)	-
Kinder Morgan Management, LLC	(9,895)	(7,237)	(2,658)
Other	(103)	(109)	6
Other, Net	(874)	1,477	(2,351)
	$ 68,787	$ 46,293	$ 22,494
	=========	=========	=========

	Six Months Ended June 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands)
Interest Expense, Net	$ (71,288)	$ (79,358)	$ 8,070
Equity in Earnings of Kinder Morgan Energy Partners:
General Partner Interest	160,412	129,935	30,477
Limited Partner Units	18,312	23,938	(5,626)
Limited Partner i-units1	46,503	29,612	16,891
Equity in Earnings of Power Segment2	4,478	3,922	556
Equity in Earnings of Horizon Pipeline Company3	731	415	316
Equity in Earnings of TransColorado Pipeline4	-	2,184	(2,184)
Other Equity in Earnings (Losses)	(7)	(93)	86
Minority Interests:
Trust Preferred Securities	(10,956)	(10,956)	-
Kinder Morgan Management, LLC	(20,283)	(14,365)	(5,918)
Other	(158)	(280)	122
Other, Net	122	5,050	(4,928)
	$ 127,866	$ 90,004	$ 37,862
	=========	=========	=========

1 Owned by Kinder Morgan Management.
2 Included in Power segment earnings.
3 Included in Natural Gas Pipeline Company of America segment earnings.
4 Included in TransColorado Pipeline segment earnings.

"Other Income and (Expenses)" was a net increase to earnings of $68.8 million and $46.3 million in the second quarters of 2003 and 2002, respectively. This positive variance of $22.5 million is principally due to (i) an increase of $20.3 million in equity in earnings of Kinder Morgan Energy Partners, which was partially offset by an increase in expense of $2.7 million due principally to additional minority interest in Kinder Morgan Management, (ii) a decrease of $8.5 million in interest expense resulting from lower outstanding debt, lower interest rates and a reduction of $4.1 million in expense as a result of the final settlement of a regulatory matter at Natural Gas Pipeline Company of America and (iii) a $2.9 million pre-tax gain ($1.8 million after tax) from receipt of loan principal in excess of our carrying value

(see Note 8 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by a $4.3 million pre-tax loss ($2.7 million after tax) due to the sale of our interest in the Igasamex joint venture.

"Other Income and (Expenses)" was a net increase to earnings of $127.9 million and $90.0 million in the first six months of 2003 and 2002, respectively. This positive variance of $37.9 million is principally due to (i) an increase of $41.7 million in equity in earnings of Kinder Morgan Energy Partners, which was partially offset by an increase in expense of $5.8 million, due principally to additional minority interest in Kinder Morgan Management, (ii) a decrease of $8.1 million in interest expense resulting from lower interest rates and a reduction of $4.1 million in expense at Natural Gas Pipeline Company of America as discussed above and (iii) the receipt of loan proceeds in excess of carrying value and the loss on sale of our Igasamex investment as discussed above.

Income Taxes

The increase of $9.1 million in the income tax provision for the second quarter of 2003, relative to the second quarter of 2002, consisted of an increase of $13.0 million resulting from an increase in pre-tax income, partially offset by a decrease of $3.9 million reflecting a reduction in the effective tax rate, largely due to a reduced provision for state income taxes.

The increase of $16.3 million in the income tax provision for the first six months of 2003, relative to the first six months of 2002, consisted of an increase of $26.3 million resulting from an increase in pre-tax income, partially offset by a decrease of $10.0 million reflecting a reduction in the effective tax rate, largely due to a reduced provision for state income taxes.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flow impacts associated with discontinued operations are discussed under "Cash Flows" following. Note 10 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

The following table gives the sources of our invested capital. The balances at December 31, 2001 and thereafter reflect the May 2001 sale of shares of Kinder Morgan Management in its initial public offering. The balances at December 31, 2002 and thereafter also reflect the impact of Kinder Morgan Management's August 2002 public sale of its shares. In addition to our results of operations, which affect the amount of cash we generate internally, financing activities such as (i) retirement of debt securities, (ii) the November 2001 maturity of our premium equity participating security units and (iii) reacquisition of our common stock under our stock repurchase program impact these balances in various periods. Additional information on these matters is contained under "Cash Flows" following and in Notes 11 and 13 of the accompanying Notes to Consolidated Financial Statements.

The discussion under the heading "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. These disclosures, which reflected balances and contractual arrangements existing as of December 31, 2002, also reflect current balances and contractual arrangements except for changes discussed following. Changes in our long-term debt and commercial paper are discussed under "Net Cash Flows from Financing Activities" following and in Note 11 of the accompanying Notes to Consolidated Financial Statements.

	June 30,	December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Long-term Debt:
Outstanding	$2,842,440	$2,852,181	$2,409,798	$2,478,983
Value of Interest Rate Swaps1	185,623	139,589	(4,831)	-
	3,028,063	2,991,770	2,404,967	2,478,983
Minority Interests	983,346	967,802	817,513	4,910
Common Equity	2,540,713	2,354,997	2,259,997	1,777,624
Capital Securities	275,000	275,000	275,000	275,000
	6,827,122	6,589,569	5,757,477	4,536,517
Less: Value of Interest Rate Swaps	(185,623)	(139,589)	4,831	-
Capitalization	6,641,499	6,449,980	5,762,308	4,536,517
Short-term Debt, Less Cash and Cash Equivalents2	191,568	465,614	613,918	766,244
Invested Capital	$6,833,067	$6,915,594	$6,376,226	$5,302,761
	==========	==========	==========	==========

Capitalization:
Outstanding Long-term Debt	42.8%	44.2%	41.8%	54.6%
Minority Interests	14.8%	15.0%	14.2%	0.1%
Common Equity	38.3%	36.5%	39.2%	39.2%
Capital Securities	4.1%	4.3%	4.8%	6.1%

Invested Capital:
Total Debt (Excluding Interest Rate Swaps)	44.4%	48.0%	47.4%	61.2%
Equity, Including Capital Securities and Minority Interests	55.6%	52.0%	52.6%	38.8%

1	See Note 16 of the accompanying Notes to Consolidated Financial Statements.
2	Cash and cash equivalents netted against short-term debt were $29,932, $35,653, $16,134 and $141,923 for June 30, 2003 and December 31, 2002, 2001 and 2000, respectively.

Certain of our customers are experiencing financial problems that have had a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable laws, tariffs and regulations, prepayments and other security requirements such as letters of credit to enhance our credit position relating to amounts owed from these customers. We cannot assure that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business.

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million and $450 million at February 5, 2002 and July 17, 2002, respectively. As of June 30, 2003, we had repurchased a total of approximately $417.2 million (8,361,800 shares) of our outstanding common stock under the program, of which $1.1 million (22,500 shares) and $2.5 million (53,600 shares) were repurchased in the three months and six months ended June 30, 2003, respectively.

On May 15, 2003, Kinder Morgan Management paid a share distribution of 859,933 of its shares to shareholders of record as of April 30, 2003, based on the $0.64 per common unit distribution declared by Kinder Morgan Energy Partners. On August 14, 2003, Kinder Morgan Management will pay a share distribution of 811,878 of its shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners for the second quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 1,718,914 shares in the six months ended June 30, 2003.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2002 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $176.3 million for the six months ended June 30, 2002 to $296.8 million for the six months ended June 30, 2003, an increase of $120.5 million (68.3%). This positive variance is principally due to (i) an increase of $36.9 million in 2003 earnings before depreciation and amortization expense, deferred income taxes and equity in earnings of Kinder Morgan Energy Partners, (ii) a $28.7 million increase in cash distributions received in 2003 attributable to our interests in Kinder Morgan Energy Partners, (iii) $28.1 million of cash proceeds received in 2003 from termination of an interest rate swap, (iv) an increase of $84.4 million in cash inflows for gas in underground storage during 2003 and (v) the fact that cash flows for the first six months of 2002 included $22.1 million and $18.9 million of cash outflows for a litigation settlement and pension contribution, respectively. These positive impacts were partially offset by (i) an increase of $15.3 million in 2003 cash outflows for deferred purchased gas costs and (ii) an increased 2003 use of cash for miscellaneous working capital of $92.1 million (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $239.9 million for the six months ended June 30, 2002 to $49.2 million for the six months ended June 30, 2003, a decrease of $190.6 million (79.5%). This decreased use of cash is principally due to the fact that the first six months of 2002 included (i) $15.7 million in capital expenditures for the Natural Gas Pipeline Company of America pipeline extension to East St. Louis, Illinois, (ii) a $137.5 million cash outflow for incremental investments in power plant facilities and (iii) a $16.5 million investment in Horizon Pipeline Company.

Net Cash Flows from Financing Activities

"Net Cash Flows (Used in) Provided by Financing Activities" decreased from a source of $64.8 million for the six months ended June 30, 2002 to a use of $253.3 million for the six months ended June 30, 2003, a decrease of $318.1 million. This decrease is principally due to $500 million of cash used during the six months ended June 30, 2003 to retire our $500 million 6.45% Senior Notes and an increase of $24.3 million paid in 2003 for dividends, principally due to the increased dividends declared per share. Partially offsetting these factors were (i) a $137.4 million decreased use of cash during 2003 to repurchase shares and (ii) a $74.1 million increased source of cash from short-term advances to unconsolidated affiliates during 2003.

Our principal sources of short-term liquidity are the commercial paper market and our $800 million of revolving bank facilities, which replaced $900 million of revolving bank facilities on October 15, 2002. At June 30, 2003, we had $221.5 million of commercial paper (which is backed by the bank facilities) issued and outstanding. At July 31, 2003, we had $179.8 million of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $547.2 million and $588.9 million at June 30, 2003 and July 31, 2003, respectively. For additional information on utilization of these facilities, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

On March 3, 2003, our $500 million 6.45% Senior Notes matured and we paid the holders of the notes.

Apart from our current maturities of long-term debt and commercial paper outstanding, our current assets exceeded our current liabilities by approximately $32.2 million at June 30, 2003.

As further described in Note 16 of the accompanying Notes to Consolidated Financial Statements, we have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion and a fair market value of approximately $162.2 million at June 30, 2003. These swaps are accounted for as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

Change in Compensation Policies

On July 16, 2003, we announced a change to our compensation policies. Chairman and Chief Executive Officer Richard D. Kinder will continue to receive $1 per year in salary with no bonuses, stock options, grants of restricted stock or other compensation. The ten most senior executives (excluding Mr. Kinder) will continue to have their base salaries capped at $200,000 per year and will continue to be eligible for annual bonuses when we and Kinder Morgan Energy Partners meet annual earnings per share and distributions per unit targets. In addition, these senior executives will no longer be eligible for future stock option grants and have received grants of restricted stock which will vest 25 percent after three years and the remaining 75 percent after five years. We expect that executives will receive no further equity compensation during the five-year life of these restrictions. In total, 575,000 restricted shares of our common stock have been issued under a shareholder approved plan. As a result, we and Kinder Morgan Energy Partners will each expense approximately $3.5 million annually related to the grants of restricted stock. Other than restricted stock, executives will continue to have only those benefits which are available to all other employees. All other employees will be eligible for annual grants of stock options which will vest after three years. On July 16, 2003, we issued 656,450 options to purchase our common shares for $53.80 (the closing price of our common shares on that date) to eligible employees. We expect to issue to employees fewer than 700,000 options to purchase our common shares annually.

The reader is directed to Part II, Item 5 for further information regarding the retention agreement of C. Park Shaper.

We and Kinder Morgan Energy Partners have, collectively, agreed to guarantee potential borrowings under lines of credit available from Wachovia Bank, National Association, formerly known as First Union National Bank, to Messrs. Thomas Bannigan, C. Park Shaper and James Street and Ms. Deborah Macdonald. Each of these officers is primarily liable for any borrowing on his or her line of credit, and if we or Kinder Morgan Energy Partners makes any payment with respect to an outstanding loan, the officer on behalf of whom payment is made must surrender a percentage of his or her options to purchase our common stock. Our and Kinder Morgan Energy Partners' current obligations under the guaranties generally do not exceed $1.0 million in respect of any such officer individually and such obligations, in the aggregate, do not exceed $1.9 million. To date, we and Kinder Morgan Energy Partners have made no payment with respect to these lines of credit. Further, we and Kinder Morgan Energy Partners' involvement in these lines of credit will expire in October 2003.

Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are required to apply the provisions (other than the transition disclosure provisions) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

The principal impact of this interpretation on us is that, upon implementation, we expect to begin consolidation of Triton Power Company LLC and its wholly owned subsidiary, Triton Power Michigan LLC, the lessee of the Jackson, Michigan power generation facility. We operate the Jackson facility and have a preferred interest in Triton Power Company LLC, in which the common interest is owned by others. Neither entity has debt but, as a result of this consolidation, we will include the lease obligation on the Jackson plant in our consolidated financial statements. We expect to apply the provisions of the statement beginning with the third quarter of 2003 and, at that time, the total remaining lease payments will be $553.5 million and will be $21.7 million, $20.3 million, $20.3 million, $20.4 million and $20.6 million for 2004 through 2008, respectively. The difference between the earnings impact under consolidation and under the currently-applied cost method is not expected to be material.

In addition, a preliminary conclusion has been reached that the trusts which are our wholly owned subsidiaries that issued our trust preferred trust securities are variable interest entities for purposes of applying this statement and, further, that upon application of this statement these trusts would no longer be consolidated. Assuming that this conclusion is not changed, we expect that, upon application of the statement, (i) an amount equal to the carrying value of the trust preferred securities will be reported as part of long-term debt in our consolidated balance sheet and (ii) we will classify future payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

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

The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

The statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We will apply this guidance prospectively. We do not expect the impacts of adopting this statement on our financial position or results of operations to be material.

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

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

•

a financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur;

•

a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled); and

•

a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	a fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares;

•

variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the Standard & Poor's 500 and settleable with a variable number of the issuer's equity shares; or

•	variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It also does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This statement also does not address certain financial instruments indexed partly to the issuer's equity shares and partly, but not predominantly, to something else.

This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. In the event that, under the provisions of FASB Interpretation No. 46, our wholly owned subsidiary trusts which issued our preferred trust securities are determined not to be variable interest entities or if they are determined to be variable interest entities but continued consolidation is determined to be appropriate, we expect that the provisions of this statement will, upon implementation, result in (i) the reclassification of our trust preferred securities to the debt portion of our balance sheet and (ii) the classification of future payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest.

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

See Items 1 and 2 "Business and Properties - Risk Factors" of our annual report filed on Form 10-K for the year ended December 31, 2002, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2002 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments. Our future results also could be adversely impacted by unfavorable results of litigation and the coming to fruition of contingencies referred to in Notes 17 and 18 of the accompanying Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2002 Form 10-K. See also Note 16 of the accompanying Notes to Consolidated Financial Statements.

Item 4.  Controls and Procedures.

As of the end of the quarter ended June 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 18 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2003, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
a)	The Company held its Annual Meeting of Shareholders on May 8, 2003 (the "Annual Meeting").

b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Kinder, Austin, Hybl and Gardner. In addition, those directors continuing in office after the meeting included Messrs. Battey, Bliss, Morgan, Randall, Sarofim and True. The number of votes for and withheld for the nominees elected at the meeting were as follows:

	For	Withheld

Richard D. Kinder	97,835,239	12,493,527
Edward H. Austin, Jr.	106,297,595	4,031,171
William J. Hybl	107,034,616	3,294,150
Ted A. Gardner	106,943,865	3,384,901

c)	The following matters were also voted on at the Annual Meeting:

(1)

A proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as our independent auditors for 2003 was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	107,516,377
Against	2,237,023
Abstain	575,366
Broker Non-votes	N/A

(2)

A stockholder proposal relating to the adoption of an executive compensation policy requiring the use of indexed stock options was not approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	5,966,778
Against	85,373,287
Abstain	958,613
Broker Non-votes	N/A

(3)

A stockholder proposal relating to establishing a policy of expensing the costs of all future stock options was not approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	28,278,890
Against	62,401,564
Abstain	1,618,220
Broker Non-votes	N/A

Item 5.  Other Information.

Certain Relationships and Related Transactions

Retention Agreement

Effective January 17, 2002, we entered into a retention agreement with C. Park Shaper, an officer of us, Kinder Morgan G.P., Inc. (the general partner of Kinder Morgan Energy Partners) and its delegate, Kinder Morgan Management. Pursuant to the terms of the agreement, Mr. Shaper obtained a $5 million personal loan guaranteed by Kinder Morgan Energy Partners and us. Mr. Shaper was required to purchase and did purchase our common stock and Kinder Morgan Energy Partners' common units in the open market with the loan proceeds.

The Sarbanes-Oxley Act of 2002 does not allow companies to issue or guarantee new loans to executives, but it "grandfathers" loans that were in existence prior to the act. Regardless, Mr. Shaper and we have agreed that in today's business environment it would be prudent for him to repay the loan. In conjunction with this decision, Mr. Shaper has sold 37,000 of our shares and 82,000 of Kinder Morgan Energy Partner's common units. He used the proceeds to repay the $5 million personal loan guaranteed by Kinder Morgan Energy Partners and us. Kinder Morgan Energy Partners' and our guarantee of this loan has been removed. Mr. Shaper will instead participate in our restricted stock plan with other senior executives.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

31.1 31.2 32.1 32.2	Section 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer

Section 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Chief Financial Officer

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated April 1, 2003 was furnished as of April 1, 2003 pursuant to Item 9. of that form.

We announced our intention to make presentations on April 1, 2003 at the 31st Annual Howard Weil Energy Conference to address our strategy and philosophy, the fiscal year 2003 budget and other business information about us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on our website.

(2)	Current Report on Form 8-K dated April 16, 2003 was furnished as of April 23, 2003 pursuant to Item 7., Item 9. and Item 12. of that form.

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

(3)	Current Report on Form 8-K dated June 9, 2003 was furnished as of June 6, 2003 pursuant to Item 9. of that form.

We announced our intention to make presentations on June 9, 2003 at the Deutsche Bank Conference to investors, analysts and others, in order to address various strategic and financial issues relating to the business plans and objectives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, and the availability of materials to be presented at the meetings on our website.

(4)	Current Report on Form 8-K dated August 4, 2003 was furnished as of August 5, 2003 pursuant to Item 9. of that form.

We announced our intention to make presentations on August 5, 2003 and August 6, 2003 at various meetings with investors, analysts and others, in order to discuss the second quarter and year-to-date financial results, business plans and objectives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC and the availability of materials to be presented at the meetings on our website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
August 8, 2003	/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)