Form 10-Q
period 2003-09-30
KINDER MORGAN INC
filed 2003-11-04
CIK 54502

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Yes ☒  No ☐

The number of shares outstanding of the registrant's common stock, $5 par value, as of October 31, 2003 was 123,232,365 shares.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Contents

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2003	2002
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 6,601	$ 35,653
Restricted Deposits	2,779	2,783
Accounts Receivable, Net:
Trade	58,995	82,258
Related Parties	1,336	48,054
Inventories	18,514	62,760
Gas Imbalances	51,190	32,033
Other	133,906	157,454
	273,321	420,995

Investments:
Kinder Morgan Energy Partners	2,105,654	2,034,160
Goodwill	969,442	990,878
Other	299,040	285,883
	3,374,136	3,310,921

Property, Plant and Equipment	6,584,327	6,544,418
Less Accumulated Depreciation and Amortization	(571,273)	(496,311)
	6,013,054	6,048,107

Deferred Charges and Other Assets	218,674	322,727

Total Assets	$ 9,879,185	$10,102,750
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2003	2002
	(In thousands except shares)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 5,000	$ 501,267
Notes Payable	191,100	-
Accounts Payable:
Trade	38,460	88,227
Related Parties	373	50
Accrued Interest	33,689	80,158
Accrued Expenses	41,652	49,580
Accrued Taxes	37,632	27,355
Gas Imbalances	41,109	50,394
Other	48,210	69,501
	437,225	866,532

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,516,577	2,435,780
Other	133,181	210,869
	2,649,758	2,646,649

Long-term Debt:
Outstanding Notes and Debentures	2,837,463	2,852,181
Capital Trust Securities	275,000	-
Value of Interest Rate Swaps	103,153	139,589
	3,215,616	2,991,770
Kinder Morgan-Obligated Mandatorily Redeemable Preferred
Capital Trust Securities of Subsidiary Trusts Holding
Solely Debentures of Kinder Morgan	-	275,000

Minority Interests in Equity of Subsidiaries	991,352	967,802

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 131,743,406 and 129,861,650 Shares,
Respectively, Before Deducting 8,744,575 and 8,168,241
Shares Held in Treasury	658,717	649,308
Additional Paid-in Capital	1,733,933	1,681,042
Retained Earnings	701,001	486,062
Treasury Stock	(436,559)	(406,630)
Deferred Compensation	(36,339)	(10,066)
Accumulated Other Comprehensive Loss	(35,519)	(44,719)
Total Stockholders' Equity	2,585,234	2,354,997

Total Liabilities and Stockholders' Equity	$ 9,879,185	$10,102,750
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 163,377	$ 155,191	$ 509,204	$ 452,007
Natural Gas Sales	70,619	51,118	264,108	226,185
Other	12,987	18,802	44,404	52,054
Total Operating Revenues	246,983	225,111	817,716	730,246

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	72,515	57,291	265,322	211,848
Operations and Maintenance	30,754	32,704	92,204	95,009
General and Administrative	18,761	16,693	53,955	53,351
Depreciation and Amortization	29,225	26,398	87,897	78,396
Taxes, Other Than Income Taxes	8,148	7,359	22,705	21,750
Total Operating Costs and Expenses	159,403	140,445	522,083	460,354

Operating Income	87,580	84,666	295,633	269,892

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	116,659	101,542	341,886	285,027
Equity in Earnings of Other Equity Investments	3,058	6,623	8,260	13,051
Interest Expense - Capital Trust Securities	(5,478)	-	(5,478)	-
Interest Expense - All Other, Net	(34,751)	(40,925)	(106,039)	(120,283)
Minority Interests	(10,183)	(13,948)	(41,580)	(39,549)
Other, Net	18	340	140	5,390
Total Other Income and (Expenses)	69,323	53,632	197,189	143,636

Income Before Income Taxes	156,903	138,298	492,822	413,528
Income Taxes	61,273	57,895	191,928	172,285

Net Income	$ 95,630	$ 80,403	$ 300,894	$ 241,243
	=========	=========	=========	=========

Basic Earnings Per Common Share	$ 0.78	$ 0.66	$ 2.46	$ 1.97
	=========	=========	=========	=========

Number of Shares Used in Computing Basic
Earnings Per Common Share	123,109	121,736	122,406	122,352
	=========	=========	=========	=========

Diluted Earnings Per Common Share	$ 0.77	$ 0.66	$ 2.43	$ 1.95
	=========	=========	=========	=========

Number of Shares Used in Computing Diluted
Earnings Per Common Share	124,345	122,743	123,640	123,615
	=========	=========	=========	=========

Dividends Per Common Share	$ 0.40	$ 0.10	$ 0.70	$ 0.20
	=========	=========	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 300,894	$ 241,243
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	87,897	78,396
Deferred Income Taxes	81,199	51,921
Equity in Earnings of Kinder Morgan Energy Partners	(341,886)	(285,027)
Distributions from Kinder Morgan Energy Partners	272,115	226,703
Equity in Earnings of Other Investments	(8,260)	(13,051)
Minority Interests in Income of Consolidated Subsidiaries	30,624	23,115
Deferred Purchased Gas Costs	(14,829)	(9,441)
Net (Gains) Losses on Sales of Assets	4,610	(2,567)
Gain from Settlement of Orcom Note	(2,917)	-
Litigation Settlement and Escrow Deposit	-	(22,050)
Pension Contribution in Excess of Expense	(6,486)	(17,868)
Changes in Gas in Underground Storage	52,476	1,000
Changes in Working Capital Items	(42,649)	3,504
Proceeds from Termination of Interest Rate Swap	28,147	-
Other, Net	(17,696)	(20,787)
Net Cash Flows Provided by Continuing Operations	423,239	255,091
Net Cash Flows Used in Discontinued Operations	(1,251)	(5,326)
Net Cash Flows Provided by Operating Activities	421,988	249,765

Cash Flows From Investing Activities:
Capital Expenditures	(86,560)	(128,882)
Acquisitions	-	(826)
Investment in Kinder Morgan Energy Partners	(1,764)	(331,912)
Exchange of Kinder Morgan Management Shares	-	(69)
Other Investments	(16,036)	(172,775)
Proceeds from Settlement of Orcom Note	2,727	-
Proceeds from Sales of Assets	6,378	4,007
Net Cash Flows Used in Investing Activities	(95,255)	(630,457)

Cash Flows From Financing Activities:
Short-term Debt, Net	191,100	(423,785)
Long-term Debt Issued	-	750,000
Long-term Debt Retired	(511,083)	(24,975)
Issuance of Shares by Kinder Morgan Management	-	343,170
Common Stock Issued	33,623	14,250
Short-term Advances From (To) Unconsolidated Affiliates	45,854	1,381
Repurchase of Kinder Morgan Management Shares	(928)	-
Treasury Stock Acquired	(28,038)	(145,453)
Cash Dividends, Common Stock	(85,955)	(24,496)
Minority Interests, Net	(358)	(295)
Debt Issuance Costs	-	(7,005)
Securities Issuance Costs	-	(14,611)
Net Cash Flows (Used in) Provided by Financing Activities	(355,785)	468,181

Net (Decrease) Increase in Cash and Cash Equivalents	(29,052)	87,489
Cash and Cash Equivalents at Beginning of Period	35,653	16,134
Cash and Cash Equivalents at End of Period	$ 6,601	$ 103,623
	===========	===========

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

1.   Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2002 Form 10-K.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $206,000 and $291,000 for the three months ended September 30, 2003 and 2002, respectively and $706,000 and $859,000 for the nine months ended September 30, 2003 and 2002, respectively, related to the purchase discount offered under the employee stock purchase plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(In thousands except per share amounts)
Net Income, As Reported	$ 95,630	$ 80,403	$ 300,894	$ 241,243
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	1,147	223	1,621	668
Deduct: Total Stock-based Employee Compensation Expense Determined under Fair Value Method for All Awards, Net of Related Tax Effects	(4,803)	(3,760)	(12,684)	(11,655)
Pro Forma Net Income	$ 91,974	$ 76,866	$ 289,831	$ 230,256
	=========	=========	=========	=========

Basic Earnings Per Common Share:
As Reported	$ 0.78	$ 0.66	$ 2.46	$ 1.97
	=========	=========	=========	=========
Pro Forma	$ 0.75	$ 0.63	$ 2.37	$ 1.88
	=========	=========	=========	=========

Diluted Earnings Per Common Share:
As Reported	$ 0.77	$ 0.66	$ 2.43	$ 1.95
	=========	=========	=========	=========
Pro Forma	$ 0.74	$ 0.63	$ 2.34	$ 1.86
	=========	=========	=========	=========

2.   Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. In recent periods, we have repurchased a significant number of our outstanding shares, see Note 12. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options are currently the only such securities outstanding) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Weighted-average Common Shares Outstanding	123,109	121,736	122,406	122,352
Dilutive Common Stock Options	1,236	1,007	1,234	1,263
Shares Used to Compute Diluted Earnings Per Common Share	124,345	122,743	123,640	123,615
	========	========	========	========

Weighted-average stock options outstanding totaling 1.2 million and 2.5 million for the three months ended September 30, 2003 and 2002, respectively and 2.6 million and 2.5 million for the nine months ended September 30, 2003 and 2002, respectively, were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

3.   Interest Expense, Net

"Interest Expense - All Other, Net" as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $0.1 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively and $0.5 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively.

4.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Accounts Receivable	$ 25,402	$ 73,064
Materials and Supplies Inventory	(411)	5,402
Other Current Assets	29,952	(10,193)
Accounts Payable	(38,938)	(65,544)
Other Current Liabilities	(58,654)	775
	$ (42,649)	$ 3,504
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 150,295	$ 140,905
	=========	=========
Distribution on Capital Trust Securities	$ 10,956	$ 10,956
	=========	=========
Income Taxes Paid	$ 115,656	$ 76,333
	=========	=========

Distributions received by our Kinder Morgan Management subsidiary from its investment in i-units of Kinder Morgan Energy Partners are in the form of additional i-units, while distributions made by Kinder Morgan Management to its shareholders are in the form of additional Kinder Morgan Management shares, see Note 6. "Other, Net" as presented in the accompanying interim Consolidated Statements of Cash Flows principally consists of other non-cash increases and decreases to earnings, including amortization of deferred revenue, amortization of debt discount and expense and amortization of interest rate swap proceeds previously received upon termination of the swap. For the nine months ended September 30, 2003, this line item also includes approximately $4.1 million attributable to a reduction in interest expense associated with the final settlement of a regulatory matter at Natural Gas Pipeline Company of America.

5.   Comprehensive Income

Our comprehensive income for the three months and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net Income	$ 95,630	$ 80,403	$ 300,894	$ 241,243
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized
for Hedging Purposes	5,726	(9,697)	(24,808)	(22,324)
Reclassification of Change in Fair Value of
Derivatives to Net Income	8,238	(67)	38,243	2,114
Equity in Other Comprehensive Income of
Equity Method Investees	(4,239)	(2,589)	(9,989)	(22,552)
Minority Interest in Other Comprehensive
Income of Equity Method Investees	2,064	1,129	5,754	9,440
Other Comprehensive Income (Loss)	11,789	(11,224)	9,200	(33,322)

Comprehensive Income	$ 107,419	$ 69,179	$ 310,094	$ 207,921
	=========	=========	=========	=========

The Accumulated Other Comprehensive Loss of $35.5 million at September 30, 2003 consisted of (i) $17.7 million associated with recognition of a minimum pension liability, (ii) $10.3 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners and (iii) $7.5 million representing unrecognized net losses on derivative activities.

6.   Kinder Morgan Management, LLC

On August 14, 2003, Kinder Morgan Management paid a share distribution of 811,878 of its shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2003, Kinder Morgan Management will pay a share distribution of 811,626 of its shares to shareholders of record as of October 31, 2003, based on the $0.66 per common unit distribution declared by Kinder Morgan Energy Partners for the third quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 2,530,792 shares in the nine months ended September 30, 2003.

7.   Investments

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

On March 6, 2000, we received a promissory note from Orcom Solutions, Inc. as partial consideration for the sale of our en•able joint venture, which note was carried at nominal value due to concerns as to recoverability. During 2003, we received $5.4 million in settlement of this note, of which $2.7 million was paid to PacifiCorp reflecting its 50% interest in en•able. In conjunction with this settlement, we recorded a pre-tax gain of $2.9 million ($1.8 million after tax).

8.   Summarized Income Statement Information for Kinder Morgan Energy Partners, L.P.

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest. In addition, we own limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units (indirectly through Kinder Morgan Management) and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2002 Form
10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and in its Annual Report on Form 10-K for the year ended December 31, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(In thousands)
Operating Revenues	$ 1,650,842	$ 1,121,320	$ 5,104,127	$ 3,015,321
Operating Expenses	1,445,877	931,917	4,504,448	2,487,715
Operating Income	$ 204,965	$ 189,403	$ 599,679	$ 527,606
	===========	===========	===========	===========

Income Before Cumulative Effect of a Change in Accounting Principle	$ 174,176	$ 158,180	$ 510,146	$ 444,130
	===========	===========	===========	===========

Net Income	$ 174,176	$ 158,180	$ 513,611	$ 444,130
	===========	===========	===========	===========

9.   Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying interim Consolidated Statements of Cash Flows under the caption "Net Cash Flows Used in Discontinued Operations" result from cash activity attributable to retained liabilities associated with these discontinued operations. Note 8 of Notes to Consolidated Financial Statements included in our 2002 Form 10-K contains additional information on these matters.

10.  Financing

We have available a $445 million 364-day credit facility dated October 14, 2003, and a $355 million three-year revolving credit agreement dated October 15, 2002. The 364-day credit facility replaces a $445 million 364-day facility dated October 15, 2002, and contains covenants and terms similar to those in the agreement it replaces. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program and, as discussed in our 2002 Form 10-K, include covenants that are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate that varies based on our senior debt rating. We had no borrowings under our bank facilities at September 30, 2003.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at September 30, 2003 was $191.1 million. Our weighted-average interest rate on short-term borrowings outstanding at September 30, 2003 was 1.20 percent. Average short-term borrowings outstanding during the third quarter of 2003 were $193.0 million and the weighted-average interest rate was 1.16 percent. Average short-term borrowings outstanding during the first nine months of 2003 were $192.5 million and the weighted-average interest rate was 1.35 percent.

On March 3, 2003, our $500 million 6.45% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash and incremental short-term borrowings.

On October 15, 2003, our Board of Directors approved a cash dividend of $0.40 per common share payable on November 14, 2003 to shareholders of record as of October 31, 2003.

11.  Change in Compensation Policies

On July 16, 2003, we announced a change to our compensation policies. Chairman and Chief Executive Officer Richard D. Kinder will continue to receive $1 per year in salary with no bonuses, stock options, grants of restricted stock or other compensation. The ten most senior executives (excluding Mr. Kinder) will continue to have their base salaries capped at $200,000 per year and will continue to be eligible for annual bonuses when we and Kinder Morgan Energy Partners meet annual earnings per share and distributions per unit targets. In addition, these senior executives are not currently eligible for future stock option grants and have received grants of restricted stock totaling 575,000 shares on July 16, 2003, which will vest 25 percent on the third anniversary of the date of grant and the remaining 75 percent on the fifth anniversary of the date of grant, subject to meeting at least one of certain performance criteria set forth in the restricted stock agreements. We expect that executives will receive no further equity compensation during the five-year life of these restrictions. Other than restricted stock, executives will continue to have only those benefits that are available to all other employees. These performance-based restricted stock grants are subject to "variable plan accounting," requiring that, prior to the measurement date for accounting purposes, we estimate the ultimate compensation expense based on the then-current market price per share of our stock. For the three months ended September 30, 2003, we recognized $1.2 million in compensation expense as a result of these restricted share grants. All other employees will be eligible for annual grants of stock options, which will vest in full three years after the date of issuance. On July 16, 2003, we issued 656,450 options to purchase our common shares for $53.80 (the closing price of our common shares on that date) to eligible employees. We expect to issue to employees fewer than 700,000 options to purchase our common shares annually.

12.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million and $450 million at February 5, 2002 and July 17, 2002, respectively. As of September 30, 2003, we had repurchased a total of approximately $442.7 million (8,846,000 shares) of our outstanding common stock under the program, of which $25.6 million (484,200 shares) and $28.0 million (537,800 shares) were repurchased in the three months and nine months ended September 30, 2003, respectively.

13.  Business Segments

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

BUSINESS SEGMENT INFORMATION

Three Months Ended September 30, 2003				September 30, 2003
Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures	Segment Assets
(In thousands)
Natural Gas Pipeline Company of America	$ 92,205	$ 187,322	$ 23,229	$ 31,639	$5,539,564
TransColorado Pipeline	4,919	7,308	1,112	155	231,210
Kinder Morgan Retail	6,962	45,367	4,022	7,212	391,758
Power	5,313	6,986	862	231	351,791
Segment Totals	109,399	$ 246,983	$ 29,225	$ 39,237	6,514,323
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	116,659		Investment in Kinder Morgan Energy Partners		2,105,654
General and Administrative Expenses	(18,761)		Goodwill		969,442
Other Income and (Expenses)	(50,394)		Other[2]		289,766
Income Before Income Taxes	$ 156,903		Consolidated		$9,879,185
	==========				==========

	Three Months Ended September 30, 2002
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 88,697	$ 167,097	$ 21,782	$ 44,596
TransColorado Pipeline	4,758	-	-	-
Kinder Morgan Retail	7,577	46,419	3,846	6,509
Power and Other	6,986	11,595	770	57
Segment Totals	108,018	$ 225,111	$ 26,398	$ 51,162
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	101,542
General and Administrative Expenses	(16,693)
Other Income and (Expenses)	(54,569)
Income Before Income Taxes	$ 138,298
	==========

[1]	There were no intersegment revenues during the periods presented.
[2]

Includes market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

	Nine Months Ended September 30, 2003
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 276,616[2]	$ 589,578	$ 68,684	$ 68,580
TransColorado Pipeline	17,476	24,422	3,213	736
Kinder Morgan Retail	44,752	177,679	11,949	14,656
Power	19,011	26,037	4,051	2,588
Segment Totals	357,855	$ 817,716	$ 87,897	$ 86,560
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	341,886
General and Administrative Expenses	(53,955)
Other Income and (Expenses)	(152,964)[2]
Income Before Income Taxes	$ 492,822
	==========

	Nine Months Ended September 30, 2002
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 268,299	$ 507,717	$ 65,183	$ 94,448
TransColorado Pipeline	6,942	-	-	-
Kinder Morgan Retail	38,532	190,588	10,899	17,278
Power and Other	22,650	31,941	2,314	17,156
Segment Totals	336,423	$ 730,246	$ 78,396	$ 128,882
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	285,027
General and Administrative Expenses	(53,351)
Other Income and (Expenses)	(154,571)
Income Before Income Taxes	$ 413,528
	==========

[1]	There were no intersegment revenues during the periods presented.
[2]

Natural Gas Pipeline Company of America's segment results for the nine months ended September 30, 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter, which amount is included in "Other Income and (Expenses)."

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

14.  Accounting for Asset Retirement Obligations

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. This statement changed the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The impact of the adoption of this statement on us is discussed below by segment.

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

Natural Gas Pipeline Company of America has various condensate drip tanks located throughout the system, storage wells located within the storage fields, laterals no longer integral to the overall mainline transmission system, compressor stations which are no longer active, and other miscellaneous facilities, all of which have been officially abandoned. For these facilities, it is possible to reasonably estimate the timing of the payment of obligations associated with their retirement. The recognition of these obligations has resulted in a liability and associated asset of approximately $2.8 million as of January 1, 2003, representing the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of Natural Gas Pipeline Company of America's asset retirement obligations have not been recorded due to our inability, as discussed above, to reasonably estimate when they will be settled in cash. We will record liabilities for these obligations when we are able to reasonably estimate their fair value.

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

15.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three and nine month periods ended September 30, 2003 and 2002, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $7.5 million, representing unrecognized net losses on derivative activities at September 30, 2003. During the three months and nine months ended September 30, 2003 and 2002, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion at September 30, 2003. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The carrying value of the swaps of $83.2 million at September 30, 2003 is included in the caption "Deferred Charges and Other Assets" in the accompanying interim Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $19.9 million at September 30, 2003 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

16.  Regulatory Matters

On July 17, 2000, Natural Gas Pipeline Company of America filed its compliance plan, including pro forma tariff sheets, pursuant to the Federal Energy Regulatory Commission's ("FERC") Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in the Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. On November 21, 2002, the FERC issued an order approving much of Natural Gas Pipeline Company of America's Order 637 filing, but requiring additional changes. The primary changes relate to Natural Gas Pipeline Company of America's segmentation proposal, the ability of shippers to designate additional primary points on a segmented release, a shipper's rights to request discounts at alternate points and Natural Gas Pipeline Company of America's unauthorized overrun charges. Natural Gas Pipeline Company of America made its compliance filing on December 23, 2002 and filed for rehearing. Other parties have objected to certain aspects of Natural Gas Pipeline Company of America's compliance filing. On May 14, 2003, the FERC issued an order accepting most of Natural Gas Pipeline Company of America's compliance filing, but requiring additional changes, particularly regarding the designation of additional primary points for a segmented release. This order also established an effective date for Natural Gas Pipeline Company of America's Order 637 provisions of December 1, 2003. Natural Gas Pipeline Company of America made its further compliance filing on June 13, 2003. Limited protests have been filed. That compliance filing is pending FERC action and the resulting tariff sheets are expected to be effective on December 1, 2003.

The FERC, in a Notice of Proposed Rulemaking in RM02-14-000, has proposed new regulation of cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Natural Gas Pipeline Company of America filed comments on August 28, 2002. On June 26, 2003, the FERC issued an interim rule to be effective in August 2003, under which regulated companies are required to document cash management arrangements and transactions. The FERC eliminated the proposal that, as a prerequisite to participation in cash management programs, regulated companies must maintain a 30 percent equity balance and investment grade credit rating. On October 22, 2003, the FERC issued its final rule amending its regulations effective November 2003 which, among other things, requires FERC-regulated entities to file their cash management agreements with the FERC and to notify the FERC within 45 days after the end of the quarter when their proprietary capital ratio drops below 30 percent, and when it subsequently returns to or exceeds 30 percent.

On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of our contracts on our FERC regulated natural gas pipelines; consequently, we do not believe that this Modification to Policy Statement will have a material impact on our operations, financial results or cash flows.

As a part of the settlement of litigation styled, Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686, in early 2002, Mr. Grynberg received $16.825 million from us (including forgiveness of a $10.4 million obligation owing from Mr. Grynberg) and an additional $15.625 million was paid into escrow. Rocky Mountain Natural Gas Company agreed to seek to recover these amounts from its customers/rate payers in a proceeding before the Public Utilities Commission for the State of Colorado (the "CPUC"). Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. made regulatory filings with the CPUC on September 30, 2002, proposing recovery of these amounts as part of their annual Gas Cost Adjustment filing process. We proposed to collect these litigated gas costs, including associated carrying charges, over a 15-year amortization period. On October 30, 2002, the CPUC decided, in open meeting, to allow us to place rates in effect and begin recovery of these costs effective November 1, 2002, subject to refund pending a final determination as to our ability to recover these costs in our rates. An uncontested Stipulation and Settlement Agreement was filed with the CPUC on June 20, 2003, providing for full rate recovery by Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. of $30,173,472 of gas cost payments to Mr. Grynberg. It also provided for $14,451,528 of allowable interest recovery to Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. The total settlement amount of $44,625,000 will be recovered through a special rate rider over a fifteen year period which commenced on November 1, 2002. Following a hearing on July 14, 2003, the presiding administrative law judge issued a recommended decision on September 15, 2003, approving the settlement without modification. That recommended decision became the decision of the Commission by operation of law and is now in effect. Upon expiration of the time period for appeal on November 6, 2003, and if no appeals are filed, $13,281,250, plus interest, will be released from escrow for disbursement to Mr. Grynberg, and $2,343,750, plus interest, will be released from escrow for disbursement to us.

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

17.  Environmental and Legal Matters

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

Adams vs. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, filed in the United States District Court for the District of Colorado. The case is a purported class action. As of this date no class has been certified. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of GAAP during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court's dismissal. The 10th Circuit upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003.

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

The purported class has not been certified. Class discovery is proceeding. The defendants expect to assert objections to class certification upon the completion of class discovery.

Manna Petroleum Services, L.P., et al. v. American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 31,485, filed in the 223rd Judicial District Court of Gray County, Texas. The plaintiff filed suit in late 1999 and alleges that American Processing (and subsequently ONEOK) improperly allocated liquids and gas proceeds. This suit, which was filed by the same attorney who represents the purported class in the Sargent case discussed above, involves similar allegations as those presented in Sargent except this suit is not styled as a class action. See the discussion of Sargent above for further details. The defendants have filed a counterclaim for overpayments to the plaintiff. The parties are presently engaged in fact and expert discovery, with trial presently scheduled to occur in 2004.

Energas Company, a Division of Atmos Energy Company v. ONEOK Energy Marketing and Trading Company, L.P., et al., Cause No. 2001-516,386, filed in the 72nd District Court of Lubbock County, Texas. The plaintiff is suing several ONEOK entities for alleged overcharges in connection with gas sales, transportation, and other services, and alleged misallocations and meter errors, in and around Lubbock, under three different gas contracts. While the petition is vague, it is broad enough to include claims for the period before and after March 1, 2000 when the assets in question were conveyed by us to ONEOK. We have been defending the case pursuant to an agreement whereby ONEOK is responsible for any damages that may be attributable to the period following ONEOK's acquisition of the pertinent assets on March 1, 2000. On or about October 1, 2003, the plaintiff and ONEOK settled claims that relate to the period after March 1, 2000. Notwithstanding such settlement, the plaintiff continues to assert and we continue to defend against claims that relate to the period before March 1, 2000. In an amended petition filed in mid-2002, the plaintiff alleged damages in excess of $12 million. The defendants have filed a counterclaim for offsetting damages and accounting corrections under the contracts with the plaintiff. The parties are currently engaged in an informal dispute resolution process in an attempt to resolve their accounting and other differences. In the event this process does not resolve the claims, a scheduling order will be established to complete fact discovery and trial. We believe that the resolution of the plaintiff's claims will be for amounts substantially less than the amounts sought.

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

18.  Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are allowed to delay the application of the provisions (other than the transition disclosure provisions) to that entity no later than the end of the first interim or annual reporting period ending after December 15, 2003, as long as the public entities have not issued financial statements reporting that variable interest entity in accordance with Interpretation No 46.

The principal impact of this interpretation on us is that, upon implementation, we expect to begin consolidation of Triton Power Company LLC and its wholly owned subsidiary, Triton Power Michigan LLC, the lessee of the Jackson, Michigan power generation facility. We operate the Jackson facility and have a preferred interest in Triton Power Company LLC, in which the common interest is owned by others. Neither entity has debt but, as a result of this consolidation, we will include the lease obligation on the Jackson plant in our consolidated financial statements. We expect to apply the provisions of the statement as of December 31, 2003 and, at that time, the total remaining lease payments will be $540.9 million and the total annual payments will be $21.7 million, $20.3 million, $20.3 million, $20.4 million and $20.6 million for 2004 through 2008, respectively. The difference between the earnings impact under consolidation and under the currently-applied cost method is not expected to be material.

In addition, a preliminary conclusion has been reached that the trusts which are our wholly owned subsidiaries that issued our trust preferred trust securities are variable interest entities for purposes of applying this statement and, further, that upon application of this statement these trusts would no longer be consolidated. Assuming that this conclusion is not changed, we expect that, upon application of the statement, an amount equal to $283.6 million, the carrying value of our Junior Subordinated Interest Deferral Debentures, will be reported as part of long-term debt in our consolidated balance sheet in place of the $275 million of trust preferred securities currently reported and our $8.6 million investment in the common securities of the trusts will be reported as part of investments in our consolidated balance sheet.

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

This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted SFAS No. 150 effective July 1, 2003. As a result, we (i) reclassified our trust preferred securities to the debt portion of our balance sheet and (ii) began classifying payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest.

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

Consolidated Financial Results

	Three Months Ended September 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands except per share amounts)
Operating Revenues	$ 246,983	$ 225,111	$ 21,872
Gas Purchases and Other Costs of Sales	(72,515)	(57,291)	(15,224)
General and Administrative Expenses	(18,761)	(16,693)	(2,068)
Other Operating Expenses	(68,127)	(66,461)	(1,666)
Operating Income	87,580	84,666	2,914
Other Income and (Expenses)	69,323	53,632	15,691
Income Taxes	(61,273)	(57,895)	(3,378)
Net Income	$ 95,630	$ 80,403	$ 15,227
	==========	==========	==========

Diluted Earnings Per Common Share	$ 0.77	$ 0.66	$ 0.11
	==========	==========	==========

Number of Shares Used in Computing Diluted
Earnings per Common Share	124,345	122,743	1,602
	==========	==========	==========

	Nine Months Ended September 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands except per share amounts)
Operating Revenues	$ 817,716	$ 730,246	$ 87,470
Gas Purchases and Other Costs of Sales	(265,322)	(211,848)	(53,474)
General and Administrative Expenses	(53,955)	(53,351)	(604)
Other Operating Expenses	(202,806)	(195,155)	(7,651)
Operating Income	295,633	269,892	25,741
Other Income and (Expenses)	197,189	143,636	53,553
Income Taxes	(191,928)	(172,285)	(19,643)
Net Income	$ 300,894	$ 241,243	$ 59,651
	==========	==========	==========

Diluted Earnings Per Common Share	$ 2.43	$ 1.95	$ 0.48
	==========	==========	==========

Number of Shares Used in Computing Diluted
Earnings per Common Share	123,640	123,615	25
	==========	==========	==========

Net income increased from $80.4 million in the third quarter of 2002 to $95.6 million in the third quarter of 2003, an increase of $15.2 million (19%). Total diluted earnings per common share increased from $0.66 in the third quarter of 2002 to $0.77 in the third quarter of 2003, an increase of $0.11 (17%).

Income was positively affected in the third quarter of 2003, relative to 2002, primarily by (i) increased equity in earnings of Kinder Morgan Energy Partners reflecting the strong performance from the assets owned and/or operated by Kinder Morgan Energy Partners, (ii) increased earnings from our NGPL and TransColorado business segments, as discussed in more detail in the individual business segment discussions following, (iii) reduced interest expense from notes, debentures and commercial paper as a result of lower outstanding debt and lower interest rates and (iv) a lower effective tax rate in 2003. These positive impacts were partially offset by (i) increased income tax expense due to the increased pre-tax income in 2003, (ii) increased general and administrative expenses in 2003 due principally to higher costs for employee benefits and (iii) decreased earnings from our Retail and Power business segments in 2003, as discussed in more detail in the individual business segment discussions following. The number of shares used to calculate diluted earnings per common share was approximately 1.6 million higher in the third quarter of 2003 than in the third quarter of 2002, principally due to (i) incremental shares issued under the employee stock purchase plan, (ii) newly issued restricted shares (see Note 11 of the accompanying Notes to Consolidated Financial Statements), (iii) stock options exercised and (iv) an increase in the number of dilutive stock options resulting from incremental stock option grants and an increase in the average share price for the period. These increases in the number of  shares used to calculate diluted earnings per common share were partially offset by the impact of share repurchases (see Note 12 of the accompanying Notes to Consolidated Financial Statements).

Net income increased from $241.2 million in the first nine months of 2002 to $300.9 million in the first nine months of 2003, an increase of $59.7 million (25%). Total diluted earnings per common share increased from $1.95 in the first nine months of 2002 to $2.43 in the first nine months of 2003, an increase of $0.48 (25%). Income was affected in the first nine months of 2003, relative to 2002, principally by the same factors as previously discussed for the third quarter, except that, on a year-to-date through September 30 basis, (i) segment earnings from our Retail business segment increased during 2003, and, during 2003, we recorded (ii) a $4.1 million reduction of interest expense as a result of the final settlement of a regulatory matter at Natural Gas Pipeline Company of America, (iii) a $2.9 million pre-tax gain ($1.8 million after tax) from recovery of loan principal in excess of our carrying value (see Note 7 of the accompanying Notes to Consolidated Financial Statements) and (iv) a $4.3 million pre-tax loss ($2.7 million after tax) due to the sale of our interest in the Igasamex joint venture (see Note 7 of the accompanying Notes to Consolidated Financial Statements). The number of shares used to calculate diluted earnings per common share was nearly unchanged for the first nine months of 2003, compared to the same period in 2002. On a year-to-date through September 30 basis, the impact of incremental increases in diluted shares outstanding due to (i) shares issued under the employee stock purchase plan, (ii) restricted shares issued and (iii) dilutive stock options, were essentially offset by the impact of share repurchases.

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

Natural Gas Pipeline Company of America
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,
	2003	2002	(Decrease)	2003	2002	Increase
	(In thousands except systems throughput)
Operating Revenues	$187,322	$167,097	$ 20,225	$589,578	$507,717	$ 81,861
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 48,257	$ 33,705	$ 14,552	$174,567	$104,040	$ 70,527
	========	========	========	========	========	========

Segment Earnings	$ 92,205	$ 88,697	$ 3,508	$276,616	$268,299	$ 8,317
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	313.8	341.3	(27.5)	1,105.8	1,092.3	13.5
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $3.5 million (4%) from the third quarter of 2002 to the third quarter of 2003. The increase in operating revenues, which was largely offset by a corresponding increase in cost of sales, was due to increased revenues from 2003 operational natural gas sales and increased transportation and storage revenues, largely due to expansions/extensions as discussed following. Business segment earnings for the third quarter of 2003 were positively impacted, relative to 2002, by (i) increased margin from transportation and storage services primarily resulting from expansion and extension projects coming on line since the end of the second quarter of last year as discussed below, (ii) increased 2003 operational sales of natural gas and (iii) increased margin associated with a regulatory matter that was recently concluded. Results were also affected by increased depreciation expense related to the expansion and extension projects. System throughput decreased by 27.5 trillion Btus (8%) from the third quarter of 2002 to the third quarter of 2003 due primarily to a reduction in volumes on the short haul Louisiana Line caused by reduced eastern market demand off this part of the system. The decrease in system throughput in 2003 did not have a significant direct impact on revenues due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

Natural Gas Pipeline Company of America's segment earnings increased by $8.3 million (3%) from the first nine months of 2002 to the first nine months of 2003. The increase in operating revenues, which was largely offset by a corresponding increase in cost of sales, was due to increased 2003 revenues from operational natural gas sales and increased revenues from transportation and storage services. Business segment earnings for the first nine months of 2003 were impacted, relative to 2002, principally by the same factors affecting the third quarter, as discussed previously. System throughput increased by 13.5 trillion Btus (1%) from the first nine months of 2002 to the first nine months of 2003 due, in part, to colder than normal weather in this segment's principal market areas during the first quarter of 2003, partially offset by lower volumes in the second and third quarters as a result of the reduction in volumes on the Louisiana Line as discussed previously. This increase did not have a significant direct impact on revenues due to the "demand" structure of transportation contracts as discussed previously. Natural Gas Pipeline Company of America's segment results for the nine months ended September 30, 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter, which amount is included in "Interest Expense - All Other, Net" as discussed elsewhere herein.

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

TransColorado Pipeline
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,
	2003	2002	(Decrease)	2003	2002	Increase
(In thousands except systems throughput)
Operating Revenues[1]	$ 7,308	$ -	$ 7,308	$ 24,422	$ -	$ 24,422
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales[1]	$ 75	$ -	$ 75	$ 608	$ -	$ 608
	========	========	========	========	========	========

Segment Earnings[1]	$ 4,919	$ 4,758	$ 161	$ 17,476	$ 6,942	$ 10,534
	========	========	========	========	========	========

Systems Throughput (Trillion Btus) [2]	40.1	40.8	(0.7)	128.8	113.0	15.8
	========	========	========	========	========	========

1 Equity method of accounting in 2002, fully consolidated in 2003, see the textual discussion following.
2 Representing 100% of pipeline throughput in each period.

TransColorado Pipeline's segment earnings increased from $4.8 million in the third quarter of 2002 (representing a 50% equity method interest in earnings) to $4.9 million in the third quarter of 2003 (representing fully consolidated results at the 100% ownership level). This minor earnings increase, despite the significant increase in ownership, reflects the impact on certain transportation contracts of the narrowing of basis differentials in recent periods. As these basis-differential sensitive contracts are renewed or expire, the capacity is contracted for under more traditional fixed-fee arrangements. During the third quarter of 2002, TransColorado Pipeline was a joint venture in which we shared ownership equally with an affiliate of Questar Corp. We acquired full ownership through a purchase of Questar's interest effective October 2002. Long-haul capacity on TransColorado is now fully subscribed into 2004.

TransColorado Pipeline's segment earnings increased from $6.9 million in the first nine months of 2002 (representing a 50% equity method interest in earnings) to $17.5 million in the first nine months of 2003 (representing fully consolidated results at the 100% ownership level). Results for the first nine months of 2003, relative to 2002, reflected, in addition to the increased level of ownership, the favorable impact of wide basis differentials on certain transportation contracts, which basis differentials have narrowed in recent periods.

In September 2003, we announced that we had signed a 10-year, firm natural gas transportation contract with an undisclosed shipper that will support our expansion of the TransColorado Pipeline system. The expansion project will provide an additional 125,000 dekatherms per day of firm natural gas transportation capacity on the TransColorado Pipeline system from northwestern Colorado to Blanco, New Mexico. The project, which is expected to cost less than $50 million to complete, will entail the construction of three new compressor stations and the modification of equipment at two existing locations, which will increase compression by more than 20,000 horsepower. We expect to file for a Federal Energy Regulatory Commission certificate before the end of this year for the authority to construct the facilities and place them into service. Subject to appropriate regulatory approvals, the additional capacity is anticipated to be available during the third quarter of 2004. Please refer to our 2002 Form 10-K for additional information regarding TransColorado Pipeline.

Kinder Morgan Retail

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)
	(In thousands except systems throughput)
Operating Revenues	$ 45,367	$ 46,419	$ (1,052)	$177,679	$190,588	$(12,909)
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 23,044	$ 22,802	$ 242	$ 86,699	$104,900	$(18,201)
	========	========	========	========	========	========

Segment Earnings	$ 6,962	$ 7,577	$ (615)	$ 44,752	$ 38,532	$ 6,220
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)[1]	10.3	10.3	-	33.6	30.4	3.2
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings decreased by $0.6 million (8%) from the third quarter of 2002 to the third quarter of 2003. Segment results were negatively impacted in 2003, relative to 2002, by (i) a reduction in irrigation volumes in 2003 resulting from increased precipitation in Kinder Morgan Retail's service territory, (ii) reduced margins from commodity gas sales in 2003 due to higher gas costs and (iii) increased 2003 depreciation expense resulting from asset additions. These negative impacts were partially offset by (i) reduced 2003 operations and maintenance expenses and (ii) continued customer growth in Colorado.

Kinder Morgan Retail's segment earnings increased by $6.2 million (16%) from the first nine months of 2002 to the first nine months of 2003. Segment results were positively impacted in 2003, relative to 2002, by (i) a shift in timing of certain items affecting margin by approximately $3 million between the first and fourth quarters of 2003, (ii) reduced operations and maintenance expenses and (iii) increased system throughput volumes resulting from (1) increased space-heating demand caused by colder weather in the first quarter of 2003 (partially offset by weather-related reductions in irrigation volumes in the second and third quarters) and (2) continued customer growth in Colorado. These positive impacts were partially offset by increased depreciation expense resulting from asset additions. Our weather hedging program continued to contribute to stability in Kinder Morgan Retail's seasonal earnings pattern by reducing the impact of weather-related demand fluctuations. This hedging strategy is discussed in detail in our 2002 Form 10-K.

Kinder Morgan Retail has undertaken two expansion projects in western Colorado that are expected to contribute to future earnings growth. A mainline project from Gypsum to Dotsero has been completed and is in service. A mainline project from near Montrose to Ouray is in progress with completion expected by mid-2004. Please refer to our 2002 Form 10-K for additional information regarding Kinder Morgan Retail.

Power
	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)
(In thousands)
Operating Revenues	$ 6,986	$ 11,595	$ (4,609)	$ 26,037	$ 31,941	$ (5,904)
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 1,139	$ 784	$ 355	$ 3,448	$ 2,908	$ 540
	========	========	========	========	========	========

Segment Earnings	$ 5,313	$ 6,986	$ (1,673)	$ 19,011	$ 22,650	$ (3,639)
	========	========	========	========	========	========

Power's segment earnings decreased by $1.7 million (24%) from the third quarter of 2002 to the third quarter of 2003. Segment results were impacted in the third quarter of 2003, relative to 2002, by a decrease of $3.2 million in net power plant development fees, which was partially offset by (i) increased earnings from Thermo Cogeneration Partnership, primarily resulting from lower 2003 turbine maintenance, and (ii) personnel reductions. As previously announced, we have ceased power plant development activities. Consequently, we do not anticipate any revenues from power plant development fees after the second quarter of 2003.

Power's segment earnings decreased by $3.6 million (16%) from the first nine months of 2002 to the first nine months of 2003. Segment results were negatively impacted in the first nine months of 2003, relative to 2002, by (i) a decrease of $7.3 million in net power plant development fees and (ii) $1.5 million of incremental 2003 depreciation expense related to the retirement of gas turbine components, which were replaced. These negative impacts were partially offset by (i) an increase in net operating fees from the Jackson, Michigan plant, which was placed in service in July 2002, (ii) increased earnings from Thermo Cogeneration Partnership and (iii) personnel reductions.

We own a preferred interest in an Arkansas power plant that was not expected to generate any earnings or cash flow in our annual budget. For the last year, we and Mirant Corp., which operates the plant and owns its common equity, have been working to restructure or sell the plant. During October 2003, Mirant put the plant in bankruptcy. We will assess the long-term prospects for the plant during the fourth quarter of this year. Any reduction in the plant's carrying value, if necessary, is expected to be $30 million or less after tax and will have no effect on cash. We currently retain interests in five natural gas-fired power plants. Please refer to our 2002 Form 10-K for additional information regarding Power.

Other Income and (Expenses)
	Three Months Ended September 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands)
Interest Expense - Capital Trust Securities	$ (5,478)	$ -	$ (5,478)
Interest Expense - All Other, Net	(34,751)	(40,925)	6,174
Equity in Earnings of Kinder Morgan Energy Partners:
General Partner Interest	84,489	72,008	12,481
Limited Partner Units	8,908	9,779	(871)
Limited Partner i-units[1]	23,262	19,755	3,507
Equity in Earnings of Power Segment[2]	2,686	1,359	1,327
Equity in Earnings of Horizon Pipeline Company[3]	372	542	(170)
Equity in Earnings of TransColorado Pipeline[4]	-	4,758	(4,758)
Other Equity in Earnings (Losses)	-	(36)	36
Minority Interests:
Capital Trust Securities	-	(5,478)	5,478
Kinder Morgan Management, LLC	(10,145)	(8,272)	(1,873)
Other	(38)	(198)	160
Other, Net	18	340	(322)
	$ 69,323	$ 53,632	$ 15,691
	=========	=========	=========

	Nine Months Ended September 30,		Earnings Increase
	2003	2002	(Decrease)
	(In thousands)
Interest Expense - Capital Trust Securities	$ (5,478)	$ -	$ (5,478)
Interest Expense - All Other, Net	(106,039)	(120,283)	14,244
Equity in Earnings of Kinder Morgan Energy Partners:
General Partner Interest	244,901	201,943	42,958
Limited Partner Units	27,220	33,717	(6,497)
Limited Partner i-units[1]	69,765	49,367	20,398
Equity in Earnings of Power Segment[2]	7,164	5,281	1,883
Equity in Earnings of Horizon Pipeline Company[3]	1,103	957	146
Equity in Earnings of TransColorado Pipeline[4]	-	6,942	(6,942)
Other Equity in Earnings (Losses)	(7)	(129)	122
Minority Interests:
Capital Trust Securities	(10,956)	(16,434)	5,478
Kinder Morgan Management, LLC	(30,428)	(22,637)	(7,791)
Other	(196)	(478)	282
Other, Net	140	5,390	(5,250)
	$ 197,189	$ 143,636	$ 53,553
	=========	=========	=========

1 Owned by Kinder Morgan Management.
2 Included in Power segment earnings.
3 Included in Natural Gas Pipeline Company of America segment earnings.
4 Included in TransColorado Pipeline segment earnings.

"Other Income and (Expenses)" was a net increase to earnings of $69.3 million and $53.6 million in the third quarters of 2003 and 2002, respectively. This positive variance of $15.7 million is principally due to (i) an increase of $15.1 million in equity in earnings of Kinder Morgan Energy Partners, which was partially offset by an increase in expense of $1.9 million due to additional minority interest in Kinder Morgan Management, (ii) a decrease of $6.2 million in interest expense in 2003 resulting from lower outstanding debt and lower interest rates and (iii) a decrease of $4.8 million due to the inclusion in 2002 results under this caption of our equity in the earnings of TransColorado Pipeline. During 2003, TransColorado Pipeline is fully consolidated and, therefore, its results are not reported as a single amount under this caption.

"Other Income and (Expenses)" was a net increase to earnings of $197.2 million and $143.6 million in the first nine months of 2003 and 2002, respectively. This positive variance of $53.6 million is principally due to (i) an increase of $56.9 million in equity in earnings of Kinder Morgan Energy Partners, which was partially offset by an increase in expense of $7.8 million due to additional minority interest in Kinder Morgan Management, (ii) a decrease of $14.2 million in interest expense in 2003 resulting from lower outstanding debt, lower interest rates and a reduction of $4.1 million in expense as a result of the final settlement of a regulatory matter at Natural Gas Pipeline Company of America, (iii) a decrease of $6.9 million due to the inclusion in 2002 results under this caption of our equity in the earnings of TransColorado Pipeline and (iv) the inclusion, in 2003 results, of a $2.9 million pre-tax gain ($1.8 million after tax) from receipt of loan proceeds in excess of carrying value and a $4.3 million pre-tax loss ($2.7 million after tax) due to the sale of our interest in the Igasamex joint venture.

Income Taxes

The increase of $3.4 million in the income tax provision for the third quarter of 2003, relative to the third quarter of 2002, consisted of an increase of $7.8 million resulting from an increase in pre-tax income, partially offset by a decrease of $4.4 million reflecting a reduction in the effective tax rate, largely due to a reduced provision for state income taxes.

The increase of $19.6 million in the income tax provision for the first nine months of 2003, relative to the first nine months of 2002, consisted of an increase of $33.0 million resulting from an increase in pre-tax income, partially offset by a decrease of $13.4 million reflecting a reduction in the effective tax rate, largely due to a reduced provision for state income taxes.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flow impacts associated with discontinued operations are discussed under "Cash Flows" following. Note 9 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

The following table gives the sources of our invested capital. The balances at December 31, 2001 and thereafter reflect the May 2001 sale of shares of Kinder Morgan Management in its initial public offering. The balances at December 31, 2002 and thereafter also reflect the impact of Kinder Morgan Management's August 2002 public sale of its shares. In addition to our results of operations, which affect the amount of cash we generate internally, financing activities such as (i) retirement of debt securities, (ii) the November 2001 maturity of our premium equity participating security units and (iii) reacquisition of our common stock under our stock repurchase program impact these balances in various periods. Additional information on these matters is contained under "Cash Flows" following and in Notes 10 and 12 of the accompanying Notes to Consolidated Financial Statements.

The discussion under the heading "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. These disclosures, which reflected balances and contractual arrangements existing as of December 31, 2002, also reflect current balances and contractual arrangements except for changes discussed following. Changes in our long-term debt and commercial paper are discussed under "Net Cash Flows from Financing Activities" following and in Note 10 of the accompanying Notes to Consolidated Financial Statements.

	September 30,	December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$2,837,463	$2,852,181	$2,409,798	$2,478,983
Capital Trust Securities[1]	275,000	-	-	-
Value of Interest Rate Swaps[2]	103,153	139,589	(4,831)	-
	3,215,616	2,991,770	2,404,967	2,478,983
Minority Interests	991,352	967,802	817,513	4,910
Common Equity	2,585,234	2,354,997	2,259,997	1,777,624
Capital Trust Securities[1]	-	275,000	275,000	275,000
	6,792,202	6,589,569	5,757,477	4,536,517
Less: Value of Interest Rate Swaps	(103,153)	(139,589)	4,831	-
Capitalization	6,689,049	6,449,980	5,762,308	4,536,517
Short-term Debt, Less Cash and Cash Equivalents[3]	189,499	465,614	613,918	766,244
Invested Capital	$6,878,548	$6,915,594	$6,376,226	$5,302,761
	==========	==========	==========	==========

Capitalization:
Outstanding Notes and Debentures	42.4%	44.2%	41.8%	54.6%
Minority Interests	14.8%	15.0%	14.2%	0.1%
Common Equity	38.7%	36.5%	39.2%	39.2%
Capital Trust Securities	4.1%	4.3%	4.8%	6.1%

Invested Capital:
Total Debt[4]	44.0%	48.0%	47.4%	61.2%
Equity, Including Capital Trust Securities and Minority Interests	56.0%	52.0%	52.6%	38.8%

[1]	These securities are classified as long-term debt due to an accounting pronouncement that became effective in the third quarter of 2003; see "Recent Accounting Pronouncements" following.
[2]	See Note 15 of the accompanying Notes to Consolidated Financial Statements.
[3]	Cash and cash equivalents netted against short-term debt were $6,601, $35,653, $16,134 and $141,923 for September 30, 2003 and December 31, 2002, 2001 and 2000, respectively.
[4]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

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

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million and $450 million at February 5, 2002 and July 17, 2002, respectively. As of September 30, 2003, we had repurchased a total of approximately $442.7 million (8,846,000 shares) of our outstanding common stock under the program, of which $25.6 million (484,200 shares) and $28.0 million (537,800 shares) were repurchased in the three months and nine months ended September 30, 2003, respectively.

On August 14, 2003, Kinder Morgan Management paid a share distribution of 811,878 of its shares to shareholders of record as of July 31, 2003, based on the $0.65 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2003, Kinder Morgan Management will pay a share distribution of 811,626 of its shares to shareholders of record as of October 31, 2003, based on the $0.66 per common unit distribution declared by Kinder Morgan Energy Partners for the third quarter of 2003. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 2,530,792 shares in the nine months ended September 30, 2003.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2002 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $249.8 million for the nine months ended September 30, 2002 to $422.0 million for the nine months ended September 30, 2003, an increase of $172.2 million (68.9%). This positive variance is principally due to (i) an increase of $49.1 million in 2003 earnings before depreciation and amortization expense, deferred income taxes, minority interests in income of consolidated subsidiaries and equity in earnings of Kinder Morgan Energy Partners, (ii) a $45.4 million increase in cash distributions received in 2003 attributable to our interests in Kinder Morgan Energy Partners, (iii) $28.1 million of cash proceeds received in 2003 from termination of an interest rate swap, (iv) an increase of $51.5 million in cash inflows for gas in underground storage during 2003, (v) an $11.4 million decrease in cash outflows during 2003 for pension contributions in excess of expense and (vi) the fact that cash flows for the first nine months of 2002 included $22.1 million of cash outflows for a litigation settlement. These positive impacts were partially offset by (i) an increase of $5.4 million in 2003 cash outflows for deferred purchased gas costs and (ii) an increased 2003 use of cash for miscellaneous working capital of $46.2 million (see Note 4 of the accompanying Notes to Consolidated Financial Statements).

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $630.5 million for the nine months ended September 30, 2002 to $95.3 million for the nine months ended September 30, 2003, a decrease of $535.2 million (84.9%). This decreased use of cash is principally due to the fact that the nine months ended September 30, 2002 included (i) a $331.9 million investment in i-units of Kinder Morgan Energy Partners, (ii) a $141.9 million cash outflow for incremental investments in power plant facilities, (iii) $38.2 million in capital expenditures for the Natural Gas Pipeline Company of America pipeline extension to East St. Louis, Illinois and (iv) a $16.5 million investment in Horizon Pipeline Company.

Net Cash Flows from Financing Activities

"Net Cash Flows (Used in) Provided by Financing Activities" decreased from a source of $468.2 million for the nine months ended September 30, 2002 to a use of $355.8 million for the nine months ended September 30, 2003, an increased net cash use of $824 million. This increased net use of cash was principally due to (i) $500 million of cash used during the nine months ended September 30, 2003 to retire our $500 million 6.45% Senior Notes, (ii) an increase of $61.5 million paid in 2003 for dividends, principally due to the increased dividends declared per share and (iii) the fact that the nine months ended September 30, 2002 included proceeds, net of issuance costs, of $328.6 million from the issuance of Kinder Morgan Management shares and $743.0 million of net proceeds from the issuance of our 6.50% Senior Notes due September 1, 2012. Partially offsetting these factors were (i) a $614.9 million increase during 2003 in cash flows related to short-term borrowing, (ii) a $117.4 million decreased use of cash during 2003 to repurchase shares and (iii) a $44.5 million increased source of cash from net repayment of short-term advances to unconsolidated affiliates during 2003.

Our principal sources of short-term liquidity are the commercial paper market and our $800 million of revolving bank facilities. At September 30, 2003, we had $191.1 million of commercial paper (which is backed by the bank facilities) issued and outstanding. At October 31, 2003, we had $203.1 million of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $576.9 million and $564.9 million at September 30, 2003 and October 31, 2003, respectively. For additional information on utilization of these facilities, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

On March 3, 2003, our $500 million 6.45% Senior Notes matured and we paid the holders of the notes, utilizing a combination of cash and incremental short-term borrowings.

Apart from our current maturities of long-term debt and commercial paper outstanding, our current assets exceeded our current liabilities by approximately $32.2 million at September 30, 2003.

As further described in Note 15 of the accompanying Notes to Consolidated Financial Statements, we have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion and a fair market value of approximately $83.2 million at September 30, 2003. These swaps are accounted for as fair value hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

Change in Compensation Policies

On July 16, 2003, we announced a change to our compensation policies. Chairman and Chief Executive Officer Richard D. Kinder will continue to receive $1 per year in salary with no bonuses, stock options, grants of restricted stock or other compensation. The ten most senior executives (excluding Mr. Kinder) will continue to have their base salaries capped at $200,000 per year and will continue to be eligible for annual bonuses when we and Kinder Morgan Energy Partners meet annual earnings per share and distributions per unit targets. In addition, these senior executives are not currently eligible for future stock option grants and have received grants of restricted stock totaling 575,000 shares on July 16, 2003, which will vest 25 percent on the third anniversary of the date of grant and the remaining 75 percent on the fifth anniversary of the date of grant, subject to meeting at least one of certain performance criteria set forth in the restricted stock agreements. We expect that executives will receive no further equity compensation during the five-year life of these restrictions. Other than restricted stock, executives will continue to have only those benefits that are available to all other employees. These performance-based restricted stock grants are subject to "variable plan accounting," requiring that, prior to the measurement date for accounting purposes, we estimate the ultimate compensation expense based on the then-current market price per share of our stock. For the three months ended September 30, 2003, we recognized $1.2 million in compensation expense as a result of these restricted share grants. All other employees will be eligible for annual grants of stock options, which will vest in full three years after the date of issuance. On July 16, 2003, we issued 656,450 options to purchase our common shares for $53.80 (the closing price of our common shares on that date) to eligible employees. We expect to issue to employees fewer than 700,000 options to purchase our common shares annually.

Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (some, but not all, of which have been referred to as "special purpose entities") with certain defined characteristics. One provision of the interpretation increases the minimum amount of third-party investment required to support non-consolidation from 3% to 10%. Certain of the disclosure provisions contained in the interpretation are effective for financial statements issued after January 31, 2003, all of the provisions are immediately applicable to variable interest entities created after January 31, 2003 and public entities with variable interests in entities created before February 1, 2003 are allowed to delay the application of the provisions (other than the transition disclosure provisions) to that entity no later than the end of the first interim or annual reporting period ending after December 15, 2003, as long as the public entities have not issued financial statements reporting that variable interest entity in accordance with Interpretation No. 46.

The principal impact of this interpretation on us is that, upon implementation, we expect to begin consolidation of Triton Power Company LLC and its wholly owned subsidiary, Triton Power Michigan LLC, the lessee of the Jackson, Michigan power generation facility. We operate the Jackson facility and have a preferred interest in Triton Power Company LLC, in which the common interest is owned by others. Neither entity has debt but, as a result of this consolidation, we will include the lease obligation on the Jackson plant in our consolidated financial statements. We expect to apply the provisions of the statement as of December 31, 2003 and, at that time, the total remaining lease payments will be $540.9 million and the total annual payments will be $21.7 million, $20.3 million, $20.3 million, $20.4 million and $20.6 million for 2004 through 2008, respectively. The difference between the earnings impact under consolidation and under the currently-applied cost method is not expected to be material.

In addition, a preliminary conclusion has been reached that the trusts which are our wholly owned subsidiaries that issued our trust preferred trust securities are variable interest entities for purposes of applying this statement and, further, that upon application of this statement these trusts would no longer be consolidated. Assuming that this conclusion is not changed, we expect that, upon application of the statement, an amount equal to $283.6 million, the carrying value of our Junior Subordinated Interest Deferral Debentures, will be reported as part of long-term debt in our consolidated balance sheet in place of the $275 million of trust preferred securities currently reported and our $8.6 million investment in the common securities of the trusts will be reported as part of investments in our consolidated balance sheet.

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

•

a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash

•

settled); and a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

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

This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted SFAS No. 150 effective July 1, 2003. As a result, we (i) reclassified our trust preferred securities to the debt portion of our balance sheet and (ii) began classifying payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest.

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

See Items 1 and 2 "Business and Properties - Risk Factors" of our annual report filed on Form 10-K for the year ended December 31, 2002, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2002 Form 10-K report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments. Our future results also could be adversely impacted by unfavorable results of litigation and the coming to fruition of contingencies referred to in Notes 16 and 17 of the accompanying Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2002 Form 10-K. See also Note 15 of the accompanying Notes to Consolidated Financial Statements.

Item 4.  Controls and Procedures.

As of the end of the quarter ended September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 17 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2003, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

10.13 31.1 31.2 32.1 32.2	Form of Restricted Stock Agreement

Section 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer

Section 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Chief Financial Officer

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated August 4, 2003 was furnished as of August 5, 2003 pursuant to Item 9. of that form.

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

(2)	Current Report on Form 8-K dated September 16, 2003 was furnished as of September 16, 2003 pursuant to Item 9. of that form.

We announced (i) our intention to make presentations on September 17, 2003 at various meetings with investors, analysts and others, and on September 18, 2003 at the Merrill Lynch Power & Gas Leaders Conference, in order to discuss the second quarter and year-to-date financial results, business plans and objectives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, (ii) the availability of materials to be presented at the meetings on our website, and (iii) the ability of interested parties to access the presentations by audio webcast, both live and on-demand.

(3)	Current Report on Form 8-K dated October 21, 2003 was furnished as of October 21, 2003 pursuant to Item 9. of that form.

We announced that on October 20, 2003, Michael C. Morgan, President of Kinder Morgan, Inc., completed a net investment of approximately $2.68 million by exercising options to purchase 140,000 shares of our common stock into directly held outstanding shares and provided details of the transactions. We disclosed that after these transactions, Mr. Morgan now holds 230,003 shares of our common stock, including 112,500 shares of restricted stock.

(4)	Current Report on Form 8-K dated October 21, 2003 was furnished as of October 21, 2003 pursuant to Item 9. of that form.

We announced (i) that representatives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC intended to discuss and answer questions relating to Kinder Morgan Energy Partners, L.P.'s CO2 business in a live webcast on that date and (ii) the ability of interested parties to access the audio webcast, both live and on-demand.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
November 4, 2003	/s/ C. Park Shaper
C. Park Shaper Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)