Form 10-K
period 2003-12-31
KINDER MORGAN INC
filed 2004-03-05
CIK 54502

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,258,619,030 at June 30, 2003.

The number of shares outstanding of the registrant's common stock, $5 par value, as of February 12, 2004 was 123,702,887 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to its 2004 Annual Meeting of Stockholders.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONTENTS

Note: Individual financial statements of the parent company are omitted pursuant to the provisions of Accounting Series Release No. 302.

PART I

Items 1. and 2.  Business and Properties.

In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation, incorporated on May 18, 1927, formerly known as K N Energy, Inc.) and its consolidated subsidiaries. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. In this report, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet and the terms "dekatherms" and "MMBtus" mean million British Thermal Units ("Btus"). Natural gas liquids consist of ethane, propane, butane, iso-butane and natural gasoline. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

(A) General Development of Business

We are one of the largest energy storage and transportation companies in the United States, operating, either for ourselves or on behalf of Kinder Morgan Energy Partners, L.P. ("Kinder Morgan Energy Partners"), over 35,000 miles of natural gas and petroleum products pipelines and approximately 80 terminals. We own and operate (i) Natural Gas Pipeline Company of America, a major interstate natural gas pipeline system with approximately 9,900 miles of pipelines and associated storage facilities and (ii) TransColorado Gas Transmission Company, a 300-mile interstate natural gas pipeline in western Colorado and northwest New Mexico. We own interests in and operate a retail natural gas distribution business serving approximately 241,000 customers in Colorado, Nebraska and Wyoming. We have constructed, currently operate and own interests in certain natural gas-fired electric generation facilities. These businesses are discussed in detail in the next section of this report. Our common stock is traded on the New York Stock Exchange under the symbol "KMI." Our executive offices are located at 500 Dallas Street, Suite 1000, Houston Texas 77002 and our telephone number is (713) 369-9000.

On October 7, 1999, we completed the acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the sole stockholder of the general partner of Kinder Morgan Energy Partners. To effect that acquisition, we issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan (Delaware). Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan (Delaware), was named our Chairman and Chief Executive Officer, and we were renamed Kinder Morgan, Inc. As a result of that acquisition and certain subsequent transactions, we own the general partner of, and have a significant limited partner interest in, Kinder Morgan Energy Partners, the largest publicly traded pipeline limited partnership in the United States in terms of market capitalization and the owner and operator of the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. Kinder Morgan Energy Partners owns and/or operates a diverse group of assets used in the transportation, storage and processing of energy products, including refined petroleum products pipeline systems with more than 10,000 miles of products pipeline and 39 associated terminals. Kinder Morgan Energy Partners owns over 15,000 miles of natural gas transportation pipelines, plus natural gas gathering and storage facilities. Kinder Morgan Energy Partners also owns or operates approximately 52 liquid and bulk terminal facilities and approximately 57 rail transloading facilities located throughout the United States, handling nearly 60 million tons of coal, petroleum coke and other dry-bulk materials annually and having a liquids storage capacity of approximately 55 million barrels for refined petroleum products, chemicals and other liquid products. In addition, Kinder Morgan Energy Partners owns Kinder Morgan CO2 Company, L.P., which has over 1,100 miles of pipelines and transports, markets and produces carbon dioxide for use in enhanced oil recovery operations and owns interests in and/or operates six oil fields in West Texas, all of which are using or have used carbon dioxide injection operations. Additional information concerning the business of Kinder Morgan Energy Partners is contained in Kinder Morgan Energy Partners' 2003 Annual Report on Form 10-K.

In May 2001, Kinder Morgan Management, LLC ("Kinder Morgan Management"), one of our indirect subsidiaries, issued and sold its limited liability shares in an underwritten initial public offering. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a limited partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. We have certain rights and obligations with respect to these securities. In addition, during 2001, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made contributions totaling $11.7 million.

In the initial public offering, we purchased ten percent of the Kinder Morgan Management shares, with the balance purchased by the public. The equity interest in Kinder Morgan Management (which is consolidated in our financial statements) purchased by the public created minority interest on our balance sheet of $892.7 million at the time of the transaction. The earnings recorded by Kinder Morgan Management that are attributable to its shares held by the public are reported as "minority interest" in our Consolidated Statements of Operations. On August 6, 2002, Kinder Morgan Management closed the issuance and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy additional i-units from Kinder Morgan Energy Partners. We did not purchase any of the offered shares. In addition, during 2003 and 2002, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made contributions totaling $1.8 million and $3.4 million, respectively. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management's 2003 Annual Report on Form 10-K.

Business Strategy

Our business strategy is to: (i) focus on fee-based energy transportation and storage assets that are core to the energy infrastructure of growing markets within North America, (ii) increase utilization of our existing assets while controlling costs, (iii) make selected incremental acquisitions and expansions of properties that fit within our strategy and are accretive to earnings and cash flow, (iv) maximize the benefits of our financial structure to create and return value to our stockholders as discussed following and (v) continue to align employee and shareholder incentives.

With respect to financial strategy, we intend to maintain a relatively conservative capital structure that provides flexibility and stability, while returning value to our shareholders through dividends and share repurchases. During 2003, we utilized cash generated from operations to pay dividends, reduce our outstanding debt, finance our capital expenditures program and repurchase our common shares. In recent periods, we have increased our common stock dividends in response to changes in income tax laws that have made dividends a more efficient way to return cash to our shareholders. At December 31, 2003, our total debt to total capital had been reduced to approximately 43% from over 70% in late 1999, with approximately 50% of our debt subject to floating interest rates.

We expect to benefit from accretive acquisitions (primarily by Kinder Morgan Energy Partners) and business expansions. Kinder Morgan Energy Partners has a multi-year history of making accretive acquisitions, which benefit us through our limited and general partner interests. This acquisition strategy is expected to continue, with the availability of potential acquisition candidates being driven by consolidation in the energy industry, as well as realignment of asset portfolios by major energy companies, although we can provide no assurance that such acquisitions will occur in the future. In addition, we expect to expand, within strict guidelines as to risk, rate of return and timing of cash flows, both Natural Gas Pipeline Company of America's and TransColorado's pipeline systems and acquire natural gas retail distribution properties that fit well with our current profile. In addition, we and Kinder Morgan Energy Partners have announced that we are considering the transfer of TransColorado to Kinder Morgan Energy Partners for fair market value, subject to various factors, including obtaining fairness opinions with respect to any such transaction for both us and Kinder Morgan Energy Partners.

It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances. However, as discussed under "Risk Factors" elsewhere in this report, there are factors that could affect our ability to carry out our strategy or affect its level of success even if carried out.

Developments During 2003
•

Dividends
We increased our annual rate of cash dividends per share by $0.20 and $1.00 in the first and third quarters of 2003, respectively, and by $0.65 in the first quarter of 2004, reaching an annual rate of $2.25. These increases were principally in response to recently enacted federal tax legislation and increased cash flow available to fund capital expenditures, debt reduction, dividends and share repurchases.

•

Share Repurchase Program
In November 2003, we expanded our common stock repurchase program by $50 million to $500 million. Since the inception of the program in August 2001, we have repurchased approximately $452.7 million of common stock, including $38.0 million in 2003.

•

North Lansing Storage Expansion
In April 2003, Natural Gas Pipeline Company of America began construction of a 10.7 Bcf storage service expansion, all of which is subscribed under long-term contracts, at its existing North Lansing storage field in east Texas. Construction of the approximately $38 million project is expected to be completed in May 2004.

•

Re-Contracting Transportation and Storage Capacity
During 2003, a year in which approximately 41% of its long-haul transportation capacity was scheduled to expire, Natural Gas Pipeline Company of America announced several significant new transportation and storage agreements and successfully negotiated a number of smaller agreements to the end that, as of the end of 2003, firm transportation capacity was approximately 98% sold out for the winter season and storage capacity was sold out through 2004.

•

TransColorado Expansion
In September 2003, we announced our intention to expand TransColorado following the signing of a 10-year, firm natural gas transportation contract with an undisclosed shipper. The expansion will provide an additional 125,000 dekatherms per day of firm transportation capacity on TransColorado for an incremental investment of approximately $33 million and is expected to be completed in the third quarter of 2004.

•

Retail Expansion
In December 2003, Retail began construction of a 60-mile natural gas pipeline from Montrose to Ouray, Colorado to provide service to several thousand new customers. The first phase of this approximately $20 million project is expected to be placed in service in the summer of 2004.

(B) Financial Information about Segments

Note 19 of the accompanying Notes to Consolidated Financial Statements contains financial information about our business segments.

(C) Narrative Description of Business

Overview

We are an energy and related services provider. Our principal business segments are: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America, a major interstate natural gas pipeline and storage system, (2) TransColorado Gas Transmission Company, referred to as TransColorado, an interstate natural gas pipeline located in western Colorado and northwest New Mexico, in which we increased our ownership interest from 50 percent to 100 percent effective October 1, 2002, (3) Kinder Morgan Retail, the regulated sale of natural gas to residential, commercial and industrial customers and the sales of natural gas to certain utility customers under our Choice Gas Program, a program that allows utility customers to choose their natural gas provider and (4) Power, the operation (and, in previous periods, construction) of natural gas-fired electric generation facilities.

Natural gas transportation, storage and retail sales accounted for approximately 95%, 93% and 90% of our consolidated revenues in 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, we did not have revenues from any single customer that exceeded 10 percent of our consolidated operating revenues. The operations of Kinder Morgan Energy Partners, a significant limited partnership equity-method investee in which we also hold the general partner interest, include (i) liquids and refined petroleum products pipelines, (ii) transportation and storage of natural gas, (iii) carbon dioxide production and transportation, production of oil and (iv) bulk and liquids terminals. Our equity in the earnings of Kinder Morgan Energy Partners (net of the associated amortization in periods prior to January 1, 2002) constituted approximately 60%, 65% and 40% of our income from continuing operations before interest and income taxes in 2003, 2002 and 2001, respectively. The following table gives our segment earnings, our earnings attributable to our investment in Kinder Morgan Energy Partners and the percent of the combined total each represents, for each of the last two years. In 1999, we discontinued our wholesale natural gas marketing, non-energy retail marketing services and natural gas gathering and processing businesses. Notes 5 and 19 of the accompanying Notes to Consolidated Financial Statements contain additional information on asset sales and our business segments. As discussed following, certain of our operations are regulated by various federal and state entities.

	Year Ended December 31,
	2003		2002
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Investment in Kinder Morgan Energy Partners:
Equity in Earnings, Net of Kinder Morgan
Management, LLC Pre-tax Minority Interest	$398,325	45.21%	$338,504	41.70%
Segment Earnings:
Natural Gas Pipeline Company of America	372,017	42.23%	359,911	44.33%
TransColorado	23,112	2.62%	12,648	1.56%
Kinder Morgan Retail	65,482	7.43%	64,056	7.89%
Power	22,076	2.51%	36,673	4.52%
Total	$881,012	100.00%	$811,792	100.00%
	========	=======	========	=======

Natural Gas Pipeline Company of America

During 2003, Natural Gas Pipeline Company of America's segment earnings of $372.0 million represented approximately 42% of total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners, and approximately 48% of our income from continuing operations before interest and income taxes. Through Natural Gas Pipeline Company of America, we own and operate approximately 9,900 miles of interstate natural gas pipelines, storage fields, field system lines and related facilities, consisting primarily of two major interconnected natural gas transmission pipelines terminating in the Chicago metropolitan area. The system is powered by 57 compressor stations in mainline and storage service having an aggregate of approximately 0.9 million horsepower. Natural Gas Pipeline Company of America's system has over 1,700 points of interconnection with 34 interstate pipelines, 19 intrastate pipelines, a number of gathering systems, and over 60 local distribution companies and other end users, thereby providing significant flexibility in the receipt and delivery of natural gas. Natural Gas Pipeline Company of America's Amarillo Line originates in the West Texas and New Mexico producing areas and is comprised of approximately 4,400 miles of mainline and various small-diameter pipelines. The other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,700 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by Natural Gas Pipeline Company of America's approximately 800-mile Amarillo/Gulf Coast pipeline. In addition, Natural Gas Pipeline Company of America owns a 50% equity interest in and operates Horizon Pipeline Company, L.L.C., a joint venture with Nicor-Horizon, a subsidiary of Nicor, Inc. This joint venture owns a natural gas pipeline in northern Illinois with a capacity of 380 MMcf per day.

Natural Gas Pipeline Company of America provides transportation and storage services to third-party natural gas distribution utilities, marketers, producers, industrial end users and other shippers. Pursuant to transportation agreements and Federal Energy Regulatory Commission tariff provisions, Natural Gas Pipeline Company of America offers its customers firm and interruptible transportation, storage and no-notice services, and interruptible park and loan services. Under Natural Gas Pipeline Company of America's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported, including a fuel charge collected in kind. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location and time of year. Under firm no-notice service, customers pay a reservation charge for the right to have up to a specified volume of natural gas delivered but, unlike with firm transportation service, are able to meet their peaking requirements without making specific nominations. Natural Gas Pipeline Company of America has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure. Natural Gas Pipeline Company of America's revenues have historically been somewhat higher in the first and fourth quarters of the calendar year, reflecting higher system utilization during the colder months. During the winter months, Natural Gas Pipeline

Company of America collects higher transportation commodity revenue, higher interruptible transportation revenue, winter-only capacity revenue and higher rates on certain contracts.

Natural Gas Pipeline Company of America's principal delivery market area encompasses the states of Illinois, Indiana and Iowa and secondary markets in portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. Natural Gas Pipeline Company of America is the largest transporter of natural gas to the Chicago market, and we believe that its cost of service is very competitive in the region. In 2003, Natural Gas Pipeline Company of America delivered an average of 1.76 trillion Btus per day of natural gas to this market. Given its strategic location at the center of the North American natural gas pipeline grid, we believe that Chicago is likely to continue to be a major natural gas trading hub for growing markets in the Midwest and Northeast.

Substantially all of Natural Gas Pipeline Company of America's pipeline capacity is committed under firm transportation contracts ranging from one to five years. Approximately 67% of the total transportation volumes committed under Natural Gas Pipeline Company of America's long-term firm transportation contracts as of January 7, 2004 had remaining terms of less than three years. Natural Gas Pipeline Company of America continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts, and was very successful during 2003 as discussed under "Developments During 2003" elsewhere in this report. Nicor Gas Company, Peoples Gas Light and Coke Company, and Northern Indiana Public Service Company (NIPSCO) are Natural Gas Pipeline Company of America's three largest customers in terms of operating revenues from tariff services. During 2003, approximately 54 percent of Natural Gas Pipeline Company of America's operating revenues from tariff services were attributable to its eight largest customers. Contracts representing approximately 10% of Natural Gas Pipeline Company of America's total long-term contracted firm transport capacity as of January 7, 2004 are scheduled to expire during 2004.

Natural Gas Pipeline Company of America is one of the nation's largest natural gas storage operators with approximately 600 Bcf of total natural gas storage capacity, 232 Bcf of working gas capacity and up to 4.0 Bcf per day of peak deliverability from its storage facilities, which are located near the markets it serves. Natural Gas Pipeline Company of America owns and operates eight underground storage fields in four states. These storage assets complement its pipeline facilities and allow it to optimize pipeline deliveries and meet peak delivery requirements in its principal markets. Natural Gas Pipeline Company of America provides firm and interruptible gas storage service pursuant to storage agreements and tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly charge based upon actual volumes of gas stored.

During April 2003, Natural Gas Pipeline Company of America began construction of 10.7 Bcf of storage service expansion at its existing North Lansing storage facility in east Texas, all of which incremental storage capacity is fully subscribed under long-term contracts. Although construction on the approximately $38 million project is not expected to be completed until May 2004, the service is available at this time.

Competition:  Natural Gas Pipeline Company of America competes with other transporters of natural gas in virtually all of the markets it serves and, in particular, in the Chicago area, which is the northern terminus of Natural Gas Pipeline Company of America's two major pipeline segments and its largest market. These competitors include both interstate and intrastate natural gas pipelines and, historically, most of the competition has been from such pipelines with supplies originating in the United States. In recent years, Natural Gas Pipeline Company of America has also faced competition from additional pipelines carrying Canadian-produced natural gas into the Chicago market. The most recent example is the Alliance Pipeline, which began service during the 2000-2001 heating season. The additional pipeline capacity into the Chicago market has increased competition for transportation into the area while, at the same time, new pipelines, such as Vector Pipeline, have been constructed for the specific purpose of transporting gas from the Chicago area to other markets, generally further north and further east. The overall impact of the increased pipeline capacity into the Chicago area, combined with additional take-away capacity and the increased demand in the area, has created a situation that remains dynamic with respect to the ultimate impact on individual transporters such as Natural Gas Pipeline Company of America.

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

The competition faced by Natural Gas Pipeline Company of America with respect to its natural gas transportation and storage services is generally price-based, although there is also a significant component related to the variety, flexibility and the reliability of services offered by others. Natural Gas Pipeline Company of America's extensive pipeline system, with access to diverse supply basins and significant storage assets in both the supply and market areas, makes it a strong competitor in many situations, but most customers still have alternative sources to meet their requirements. In addition, due to the price-based nature of much of the competition faced by Natural Gas Pipeline Company of America, its proven track record as a low-cost provider is an important factor in its success in acquiring and retaining customers. Additional competition for storage services could result from the utilization of currently underutilized storage facilities or from conversion of existing storage facilities from one use to another. In addition, existing competitive storage facilities could, in some instances, be expanded.

TransColorado Gas Transmission Company (TransColorado)

During 2003, TransColorado's segment earnings of $23.1 million represented approximately 3% of total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners and approximately 3% of our income from continuing operations before interest and income taxes. Through TransColorado, we own and operate approximately 300 miles of interstate natural gas pipelines on the Western Slope of Colorado and Northwestern New Mexico. The system is powered by two compressor stations in mainline service having an aggregate of approximately 10,000 horsepower. TransColorado's system, which extends from approximately 20 miles southwest of Meeker, Colorado to Bloomfield, New Mexico, has 17 points of interconnection with five interstate pipelines, one intrastate pipeline, four gathering systems, and two local distribution companies, thereby providing relatively significant flexibility in the receipt and delivery of natural gas. Gas flowing south through the pipeline moves onto the El Paso, Transwestern and Southern Trail pipeline systems. TransColorado receives gas from two coal seam natural gas treating plants located in the San Juan Basin of Colorado and from pipeline and gathering system interconnections within the Paradox and Piceance Basins of western Colorado. This pipeline was a 50/50 joint venture with Questar Corp. until we bought Questar's interest effective October 1, 2002, thus becoming the sole owner. As a result, our consolidated financial statements include TransColorado's results as a 50/50 equity method investment prior to October 1, 2002 and on a 100% basis as a consolidated subsidiary thereafter. As discussed under "Business Strategy" elsewhere in this report, we are considering the transfer of TransColorado to Kinder Morgan Energy Partners for fair market value.

TransColorado provides transportation services to third-party natural gas producers, marketers, gathering companies, local distribution companies and other shippers. Pursuant to transportation agreements and Federal Energy Regulatory Commission tariff provisions, TransColorado offers its customers firm and interruptible transportation and interruptible park and loan services. Under

TransColorado's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. The underlying reservation and commodity charges are assessed pursuant to a "postage stamp" maximum recourse rate structure. TransColorado has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure. TransColorado's revenues have historically been higher during the second and third quarters of the calendar year, resulting from two factors: (i) winter heating market loads to the north of TransColorado and (ii) summer air conditioning market loads to the south of TransColorado.

TransColorado acts principally as a feeder pipeline system from the developing natural gas supply basins on the Western Slope of Colorado into the interstate natural gas pipelines that lead away from the Blanco Hub area of New Mexico. TransColorado is the largest transporter of natural gas from the Western Slope supply basins of Colorado and provides a competitively attractive outlet for that developing natural gas resource. In 2003, TransColorado transported an average of 462,624 dekatherms per day of natural gas from these supply basins. TransColorado provides a strategically important link between the underdeveloped gas supply resources on the Western Slope of Colorado and the greater southwestern United States marketplace. During 2003, 46 percent of TransColorado's transport business was with producers or their own marketing affiliates, 44 percent was with third-party marketers and the remaining 10 percent was primarily with gathering companies. Approximately 36 percent of TransColorado's transport business in 2003 was conducted with its three largest customers.

Approximately 90% of TransColorado's pipeline capacity is committed under firm transportation contracts that extend through year-end 2007. TransColorado is actively pursuing full contract subscription through 2007 and beyond.

On September 25, 2003, we announced that we had signed a 10-year, firm natural gas transportation contract with an undisclosed shipper that will allow us to construct facilities to provide a 125,000 dekatherm per day expansion of capacity on the TransColorado system. The facilities consist of three new compressor stations and modifications at two existing compressor stations, which will increase compression by more than 20,000 horsepower. On October 31, 2003, we filed with the Federal Energy Regulatory Commission for authority to construct the facilities and place them into service. Subject to appropriate regulatory approvals, we expect to place the facilities into service during the third quarter of 2004.

The TransColorado open season for various supply laterals, mainline capacity expansion and mainline extension proposals ended April 30, 2003. Post open season negotiations successfully led to the filing discussed above of the mainline capacity expansion application with the Federal Energy Regulatory Commission. Negotiations with prospective shippers regarding the proposed mainline extension were primarily linked to downstream capacity negotiations on Kinder Morgan Energy Partners' proposed Silver Canyon Pipeline project. Accordingly, Kinder Morgan Energy Partners is now negotiating with prospective shippers on the proposed Silver Canyon Pipeline to include previously identified TransColorado mainline extension facilities as part of the Silver Canyon Pipeline project.

Competition:  TransColorado competes with other transporters of natural gas in each of the natural gas supply basins it serves. These competitors include both interstate and intrastate natural gas pipelines and natural gas gathering systems. TransColorado is the most recent interstate pipeline entrant into each of the competitive supply markets of the Paradox, Piceance and San Juan Basins of western Colorado. Notwithstanding, we believe that TransColorado generally is looked upon favorably by shippers because it provides distinct advantages of larger system capacity and more direct access to market outlet than its competitors.

TransColorado's shippers compete for market share with shippers drawing upon gas production facilities within the New Mexico portion of the San Juan Basin. TransColorado has phased its past construction and expansion efforts to coincide with the ability of the interstate pipeline grid at Blanco, New Mexico to accommodate greater natural gas volumes. The overall San Juan Basin gas production base had been a perennial factor restricting the growth pace of TransColorado's transport from the central Rockies natural gas supply basins. The San Juan Basin enjoyed prolific natural gas production growth related to coal seam gas development during the 1990's that hampered TransColorado's ability to implement its full project before 1999. Natural gas production from the San Juan Basin peaked during the first quarter of 2000 and has since declined on an overall basis by 10%. TransColorado's transport concurrently ramped up over that period such that TransColorado now enjoys a growing share of the outlet from the San Juan Basin to the southwestern United States marketplace.

Historically, the competition faced by TransColorado with respect to its natural gas transportation services has generally been based upon the price differential between the San Juan and Rocky Mountain basins. The Kern River Gas Transmission expansion project, placed in service in May 2003, has had the effect of reducing that price differential. However, given the increased number of direct connections to production facilities in the Piceance and Paradox basins and the aggressive gas supply development in each of those basins, we believe that TransColorado's transport business will be less susceptible to changes in the price differential in the future.

Kinder Morgan Retail

During 2003, Kinder Morgan Retail's segment earnings of $65.5 million represented 7% of total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners and approximately 8% of our income from continuing operations before interest and income taxes. As of December 31, 2003, through Kinder Morgan Retail, our retail natural gas distribution business served approximately 241,000 customers in Colorado, Nebraska and Wyoming through more than 11,000 miles of distribution and transmission pipelines, underground storage fields, field system lines and related facilities. Kinder Morgan Retail's intrastate pipelines, distribution facilities and retail natural gas sales in Colorado, Nebraska and Wyoming are subject to the regulatory authority of each state's utility commission. In addition, Kinder Morgan Retail owns and operates a small distribution system in Hermosillo, Mexico.

Kinder Morgan Retail's operations in Nebraska, Wyoming and eastern Colorado serve areas that are primarily rural and agricultural where natural gas is used primarily for space heating, crop irrigation, grain drying and processing of agricultural products. In much of Nebraska, the winter heating load is balanced by irrigation requirements in the summer and grain drying requirements in the fall. Kinder Morgan Retail's operations in western Colorado serve the fast-growing resort and associated service areas, and rural communities. These areas are characterized primarily by natural gas use for space heating, with historical annual growth rates of 6-8%. Kinder Morgan Retail's operations include the sale of natural gas under Choice Gas programs and the sale of non-jurisdictional products and services, natural gas-related equipment, and installation and repair services.

To support Kinder Morgan Retail's business, underground storage facilities are used to provide natural gas deliverability for load balancing and peak system demand. Storage services for Kinder Morgan Retail's natural gas distribution services are provided by (i) three facilities in Wyoming owned by Kinder Morgan, Inc., (ii) one facility in Colorado owned by a wholly owned subsidiary of Kinder Morgan, Inc. and (iii) one facility located in Nebraska and owned by Kinder Morgan Energy Partners. The peak natural gas storage withdrawal capacity available for Kinder Morgan Retail's business is approximately 83 MMcf per day.

Kinder Morgan Retail's natural gas distribution business relies on the intrastate pipelines it operates, Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, and third-party pipelines for transportation and storage services required to serve its markets. The natural gas supply requirements for Kinder Morgan Retail's natural gas distribution business are met through contract purchases from third-party suppliers.

Through our wholly owned subsidiary Rocky Mountain Natural Gas Company in Colorado, Kinder Morgan Retail provides transportation services to natural gas producers, shippers and industrial customers. Kinder Morgan Retail provides storage services in Wyoming to its customers from its three storage fields, Oil Springs, Bunker Hill and Kirk Ranch, which have 29.7 Bcf of combined total storage capacity, 11.7 Bcf of working gas capacity, and up to 37 MMcf per day of peak withdrawal capacity. Rocky Mountain Natural Gas Company operates the Wolf Creek storage facility, which has 10.1 Bcf of total storage capacity, 2.7 Bcf of working gas capacity and provides 18 MMcf per day of withdrawal capacity for peak day use.

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

Kinder Morgan Retail currently provides unbundled natural gas services in Nebraska and Wyoming under Choice Gas Programs. These Choice Gas Programs allow competing natural gas providers to sell natural gas to approximately 64% of Kinder Morgan Retail's total customers at present. In unbundled areas, Kinder Morgan Retail competes as one of four or five natural gas marketing companies to provide the customer with natural gas commodity offerings. Kinder Morgan Retail currently provides the natural gas commodity for 52% of the end-use customers in these unbundled areas.

Power

Power's 2003 earnings, before non-cash charges to reduce the carrying value of certain of its assets, represented less than 3% of either the total of our segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners or our income from continuing operations before interest and income taxes. Kinder Morgan Power previously designed, developed and constructed power projects. In 2002, following a thorough assessment of the electric industry's business environment and a marked deterioration in the financial condition of certain power generating and marketing participants, we decided to discontinue our power development activities. We currently have ownership interests in two natural gas-fired electric generation facilities in Colorado, one natural gas-fired electric generation facility in Michigan and one natural gas-fired electric generation facility in Arkansas. One of the Colorado facilities is operated as an independent power producer, with both a long-term power sales agreement and gas supply contract. The other Colorado facility and the Michigan and Arkansas facilities are operated under tolling agreements. We also have a net profits interest in a third natural gas-fired electric generation facility in Colorado. Kinder Morgan Power operates the Michigan facility for which it receives operating fees. Under the tolling agreements, purchasers of the electrical output take the commodity benefits and risks in the marketplace. Kinder Morgan Power's customers include power marketers and utilities. During 2003, approximately 30% of Power's operating revenues were electric sales revenues from XCEL Energy's Public Service Company of Colorado under a long-term contract,

25% were for operating the Jackson, Michigan Power facility, and 21% were revenues related to the construction of the Jackson, Michigan power facility.

In 1998, Kinder Morgan Power acquired interests in the Thermo Companies, which provided us with our first electric generation assets as well as knowledge and expertise with General Electric Company jet engines (LMs) configured in a combined cycle mode. Through the Thermo Companies, Kinder Morgan Power acquired the interests in three Colorado natural gas-fired electric generating facilities discussed above, which have a combined 380 megawatts of electric generation capacity. Kinder Morgan Power used the LM knowledge to develop its proprietary "Orion" technology. Pursuant to a right we obtained in conjunction with the 1998 acquisition of the Thermo Companies, in December 2003, we increased our investment in the Thermo Companies by issuing 1.8 million of Kinder Morgan Management shares to an entity controlled by the former Thermo owners. For further information regarding this incremental investment, see "Power" within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In May 2000, Kinder Morgan Power and Mirant Corporation (formerly Southern Energy Inc.) announced plans to build a 550 megawatt natural gas-fired electric power plant in Wrightsville, Arkansas, utilizing Kinder Morgan Power's Orion technology. Construction of this facility was completed on July 1, 2002 and commercial operations commenced. Mirant Corporation operates and maintains the Wrightsville facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power made an investment in the project company, comprised primarily of preferred stock. This facility has not been dispatched significantly since July 1, 2002. In October 2003, the project company was included in Mirant Corporation's bankruptcy filing. In the fourth quarter of 2003, we wrote off our remaining investment in the Wrightsville power facility, as further discussed in Note 6 of the accompanying Notes to Consolidated Financial Statements.

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550-megawatt natural gas-fired Orion technology electric power plant in Jackson, Michigan. Effective July 1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC valued at approximately $105 million; and, (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Williams Energy Marketing and Trading supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC.

Competition: With respect to the electric generating facilities acquired from the Thermo entities, Kinder Morgan Power does not directly face competition with respect to the sale of the power generated, as it is sold to or generated for the local electric utility under long-term contracts. With respect to Power's investment in the Jackson, Michigan facility, the principal impact of competition is the level of dispatch of the plant and the related (but minor) effect on profitability.

Regulation

Interstate Transportation and Storage Services

Under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act of 1978, the Federal Energy Regulatory Commission regulates both the performance of interstate transportation and storage services by interstate natural gas pipeline companies, and the rates charged for such services. As used in this report, "FERC" refers to the Federal Energy Regulatory Commission.

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

On July 17, 2000, Natural Gas Pipeline Company of America filed its compliance plan, including pro forma tariff sheets, pursuant to FERC Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in these Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. On November 21, 2002, the FERC issued an order approving much of Natural Gas Pipeline Company of America's Order 637 filing, but requiring additional changes. The primary changes relate to Natural Gas Pipeline Company of America's segmentation proposal, the ability of shippers to designate additional primary points on a segmented release, a shipper's rights to request discounts at alternate points and Natural Gas Pipeline Company of America's unauthorized overrun charges. Natural Gas Pipeline Company of America made its compliance filing on December 23, 2002 and filed for rehearing. Other parties have objected to certain aspects of Natural Gas Pipeline Company of America's compliance filing. On May 14, 2003, the FERC issued an order accepting most of Natural Gas Pipeline Company of America's compliance filing, but requiring additional changes, particularly regarding the designation of additional primary points for a segmented release. This order also established an effective date for Natural Gas Pipeline Company of America's Order 637 provisions of December 1, 2003. Natural Gas Pipeline Company of America made its further compliance filing on June 13, 2003. Limited protests have been filed. The Order No. 637 tariff provisions for Natural Gas Pipeline Company of America became effective on December 1, 2003, although certain aspects of these provisions are subject to FERC review of the most recent compliance filing, which is still pending FERC action.

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

On October 31, 2002, the FERC issued an order in response to the D.C. Circuit's remand of certain Order 637 issues. The order: (i) eliminated the requirement of a 5-year cap on bid terms that an existing shipper would have to match in the right of first refusal process, and found that no term matching cap at all is necessary given existing regulatory controls and (ii) affirmed the FERC's policy that a segmented transaction consisting of both a forward-haul up to contract demand and a backhaul up to contract demand to the same point is permissible, and accordingly required, under Section 5 of the Natural Gas Act, pipelines that the FERC had previously found must permit segmentation on their systems to file tariff revisions within 30 days to permit such segmented forward-haul and backhaul transactions to the same point. On January 29, 2004, the FERC issued an order denying rehearing and reaffirming these rulings.

The FERC, in a Notice of Proposed Rulemaking in RM02-14-000, has proposed new regulation of cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Natural Gas Pipeline Company of America filed comments on August 28, 2002. On June 26, 2003, the FERC issued an interim rule to be effective in August 2003, under which regulated companies are required to document cash management arrangements and transactions. The FERC eliminated the proposal that, as a prerequisite to participation in cash management programs, regulated companies must maintain a 30 percent equity balance and investment grade credit rating. On October 22, 2003, the FERC issued its final rule amending its regulations effective November 2003 which, among other things, requires FERC-regulated entities to file their cash management agreements with the FERC and to notify the FERC within 45 days after the end of the quarter when their proprietary capital ratio drops below 30 percent, and when it subsequently returns to or exceeds 30 percent. In compliance with the final rule, Natural Gas Pipeline Company of America and TransColorado submitted their cash management agreements to the FERC in December 2003. On February 11, 2004, the FERC eliminated the notification requirement discussed preceding as part of issuing Order No. 646, which requires quarterly financial reporting.

We are also subject to the requirements of FERC Order Nos. 497, et seq., and 566, et seq., the Marketing Affiliate Rules, which prohibit preferential treatment by an interstate natural gas pipeline of its marketing affiliates and govern, in particular, the provision of information by an interstate natural gas pipeline to its marketing affiliates. On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline must file a compliance plan by that date and must be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (termed "Energy Affiliates"), including intrastate/Hinshaw pipelines, processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies are excluded, however, if they do not make sales to customers not situated on their gas distribution system. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their Energy Affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from the interstate pipeline to an Energy Affiliate. Natural Gas Pipeline Company of America filed for clarification and rehearing of Order No. 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, Natural Gas Pipeline Company of America asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. To date the FERC has not acted on these hearing requests. On February 9, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, all of these interstate pipelines filed a joint request with the interstate pipelines owned by Kinder Morgan Energy Partners asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. For us, the mandated separation from these entities would be the most burdensome requirement of the new rules.

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

Intrastate Transportation and Sales

We operate an intrastate pipeline in Colorado, Rocky Mountain Natural Gas Company, which is regulated by the Public Utilities Commission for the State of Colorado as a public utility with respect to its natural gas transportation and sales services within the state. Rocky Mountain Natural Gas Company also performs certain natural gas transportation services in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978. The Public Utilities Commission for the State of Colorado regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Colorado. During 2002, our intrastate pipeline in Wyoming, Northern Gas Company, was merged into Kinder Morgan, Inc. and is now operated as part of our retail distribution business in Wyoming pursuant to approvals received from the Wyoming Public Service Commission.

The operations of our intrastate pipeline business are also affected by FERC rules and regulations issued pursuant to the Natural Gas Act and the Natural Gas Policy Act. Of particular importance are regulations that result in an increased ability to provide interstate transportation services without the necessity of obtaining prior FERC authorization for each transaction. A key element of the program is nondiscriminatory access, under which a regulated pipeline must agree, under certain conditions, to transport natural gas for any party requesting such service.

Retail Natural Gas Distribution Services

Our intrastate pipelines and local natural gas distribution businesses in Colorado, Nebraska and Wyoming are under the regulatory authority of each respective state's utility commission. In certain of the incorporated communities in which we provide retail natural gas services, we operate under franchises granted by the applicable municipal authorities. The duration of these franchises varies. In unincorporated areas, our natural gas utility services are not subject to municipal franchise. We have been issued various certificates of public convenience and necessity by the regulatory commissions in Colorado, Nebraska and Wyoming authorizing us to provide natural gas utility services within certain incorporated and unincorporated areas of those states.

We emerged as a leader in providing for customer choice in early 1996, when the Wyoming Public Service Commission issued an order allowing us to bring competition to 10,500 residential and commercial customers. In November 1997, we announced a similar plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998 and is now available to all 91,000 customers served by us in Nebraska. Effective June 1, 2002 the Choice Gas program was extended to all Wyoming end-use customers, subject to further review by the Wyoming Public Service Commission. The programs have succeeded in providing a choice of suppliers, competitive prices, and new products and services, while maintaining reliability and security of supply. Kinder Morgan Retail continues to provide all services other than the natural gas commodity supply in these programs, and competes with other suppliers in offering natural gas supplies to retail customers.

Environmental Regulation

Our operations and properties are subject to extensive and evolving federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment or otherwise relating to environmental protection or human health and safety. We have an environmental compliance program, and we believe that our operations are in substantial compliance with applicable environmental laws and regulations. This program focuses on compliance with state and federal regulations relating to the Clean Air Act, the Clean Water Act, RCRA and solid waste issues and other related and applicable environmental regulations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, for which compliance is often costly and onerous. Failure to comply with applicable environmental laws may result in substantial administrative, civil, and criminal penalties or injunctions that would restrict operations or require future compliance, damage awards against us, or other mandatory or consensual measures or liabilities. These laws and regulations can also impose liability for remedial costs on the owner or operator of properties or the generators of materials, regardless of fault. Moreover, a trend in environmental law is toward stricter standards, stricter enforcement, and more restrictions on operations. This trend and other developments in environmental law may result in significant cost and liabilities for us.

We had an established environmental reserve at December 31, 2003 of approximately $14.5 million, to address remediation issues associated with approximately 35 projects. These projects include several ground water and soil hydrocarbon remediation efforts under the jurisdiction and direction of various state agencies. Many of these remediation efforts are the result of historic releases from currently non-operating sites. Additionally, we are addressing impacts at several locations from the historic use of mercury and polychlorinated biphenyls. We believe that costs for environmental remediation and separately ongoing compliance with applicable environmental regulations will not have a material adverse effect on our cash flows, financial position or results of operations or materially diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, the discovery of circumstances or conditions currently unforeseen by us, or that the development of new facts or conditions will not cause us to incur significant unanticipated costs and liabilities.

Risk Factors
1.

We are highly dependent upon the earnings and distributions of Kinder Morgan Energy Partners. For 2003, approximately 45% of our total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners was attributable to our general and limited partner interests in Kinder Morgan Energy Partners. A significant decline in Kinder Morgan Energy Partners' earnings and/or cash distributions would have a corresponding negative impact on us. For more information on these earnings and cash distributions, please see Kinder Morgan Energy Partners' 2003 Annual Report on Form 10-K.

2.

Competition could ultimately lead to lower levels of profits and adversely impact our ability to recontract for expiring transportation capacity at favorable rates. For 2003, approximately 42% of our total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners were attributable to the results of operations of Natural Gas Pipeline Company of America, an interstate natural gas pipeline that is a major supplier to the Chicago, Illinois area. In recent periods, interstate pipeline competitors of Natural Gas Pipeline Company of America have constructed or expanded pipeline capacity into the Chicago area, although additional take-away capacity has also been constructed. To the extent that an excess of supply into this market area is created and persists, Natural Gas Pipeline Company of America's ability to recontract for expiringtransportation capacity at favorable rates could be impaired. Contracts representing approximately 10% of Natural Gas Pipeline Company of America's total long-term contracted firm transport capacity as of January 7, 2004 are scheduled to expire during 2004.

3.

Our large amount of floating rate debt makes us vulnerable to increases in interest rates. At December 31, 2003, we had approximately $1.628 billion of debt subject to floating interest rates. Approximately $1.5 billion of this debt was long-term debt converted to floating rates through the use of interest rate swaps. Should interest rates increase significantly, our earnings would be adversely affected.

4.

The rates we charge shippers on our pipeline systems are subject to regulatory approval and oversight. While there are currently no material proceedings challenging the rates on any of our natural gas pipeline systems, regulators and shippers on these pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. We can provide no assurance that we will not face challenges to the rates we receive on our pipeline systems in the future.

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

6.

Proposed rulemaking by the FERC or other regulatory agencies having jurisdiction could adversely impact our income and operations. Generally speaking, new regulations or different interpretations of existing regulations applicable to our assets could have a negative impact on our business, financial condition and results of operations.

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

Other

Amounts we spent during 2003, 2002, and 2001 on research and development activities were not material. We employed 5,530 people at December 31, 2003, including employees of our indirect subsidiary KMGP Services Company, Inc., who are dedicated to the operations of Kinder Morgan Energy Partners.

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees and Kinder Morgan Services LLC, a subsidiary of Kinder Morgan Management, provides centralized payroll and employee benefits services to Kinder Morgan Management, Kinder Morgan Energy Partners and Kinder Morgan Energy Partners' operating partnerships and subsidiaries (collectively, "the Group"). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of all compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse their allocated shares of these direct costs. There is no profit or margin charged by Kinder Morgan Services LLC to the members of the Group. Our human resources department provides the administrative support necessary to implement these payroll and benefits services, and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to the limited partnership agreement, Kinder Morgan Energy Partners provides reimbursement for its share of these administrative costs and such reimbursements are accounted for as described above. Kinder Morgan Energy Partners reimburses Kinder Morgan Management with respect to the costs incurred or allocated to Kinder Morgan Management in accordance with Kinder Morgan Energy Partners' limited partnership agreement, the Delegation of Control Agreement among Kinder Morgan G.P., Inc., Kinder Morgan Management, Kinder Morgan Energy Partners and others, and Kinder Morgan Management's limited liability company agreement. Our named executive officers and other employees that provide management or services to both us and the Group are employed by us. Additionally, other of our employees assist Kinder Morgan Energy

Partners in the operation of its Natural Gas Pipeline assets. These employees' expenses are allocated without a profit component between us and the appropriate members of the Group.

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

(E) Available Information

We make available free of charge on or through our internet website, at http://www.kindermorgan.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also, we make available free of charge within the "Investors" section of our internet website, at www.kindermorgan.com, and in print to any shareholder who requests, the governance guidelines, the charters of the audit committee, compensation committee and nominating and governance committee, and our code of business conduct and ethics (which applies to senior financial officers and the chief executive officer, among others). Requests for copies may be directed to Investor Relations, Kinder Morgan, Inc., 500 Dallas Street, Suite 1000, Houston, Texas 77002, or telephone (713) 369-9490. We intend to disclose any amendments to our code of business conduct and ethics, and any waiver from a provision of that code granted to our Chief Executive Officer, Chief Financial Officer or Vice President and Controller, on our internet website within five business days following such amendment or waiver. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission.

Item 3.  Legal Proceedings.

The reader is directed to Note 9(B) of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

(A) Identification and Business Experience of Executive Officers

Set forth below is certain information concerning our executive officers. All officers serve at the discretion of the board of directors.

Name	Age	Position

Richard D. Kinder	59	Director, Chairman and Chief Executive Officer

Michael C. Morgan	35	Director and President

C. Park Shaper	35	Vice President and Chief Financial Officer

David D. Kinder	29	Vice President, Corporate Development

Joseph Listengart	35	Vice President, General Counsel and Secretary

Deborah A. Macdonald	52	President, Natural Gas Pipelines

James E. Street	47	Vice President, Human Resources and Administration

Daniel E. Watson	45	President, Retail

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

C. Park Shaper is Director, Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. and Vice President and Chief Financial Officer of Kinder Morgan, Inc. Mr. Shaper was elected Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. in January 2003. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC upon its formation in February 2001, and served as Treasurer of Kinder Morgan Management, LLC from February 2001 to January 2004. He has served as Treasurer of Kinder Morgan, Inc. from April 2000 to January 2004 and Vice President and Chief Financial Officer of Kinder Morgan, Inc. since January 2000. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as Treasurer of Kinder Morgan G.P., Inc. from April 2000 to January 2004. From June 1999 to December 1999, Mr. Shaper was President and Director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. He served as Vice President and Chief Financial Officer of First Data Analytics, a wholly-owned subsidiary of First Data Corporation, from 1997 to June 1999. From 1995 to 1997, he was a consultant with The Boston Consulting Group. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

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

Deborah A. Macdonald is President, Natural Gas Pipelines of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. She was elected President, Natural Gas Pipelines in June 2002. Ms. Macdonald served as President of Natural Gas Pipeline Company of America from October 1999 to March 2003. Prior to joining Kinder Morgan, Ms. Macdonald worked as Senior Vice President of legal affairs for Aquila Energy Company from January 1999 to October 1999, and was engaged in a private energy consulting practice from June 1996 to December 1999. Ms. Macdonald received her Juris Doctor, summa cum laude, from Creighton University in May 1980 and received a Bachelors degree, magna cum laude, from Creighton University in December 1972.

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

(B) Involvement in Certain Legal Proceedings

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
       Purchases of Equity Securities.

Our common stock is listed for trading on the New York Stock Exchange under the symbol "KMI." Dividends paid and the price range of our common stock by quarter for the last two years are provided below. In January 2004, we increased our quarterly common dividend to $0.5625 per share.

	Market Price Per Share
	2003		2002
	Low	High	Low	High
Quarter Ended:
March 31	$42.25	$46.85	$36.81	$57.50
June 30	$44.00	$56.97	$37.11	$52.62
September 30	$51.45	$54.97	$33.10	$44.02
December 31	$51.72	$59.27	$30.05	$42.98

	Dividends Paid Per Share
	2003	2002
Quarter Ended:
March 31	$0.15	$0.05
June 30	$0.15	$0.05
September 30	$0.40	$0.10
December 31	$0.40	$0.10

Stockholders as of February 12, 2004	38,000 (approximately)

There were no sales of unregistered equity securities during the period covered by this report.

Information required by this item is contained under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2003	95,800	$ 53.95	8,941,800	$52,120,437
		=======	=========	===========
November 1 to November 30, 2003	91,000	$ 52.60	9,032,800	$47,332,244
		=======	=========	===========
December 1 to December 31, 2003	-	$ -	9,032,800	$47,332,244
		=======	=========	===========

Total	186,800	$ 53.23	9,032,800	$47,332,244
	=======	=======	=========	===========

[1]	All purchases were made pursuant to our repurchase plan.
[2]

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million and $500 million in February 2002, July 2002 and November 2003, respectively.

Item 6.  Selected Financial Data.

Five-Year Review
Kinder Morgan, Inc. and Subsidiaries
	Year Ended December 31,
	2003	2002	2001	2000	1999[1]
	(In thousands except per share amounts)
Operating Revenues	$1,097,897	$1,015,255	$1,054,907	$2,678,956	$1,834,094
Gas Purchases and Other Costs of Sales	354,261	311,224	339,301	1,925,971	1,052,654
Other Operating Expenses[2]	387,543	467,364	331,287	357,842	485,738
Operating Income	356,093	236,667	384,319	395,143	295,702
Other Income and (Expenses)[3]	270,211	206,063	308	(87,977)	(81,151)
Income from Continuing Operations
Before Income Taxes	626,304	442,730	384,627	307,166	214,551
Income Taxes	244,600	135,019	159,557	123,017	79,124
Income from Continuing Operations	381,704	307,711	225,070	184,149	135,427
Loss from Discontinued Operations,
Net of Tax	-	(4,986)	-	(31,734)	(395,319)
Net Income (Loss)	381,704	302,725	225,070	152,415	(259,892)
Less-Preferred Dividends	-	-	-	-	129
Less-Premium Paid on Preferred
Stock Redemption	-	-	-	-	350
Earnings (Loss) Available for
Common Stock	$ 381,704	$ 302,725	$ 225,070	$ 152,415	$ (260,371)
	==========	==========	==========	==========	==========

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$ 3.11	$ 2.52	$ 1.95	$ 1.62	$ 1.68
Discontinued Operations	-	(0.04)	-	(0.28)	(4.92)
Total Basic Earnings (Loss)
Per Common Share	$ 3.11	$ 2.48	$ 1.95	$ 1.34	$ (3.24)
	==========	==========	==========	==========	==========

Number of Shares Used in Computing
Basic Earnings (Loss) Per Common Share	122,605	122,184	115,243	114,063	80,284
	==========	==========	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$ 3.08	$ 2.49	$ 1.86	$ 1.61	$ 1.68
Discontinued Operations	-	(0.04)	-	(0.28)	(4.92)
Total Diluted Earnings (Loss) Per
Common Share	$ 3.08	$ 2.45	$ 1.86	$ 1.33	$ (3.24)
	==========	==========	==========	==========	==========

Number of Shares Used in Computing
Diluted Earnings (Loss) Per
Common Share	123,824	123,402	121,326	115,030	80,358
	==========	==========	==========	==========	==========

Dividends Per Common Share	$ 1.10	$ 0.30	$ 0.20	$ 0.20	$ 0.65
	==========	==========	==========	==========	==========

Capital Expenditures[4]	$ 160,804	$ 174,953	$ 124,171	$ 85,654	$ 92,841
	==========	==========	==========	==========	==========

[1]	Reflects the acquisition of Kinder Morgan (Delaware), Inc. on October 7, 1999.
[2]	Includes charges of $44.5 million and $134.5 million in 2003 and 2002, respectively, to reduce the carrying value of certain power assets; see Note 6 of the accompanying Notes to Consolidated Financial Statements.
[3]	Includes significant impacts from sales of assets. See Note 1 (Q) of the accompanying Notes to Consolidated Financial Statements.
[4]	Capital Expenditures shown are for continuing operations only.

Five-Year Review (Continued)
Kinder Morgan, Inc. and Subsidiaries
	As of December 31,
	2003		2002		2001		2000		1999
	(In thousands except per share amounts)
Total Assets	$10,036,711		$10,102,750		$9,513,121		$8,396,678		$9,393,834
	===========		===========		==========		==========		==========

Capitalization:
Common Equity	$ 2,666,117	39%	$ 2,354,997	37%	$2,259,997	39%	$1,777,624	39%	$1,649,615	32%
Deferrable Interest Debentures[1]	283,600	4%	-	-	-	-	-	-	-	-
Preferred Capital Trust Securities[1]	-	-	275,000	4%	275,000	5%	275,000	6%	275,000	5%
Minority Interests	1,010,140	15%	967,802	15%	817,513	14%	4,910	-	9,523	-
Outstanding Notes and Debentures[2]	2,837,487	42%	2,852,181	44%	2,409,798	42%	2,478,983	55%	3,293,326	63%
Total Capitalization	$ 6,797,344	100%	$ 6,449,980	100%	$5,762,308	100%	$4,536,517	100%	$5,227,464	100%
	===========	===	===========	===	==========	===	==========	===	==========	===

Book Value Per
Common Share	$ 21.62		$ 19.35		$ 18.24		$ 15.53		$ 14.64
	===========		===========		==========		==========		==========

[1]	As a result of a recent change in accounting standards, the subsidiary trusts associated with these securities are no longer consolidated, effective December 31, 2003. See Note 20 of the accompanying Notes to Consolidated Financial Statements.
[2]	Excluding the value of interest rate swaps. See Note 14 of the accompanying Notes to Consolidated Financial Statements.

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

Had the provisions of SFAS 142 been in effect during the periods prior to January 1, 2002 presented above, goodwill amortization would have been eliminated, increasing net income and associated per share amounts as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Reported Net Income (Loss)	$381,704	$302,725	$225,070	$152,415	$(259,892)
Add Back: Goodwill Amortization,
Net of Related Tax Benefit	-	-	16,198	17,368	5,449
Adjusted Net Income (Loss)	$381,704	$302,725	$241,268	$169,783	$(254,443)
	========	========	========	========	=========
Reported Earnings (Loss) per Diluted Share	$ 3.08	$ 2.45	$ 1.86	$ 1.33	$ (3.24)
	========	========	========	========	=========
Earnings (Loss) per Diluted Share, as Adjusted	$ 3.08	$ 2.45	$ 1.99	$ 1.48	$ (3.17)
	========	========	========	========	=========

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes. Specifically, as discussed in Notes 4, 5 and 7 of the accompanying Notes to Consolidated Financial Statements, we have engaged in acquisitions (including the October 1999 acquisition of Kinder Morgan (Delaware), Inc., the indirect owner of the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, referred to in this report as "Kinder Morgan Energy Partners"), and divestitures (including the discontinuance of certain lines of business and the transfer of certain assets to Kinder Morgan Energy Partners) that may affect comparisons of financial position and results of operations between periods.

We are a provider of energy and related services through our direct ownership and operation of energy-related assets, and through our ownership interests in and operation of Kinder Morgan Energy Partners, a publicly traded master limited partnership. Our energy-related assets owned and operated directly (which, during 2004, are budgeted to contribute approximately 48% of the total of our segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners) include natural gas pipelines, natural gas storage facilities, retail natural gas distribution facilities and a relatively small investment in natural gas-fired power generation facilities. Our investment in Kinder Morgan Energy Partners, (which, during 2004, is budgeted to contribute approximately 52% of the total of our segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners) includes ownership of the general partner interest, as well as ownership of limited partner units and shares of Kinder Morgan Management, LLC.

As described under "Business Strategy" elsewhere in this report, our strategy and focus continues to be on ownership of fee-based energy-related assets which are core to the energy infrastructure of the country and serve growing markets. These assets tend to have relatively stable cash flows while presenting us with opportunities to expand our facilities to serve additional customers and nearby markets. We evaluate the performance of our investment in these assets using, among other measures, segment earnings and return on investment. We will define these measures and then present them by segment in the analysis of our results of operations that follows.

The variability of our operating results is attributable to a number of factors including (i) national and local markets for energy and related services, including the effects of competition, (ii) the impact of regulatory proceedings, (iii) the effect of weather on customer energy and related services usage, as well as our operation and construction activities, (iv) increases or decreases in interest rates, (v) the degree of our success in controlling costs and identifying and carrying out profitable expansion projects and (vi) changes in taxation policy or rates. Certain of these factors are beyond our direct control, but we operate a structured risk management program to mitigate certain of the risks associated with changes in the price of natural gas, interest rates and weather (relative to historical norms). The remaining risks are primarily mitigated through our strategic and operational planning and monitoring processes. See "Risk Factors" elsewhere in this report.

After the divestitures discussed above, our remaining businesses (apart from our investment in Kinder Morgan Energy Partners) constitute four business segments. Our largest business segment and our primary source of operating income is Natural Gas Pipeline Company of America, which owns and operates a major interstate natural gas pipeline system that runs from natural gas producing areas in West Texas and the Gulf of Mexico to its principal market area of Chicago, Illinois. In accordance with our strategy to increase operational focus on core assets, we have worked toward renewing existing agreements and entering into new agreements to fully utilize the transportation and storage capacity of Natural Gas Pipeline Company of America's system. As a result, Natural Gas Pipeline Company of America sold virtually all of its capacity through the 2003-2004 winter season. Natural Gas Pipeline Company of America continues to pursue opportunities to connect its system to power generation facilities and, in addition, has extended its system to East St. Louis, Illinois.

Our other business segments consist of (i) our TransColorado system, a 300-mile natural gas pipeline and related facilities extending from approximately 20 miles southwest of Meeker, Colorado to Bloomfield, New Mexico, (ii) our retail distribution of natural gas to approximately 241,000 customers in Colorado, Wyoming and Nebraska and (iii) our investment in, in some cases, operation of, and in previous periods construction of electric power generation facilities. The TransColorado system receives gas from two coal seam natural gas treating plants located in the San Juan Basin of Colorado and from pipeline and gathering system interconnections within the Paradox and Piceance Basins of western Colorado. We purchased the remaining 50 percent interest in TransColorado that we did not already own from Questar Corp. in the fourth quarter of 2002 and have announced plans to expand the system (see "TransColorado" following and Note 4 of the accompanying Notes to Consolidated Financial Statements). Our retail natural gas distribution operations are located, in part, in areas where significant growth is occurring and we expect to participate in that growth through increased natural gas demand. Our power segment owns interests in and, in some cases, operates power generation facilities and continues to hold preferred investments in two gas-fired power plants constructed by us and placed into operation in 2002. During the fourth quarter of 2002, we announced that we were discontinuing our power development activities and we revalued certain of our power assets. We also revalued certain of our power assets during the fourth quarter of 2003. See "Power" following and Note 6 of the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. The reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, exposures under contractual indemnifications and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others.

In our retail natural gas distribution business, because we read customer meters on a cycle basis, we are required to estimate the amount of revenue earned as of the end of each period for which service has been rendered but meters have not yet been read. We have available historical information for these meters and, together with weather-related data that is indicative of natural gas demand, we are able to make reasonable estimates. In our natural gas pipeline businesses, we are similarly required to make estimates for services rendered but for which actual metered volumes are not available at reporting dates. As with our retail natural gas distribution business, we have historical data available to assist us in the estimation process, but the variations in volume are greater, introducing a larger possibility of error. We believe our estimates, which are corrected to reflect actual metered volumes in the next accounting month, provide acceptable approximations of the actual revenue earned during any period, especially given that the majority of our revenues in the pipeline business are derived from demand charges, which do not vary with the actual amount of gas transported.

With respect to the amount of income or expense we recognize in association with our retiree medical plans, we must make a number of assumptions with respect to both future financial conditions (for example, medical costs, returns on fund assets and market interest rates) as well as future actions by plan participants (for example, when they will retire and how long they will live after retirement). Most of these assumptions have relatively minor impacts on the overall accounting recognition given to these plans, but two assumptions in particular, the discount rate and the assumed long-term rate of return on fund assets, can have significant effects on the amount of expense recorded and liability recognized. The selection of these assumptions is discussed in Note 15 of the accompanying Notes to Consolidated Financial Statements. While we believe our choices for these assumptions are appropriate in the circumstances, other assumptions could also be reasonably applied and, therefore, we note that, at our current level of retiree medical funding, (i) a change of 1% in the long-term return assumption would increase (decrease) our annual retiree medical expense by approximately $5,680 ($5,234) in comparison to that recorded in 2003 and (ii) a 1% change in the discount rate would increase (decrease) our accumulated postretirement benefit obligation by $83,546 ($77,626) compared to those balances as of December 31, 2003.

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

As discussed under "Risk Management" in Item 7A of this report, we enter into derivative contracts (natural gas futures, swaps and options) solely for the purpose of mitigating risks that accompany our normal business activities, including interest rates and the price of natural gas and associated transportation. We account for these derivative transactions as hedges in accordance with the authoritative accounting guidelines, marking the derivatives to market at each reporting date, with the unrealized gains and losses either recognized as part of comprehensive income or, in the case of interest rate swaps, as a valuation adjustment to the underlying debt. Any inefficiency in the performance of the hedge is recognized in income currently and, ultimately, the financial results of the hedge are recognized concurrently with the financial results of the underlying hedged item. All but an insignificant amount of our natural gas related derivatives are for terms of 18 months or less, allowing us to utilize widely available, published forward pricing curves in determining all of our appropriate market values. Our interest rate swaps are similar in nature to many other such financial instruments and are valued for us by commercial banks with expertise in such valuations.

Consolidated Financial Results
	Year Ended December 31,
	2003	2002	2001
	(In thousands except per share amounts)
Operating Revenues	$1,097,897	$1,015,255	$1,054,907
Gas Purchases and Other Costs of Sales	354,261	311,224	339,301
General and Administrative Expenses	71,741	73,496	73,319
Other Operating Expenses[1]	315,802	393,868	257,968
Operating Income	356,093	236,667	384,319
Other Income and (Expenses)	270,211	206,063	308
Income Taxes	244,600	135,019	159,557
Income from Continuing Operations	381,704	307,711	225,070
Loss on Disposal of Discontinued Operations, Net of Tax	-	(4,986)	-
Net Income	$ 381,704	$ 302,725	$ 225,070
	==========	==========	==========

Diluted Earnings Per Common Share:
Income from Continuing Operations	$ 3.08	$ 2.49	$ 1.86
Loss on Disposal of Discontinued Operations	-	(0.04)	-
Total Diluted Earnings Per Common Share	$ 3.08	$ 2.45	$ 1.86
	==========	==========	==========
Number of Shares Used in Computing Diluted Earnings Per Common Share	123,824	123,402	121,326
	==========	==========	==========

[1]	Includes charges of $44.5 million and $134.5 million in 2003 and 2002, respectively, to reduce the carrying value of certain power assets as discussed under "Power" following.

Our income from continuing operations increased from $307.7 million in 2002 to $381.7 million in 2003, an increase of $74.0 million (24.0%). This increase is comprised of increases of $119.4 million in operating income and $64.1 million in net other income and expenses, partially offset by an increase of $109.6 million in income tax expense. Following is a discussion of items affecting operating income and other income and expenses. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings "Other Income and (Expenses)," "Income Taxes - Continuing Operations" and "Discontinued Operations" included elsewhere herein for additional information regarding these items.

Our results for 2003, in comparison to 2002, reflect increases of $82.6 million (8.1%) in operating revenues and $119.4 million (50.4%) in operating income. The increase in operating revenues was attributable to increased revenues in our Natural Gas Pipeline Company of America and TransColorado business segments, partially offset by decreased revenues in our Power and Kinder Morgan Retail business segments (see the individual business segment discussions following for additional information). Operating income was positively impacted in 2003, relative to 2002, by (i) a decrease of $90.0 million in 2003 for charges to reduce the carrying value of certain Power assets (see "Power" following), (ii) increased 2003 segment earnings from our Natural Gas Pipeline Company of America, TransColorado and Kinder Morgan Retail business segments, (iii) the inclusion in 2002 results of a $12.7 million charge related to certain long-term natural gas purchase contracts (see Note 1(N) of the accompanying Notes to Consolidated Financial Statements) and (iv) decreased 2003 general and administrative expenses. These positive impacts were partially offset by decreased 2003 segment earnings from our Power business segment.

Below the operating income line, net other income and expenses increased from income of $206.1 million in 2002 to income of $270.2 million in 2003, an increase of $64.1 million (31.1%). This increase reflected (i) increased equity in earnings of Kinder Morgan Energy Partners in 2003 due principally to the improved performance from the assets held by Kinder Morgan Energy Partners and (ii) decreased 2003 interest expense resulting principally from our lower debt balances. These positive impacts were partially offset by (i) an increase of $8.1 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC and (ii) a $17.4 million decrease in net gains from asset sales in 2003 (see Note 1(Q) of the accompanying Notes to Consolidated Financial Statements).

Our income from continuing operations increased from $225.1 million in 2001 to $307.7 million in 2002, an increase of $82.6 million (36.7%). This increase is comprised of a decrease of $147.7 million in operating income, an increase of $205.8 million in net other income and expenses and a decrease of $24.5 million in income tax expense. The $39.7 million decrease in operating revenues from 2001 to 2002 was attributable to decreased revenues in our Power and Kinder Morgan Retail business segments, partially offset by increased revenues in our Natural Gas Pipeline Company of America and TransColorado segments. Operating income was negatively impacted in 2002, relative to 2001, by (i) decreased earnings from our Power business segment, including a $134.5 million charge in 2002 to revalue certain investments (see "Power" following), (ii) a $12.7 million charge in 2002 related to certain long-term natural gas purchase contracts (see Note 1(N) of the accompanying Notes to Consolidated Financial Statements) and (iii) an increase of $5.0 million in general and administrative expenses principally due to increased employee benefit costs, exclusive of a 2001 charge related to Enron Corp. as discussed below. These negative impacts were partially offset by (i) increased earnings from our Natural Gas Pipeline Company of America, TransColorado and Kinder Morgan Retail business segments and (ii) the fact that 2001 results included a $5.0 million loss resulting from nonperformance by a derivative counterparty (Enron Corp.) (see Note 14 of the accompanying Notes to Consolidated Financial Statements).

Below the operating income line, net other income and expenses increased from income of $0.3 million in 2001 to income of $206.1 million in 2002, an increase of $205.8 million. This increase reflected (i) increased equity in earnings of Kinder Morgan Energy Partners in 2002 due, in part, to the improved performance from the assets held by Kinder Morgan Energy Partners and the cessation of amortization of equity-method goodwill related to this investment due to the adoption of SFAS No. 142 (see Note 1(O) of the accompanying Notes to Consolidated Financial Statements), (ii) increased equity in earnings of other equity investments in 2002 (which are principally included in business segment earnings), (iii) decreased 2002 interest expense reflecting lower 2002 interest rates and borrowed balances and (iv) the inclusion, in 2001 results, of $20.3 million in expense related to the early extinguishment of debt (see Note 12(B) of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by (i) a $19.0 million increase in minority interest expense in 2002, principally attributable to the minority interests in Kinder Morgan Management, LLC and (ii) a $9.6 million decrease in net gains from asset sales in 2002 (see Note 1(Q) of the accompanying Notes to Consolidated Financial Statements).

Diluted earnings per share increased from $2.45 in 2002 to $3.08 in 2003, an increase of $0.63 (25.7%) reflecting, in addition to the financial and operating impacts discussed preceding, an increase of 0.4 million (0.3%) in average shares outstanding. Excluding the impact of discontinued operations in 2002, diluted earnings per share from continuing operations increased from $2.49 in 2002 to $3.08 in 2003, an increase of $0.59 (23.7%). Income from continuing operations included (i) pre-tax charges of $44.5 million and $134.5 million in 2003 and 2002, respectively, to reduce the carrying value of certain Power assets (see "Power" following), (ii) income tax adjustments that reduced 2002 income tax expense by approximately $42 million (see "Income Taxes - Continuing Operations" following), (iii) a $2.3 million pre-tax loss on early extinguishment of debt in 2002 and (iv) other non-recurring items aggregating $1.4 million in pre-tax charges in each of 2003 and 2002.

Diluted earnings per share increased from $1.86 in 2001 to $2.45 in 2002, an increase of $0.59 (31.7%) reflecting, in addition to the financial and operating impacts discussed preceding, an increase of 2.1 million (1.7%) in average shares outstanding. Excluding the impact of discontinued operations in 2002, diluted earnings per share from continuing operations increased from $1.86 in 2001 to $2.49 in 2002, an increase of $0.63 (33.9%). Income from continuing operations included (i) a pre-tax charge of $134.5 million in 2002 to reduce the carrying value of certain Power assets (see "Power" following), (ii) income tax adjustments that reduced 2002 income tax expense by approximately $42 million (see "Income Taxes - Continuing Operations" following), (iii) pre-tax losses on early extinguishment of debt of $2.3 million and $22.6 million in 2002 and 2001, respectively, and (iv) other non-recurring items aggregating $1.4 million in pre-tax charges in 2002 and $2.5 million in pre-tax income in 2001.

Results of Operations

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses. Currently, we manage and report our operations in four business segments. In addition, we derive a substantial portion of earnings from our investment in Kinder Morgan Energy Partners, which is discussed under "Earnings from Investment in Kinder Morgan Energy Partners" following.

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
TransColorado Gas Transmission Company	The ownership and operation of an interstate natural gas pipeline system in Colorado and New Mexico	TransColorado
Retail Natural Gas Distribution	The regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the sales of natural gas to certain utility customers under the Choice Gas program
Kinder Morgan Retail

Power Generation	The operation and, in previous periods, construction of natural gas-fired electric generation facilities	Power

In the fourth quarter of 2002, as further discussed under "Power" following, we decided to discontinue the development portion of our power generation business and decreased the carrying value of certain of our power assets. An additional reduction in the carrying value of certain power assets was made in the fourth quarter of 2003. TransColorado Gas Transmission Company was a 50/50 joint venture with Questar Corp. until we became sole owner by purchasing Questar Corp.'s interest effective October 1, 2002. Results of operations for this segment include our 50% share of TransColorado's earnings recognized under the equity method of accounting prior to October 2002 and consolidated results at the 100% level thereafter.

The accounting policies we apply in the generation of business segment earnings are generally the same as those described in Note 1 to the accompanying Consolidated Financial Statements, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

Natural Gas Pipeline Company of America

Year Ended December 31,
	2003	2002	2001
(In thousands except systems throughput)
Operating Revenues	$ 784,732	$ 699,998	$ 646,804
	==========	==========	==========

Gas Purchases and Other Costs of Sales	$ 226,599	$ 160,849	$ 131,444
	==========	==========	==========

Segment Earnings	$ 372,017	$ 359,911	$ 346,569
	==========	==========	==========

Systems Throughput (Trillion Btus)	1,508.5	1,480.5	1,398.9
	==========	==========	==========

Natural Gas Pipeline Company of America's segment earnings increased from $359.9 million in 2002 to $372.0 million in 2003, an increase of $12.1 million (3.4%). The increase in operating revenues, which was largely offset by a corresponding increase in cost of sales, was due to increased revenues from 2003 operational natural gas sales and increased transportation and storage revenues, largely due to expansions/extensions of pipeline and storage facilities. Segment earnings for 2003 were positively impacted, relative to 2002, by (i) increased margin from transportation and storage services, including operational natural gas sales, primarily resulting from expansion and extension projects coming on line since the end of the second quarter of last year as discussed below and (ii) increased margin associated with a regulatory matter that was recently concluded. These positive impacts were partially offset by (i)

increased depreciation expense related to the expansion and extension projects and (ii) increased ad valorem taxes. Natural Gas Pipeline Company of America's segment results for 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter, which amount is included in "Interest Expense, Net" as discussed elsewhere herein. System throughput increased by 28.0 trillion Btus (1.9%) from 2002 to 2003 due, in part, to colder than normal weather in this segment's principal market areas, partially offset by lower volumes on the short-haul Louisiana Line caused by reduced eastern market demand off this part of the system. The increase in system throughput in 2003 did not have a significant direct impact on revenues due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

Horizon Pipeline Company, which provides natural gas transportation capacity to the growing northern Illinois market, began service in the second quarter of 2002. Horizon Pipeline Company is a joint venture with Nicor Inc. Natural Gas Pipeline Company of America's lateral extension into the eastern portion of the St. Louis metropolitan area began service in the third quarter of 2002. During April 2003, Natural Gas Pipeline Company of America began construction of 10.7 Bcf of storage service expansion at its existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Although construction on this approximately $38 million project is not expected to be completed until May 2004, the service is available at this time.

Natural Gas Pipeline Company of America's segment earnings increased from $346.6 million in 2001 to $359.9 million in 2002, an increase of $13.3 million (3.8%). The increase in operating revenues, which was largely offset by a corresponding increase in cost of sales, was due to increased revenues from 2002 operational natural gas sales and increased transportation and storage revenues, largely due to expansions/extensions of pipeline systems coming on line in 2002. Segment earnings for 2002 were positively affected, relative to 2001, by (i) increased margins from natural gas transportation and storage services, including operational natural gas sales and (ii) the inclusion of earnings from our equity investment in Horizon Pipeline Company, which was placed into service during the second quarter of 2002. These positive impacts were partially offset by (i) increased operations and maintenance expenses attributable to transmission mains and underground storage facilities, (ii) increased depreciation expense due to the addition of new facilities, principally the extension of our system into the eastern portion of the St. Louis metropolitan area, (iii) increased ad valorem taxes and (iv) the fact that 2001 results include $6.3 million of pre-tax gains from incidental asset sales. Although systems throughput increased in 2002, this increase did not have a significant direct impact on revenues or segment earnings due to the "demand" component of transportation contracts, as discussed previously.

Substantially all of Natural Gas Pipeline Company of America's pipeline capacity is committed under firm transportation contracts ranging from one to five years. Under these contracts, over 90% of the revenues are derived from a demand charge and, therefore, are collected regardless of the volume of gas actually transported. The principal impact of the actual level of gas transported is on fuel recoveries, which are received in-kind as volumes move on the system. Approximately 67% of the total transportation volume committed under Natural Gas Pipeline Company of America's long-term firm transportation contracts in effect on January 7, 2004 had remaining terms of less than three years. Contracts representing approximately 10% of Natural Gas Pipeline Company of America's total long-term contracted firm transport capacity as of January 7, 2004 are scheduled to expire during 2004. Natural Gas Pipeline Company of America continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts. Nicor Gas and Peoples Energy, two local gas distribution companies in the Chicago, Illinois area, are Natural Gas Pipeline Company of America's two largest customers.

For 2004, we currently expect that Natural Gas Pipeline Company of America will experience 3%

growth in segment earnings in comparison to 2003. This increase in earnings is expected to be derived primarily from (i) the impact of having a full year of earnings from the North Lansing storage expansion project, and (ii) transportation revenue increases resulting from higher rates being contracted for on base transport business. However, as discussed following, there are factors beyond our control that can affect our results, including developments in the regulatory arena and as yet unforeseen competitive developments. Accordingly, our actual future results may differ significantly from our projections.

Our principal exposure to market variability is related to the variation in natural gas prices and basis differentials, which can affect gross margins in our Natural Gas Pipeline Company of America segment. "Basis differential" is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. In recent periods, additional competitive pressures have been generated in Midwest natural gas markets due to the introduction and planned introduction of pipeline capacity to bring additional supplies of natural gas into the Chicago market area, although incremental pipeline capacity to take gas out of the area has also been constructed. We have attempted to reduce our exposure to this form of market variability by pursuing long-term, fixed-rate type contract agreements to utilize the capacity on Natural Gas Pipeline Company of America's system. In addition, as discussed under "Risk Management" in Item 7A of this report and in Note 14 of the accompanying Notes to Consolidated Financial Statements, we utilize a comprehensive risk management program to mitigate our exposure to changes in the market price of natural gas and associated transportation.

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

TransColorado

Year Ended December 31,
	2003	2002	2001
(In thousands except systems throughput)
Operating Revenues	$ 32,197	$ 7,818	$ -
	=========	=========	=========

Gas Purchases and Other Costs of Sales	$ 608	$ -	$ -
	=========	=========	=========

Segment Earnings (Losses)	$ 23,112	$ 12,648	$ (5,268)
	=========	=========	=========

Systems Throughput (Trillion Btus)	168.9	155.8	103.1
	=========	=========	=========

TransColorado was a 50/50 joint venture with Questar Corp. until we bought Questar's interest effective October 1, 2002, thus becoming the sole owner. As a result, TransColorado's results shown above reflect our 50% equity interest in its earnings prior to October 1, 2002 and 100% of its results on a consolidated basis thereafter. TransColorado's segment earnings increased from $12.6 million in 2002 to $23.1 million in 2003. Results for 2003, relative to 2002, reflected, in addition to a full year at the increased level of ownership, the favorable impact of wide basis differentials on certain transportation contracts. These basis differentials have narrowed since mid 2003. As a result of its contracting activities as discussed below, the contractual volume of activity that is suject to changes in basis differentials has decreased.

The significant improvement in TransColorado's operating results from 2001 to 2002, apart from the change in our ownership percentage, resulted from the increased demand and associated increased throughput on the system. This increased demand has resulted from the incremental natural gas production available in the Rocky Mountain basins that form the principal supply area for TransColorado and the limited pathways for this natural gas to get to markets both east and west of these production areas. Due in large part to this increased demand, TransColorado has sold out its available firm capacity through October 2004.

On September 25, 2003, we announced that we had signed a 10-year, firm natural gas transportation contract with an undisclosed shipper that will allow us to construct facilities that will result in a 125,000 dekatherm per day expansion of capacity on the TransColorado system. The facilities consist of three new compressor stations and modifications at two existing compressor stations, which will increase compression by more than 20,000 horsepower. On October 31, 2003, we filed with the FERC for authority to construct the facilities and place them into service. Subject to appropriate regulatory approvals, we expect to place the facilities into service during the third quarter of 2004.

The TransColorado open season for various supply laterals, mainline capacity expansion and mainline extension proposals ended April 30, 2003. Post open season negotiations successfully led to the filing discussed above of the mainline capacity expansion application with the FERC. Negotiations with prospective shippers regarding the proposed mainline extension were primarily linked to downstream capacity negotiations on Kinder Morgan Energy Partners' proposed Silver Canyon Pipeline project. Accordingly, Kinder Morgan Energy Partners is now negotiating with prospective shippers on the proposed Silver Canyon Pipeline to include previously identified TransColorado mainline extension facilities as part of the Silver Canyon Pipeline project.

For 2004, we currently expect that TransColorado will experience 13% growth in segment earnings in comparison to 2003. This earnings increase is expected to be driven by incremental revenues from the expansion and contract renewals at higher transport rates. However, certain market factors are largely beyond our control and, as discussed following, TransColorado is subject to federal regulation. For these and other reasons, its actual future results may differ significantly from our projections. In addition, we and Kinder Morgan Energy Partners have announced that we are considering the transfer of TransColorado to Kinder Morgan Energy Partners, subject to various factors, including obtaining fairness opinions with respect to any such transaction for both us and Kinder Morgan Energy Partners.

The majority of TransColorado's system is subject to rate regulation under the jurisdiction of the Federal Energy Regulatory Commission. Currently, there are no material proceedings challenging the rates on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future. TransColorado is also subject to market variability in natural gas prices and basis differentials. Please refer to the discussion of basis differentials under the heading "Natural Gas Pipeline Company of America" in this Item.

Kinder Morgan Retail

Year Ended December 31,
	2003	2002	2001
(In thousands except systems throughput)
Operating Revenues	$ 249,119	$ 259,748	$ 290,344
	===========	===========	===========

Gas Purchases and Other Costs of Sales	$ 122,204	$ 133,857	$ 177,675
	===========	===========	===========

Segment Earnings	$ 65,482	$ 64,056	$ 56,696
	===========	===========	===========

Systems Throughput (Trillion Btus)	48.0	42.4	42.0
	===========	===========	===========

Kinder Morgan Retail's segment earnings increased from $64.1 million in 2002 to $65.5 million in 2003, an increase of $1.4 million (2.2%). The decrease in operating revenues in 2003, relative to 2002, principally resulted from a full year of our Choice Gas Program in certain of our service territories. The Choice Gas Program allows competing commodity natural gas providers to sell natural gas to customers connected to our natural gas distribution system, which decreases our revenues from natural gas sales (accompanied by a corresponding decrease in gas purchase costs), although we continue to receive the same margin for transporting the gas. The increase in throughput volumes in 2003 was the result of (i) increased demand for natural gas used in space heating as a result of colder weather and (ii) continued customer growth, partially offset by lower irrigation season demand. Segment earnings were positively impacted in 2003, relative to 2002, by (i) increased margins resulting from a full year of our Choice Gas commodity program in certain of our service territories, (ii) continued customer growth in existing service territories, particularly Colorado, and (iii) reduced operations and maintenance expenses. These positive impacts were partially offset by (i) reduced demand during irrigation season, (ii) increased depreciation expense resulting from asset additions and (iii) the inclusion in 2002 results of a $1.6 million ad valorem tax refund from an affiliated shipper. Our weather hedging program continued to contribute to stability in Kinder Morgan Retail's earnings pattern by reducing the impact of weather-related demand fluctuations (see Note 14 of the accompanying Notes to Consolidated Financial Statements).

Kinder Morgan Retail's segment earnings increased from $56.7 million in 2001 to $64.1 million in 2002, an increase of $7.4 million (13.1%). The decrease in operating revenues in 2002, relative to 2001, was principally due to lower natural gas prices in 2002 and was offset by lower costs for natural gas purchases. Segment earnings were positively impacted in 2002, relative to 2001, by (i) margins derived from the fourth quarter 2001 acquisition of natural gas distribution facilities from Citizens Communications Company, as described following, (ii) strong demand during the 2002 irrigation season, (iii) the addition of new customers in existing service territories and (iv) a $1.6 million ad valorem tax refund in 2002 from an affiliated shipper. These positive impacts were partially offset by higher operations, maintenance and depreciation expenses in 2002 principally attributable to the newly acquired facilities.

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

For 2004, we currently expect that Kinder Morgan Retail will experience approximately 5% growth in segment earnings. With a stable base of earnings due to regulated business, supplemented by a weather hedging program, increased earnings are expected to derive largely from the addition of new customers in existing service territories, especially certain high-growth areas in Colorado. However, as discussed following, there are factors beyond our control that can affect our results, including developments in the regulatory arena, currently unforeseen competitive developments and weather-related impacts outside our hedging program. For these and other reasons, our actual future results may differ significantly from our projections.

A significant portion of Kinder Morgan Retail's business is subject to rate regulation by each respective state's utility commission in Colorado, Wyoming and Nebraska. There are currently no material proceedings challenging the base rates on any of our intrastate pipeline or distribution systems. Nonetheless, there can be no assurance that we will not face future challenges to the rates we receive for these services. Kinder Morgan Retail is also subject to market variability in natural gas prices and basis differentials. Please refer to the discussion of basis differentials under the heading "Natural Gas Pipeline Company of America" in this Item.

Power

Year Ended December 31,
	2003	2002	2001
(In thousands)
Operating Revenues	$ 31,849	$ 47,784	$ 119,832
	===========	===========	===========

Gas Purchases and Other Costs of Sales	$ 4,850	$ 3,943	$ 32,255
	===========	===========	===========

Segment Earnings[1]	$ 22,076	$ 36,673	$ 65,983
	===========	===========	===========

[1]

Excludes charges of $44.5 million and $134.5 million in 2003 and 2002, respectively, to reduce the carrying value of certain assets, and a loss of $2.9 million in 2003 resulting from the sale of natural gas reserves by an equity-method investee. These charges are discussed below.

Beginning with 2002, results for this segment include only the results of our Power business. Segment revenues and segment earnings, as reported above, decreased by $15.9 million and $14.6 million, respectively, from 2003 to 2002. These decreases were expected, and principally resulted from reduced development fees due to the 2002 completed construction of the Jackson, Michigan and Wrightsville, Arkansas power plants, as well as our decision to exit the power development business. This decision is discussed below, as well as the reductions we recorded during 2002 and 2003 in the carrying value of certain of our power investments.

Excluding the operating results of the Wattenberg facilities that were sold in 2001 as discussed below, segment revenues, and segment earnings decreased by $9.1 million and $8.1 million, respectively, from 2001 to 2002. Power's reduced 2002 earnings reflected lower 2002 power plant development fees. The reduction in 2002 development fees was partially offset by (i) increased fees received for operating power plants and (ii) decreased 2002 amortization charges as a result of newly adopted rules regarding amortization of goodwill (see Note 1(O) of the accompanying Notes to Consolidated Financial Statements). Operating results of this segment for 2001 included $62.9 million of revenue and $21.2 million of segment earnings resulting from our operating agreement with Kerr-McGee Gathering LLC (formerly HS Resources, Inc.), which agreement concluded upon the sale of our Wattenberg natural gas facilities to Kerr-McGee effective December 28, 2001.

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550-megawatt natural gas-fired Orion technology electric power plant in Jackson, Michigan. Effective July

1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC valued at approximately $105 million; and, (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Williams Energy Marketing and Trading supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC. Our preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative return, compounded monthly, of 9.0% per annum. No income is expected in 2004 from this preferred investment. Due to a recent change in accounting standards, effective December 31, 2003, we began consolidating Triton Power Company, LLC (see Note 20 of the accompanying Notes to Consolidated Financial Statements).

In May 2000, Kinder Morgan Power and Mirant Corporation (formerly Southern Energy Inc.) announced plans to build a 550 megawatt natural gas-fired electric power plant in Wrightsville, Arkansas, utilizing Kinder Morgan Power's Orion technology. Construction of this facility was completed on July 1, 2002 and commercial operations commenced. Mirant Corporation operates and maintains the Wrightsville facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power made an investment in the project company, comprised primarily of preferred stock. This facility has not been dispatched significantly since July 1, 2002. During the third quarter of 2003, we announced that Mirant had placed the Wrightsville, Arkansas plant in bankruptcy in October, and we would assess the long-term prospects for this facility during the fourth quarter. In December 2003, we completed our analysis and determined that it was no longer appropriate to assign any carrying value to our investment in this facility and recorded a $44.5 million pre-tax charge, effectively writing off our remaining investment in the Wrightsville power facility.

During 2002, we noted that a number of factors had negatively affected Power's business environment and certain of its current operations. These factors, which are currently expected to continue in the near to intermediate term, include (i) volatile and generally declining prices for wholesale electric power in certain markets, (ii) cancellation and/or postponement of the construction of a number of new power generation facilities, (iii) difficulty in obtaining air permits with acceptable operating conditions and constraints and (iv) a marked deterioration in the financial condition of a number of participants in the power generating and marketing business, including participants in the power plants in Jackson, Michigan and Wrightsville, Arkansas. During the fourth quarter of 2002, after completing an analysis of these and other factors to determine their impact on the market value of these assets and the prospects for this business in the future, we (i) determined that we would no longer pursue power development activities and (ii) recorded a $134.5 million pre-tax charge to reduce the carrying value of our investments in (i) sites for future power plant development, (ii) power plants and (iii) turbines and associated equipment.

Pursuant to a right we obtained in conjunction with the 1998 acquisition of the Thermo Companies, in December 2003, we made an additional investment in our Colorado power businesses in the form of approximately 1.8 million Kinder Morgan Management shares that we owned. We delivered these shares to an entity controlled by the former Thermo owners, which entity is required to retain the shares until they vest (400,000 shares will vest each January 1 of 2004, 2005 and 2006, with the remainder vesting on January 1, 2007). We will continue to receive distributions made by Kinder Morgan Management attributable to the unvested shares. We recorded our increased investment based on the third-party-determined $56.1 million fair value of the shares as of the contribution date, with a corresponding liability representing our obligation to deliver vested shares in the future. The effect of this incremental investment will be to increase our ownership interest in the Thermo entities beginning in 2010.

We expect that 2004 segment earnings from Power will decline by approximately 39% due to discontinuing power plant development. Actual future results may differ significantly from our projections.

Earnings from Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners, was as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$333,675	$277,024	$206,705
Limited Partner Units (Kinder Morgan Energy Partners)	36,516	42,920	42,397
Limited Partner i-units (Kinder Morgan Management)	94,776	72,191	28,402
	464,967	392,135	277,504
Amortization of Equity-method Goodwill	-	-	(25,644)
Pre-tax Minority Interest in Kinder Morgan Management	(66,642)	(53,631)	(23,980)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$398,325	$338,504	$227,880
	========	========	========

For 2004, pre-tax earnings attributable to our investment in Kinder Morgan Energy Partners are expected to increase by approximately 15% due to, among other factors, improved performance from existing assets. However, there are factors beyond the control of Kinder Morgan Energy Partners that may affect its results, including developments in the regulatory arena and as yet unforeseen competitive developments or acquisitions. Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2003.

Other Income and (Expenses)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Interest Expense, Net	$ (139,588)	$ (161,935)	$ (216,200)
Interest Expense - Capital Trust Securities[1]	(10,956)	-	-
Equity in Earnings of Kinder Morgan Energy Partners:
Equity in Earnings	464,967	392,135	277,504
Amortization of Equity-method Goodwill	-	-	(25,644)
Equity in Earnings of Power Segment[2]	8,839	7,674	5,299
Equity in Earnings of Horizon Pipeline	1,501	1,316	-
Equity in Earnings (Losses) of TransColorado	-	3,980	(5,268)
Other Equity in Earnings (Losses)[3]	(2,889)	(179)	214
Minority Interests	(52,493)	(55,720)	(36,740)
Net Gains (Losses) from Sales of Assets	(4,423)	13,030	22,621
Other, Net	5,253	8,111	1,131
Loss on Early Extinguishment of Debt	-	(2,349)	(22,609)
	$ 270,211	$ 206,063	$ 308
	===========	===========	===========

[1]	Prior to July 1, 2003, expenses associated with these securities are included under "Minority Interests."
[2]	Excludes a loss of $2.9 million in 2003 resulting from the sale of natural gas reserves by an equity-method investee.
[3]	Includes a loss of $2.9 million in 2003 resulting from the sale of natural gas reserves by an equity-method investee.

"Other Income and (Expenses)" increased from income of $206.1 million in 2002 to income of $270.2 million in 2003, an increase of $64.1 million. This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners and (ii) decreased interest expense, reflecting reduced interest rates and reduced debt outstanding. These positive impacts were partially offset by (i) a $17.5 million decrease in 2003 gains from sales of assets and (ii) a $4.0 million decrease in equity in earnings of TransColorado, which is now 100% owned by us.

"Other Income and (Expenses)" increased from income of $308,000 in 2001 to income of $206.1 million in 2002, an increase of $205.8 million. This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners and the cessation of amortization of equity-method goodwill related to this investment due to the adoption of SFAS No. 142 (see Note 1(O) of the accompanying Notes to Consolidated Financial Statements), (ii) decreased interest expense, reflecting reduced interest rates and reduced debt outstanding, (iii) increased earnings from other equity investments, principally TransColorado and (iv) the inclusion in 2001 of a $22.6 million loss on early extinguishment of debt. These positive impacts were partially offset by (i) a $19.0 million increase in minority interest expense in 2002, principally attributable to the minority interests in Kinder Morgan Management, LLC and (ii) a $9.6 million decrease in 2002 gains from sales of assets.

Income Taxes - Continuing Operations

The income tax provision increased from $135.0 million in 2002 to $244.6 million in 2003, an increase of $109.6 million (81.2%) due mainly to an increase of $183.6 million in income from continuing operations before income taxes. In addition, the income tax provision for 2002 was lower due to the combined impacts of (i) a decrease of approximately $21.0 million due to the impact of the lower effective tax rate on previously recorded deferred tax liabilities, (ii) a decrease of approximately $17.7 million due to the resolution of certain issues with respect to prior year tax returns at amounts less than those previously accrued and (iii) a decrease of approximately $3.6 million due to the impact of a dividends received deduction.

The income tax provision increased from $159.6 million in 2001 to $135.0 million in 2002, a decrease of $24.6 million (15.4%) despite an increase of $58.1 million in income from continuing operations before income taxes. The income tax provision for 2002 was reduced by the combined impacts of (i) a decrease in the effective tax rate on current-year income from approximately 40% in 2001 to approximately 38% in 2002, principally due to a decrease in the provision for state income taxes and (ii) decreases in the 2002 tax provision as mentioned above.

Discontinued Operations

During 1999, we adopted and implemented plans to discontinue the following lines of business: (i) gathering and processing of natural gas, including short-haul intrastate pipelines and providing field services to natural gas producers, (ii) wholesale marketing of natural gas and natural gas liquids, (iii) international operations and (iv) the direct marketing of non-energy products and services. During 2000, we completed the disposition of these businesses, with the exception of international operations (principally consisting of a natural gas distribution system in Hermosillo, Mexico) which, in the fourth quarter of 2000, we decided to retain. During the fourth quarter of 2002, we recorded an incremental loss of approximately $5.0 million (net of tax benefit of $3.1 million) to adjust previously recorded liabilities to reflect current estimates of our remaining obligations. We had a remaining liability of approximately $5.4 million at December 31, 2003 associated with these discontinued operations, due to an indemnification obligation. We do not expect significant additional financial impacts associated with these matters. Note 7 of the accompanying Notes to Consolidated Financial Statements contains certain additional financial information with respect to these discontinued operations.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service, capital expenditures, common stock repurchases and quarterly cash dividends to our common shareholders. Our capital expenditures other than sustaining capital expenditures, our common stock repurchases and our quarterly cash dividends to our common shareholders are discretionary. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our credit facilities, issuing short-term commercial paper, long-term notes or additional shares of common stock.

Invested Capital

The following table illustrates the sources of our invested capital. Our ratio of total debt to total capital has declined significantly since 2001, and even more significantly in comparison to earlier periods. This decline has resulted from a number of factors, including our increased cash flows from operations as discussed under "Cash Flows" following. In recent periods, we have significantly increased our dividends per share and have announced our intention to consider further increases on an annual basis, and we maintain an ongoing program to repurchase outstanding shares of our common stock. For these reasons, among others, any declines in our ratio of total debt to total capital in the future may be smaller.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under

"Significant Financing Transactions" following. Our largest such unconsolidated investment is in Kinder Morgan Energy Partners. See "Investment in Kinder Morgan Energy Partners" following. In addition to our results of operations, these balances are affected by our financing activities as discussed following.

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$ 2,837,487	$ 2,852,181	$ 2,409,798
Deferrable Interest Debentures Issued to Subsidiary Trusts[1]	283,600	-	-
Value of Interest Rate Swaps[2]	88,242	139,589	(4,831)
	3,209,329	2,991,770	2,404,967
Minority Interests	1,010,140	967,802	817,513
Common Equity	2,666,117	2,354,997	2,259,997
Capital Trust Securities[1]	-	275,000	275,000
	6,885,586	6,589,569	5,757,477
Less Value of Interest Rate Swaps	(88,242)	(139,589)	4,831
Capitalization	6,797,344	6,449,980	5,762,308
Short-term Debt, Less Cash and Cash Equivalents[3]	121,824	465,614	613,918
Invested Capital	$ 6,919,168	$ 6,915,594	$ 6,376,226
	===========	===========	===========

Capitalization:
Outstanding Notes and Debentures	41.7%	44.2%	41.8%
Minority Interests	14.9%	15.0%	14.2%
Common Equity	39.2%	36.5%	39.2%
Capital Trust Securities	-	4.3%	4.8%
Deferrable Interest Debentures Issued to Subsidiary Trusts	4.2%	-	-

Invested Capital:
Total Debt[4]	42.8%	48.0%	47.4%
Equity, Including Capital Trust Securities, Deferrable Interest Debentures Issued to Subsidiary Trusts and Minority Interests	57.2%	52.0%	52.6%

[1]	As a result of a recent change in accounting standards effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated. See Note 20.
[2]	See "Significant Financing Transactions" following.
[3]	Cash and cash equivalents netted against short-term debt were $11,076, $35,653 and $16,134 for December 31, 2003, 2002 and 2001, respectively.
[4]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, our commercial paper program (which is supported by our revolving bank facilities) and cash provided by operations. As of December 31, 2003, we had available a $445 million 364-day facility dated October 14, 2003, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including as backup for our commercial paper program. At December 31, 2003 and February 12, 2004, we had $127.9 million and $128.4 million, respectively, of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $641.7 million and $637.3 million at December 31, 2003 and February 12, 2004, respectively. The bank facilities include covenants that are common in such arrangements. For example, both facilities require consolidated debt to be less than 65% of consolidated capitalization. In addition, both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of our consolidated debt and require the consolidated debt of each material subsidiary to be less than 65% of our consolidated total capitalization. Also, both credit agreements require that our consolidated net worth (inclusive of trust preferred securities) be at least $1.7 billion plus 50 percent of consolidated net income earned for each fiscal quarter beginning with the third quarter of 2002.

Our current maturities of long-term debt of $5.0 million at December 31, 2003 consisted of current maturities of our $50 million of 6.50% Series Debentures due September 1, 2013. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represents an additional short-term obligation of approximately $67.1 million at December 31, 2003. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our three-year revolving credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise. Our next significant debt maturities are our $500 million of 6.65% Senior Notes in 2005 and our $300 million of 6.80% Senior Notes in 2008.

Significant Financing Transactions

On November 1, 2002, we retired the full $35 million of our 8.35% Series Sinking Fund Debentures due September 15, 2022 at a premium of 104.175% of the face amount. We recorded a loss of $1.0 million (net of associated tax benefit of $0.7 million) in connection with this early extinguishment of debt. This loss, and the loss recorded in conjunction with the early extinguishment of debt associated with the retirement of our 7.85% Series Debentures described below, are included under the caption "Other, Net" in the accompanying Consolidated Statements of Operations for 2002.

On October 10, 2002, we retired our $200 million of Floating Rate Notes due October 10, 2002, utilizing a combination of cash and incremental short-term debt. We issued these Floating Rate Notes on October 10, 2001. Effective September 1, 2002, we retired our $24 million of 7.85% Series Debentures due September 1, 2022 at par. We recorded a loss of $420,000 (net of associated tax benefit of $275,000) in conjunction with this early extinguishment of debt, consisting of the unamortized debt expense associated with these debentures.

On August 27, 2002, we issued $750 million of our 6.50% Senior Notes due September 1, 2012, in an offering made pursuant to Rule 144A of the regulations of the Securities and Exchange Commission, with registration rights. The proceeds were used to retire our short-term notes payable then outstanding, with the balance invested in short-term commercial paper and money market funds. On November 18, 2002, we completed an exchange offer to exchange these notes for our 6.50% Senior Notes due September 1, 2012, which have been registered under the Securities Act of 1933. These new notes have the same form and terms and evidence the same debt as the original notes, and were offered for exchange to satisfy our obligation to exchange the original notes for registered notes. In December 2002, we re-opened this issue and sold an additional $250 million of 6.50% Senior Notes, which we also exchanged for registered securities pursuant to our currently effective registration statement on Form S-4, in an exchange offer that was completed on March, 21, 2003.

On November 30, 2001, our Premium Equity Participating Security Units matured, which resulted in our receipt of $460 million in cash and our issuance of 13,382,474 shares of additional common stock. We used the cash proceeds to retire the $400 million of 6.45% Series of Senior Notes that became due on the same date and a portion of our short-term borrowings then outstanding.

On September 10, 2001, we retired our $45 million of 9.625% Series Sinking Fund Debentures due March 1, 2021, utilizing incremental short-term borrowings. In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund

Debentures due 2020, utilizing a combination of cash and incremental short-term borrowings. In conjunction with these early extinguishments of debt, we recorded losses of $13.6 million (net of associated tax benefit of $9.0 million). These losses are included under the caption, "Other, Net" in the accompanying Consolidated Statements of Operations for 2001.

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million and $500 million in February 2002, July 2002 and November 2003, respectively. As of December 31, 2003, we had repurchased a total of approximately $452.7 million (9,032,800 shares) of our outstanding common stock under the program, of which $38.0 million (724,600 shares) and $144.3 million (3,013,400 shares) were repurchased in the years ended December 31, 2003 and 2002, respectively. In January 2003, our board of directors approved a plan to purchase shares of Kinder Morgan Management on the open market. During 2003 we repurchased $0.9 million (29,000 shares) of Kinder Morgan Management stock.

As further described under "Risk Management" in Item 7A of this report, we had outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at December 31, 2003. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps are accounted for as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (as a reduction to interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $16.4 million at December 31, 2003 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying Consolidated Balance Sheet.

In May 2001, Kinder Morgan Management, LLC, one of our indirect subsidiaries, issued and sold its limited liability shares in an underwritten initial public offering. The net proceeds of $991.9 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. Upon purchase of the i-units, Kinder Morgan Management became a limited partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. We have certain rights and obligations with respect to these securities. In addition, during 2001, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made contributions totaling $11.7 million. By approval of Kinder Morgan Management shareholders other than us, effective at the close of business on July 23, 2002, we no longer have an obligation to, upon presentation by the holder thereof, exchange publicly held Kinder Morgan Management shares for either Kinder Morgan Energy Partners' common units that we own or, at our election, cash.

In the initial public offering, we purchased 10 percent of Kinder Morgan Management's shares, with the balance purchased by the public. The equity interest in Kinder Morgan Management (which is consolidated in our financial statements) purchased by the public created an additional minority interest on our balance sheet of $892.7 million at the time of the transaction. On August 6, 2002, Kinder Morgan Management closed the issuance and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. We did not purchase any of the offered shares. In addition, during 2003 and 2002, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made contributions totaling $1.8 million and $3.4 million, respectively. The earnings recorded by Kinder Morgan Management that are attributable to its shares held by the public are reported as "Minority Interests" in our Consolidated Statements of Operations. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management's 2003 Annual Report on Form 10-K.

We have invested in entities that are not consolidated in our financial statements. Additional information regarding the nature and business purpose of these investments is included in Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements. Our obligations with respect to these investments are summarized following.

Off-Balance Sheet Arrangements
At December 31, 2003
Entity	Investment Amount	Investment Percent	Entity Assets[1]	Entity Debt	Incremental Investment Obligation	Our Debt Responsibility
(Millions of Dollars)
Ft. Lupton Power Plant	$ 142.4[2]	49.5%	$ 151.2	$ 115.2[3]	-	$ -

Horizon Pipeline
Company	19.3	50.0%	90.2	49.5[3]	-	-

Kinder Morgan Energy
Partners	3,053.9	19.0%	9,139.2	4,440.4[5]	-[4]	522.7[5]

[1]	At recorded value, in each case consisting principally of property, plant and equipment.
[2]	Does not include any portion of the goodwill recognized in conjunction with the 1998 acquisition of the Thermo Companies.
[3]	Debtors have recourse only to the assets of the entity, not to the owners.
[4]

When Kinder Morgan Energy Partners issues additional equity, we are required to contribute an amount to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships. See "Investment in Kinder Morgan Energy Partners" following.

[5]

We would only be obligated if Kinder Morgan Energy Partners and/or its assets cannot satisfy its obligations. In addition, Kinder Morgan G.P., Inc., our subsidiary that is the general partner of Kinder Morgan Energy Partners, is obligated to support the operations and debt service payments of Kinder Morgan Energy Partners. This obligation, however, does not arise until the assets of Kinder Morgan Energy Partners have been fully utilized in meeting its own obligations and, in any event, does not extend beyond the assets of Kinder Morgan G.P., Inc.

Aggregate Contractual Obligations
		Amount of Commitment Expiration Per Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term Debt, Including
Current Maturities	$3,126.6	$ 5.0	$ 510.0	$ 310.0	$2,301.6
Operating Leases[1]	585.9	31.1	60.4	56.4	438.0
Gas Purchase Contracts[2]	26.9	7.8	13.4	5.7	-
Discontinued Operations Indemnification[3]	5.4	0.6	3.4	1.4	-
Pension and Postretirement Benefit Plans[4]
Total Contractual Cash Obligations	$3,744.8	$ 44.5	$ 587.2	$ 373.5	$2,739.6
	========	========	========	========	========

Other Commercial Commitments:
Standby Letters of Credit[5]	$ 30.4	$ 30.4	$ -	$ -	$ -
	========	========	========	========	========
Capital Expenditures[6]	$ 75.6	$ 75.6	$ -	$ -	$ -
	========	========	========	========	========

[1]

Approximately $540.9 million, $21.7 million, $40.6 million, $41.0 million and $437.6 million in each respective column is attributable to the lease obligation associated with the Jackson, Michigan power generation facility. The project company that is the lessee of this facility is now consolidated as a result of the adoption of a recent accounting pronouncement; see "Recent Accounting Pronouncements" elsewhere in this report.

[2]

We are obligated to purchase natural gas at above-market prices from certain wells in Montana through the life of the field, production from which is currently expected to become uneconomic in 2007. We have recorded a liability for our probable losses under these contracts; see Note 1(N) of the accompanying Notes to Consolidated Financial Statements.

[3]

In conjunction with a disposal of certain discontinued operations in 1999 we agreed to indemnify the purchasing party from losses associated with the sale of certain natural gas volumes from a processing facility. This obligation of $4.9 million as of December 31, 2003 will be settled as these volumes are sold and the indemnification payments are made.

[4]

We currently do not expect to make significant contributions to these plans in the next few years, although we could elect or be required to make such contributions depending on, among other factors, the return generated by plan assets and changes in actuarial assumptions.

[5]

The $30.4 million in letters of credit outstanding at December 31, 2003 consisted of the following: (i) four letters of credit, totaling $8.0 million, required under provisions of our property and casualty, worker's compensation and general liability insurance policies, (ii) a $13.0 million letter of credit supporting the subordination of operating fees payable to us for operation of the Jackson, Michigan power generation facility to payments due under the operating lease of the facilities, (iii) a $1.0 million letter of credit supporting a utility service contract between Entergy Gulf States, Inc. and Natural Gas Pipeline Company of America, (iv) a $6.6 million letter of credit associated with the outstanding debt of Thermo Cogeneration Partnership, L.P., the entity responsible for the operation of our Colorado power generation assets and (v) a $1.8 million letter of credit supporting Thermo Cogeneration Partnership, L.P.'s performance under its contract with Public Service Company of Colorado, the principal customer of our Colorado power generation assets.

[6]	The 2004 capital expenditure budget totals approximately $163.6 million. Approximately $75.6 million of this amount had been committed for the purchase of plant and equipment at December 31, 2003.

We expect to have sufficient liquidity to satisfy our near-term obligations through the combination of free cash flow and our credit facilities totaling $800 million.

Contingent Liabilities:	Contingency	Amount of Contingent Liability at December 31, 2003
Guarantor of the Bushton Gas Processing Plant Lease[1]	Default by ONEOK, Inc.	Total $210 million; Averages $23 million per year through 2012

Jackson, Michigan Power Plant Incremental Investment	Operational Performance	$3 to 8 million per year for 15 years

Jackson, Michigan Power Plant Incremental Investment	Cash Flow Performance	Up to a total of $25 million beginning in the 17th year following commercial operations

[1]

In conjunction with our sale of the Bushton gas processing facility to ONEOK, Inc., at December 31, 1999 we became secondarily liable under the associated operating lease. Should ONEOK, Inc. fail to make payments as required under the lease, we would be required to make such payments, with recourse only to ONEOK.

Investment in Kinder Morgan Energy Partners

At December 31, 2003, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC we owned, approximately 32.8 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 13.0 million common units, 5.3 million Class B units and 14.5 million i-units, represent approximately 17.4 percent of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 percent interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 19.0 percent of Kinder Morgan Energy Partners' total equity interests at December 31, 2003. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units and distributions on our other units in cash.

In addition to distributions received on our limited partner interests and our Kinder Morgan Management shares as discussed above, we also receive an incentive distribution from Kinder Morgan Energy Partners as a result of our ownership of the general partner interest in Kinder Morgan Energy Partners. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unit holders exceed specified target levels as set forth in Kinder Morgan Energy Partners' partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for distributions above $0.23375 per limited partner unit. Including both our general and limited partner interests in Kinder Morgan Energy Partners, at the 2003 distribution level, we received approximately 51% of all quarterly distributions made by Kinder Morgan Energy Partners, of which approximately 40% is attributable to our general partner interest and 11% is attributable to our limited partner interest. The actual level of distributions we will receive in the future will vary with the level of distributable cash determined in accordance with Kinder Morgan Energy Partners' partnership agreement.

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

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $443.0 million in 2002 to $587.1 million in 2003, an increase of $144.1 million (32.5%). This positive variance is principally due to (i) a $58.7 million increase in cash distributions received in 2003 attributable to our interests in Kinder Morgan Energy Partners (see the discussion following), (ii) $28.1 million of cash proceeds received in 2003 from termination of an interest rate swap, (iii) an increase of $44.8 million in cash inflows from gas in underground storage during 2003 (significant year-to-year variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices), (iv) a $13.6 million decrease in cash outflows during 2003 for pension contributions in excess of expense and (v) the fact that cash flows in 2002 included $22.1 million of cash outflows for a litigation settlement. These positive impacts were partially offset by an increase of $12.8 million in 2003 cash outflows for deferred purchased gas costs.

"Net Cash Flows Provided by Operating Activities" increased from $437.3 million in 2001 to $443.0 million in 2002, an increase of $5.7 million (1.3%). This positive variance principally reflects a $71.5 million increase in cash distributions received in 2002 attributable to our interest in Kinder Morgan Energy Partners and a decrease of $69.1 million in cash outflows for gas in underground storage during 2002. These positive impacts were partially offset by several non-recurring cash payments and cash flow timing issues including (i) a second-quarter 2002 $22.1 million payment and escrow deposit in settlement of certain litigation involving Jack J. Grynberg, (ii) a $20 million pension contribution in 2002 of which $18.7 million was in excess of book expense, (iii) a decrease of $58.8 million in cash associated with other working capital items, primarily attributable to interest and taxes receivable and (iv) a decrease of $31.3 million in 2002 cash attributable to deferred purchased gas costs. The $20 million pension contribution made in April 2002 was deductible under Internal Revenue Service regulations but was not required to be made under the Employee Retirement Income Security Act of 1974, as amended, minimum contribution guidelines.

In general, distributions from Kinder Morgan Energy Partners are declared in the month following the end of the quarter to which they apply and are paid in the month following the month of declaration to the general partner and unit holders of record as of the end of the month of declaration. Therefore, the accompanying Statements of Consolidated Cash Flows for 2003, 2002 and 2001 reflect the receipt of $369.0 million, $310.3 million and $238.8 million, respectively, of cash distributions from Kinder Morgan Energy Partners for (i) the fourth quarter of 2002 and the first nine months of 2003, (ii) the fourth quarter of 2001 and the first nine months of 2002 and (iii) the fourth quarter of 2000 and the first nine months of 2001, respectively. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2003 total $101.4 million and $383.5 million, respectively. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2002 total $86.9 million and $326.9 million, respectively. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2001 total $70.3 million and $264.5 million, respectively. The increases in distributions during 2003 and 2002 reflect, among other factors, acquisitions made by Kinder Morgan Energy Partners and improvements in its results of operations. Summarized financial information for Kinder Morgan Energy Partners is contained in Note 2 of the accompanying Notes to Consolidated Financial Statements.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $835.3 million in 2002 to $157.3 million in 2003, a decrease of $678.0 million (81.2%). This decreased use of cash is principally due to the fact that 2002 included (i) a $331.9 million investment in i-units of Kinder Morgan Energy Partners, (ii) a $183.6 million cash outflow for investments in power plant facilities, (iii) payment of $95.6 million (net of cash acquired) for the acquisition of the remaining 50% interest in the TransColorado system, (iv) $38.4 million in capital expenditures for the Natural Gas Pipeline Company of America pipeline extension to East St. Louis, Illinois, (v) $25 million for acquisition of the Sayre natural gas storage facility and (vi) a $16.5 million investment in Horizon Pipeline Company.

"Net Cash Flows Used in Investing Activities" decreased from $1,274.7 million in 2001 to $835.3 million in 2002, a decrease of $439.4 million. This decreased use of cash is principally due to the fact that 2001 included a $1.0 billion cash outflow versus a $331.9 million cash outflow during 2002 for investments in Kinder Morgan Energy Partners, principally for the purchase of i-units. This favorable variance was partially offset by (i) an increase of $132.6 million in 2002 for investments in power plants, (ii) an increase of $50.8 million in capital expenditures in 2002, principally for the Natural Gas Pipeline Company of America pipeline extension to East St. Louis, Illinois, (iii) a $16.5 million 2002 cash outflow for an investment in Horizon Pipeline Company and (iv) the fact that 2001 included $25.7 million of proceeds from discontinued operations sold during 2000. Incremental investment in the TransColorado system totaled $104.7 million in 2001 (as we retired our 50% share of its debt) and $95.6 million (net of cash acquired) in 2002 (as we acquired an incremental 50% interest).

Total proceeds received in 2001 from asset sales were $32.8 million, of which $25.7 million represented proceeds from the 2000 sale to ONEOK of our gathering and processing businesses in Oklahoma, Kansas and West Texas as well as our marketing and trading business.

Net Cash Flows from Financing Activities

"Net Cash Flows (Used in) Provided by Financing Activities" decreased from a source of $411.8 million in 2002 to a use of $454.4 million in 2003, an increased net cash use of $866.2 million. This increased net use of cash was principally due to (i) $500 million of cash used in 2003 to retire our $500 million 6.45% Senior Notes, (ii) an increase of $98.6 million paid in 2003 for dividends, principally due to the increased dividends declared per share (see discussion following in this section) and (iii) the fact that 2002 included proceeds, net of issuance costs, of $328.6 million from the issuance of Kinder Morgan Management shares and $995.6 million of net proceeds from the issuance of our 6.50% Senior Notes due September 1, 2012. Partially offsetting these factors were (i) a $551.7 million increase during 2003 in cash flows related to short-term borrowing, (ii) the fact that 2002 included cash used for repayment of $200 million of Floating Rate Notes and $60.5 million for the early retirement of our 7.85% Debentures due September 1, 2022 and our 8.35% Sinking Fund Debentures due September 15, 2022 (see Note 12 of the accompanying Notes to Consolidated Financial Statements), (iii) a $111.1 million decreased use of cash during 2003 to repurchase shares and (iv) a $108.9 million increased source of cash from net repayment of short-term advances to unconsolidated affiliates during 2003.

"Net Cash Flows Provided by Financing Activities" decreased from $711.6 million in 2001 to $411.8 million in 2002, a decrease of $299.8 million. This decrease is principally due to (i) the fact that 2001 and 2002 included proceeds, net of issuance costs, of $888.1 million and $328.6 million, respectively, from the issuance of Kinder Morgan Management shares, (ii) a $747.6 million decrease during 2002 in net short-term borrowing, (iii) the issuance of $200 million of Floating Rate Notes in 2001 and the repayment of those notes during 2002 and (iv) $60.5 million of cash used in 2002 for the early retirement of our 7.85% Debentures due September 1, 2022 and our 8.35% Sinking Fund Debentures due September 15, 2022 (see Note 12 of the accompanying Notes to Consolidated Financial Statements). Partially offsetting this net decrease in cash inflows were (i) $995.6 million of net proceeds received in 2002 from the issuance of our 6.50% Senior Notes due September 1, 2012, (ii) the fact that 2001 included a $495.7 million cash outflow for the early extinguishment of three series of debt securities (see Note 12 of the accompanying Notes to Consolidated Financial Statements) and (iii) a reduction of $116.6 million in 2002 purchases of treasury stock.

Total cash payments for dividends were $135.3 million, $36.7 million and $22.9 million in 2003, 2002 and 2001, respectively. The increases in these amounts are principally due to increases in the dividends declared per common share and, to a minor extent, to increased shares outstanding. In January 2004, we increased our quarterly common dividend to $0.5625 per share ($2.25 annualized) and announced our expectation for annual increases in the dividend in the future. On February 13, 2004, we paid a dividend at the increased rate of $0.5625 per share to shareholders of record as of January 30, 2004.

Litigation and Environmental

Our anticipated environmental capital costs and expenses for 2004, including expected costs for remediation efforts, are approximately $5.7 million, compared to approximately $2.3 million of such costs and expenses incurred in 2003. A substantial portion of our environmental costs are either recoverable through insurance and indemnification provisions or have previously recorded liabilities associated with them. We had an established environmental reserve of approximately $14.4 million at December 31, 2003, to address remediation issues associated with approximately 35 projects. This reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort and to identify if the reserve allocation is appropriately valued. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with environmental regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new or existing facts or conditions will not cause us to incur significant unanticipated costs.

Refer to Notes 9(A) and 9(B) of the accompanying Consolidated Financial Statements for additional information on our pending environmental and litigation matters, respectively. We believe we have established adequate environmental and legal reserves such that the resolution of pending environmental matters and litigation will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, changing circumstances could cause these matters to have a material adverse impact.

Regulation

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to govern interactions between interstate natural gas pipelines and their affiliates. These affiliates include intrastate/Hinshaw pipelines, processors and gatherers and any company involved in gas or electric markets, even if they do not ship on the affiliated interstate pipeline. On February 9, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, all of these interstate pipelines filed a joint request with the interstate pipelines owned by Kinder Morgan Energy Partners asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. We expect the one-time costs of compliance with the Order, assuming the request to exempt intrastate pipeline affiliates is granted, to range from $600,000 to $700,000, to be shared between us and Kinder Morgan Energy Partners.

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

See Note 8 of the accompanying Notes to Consolidated Financial Statements and "Business and Properties - Regulation" in Items 1 and 2 for additional information regarding regulatory matters.

Recent Accounting Pronouncements

Refer to Note 20 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include but are not limited to the following:

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in the United States;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•

changes in our tariff rates or those of Kinder Morgan Energy Partners implemented by the FERC or another regulatory agency or, with respect to Kinder Morgan Energy Partners, the California Public Utilities Commission;

•	Kinder Morgan Energy Partners' ability and our ability to acquire new businesses and assets and integrate those operations into existing operations, as well as the ability to make expansions to our respective facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from Kinder Morgan Energy Partners' terminals or pipelines or our pipelines;

•	Kinder Morgan Energy Partners' ability and our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•

shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use Kinder Morgan Energy Partners' or our services or provide services or products to Kinder Morgan Energy Partners or us;

•	changes in laws or regulations, third-party relations and approvals, decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

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

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	acts of nature, sabotage, terrorism or other acts causing damage greater than our insurance coverage limits;

•	capital market conditions;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability to achieve cost savings and revenue growth;

•	inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

•	the timing and success of business development efforts.

You should not put undue reliance on any forward-looking statements.

See Items 1 and 2 "Business and Properties - Risk Factors" for a more detailed description of these and other factors that may affect the forward-looking statements. Our future results also could be adversely impacted by unfavorable results of litigation and the fruition of contingencies referred to in Note 9 "Environmental and Legal Matters" to the Consolidated Financial Statements included elsewhere in this report. When considering forward-looking statements, one should keep in mind the risk factors described in "Risk Factors" above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Risk Management

The following discussion should be read in conjunction with Note 14 of the accompanying Notes to Consolidated Financial Statements, which contains additional information on our risk management activities. Our derivative activities are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively, "Statement 133," which we adopted January 1, 2001.

We enter into derivative contracts solely for the purpose of hedging exposures that accompany our normal business activities. As a result of the adoption of Statement 133, the fair value of our derivative financial instruments utilized for hedging activities as of January 1, 2001 (a loss of $11.9 million) was reported as accumulated other comprehensive income. In accordance with the provisions of Statement 133, we designated these instruments as hedges of various exposures as discussed following, and we test the effectiveness of changes in the value of these hedging instruments with the risk being hedged. Hedge ineffectiveness is recognized in income in the period in which it occurs. We enter into these transactions only with counterparties whose debt securities are rated investment grade by the major rating agencies. In general, the risk of default by these counterparties is low. During the fourth quarter of 2001, however, we determined that Enron Corp. was no longer likely to honor the obligations it had to us in conjunction with derivatives we were accounting for as hedges under Statement 133. Upon making that determination, we (i) ceased to account for those derivatives as hedges, (ii) entered into new derivative transactions with other counterparties to replace our position with Enron, (iii) designated the replacement derivative positions as hedges of the exposures that had been hedged with the Enron positions and (iv) recognized a $5.0 million pre-tax loss (included with "General and Administrative Expenses" in the accompanying Consolidated Statement of Operations for 2001) in recognition of the fact that it was unlikely that we would be paid the amounts then owed under the contracts with Enron. While we will continue to enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that additional losses will result from counterparty credit risk in the future.

Our businesses require that we purchase, sell and consume natural gas. Specifically, we purchase, sell and/or consume natural gas (i) to serve our regulated natural gas distribution sales customers, (ii) to serve certain of our retail natural gas distribution customers in areas where regulatory restructuring has provided for competition in natural gas supply, for customers who have selected the Company as their supplier of choice under our "Choice Gas" program, (iii) as fuel in certain of our Colorado power generation facilities, (iv) as fuel for compressors located on Natural Gas Pipeline Company of America's pipeline system and (v) for operational sales of gas by Natural Gas Pipeline Company of America. With respect to item (i), we have no commodity risk because the regulated retail gas distribution regulatory structure provides that actual gas cost is "passed-through" to our customers. With respect to item (iii), only one of these power generation facilities is not covered by a long-term, fixed price gas supply agreement at a level sufficient for the current and projected capacity utilization. With respect to item (iv), this fuel is supplied by in-kind fuel recoveries that are part of the transportation tariff. Items (ii), (v) and the one power facility included under item (iii) that is not covered by a long-term fixed-price natural gas supply agreement, give rise to natural gas commodity price risk which we have chosen to substantially mitigate through our risk management program, utilizing financial derivative products.

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

We use a Value-at-Risk model to measure the risk of price changes in the natural gas and natural gas liquids markets. Value-at-Risk is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We use a closed form model to evaluate risk on a daily basis. Our Value-at-Risk computations use a confidence level of 97.7 percent for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7 percent probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk amount presented. Instruments evaluated by the model include forward physical gas, storage and transportation contracts and financial products including commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. During 2003, Value-at-Risk reached a high of $11.7 million and a low of $4.5 million. Value-at-Risk at December 31, 2003, was $11.7 million and, based on quarter-end values, averaged $8.0 million for 2003.

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

During the three years ended December 31, 2003, all of our natural gas derivative activities were designated and qualified as cash flow hedges. We recognized a pre-tax gain of approximately $56,000 in 2003 and pre-tax losses of approximately $46,000 and $5,000 in 2002 and 2001, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statements of Operations. There was no component of these derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

As the hedged sales and purchases take place and we record them into earnings, we will also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during 2004, substantially all of the $7.2 million balance in accumulated other comprehensive income representing unrecognized net losses on derivative activities at December 31, 2003. During the three years ended December 31, 2003, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

We also provide certain administrative risk management services to Kinder Morgan Energy Partners, although Kinder Morgan Energy Partners retains the obligations and rights arising from all derivative transactions entered into on its behalf.

Our business activities expose us to credit risk with respect to collection of accounts receivable. In order to mitigate that risk, we routinely monitor the credit status of our existing and potential customers. When customers' credit ratings do not meet our requirements for the extension of unsupported credit, we obtain cash prepayments or letters of credit. Note 1(G) of the accompanying Notes to Consolidated Financial Statements provides information on the amount of prepayments we have received.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at December 31, 2003. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under Statement 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of these swaps of $71.8 million at December 31, 2003 is included in the caption "Deferred Charges and Other Assets" in the accompanying Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually. Based on the long-term debt effectively converted to floating rate debt as a result of the swaps discussed above and our outstanding commercial paper balance at December 31, 2003, the market risk related to a one percent change in interest rates would result in a $16.3 million annual impact on pre-tax income.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $16.4 million at December 31, 2003 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying Consolidated Balance Sheet.

Item 8.	Financial Statements and Supplementary Data.

INDEX

Page

Report of Independent Auditors	58
Consolidated Statements of Operations	59
Consolidated Statements of Comprehensive Income	60
Consolidated Balance Sheets	61
Consolidated Statements of Stockholders' Equity	62
Consolidated Statements of Cash Flows	63
Notes to Consolidated Financial Statements	64-110
Selected Quarterly Financial Data (unaudited)	111-112

Report of Independent Auditors

To the Board of Directors
and Stockholders of Kinder Morgan, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12(C) and Note 20 to the consolidated financial statements, the Company changed its method of accounting for its Capital Trust Securities effective December 31, 2003.

As discussed in Note 20 to the consolidated financial statements, the Company changed its method of accounting for its investment in Triton Power Company LLC effective December 31, 2003.

As discussed in Note 1(O) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of acounting for derivative instruments and hedging activities effective January 1, 2001.

PricewaterhouseCoopers LLP

Houston, Texas
March 3, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS
Kinder Morgan, Inc. and Subsidiaries

	Year Ended December 31,
	2003	2002	2001
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 689,566	$ 628,172	$ 645,369
Natural Gas Sales	351,349	312,764	301,994
Other	56,982	74,319	107,544
Total Operating Revenues	1,097,897	1,015,255	1,054,907

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	354,261	311,224	339,301
Operations and Maintenance	123,188	125,565	126,553
General and Administrative	71,741	73,496	73,319
Depreciation and Amortization	117,528	106,496	105,680
Taxes, Other Than Income Taxes	30,573	27,282	25,735
Revaluation of Power Investments	44,513	134,525	-
Total Operating Costs and Expenses	741,804	778,588	670,588
Operating Income	356,093	236,667	384,319

Other Income and (Expenses):
Kinder Morgan Energy Partners:
Equity in Earnings	464,967	392,135	277,504
Amortization of Equity-method Goodwill	-	-	(25,644)
Equity in Earnings of Other Equity Investments	7,451	12,791	245
Interest Expense, Net	(139,588)	(161,935)	(216,200)
Interest Expense - Capital Trust Securities	(10,956)	-	-
Minority Interests	(52,493)	(55,720)	(36,740)
Other, Net	830	18,792	1,143
Total Other Income and (Expenses)	270,211	206,063	308
Income from Continuing Operations Before Income Taxes	626,304	442,730	384,627
Income Taxes	244,600	135,019	159,557
Income from Continuing Operations	381,704	307,711	225,070
Loss on Disposal of Discontinued Operations, Net of Tax	-	(4,986)	-
Net Income	$ 381,704	$ 302,725	$ 225,070
	===========	===========	===========

Basic Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 3.11	$ 2.52	$ 1.95
Loss on Disposal of Discontinued Operations	-	(0.04)	-
Total Basic Earnings Per Common Share	$ 3.11	$ 2.48	$ 1.95
	===========	===========	===========

Number of Shares Used in Computing Basic
Earnings (Loss) Per Common Share	122,605	122,184	115,243
	===========	===========	===========

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 3.08	$ 2.49	$ 1.86
Loss on Disposal of Discontinued Operations	-	(0.04)	-
Total Diluted Earnings Per Common Share	$ 3.08	$ 2.45	$ 1.86
	===========	===========	===========

Number of Shares Used in Computing Diluted
Earnings (Loss) Per Common Share	123,824	123,402	121,326
	===========	===========	===========

Dividends Per Common Share	$ 1.10	$ 0.30	$ 0.20
	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Kinder Morgan, Inc. and Subsidiaries
	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net Income	$ 381,704	$ 302,725	$ 225,070
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes
(Net of Tax Benefit of $16,251, $23,880 and Tax of $24,068, respectively)	(26,515)	(36,837)	36,102
Reclassification of Change in Fair Value of Derivatives to Net Income
(Net of Tax of $24,680, $4,467 and Tax Benefit of $9,567, respectively)	40,267	6,031	(14,351)
Adjustment to Recognize Minimum Pension Liability
(Net of Tax of $10,865 and Tax Benefit of $10,865)	17,727	(17,727)	-
Equity in Other Comprehensive Loss of Equity Method
Investees (Net of Tax Benefit of $15,897 and $5,996, respectively)	(25,935)	(9,784)	-
Minority Interest in Other Comprehensive Loss of Equity
Method Investees	13,492	3,730	-
Cumulative Effect of Transition Adjustment (Net of
Tax Benefit of $7,922)	-	-	(11,883)
Total Other Comprehensive Income (Loss)	19,036	(54,587)	9,868

Comprehensive Income	$ 400,740	$ 248,138	$ 234,938
	==========	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Kinder Morgan, Inc. and Subsidiaries

	December 31,
	2003	2002
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 11,076	$ 35,653
Restricted Deposits	17,158	2,783
Accounts Receivable, Net:
Trade	75,903	82,258
Related Parties	1,584	48,054
Inventories	22,096	62,760
Gas Imbalances	33,320	32,033
Other	115,183	157,454
	276,320	420,995
Investments:
Kinder Morgan Energy Partners	2,106,312	2,034,160
Goodwill	972,380	990,878
Other	208,860	285,883
	3,287,552	3,310,921

Property, Plant and Equipment, Net	6,083,937	6,048,107

Deferred Charges and Other Assets	388,902	322,727
Total Assets	$10,036,711	$10,102,750
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 5,000	$ 501,267
Notes Payable	127,900	-
Accounts Payable:
Trade	61,385	88,227
Related Parties	10,632	50
Accrued Interest	68,596	80,158
Accrued Taxes	35,795	27,355
Gas Imbalances	38,494	50,394
Other	128,559	119,081
	476,361	866,532
Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,477,329	2,435,780
Other	197,435	210,869
	2,674,764	2,646,649
Long-term Debt:
Outstanding Notes and Debentures	2,837,487	2,852,181
Deferrable Interest Debentures Issued to Subsidiary Trusts	283,600	-
Value of Interest Rate Swaps	88,242	139,589
	3,209,329	2,991,770

Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of Kinder Morgan	-	275,000

Minority Interests in Equity of Subsidiaries	1,010,140	967,802
Commitments and Contingent Liabilities (Notes 3, 9 and 17)
Stockholders' Equity:
Preferred Stock (Note 13)	-	-
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share; Outstanding - 132,229,622 and 129,861,650 Shares, Respectively, Before Deducting 8,912,660 and 8,168,241 Shares Held in Treasury	661,148	649,308
Additional Paid-in Capital	1,780,761	1,681,042
Retained Earnings	732,492	486,062
Treasury Stock	(446,095)	(406,630)
Deferred Compensation	(36,506)	(10,066)
Accumulated Other Comprehensive Loss	(25,683)	(44,719)
Total Stockholders' Equity	2,666,117	2,354,997
Total Liabilities and Stockholders' Equity	$10,036,711	$10,102,750
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Kinder Morgan, Inc. and Subsidiaries
	Year Ended December 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Common Stock:
Beginning Balance	129,861,650	$ 649,308	129,092,689	$ 645,463	114,578,800	$ 572,894
Conversion of Premium Equity
Participating Security Units (PEPS)	-	-	-	-	13,382,474	66,912
Employee Benefit Plans	2,367,972	11,840	768,961	3,845	1,131,415	5,657
Ending Balance	132,229,622	661,148	129,861,650	649,308	129,092,689	645,463

Additional Paid-in Capital:
Beginning Balance		1,681,042		1,652,846		1,189,270
Revaluation of Kinder Morgan Energy Partners (KMP) Investment (Note 5)		(4,070)		(29,350)		28,322
Gain on KMP Units Exchanged for Kinder Morgan Management (KMR) Shares (Note 3)		-		35,720		15,722
Conversion of PEPS		-		-		393,446
Employee Benefit Plans		71,531		22,025		31,210
Tax Benefits from Employee Benefit Plans		29,974		-		-
Other		2,284		(199)		(5,124)
Ending Balance		1,780,761		1,681,042		1,652,846

Retained Earnings:
Beginning Balance		486,062		219,995		17,787
Net Income		381,704		302,725		225,070
Cash Dividends, Common Stock		(135,274)		(36,658)		(22,862)
Ending Balance		732,492		486,062		219,995

Treasury Stock at Cost:
Beginning Balance	(8,168,241)	(406,630)	(5,165,911)	(263,967)	(96,140)	(2,327)
Treasury Stock Acquired	(724,600)	(37,988)	(3,013,400)	(144,269)	(5,294,800)	(270,410)
Treasury Stock Issued	-	-	17,827	889	-	-
Employee Benefit Plans	(19,819)	(1,477)	(6,757)	717	225,029	8,770
Ending Balance	(8,912,660)	(446,095)	(8,168,241)	(406,630)	(5,165,911)	(263,967)

Deferred Compensation Plans:
Beginning Balance		(10,066)		(4,208)		-
Current Year Activity [Note 1(S)]		(26,440)		(5,858)		(4,208)
Ending Balance		(36,506)		(10,066)		(4,208)

Accumulated Other Comprehensive Income (Loss) (Net Of Tax):
Beginning Balance		(44,719)		9,868		-
Unrealized Gain (Loss) on Derivatives
Utilized for Hedging Purposes		13,752		(30,806)		21,751
Adjustment to Recognize Minimum
Pension Liability		17,727		(17,727)		-
Equity in Other Comprehensive
Loss of Equity Method Investees		(25,935)		(9,784)		-
Minority Interest in Other
Comprehensive Loss of
Equity Method Investees		13,492		3,730		-
Cumulative Effect Transition
Adjustment		-		-		(11,883)
Ending Balance		(25,683)		(44,719)		9,868

Total Stockholders' Equity	123,316,962	$ 2,666,117	121,693,409	$ 2,354,997	123,926,778	$ 2,259,997
	===========	===========	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kinder Morgan, Inc. and Subsidiaries
	Year Ended December 31,
	2003	2002	2001
	(In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities:
Net Income	$ 381,704	$ 302,725	$ 225,070
Adjustments to Reconcile Net Income to Net Cash Flows
from Operating Activities:
Loss on Disposal of Discontinued Operations, Net of Tax	-	4,986	-
Loss from Revaluation of Power Investments	44,513	134,525	-
Loss on Early Extinguishment of Debt	-	2,349	22,609
Depreciation and Amortization	117,528	106,496	105,680
Deferred Income Taxes	29,330	55,748	129,911
Equity in Earnings of Kinder Morgan Energy Partners	(464,967)	(392,135)	(251,860)
Distributions from Kinder Morgan Energy Partners	369,022	310,290	238,775
Equity in Earnings of Other Investments	(7,451)	(12,791)	(245)
Minority Interests in Income of Consolidated Subsidiaries	41,537	33,808	14,827
Deferred Purchased Gas Costs	(20,636)	(7,792)	23,499
Net (Gains) Losses on Sales of Assets	4,423	(2,566)	(22,621)
Gain from Settlement of Orcom Note	(2,917)	-	-
Litigation Settlement and Escrow Deposit	-	(22,050)	-
Pension Contribution in Excess of Expense	(5,101)	(18,700)	-
Changes in Gas in Underground Storage	50,075	5,291	(63,804)
Changes in Working Capital Items [Note 1(R)]	44,838	(40,525)	18,298
Proceeds from Termination of Interest Rate Swap	28,147	-	-
Other, Net	(21,171)	(11,685)	900
Net Cash Flows Provided by Continuing Operations	588,874	447,974	441,039
Net Cash Flows Used in Discontinued Operations	(1,743)	(4,930)	(3,737)
Net Cash Flows Provided by Operating Activities	587,131	443,044	437,302

Cash Flows from Investing Activities:
Capital Expenditures	(160,804)	(174,953)	(124,171)
Acquisition of TransColorado	-	(95,560)	-
Other Acquisitions	-	(35,838)	(23,899)
Investment in Kinder Morgan Energy Partners (Note 2)	(1,784)	(331,912)	(1,003,585)
Other Investments	(11,329)	(200,958)	(155,903)
Exchange of Kinder Morgan Management Shares	-	(69)	-
Proceeds from Settlement of Orcom Note	2,727	-	-
Proceeds from Sales of Assets	13,853	3,949	7,077
Net Cash Flows Used in Continuing Investing Activities	(157,337)	(835,341)	(1,300,481)
Net Cash Flows Provided by Discontinued Investing Activities	-	-	25,742
Net Cash Flows Used in Investing Activities	(157,337)	(835,341)	(1,274,739)

Cash Flows from Financing Activities:
Short-term Debt, Net	127,900	(423,785)	323,785
Floating Rate Notes Issued	-	-	200,000
Long-term Debt Issued	-	1,000,000	-
Long-term Debt Retired	(511,083)	(265,292)	(872,185)
Issuance of Shares by Kinder Morgan Management	-	343,170	942,614
Common Stock Issued for Premium Equity Participating Securities	-	-	460,358
Other Common Stock Issued	47,686	15,558	31,184
Premiums Paid on Early Extinguishment of Debt	-	(1,461)	(30,694)
Short-term Advances (To) From Unconsolidated Affiliates	55,864	(53,003)	7,951
Repurchase of Kinder Morgan Management Shares	(928)	-	-
Treasury Stock Issued	-	1,701	2,464
Treasury Stock Acquired	(37,988)	(149,062)	(265,706)
Cash Dividends, Common Stock	(135,274)	(36,658)	(22,862)
Minority Interests, Net	(548)	(384)	375
Premium Equity Participating Securities Contract Fee	-	-	(10,931)
Debt Issuance Costs	-	(4,357)	(225)
Securities Issuance Costs	-	(14,611)	(54,480)
Net Cash Flows Provided by (Used in) Financing Activities	(454,371)	411,816	711,648

Net Increase (Decrease) in Cash and Cash Equivalents	(24,577)	19,519	(125,789)
Cash and Cash Equivalents at Beginning of Year	35,653	16,134	141,923
Cash and Cash Equivalents at End of Year	$ 11,076	$ 35,653	$ 16,134
	==========	==========	===========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

We are an energy transportation, storage and related services provider and have operations in the Rocky Mountain and mid-continent regions, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. Our business activities include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services, and (iii) operating and, in previous periods, constructing electric generation facilities. We have both regulated and nonregulated operations. Our common stock is traded on the New York Stock Exchange under the ticker symbol "KMI." During 1999, we acquired Kinder Morgan Delaware as discussed in the following paragraph. As a result, we own, through Kinder Morgan Delaware, the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners." We also own a significant limited partner interest in Kinder Morgan Energy Partners and receive a substantial portion of our earnings from returns on our investment in this entity.

In October 1999, K N Energy, Inc. (as we were then named), a Kansas corporation, acquired Kinder Morgan, Inc. (Delaware), a Delaware corporation, referred to in these Notes as "Kinder Morgan Delaware." We then changed our name to Kinder Morgan, Inc. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. During 1999, we adopted and implemented plans to discontinue our businesses involved in (i) wholesale marketing of natural gas and natural gas liquids, (ii) gathering and processing of natural gas, including field services and short-haul intrastate pipelines, (iii) direct marketing of non-energy products and services and (iv) international operations. During the fourth quarter of 2000, we determined that, due to the start-up nature of our international operations and the unwillingness of buyers to pay for the value created to date, it was not in the best interests of the Company to dispose of our international operations and, accordingly, we decided to retain them. Additional information concerning discontinued operations is contained in Note 7.

(B) Basis of Presentation

Our consolidated financial statements include the accounts of Kinder Morgan, Inc. and its majority-owned subsidiaries. Investments in jointly owned operations in which we have the ability to exercise significant influence over their operating and financial policies are accounted for under the equity method, as is our investment in Kinder Morgan Energy Partners, which accounting is further described in Note 1(T). All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

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

	December 31,
	2003	2002
	(In thousands)
REGULATORY ASSETS:
Employee Benefit Costs	$ 1,791	$ 6,362
Debt Refinancing Costs	876	1,064
Deferred Income Taxes	14,843	15,681
Purchased Gas Costs	49,386	33,439
Plant Acquisition Adjustments	454	454
Rate Regulation and Application Costs	2,876	3,585
Total Regulatory Assets	70,226	60,585

REGULATORY LIABILITIES:
Employee Benefit Costs	3,009	5,967
Deferred Income Taxes	20,797	23,554
Purchased Gas Costs	6,926	19,195
Total Regulatory Liabilities	30,732	48,716

NET REGULATORY ASSETS	$ 39,494	$ 11,869
	=========	=========

The December 31, 2003 purchased gas costs balance of $49.4 million shown above as a regulatory asset includes $30.2 million in litigated gas costs. See Note 8 for additional information regarding this matter. As of December 31, 2003, $68.0 million of our regulatory assets and $27.7 million of our regulatory liabilities were being recovered from or refunded to customers through rates over periods ranging from 1 to 11 years.

(D) Revenue Recognition Policies

We recognize revenues as services are rendered or goods are delivered and, if applicable, title has passed. Our rate-regulated retail natural gas distribution business bills customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate at the end of each accounting period for gas delivered and, if applicable, for which title has passed but bills have not yet been rendered. With respect to our power generating facility construction activities in 2002 and prior periods, we utilized the percentage of completion method whereby revenues and associated expenses are recognized over the construction period based on work performed in relation to the total expected for the entire project.

We provide various types of natural gas storage and transportation services to customers, principally through Natural Gas Pipeline Company of America's and TransColorado's pipeline systems. The natural gas remains the property of these customers at all times. In many cases (generally described as "firm service"), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue ratably over the contract period. The per-unit charge is recognized as revenue when the volumes are delivered to the customers' agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as "interruptible service"), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported on firm service.

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

	2003	2002	2001
	(In thousands)
Weighted Average Common Shares Outstanding	122,605	122,184	115,243
Premium Equity Participating Security Units	-	-	4,328
Dilutive Common Stock Options	1,219	1,218	1,755
Shares Used to Compute Diluted Earnings Per Common Share	123,824	123,402	121,326
	========	========	========

Weighted-average stock options outstanding totaling 1.7 million for 2003, 2.5 million for 2002 and 9,200 for 2001 were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive. Common shares issuable upon conversion of the premium equity participating units were given dilutive effect in 2001 and are included in the weighted-average common shares outstanding beginning with their issuance in November 2001 as a result of the maturity of the premium equity participating security units. Note 12(B) contains more information regarding premium equity participating security units, while Note 16 contains more information regarding stock options.

(F) Restricted Deposits

Restricted Deposits consist of restricted funds on deposit with brokers in support of our risk management activities; see Note 14.

(G) Accounts Receivable

The caption "Accounts Receivable, Net" in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts. Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served. An allowance for doubtful accounts is charged to expense monthly, generally using a percentage of revenue or receivables, based on a historical analysis of uncollected amounts, adjusted as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. In support of credit extended to certain customers, we had received prepayments of $8.1 million and $13.5 million at December 31, 2003 and 2002, respectively, included with other current liabilities in the accompanying Consolidated Balance Sheets. The following table shows the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2003, 2002 and 2001.

Allowance for Doubtful Accounts

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Beginning Balance	$ 4.9	$ 3.4	$ 2.3
Additions: Charged to Cost and Expenses	1.9	5.2	6.7
Deductions: Write-off of Uncollectible Accounts	(1.6)	(3.7)	(5.6)
Ending Balance	$ 5.2	$ 4.9	$ 3.4
	=======	=======	=======

(H) Inventories

	December 31,
	2003	2002
	(In thousands)
Gas in Underground Storage (Current)	$ 8,306	$ 49,106
Materials and Supplies	13,790	13,654
	$ 22,096	$ 62,760
	=========	=========

Inventories are accounted for using the following methods, with the percent of the total dollars at December 31, 2003 shown in parentheses: average cost (97.45%) and first-in, first-out (2.55%). All non-utility inventories held for resale are valued at the lower of cost or market. We also maintain gas in our underground storage facilities on behalf of certain third parties. We receive a fee from our storage service customers but do not reflect the value of their gas stored in our facilities in the accompanying Consolidated Balance Sheets.

(I) Current Assets: Other

	December 31,
	2003	2002
	(In thousands)
Assets Held for Sale - Turbines and Boilers	$ 73,453	$ 82,000
Interest Receivable - Interest Rate Swaps	17,693	19,993
Income Tax Overpayments	-	32,389
Prepaid Expenses	14,223	11,176
Other	9,814	11,896
	$ 115,183	$ 157,454
	=========	=========

In December 2003, we received $8.5 million from the sale of one natural gas turbine.

(J) Goodwill

	Kinder Morgan Energy Partners	Power Segment	Total
	(In thousands)
Balance as of December 31, 2001	$1,034,119	$ 21,648	$1,055,767

Change in ownership percentage of Kinder Morgan Energy Partners related to Kinder Morgan Management secondary offering	(64,889)	-	(64,889)

Balance as of December 31, 2002	969,230	21,648	990,878

Change in ownership percentage of Kinder Morgan Energy Partners related to Kinder Morgan Energy Partners common unit issuances	(21,682)	-	(21,682)

Other	-	3,184	3,184

Balance as of December 31, 2003	$ 947,548	$ 24,832	$ 972,380
	==========	==========	==========

(K) Other Investments

	December 31,
	2003	2002
	(In thousands)
Power Investments:
Thermo Companies	$ 177,269	$ 122,879
Wrightsville/Jackson Plant Investments[1]	-	137,205
Horizon Pipeline Company	19,317	17,816
Subsidiary Trusts Holding Solely Debentures of Kinder Morgan[2]	8,600	-
Other	3,674	7,983
	$ 208,860	$ 285,883
	==========	==========

[1]	As of December 31, 2003, we (i) began consolidating our investment in the Jackson, Michigan plant (see Note 20) and (ii) determined that it was no longer appropriate to assign any carrying value to the Wrightsville, Arkansas plant (see Note 6).
[2]	As a result of a recent change in accounting standards effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated. See Note 20.

Investments consist primarily of equity method investments in unconsolidated subsidiaries and joint ventures, and include ownership interests in net profits. We own 49.5% interests in Thermo Cogeneration Partnership, L.P. and Cogeneration Holdings, LLC, which are accounted for under the equity method. Our investment in Horizon Pipeline Company, in which we own a 50% interest, is also accounted for under the equity method. At December 31, 2002, "Other" included an investment in Igasamex USA, Ltd. of approximately $6 million (this investment was sold in 2003, see Note 5) and assets held for deferred employee compensation, among other individually insignificant items.

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

As discussed under (H) preceding, we maintain gas in underground storage as part of our inventory. This component of our inventory represents the portion of gas stored in an underground storage facility generally known as "working gas," and represents an estimate of the portion of gas in these facilities available for routine injection and withdrawal to meet demand. In addition to this working gas, underground gas storage reservoirs contain injected gas which is not routinely cycled but, instead, serves the function of maintaining the necessary pressure to allow efficient operation of the facility. This gas, generally known as "cushion gas," is divided into the categories of "recoverable cushion gas" and "unrecoverable cushion gas," based on an engineering analysis of whether the gas can be economically removed from the storage facility at any point during its life. The portion of the cushion gas that is determined to be unrecoverable is considered to be a permanent part of the facility itself (thus, part of our Property, Plant & Equipment balance) and is depreciated over the facility's estimated useful life. The portion of the cushion gas that is determined to be recoverable is also considered a component of the facility but is not depreciated because it is expected to ultimately be recovered and sold.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. In the fourth quarters of 2003 and 2002, we recorded impairments of certain assets associated with our power business; see Note 6.

(M) Asset Retirement Obligations

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

(N) Gas Imbalances and Gas Purchase Contracts

We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market. Gas imbalances represent the difference between customer nominations and actual gas receipts from and gas deliveries to our interconnecting pipelines under various operational balancing agreements. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms. We are obligated under certain gas purchase contracts, dating from 1973, to purchase natural gas at fixed and escalating prices from a certain field in Montana. This take obligation, which continues for the life of the field, is based on production from specific wells and, thus, varies from year to year. The total cost to purchase natural gas under these contracts is estimated to be $35.5 million. We have recorded a liability representing our estimate of probable losses resulting from the resale of these purchased quantities, which amount is evaluated and, if necessary, adjusted as new pricing and production data become available. During 2002, this liability was increased by a pre-tax charge of approximately $12.7 million to reflect increases in both (i) estimated production volumes subject to this purchase obligation and (ii) the difference between the price to be paid under these contracts and the expected sales price. This liability was approximately $11 million at December 31, 2003 and is expected to result in a credit to earnings in an amount approximating $3.5 million per year for the next three years as gas volumes are purchased and resold.

(O) Depreciation and Amortization

Depreciation on our long-lived assets is computed based on the straight-line method over the estimated useful lives of assets. The range of estimated useful lives used in depreciating assets for each property type are as follows:

Property Type	Range of Estimated Useful Lives of Assets
(In years)
Natural Gas Pipelines Retail Natural Gas Distribution Power Generation General and Other	24 to 68 (Transmission assets: average 56) 33 4 to 30 3 to 56

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. This statement required that goodwill no longer be amortized and that goodwill be tested at least annually for impairment. As a result of our implementation of this statement, the goodwill associated with our 1998 acquisition of the Thermo Companies and the equity-method goodwill associated with our 1999 acquisition of Kinder Morgan (Delaware) was not amortized beginning January 1, 2002. Had the provisions of this statement been in effect during 2001, our reported earnings and earnings per share would have been as follows:

Year Ended December 31,
2001
(In thousands, except per share amounts)
Reported Net Income	$ 225,070
Add Back: Goodwill Amortization, Net of Related Tax Benefit	16,198
Adjusted Net Income	$ 241,268
=========
Reported Earnings per Diluted Share	$ 1.86
=========
Earnings per Diluted Share, as Adjusted	$ 1.99
=========

(P) Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction ("AFUDC - Interest") as shown following.

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Interest Expense	$ 140.2	$ 163.7	$ 221.0
AFUDC - Interest	(0.6)	(1.8)	(4.8)
Interest Expense, Net	$ 139.6	$ 161.9	$ 216.2
	========	========	========

(Q) Other, Net

"Other, Net" as presented in the accompanying Consolidated Statements of Operations includes $(4.4) million, $13.0 million and $22.6 million in 2003, 2002 and 2001, respectively, attributable to net gains/(losses) from sales of assets. These transactions are discussed in Note 5.

(R) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows From Operating Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, distributions from unconsolidated subsidiaries and joint ventures (other than Kinder Morgan Energy Partners) and other non-cash charges and credits to income, including, in 2003, amortization of the gain realized on the termination of interest rate swap agreements; see Note 14.

ADDITIONAL CASH FLOW INFORMATION:

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Accounts Receivable	$ 11,830	$ 45,111	$ (18,794)
Materials and Supplies Inventory	(136)	1,854	(1,512)
Other Current Assets	17,356	(43,217)	21,270
Accounts Payable	(10,147)	(62,449)	33,375
Other Current Liabilities	25,935	18,176	(16,041)
	$ 44,838	$ (40,525)	$ 18,298
	==========	==========	==========

Supplemental Disclosures of Cash Flow Information:

Year Ended December 31,
	2003	2002	2001
(In thousands)
Cash Paid for:
Interest (Net of Amount Capitalized)	$ 169,931	$ 147,088	$ 225,327
	==========	==========	==========
Distributions on Capital Trust Securities[1]	$ 10,956	$ 21,913	$ 21,913
	==========	==========	==========
Income Taxes Paid (Net of Refunds)	$ 151,104	$ 114,264	$ 27,524
	==========	==========	==========

[1]	Beginning with the third quarter of 2003, these distributions are included in "Interest."

As discussed in Note 1(S) following, during 2003, 2002 and 2001, we made non-cash grants of restricted shares of common stock. In addition, we made an investment in our Colorado power businesses in the form of Kinder Morgan Management shares. See Note 5.

(S) Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $1.0 million, $1.1 million and $1.0 million related to the purchase discount offered under the employee stock purchase plan for 2003, 2002 and 2001, respectively. Note 16 contains information regarding our common stock option and purchase plans.

Year Ended December 31,
	2003	2002	2001
(In thousands except per share amounts)
Net Income As Reported	$ 381,704	$ 302,725	$ 225,070
Add: Stock-based employee compensation expense included in reported Net Income, net of related tax effects	2,107	868	390
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,468)	(15,365)	(16,046)
Pro Forma Net Income	$ 367,343	$ 288,228	$ 209,414
	==========	==========	==========

Basic Earnings Per Common Share:
As Reported	$ 3.11	$ 2.48	$ 1.95
	==========	==========	==========
Pro Forma	$ 3.00	$ 2.36	$ 1.81
	==========	==========	==========

Diluted Earnings Per Common Share:
As Reported	$ 3.08	$ 2.45	$ 1.86
	==========	==========	==========
Pro Forma	$ 2.97	$ 2.33	$ 1.73
	==========	==========	==========

The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free Interest Rate (%)	3.37-3.64[1]	4.01	4.30
Expected Weighted-average Life	6.3 years[1]	6.0 years[2]	6.5 years
Volatility	0.38-0.45[1]	0.39[2]	0.34[3]
Expected Dividend Yield (%)	1.33-2.97[1]	0.71	0.36

[1]	The assumptions used for employee options granted in 2003 varied based on date of grant. For options granted under the 1992 Directors' Plan, the expected weighted-average life was 4.1 years and the volatility assumption was 0.45.
[2]	For options granted under the 1992 Directors' Plan, the expected weighted-average life was 4.0 years and the volatility assumption was 0.45.
[3]	The volatility assumption for the options issued under the 1992 Directors' Plan was 0.44.

During 2003, 2002 and 2001, we made restricted common stock grants of 575,000, 162,250 and 112,500 shares, respectively. These grants are valued at $34.0 million, $9.2 million and $5.6 million, respectively, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. The restricted common stock grants made in 2003 are accounted for as variable awards, and therefore are valued based on the closing market price at December 31, 2003 because the grant price had not been fixed as of the end of the year. The 2003 restricted stock grants vest during a five year period and the 2002 and 2001 grants vest over a four year period. Expense related to restricted grants is recognized on a straight-line basis over the respective vesting periods. During 2003, 2002 and 2001, we amortized $3.4 million, $1.4 million and $0.6 million, respectively, related to restricted stock grants. The unamortized value of restricted stock grants is shown in the equity section of our Consolidated Balance Sheets under the caption, "Deferred Compensation."

(T) Transactions with Related Parties

We account for our investment in Kinder Morgan Energy Partners (among other entities) under the equity method of accounting. In each accounting period, we record our share of these investees' earnings. We adjust the amount of any recorded "equity method goodwill" when an equity method investee or a consolidated subsidiary issues additional equity (or reacquires equity shares) in any manner that alters our ownership percentage. Differences between the per unit sales proceeds (or acquisition cost) from these equity issuances (or reacquisitions) and our underlying book basis, as well as the pro rata portion of the equity method goodwill (including associated deferred taxes), are recorded directly to paid-in capital rather than being recognized as gains or losses. Three such transactions are described in Note 5. If incremental equity is received in conjunction with sales of assets to equity method investees, gains and losses are not recognized to the extent of the interest retained in the assets transferred.

The Accounts Receivable, Related Parties and Accounts Payable, Related Parties balances shown in the Consolidated Balance Sheets are primarily attributable to Kinder Morgan Energy Partners for amounts arising from performing administrative functions for them, including cash management, hedging activities, centralized payroll and employee benefits services and expenses incurred in performing as general partner of Kinder Morgan Energy Partners. The net monthly balance payable or receivable from these activities is settled in cash in the following month.

Related-party operating revenues, primarily from Horizon Pipeline Company and entities owned by Kinder Morgan Energy Partners, are included in the accompanying Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Natural Gas Transportation and Storage	$ 5.2	$ 2.0	$ 0.3
Natural Gas Sales	5.4	-	-
Other Revenues	1.0	0.1	0.1
Total Related-party Operating Revenues	$11.6	$ 2.1	$ 0.4
	=====	=====	=====

The caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statements of Operations includes related-party costs totaling $36.8 million, $22.3 million and $47.4 million for the years 2003, 2002 and 2001, respectively, primarily for natural gas transportation and storage services and natural gas provided by entities owned by Kinder Morgan Energy Partners.

(U) Accounting for Risk Management Activities

We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas and associated transportation. In addition, we utilize weather derivatives to reduce the variability in the earnings from our natural gas distribution activities. Our accounting policy for these activities is in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for us on January 1, 2001. This policy is described in detail in Note 14.

(V) Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit we do not expect to be realized. Note

11 contains information about our income taxes, including the components of our income tax provision and the composition of our deferred income tax assets and liabilities.

(W) Accounting for Legal Costs

In general, we expense legal costs as incurred. When we identify specific litigation that is expected to continue for a significant period of time and require substantial expenditures, we identify a range of probable costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement. If no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range. Any such liability recorded is revised as better information becomes available.

2.   Investment in Kinder Morgan Energy Partners, L.P.

We own the general partner of, and a significant limited partner interest in, Kinder Morgan Energy Partners. Kinder Morgan Energy Partners owns and/or operates a diverse group of assets used in the transportation, storage and processing of energy products, including refined petroleum products pipeline systems with more than 10,000 miles of products pipeline and 39 associated terminals. Kinder Morgan Energy Partners owns over 15,000 miles of natural gas transportation pipelines, plus natural gas gathering and storage facilities. Kinder Morgan Energy Partners also owns or operates approximately 52 liquid and bulk terminal facilities and approximately 57 rail transloading facilities located throughout the United States, handling nearly 60 million tons of coal, petroleum coke and other dry-bulk materials annually and having a liquids storage capacity of approximately 55 million barrels for refined petroleum products, chemicals and other liquid products. In addition, Kinder Morgan Energy Partners owns Kinder Morgan CO2 Company, L.P., which has over 1,100 miles of pipelines and transports, markets and produces carbon dioxide for use in enhanced oil recovery operations and owns interests in and/or operates six oil fields in West Texas, all of which are using or have used carbon dioxide injection operations.

At December 31, 2003, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC we owned, approximately 32.8 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 13.0 million common units, 5.3 million Class B units and 14.5 million i-units, represent approximately 17.4 percent of the total limited partner interests of Kinder Morgan Energy Partners. See Note 3 for additional information regarding Kinder Morgan Management and Kinder Morgan Energy Partners' i-units and the July 2001 two-for-one split that affected both the common units and the i-units. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 percent interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 19.0 percent of Kinder Morgan Energy Partners' total equity interests at December 31, 2003. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units and distributions on our other units in cash.

In addition to distributions received on our limited partner interests and our Kinder Morgan Management shares as discussed above, we also receive an incentive distribution from Kinder Morgan Energy Partners as a result of our ownership of the general partner interest in Kinder Morgan Energy Partners. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unit holders exceed specified target levels as set forth in Kinder Morgan Energy Partners' partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for quarterly distributions above $0.23375 per limited partner unit. Including both our general and limited partner interests in Kinder Morgan Energy Partners, at the 2003 distribution level, we received approximately 51% of all quarterly distributions by Kinder Morgan Energy Partners, of which approximately 40% is attributable to our general partner interest and 11% is attributable to our limited partner interest. The actual level of distributions we will receive in the future will vary with the level of distributable cash determined in accordance with Kinder Morgan Energy Partners' partnership agreement.

We reflect our investment in Kinder Morgan Energy Partners under the equity method of accounting and, accordingly, report our share of Kinder Morgan Energy Partners' earnings as "Equity in Earnings" in our Consolidated Statement of Operations in the period in which such earnings are reported by Kinder Morgan Energy Partners.

Following is summarized financial information for Kinder Morgan Energy Partners. Additional information regarding Kinder Morgan Energy Partners' results of operations and financial position are contained in its 2003 Annual Report on Form 10-K.

Summarized Income Statement Information Year Ended December 31,
	2003	2002	2001
(In thousands)
Operating Revenues	$ 6,624,322	$ 4,237,057	$ 2,946,676
Operating Expenses	5,817,633	3,512,759	2,382,848
Operating Income	$ 806,689	$ 724,298	$ 563,828
	===========	===========	===========

Income Before Cumulative Effect of a Change in Accounting Principle	$ 693,872	$ 608,377	$ 442,343
	===========	===========	===========

Net Income	$ 697,337	$ 608,377	$ 442,343
	===========	===========	===========

Summarized Balance Sheet Information As of December 31,
	2003	2002
(In thousands)
Current Assets	$ 705,522	$ 669,390
	============	============
Noncurrent Assets	$ 8,433,660	$ 7,684,186
	============	============
Current Liabilities	$ 804,379	$ 813,327
	============	============
Noncurrent Liabilities	$ 4,783,812	$ 4,082,287
	============	============
Minority Interest	$ 40,064	$ 42,033
	============	============

3.  Kinder Morgan Management, LLC

In May 2001, Kinder Morgan Management, LLC, one of our indirect subsidiaries, issued and sold its limited liability shares in an underwritten initial public offering. The net proceeds of $991.9 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. Upon purchase of the i-units, Kinder Morgan Management became a limited partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. We have certain rights and obligations with respect to these securities. In addition, during 2001, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made contributions totaling $11.7 million. By approval of Kinder Morgan Management shareholders other than us, effective at the close of business on July 23, 2002, we no longer have an obligation to, upon presentation by the holder thereof, exchange publicly held Kinder Morgan Management shares for either Kinder Morgan Energy Partners' common units that we own or, at our election, cash. In conjunction with the elimination of the exchange feature, on July 29, 2002, Kinder Morgan, Inc. issued to each Kinder Morgan Management shareholder

(i) .09853 shares of Kinder Morgan, Inc. common stock for each 100 Kinder Morgan Management listed shares held of record by such shareholder at the close of business on July 23, 2002 and (ii) cash in lieu of fractional shares. Prior to the elimination of the exchange feature, 6,830,013 and 2,840,374 Kinder Morgan Energy Partners common units were exchanged in the years ended December 31, 2002 and 2001, respectively, for a total of 9,670,387 Kinder Morgan Management shares. These exchanges had the effect of increasing our (i) additional paid-in capital by $35.7 million and (ii) associated income taxes payable by $21.9 million and decreasing (i) investment in Kinder Morgan Energy Partners by $150.1 million and (ii) minority interests by $207.7 million.

In the initial public offering, Kinder Morgan Management issued a total of 29,750,000 shares, of which we purchased 2,975,000 shares (utilizing incremental short-term borrowings), with the balance purchased by the public. The equity interest in Kinder Morgan Management (our consolidated subsidiary) purchased by the public created an additional minority interest on our balance sheet of $892.7 million at the time of the transaction.

On August 6, 2002, Kinder Morgan Management closed the issuance and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. We did not purchase any of the offered shares. In addition, during 2003 and 2002, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made contributions totaling $1.8 million and $3.4 million, respectively. At December 31, 2003, we owned approximately 14.5 million (29.7%) of Kinder Morgan Management's outstanding shares, including the only two voting shares. The issuance of i-units by Kinder Morgan Energy Partners decreased our percentage ownership of Kinder Morgan Energy Partners from approximately 20.4 percent to approximately 19.1 percent. In accordance with our policy, we treat transactions such as this as "capital" transactions and, accordingly, no gain or loss was recorded. Instead, the impact of the difference between sales proceeds and our underlying book basis had the effect of increasing our investment in the net assets of Kinder Morgan Energy Partners by $17.5 million and decreasing (i) our equity-method goodwill in Kinder Morgan Energy Partners by $64.9 million, (ii) associated deferred income taxes by $18.0 million and (iii) paid-in capital by $29.4 million.

On November 14, 2003, Kinder Morgan Management paid a share distribution of 811,625 of its shares to shareholders of record as of October 31, 2003, based on the $0.66 per common unit distribution declared by Kinder Morgan Energy Partners. On February 13, 2004, Kinder Morgan Management made a distribution totaling 778,309 of its shares to shareholders of record as of January 30, 2004, based on the $0.68 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 3,342,417, 2,538,785 and 886,361 shares in the years ended December 31, 2003 and 2002 and the period from February 14, 2001 (inception) through December 31, 2001, respectively.

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

4.  Business Combinations

TransColorado Gas Transmission Company, referred to herein as "TransColorado," was formed to construct and operate a 300-mile-long interstate natural gas pipeline system that extends from near Rangely, Colorado to its southern terminus at the Blanco Hub near Aztec, Colorado. TransColorado was placed in service in April 1999 and was operated as a 50/50 joint venture between Questar Corp. and us until we acquired Questar's interest effective October 1, 2002 for a total of approximately $107.6 million (including transaction costs of approximately $2.1 million), making us the sole owner. As a result of our acquisition of control of this entity, we began to include its transactions and balances in our consolidated financial statements in October 2002 and, in accordance with authoritative accounting guidelines, recorded the acquisition of the incremental 50% interest as a business combination, requiring that we allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The historical carrying value of current assets and current liabilities were determined to be approximately equal to their fair values, and property plant and equipment was valued using a combination of net present value and earnings multiple methods. No goodwill was recorded, as the fair value of the net assets acquired exceeded the consideration paid. The purchase price was allocated as follows (in millions):

Cash	$ 6.0
Other Current Assets	1.6
Net Property, Plant and Equipment	123.1
Other Assets	0.1
Current Liabilities	(2.2)
Deferred Credits	(21.0)

Total Purchase Price	$ 107.6
=======

5.  Investments and Sales

Pursuant to a right we obtained in conjunction with the 1998 acquisition of the Thermo Companies, in December 2003, we made an additional investment in our Colorado power businesses in the form of approximately 1.8 million Kinder Morgan Management shares that we owned. We recorded our increased investment based on the third-party-determined $56.1 million fair value of the shares as of the contribution date, with a corresponding liability representing our obligation to deliver vested shares in the future.

In December 2003, we received $8.5 million from the sale of one natural gas turbine.

In June 2003, Kinder Morgan Energy Partners issued 4.6 million common units in a public offering at a price of $39.35 per common unit, receiving total net proceeds (after underwriting discount) of $173.3 million. We did not acquire any of these common units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 19.28% to approximately 18.86% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $14.9 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $21.4 million, (ii) associated accumulated deferred income taxes by $2.5 million and (iii) paid-in capital by $4.0 million. In addition, in June 2003, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made a contribution of approximately $1.8 million; see Note 1(T).

On June 30, 2003, we received $3.8 million from the sale of our interest in Igasamex USA Ltd. We recorded a pre-tax loss of $4.3 million in conjunction with the sale.

On March 6, 2000, we received a promissory note from Orcom Solutions, Inc. as partial consideration for the sale of our en• able joint venture, which note was carried at nominal value due to concerns as to recoverability. During 2003, we received $5.4 million in settlement of this note, of which $2.7 million was paid to PacifiCorp reflecting its 50% interest in en•able. In conjunction with this settlement, we recorded a pre-tax gain of $2.9 million.

In August 2002, Kinder Morgan Energy Partners issued i-units in conjunction with the Kinder Morgan Management secondary public offering of its shares to the public. We did not acquire any of the Kinder Morgan Management shares in the secondary offering. This issuance of i-units reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 20.4 percent to approximately 19.1 percent and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $17.5 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $64.9 million, (ii) paid-in capital by $29.4 million and (iii) associated accumulated deferred income taxes by $18.0 million. In addition, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made a contribution of approximately $3.4 million; see Notes 1(T) and 3.

In May 2000, Kinder Morgan Power and Mirant Corporation (formerly Southern Energy Inc.) announced plans to build a 550 megawatt natural gas-fired electric power plant in Wrightsville, Arkansas, utilizing Kinder Morgan Power's Orion technology. Construction of this facility was completed on July 1, 2002 and commercial operations commenced. Mirant Corporation operates and maintains the Wrightsville facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power made an investment in the project company, comprised primarily of preferred stock. This facility has not been dispatched significantly since July 1, 2002. In October 2003, the project company was included in Mirant Corporation's bankruptcy filing. In the fourth quarter of 2003, we wrote off our remaining investment in the Wrightsville power facility.

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550-megawatt natural gas-fired Orion technology electric power plant in Jackson, Michigan. Effective July 1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC valued at approximately $105 million; and, (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Williams Energy Marketing and Trading supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC.

In May 2002, Horizon Pipeline Company, L.L.C. ("Horizon"), a joint venture between Nicor-Horizon, a subsidiary of Nicor Inc. (NYSE: GAS), and Natural Gas Pipeline Company of America, completed and placed into service its new $82 million natural gas pipeline in northern Illinois. This pipeline is being operated as an interstate pipeline company under the authority of the Federal Energy Regulatory Commission ("FERC"). Horizon's natural gas pipeline consists of 28 miles of newly constructed 36-inch diameter pipe, the lease of capacity in 42 miles of existing pipeline from Natural Gas Pipeline Company of America, and newly installed gas compression facilities. Horizon Pipeline can transport up to 380 million cubic feet of natural gas per day from near Joliet into McHenry County, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and the existing Natural Gas Pipeline Company of America pipeline system.

On December 28, 2001, we completed the previously announced sale of certain assets in the Wattenberg field area of the Denver-Julesberg Basin to Kerr-McGee Gathering LLC (formerly HS Resources, Inc.). Under terms of agreements with them, Kerr-McGee Gathering LLC has operated these assets since December 1999 and made monthly payments to us until the sale of assets was completed. We recorded a pre-tax loss of $22.1 million in conjunction with this sale, included in the caption "Other Net" in the accompanying Consolidated Statement of Operations for 2001.

Effective December 1, 2001, we purchased natural gas distribution assets from Citizens Communications Company for approximately $11 million in cash and assumed liabilities. These natural gas distribution assets serve approximately 13,400 residential, commercial and agricultural customers in Bent, Crowley, Otero, Archuleta, La Plata and Mineral Counties in Colorado. On October 31, 2001, the Colorado Public Utilities Commission approved this transaction.

In May 2001, Kinder Morgan Energy Partners issued i-units in conjunction with the Kinder Morgan Management initial public offering of its shares to the public. This issuance of i-units reduced our percentage ownership of Kinder Morgan Energy Partners from approximately 22.7 percent to approximately 20.8 percent and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners by $145.1 million, (ii) associated accumulated deferred income taxes by $18.9 million and (iii) paid-in capital by $28.3 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $97.9 million and (ii) monthly amortization of the equity method goodwill by $192,000 (which amortization ended January 1, 2002; see Note 1(O)). In addition, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships we made a contribution of approximately $11.7 million; see Notes 1(T) and 3.

In December 2000, we contributed certain assets to Kinder Morgan Energy Partners effective December 31, 2000. During 2001, we made a final working capital adjustment associated with this transfer, and reduced our provision for exposure under an indemnification provision of the contribution agreement, resulting in positive pre-tax adjustments of $17.0 million and $9.9 million. A final pre-tax adjustment of $10.4 million was made at December 31, 2002, the expiration of the indemnification obligations. In each case these amounts were adjusted for our continuing interest in the assets transferred.

6.  Revaluation of Power Investments

During 2002, we noted and reported a number of negative factors affecting the market for electric power and the announced plans for future power plant development, as well as the declining financial condition of many participants in electric markets, including certain of our partners in our power development activities. In the fourth quarter of 2002, we completed our analysis of these developments and their likely impact on our business activities in this arena. As a result of that analysis, we elected to discontinue our participation in the power development business and reduced the carrying value of our investments in (i) sites for future power plant development and (ii) turbines and associated equipment, in each case to their estimated fair value less cost to sell. In addition, we reduced the carrying value of our preferred investment in the Wrightsville, Arkansas power generation facility to reflect an other than temporary decline in its value. In total, these charges reduced our pre-tax earnings by $134.5 million. During the fourth quarter of 2003, we announced that, due principally to the fact that Mirant had placed the Wrightsville, Arkansas plant in bankruptcy during October, we would be assessing the long-term prospects for this facility during the fourth quarter and that a reduction in the plant's carrying value was possible. During the fourth quarter of 2003 we completed our analysis and determined that it was no longer appropriate to assign any carrying value to our investment in this facility and recorded a $44.5 million pre-tax charge. We are engaged in ongoing efforts to sell our remaining turbines and associated equipment. During 2003, we sold one turbine; see Note 5.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), our consolidated financial statements have been restated to present these businesses as discontinued operations for all periods presented. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported in the various statements under the captions "Loss on Disposal of Discontinued Operations, Net of Tax"; "Net Cash Flows Used in Discontinued Operations" and "Net Cash Flows Provided by Discontinued Investing Activities" for all relevant periods. In addition, certain of these Notes have been restated for all relevant periods to reflect the discontinuance of these operations.

With the exception of our international operations, which we decided to retain, we completed the divestiture of our discontinued operations by December 31, 2000. In the fourth quarter of 2002, we recorded an incremental loss of approximately $5.0 million (net of tax benefit of $3.1 million) to increase previously recorded liabilities to reflect updated estimates. We had a remaining liability of approximately $5.4 million at December 31, 2003 associated with these discontinued operations, representing an indemnification obligation associated with our sale of assets to ONEOK, Inc. ("ONEOK").

8.  Regulatory Matters

On July 17, 2000, Natural Gas Pipeline Company of America filed its compliance plan, including pro forma tariff sheets, pursuant to the Federal Energy Regulatory Commission's ("FERC") Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in these Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. On November 21, 2002, the FERC issued an order approving much of Natural Gas Pipeline Company of America's Order 637 filing, but requiring additional changes. The primary changes relate to Natural Gas Pipeline Company of America's segmentation proposal, the ability of shippers to designate additional primary points on a segmented release, a shipper's rights to request discounts at alternate points and Natural Gas Pipeline Company of America's unauthorized overrun charges. Natural Gas Pipeline Company of America made its compliance filing on December 23, 2002 and filed for rehearing. Other parties have objected to certain aspects of Natural Gas Pipeline Company of America's compliance filing. On May 14, 2003, the FERC issued an order accepting most of Natural Gas Pipeline Company of America's compliance filing, but requiring additional changes, particularly regarding the designation of additional primary points for a segmented release. This order also established an effective date for Natural Gas Pipeline Company of America's Order 637 provisions of December 1, 2003. Natural Gas Pipeline Company of America made its further compliance filing on

June 13, 2003. Limited protests have been filed. The Order No. 637 tariff provisions for Natural Gas Pipeline Company of America became effective on December 1, 2003, although certain aspects of these provisions are subject to FERC review of the most recent compliance filing, which is still pending FERC action.

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

On October 31, 2002, the FERC issued an order in response to the D.C. Circuit's remand of certain Order 637 issues. The order: (i) eliminated the requirement of a 5-year cap on bid terms that an existing shipper would have to match in the right of first refusal process, and found that no term matching cap at all is necessary given existing regulatory controls and (ii) affirmed the FERC's policy that a segmented transaction consisting of both a forward-haul up to contract demand and a backhaul up to contract demand to the same point is permissible, and accordingly required, under Section 5 of the Natural Gas Act, pipelines that the FERC had previously found must permit segmentation on their systems to file tariff revisions within 30 days to permit such segmented forward-haul and backhaul transactions to the same point. On January 29, 2004, the FERC issued an order denying rehearing and reaffirming these rulings.

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline must file a compliance plan by that date and must be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (termed "Energy Affiliates"), including intrastate/Hinshaw pipelines, processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies are excluded, however, if they do not make off-system sales. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their Energy Affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from the interstate pipeline to an Energy Affiliate. Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, filed for clarification and rehearing of Order No. 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. To date the FERC has not acted on these hearing requests. On February 9, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, all of these interstate pipelines filed a joint request with the interstate pipelines owned by Kinder Morgan Energy Partners asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. Separation from these entities would be the most burdensome requirement of the new rules for us.

The FERC, in a Notice of Proposed Rulemaking in RM02-14-000, has proposed new regulation of cash management practices, including establishing limits on the amount of funds that can be swept from a regulated subsidiary to a non-regulated parent company. Natural Gas Pipeline Company of America filed comments on August 28, 2002. On June 26, 2003, the FERC issued an interim rule to be effective in August 2003, under which regulated companies are required to document cash management arrangements and transactions. The FERC eliminated the proposal that, as a prerequisite to participation in cash management programs, regulated companies must maintain a 30 percent equity balance and investment grade credit rating. On October 22, 2003, the FERC issued its final rule amending its regulations effective November 2003 which, among other things, requires FERC-regulated entities to file their cash management agreements with the FERC and to notify the FERC within 45 days after the end of the quarter when their proprietary capital ratio drops below 30 percent, and when it subsequently returns to or exceeds 30 percent. In compliance with the final rule, Natural Gas Pipeline Company of America and TransColorado submitted their cash management agreements to the FERC in December 2003. On February 11, 2004, the FERC eliminated the notification requirement discussed preceding as part of issuing Order No. 646, which requires quarterly financial reporting.

On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of our contracts on our FERC regulated natural gas pipelines; consequently, we do not believe that this Modification to Policy Statement will have a material impact on our operations, financial results or cash flows. Rehearing on this aspect of the Modification to Policy Statement has been sought by Natural Gas Pipeline Company of America and others, but the FERC has not yet acted on rehearing.

As a part of the settlement of litigation styled, Jack J. Grynberg, individually and as general partner for the Greater Green River Basin Drilling Program: 72-73 v. Rocky Mountain Natural Gas Company and K N Energy, Inc., Case No. 90-CV-3686, in early 2002, Mr. Grynberg received $16.8 million from us (including forgiveness of a $10.4 million obligation owing from Mr. Grynberg) and an additional $15.6 million was paid into escrow. Rocky Mountain Natural Gas Company agreed to seek to recover these amounts from its customers/rate payers in a proceeding before the Public Utilities Commission for the State of Colorado (the "CPUC"). Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. made regulatory filings with the CPUC on September 30, 2002, proposing recovery of these amounts as part of their annual Gas Cost Adjustment filing process. We proposed to collect these litigated gas costs, including associated carrying charges, over a 15-year amortization period. On October 30, 2002, the CPUC decided, in open meeting, to allow us to place rates in effect and begin recovery of these costs effective November 1, 2002, subject to refund pending a final determination as to our ability to recover these costs in our rates. An uncontested Stipulation and Settlement Agreement was filed with the CPUC on June 20, 2003, providing for full rate recovery by Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. of $30,173,472 of gas cost payments to Mr. Grynberg. It also provided for $14,451,528 of allowable interest recovery to Rocky Mountain Natural Gas Company and Kinder Morgan, Inc. The total settlement amount of $44,625,000 will be recovered through a special rate rider over a fifteen year period which commenced on November 1, 2002. Following a hearing on July 14, 2003, the presiding administrative law judge issued a recommended decision on September 15, 2003, approving the settlement without modification. That recommended decision became the decision of the Commission by operation of law and is now in effect. The time for appealing the CPUC's decision expired on November 6, 2003, and $13,281,250, plus interest, was released from escrow for disbursement to Mr. Grynberg, and $2,343,750, plus interest, was released from escrow for disbursement to us.

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

9.  Environmental and Legal Matters

(A) Environmental Matters

We have an established environmental reserve of approximately $14.4 million at December 31, 2003 to address remediation issues associated with approximately 35 projects. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with environmental regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

(B) Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The complaint asks to recover all royalties the Government allegedly should have received had the volume and heating content of the natural gas been valued properly, along with treble damages and civil penalties as provided for in the False Claims Act. Mr. Grynberg, as relator, seeks his statutory share of any recovery, plus expenses and attorney fees and costs. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of the plaintiff's valuation claims has been granted by the Court. Mr. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery is now underway to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend.

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

Adams vs. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, filed in the United States District Court for the District of Colorado. The case was originally filed on March 8, 2000 and is a purported class action. As of this date no class has been certified. Plaintiffs seek compensatory damages against all defendants jointly and severally, together with interest, attorney fees and expenses. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of accounting principles generally accepted in the United States of America during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court's dismissal, but upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003.

Darrell Sargent d/b/a Double D Production v. Parker & Parsley Gas Processing Co., American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 878, filed in the 100th Judicial District Court, Carson County, Texas. The plaintiff filed a purported class action suit in 1999 and amended its petition in late 2002 to assert claims on behalf of over 1,000 producers who process gas through as many as ten gas processing plants formerly owned by American Processing, L.P. ("American Processing"), a former wholly owned subsidiary of Kinder Morgan, Inc. in Carson and Gray counties and other surrounding Texas counties. The plaintiff claims that American Processing (and subsequently ONEOK, which purchased American Processing from us in 2000) improperly allocated liquids and gas proceeds to the producers. In particular, among other claims, the plaintiff challenges the methods and assumptions used at the plants to allocate liquids and gas proceeds among the producers and processors. The petition asserts claims for breach of contract and Natural Resources Code violations relating to the period from 1994 to the present. To date, the plaintiff has not made a specific monetary demand nor produced a specific calculation of alleged damages. The plaintiff has alleged generally in the petition that damages are "not to exceed $200 million" plus attorney's fees, costs and interest. The defendants have filed a counterclaim for overpayments made to producers.

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

Manna Petroleum Services, L.P., et al. v. American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 31,485, filed in the 223rd Judicial District Court of Gray County, Texas. The plaintiff filed suit in late 1999 and alleges that American Processing (and subsequently ONEOK) improperly allocated liquids and gas proceeds. The defendants filed a counterclaim for overpayments to the plaintiff. This suit, which was filed by the same attorney who represents the purported class in the Sargent case discussed above, involves similar allegations as those presented in Sargent except this suit is not styled as a class action. The parties recently completed fact and expert discovery. Cross motions for summary judgment are pending and trial is scheduled to occur in 2004. Based on information obtained in discovery, we believe plaintiff's alleged damages (which are in dispute) are less than $1.0 million such that an adverse judgment, if any, would not have a material adverse effect on our business. Barring unforeseen developments, future reports will not include a summary description of this matter.

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

10.  Property, Plant and Equipment

Investments in property, plant and equipment ("PP&E"), at cost, and accumulated depreciation and amortization ("Accumulated D&A") are as follows:

	December 31, 2003
	Property, Plant and Equipment	Accumulated D&A	Net
	(In thousands)
Natural Gas Pipelines	$ 6,106,668	$ 384,680	$ 5,721,988
Retail Natural Gas Distribution	343,665	133,998	209,667
Electric Power Generation	39,220	6,861	32,359
General and Other	192,331	72,408	119,923
PP&E Related to Continuing Operations	$ 6,681,884	$ 597,947	$ 6,083,937
	============	============	============

	December 31, 2002
	Property, Plant and Equipment	Accumulated D&A	Net
	(In thousands)
Natural Gas Pipelines	$ 6,017,871	$ 305,648	$ 5,712,223
Retail Natural Gas Distribution	334,406	124,274	210,132
Electric Power Generation	39,105	5,895	33,210
General and Other	153,036	60,494	92,542
PP&E Related to Continuing Operations	$ 6,544,418	$ 496,311	$ 6,048,107
	============	============	============

11. Income Taxes

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current Tax Provision:
Federal	$ 187,460	$ 61,108	$ (4,184)
State	27,810	17,270	24,786
	215,270	78,378	20,602

Deferred Tax Provision:
Federal	30,287	85,026	128,266
State	(957)	(28,385)	10,689
	29,330	56,641	138,955
Total Tax Provision	$ 244,600	$ 135,019	$ 159,557
	=========	=========	=========

Effective Tax Rate	39.1%	30.5%	41.4%
	=====	=====	=====

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2003	2002	2001

Federal Income Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) as a Result of:
State Income Tax, Net of Federal Benefit	2.8%	3.0%	5.7%
Kinder Morgan Management Minority Interest	2.5%	2.8%	1.4%
Deferred Tax Rate Change	-	(4.9%)	-
Prior Year Adjustments	-	(1.9%)	-
Resolution of Internal Revenue Service Audit	-	(2.0%)	-
Other	(1.2%)	(1.5%)	(0.7%)
Effective Tax Rate	39.1%	30.5%	41.4%
	=====	=====	=====

Income taxes included in the financial statements were composed of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Continuing Operations	$ 244,600	$ 135,019	$ 159,557
Discontinued Operations	-	(3,056)	-
Cumulative Effect of Transition Adjustment	-	-	(7,922)
Equity Items	(38,468)	(44,867)	43,866
Total	$ 206,132	$ 87,096	$ 195,501
	=========	=========	=========

Deferred tax assets and liabilities result from the following:

	December 31,
	2003	2002
	(In thousands)
Deferred Tax Assets:
Postretirement Benefits	$ 14,262	$ 14,011
Gas Supply Realignment Deferred Receipts	6,275	6,766
State Taxes	102,357	101,846
Book Accruals	42,903	93,819
Derivatives	26,298	18,829
Discontinued Operations	21,370	2,618
Capital Loss Carryforwards	6,930	-
Other	10,176	8,958
Total Deferred Tax Assets	230,571	246,847
Deferred Tax Liabilities:
Property, Plant and Equipment	2,145,518	1,983,060
Investments	523,932	696,251
Prepaid Pension Costs	21,233	178
Rate Matters	13,153	-
Other	4,064	3,138
Total Deferred Tax Liabilities	2,707,900	2,682,627
Net Deferred Tax Liabilities	$2,477,329	$2,435,780
	==========	==========

The effective tax rate for 2002 was reduced by approximately two percent, principally due to a decrease in the provision for state income taxes. As a result, deferred tax liabilities were decreased by approximately $21.0 million. Also, during 2002, we resolved certain issues with the Internal Revenue Service at amounts less than those previously accrued.

12. Financing

(A) Notes Payable

At December 31, 2003, we had available a $445 million 364-day credit facility dated October 14, 2003, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program, and include covenants that are common in such arrangements. For example, both facilities require consolidated debt to be less than 65% of consolidated capitalization. Also, both of the bank facilities require the debt of consolidated subsidiaries to be less than 10% of our consolidated debt and require the consolidated debt of each material subsidiary to be less than 65% of our consolidated total capitalization. In addition, both credit agreements require our consolidated net worth (inclusive of trust preferred securities) be at least $1.7 billion plus 50% of consolidated net income earned for each fiscal quarter beginning with the third quarter of 2002. Under the bank facilities, we are required to pay a facility fee based on the total commitment, at a rate that varies based on our senior debt investment rating. Facility fees paid in 2003 and 2002 were $1.3 million and $1.0 million, respectively. At December 31, 2003 and 2002, no amounts were outstanding under the bank facilities.

Commercial paper issued by us and supported by the bank facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 2003, all commercial paper was redeemed within 83 days, with interest rates ranging from 1.03 percent to 1.60 percent. Commercial paper outstanding at December 31, 2003 was $127.9 million. No commercial paper was outstanding at December 31, 2002. Average short-term borrowings outstanding during 2003 and 2002 were $190.4 million and $415.2 million, respectively. During 2003 and 2002, the weighted-average interest rates on short-term borrowings outstanding were 1.30 percent and 2.07 percent, respectively.

(B) Long-term Debt

	December 31,
	2003	2002
	(In thousands)
Debentures:
6.50% Series, Due 2013	$ 50,000	$ 50,000
8.75% Series, Due 2024	75,000	75,000
7.35% Series, Due 2026	125,000	125,000
6.67% Series, Due 2027	150,000	150,000
7.25% Series, Due 2028	493,000	493,000
7.45% Series, Due 2098	150,000	150,000
Senior Notes:
6.45% Series, Due 2003	-	500,000
6.65% Series, Due 2005	500,000	500,000
6.80% Series, Due 2008	300,000	300,000
6.50% Series, Due 2012	1,000,000	1,000,000
Other	-	11,083
Deferrable Interest Debentures Issued to Subsidiary Trusts[1]:
8.56% Junior Subordinated Deferrable Interest Debentures Due 2027	103,100	-
7.63% Junior Subordinated Deferrable Interest Debentures Due 2028	180,500	-
Carrying Value Adjustment for Interest Rate Swaps[2]	71,823	139,589
Unamortized Gain on Termination of Interest Rate Swap	16,419	-
Unamortized Premium on Long-term Debt	3,798	4,237
Unamortized Debt Discount	(4,311)	(4,872)
Current Maturities of Long-term Debt	(5,000)	(501,267)
Total Long-term Debt	$3,209,329	$2,991,770
	==========	==========

1	As a result of a recent change in accounting standards, the subsidiary trusts associated with these securities are no longer consolidated, effective December 31, 2003. See Note 20.
2	Adjustment of carrying value of long-term securities subject to outstanding interest rate swaps; see Note 14.

Maturities of long-term debt (in thousands) for the five years ending December 31, 2008 are $5,000, $505,000, $5,000, $5,000, and $305,000, respectively.

The 2013 Debentures and the 2003 and 2005 Senior Notes are not redeemable prior to maturity. The 2028 and 2098 Debentures and the 2008 and 2012 Senior Notes are redeemable in whole or in part, at our option at any time, at redemption prices defined in the associated prospectus supplements. The 2024, 2026 and 2027 Debentures are redeemable in whole or in part, at our option after October 15, 2004, August 1, 2006, and November 1, 2004, respectively, at redemption prices defined in the associated prospectus supplements. The Junior Subordinated Deferrable Interest Debentures are redeemable in whole or in part, (i) at our option after April 14, 2007 and (ii) at any time in certain limited circumstances upon the occurrence of certain events and at prices, all defined in the associated prospectus supplements. Upon redemption by us or at maturity of the Junior Subordinated Deferrable Interest Debentures, we must use the proceeds to make redemptions of the Capital Trust Securities on a pro rata basis.

On November 1, 2002, we retired the full $35 million of our 8.35% Series Sinking Fund Debentures due September 15, 2022 at a premium of 104.175% of the face amount of the debentures. We recorded a loss of $1.0 million (net of associated tax benefit of $0.7 million) in connection with this early extinguishment of debt. This loss, and the loss recorded in conjunction with the early extinguishment of debt associated with the retirement of our 7.85% Series Debentures described below, are included under the caption "Other, Net" in the accompanying Consolidated Statement of Operations for 2002.

On October 10, 2002, we retired our $200 million of Floating Rate Notes due October 10, 2002, utilizing a combination of cash and incremental short-term debt. We issued these Floating Rate Notes on

October 10, 2001. Effective September 1, 2002, we retired our $24 million of 7.85% Series Debentures due September 1, 2022 at par. We recorded a loss of $420 thousand (net of associated tax benefit of $275 thousand) in conjunction with this early extinguishment of debt, consisting of the unamortized debt expense associated with these debentures.

On August 27, 2002, we issued $750 million of our 6.50% Senior Notes due September 1, 2012, in an offering made pursuant to Rule 144A of the regulations of the Securities and Exchange Commission, with registration rights. The proceeds were used to retire our short-term notes payable then outstanding, with the balance invested in short-term commercial paper and money market funds. On November 18, 2002, we completed an exchange offer to exchange these notes for our 6.50% Senior Notes due September 1, 2012, which have been registered under the Securities Act of 1933. These new notes have the same form and terms and evidence the same debt as the original notes, and were offered for exchange to satisfy our obligation to exchange the original notes for registered notes. In December 2002, we re-opened this issue and sold an additional $250 million of 6.50% Senior Notes, which we also exchanged for registered securities pursuant to our currently effective registration statement on Form S-4, in an exchange offer that was completed on March 21, 2003.

On November 30, 2001, our Premium Equity Participating Security Units matured, which resulted in our receipt of $460 million in cash and our issuance of 13,382,474 shares of additional common stock. We used the cash proceeds to retire the $400 million of 6.45% Series of Senior Notes that became due on the same date and a portion of our short-term borrowings then outstanding.

On September 10, 2001, we retired our $45 million of 9.625% Series Sinking Fund Debentures due March 1, 2021, utilizing incremental short-term borrowings. In March 2001, we retired (i) our $400 million of Reset Put Securities due March 1, 2021 and (ii) our $20 million of 9.95% Series Sinking Fund Debentures due 2020, utilizing a combination of cash and incremental short-term borrowings. In conjunction with these early extinguishments of debt, we recorded losses of $13.6 million (net of associated tax benefit of $9.0 million). These losses are included under the caption, "Other, Net" in the accompanying Consolidated Statement of Operations for 2001.

At December 31, 2003 and 2002, the carrying amount of our long-term debt was $3.2 billion and $3.5 billion, respectively. The estimated fair values of our long-term debt at December 31, 2003 and 2002 are shown in Note 18.

(C) Capital Trust Securities

Our business trusts, K N Capital Trust I and K N Capital Trust III, are obligated for $100 million of 8.56% Capital Trust Securities maturing on April 15, 2027 and $175 million of 7.63% Capital Trust Securities maturing on April 15, 2028, respectively. As a result of adopting a recent accounting pronouncement, (see Note 20), effective December 31, 2003, we (i) no longer include the transactions and balances of K N Capital Trust I and K N Capital Trust III in our consolidated financial statements and (ii) began including our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts in a separate caption under the heading "Long-term Debt" in our Consolidated Balance Sheets. In addition, effective July 1, 2003 we (i) reclassified our trust preferred securities to the debt portion of our balance sheet and (ii) began classifying payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest. For periods and dates prior to July 1, 2003, the Capital Securities are treated as a minority interest, shown in our Consolidated Balance Sheets under the caption "Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of Kinder Morgan," and periodic payments made to the holders of these securities are classified under "Minority Interests" in our Consolidated Statements of Operations. See Note 18 for the fair value of these securities.

(D) Common Stock

On February 13, 2004, we paid a cash dividend on our common stock of $0.5625 per share to stockholders of record as of January 30, 2004.

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million and $500 million in February 2002, July 2002 and November 2003, respectively. As of December 31, 2003, we had repurchased a total of approximately $452.7 million (9,032,800 shares) of our outstanding common stock under the program, of which $38.0 million (724,600 shares) and $144.3 million (3,013,400 shares) were repurchased in the years ended December 31, 2003 and 2002, respectively.

(E) Kinder Morgan Management, LLC

In May 2001, Kinder Morgan Management, one of our indirect subsidiaries, issued and sold its shares in an underwritten initial public offering. The net proceeds of $991.9 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. Upon purchase of the i-units, Kinder Morgan Management became a partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner the responsibility to manage and control Kinder Morgan Energy Partners' business and affairs. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. In the initial public offering, 10 percent of Kinder Morgan Management's shares were purchased by Kinder Morgan, Inc., with the balance purchased by the public. The equity interest in Kinder Morgan Management (our consolidated subsidiary) purchased by the public created an additional minority interest on our balance sheet of $892.7 million at the time of the transaction. See Note 3 for additional information regarding these transactions.

In January 2003, our board of directors approved a plan to purchase shares of Kinder Morgan Management on the open market. During 2003 we purchased $0.9 million (29,000 shares) of Kinder Morgan Management stock.

On August 6, 2002, Kinder Morgan Management closed the issuance and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy additional i-units from Kinder Morgan Energy Partners. We did not purchase any of the offered shares.

13. Preferred Stock

We have authorized 200,000 shares of Class A and 2,000,000 shares of Class B preferred stock, all without par value. At December 31, 2003, 2002 and 2001, we did not have any outstanding shares of preferred stock.

14. Risk Management

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively, "Statement 133." Statement 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accompanying Consolidated

Balance Sheet as of December 31, 2003, includes, exclusive of amounts related to interest rate swaps as discussed below, balances of approximately $7.4 million, $41 thousand, $17.7 million and $51 thousand in the captions "Current Assets: Other," "Deferred Charges and Other Assets," "Current Liabilities: Other," and "Other Liabilities and Deferred Credits: Other" respectively, related to these derivative financial instruments. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, Statement 133 allows a derivative's gains and losses to offset related results from the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

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

We enter into these transactions only with counterparties whose debt securities are rated investment grade by the major rating agencies. In general, the risk of default by these counterparties is low. However, we experienced a loss during 2001 as discussed following.

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

During the three years ended December 31, 2003, all of our natural gas derivative activities were designated and qualified as cash flow hedges. We recognized a pre-tax gain of approximately $56,000 in 2003 and pre-tax losses of approximately $46,000 and $5,000 in 2002 and 2001, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statements of Operations. There was no component of these derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

As the hedged sales and purchases take place and we record them into earnings, we will also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during 2004, substantially all of the accumulated other comprehensive income balance of $7.2 million at December 31, 2003, representing unrecognized net losses on derivative activities. During the three years ended December 31, 2003, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

We also provide certain administrative risk management services to Kinder Morgan Energy Partners, although Kinder Morgan Energy Partners retains the obligations and rights arising from all derivative transactions entered into on its behalf.

Our outstanding fixed-to-floating interest rate swap agreements had a notional principal amount of $1.5 billion at December 31, 2003. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under Statement 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $71.8 million at December 31, 2003 is included in the caption "Deferred Charges and Other Assets" in the accompanying Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually. Based on the long-term debt effectively converted to floating rate debt as a result of the swaps discussed above and our $127.9 million of outstanding commercial paper at December 31, 2003, the market risk related to a one percent change in interest rates would result in a $16.3 million annual impact on pre-tax income.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million in cash. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $16.4 million at December 31, 2003 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying Consolidated Balance Sheet.

Following is selected information concerning our natural gas risk management activities:

	December 31, 2003
	Commodity Contracts	Over-the-Counter Swaps and Options	Total
	(Dollars in thousands)

Deferred Net Loss	$ (2,868)	$ (6,951)	$ (9,819)
Contract Amounts - Gross	$ 102,953	$ 124,246	$ 227,199
Contract Amounts - Net	$ (65,828)	$ (29,691)	$ (95,519)

	(Number of Contracts1)
Notional Volumetric Positions: Long	337	785
Notional Volumetric Positions: Short	(1,612)	(1,457)
Net Notional Totals To Occur in 2004	(1,275)	(672)
Net Notional Totals To Occur in 2005 and Beyond	-	-

1 A term of reference describing a volumetric unit of commodity trading. One natural gas contract equals 10,000 MMBtus.

Our over-the-counter swaps and options are with a number of parties, each of which is an investment grade credit. At December 31, 2003, we were not owed money by any counterparties, and therefore have no credit exposure.

15. Employee Benefits

(A) Retirement Plans

We have defined benefit pension plans covering eligible full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the

Employee Retirement Income Security Act of 1974, as amended. Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. Plan assets included our common stock valued at $20.4 million and $14.3 million as of December 31, 2003 and 2002, respectively. The measurement date for our retirement plans is December 31.

Net periodic pension cost includes the following components:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Service Cost	$ 8,133	$ 7,121	$ 5,329
Interest Cost	11,118	10,484	9,421
Expected Return on Assets	(13,282)	(15,665)	(15,145)
Net Amortization and Deferral	1,625	21	(1,282)
Settlement Loss	-	76	-
Net Periodic Pension (Benefit) Cost	$ 7,594	$ 2,037	$ (1,677)
	==========	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

	2003	2002
	(In thousands)
Benefit Obligation at Beginning of Year	$ (162,181)	$ (140,767)
Service Cost	(8,133)	(7,121)
Interest Cost	(11,118)	(10,484)
Actuarial (Gain) Loss	(8,416)	(6,629)
Benefits Paid	8,986	9,021
Settlement Loss	-	(70)
Plan Amendments	-	(1,482)
Business Combinations/Mergers	-	(4,649)
Benefit Obligation at End of Year	$ (180,862)	$ (162,181)
	==========	==========

The accumulated benefit obligation through December 31, 2003 and 2002 was $170.9 million and $153.4 million, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans' assets, the plans' funded status and prepaid (accrued) pension cost:

	December 31,
	2003	2002
	(In thousands)
Fair Value of Plan Assets at Beginning of Year	$ 147,591	$ 149,477
Actual Return on Plan Assets During the Year	37,971	(17,739)
Contributions by Employer	9,034	20,238
Benefits Paid During the Year	(8,986)	(9,021)
Business Combinations/Mergers	-	4,636
Fair Value of Plan Assets at End of Year	185,610	147,591
Benefit Obligation at End of Year	(180,862)	(162,181)
Plan Assets in Excess of (Less Than) Projected Benefit Obligation	4,748	(14,590)
Unrecognized Net (Gain) Loss	19,802	37,683
Prior Service Cost Not Yet Recognized in Net Periodic Pension Costs	2,017	2,195
Unrecognized Net Asset at Transition	(196)	(358)
Prepaid Pension Cost Prior to Adjustment to Recognize
Minimum Liability	26,371	24,930
Adjustment to Recognize Minimum Liability	-	(30,787)
Prepaid /(Accrued) Pension Cost After Adjustment to Recognize
Minimum Liability	$ 26,371	$ (5,857)
	==========	==========

For 2004, we do not expect to make any contributions to the Plan.

As is required by SFAS No. 87, Employers' Accounting for Pensions, for plans where the accumulated benefit obligation exceeds the fair value of plan assets, we have recognized in the accompanying Consolidated Balance Sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax impact. As of December 2002, this minimum liability amounted to $5.9 million. At December 31, 2003, the fair value of plan assets exceeded the accumulated benefit obligation; therefore, no minimum liability was recognized. Prepaid pension cost as of December 31, 2003 is recognized under the caption, "Current Assets: Other" in the accompanying Consolidated Balance Sheets.

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

In 2000, we merged the Kinder Morgan Bulk Terminals Retirement Savings Plan and the Kinder Morgan Retirement Savings Plan with the Kinder Morgan Profit Sharing and Savings Plan, a defined contribution plan. The merged plan was renamed the Kinder Morgan, Inc. Savings Plan. On July 2, 2000, we began making regular contributions to the Plan. Contributions are made each pay period in an amount equal to 4% of compensation on behalf of each eligible employee. All contributions are in the form of Company stock, which is immediately convertible into other available investment vehicles at the employee's discretion. On July 25, 2000, our Board of Directors authorized an additional 6 million shares to be issued through the Plan, for a total of 6.7 million shares available. In addition to the above contributions, we may make annual discretionary contributions based on our performance. These contributions are made in the year following the year for which the contribution amount is calculated. The total amount contributed for 2003, 2002 and 2001 was $11.5 million $11.4 million and $9.5 million, respectively.

(B) Other Postretirement Employee Benefits

We have a defined benefit postretirement plan providing medical and life insurance benefits upon retirement for eligible employees and their eligible dependents. We fund a portion of the future expected postretirement benefit cost under the plan by making payments to Voluntary Employee Benefit Association trusts. Plan assets consist primarily of pooled fixed income funds. The measurement date for our postretirement plan is December 31.

Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Service Cost	$ 406	$ 419	$ 340
Interest Cost	6,968	7,251	7,266
Expected Return on Assets	(5,450)	(6,721)	(5,431)
Net Amortization and Deferral	3,333	2,352	1,501
Net Periodic Postretirement Benefit Cost	$ 5,257	$ 3,301	$ 3,676
	==========	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

	2003	2002
	(In thousands)

Benefit Obligation at Beginning of Year	$ (105,278)	$ (101,063)
Service Cost	(406)	(419)
Interest Cost	(6,968)	(7,251)
Actuarial Gain (Loss)	(6,151)	(9,304)
Benefits Paid	15,510	16,440
Retiree Contributions	(3,646)	(3,681)
Benefit Obligation at End of Year	$ (106,939)	$ (105,278)
	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets, the plan's funded status and the amounts included under the caption "Other" in the category "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets:

	December 31,
	2003	2002
	(In thousands)

Fair Value of Plan Assets at Beginning of Year	$ 65,084	$ 80,098
Actual Return on Plan Assets	6,382	(2,522)
Contributions by Employer	5,000	-
Retiree Contributions	3,637	4,715
Benefits Paid	(17,410)	(11,332)
Asset Value Adjustment	-	(5,875)
Fair Value of Plan Assets at End of Year	62,693	65,084
Benefit Obligation at End of Year	(106,939)	(105,278)
Excess of Projected Benefit Obligation Over Plan Assets	(44,246)	(40,194)
Unrecognized Net (Gain) Loss	54,283	49,284
Unrecognized Net Obligations at Transition	8,361	9,291
Unrecognized Prior Service Cost	2,329	2,567
Prepaid Expense	$ 20,727	$ 20,948
	===========	===========

We do not expect to make any significant contributions to the plan in 2004.

A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 2003 net periodic postretirement benefit cost by approximately $5,680 ($5,234) and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $83,546 ($77,626).

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. In January 2004, the FASB issued Staff Position FAS 106-1 to provide guidance on accounting and disclosure for the Act as it pertains to postretirement benefit plans (see Note 20). The amounts presented for accumulated benefit obligation and net periodic postretirement benefit cost do not include the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy included in the Act is pending and that guidance, when issued, could require restatement of these amounts.

(C) Actuarial Assumptions

The assumptions used to determine benefit obligations for the pension and postretirement benefit plans were:

	December 31,
	2003	2002	2001
Discount Rate	6.50%	7.00%	7.25%
Expected Long-term Return on Assets	9.0%	9.0%	9.5%
Rate of Compensation Increase (Pension Plan Only)	3.5%	3.5%	3.5%

The assumptions used to determine net periodic benefit cost for the pension and postretirement benefits were:

	Year Ended December 31,
	2003	2002	2001
Discount Rate	7.0%	7.25%	7.75%
Expected Long-term Return on Assets	9.0%	9.5%	9.5%
Rate of Compensation Increase (Pension Plan Only)	3.5%	3.5%	3.5%

The assumed healthcare cost trend rates for the postretirement plan were:

	December 31,
	2003	2002	2001
Healthcare Cost Trend Rate Assumed for Next Year	3.0%	3.0%	3.0%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	3.0%	3.0%	3.0%
Year the Rate Reaches the Ultimate Trend Rate	2003	2002	2001

(D) Plan Investment Policies

The investment policies and strategies for the assets of our pension and retiree life and medical plans are established by the plans' Fiduciary Committee (the "Committee"). The stated philosophy of the Committee is to manage these assets in a manner consistent with the purpose for which the plans were established and the time frame over which the plans' obligations will be met. The objectives of the investment management program are to (1) ultimately achieve and maintain a fully funded status based on relevant actuarial assumptions, (2) have the ability to pay all plan obligations when due, (3) as a minimum, meet or exceed actuarial return assumptions and (4) earn the highest possible rate of return consistent with established risk tolerances. In seeking to meet these objectives, the Committee recognizes that prudent investing requires taking reasonable risks in order to raise the likelihood of achieving the targeted investment returns. In order to reduce portfolio risk and volatility, the Committee has adopted a strategy of using multiple asset classes. As of December 31, 2003, the following target asset allocation ranges were in effect (Minimum/Target/Maximum): Cash - 0%/0%/5%; Fixed Income - 20%/30%/40% and Equity - 60%/70%/80%. In order to achieve enhanced diversification, the equity category is further subdivided into sub-categories with respect to Kinder Morgan Stock, small cap vs. large cap, value vs. growth and international vs. domestic, each with its own target asset allocation (in the case of Kinder Morgan Stock, the allocation range was 5%/10%/15% at December 31, 2003).

In implementing its investment policies and strategies, the Committee has engaged a professional investment advisor to assist with its decision making process and has engaged professional money managers to manage plan assets. The Committee believes that such active investment management will achieve superior returns with comparable risk in comparison to passive management. Consistent with its goal of reasonable diversification, no manager of an equity portfolio for the plan is allowed to have more than 10% of the market value of the portfolio in a single security or weight a single economic sector more than twice the weighting of that sector in the appropriate market index. Finally, investment managers are not permitted to invest or engage in the following unless specific permission is given in writing (which permission has not been requested or granted by the Committee to-date): derivative instruments, except for the purpose of asset value protection (such as writing covered calls), direct ownership of letter stock, restricted stock, limited partnership units (unless the security is registered and listed on a domestic exchange), venture capital, short sales, margin purchases or borrowing money, stock loans and commodities. Certain other types of investments such as hedge funds and land purchases are not prohibited as a matter of policy but have not, as yet, been adopted as an asset class or received any allocation of fund assets.

(E) Return on Plan Assets

At December 31, 2002, our pension and retiree life and medical fund assets consisted of approximately 63.9% equity, 32.3% debt and 3.8% cash and cash equivalents. At December 31, 2003, the corresponding amounts were approximately 71.9% equity, 25.6% debt and 2.5% cash and cash equivalents. Historically over long periods of time, widely traded large-cap equity securities have provided a return of approximately 10%, while fixed income securities have provided a return of approximately 6%, indicating that a long-term expected return predicated on the asset allocation as of December 31, 2003 would be approximately 8.8% if the investments were made in the broad indexes. Since our pension funds are actively managed by professional managers who provide this service for a fee, we expect to earn a premium of 0.75% to 1.5% on the equity portion of our portfolio and 0.25% to 0.50% on the fixed income portion, over and above the fees we pay our money managers. Thus, on a weighted basis, we would expect to earn a premium of 0.7% to 1.15% due to active management. Our historical premium over a balanced index was 3.08%, 2.77% and 3.92% for the 1-year, 3-year and 5-year periods ended December 31, 2003, respectively. Therefore, using the low end of the range for the expected active management premium, we arrive at an overall expected return of 9.45%, which we have lowered slightly to 9% for purposes of making the required calculations.

16. Common Stock Option and Purchase Plans

We have the following stock option plans: The 1992 Non-Qualified Stock Option Plan for Non-Employee Directors, the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which also provides for the issuance of restricted stock) and the Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan. We also have an employee stock purchase plan.

We account for these plans using the "intrinsic value" method contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had we applied the "fair value" method contained in SFAS No. 123, Accounting for Stock-Based Compensation, our earnings would have been affected; see Note 1(S).

On October 8, 1999, our Board of Directors approved the creation of our 1999 stock option plan, a broadly based non-qualified stock option plan. Under the plan, options may be granted to individuals who are regular full-time employees, including officers and directors who are employees. Options under the plan vest in 25 percent increments on the anniversary of the grant over a four-year period from the date of grant. All options that have been granted under the plan have a 10-year life, and all options granted under the plan must be granted at not less than the fair market value of Kinder Morgan, Inc. common stock at the close of trading on the date of grant. On January 17, 2001, our Board of Directors approved an additional 5 million shares for future grants to participants in the 1999 Stock Option Plan, which brings the aggregate number of shares subject to the plan to 10.5 million. The Board also recommended, and our shareholders approved at our May 8, 2001 annual meeting, an additional 0.5 million shares for future grants to participants in the 1992 Directors' Plan, which brings the aggregate number of shares subject to that plan to 1.03 million. On July 16, 2003, approximately 706 thousand shares were granted to employees under the Long-term Incentive Plan. These shares will vest 100 percent after three years and have a 7-year life. It is anticipated that options with similar terms will be granted in future years under the 1999 stock option plan.

Under all plans, except the Long-term Incentive Plan, options must be granted at not less than 100 percent of the market value of the stock at the date of grant. Under the Long-term Incentive Plan options may be granted at less than 100 percent of the market value of the stock at the date of grant although we do not expect to make any grants of options at less than 100 percent of the market value of the stock at the grant date. Compensation expense was recorded totaling $3.4 million, $1.4 million and $0.6 million for 2003, 2002 and 2001, respectively, relating to restricted stock grants awarded under the plans.

Plan Name	Shares Subject to the Plan	Option Shares Granted Through December 31, 2003	Vesting Period	Expiration Period

1992 Directors' Plan	1,025,000	617,875	0 - 6 Months	10 Years
Long-term Incentive Plan	5,700,000	4,285,487	0 - 5 Years	5 - 10 Years
1999 Plan	10,500,000	7,514,677	4 Years	10 Years

A summary of the status of our stock option plans at December 31, 2003, 2002 and 2001, and changes during the years then ended is presented in the table and narrative below:

	2003		2002		2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at Beginning
of Year	7,480,915	$ 35.94	6,975,717	$ 33.12	6,093,819	$ 26.05
Granted	1,019,700	$ 50.42	1,231,525	$ 47.76	2,140,200	$ 51.17
Exercised	(1,653,991)	$ 26.25	(519,091)	$ 23.46	(899,664)	$ 25.36
Forfeited	(347,117)	$ 36.54	(207,236)	$ 38.64	(358,638)	$ 35.14
Outstanding at End of Year	6,499,507	$ 35.45	7,480,915	$ 35.94	6,975,717	$ 33.12
	==========	=======	==========	=======	==========	=======

Exercisable at End of Year	3,918,118	$ 35.46	3,978,017	$ 31.93	2,922,471	$ 29.93
	==========	=======	==========	=======	==========	=======

Weighted-Average Fair
Value of Options Granted		$ 16.60		$ 19.36		$ 21.31
		=======		=======		=======

The following table sets forth our common stock options outstanding at December 31, 2003, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

Options Outstanding				Options Exercisable
Price Range	Number Outstanding	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable	Wtd. Avg. Exercise Price

$00.00 - $23.72	70,250	$ 22.12	3.80 years	70,250	$ 22.12
$23.81 - $23.81	1,518,486	$ 23.81	5.77 years	1,518,486	$ 23.81
$24.04 - $39.12	1,564,873	$ 33.88	6.44 years	961,024	$ 32.27
$39.38 - $52.10	1,514,973	$ 48.73	7.51 years	864,627	$ 49.35
$53.20 - $56.99	1,830,925	$ 54.55	7.23 years	503,731	$ 54.65
	6,499,507	$ 35.45	6.73 years	3,918,118	$ 35.46
	==========			==========

Under the employee stock purchase plan, we may sell up to 2,400,000 shares of common stock to eligible employees. Employees purchase shares through voluntary payroll deductions. Shares are purchased quarterly at a 15 percent discount from the closing price of the common stock on the last trading day of each calendar quarter. Employees purchased 95,997 shares, 127,425 shares and 88,333 shares for plan years 2003, 2002 and 2001, respectively. Using the Black-Scholes model to assign value to the option inherent in the right to purchase stock under the provisions of the employee stock purchase plan, the weighted-average fair value per share of purchase rights granted in 2003, 2002 and 2001 was $9.67, $9.60 and $10.66, respectively.

17. Commitments and Contingent Liabilities

(A) Leases and Guarantee

Expenses incurred under operating leases were $6.4 million in 2003, $8.1 million in 2002 and $7.1 million in 2001. Future minimum commitments under major operating leases as of December 31, 2003 are as follows:

Year	Commitment
(In thousands)

2004	$ 31,106
2005	30,197
2006	30,231
2007	29,088
2008	27,260
Thereafter	438,032
Total	$ 585,914
==========

Included in the future minimum commitments shown in the preceding table is the lease obligation associated with the Jackson, Michigan power generation facility. The project company that is the lessee of this facility is now consolidated as a result of the adoption of a recent accounting pronouncement. The facility is subject to a long-term tolling agreement, and the lease obligation is without recourse to the project investors. See Note 20 for additional information regarding this matter.

As a result of our December 1999 sale of assets to ONEOK, ONEOK assumed our obligation for the lease of the Bushton gas processing facility. We remain secondarily liable for the lease, which had a remaining minimum obligation of approximately $210 million at December 31, 2003, with payments that average approximately $23 million per year through 2012. In conjunction with our contributions of assets to Kinder Morgan Energy Partners at December 31, 1999 and 2000, we are a guarantor of approximately $522.7 million of Kinder Morgan Energy Partners' debt. We would be obligated to perform under this guarantee only if Kinder Morgan Energy Partners and/or its assets were unable to satisfy its obligations.

(B) Capital Expenditures Budget

Approximately $75.6 million of our consolidated capital expenditure budget for 2004 had been committed for the purchase of plant and equipment at December 31, 2003.

(C) Commitments for Incremental Investment

We could be obligated (i) based on operational performance of the equipment at our Jackson, Michigan power generation facility to invest up to an additional $3 to $8 million per year for the next 15 years and (ii) based on cash flows generated by the facility, to invest up to an additional $25 million beginning in 2018, in each case in the form of an incremental preferred interest.

(D) Standby Letters of Credit

Letters of credit totaling $30.4 million outstanding at December 31, 2003 consisted of the following: (i) four letters of credit, totaling $8.0 million, required under provisions of our property and casualty, worker's compensation and general liability insurance policies, (ii) a $13.0 million letter of credit supporting the subordination of operating fees payable to us for operation of the Jackson, Michigan power generation facility to payments due under the operating lease of the facilities, (iii) a $1.0 million letter of credit supporting a utility service contract between Entergy Gulf States, Inc. and Natural Gas Pipeline Company of America, (iv) a $6.6 million letter of credit associated with the outstanding debt of Thermo Cogeneration Partnership, L.P., the entity responsible for the operation of our Colorado power generation assets and (v) a $1.8 million letter of credit supporting Thermo Cogeneration Partnership, L.P.'s performance under its contract with Public Service Company of Colorado, the principal customer of our Colorado power generation assets.

(E) Other Obligations

Other obligations are discussed in Note 1(N) and Note 7.

18. Fair Value

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

December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In millions)
Financial Liabilities:
Long-term Debt	$ 3,198.4[1]	$ 3,495.4[1]	$ 3,493.7[1]	$ 3,632.8[1]
Capital Securities	$ -	$ -	$ 275.0	$ 280.6
Energy Financial Instruments, Net	$ (9.8)	$ (9.8)	$ (20.6)	$ (20.6)
Outstanding Interest Rate Swaps	$ (71.8)	$ (71.8)	$ (139.6)	$ (139.6)

1 Includes an adjustment exactly offsetting the fair value of the outstanding interest rate swaps. See Note 14.

19. Business Segment Information

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America, a major interstate natural gas pipeline and storage system; (2) TransColorado Gas Transmission Company, referred to as TransColorado, an interstate natural gas pipeline located in western Colorado and northwest New Mexico; (3) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the sales of natural gas to certain utility customers under the Choice Gas Program and (4) Power, the operation and, in previous periods, construction of natural gas-fired electric generation facilities. In previous periods, we owned and operated other lines of business that we discontinued during 1999.

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

Natural Gas Pipeline Company of America's principal delivery market area encompasses the states of Illinois, Indiana, Iowa and portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. Natural Gas Pipeline Company of America is the largest transporter of natural gas to the Chicago, Illinois area, its largest market. During 2003, approximately 43 percent of Natural Gas Pipeline Company of America's transportation represented deliveries to this market. Natural Gas Pipeline Company of America's storage capacity is largely located near its transportation delivery markets, effectively serving the same customer base. Natural Gas Pipeline Company of America has a number of individually significant customers, including local gas distribution companies in the greater Chicago area and major natural gas marketers and, during 2003, approximately 54 percent of its operating revenues from tariff services were attributable to its eight largest customers. TransColorado's principal transport business consists primarily of transporting natural gas from the developing gas supply basins on the Western Slope of Colorado into the interstate natural gas pipeline grid in the Blanco Hub area of New Mexico. During 2003, 46 percent of TransColorado's transport business was with producers or their own marketing affiliates, 44 percent was with third-party marketers and the remaining 10 percent was primarily with gathering companies. Approximately 36 percent of TransColorado's transport business in 2003 was conducted with its three largest customers. Kinder Morgan Retail's markets are represented by residential, commercial and industrial customers located in Colorado, Nebraska and Wyoming. These markets represent varied types of customers in many industries, but a significant amount of Kinder Morgan Retail's load is represented by the use of natural gas for space heating, grain drying and irrigation. The latter two groups of customers are concentrated in the agricultural industry, and all markets are affected by the weather. Power's current principal market is represented by the local electric utilities in Colorado, which purchase the power output from its generation facilities. During 2003, approximately 30% of Power's operating revenues were electric sales revenues from XCEL Energy's Public Service Company of Colorado under a long-term contract, 25% were for operating the Jackson, Michigan power facility, and 21% were revenues related to the construction of the Jackson, Michigan power facility.

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

During 2003, 2002 and 2001, we did not have revenues from any single customer that exceeded 10 percent of our consolidated operating revenues.

Business Segment Information
	Year Ended December 31, 2003					December 31, 2003
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline
Company of America	$ 372,017	$ 784,732	$ -	$ 92,193	$ 114,504	$ 5,551,595
TransColorado[1]	23,112	32,197	-	4,224	14,841	267,597
Kinder Morgan Retail	65,482	249,119	-	16,197	28,816	423,138
Power	22,076	31,849	-	4,914	2,643	450,799
Segment Totals	482,687	$1,097,897	$ -	$ 117,528	$ 160,804	6,693,129
		==========	========	=========	=========
Earnings from Investment
in Kinder Morgan Energy				Investment In Kinder Morgan
Partners	464,967			Energy Partners		2,106,312
General and Administrative				Goodwill		972,380
Expenses	(71,741)			Other[2]		264,890
Other Income and				Consolidated		$10,036,711
(Expenses)	(249,609)					===========
Income from
Continuing Operations
Before Income Taxes	$ 626,304
	=========

	Year Ended December 31, 2002					December 31, 2002
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline
Company of America	$ 359,911	$ 699,998	$ -	$ 87,305	$ 132,026	$ 5,629,355
TransColorado[1]	12,648	7,725	93	1,062	325	258,627
Kinder Morgan Retail	64,056	259,748	-	15,044	25,395	406,797
Power	36,673	47,784	-	3,085	17,207	389,596
Segment Totals	473,288	$1,015,255	$ 93	$ 106,496	$ 174,953	6,684,375
		==========	========	=========	=========
Earnings from Investment
in Kinder Morgan Energy				Investment In Kinder Morgan
Partners	392,135			Energy Partners		2,034,160
General and Administrative				Goodwill		990,878
Expenses	(73,496)			Other[2]		393,337
Other Income and				Consolidated		$10,102,750
(Expenses)	(349,197)					===========
Income from
Continuing Operations
Before Income Taxes	$ 442,730
	=========

	Year Ended December 31, 2001					December 31, 2001
	Segment Earnings (Loss)	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline
Company of America	$ 346,569	$ 646,804	$ -	$ 85,843	$ 88,045	$ 5,598,239
TransColorado[1]	(5,268)	-	-	-	-	134,256
Kinder Morgan Retail	56,696	290,300	44	12,590	35,629	380,339
Power	65,983	117,803	2,029	7,247	497	327,821
Segment Totals	463,980	$1,054,907	$ 2,073	$ 105,680	$ 124,171	6,440,655
		==========	========	=========	=========
Earnings from Investment
in Kinder Morgan Energy				Investment In Kinder Morgan
Partners	251,860			Energy Partners		1,772,027
General and Administrative				Goodwill		1,055,767
Expenses	(73,319)			Other[2]		244,672
Other Income and				Consolidated		$ 9,513,121
(Expenses)	(257,894)					===========
Income from
Continuing Operations
Before Income Taxes	$ 384,627
	=========

1

We purchased the remaining 50% of this entity effective October 1, 2002. Prior to October 1, 2002 we accounted for our TransColorado investment under the equity method of accounting. Accordingly, the results presented represent a 50% equity interest prior to October 1, 2002 and a 100% consolidated interest thereafter.

2

Includes, as applicable to each particular year, the market value of derivative instruments (including interest rate swaps), income tax receivables and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Geographic Information

All but an insignificant amount of our assets and operations are located in the continental United States.

20. Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a company elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. We have elected to defer accounting for the effects of the act and have applied the disclosure provisions of the FSP effective December 31, 2003, [see Note 15(B)].

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of certain variable interest entities.

This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other monetary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. This interpretation requires the primary beneficiary of a variable interest entity, and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary, to make certain disclosures about the variable interest entity.

Application of this interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.

The principal impact of this interpretation on us is that, effective December 31, 2003, we began consolidation of Triton Power Company LLC, the lessee of the Jackson, Michigan power generation facility. We operate and have a preferred interest in this entity in which the common interest is owned by others. Triton Power Company LLC has no debt but, as a result of this consolidation, we are including the lease obligation on the Jackson plant in our consolidated financial statements. The total remaining lease payments at December 31, 2003 are $540.9 million and will be $21.7 million, $20.3 million, $20.3 million, $20.4 million and $20.6 million for 2004 through 2008, respectively. The difference between the earnings impact under consolidation and under the currently-applied equity method is not expected to be material. In addition, as a result of the implementation of this interpretation, effective December 31, 2003, we (i) no longer include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, in our consolidated financial statements and (ii) began including our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts in a separate caption under the heading "Long-term Debt" in our Consolidated Balance Sheets.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement revises employers' financial statement disclosures about defined benefit pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans and retains the disclosures required by the original SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plans assets.

The revised statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement also requires interim disclosures.

This revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. Disclosure of estimated future benefit payments required by portions of this revised statement is effective for fiscal years ending after June 15, 2004. We adopted SFAS No. 132 (revised 2003) effective December 31, 2003.

In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition, which updates and revises the staff's interpretive guidance to make it consistent with current accounting guidance related to multiple element revenue arrangements. The issuance of this bulletin has had no impact on our revenue recognition policies.

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

This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted SFAS No. 150 effective July 1, 2003. As a result, during the period from July 1, 2003 until their deconsolidation as a result of our adoption of

Interpretation No. 46 on December 31, 2003 (see discussion preceding), we (i) reclassified our trust preferred securities to the debt portion of our balance sheet and (ii) classified payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. Early application of the disclosure provisions is encouraged, and earlier application of the transition provisions is permitted, provided that financial statements for the 2002 fiscal year have not been issued as of the date the statement was issued. We applied the disclosure provisions of SFAS No. 148 effective December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superceded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. The interpretive guidance incorporated from Interpretation No. 34 continues to be required for financial statements for fiscal years ending after June 15, 1981. We adopted Interpretation No. 45 effective December 31, 2002. For more information, see Note 17.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The principal effect of this statement on our reporting is that, beginning with reporting for 2003, previously recorded extraordinary losses on early retirement of debt, as well as any such future losses, are no longer classified as extraordinary items but are, instead, reported as part of income from continuing operations and separately described, if material.

SELECTED QUARTERLY FINANCIAL DATA
KINDER MORGAN, INC. AND SUBSIDIARIES
Quarterly Operating Results for 2003
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
	(Unaudited)
Operating Revenues	$ 318,868	$ 251,865	$ 246,983	$ 280,181
Gas Purchases and Other Costs of Sales	112,955	79,852	72,515	88,939
Other Operating Expenses	83,108	86,765	86,888	130,782[1]
Operating Income	122,805	85,248	87,580	60,460
Other Income and (Expenses)	59,079	68,787	69,323	73,022
Income Before Income Taxes	181,884	154,035	156,903	133,482
Income Taxes	70,814	59,841	61,273	52,672
Net Income	$ 111,070	$ 94,194	$ 95,630	$ 80,810
	==========	==========	==========	==========

Basic Earnings Per Common Share	$ 0.91	$ 0.77	$ 0.78	$ 0.66
	==========	==========	==========	==========

Number of Shares Used in Computing
Basic Earnings Per Common Share	121,877	122,218	123,109	123,196
	==========	==========	==========	==========

Diluted Earnings Per Common Share	$ 0.90	$ 0.76	$ 0.77	$ 0.65
	==========	==========	==========	==========

Number of Shares Used in Computing
Diluted Earnings Per Common Share	123,078	123,474	124,345	124,365
	==========	==========	==========	==========

1  Includes a charge of $44.5 million to revalue certain of our Power assets; see Note 6.

SELECTED QUARTERLY FINANCIAL DATA
KINDER MORGAN, INC. AND SUBSIDIARIES
Quarterly Operating Results for 2002

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
	(Unaudited)
Operating Revenues	$ 291,401	$ 213,734	$ 225,111	$ 285,009
Gas Purchases and Other Costs of Sales	101,247	53,310	57,291	99,376
Other Operating Expenses	81,799	83,553	83,154	218,858[1]
Operating Income (Loss)	108,355	76,871	84,666	(33,225)
Other Income and (Expenses)	43,711	46,293	53,632	62,427
Income from Continuing Operations
Before Income Taxes	152,066	123,164	138,298	29,202
Income Taxes (Benefit)	63,678	50,712	57,895	(37,266)
Income from Continuing Operations	88,388	72,452	80,403	66,468
Loss on Disposal of Discontinued Operations, Net of Tax	-	-	-	(4,986)
Net Income	$ 88,388	$ 72,452	$ 80,403	$ 61,482
	==========	==========	==========	==========

Basic Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 0.72	$ 0.59	$ 0.66	$ 0.55
Loss on Disposal of Discontinued Operations	-	-	-	(0.04)
Total Basic Earnings Per Common Share	$ 0.72	$ 0.59	$ 0.66	$ 0.51
	==========	==========	==========	==========

Number of Shares Used in Computing
Basic Earnings Per Common Share	123,398	122,015	121,736	121,688
	==========	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 0.71	$ 0.59	$ 0.66	$ 0.54
Loss on Disposal of Discontinued Operations	-	-	-	(0.04)
Total Diluted Earnings Per Common Share	$ 0.71	$ 0.59	$ 0.66	$ 0.50
	==========	==========	==========	==========

Number of Shares Used in Computing
Diluted Earnings Per Common Share	124,829	123,230	122,743	122,638
	==========	==========	==========	==========

1  Includes a charge of $134.5 million to revalue certain of our Power assets; see Note 6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of December 31, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Certain information required by this item is contained in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference. For information regarding our current executive officers, see "Executive Officers of the Registrant" in Part I.

Item 11. Executive Compensation.

Information required by this item is contained in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
      Stockholder Matters.

Information required by this item is contained in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this item is contained in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item is contained in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

The financial statements, including the notes thereto, of Kinder Morgan Energy Partners, an equity method investee of the Registrant, are incorporated herein by reference from pages 91 through 162 of Kinder Morgan Energy Partners' Annual Report on Form 10-K for the year ended December 31, 2003.

(3)	Exhibits

Any reference made to K N Energy, Inc. in the exhibit listing that follows is a reference to the former name of Kinder Morgan, Inc., a Kansas corporation and the registrant, and is made because the exhibit being listed and incorporated by reference was originally filed before October 7, 1999, the date of the change in the Registrant's name.

Exhibit Number	Description

Exhibit 2.1

Agreement and Plan of Merger, dated as of July 8, 1999, by and among K N Energy, Inc., Rockies Merger Corp., and Kinder Morgan, Inc., (Annex A-1 of K N Energy, Inc.'s Registration Statement on Form S-4 (File No. 333-85747))

Exhibit 2.2

First Amendment to Agreement and Plan of Merger, dated as of August 20, 1999, by and among K N Energy, Inc., Rockies Merger Corp., and Kinder Morgan, Inc., (Annex A-2 of K N Energy, Inc.'s Registration Statement on Form S-4 (File No. 333-85747))

Exhibit 2.3

Contribution Agreement, dated as of December 30, 1999, by and among Kinder Morgan, Inc., Natural Gas Pipeline Company of America, K N Gas Gathering, Inc., Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. (Exhibit 99.1 to Kinder Morgan, Inc.'s Current Report on Form 8-K filed on January 14, 2000)

Exhibit 3.1	Restated Articles of Incorporation of Kinder Morgan, Inc. (Exhibit 3(a) to Kinder Morgan, Inc.'s Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000)

Exhibit 3.2

Certificate of Amendment to the Restated Articles of Incorporation of Kinder Morgan, Inc. as filed on October 7, 1999, with the Secretary of State of Kansas (Exhibit 3.1 to Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

Exhibit Number	Description

Exhibit 3.3	Certificate of Restatement of Articles of Incorporation of K N Energy, Inc. (Exhibit 4.19 to the Registration Statement on Form S-3 (File No. 333-55921) of K N Energy, Inc., filed on June 3, 1998)

Exhibit 3.4*	By-Laws of Kinder Morgan, Inc., as amended to January 2004

Exhibit 4.1

Indenture dated as of September 1, 1988, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (Exhibit 4(a) to Kinder Morgan, Inc.'s Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000)

Exhibit 4.2

First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 33-45091) of K N Energy, Inc. filed on January 17, 1992)

Exhibit 4.3

Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National Association (Exhibit 4(c) to Kinder Morgan, Inc.'s Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000)

Exhibit 4.4

Indenture dated as of November 20, 1993, between K N Energy, Inc. and Continental Bank, National Association (Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 33-51115) of K N Energy, Inc. filed on November 19, 1993) Note - Copies of instruments relative to long-term debt in authorized amounts that do not exceed 10 percent of the consolidated total assets of Kinder Morgan, Inc. and its subsidiaries have not been furnished. Kinder Morgan, Inc. will furnish such instruments to the Commission upon request.

Exhibit 4.5*

$445,000,000 Amended and Restated 364-Day Credit Agreement among Kinder Morgan, Inc., certain banks listed therein and Wachovia Bank, National Association and JPMorgan Chase Bank, as Co-Syndication Agents, dated October 14, 2003

Exhibit 4.6

Registration Rights Agreement among Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. dated May 18, 2001 (Exhibit 4.7 to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit 4.7	Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of August 21, 1995 (Exhibit 1 on Form 8-A dated August 21, 1995 (File No. 1-6446))

Exhibit 4.8

Amendment No. 1 to Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of September 8, 1998 (Exhibit 10(cc) to K N Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6446))

Exhibit Number	Description

Exhibit 4.9

Amendment No. 2 to Rights Agreement of Kinder Morgan, Inc. dated July 8, 1999, between Kinder Morgan, Inc. and First Chicago Trust Company of New York, as successor-in-interest to the Bank of New York, as Rights Agent (Exhibit 4.1 to Kinder Morgan, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 1999)

Exhibit 4.10

Form of Amendment No. 3 to Rights Agreement of Kinder Morgan, Inc. dated September 1, 2001, between Kinder Morgan, Inc. and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4(m) to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit 4.11

Form of Indenture dated as of August 27, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan, Inc.'s Registration Statement on Form S-4 (File No. 333-100338) filed on October 4, 2002)

Exhibit 4.12

Form of First Supplemental Indenture dated as of December 6, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan, Inc.'s Registration Statement on Form S-4 (File No. 333-102873) filed on January 31, 2003)

Exhibit 4.13	Form of 6.50% Note (contained in the Indenture incorporated by reference to Exhibit 4.12 hereto)

Exhibit 4.14

Form of Registration Rights Agreement dated as of December 6, 2002 among Kinder Morgan, Inc., Wachovia Securities, Inc., and Barclays Capital Inc. (filed as Exhibit 4.4 to Kinder Morgan, Inc.'s Registration Statement on Form S-4 (File No. 333-102873) filed on January 31, 2003)

Exhibit 4.15

Form of certificate representing the common stock of Kinder Morgan, Inc. (filed as Exhibit 4.1 to Kinder Morgan, Inc.'s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003)

Exhibit 4.16

Form of Senior Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan, Inc.'s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003)

Exhibit 4.17	Form of Senior Note of Kinder Morgan, Inc. (included in the Form of Senior Indenture incorporated by reference to Exhibit 4.16 hereto)

Exhibit 4.18

Form of Subordinated Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.4 to Kinder Morgan, Inc.'s Registration Statement on Form S-3 (File No.
333-102963) filed on February 4, 2003)

Exhibit 4.19	Form of Subordinated Note of Kinder Morgan, Inc. (included in the Form of Subordinated Indenture incorporated by reference to Exhibit 4.18 hereto)

Exhibit Number	Description

Exhibit 10.1	1994 Amended and Restated Kinder Morgan, Inc. Long-term Incentive Plan (Appendix A to Kinder Morgan, Inc.'s 2000 Proxy Statement on Schedule 14A)

Exhibit 10.2	Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan (Exhibit 10.2 to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit 10.3	Kinder Morgan, Inc. Amended and Restated 1992 Stock Option Plan for Nonemployee Directors (Appendix A to Kinder Morgan, Inc.'s 2001 Proxy Statement on Schedule 14A)

Exhibit 10.4	2000 Annual Incentive Plan of Kinder Morgan, Inc. (Appendix D to Kinder Morgan, Inc.'s 2000 Proxy Statement on Schedule 14A)

Exhibit 10.5	Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix E to Kinder Morgan, Inc.'s 2000 Proxy Statement on Schedule 14A)

Exhibit 10.6	Form of Nonqualified Stock Option Agreement (Exhibit 10(f) to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit 10.7	Form of Restricted Stock Agreement (Exhibit 10(g) to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit 10.8

Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (Exhibit 10(aa) to K N Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6446))

Exhibit 10.9	Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder (Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on November 16, 1999)

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

Exhibit 21.1*	Subsidiaries of the Registrant

Exhibit 23.1*	Consent of Independent Accountants

Exhibit 31.1*	Section 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2*	Section 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit Number	Description

Exhibit 32.1*	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2*	Section 1350 Certification of Chief Financial Officer

Exhibit 99.1*

The financial statements of Kinder Morgan Energy Partners, L.P. and subsidiaries included on pages 91 through 162 on the Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2003

* Filed herewith.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K dated October 21, 2003 was furnished on October 21, 2003 pursuant to Item 9 of that form.

We announced that on October 20, 2003, Michael C. Morgan, President of Kinder Morgan, Inc., completed a net investment of approximately $2.68 million by exercising options to purchase 140,000 shares of our common stock into directly held outstanding shares and provided details of the transactions. We disclosed that after these transactions, Mr. Morgan held 230,003 shares of our common stock, including 112,500 shares of restricted stock.

(2)	Current Report on Form 8-K dated October 21, 2003 was furnished on October 21, 2003 pursuant to Item 9 of that form.

We announced (i) that representatives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC intended to discuss and answer questions relating to Kinder Morgan Energy Partners, L.P.'s CO2 business in a live webcast on that date and (ii) the ability of interested parties to access the audio webcast, both live and on-demand.

(3)	Current Report on Form 8-K dated December 8, 2003 was furnished on December 8, 2003 pursuant to Item 9 of that form.

We announced (i) that representatives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC intended to make presentations on December 9, 2003, at the Wachovia Securities Pipeline Conference to discuss the financials, business plans and objectives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC and (ii) the availability of materials to be presented at the conference on our website.

(4)	Current Report on Form 8-K dated January 22, 2004 was furnished on January 23, 2004 pursuant to Item 9 of that form.

We announced (i) that representatives of us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC intended to make presentations on January 23, 2004, at the Kinder Morgan Analyst Conference to address the fiscal year 2003 results, the fiscal year 2004 outlook and other business information about us, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC, (ii) the availability of materials to be presented at the conference on our website and (iii) the ability of interested parties to access the audio webcast, both live and on-demand.

(5)	Current Report on Form 8-K dated January 21, 2004 was furnished on January 28, 2004 pursuant to Item 7 and Item 12 of that form.

Pursuant to Item 12 of that form, we disclosed that on January 21, 2004 we issued a press release regarding our financial results for the quarter and year ended December 31, 2003, and held a webcast conference call on January 21, 2004 discussing those results.

Pursuant to Item 7 of that form, we filed our press release dated January 21, 2004 and an unedited transcript of the webcast conference call, prepared by an outside vendor, as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
	By	/s/ C. PARK SHAPER
C. Park Shaper Vice President and Chief Financial Officer
Date: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ EDWARD H. AUSTIN, JR.	Director
Edward H. Austin, Jr.

/s/ CHARLES W. BATTEY	Director
Charles W. Battey

/s/ STEWART A. BLISS	Director
Stewart A. Bliss

/s/ TED A. GARDNER	Director
Ted A. Gardner

/s/ WILLIAM J. HYBL	Director
William J. Hybl

/s/ RICHARD D. KINDER	Director, Chairman and Chief Executive Officer
Richard D. Kinder	(Principal Executive Officer)

/s/ MICHAEL C. MORGAN	President and Director
Michael C. Morgan

/s/ EDWARD RANDALL, III	Director
Edward Randall, III

/s/ FAYEZ SAROFIM	Director
Fayez Sarofim

/s/ C. PARK SHAPER	Vice President and Chief Financial Officer
C. Park Shaper	(Principal Financial and Accounting Officer)

/s/ H. A. TRUE, III	Director
H. A. True, III