Form 10-Q
period 2004-03-31
KINDER MORGAN INC
filed 2004-05-07
CIK 54502

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission file number 1-06446

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

Yes ☒  No ☐

The number of shares outstanding of the registrant's common stock, $5 par value, as of April 30, 2004 was 124,075,167 shares.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

Contents

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	March 31,	December 31,
	2004	2003
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 15,534	$ 11,076
Restricted Deposits	64,952	17,158
Accounts Receivable, Net:
Trade	80,088	75,903
Related Parties	4,592	1,584
Inventories	19,077	22,096
Gas Imbalances	5,448	33,320
Other	108,725	115,183
	298,416	276,320

Investments:
Kinder Morgan Energy Partners	2,145,910	2,106,312
Goodwill	947,730	972,380
Other	205,233	208,860
	3,298,873	3,287,552

Property, Plant and Equipment, Net	6,075,137	6,083,937

Deferred Charges and Other Assets	421,804	388,902

Total Assets	$10,094,230	$10,036,711
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	March 31,	December 31,
	2004	2003
	(In thousands except shares)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 505,000	$ 5,000
Notes Payable	97,200	127,900
Accounts Payable:
Trade	36,138	61,385
Related Parties	-	10,632
Accrued Interest	33,603	68,596
Accrued Taxes	82,443	35,795
Gas Imbalances	30,237	38,494
Other	117,478	128,559
	902,099	476,361

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,493,159	2,477,329
Other	171,280	197,435
	2,664,439	2,674,764

Long-term Debt:
Outstanding Notes and Debentures	2,337,510	2,837,487
Deferrable Interest Debentures Issued to Subsidiary Trusts	283,600	283,600
Value of Interest Rate Swaps	131,604	88,242
	2,752,714	3,209,329

Minority Interests in Equity of Subsidiaries	1,036,203	1,010,140

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 132,944,416 and 132,229,622 Shares,
Respectively, Before Deducting 8,927,884 and 8,912,660
Shares Held in Treasury	664,722	661,148
Additional Paid-in Capital	1,807,899	1,780,761
Retained Earnings	789,946	732,492
Treasury Stock	(447,754)	(446,095)
Deferred Compensation	(33,893)	(36,506)
Accumulated Other Comprehensive Loss	(42,145)	(25,683)
Total Stockholders' Equity	2,738,775	2,666,117

Total Liabilities and Stockholders' Equity	$10,094,230	$10,036,711
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended March 31,
	2004	2003
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 198,793	$ 182,853
Natural Gas Sales	137,102	122,999
Other	16,691	13,016
Total Operating Revenues	352,586	318,868

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	133,471	112,955
Operations and Maintenance	36,194	29,901
General and Administrative	22,288	16,408
Depreciation and Amortization	29,481	29,625
Taxes, Other Than Income Taxes	8,381	7,174
Total Operating Costs and Expenses	229,815	196,063

Operating Income	122,771	122,805

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	128,767	111,495
Equity in Earnings of Other Equity Investments	2,807	2,483
Interest Expense, Net	(32,434)	(39,974)
Interest Expense - Deferrable Interest Debentures	(5,478)	-
Minority Interests	(9,308)	(15,921)
Other, Net	759	996
Total Other Income and (Expenses)	85,113	59,079

Income Before Income Taxes	207,884	181,884
Income Taxes	80,842	70,814

Net Income	$ 127,042	$ 111,070
	=========	=========

Basic Earnings Per Common Share	$ 1.03	$ 0.91
	=========	=========
Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	123,715	121,877
	=========	=========

Diluted Earnings Per Common Share	$ 1.02	$ 0.90
	=========	=========
Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	124,938	123,078
	=========	=========

Dividends Per Common Share	$ 0.5625	$ 0.1500
	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 127,042	$ 111,070
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	29,481	29,625
Deferred Income Taxes	31,213	30,350
Equity in Earnings of Kinder Morgan Energy Partners	(128,767)	(111,495)
Distributions from Kinder Morgan Energy Partners	101,411	86,965
Equity in Earnings of Other Investments	(2,807)	(2,483)
Minority Interests in Income of Consolidated Subsidiaries	9,308	10,443
Deferred Purchased Gas Costs	3,662	(7,129)
Net Gains on Sales of Facilities	(389)	-
Changes in Gas in Underground Storage	30,045	38,575
Changes in Working Capital Items	(30,619)	(52,105)
Proceeds from Termination of Interest Rate Swap	-	28,147
Other, Net	(1,784)	1,999
Net Cash Flows Provided by Continuing Operations	167,796	163,962
Net Cash Flows Used in Discontinued Operations	(358)	(366)
Net Cash Flows Provided by Operating Activities	167,438	163,596

Cash Flows From Investing Activities:
Capital Expenditures	(19,923)	(19,480)
Investment in Kinder Morgan Energy Partners (Note 7)	(17,504)	-
Investment in Margin Deposits	(47,794)	(3,895)
Other Investments	(280)	(7,945)
Proceeds from Sales of Other Assets	510	2,629
Net Cash Flows Used in Investing Activities	(84,991)	(28,691)

Cash Flows From Financing Activities:
Short-term Debt, Net	(30,700)	331,900
Long-term Debt Retired	-	(500,317)
Issuance of Shares by Kinder Morgan Management	15,000	-
Common Stock Issued	23,219	9,538
Short-term Advances (To) From Unconsolidated Affiliates	(13,640)	40,235
Repurchase of Kinder Morgan Management LLC Shares	-	(928)
Treasury Stock Acquired	(2,097)	(3,092)
Cash Dividends, Common Stock	(69,588)	(18,289)
Minority Interests, Net	(108)	(140)
Securities Issuance Costs	(75)	-
Net Cash Flows Used in Financing Activities	(77,989)	(141,093)

Net Increase (Decrease) in Cash and Cash Equivalents	4,458	(6,188)
Cash and Cash Equivalents at Beginning of Period	11,076	35,653
Cash and Cash Equivalents at End of Period	$ 15,534	$ 29,465
	===========	===========

For supplemental cash flow information, see Note 4.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are an energy transportation, storage and related services provider and have operations in the Rocky Mountain and mid-continent regions of the United States, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Nebraska, Oklahoma, Texas and Wyoming. Our business activities include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services and (iii) operating and, in previous periods, constructing electric generation facilities. We have both regulated and nonregulated operations. In addition, we own the general partner interest, as well as significant limited partner interests, in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners," and receive a substantial portion of our earnings from returns on these investments. Our common stock is traded on the New York Stock Exchange under the symbol "KMI."

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"). Certain prior period amounts have been reclassified to conform to the current presentation. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries.

1.   Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2003 Form 10-K.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $229,000 and $247,000 for the three months ended March 31, 2004 and 2003, respectively, related to the purchase discount offered under the employee stock purchase plan.

Three Months Ended March 31,
	2004	2003
(In thousands, except per share amounts)
Net Income, As Reported	$ 127,042	$ 111,070
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	775	240
Deduct: Total Stock-based Employee Compensation Expense Determined under Fair Value Method for All Awards, Net of Related Tax Effects	(4,525)	(4,005)
Pro Forma	$ 123,292	$ 107,305
	==========	==========

Earnings Per Basic Share:
As Reported	$ 1.03	$ 0.91
	==========	==========
Pro Forma	$ 1.00	$ 0.88
	==========	==========

Earnings Per Diluted Share:
As Reported	$ 1.02	$ 0.90
	==========	==========
Pro Forma	$ 0.99	$ 0.87
	==========	==========

2.   Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. In recent periods, we have repurchased a significant number of our outstanding shares, see Note 11. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options are currently the only such securities outstanding) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Weighted-average Common Shares Outstanding	123,715	121,877
Dilutive Common Stock Options	1,223	1,201
Shares Used to Compute Diluted Earnings Per Common Share	124,938	123,078
	========	========

Weighted-average stock options outstanding totaling 0.1 million and 2.6 million for the three months ended March 31, 2004 and 2003, respectively, were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

3.   Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $0.2 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.

4.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Accounts Receivable	$ (2,823)	$ (1,418)
Materials and Supplies Inventory	167	(316)
Other Current Assets	17,574	63,045
Accounts Payable	(25,247)	(36,954)
Other Current Liabilities	(20,290)	(76,462)
	$ (30,619)	$ (52,105)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 61,879	$ 75,811
	=========	=========
Income Taxes Paid (Received)	$ 2,384	$ (281)
	=========	=========

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

5.   Comprehensive Income

Our comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net Income:	$ 127,042	$ 111,070
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes,
Net of Tax	(8,373)	(21,104)
Reclassification of Change in Fair Value of Derivatives to Net Income,
Net of Tax	756	18,731
Equity in Other Comprehensive Loss of Equity Method Investees	(17,327)	(1,388)
Minority Interest in Other Comprehensive Loss of Equity Method
Investees	8,482	1,579
Other Comprehensive Loss	(16,462)	(2,182)

Comprehensive Income	$ 110,580	$ 108,888
	=========	=========

The Accumulated Other Comprehensive Loss of $42.1 million at March 31, 2004 consisted of (i) $27.3 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners and (ii) $14.8 million representing unrecognized net losses on hedging activities.

6.   Kinder Morgan Management, LLC

On February 13, 2004, Kinder Morgan Management made a distribution totaling 778,309 of its shares to shareholders of record as of January 30, 2004, based on the $0.68 per common unit distribution declared by Kinder Morgan Energy Partners for the fourth quarter of 2003. On May 14, 2004, Kinder Morgan Management will make a distribution of 872,958 of its shares to shareholders of record as of April 30, 2004, based on the $0.69 per common unit distribution declared by Kinder Morgan Energy Partners for the first quarter of 2004. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

7.   Investments

In February 2004, Kinder Morgan Energy Partners issued 5.3 million common units in a public offering at a price of $46.80 per common unit, receiving total net proceeds (after underwriting discount) of $237.8 million. We did not acquire any of these common units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 19.0% to approximately 18.5% and had the associated effects of increasing (i) our investment in the net assets of Kinder Morgan Energy Partners by $23.2 million, (ii) associated accumulated deferred income taxes by $24,000 and (iii) paid-in capital by $40,000 and reducing our equity method goodwill in Kinder Morgan Energy Partners by $23.1 million. In addition, in February 2004, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made a contribution of approximately $2.6 million.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from the offering were purchased by Kinder Morgan, Inc. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners.

8.   Summarized Income Statement Information for Kinder Morgan Energy Partners

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest, in addition to limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2003 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and in its Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended March 31,
	2004	2003
(In thousands)
Operating Revenues	$ 1,822,256	$ 1,788,838
Operating Expenses	1,597,114	1,593,686
Operating Income	$ 225,142	$ 195,152
	===========	===========
Income Before Cumulative Effect of a Change in Accounting Principle	$ 191,754	$ 167,013
	===========	===========

Net Income	$ 191,754	$ 170,478
	===========	===========

9.   Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flows attributable to discontinued operations included in the accompanying interim Consolidated Statements of Cash Flows under the caption "Net Cash Flows Used in Discontinued Operations" result from cash activity attributable to retained liabilities associated with these discontinued operations. Note 7 of Notes to Consolidated Financial Statements included in our 2003 Form 10-K contains additional information on these matters.

10.  Financing

At March 31, 2004, we had available a $445 million 364-day credit facility dated October 14, 2003, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program and, as discussed in our 2003 Form 10-K, include covenants that are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate that varies based on our senior debt rating. We had no borrowings under our bank facilities at March 31, 2004.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at March 31, 2004 was $97.2 million, representing a reduction of $30.7 million from the $127.9 million outstanding at December 31, 2003. Our weighted-average interest rate on short-term borrowings outstanding at March 31, 2004 was 1.14 percent. Average short-term borrowings outstanding during the first quarter of 2004 were $120.7 million and the weighted-average interest rate was 1.11 percent.

On March 3, 2003, our $500 million 6.45% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash on hand and incremental short-term borrowings. Our current maturities of long-term debt at March 31, 2004 includes the $500 million of our 6.65% Senior Notes due March 2005.

On February 13, 2004, we paid a cash dividend on our common stock of $0.5625 per share to shareholders of record as of January 30, 2004. On April 21, 2004, our Board of Directors approved a cash dividend of $0.5625 per common share payable on May 14, 2004 to shareholders of record as of April 30, 2004.

11.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003 and April 2004, respectively. As of March 31, 2004, we had repurchased a total of approximately $454.8 million (9,067,800 shares) of our outstanding common stock under the program, of which $2.1 million (35,000 shares) were repurchased in the three months ended March 31, 2004.

12.  Business Segments

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

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2003 Form 10-K, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included in segment results. These equity method earnings are included in "Other Income and (Expenses)" in the accompanying interim Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31, 2004					March 31, 2004
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 106,746	$ 224,012	$ -	$ 23,380	$ 11,382	$ 5,510,139
TransColorado	5,627	7,905	-	1,059	1,110	265,946
Kinder Morgan Retail	33,681	111,459	-	4,169	7,431	410,885
Power	3,723	9,210	-	873	-	453,717
Segment Totals	149,777	$ 352,586	$ -	$ 29,481	$ 19,923	6,640,687
		==========	==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	128,767			Investment in Kinder Morgan Energy Partners Goodwill		2,145,910 947,730
General and Administrative Expenses	(22,288)			Other[1] Consolidated		359,903 $10,094,230
						===========
Other Income and (Expenses)	(48,372)
Income Before Income Taxes	$ 207,884
	==========

	Three Months Ended March 31, 2003
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 100,076	$ 214,068	$ -	$ 22,305	$ 14,808
TransColorado	7,260	9,499	-	1,066	409
Kinder Morgan Retail	31,459	88,989	-	3,924	1,586
Power	2,920	6,312	-	2,330	2,677
Segment Totals	141,715	$ 318,868	$ -	$ 29,625	$ 19,480
		==========	==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	111,495
General and Administrative Expenses	(16,408)
Other Income and (Expenses)	(54,918)
Income Before Income Taxes	$ 181,884
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

13.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three months ended March 31, 2004 and 2003, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $14.8 million, representing unrecognized net losses on derivative activities at March 31, 2004. During the three months ended March 31, 2004 and 2003, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. In conjunction with these activities, we are required to place funds in margin accounts (included with "Restricted Deposits" in the accompanying interim Consolidated Balance Sheet) when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at March 31, 2004. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges, and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $118.7 million at March 31, 2004 is included in the caption "Deferred Charges and Other Assets" in the accompanying interim Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million in cash. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $12.9 million at March 31, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

14.  Employee Benefits

(A)    Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Service Cost	$ 2,148	$ 1,969
Interest Cost	2,858	2,754
Expected Return on Assets	(4,071)	(3,221)
Amortization of:
Transition (Asset)/Obligation	(41)	(41)
Prior Service Cost	44	44
(Gain)/Loss	662	(980)
Net Periodic Pension Cost	$ 1,600	$ 525
	=========	=========

As of March 31, 2004, no contributions to our retirement plans have been made and we expect that contributions, if any, made during 2004 will not be significant.

(B)    Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Service Cost	$ 115	$ 112
Interest Cost	1,653	1,749
Expected Return on Assets	(1,237)	(1,345)
Amortization of:
Transition (Asset)/Obligation	232	232
Prior Service Cost	60	60
(Gain)/Loss	202	(108)
Net Periodic Postretirement Benefit Cost	$ 1,025	$ 700
	=========	=========

We previously disclosed in our 2003 Form 10-K that we did not expect to make any significant contributions to our postretirement benefit plan during 2004. As of March 31, 2004, contributions of approximately $12,000 have been made and we continue to expect that total contributions to our postretirement benefit plan during 2004 will not be significant.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. In January 2004, the FASB issued Staff Position FAS 106-1 to provide guidance on accounting and disclosure for the Act as it pertains to postretirement benefit plans (see Note 17). The amounts presented for net periodic postretirement benefit cost do not include the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy included in the Act is pending and that guidance, when issued, could require restatement of these amounts, although any such restatement is not expected to be material.

15.  Regulatory Matters

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

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (termed "Energy Affiliates"), including intrastate/Hinshaw pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies are excluded, however, if they do not make any off-system sales. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their Energy Affiliates (but certain support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an Energy Affiliate. Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, filed for clarification and rehearing of Order No. 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. On February 9, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, all of these interstate pipelines filed a joint request with the interstate pipelines owned by Kinder Morgan Energy Partners asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. Separation from these entities would be the most burdensome requirement of the new rules for us.

On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September 1, 2004. Otherwise, the FERC largely denied rehearing of Order No. 2004, but provided further clarification or adjustment in several areas.

The FERC continued the exemption for Local Distribution Companies ("LDCs") which do not make off-system sales, but clarified that the LDC exemption still applies if the LDC is also a Hinshaw pipeline. The FERC also clarified that an LDC can engage in certain sales and other Energy Affiliate activities to the limited extent necessary to support sales to customers located on its distribution system, and sales necessary to remain in balance under pipeline tariffs, without becoming an Energy Affiliate. The FERC declined to exempt producers from the definition of Energy Affiliate. The FERC also declined to exempt intrastate and Hinshaw pipelines, processors and gatherers from the definition of Energy Affiliate, but did clarify that such entities will not be Energy Affiliates if they do not participate in gas or electric commodity markets or interstate capacity markets (as capacity holder, agent or manager) or in financial transactions related to such markets. The separate exemption request by the Kinder Morgan interstate pipelines as to their intrastate affiliates remains pending. The FERC also clarified further the personnel and functions that can be shared by interstate pipelines and their Energy Affiliates, including senior officers and risk management personnel and the permissible role of holding or parent companies and service companies. The FERC also clarified that day-to-day operating information can be shared by interconnecting entities. Finally, the FERC clarified that an interstate pipeline and its Energy Affiliate can discuss potential new interconnects to serve the Energy Affiliate, but subject to very onerous posting and record-keeping requirements.

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

On February 11, 2004, the FERC approved a final rule in Docket No. RM03-8-000 requiring jurisdictional entities to file quarterly financial reports with the FERC. Electric utilities, natural gas companies, and licensees will file Form 3-Q, while oil pipeline companies will submit Form 6-Q. The final rule also adopts some minimal changes to the annual financial reports filed with the FERC. The final rule modifies the Notice of Proposed Rulemaking by eliminating the management discussion and analysis section from both the quarterly and annual reports, and eliminating the use of fourth quarter data in the annual report. In addition, the final rule eliminates the cash management notification requirement adopted in FERC Order No. 634-A. The FERC said it will also use the quarterly financial information when reviewing the adequacy of traditional cost-based rates. The first quarterly reports for major public utilities, licensees, and natural gas companies will be due on July 9, 2004. The first quarterly reports for non-major public utilities, licensees, natural gas companies, and all oil pipeline companies will be due on July 23, 2004. After the transition period, major public utilities, licensees and natural gas companies will file quarterly reports 60 days after the end of the quarter; non-major public utilities, licensees, natural gas companies, and all oil pipeline companies will file 70 days after the end of the quarter.

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

See Note 8 of Notes to Consolidated Financial Statements included in our 2003 Form 10-K for additional information regarding regulatory matters.

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

See Note 9(A) of Notes to Consolidated Financial Statements included in our 2003 Form 10-K for additional information regarding environmental matters.

(B)    Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The complaint asks to recover all royalties the Government allegedly should have received had the volume and heating content of the natural gas been valued properly, along with treble damages and civil penalties as provided for in the False Claims Act. Mr. Grynberg, as relator, seeks his statutory share of any recovery, plus expenses and attorney fees and costs. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of the plaintiff's valuation claims has been granted by the Court. Mr. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act, is coming to a close and defendants have been ordered to submit their jurisdictional briefs by May 14, 2004. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend.

Adams vs. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, filed in the United States District Court for the District of Colorado. The case was originally filed on March 8, 2000 and is a purported class action. As of this date no class has been certified. Plaintiffs seek compensatory damages against all defendants jointly and severally, together with interest, attorney fees and expenses. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of accounting principles generally accepted in the United States of America during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court's dismissal, but upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003. A scheduling conference has been set for May 11, 2004. The Court has ordered the plaintiffs to file their motion for class certification by May 28, 2004 and has ordered that class certification discovery proceed.

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

Manna Petroleum Services, L.P. et al. v. American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 31,485, filed in the 223rd Judicial District Court of Gray County, Texas. Plaintiff filed suit in late 1999 and alleges that American Processing, L.P., a former wholly owned subsidiary of Kinder Morgan, Inc., and subsequently ONEOK, which purchased American Processing from us in 2000, misallocated proceeds from the sale of compression liquids at a gas processing plant in Pampa, Texas. On March 17, 2004, following a bench trial, the Court issued a letter ruling which stated that plaintiff Manna Petroleum Services is entitled to recover damages in the principal sum of $556,932. The letter ruling also stated that the plaintiff may request an award of attorney's fees and costs and propose findings of fact and rulings of law before final judgment is entered. On April 28, 2004, defendants filed a motion for reconsideration of the Court's letter ruling and this motion is pending. Plaintiffs have yet to file an application for attorney's fees, costs or proposed findings of facts and rulings of law, and final judgment shall not be entered until a ruling on defendants' motion for reconsideration.

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

17.  Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to postpone accounting for the effects of the Act. Regardless of whether a company elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. We have elected to defer accounting for the effects of the Act and have applied the disclosure provisions of the FSP effective December 31, 2003.

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

The principal impact of this interpretation on us is that, effective December 31, 2003, we began consolidation of Triton Power Company LLC and its wholly-owned subsidiary Triton Power Michigan LLC, which is the lessee of the Jackson, Michigan power generation facility. We operate and have a preferred interest in this entity in which the common interest is owned by others. Triton Power Company LLC has no debt but, as a result of this consolidation, we are including the lease obligation on the Jackson plant in our consolidated financial statements. The difference between the earnings impact under consolidation and under the previously applied equity method is not material.

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

The revised statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement also requires interim disclosures; see Note 14.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected over the course of an entire year. In this report Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as "Kinder Morgan Energy Partners."

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, exposures under contractual indemnifications and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others. Information regarding our accounting policies and estimates that we considered to be "critical" can be found in our 2003 Form 10-K. There have not been any significant changes in these policies and estimates during the first quarter of 2004.

Consolidated Financial Results

	Three Months Ended March 31,		Increase
	2004	2003	(Decrease)
	(In thousands except per share amounts)

Operating Revenues	$ 352,586	$ 318,868	$ 33,718
Gas Purchases and Other Costs of Sales	133,471	112,955	20,516
General and Administrative Expenses	22,288	16,408	5,880
Other Operating Expenses	74,056	66,700	7,356
Operating Income	122,771	122,805	(34)
Other Income and (Expenses)	85,113	59,079	26,034
Income Taxes	80,842	70,814	10,028
Net Income	$ 127,042	$ 111,070	$ 15,972
	==========	==========	==========

Diluted Earnings Per Common Share	$ 1.02	$ 0.90	$ 0.12
	==========	==========	==========

Number of Shares Used in Computing Diluted Earnings Per Common Share	124,938	123,078	1,860
	==========	==========	==========

Our net income increased from $111.1 million in the first quarter of 2003 to $127.0 million in the first quarter of 2004, an increase of $15.9 million (14%). The increase in net income is principally comprised of an increase of $26.0 million in "Other Income and Expenses," partially offset by an increase of $10.0 million in income tax expense. Following is a discussion of items affecting operating income and other income and expenses. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings "Other Income and (Expenses)" and "Income Taxes" included elsewhere herein for additional information regarding these items.

Our results for the first quarter of 2004, in comparison to 2003, reflect an increase of $33.7 million (11%) in operating revenues, with operating income essentially flat. The increase in operating revenues was attributable to increased revenues in our Natural Gas Pipeline Company of America, Kinder Morgan Retail and Power business segments, partially offset by decreased revenues in our TransColorado business segment (see the individual business segment discussions following for additional information). Operating income was positively impacted in the first quarter of 2004, relative to 2003, by increased earnings from our Natural Gas Pipeline Company of America, Kinder Morgan Retail and Power business segments. These positive impacts were offset by (i) decreased earnings from our TransColorado business segment, (ii) increased general and administrative expenses due principally to the timing of bonus accruals and increased legal expenses and employee benefit expenses and (iii) the consolidation of the results of operations of our Triton Power affiliates in our 2004 consolidated results, due to our adoption of a recent accounting pronouncement. Triton's $1.9 million operating loss is entirely offset by minority interests.

Below the operating income line, "Other Income and Expenses" increased from $59.1 million in the first quarter of 2003 to $85.1 million in 2004, an increase of $26.0 million (44%). This increase reflected (i) increased equity in earnings of Kinder Morgan Energy Partners in the first quarter of 2004 due principally to the improved performance from the assets held by Kinder Morgan Energy Partners, (ii) decreased 2004 interest expense resulting from our lower weighted-average interest rates and our lower debt balances and (iii) the inclusion of the minority interests in Triton Power as discussed previously. These positive impacts were partially offset by an increase of $0.9 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC.

Diluted earnings per common share increased from $0.90 in the first quarter of 2003 to $1.02 in the first quarter of 2004, an increase of $0.12 (13%), reflecting, in addition to the financial and operating impacts discussed preceding, an increase of 1.9 million (1.5%) in average shares outstanding resulting from (i) newly-issued shares due to exercise of stock options by employees and (ii) the increased dilutive effect of stock options resulting from the increase in the market price of our shares.

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

The accounting policies we apply in the generation of business segment earnings are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our 2003 Form 10-K, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included in segment results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

	Three Months Ended March 31,		Increase
	2004	2003	(Decrease)
	(In thousands except systems throughput)

Operating Revenues	$224,012	$214,068	$ 9,944
	========	========	========

Gas Purchases and Other Costs of Sales	$ 69,784	$ 69,557	$ 227
	========	========	========

Segment Earnings	$106,746	$100,076	$ 6,670
	========	========	========

Systems Throughput (Trillion Btus)	444.4	445.9	(1.5)
	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased from $100.1 million in the first quarter of 2003 to $106.7 million in the first quarter of 2004, an increase of $6.6 million (7%). The increase in operating revenues was principally due to increased revenues from transportation and storage of natural gas, partially offset by decreased revenues from operational sales of natural gas. Segment earnings for the first quarter of 2004 were positively impacted, relative to 2003, by increased margin from transportation and storage services. The increase in transportation and storage margins was largely the result of successful re-contracting of existing transportation and storage capacity, as well as the expansion of storage capacity at our North Lansing facility, which is expected to be fully completed in May 2004, as discussed following. These positive impacts were partially offset by (i) increased operations and maintenance expenses, principally due to transportation and storage compression operations, (ii) increased depreciation expense, principally related to recent expansion and extension projects and (iii) increased ad valorem taxes. The small decrease in system throughput in 2004 did not have a significant direct impact on revenues due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

During April 2003, Natural Gas Pipeline Company of America began construction of 10.7 Bcf of storage service expansion at its existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Although construction on this approximately $38 million project is not expected to be completed until May 2004, the service is available at this time. Please refer to our 2003 Form 10-K for additional information regarding Natural Gas Pipeline Company of America.

TransColorado

Three Months Ended March 31,
	2004	2003	Decrease
(In thousands except systems throughput)
Total Operating Revenues	$ 7,905	$ 9,499	$ (1,594)
	========	========	========

Segment Earnings	$ 5,627	$ 7,260	$ (1,633)
	========	========	========

Systems Throughput (Trillion Btus)	42.3	46.5	(4.2)
	========	========	========

TransColorado's segment earnings decreased from $7.3 million in the first quarter of 2003 to $5.6 million in the first quarter of 2004, a decrease of $1.7 million (23%). Segment earnings declined primarily due to the fact that in 2004 17% of long haul transport contracts were tied to the basis differential and the basis differential in 2004 narrowed significantly as compared to 2003, when the basis differential spread was very wide. As a result of ongoing contracting activities, in which we entered into additional long-term, fixed price contracts for most of TransColorado's long haul capacity, the volume of activity that is subject to changes in basis differentials has decreased from 17% to 11% of its current long haul capacity. The decrease in TransColorado's system throughput volumes in the first quarter of 2004, relative to 2003, was due to reduced demand for short haul transport on the southern portion of TransColorado's system.

On September 25, 2003, we announced that we had signed a 10-year, firm natural gas transportation contract with an undisclosed shipper that will allow us to construct facilities resulting in a 125,000 dekatherm per day expansion of capacity on the TransColorado system. The facilities consist of three new compressor stations and modifications at two existing compressor stations, which will increase compression by more than 20,000 horsepower. In March 2004, we received FERC approval to construct the facilities and place them into service. We expect to complete the expansion project during the third quarter of 2004. Please refer to our 2003 Form 10-K for additional information regarding TransColorado.

Kinder Morgan Retail

	Three Months Ended March 31,
	2004	2003	Increase
	(In thousands except systems throughput)

Total Operating Revenues	$111,459	$ 88,989	$ 22,470
	========	========	========

Gas Purchases and Other Costs of Sales	$ 62,216	$ 42,408	$ 19,808
	========	========	========

Segment Earnings	$ 33,681	$ 31,459	$ 2,222
	========	========	========

Systems Throughput (Trillion Btus)[1]	18.4	17.4	1.0
	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings increased from $31.5 million in the first quarter of 2003 to $33.7 million in the first quarter of 2004, an increase of $2.2 million (7%). The increase in operating revenues in the first quarter of 2004, relative to 2003, is partially offset by gas purchases and other costs of sales, and primarily resulted from (i) higher natural gas prices in 2004, (ii) the fact that a higher percentage of our Wyoming customers chose us as their natural gas supplier in 2004, either through regulated rates that pass-through the cost of gas to the customer, or through our Choice Gas commodity program that allows customers connected to our natural gas distribution system to choose from among several natural gas commodity suppliers, (iii) increased 2004 throughput volumes due to colder weather, (iv) increased revenues from non-regulated merchandise sales and (v) continued customer growth in Colorado. Our weather hedging program continued to contribute to stability in Kinder Morgan Retail's earnings pattern by reducing the impact of weather-related demand fluctuations.

Kinder Morgan Retail has undertaken two expansion projects in western Colorado that are expected to contribute to future earnings growth. A distribution project from Gypsum to Dotsero has been completed and is in service. A mainline project from near Montrose to Ouray is in progress with completion expected by mid-2004. Please refer to our 2003 Form 10-K for additional information regarding Kinder Morgan Retail.

Power

Three Months Ended March 31,
	2004	2003	Increase
(In thousands)

Total Operating Revenues	$ 9,210	$ 6,312	$ 2,898
	========	========	========

Gas Purchases and Other Costs of Sales	$ 1,471	$ 990	$ 481
	========	========	========

Segment Earnings	$ 3,723	$ 2,920	$ 803
	========	========	========

Due to the adoption of a recently issued accounting standard, the results of operations of our Triton Power affiliates are included in our consolidated operating results and in the results of our Power segment beginning with the first quarter of 2004. Prior to December 31, 2003, Triton was accounted for as an equity-method investment. Although the results of Triton have an impact on the total operating revenues and expenses of the Power business segment, after taking into account the associated minority interests, Triton had no effect on Power's segment earnings. The increase in operating revenues in the first quarter of 2004, relative to 2003, was primarily attributable to the inclusion of Triton in our 2004 consolidated operating results. Segment earnings were positively impacted in the first quarter of 2004, relative to 2003, by (i) a $1.5 million charge to 2003 depreciation expense related to the retirement of gas turbine components that were replaced, (ii) increased earnings from Thermo Cogeneration Partnership and (iii) lower staffing costs. These positive earnings impacts were partially offset by our reduced net profits interest from one Colorado power plant. Please refer to our 2003 Form 10-K for additional information regarding Power.

Earnings from Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners was as follows:

	Three Months Ended March 31,		Increase
	2004	2003	(Decrease)
	(In thousands)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$ 93,515	$ 78,169	$ 15,346
Limited Partner Units (Kinder Morgan Energy Partners)	9,599	9,509	90
Limited Partner i-units (Kinder Morgan Management)	25,653	23,817	1,836
	128,767	111,495	17,272
Pre-tax Minority Interest in Kinder Morgan Management	(18,255)	(16,755)	(1,500)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$110,512	$ 94,740	$ 15,772
	========	========	========

The increase in our earnings from this investment in the first quarter of 2004 in comparison to the first quarter of 2003 is principally due to improved operating results from Kinder Morgan Energy Partners' various businesses. For 2004, pre-tax earnings attributable to our investment in Kinder Morgan Energy Partners are expected to increase by approximately 15% due to, among other factors, improved performance from its existing assets. However, there are factors beyond the control of Kinder Morgan Energy Partners that may affect its results, including developments in the regulatory arena and as yet unforeseen competitive developments or acquisitions. Additional information on Kinder Morgan Energy Partners is contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2004 and its Annual Report on Form 10-K for the year ended December 31, 2003.

Other Income and (Expenses)

	Three Months Ended March 31,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)

Interest Expense, Net	$(32,434)	$(39,974)	$ 7,540
Interest Expense - Deferrable Interest Debentures[1]	(5,478)	-	(5,478)
Equity in Earnings of Kinder Morgan Energy Partners	128,767	111,495	17,272
Equity in Earnings of Power Segment[2]	2,419	2,173	246
Equity in Earnings of Horizon Pipeline[3]	388	329	59
Equity in Losses of Other Equity Investments	-	(19)	19
Minority Interests[1]	(9,308)	(15,921)	6,613
Other, Net	759	996	(237)
	$ 85,113	$ 59,079	$ 26,034
	========	========	========
___________________
[1]

Due to our adoption of a recently issued accounting standard, the expense associated with our Deferrable Interest Debentures is recorded as interest expense for the three months ended March 31, 2004. For the three months ended March 31, 2003, the corresponding expense of $5,478 was included in "Minority Interests." See Note 17.

[2]	Included in Power segment earnings.

[3]	Included in Natural Gas Pipeline Company of America segment earnings.

"Other Income and (Expenses)" increased from income of $59.1 million in the first quarter of 2003 to income of $85.1 million in the first quarter of 2004, an increase of $26.0 million (44%). This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners and (ii) decreased interest expense resulting from our lower weighted-average interest rates and our lower debt balances.

Income Taxes

The income tax provision increased from $70.8 million in the first quarter of 2003 to $80.8 million in the first quarter of 2004, an increase of $10.0 million (14%) due principally to a $26 million increase in pre-tax income.

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

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service, capital expenditures, common stock repurchases and quarterly cash dividends to our common shareholders. Our capital expenditures (other than sustaining capital expenditures), our common stock repurchases and our quarterly cash dividends to our common shareholders are discretionary. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our credit facilities or by issuing short-term commercial paper, long-term notes or additional shares of common stock.

Invested Capital

The following table illustrates the sources of our invested capital. The balances at December 31, 2001 and thereafter reflect the May 2001 sale of shares of Kinder Morgan Management in its initial public offering. The balances at December 31, 2002 and thereafter also reflect the impact of Kinder Morgan Management's August 2002 public sale of its shares. Our ratio of total debt to total capital has declined significantly since 2001. This decline has resulted from a number of factors, including our increased cash flows from operations as discussed under "Cash Flows" following. In recent periods, we have significantly increased our dividends per common share and have announced our intention to consider further increases on an annual basis, and we maintain an ongoing program to repurchase outstanding shares of our common stock. For these reasons, among others, any declines in our ratio of total debt to total capital in the future may be smaller.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under

"Significant Financing Transactions" following. Our largest such unconsolidated investment is in Kinder Morgan Energy Partners. See "Investment in Kinder Morgan Energy Partners" following.

The discussion under the heading "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. These disclosures, which reflected balances and contractual arrangements existing as of December 31, 2003, also reflect current balances and contractual arrangements except for changes discussed following. Changes in our long-term debt and commercial paper are discussed under "Net Cash Flows from Financing Activities" following and in Note 10 of the accompanying Notes to Consolidated Financial Statements.

	March 31,	December 31,
	2004	2003	2002	2001
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$2,337,510	$2,837,487	$2,852,181	$2,409,798
Deferrable Interest Debentures Issued to Subsidiary Trusts[1]	283,600	283,600	-	-
Value of Interest Rate Swaps[2]	131,604	88,242	139,589	(4,831)
	2,752,714	3,209,329	2,991,770	2,404,967
Minority Interests	1,036,203	1,010,140	967,802	817,513
Common Equity	2,738,775	2,666,117	2,354,997	2,259,997
Capital Trust Securities[1]	-	-	275,000	275,000
	6,527,692	6,885,586	6,589,569	5,757,477
Less Value of Interest Rate Swaps	(131,604)	(88,242)	(139,589)	4,831
Capitalization	6,396,088	6,797,344	6,449,980	5,762,308
Short-term Debt, Less Cash and Cash Equivalents[3]	586,666	121,824	465,614	613,918
Invested Capital	$6,982,754	$6,919,168	$6,915,594	$6,376,226
	==========	==========	==========	==========

Capitalization:
Outstanding Notes and Debentures	36.6%	41.7%	44.2%	41.8%
Minority Interests	16.2%	14.9%	15.0%	14.2%
Common Equity	42.8%	39.2%	36.5%	39.2%
Deferrable Interest Debentures Issued to Subsidiary Trusts	4.4%	4.2%	-	-
Capital Trust Securities	-	-	4.3%	4.8%

Invested Capital:
Total Debt[4]	41.9%	42.8%	48.0%	47.4%
Equity, Including Capital Trust Securities, Deferrable Interest Debentures Issued to Subsidiary Trusts and Minority Interests	58.1%	57.2%	52.0%	52.6%
___________
[1]	As a result of a recent change in accounting standards effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated. See Note 17.
[2]	See "Significant Financing Transactions" following.
[3]	Cash and cash equivalents netted against short-term debt were $15,534, $11,076, $35,653 and $16,134 for March 31, 2004 and December 31, 2003, 2002 and 2001, respectively.
[4]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, our commercial paper program (which is supported by our revolving bank facilities) and cash provided by operations. As of March 31, 2004, we had available a $445 million 364-day facility dated October 14, 2003, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including as backup for our commercial paper program. At March 31, 2004 and April 30, 2004, we had $97.2 million and $151.0 million, respectively, of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $670.3 million and $616.5 million at March 31, 2004 and April 30, 2004, respectively.

Our current maturities of long-term debt of $505 million at March 31, 2004 consisted of $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013 and our $500 million of 6.65% Series Debentures due March 1, 2005. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represents an additional short-term obligation of approximately $1.5 million at March 31, 2004. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our three-year revolving credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise. Our next significant debt maturity, apart from our 6.65% Senior Notes in 2005 mentioned above, is our $300 million of 6.80% Senior Notes in 2008.

Significant Financing Transactions

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003 and April 2004, respectively. As of March 31, 2004, we had repurchased a total of approximately $454.8 million (9,067,800 shares) of our outstanding common stock under the program, of which $2.1 million (35,000 shares) and $1.4 million (31,100 shares) were repurchased in the three months ended March 31, 2004 and 2003, respectively. In January 2003, our board of directors approved a plan to purchase shares of Kinder Morgan Management on the open market. During the three months ended March 31, 2003, we repurchased $0.9 million (29,000 shares) of Kinder Morgan Management stock.

As further described under "Risk Management" in Item 7A of our 2003 Form 10-K, we had outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at March 31, 2004. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps are accounted for as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from the offering were purchased by Kinder Morgan, Inc. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (as a reduction to interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $12.9 million at March 31, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

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

On March 3, 2003, our $500 million of 6.45% Senior Notes matured and we paid the holders of the notes, utilizing a combination of cash and incremental short-term borrowings.

Investment in Kinder Morgan Energy Partners

At March 31, 2004, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC we owned, approximately 32.6 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 13.0 million common units, 5.3 million Class B units and 14.3 million i-units, represent approximately 16.7 percent of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 percent interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 18.3 percent of Kinder Morgan Energy Partners' total equity interests at March 31, 2004. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units and distributions on our other units in cash.

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

We reflect our investment in Kinder Morgan Energy Partners under the equity method of accounting and, accordingly, report our share of Kinder Morgan Energy Partners' earnings as "Equity in Earnings" in our interim Consolidated Statement of Operations in the period in which such earnings are reported by Kinder Morgan Energy Partners. See Notes 7 and 8 of the accompanying Notes to Consolidated Financial Statements for additional information regarding our investment in Kinder Morgan Energy Partners.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2003 Form 10-K.

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $163.6 million in the first quarter 2003 to $167.4 million in the first quarter 2004, an increase of $3.8 million (2.3%). This positive variance is principally due to (i) a $14.4 million increase in cash distributions received in 2004 attributable to our interest in Kinder Morgan Energy Partners, (ii) a $13.9 million reduction in cash paid for interest and (iii) an increase of $10.8 million in 2004 cash attributable to deferred purchased gas costs. These positive impacts were partially offset by (i) the fact that 2003 included $28.1 million of cash proceeds received from termination of an interest rate swap (see "Significant Financing Transactions" for further information regarding this transaction) and (ii) a decrease of $8.5 million in cash inflows for gas in underground storage during 2004. Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" increased from $28.7 million in the first quarter 2003 to $85.0 million in the first quarter 2004, an increase of $56.3 million (196.2%). This increased use of cash is principally due to a $43.9 million increase in 2004 investments in margin deposits associated with hedging activities utilizing energy derivative instruments, and an additional $17.5 million investment in Kinder Morgan Energy Partners during 2004.

Net Cash Flows from Financing Activities

"Net Cash Flows Used in Financing Activities" decreased from $141.1 million in the first quarter 2003 to $78.0 million in the first quarter 2004, a decrease of $63.1 million. This decrease is principally due to (i) the fact that 2003 included $500 million of cash used to retire our $500 million 6.45% Senior Notes, (ii) $14.9 million of proceeds in 2004, net of issuance costs, from the issuance of Kinder Morgan Management shares in March 2004 and (iii) an increase of $13.7 million received in 2004 for issuance of our common stock. Partially offsetting these factors were (i) a $30.7 million reduction in short-term debt during the first quarter of 2004 versus incremental short-term borrowings of $331.9 million during the first quarter of 2003, (ii) a $51.3 million increase in cash paid for dividends in 2004, principally due to the increased dividends declared per share and (iii) a $53.9 million decreased source of cash from short-term advances to unconsolidated affiliates during 2004.

Recent Accounting Pronouncements

Refer to Note 17 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

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

See Items 1 and 2 "Business and Properties - Risk Factors" of our annual report filed on Form 10-K for the year ended December 31, 2003, for a more detailed description of these and other factors that may affect the forward-looking statements. Our future results also could be adversely impacted by unfavorable results of litigation and the fruition of contingencies referred to in Notes 15 and 16 of the accompanying Notes to Consolidated Financial Statements. When considering forward-looking statements, one should keep in mind the risk factors described in "Risk Factors" above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2003, in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in our 2003 Form 10-K. See also Note 13 of the accompanying Notes to Consolidated Financial Statements.

Item 4.  Controls and Procedures.

As of March 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the quarter ended March 31, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2004	10,000	$ 59.99	10,000	$46,732,144
		=======		===========
February 1 to February 29, 2004	25,000	$ 59.85	25,000	$45,235,459
		=======		===========
March 1 to March 31, 2004	-	$ -	-	$45,235,459
		=======		===========

Total	35,000	$ 59.89	35,000	$45,235,459[2]
	=======	=======	=========	===========

[1]

All purchases were made pursuant to our publicly announced repurchase plan. On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003, and April 2004, respectively.

[2]	As of March 31, 2004. In April 2004, the program was increased by $50 million.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.
(A) Exhibits.

31.1 31.2 32.1 32.2	Section 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer

Section 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Chief Financial Officer

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated January 21, 2004 was furnished on January 28, 2004 pursuant to Item 7 and Item 12 of that form.

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

(2)	Current Report on Form 8-K dated April 21, 2004 was furnished on April 21, 2004 pursuant to Item 7 and Item 12 of that form.

Pursuant to Item 12 of that form, we disclosed that on April 21, 2004 we issued a press release regarding our financial results for the quarter ended March 31, 2004, and held a webcast conference call on April 21, 2004 discussing those results.

Pursuant to Item 7 of that form, we filed our press release dated April 21, 2004 as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
May 6, 2004	/s/ C. Park Shaper
C. Park Shaper Vice President and Chief Financial Officer