Form 10-Q
period 2004-06-30
KINDER MORGAN INC
filed 2004-08-05
CIK 54502

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

Yes ☒  No ☐

The number of shares outstanding of the registrant's common stock, $5 par value, as of July 30, 2004 was 123,537,348 shares.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

Contents

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	June 30,	December 31,
	2004	2003
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 6,715	$ 11,076
Restricted Deposits	8,097	17,158
Accounts Receivable, Net:
Trade	68,526	75,903
Related Parties	843	1,584
Note Receivable	8,315	-
Inventories	58,799	22,096
Gas Imbalances	17,077	33,320
Other	113,630	115,183
	282,002	276,320

Investments:
Kinder Morgan Energy Partners	2,140,877	2,106,312
Goodwill	947,730	972,380
Other	202,709	208,860
	3,291,316	3,287,552

Property, Plant and Equipment, Net	6,085,579	6,083,937

Deferred Charges and Other Assets	326,410	388,902

Total Assets	$ 9,985,307	$10,036,711
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	June 30,	December 31,
	2004	2003
	(In thousands except shares)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 655,000	$ 5,000
Notes Payable	65,500	127,900
Accounts Payable:
Trade	22,474	61,385
Related Parties	1,074	10,632
Accrued Interest	68,516	68,596
Accrued Taxes	32,446	35,795
Gas Imbalances	65,649	38,494
Other	115,238	128,559
	1,025,897	476,361

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,512,028	2,477,329
Other	162,996	197,435
	2,675,024	2,674,764

Long-term Debt:
Outstanding Notes and Debentures	2,187,533	2,837,487
Deferrable Interest Debentures Issued to Subsidiary Trusts	283,600	283,600
Value of Interest Rate Swaps	31,062	88,242
	2,502,195	3,209,329

Minority Interests in Equity of Subsidiaries	1,040,061	1,010,140

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 133,149,990 and 132,229,622 Shares,
Respectively, Before Deducting 9,559,084 and 8,912,660
Shares Held in Treasury	665,750	661,148
Additional Paid-in Capital	1,815,771	1,780,761
Retained Earnings	824,544	732,492
Treasury Stock	(484,966)	(446,095)
Deferred Compensation	(31,281)	(36,506)
Accumulated Other Comprehensive Loss	(47,688)	(25,683)
Total Stockholders' Equity	2,742,130	2,666,117

Total Liabilities and Stockholders' Equity	$ 9,985,307	$10,036,711
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 171,946	$ 162,974	$ 370,739	$ 345,827
Natural Gas Sales	42,941	70,490	180,043	193,489
Other	21,980	18,401	38,671	31,417
Total Operating Revenues	236,867	251,865	589,453	570,733

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	52,210	79,852	185,681	192,807
Operations and Maintenance	37,934	31,549	74,128	61,450
General and Administrative	19,879	18,786	42,167	35,194
Depreciation and Amortization	29,707	29,047	59,188	58,672
Taxes, Other Than Income Taxes	8,451	7,383	16,832	14,557
Total Operating Costs and Expenses	148,181	166,617	377,996	362,680

Operating Income	88,686	85,248	211,457	208,053

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	132,802	113,732	261,569	225,227
Equity in Earnings of Other Equity Investments	2,695	2,719	5,502	5,202
Interest Expense, Net	(32,361)	(31,314)	(64,795)	(71,288)
Interest Expense - Deferrable Interest Debentures	(5,478)	-	(10,956)	-
Minority Interests	(15,089)	(15,476)	(24,397)	(31,397)
Other, Net	762	(874)	1,521	122
Total Other Income and (Expenses)	83,331	68,787	168,444	127,866

Income Before Income Taxes	172,017	154,035	379,901	335,919
Income Taxes	67,627	59,841	148,469	130,655

Net Income	$ 104,390	$ 94,194	$ 231,432	$ 205,264
	=========	=========	=========	=========

Basic Earnings Per Common Share	$ 0.84	$ 0.77	$ 1.87	$ 1.68
	=========	=========	=========	=========
Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	123,882	122,218	123,799	122,048
	=========	=========	=========	=========

Diluted Earnings Per Common Share	$ 0.84	$ 0.76	$ 1.85	$ 1.66
	=========	=========	=========	=========
Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	124,955	123,474	124,942	123,285
	=========	=========	=========	=========

Dividends Per Common Share	$ 0.5625	$ 0.1500	$ 1.1250	$ 0.3000
	=========	=========	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents
	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 231,432	$ 205,264
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	59,188	58,672
Deferred Income Taxes	59,845	56,502
Equity in Earnings of Kinder Morgan Energy Partners	(261,569)	(225,227)
Distributions from Kinder Morgan Energy Partners	207,992	177,316
Equity in Earnings of Other Investments	(5,502)	(5,202)
Minority Interests in Income of Consolidated Subsidiaries	24,397	20,441
Deferred Purchased Gas Costs	6,518	(11,339)
Net (Gains) Losses on Sales of Facilities	(733)	4,297
Gain from Settlement of Orcom Note	-	(2,917)
Changes in Gas in Underground Storage	15,064	66,852
Changes in Working Capital Items	(83,092)	(65,066)
Proceeds from Termination of Interest Rate Swap	-	28,147
Other, Net	(7,522)	(10,832)
Net Cash Flows Provided by Continuing Operations	246,018	296,908
Net Cash Flows Used in Discontinued Operations	(423)	(807)
Net Cash Flows Provided by Operating Activities	245,595	296,101

Cash Flows From Investing Activities:
Capital Expenditures	(61,381)	(47,827)
Investment in Kinder Morgan Energy Partners (Note 7)	(17,504)	(1,764)
Proceeds from Margin Deposits	9,061	736
Other Investments	(292)	(8,677)
Proceeds from Settlement of Orcom Note	-	2,627
Proceeds from Sales of Other Assets	25,693	6,421
Net Cash Flows Used in Investing Activities	(44,423)	(48,484)

Cash Flows From Financing Activities:
Short-term Debt, Net	(62,400)	221,500
Long-term Debt Retired	-	(511,083)
Issuance of Shares by Kinder Morgan Management	15,000	-
Common Stock Issued	30,061	24,545
Short-term Advances (To) From Unconsolidated Affiliates	(8,817)	49,337
Orcom Proceeds Payable to Pacificorp	-	2,622
Repurchase of Kinder Morgan Management, LLC Shares	-	(928)
Treasury Stock Acquired	(39,309)	(2,478)
Cash Dividends, Common Stock	(139,379)	(36,608)
Minority Interests, Net	(614)	(245)
Securities Issuance Costs	(75)	-
Net Cash Flows Used in Financing Activities	(205,533)	(253,338)

Net Decrease in Cash and Cash Equivalents	(4,361)	(5,721)
Cash and Cash Equivalents at Beginning of Period	11,076	35,653
Cash and Cash Equivalents at End of Period	$ 6,715	$ 29,932
	=========	=========

For supplemental cash flow information, see Note 4.
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are an energy transportation, storage and related services provider that has operations in the Rocky Mountain and mid-continent regions of the United States, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wyoming. Our business activities include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services and (iii) operating and, in previous periods, constructing electric generation facilities. We have both regulated and nonregulated operations. In addition, we own the general partner interest, as well as significant limited partner interests, in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as "Kinder Morgan Energy Partners," and receive a substantial portion of our earnings from returns on these investments. Our common stock is traded on the New York Stock Exchange under the symbol "KMI."

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

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense would not be recognized for stock options unless the options were granted at an exercise price lower than the market price on the grant date, which we have not done. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, among other factors, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $278,000 and $253,000 for the three months ended June 30, 2004 and 2003, respectively and $507,000 and $500,000 for the six months ended June 30, 2004 and 2003, respectively, related to the purchase discount offered under the employee stock purchase plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)
Net Income, As Reported	$ 104,390	$ 94,194	$ 231,432	$ 205,264
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	775	234	1,550	474
Deduct: Total Stock-based Employee Compensation Expense Determined under the Fair Value Method for All Awards, Net of Related Tax Effects	(3,567)	(3,875)	(8,091)	(7,881)
Pro Forma	$ 101,598	$ 90,553	$ 224,891	$ 197,857
	=========	=========	=========	=========

Basic Earnings Per Common Share:
As Reported	$ 0.84	$ 0.77	$ 1.87	$ 1.68
	=========	=========	=========	=========
Pro Forma	$ 0.82	$ 0.74	$ 1.82	$ 1.62
	=========	=========	=========	=========

Diluted Earnings Per Common Share:
As Reported	$ 0.84	$ 0.76	$ 1.85	$ 1.66
	=========	=========	=========	=========
Pro Forma	$ 0.81	$ 0.73	$ 1.80	$ 1.60
	=========	=========	=========	=========

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Weighted-average Common Shares Outstanding	123,882	122,218	123,799	122,048
Dilutive Common Stock Options	1,073	1,256	1,143	1,237
Shares Used to Compute Diluted Earnings Per Common Share	124,955	123,474	124,942	123,285
	========	========	========	========

Weighted-average stock options outstanding totaling 0.1 million and 2.4 million for the three months ended June 30, 2004 and 2003, respectively and 0.1 million and 2.5 million for the six months ended June 30, 2004 and 2003, respectively, were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

3.   Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $0.2 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, and $0.4 million for each of the six months ended June 30, 2004 and 2003.

4.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Accounts Receivable	$ 10,102	$ 25,020
Materials and Supplies Inventory	31	(506)
Other Current Assets	(33,513)	(6,030)
Accounts Payable	(38,911)	(44,913)
Other Current Liabilities	(20,801)	(38,637)
	$ (83,092)	$ (65,066)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest (Net of Amount Capitalized)	$ 81,328	$ 85,038
	=========	=========
Distributions on Capital Trust Securities[1]	$ -	$ 10,956
	=========	=========
Income Taxes Paid, Net of Refunds	$ 117,103	$ 62,990
	=========	=========

1These distributions are included in "Interest" for the six months ended June 30, 2004.

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

5.   Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net Income:	$ 104,390	$ 94,194	$ 231,432	$ 205,264
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes, Net of Tax	(4,253)	(9,430)	(12,626)	(30,534)
Reclassification of Change in Fair Value of Derivatives to Net Income, Net of Tax	7,998	11,274	8,754	30,005
Equity in Other Comprehensive Loss of Equity Method Investees	(19,377)	(4,362)	(36,704)	(5,750)
Minority Interest in Other Comprehensive Loss of Equity Method Investees	10,089	2,111	18,571	3,690
Other Comprehensive Loss	(5,543)	(407)	(22,005)	(2,589)

Comprehensive Income	$ 98,847	$ 93,787	$ 209,427	$ 202,675
	=========	=========	=========	=========

The Accumulated Other Comprehensive Loss of $47.7 million at June 30, 2004 consisted of (i) $36.6 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners and (ii) $11.1 million representing unrecognized net losses on hedging activities.

6.   Kinder Morgan Management, LLC

On May 14, 2004, Kinder Morgan Management made a distribution totaling 872,958 of its shares to shareholders of record as of April 30, 2004, based on the $0.69 per common unit distribution declared by Kinder Morgan Energy Partners for the first quarter of 2004. On August 13, 2004, Kinder Morgan Management will make a distribution of 920,140 of its shares to shareholders of record as of July 30, 2004, based on the $0.71 per common unit distribution declared by Kinder Morgan Energy Partners for the second quarter of 2004. These distributions are paid in the form of additional Kinder Morgan Management shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

7.   Investments and Sales

In April 2004, we sold two LM6000 gas-fired turbines for $16.5 million (net of marketing fees), which consideration consisted of $2.4 million in cash, a note receivable of $14.5 million and a note payable for marketing fees of $0.4 million. The $8.3 million current portion of this receivable is recorded in the caption Note Receivable in our Consolidated Balance Sheet as of June 30, 2004. In June 2004, we sold two LM6000 turbines and two boilers to Kinder Morgan Production Company, L.P., a subsidiary of Kinder Morgan Energy Partners, for their estimated fair market value of $21.1 million, which we received in cash. This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. The book value of the remaining surplus power generation equipment available for sale at June 30, 2004 was $35.8 million.

In February 2004, Kinder Morgan Energy Partners issued 5.3 million common units in a public offering at a price of $46.80 per common unit, receiving total net proceeds (after underwriting discount) of

$237.8 million. We did not acquire any of these common units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 19.0% to approximately 18.5% and had the associated effects of increasing (i) our investment in the net assets of Kinder Morgan Energy Partners by $23.2 million, (ii) associated accumulated deferred income taxes by $24,000 and (iii) paid-in capital by $40,000 and, in addition, reduced our equity method goodwill in Kinder Morgan Energy Partners by $23.1 million. In addition, in February 2004, in order to maintain our one percent general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made a contribution of approximately $2.6 million.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares in the offering were purchased by Kinder Morgan, Inc. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners.

8.   Summarized Income Statement Information for Kinder Morgan Energy Partners

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest, in addition to limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2003 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and in its Annual Report on Form 10-K for the year ended December 31, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands)
Operating Revenues	$ 1,957,182	$ 1,664,447	$ 3,779,438	$ 3,453,285
Operating Expenses	1,725,818	1,464,885	3,322,932	3,058,571
Operating Income	$ 231,364	$ 199,562	$ 456,506	$ 394,714
	===========	===========	===========	===========
Income Before Cumulative Effect of a Change in Accounting Principle	$ 195,218	$ 168,957	$ 386,972	$ 335,970
	===========	===========	===========	===========

Net Income	$ 195,218	$ 168,957	$ 386,972	$ 339,435
	===========	===========	===========	===========

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

10.  Financing

At June 30, 2004, we had available a $445 million 364-day credit facility dated October 14, 2003, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including backup for our commercial paper program and, as discussed in our 2003 Form 10-K, include covenants that are common in such arrangements. Under these bank facilities, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate that varies based on our senior debt rating. We had no borrowings under our bank facilities at June 30, 2004.

The commercial paper we issue, which is supported by the credit facilities described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at June 30, 2004 was $65.5 million, representing a reduction of $62.4 million from the $127.9 million outstanding at December 31, 2003. Our weighted-average interest rate on short-term borrowings outstanding at June 30, 2004 was 1.40 percent. Average short-term borrowings outstanding during the second quarter of 2004 were $137.1 million and the weighted-average interest rate was 1.13 percent. Average short-term borrowings outstanding during the first six months of 2004 were $128.9 million and the weighted-average interest rate was 1.13 percent.

On March 3, 2003, our $500 million 6.45% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash on hand and incremental short-term borrowing. Our current maturities of long-term debt of $655 million at June 30, 2004 consisted of (i) $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013, (ii) our $500 million of 6.65% Series Debentures due March 1, 2005 and (iii) our $150 million of 6.67% Series Debentures due November 1, 2027, which are redeemable at par at the option of the holders on November 1, 2004. We currently do not know whether the holders will require us to redeem the 6.67% debentures (which is a one-time election) or will choose to leave them outstanding.

On May 14, 2004, we paid a cash dividend on our common stock of $0.5625 per share to shareholders of record as of April 30, 2004. On July 21, 2004, our Board of Directors approved a cash dividend of $0.5625 per common share payable on August 13, 2004 to shareholders of record as of July 30, 2004.

11.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003 and April 2004, respectively. As of June 30, 2004, we had repurchased a total of approximately $492.0 million (9,699,000 shares) of our outstanding common stock under the program, of which $37.2 million (631,200 shares) and $39.3 million (666,200 shares) were repurchased in the three months and six months ended June 30, 2004, respectively. We repurchased $1.1 million (22,500 shares) and $2.5 million (53,600 shares) of our common stock in the three months and six months ended June 30, 2003, respectively.

12.  Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America, a major interstate natural gas pipeline and storage system; (2) TransColorado Gas Transmission Company, referred to as TransColorado, an interstate natural gas pipeline located in western Colorado and northwest New Mexico; (3) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico), and the sale of natural gas to certain utility customers under the Choice Gas Program and (4) Power, the operation and, in previous periods, construction of natural gas-fired electric generation facilities.

The accounting policies we apply in the generation of business segment information are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2003 Form 10-K, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included in segment results. These equity method earnings are included in "Other Income and (Expenses)" in the accompanying interim Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30, 2004				June 30, 2004
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 93,427	$ 171,672	$ 23,564	$ 21,817	$ 5,563,039
TransColorado	5,384	7,776	1,062	4,301	271,314
Kinder Morgan Retail	4,971	42,630	4,209	15,341	404,337
Power	3,908	14,789	872	-	426,656
Segment Totals	107,690	$ 236,867	$ 29,707	$ 41,459	6,665,346
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	132,802		Investment in Kinder Morgan Energy Partners Goodwill		2,140,877 947,730
General and Administrative Expenses	(19,879)		Other[2] Consolidated		231,354 $ 9,985,307
					===========
Other Income and (Expenses)	(48,596)
Income Before Income Taxes	$ 172,017
	==========

	Three Months Ended June 30, 2003
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 84,335[3]	$ 188,188	$ 23,150	$ 22,133
TransColorado	5,297	7,615	1,035	172
Kinder Morgan Retail	6,331	43,323	4,003	5,858
Power	10,778	12,739	859	184
Segment Totals	106,741	$ 251,865	$ 29,047	$ 28,347
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	113,732
General and Administrative Expenses	(18,786)
Other Income and (Expenses)	(47,652)[3]
Income Before Income Taxes	$ 154,035
	=========

[1]	There were no intersegment revenues during the periods presented.
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

	Six Months Ended June 30, 2004
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 200,173	$ 395,684	$ 46,944	$ 33,198
TransColorado	11,011	15,681	2,121	5,411
Kinder Morgan Retail	38,652	154,089	8,378	22,772
Power	7,631	23,999	1,745	-
Segment Totals	257,467	$ 589,453	$ 59,188	$ 61,381
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	261,569
General and Administrative Expenses	(42,167)
Other Income and (Expenses)	(96,968)
Income Before Income Taxes	$ 379,901
	==========

	Six Months Ended June 30, 2003
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 184,411[2]	$ 402,256	$ 45,455	$ 36,941
TransColorado	12,557	17,114	2,101	581
Kinder Morgan Retail	37,790	132,312	7,927	7,444
Power	13,698	19,051	3,189	2,861
Segment Totals	248,456	$ 570,733	$ 58,672	$ 47,827
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	225,227
General and Administrative Expenses	(35,194)
Other Income and (Expenses)	(102,570)[2]
Income Before Income Taxes	$ 335,919
	=========

[1]	There were no intersegment revenues during the periods presented.
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

13.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three and six month periods ended June 30, 2004 and 2003, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $11.1 million, representing unrecognized net losses on derivative activities at June 30, 2004. During the three and six months ended June 30, 2004 and 2003, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. In conjunction with these activities, we are required to place funds in margin accounts (included with "Restricted Deposits" in the accompanying interim Consolidated Balance Sheets) when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at June 30, 2004. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges, and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $21.7 million at June 30, 2004 is included in the caption "Deferred Charges and Other Assets" in the accompanying interim Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million in cash. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $9.4 million at June 30, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

14.  Employee Benefits

(A)    Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Service Cost	$ 2,149	$ 1,969	$ 4,297	$ 3,938
Interest Cost	2,859	2,754	5,717	5,508
Expected Return on Assets	(4,070)	(3,222)	(8,141)	(6,443)
Amortization of:
Transition Asset	(40)	(40)	(81)	(81)
Prior Service Cost	45	45	89	89
(Gain)/Loss	(518)	(981)	144	(1,961)
Net Periodic Pension Cost	$ 425	$ 525	$ 2,025	$ 1,050
	=========	=========	=========	=========

As of June 30, 2004, no contributions to our retirement plans have been made. We expect to make a contribution to our retirement plans of approximately $2 million during the third quarter of 2004.

(B)    Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Service Cost	$ 114	$ 113	$ 229	$ 225
Interest Cost	1,653	1,749	3,306	3,498
Expected Return on Assets	(1,236)	(1,344)	(2,473)	(2,689)
Amortization of:
Transition Obligation	233	233	465	465
Prior Service Cost	59	59	119	119
Loss	1,320	1,390	1,522	1,282
Net Periodic Postretirement Benefit Cost	$ 2,143	$ 2,200	$ 3,168	$ 2,900
	=========	=========	=========	=========

We previously disclosed in our 2003 Form 10-K that we did not expect to make any significant contributions to our postretirement benefit plan during 2004 and, as of June 30, 2004, we continue to expect that total contributions to our postretirement benefit plan during 2004 will not be significant.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. In January 2004, the FASB issued Staff Position FAS 106-1 to provide guidance on accounting and disclosure for the Act as it pertains to postretirement benefit plans (see Note 17). The amounts presented for net periodic postretirement benefit cost do not include the effects of the Act. In May 2004, the FASB issued Staff Position FAS 106-2, effective July 1, 2004, which provides specific authoritative guidance on the accounting for the federal subsidy included in the Act. Beginning with the quarter ending September 30, 2004, the effects of the Act will be included in the amounts presented for net periodic postretirement benefit cost.

15.  Regulatory Matters

On July 17, 2000, Natural Gas Pipeline Company of America filed its compliance plan, including pro forma tariff sheets, pursuant to the Federal Energy Regulatory Commission's ("FERC") Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in these Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. On November 21, 2002, the FERC issued an order approving much of Natural Gas Pipeline Company of America's Order 637 filing, but requiring additional changes. The primary changes relate to Natural Gas Pipeline Company of America's segmentation proposal, the ability of shippers to designate additional primary points on a segmented release, a shipper's rights to request discounts at alternate points and Natural Gas Pipeline Company of America's unauthorized overrun charges. Natural Gas Pipeline Company of America made its compliance filing on December 23, 2002 and filed for rehearing. Other parties have objected to certain aspects of Natural Gas Pipeline Company of America's compliance filing. On May 14, 2003, the FERC issued an order accepting most of Natural Gas Pipeline Company of America's compliance filing, but requiring additional changes, particularly regarding the designation of additional primary points for a segmented release. This order also established an effective date for Natural Gas Pipeline Company of America's Order 637 provisions of December 1, 2003. Natural Gas Pipeline Company of America made its further compliance filing on

June 13, 2003. Limited protests have been filed. The Order No. 637 tariff provisions for Natural Gas Pipeline Company of America became effective on December 1, 2003. By an order issued on May 10, 2004, the FERC accepted Natural Gas Pipeline Company of America's compliance filing effective December 1, 2003, subject to minor additional changes. Natural Gas Pipeline Company of America's filing of these changes was made on May 17, 2004. No comments or protests were made on the May 17 filing. The FERC issued an order on August 3, 2004 accepting Natural Gas Pipeline Company of America's May 17, 2004 compliance filing changes.

On April 5, 2002, the D.C. Circuit issued an order largely affirming Order Nos. 637, et seq. The D.C. Circuit did remand the FERC's decision to impose a 5-year cap on bids the existing shipper would have to match in the right of first refusal process. The D.C. Circuit also remanded the FERC's decision to allow forward-hauls and backhauls to the same point. Finally, the D.C. Circuit held that several aspects of the FERC's segmentation policy and its policy on discounting at alternate points were not ripe for review. Numerous parties, including Natural Gas Pipeline Company of America, have filed comments on the remanded issues. On February 20, 2004, the D.C. Circuit Court of Appeals for the District of Columbia remanded back to the FERC a Williston Basin Interstate Pipeline proceeding in which the Court ruled that the FERC did not explain how the selective discounting policy adopted by the FERC in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases would not compromise the pipelines' ability to target discounts at particular receipt/delivery points, subsystems or other defined geographic areas. On June 1, 2004, the FERC issued a Notice of Request for Comments, in the Williston Basin Interstate Pipeline proceeding, on issues pertaining to discounting policy adopted in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases. Comments are due on August 9, 2004.

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

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (termed "Energy Affiliates"), including intrastate/Hinshaw pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies ("LDCs") are excluded, however, if they do not make any off-system sales. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their Energy Affiliates (but certain support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an Energy Affiliate. Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, filed for clarification and rehearing of Order No. 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. On February 9, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, all of these interstate pipelines filed a joint request with the interstate pipelines owned by Kinder Morgan Energy Partners asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. Separation from these entities would be the most burdensome requirement of the new rules for us.

On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September 1, 2004. Otherwise, the FERC largely denied rehearing of Order No. 2004, but provided further clarification or adjustment in several areas. The FERC continued the exemption for LDCs that do not make off-system sales, but clarified that the LDC exemption still applies if the LDC is also a Hinshaw pipeline. The FERC also clarified that an LDC can engage in certain sales and other Energy Affiliate activities to the limited extent necessary to support sales to customers located on its distribution system, and sales necessary to remain in balance under pipeline tariffs, without becoming an Energy Affiliate. The FERC declined to exempt producers from the definition of Energy Affiliate. The FERC also declined to exempt intrastate and Hinshaw pipelines, processors and gatherers from the definition of Energy Affiliate, but did clarify that such entities will not be Energy Affiliates if they do not participate in gas or electric commodity markets or interstate capacity markets (as capacity holder, agent or manager) or in financial transactions related to such markets. The separate exemption request by the Kinder Morgan interstate pipelines as to their intrastate affiliates remains pending. The FERC also clarified further the personnel and functions that can be shared by interstate pipelines and their Energy Affiliates, including senior officers and risk management personnel and the permissible role of holding or parent companies and service companies. The FERC also clarified that day-to-day operating information can be shared by interconnecting entities. Finally, the FERC clarified that an interstate pipeline and its Energy Affiliate can discuss potential new interconnects to serve the Energy Affiliate, but subject to very onerous posting and record-keeping requirements. The Kinder Morgan interstate pipelines have sought rehearing to clarify the applicability of the LDC and Parent Company exemptions to them.

On July 21, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed additional joint requests with Trailblazer Pipeline Company and Kinder Morgan Interstate Gas Transmission LLC, subsidiaries of Kinder Morgan Energy Partners, asking for limited exemptions from certain requirements of FERC Order 2004 and asking for an extension of the deadline for full compliance with Order 2004 until 90 days after the FERC has completed action on the pipelines' various rehearing and exemption requests. The pipelines also requested that Rocky Mountain Natural Gas Company, one of our wholly owned subsidiaries, be classified as an exempt LDC for purposes of Order 2004. These exemptions request relief from the independent functioning and information disclosure requirements of Order 2004. The exemption requests propose to treat as Energy Affiliates within the meaning of Order 2004 two groups of employees, (i) individuals in the Choice Gas Commodity Group within Kinder Morgan's Retail operations and (ii) commodity sales and purchase personnel within the Texas Intrastate operations. Order 2004 regulations governing relationships between interstate pipelines and their Energy Affiliates would apply to relationships with these two groups. Under these proposals, certain critical operating functions could continue to be shared.

On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the FERC extended the effective date of the new Standards of Conduct from September 1, 2004 to September 22, 2004. Also in this order, among other actions, the FERC denied the request for rehearing made by the Kinder Morgan interstate pipelines to clarify the applicability of the LDC and Parent Company exemptions to them. The July 21, 2004 joint request for limited exemption from certain requirements described above remains pending at the FERC.

On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of our contracts on our FERC regulated natural gas pipelines. Moreover, in subsequent orders in individual pipeline cases, the FERC has allowed negotiated rate transactions using pricing indices so long as revenue is capped by the applicable maximum rate(s). We do not believe that this Modification to Policy Statement will have a material impact on our operations, financial results or cash flows. Rehearing on this aspect of the Modification to Policy Statement has been sought by Natural Gas Pipeline Company of America and others, but the FERC has not yet acted on rehearing.

On February 11, 2004, the FERC approved a final rule in Docket No. RM03-8-000 requiring jurisdictional entities to file quarterly financial reports with the FERC. Electric utilities, natural gas companies, and licensees will file Form 3-Q, while oil pipeline companies will submit Form 6-Q. The final rule also adopts some minimal changes to the annual financial reports filed with the FERC. The final rule modifies the Notice of Proposed Rulemaking by eliminating the management discussion and analysis section from both the quarterly and annual reports, and eliminating the use of fourth quarter data in the annual report. In addition, the final rule eliminates the cash management notification requirement adopted in FERC Order No. 634-A. The FERC said it will also use the quarterly financial information when reviewing the adequacy of traditional cost-based rates. On June 22, 2004, the FERC issued an order granting an extension of time for the filing of the quarterly financial reports for the first and second quarters of 2004. The first quarter report of major natural gas pipelines and electric utilities is due August 23, 2004 and the second quarter report is due September 23, 2004. For non-major natural gas pipelines and electric utilities and all oil pipelines the first quarter report is due September 3, 2004 and the second quarter report is due October 7, 2004. After the transition period, major public utilities, licensees and natural gas companies will be required to file quarterly reports 60 days after the end of each quarter; non-major public utilities, licensees, natural gas companies, and all oil pipeline companies will be required to file 70 days after the end of each quarter.

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

(B)    Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The complaint asks to recover all royalties the Government allegedly should have received had the volume and heating content of the natural gas been valued properly, along with treble damages and civil penalties as provided for in the False Claims Act. Mr. Grynberg, as relator, seeks his statutory share of any recovery, plus expenses and attorney fees and costs. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of the plaintiff's valuation claims has been granted by the Court. Mr. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Discovery to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act, is complete, and briefing is underway. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend.

Lamb v. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, (formerly Adams v. Kinder Morgan, Inc. et al.) filed in the United States District Court for the District of Colorado. The case was originally filed on March 8, 2000 and is a purported class action. As of this date no class has been certified. Plaintiffs seek compensatory damages against all defendants jointly and severally, together with interest, attorney fees and expenses. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of accounting principles generally accepted in the United States of America during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court's dismissal, but upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003. Briefing regarding class certification is complete and a decision is pending. Merits discovery commenced on June 7, 2004. The Court granted Mr. Adam's motion to withdraw as a lead plaintiff. As a result, the case is now styled as Lamb v. Kinder Morgan, Inc. et al. A settlement conference occurred on August 2, 2004. No settlement was reached.

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

Manna Petroleum Services, L.P. et al. v. American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 31,485, filed in the 223rd Judicial District Court of Gray County, Texas. Plaintiff filed suit in late 1999 and alleged that American Processing, L.P., a former wholly owned subsidiary of Kinder Morgan, Inc., and subsequently ONEOK, which purchased American Processing from us in 2000, misallocated proceeds from the sale of compression liquids at a gas processing plant in Pampa, Texas. On March 17, 2004, following a bench trial, the Court issued a letter ruling which stated that plaintiff

Manna Petroleum Services is entitled to recover damages in the principal sum of $556,932. The letter ruling also stated that the plaintiff may seek attorney's fees and costs and instructed the plaintiff to file proposed findings of fact and rulings of law before final judgment is entered. On April 28, 2004, defendants filed a motion for reconsideration of the Court's letter ruling and this motion is pending. Plaintiffs filed an application to recover $534,172 in attorney's fees and defendants have opposed this application. Plaintiff has not filed proposed findings of facts and rulings of law, and the trial court's judgment shall not be entered until a ruling on defendants' motion for reconsideration.

Energas Company, a Division of Atmos Energy Company v. ONEOK Energy Marketing and Trading Company, L.P., et al., Cause No. 2001-516,386, filed in the 72nd District Court of Lubbock County, Texas. The plaintiff is suing several ONEOK entities for alleged overcharges in connection with gas sales, transportation, and other services, and alleged misallocations and meter errors, in and around Lubbock, under three different gas contracts. While the petition is vague, it is broad enough to include claims for the period before and after March 1, 2000 when the assets in question were conveyed by us to ONEOK. We have been defending the case pursuant to an agreement whereby ONEOK is responsible for any damages that may be attributable to the period following ONEOK's acquisition of the pertinent assets on March 1, 2000. On or about October 1, 2003, the plaintiff and ONEOK settled claims that relate to the period after March 1, 2000. Notwithstanding such settlement, the plaintiff continues to assert and we continue to defend against claims that relate to the period before March 1, 2000. In an amended petition filed in mid-2002, the plaintiff alleged damages in excess of $12 million. The defendants have filed a counterclaim for offsetting damages and accounting corrections under the contracts with the plaintiff. The parties are engaged in fact discovery and trial is expected to occur in 2005 upon a date to be determined. Based on discovery obtained to date, we believe that resolution of the plaintiff's claims will be for amounts substantially less than the amounts sought.

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

17.  Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to postpone accounting for the effects of the Act. Regardless of whether a company elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. We have elected to defer accounting for the effects of the Act and have applied the disclosure provisions of the FSP effective December 31, 2003. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP FAS 106-1 effective July 1, 2004. FSP FAS 106-2 provides transitional guidance for accounting for the effects of the Act on the accumulated projected benefit obligation and periodic postretirement health care benefit expense.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K. Due to the seasonal variation in energy demand, among other factors, the following interim results may not be indicative of the results to be expected over the course of an entire year. In this report Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as "Kinder Morgan Energy Partners." Additional information on Kinder Morgan Energy Partners is contained in its report on Form 10-K for the year ended December 31, 2003 and in its report on Form 10-Q for the quarter ended June 30, 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our interim consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America as applicable to interim financial statements to be filed with the Securities and Exchange Commission and contained within this report. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, exposures under contractual indemnifications and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others. Information regarding our accounting policies and estimates that we consider to be "critical" can be found in our 2003 Form 10-K. There have not been any significant changes in these policies and estimates during the first six months of 2004.

Consolidated Financial Results

	Three Months Ended June 30,		Increase
	2004	2003	(Decrease)
	(In thousands except per share amounts)

Operating Revenues	$ 236,867	$ 251,865	$ (14,998)
Gas Purchases and Other Costs of Sales	52,210	79,852	(27,642)
General and Administrative Expenses	19,879	18,786	1,093
Other Operating Expenses	76,092	67,979	8,113
Operating Income	88,686	85,248	3,438
Other Income and (Expenses)	83,331	68,787	14,544
Income Taxes	67,627	59,841	7,786
Net Income	$ 104,390	$ 94,194	$ 10,196
	==========	==========	==========

Diluted Earnings Per Common Share	$ 0.84	$ 0.76	$ 0.08
	==========	==========	==========

Number of Shares Used in Computing Diluted Earnings Per Common Share	124,955	123,474	1,481
	==========	==========	==========

	Six Months Ended June 30,		Increase
	2004	2003	(Decrease)
	(In thousands except per share amounts)

Operating Revenues	$ 589,453	$ 570,733	$ 18,720
Gas Purchases and Other Costs of Sales	185,681	192,807	(7,126)
General and Administrative Expenses	42,167	35,194	6,973
Other Operating Expenses	150,148	134,679	15,469
Operating Income	211,457	208,053	3,404
Other Income and (Expenses)	168,444	127,866	40,578
Income Taxes	148,469	130,655	17,814
Net Income	$ 231,432	$ 205,264	$ 26,168
	==========	==========	==========

Diluted Earnings Per Common Share	$ 1.85	$ 1.66	$ 0.19
	==========	==========	==========

Number of Shares Used in Computing Diluted Earnings Per Common Share	124,942	123,285	1,657
	==========	==========	==========

Our net income increased from $94.2 million in the second quarter of 2003 to $104.4 million in the second quarter of 2004, an increase of 11 percent. This increase is comprised of a $3.4 million increase in operating income and a $14.5 million increase in "Other Income and (Expenses)," partially offset by a $7.8 million increase in income tax expense. Our net income increased from $205.3 million in the first six months of 2003 to $231.4 million in the first six months of 2004, an increase of 13 percent. This increase is comprised of a $3.4 million increase in operating income and a $40.6 million increase in "Other Income and (Expenses)," partially offset by a $17.8 million increase in income tax expense. Following is a discussion of items affecting operating income and other income and expenses. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings "Other Income and (Expenses)" and "Income Taxes" included elsewhere herein for additional information regarding these items.

Our results for the second quarter of 2004, in comparison to 2003, reflect a decrease of $15.0 million (6%) in operating revenues and an increase of $3.4 million (4%) in operating income. The decrease in operating revenues was principally attributable to decreased revenues in our Natural Gas Pipeline Company of America business segment (see the individual business segment discussions following for additional information). Operating income was positively impacted in the second quarter of 2004, relative to 2003, by (i) increased earnings from our Natural Gas Pipeline Company of America business segment and (ii) the consolidation of the results of operations of our Triton Power affiliates in our 2004 consolidated results due to our adoption of a recent accounting pronouncement. Triton's second quarter $3.9 million contribution to our consolidated operating income is entirely offset by minority interests. These positive impacts were partially offset by (i) decreased earnings from our Power and Kinder Morgan Retail business segments and (ii) increased general and administrative expenses due principally to increased legal expenses.

Our results for the first six months of 2004, in comparison to 2003, reflect increases of $18.7 million (3%) in operating revenues and $3.4 million (2%) in operating income. The increase in operating revenues was attributable to increased revenues in our Kinder Morgan Retail and Power business segments, partially offset by decreased revenues in our Natural Gas Pipeline Company of America and TransColorado business segments. Operating income was positively impacted in the first six months of 2004, relative to 2003, by (i) increased earnings from our Natural Gas Pipeline Company of America and Kinder Morgan Retail business segments and (ii) the consolidation of the results of operations of our Triton Power affiliates in our 2004 consolidated results. Triton's $2.0 million contribution to our consolidated operating income for the first six months of 2004 is entirely offset by minority interests. These positive impacts were offset by (i) decreased earnings from our Power and TransColorado business segments and (ii) increased general and administrative expenses due principally to the timing of bonus accruals and increased legal and employee benefit expenses.

Below the operating income line, "Other Income and (Expenses)" increased from $68.8 million in the second quarter of 2003 to $83.3 million in the second quarter of 2004, an increase of 21 percent. This increase reflected increased equity in earnings of Kinder Morgan Energy Partners in the second quarter of 2004 due principally to the improved performance from the assets held by Kinder Morgan Energy Partners, partially offset by the inclusion of the minority interests in Triton Power, as discussed previously, and by an increase of $1.5 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC.

For the six months ended June 30, 2004 and 2003, "Other Income and (Expenses)" increased from $127.9 million in 2003 to $168.4 million in 2004, an increase of 32 percent. This increase reflected (i) increased equity in earnings of Kinder Morgan Energy Partners in 2004 due principally to the improved performance from the assets held by Kinder Morgan Energy Partners and (ii) decreased 2004 interest expense resulting from our lower weighted-average interest rates and our lower debt balances. These positive impacts were partially offset by the inclusion of the minority interests in Triton Power, as discussed previously, and by an increase of $2.4 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC.

Diluted earnings per common share increased from $0.76 in the second quarter of 2003 to $0.84 in the second quarter of 2004, an increase of 11 percent, reflecting, in addition to the increase attributable to financial and operating impacts discussed preceding, a partially offsetting decrease attributable to an increase of 1.5 million (1.2%) in average shares outstanding resulting from (i) newly-issued shares due to (1) the employee stock purchase plan and (2) exercise of stock options by employees and (ii) the increased dilutive effect of stock options resulting from the increase in the market price of our shares, partially offset by our share repurchases (see Notes 2 and 11 of the accompanying Notes to Consolidated Financial Statements).

Diluted earnings per common share increased from $1.66 in the first six months of 2003 to $1.85 in the first six months of 2004, an increase of 11 percent, reflecting, in addition to the increase attributable to financial and operating impacts discussed preceding, a partially offsetting decrease attributable to an increase of 1.7 million (1.3%) in average shares outstanding. Average shares outstanding increased for the first six months of 2004 for principally the same reasons as the second quarter as discussed previously.

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

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2003 Form 10-K, except that (i) certain items below the "Operating Income" line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included in segment results. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(In thousands except systems throughput)
Operating Revenues	$171,672	$188,188	$(16,516)	$395,684	$402,256	$ (6,572)
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 30,134	$ 56,753	$(26,619)	$ 99,918	$126,310	$(26,392)
	========	========	========	========	========	========

Segment Earnings	$ 93,427	$ 84,335	$ 9,092	$200,173	$184,411	$ 15,762
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	343.0	340.8	2.2	787.4	786.7	0.7
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $9.1 million (11%) from the second quarter of 2003 to the second quarter of 2004. Segment earnings for the second quarter of 2004 were positively impacted, relative to 2003, by (i) $4.0 million in contractual customer penalty charges recognized in the current period due to the finalization of FERC Order 637 (see below for further discussion), (ii) increased transportation and storage service revenues resulting, in part, from successful re-contracting of transportation capacity and the recent expansion of our storage system and (iii) increased margins from operational gas sales due largely to the effectiveness of our hedging program. The $4.0 million in customer penalty charges were billed prior to December 1, 2003, the effective date for Natural Gas Pipeline Company of America's Order 637 provisions, but had been reserved pending the final outcome of its Order 637 filings (see Note 15 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by an increase of $1.4 million in operations, maintenance, depreciation and property tax expenses due, in part, to (i) our North Lansing storage expansion and (ii) higher property tax valuations. The decrease in operating revenues in the second quarter of 2004, relative to 2003, was largely the result of decreased operational gas sales volumes, partially offset by the increase in transportation and storage and penalty revenues as discussed above.

Natural Gas Pipeline Company of America's segment earnings increased by $15.8 million (9%) from the first six months of 2003 to the first six months of 2004. Segment results for the first six months of 2004 were impacted, relative to 2003, by principally the same factors affecting second quarter results, as discussed previously, except that on a year-to-date basis, operations, maintenance, depreciation and property tax expenses increased by $4.5 million. The decrease in operating revenues in the first six months of 2004, relative to 2003, was also largely the result of decreased operational gas sales volumes, partially offset by the increase in transportation and storage and penalty revenues. The small increases in systems throughput for both the second quarter and first six months of 2004, relative to 2003, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

During the second quarter of 2004, Natural Gas Pipeline Company of America completed construction of its previously announced 10.7 Bcf storage service expansion at its existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Please refer to our 2003 Form 10-K for additional information regarding Natural Gas Pipeline Company of America.

TransColorado

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Increase	2004	2003	Decrease
(In thousands except systems throughput)
Total Operating Revenues	$ 7,776	$ 7,615	$ 161	$ 15,681	$ 17,114	$ (1,433)
	========	========	========	========	========	========

Segment Earnings	$ 5,384	$ 5,297	$ 87	$ 11,011	$ 12,557	$ (1,546)
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	46.1	42.2	3.9	88.4	88.7	(0.3)
	========	========	========	========	========	========

TransColorado's segment earnings increased by $0.1 million (2%) from the second quarter of 2003 in comparison to the second quarter of 2004. Segment results for the second quarter of 2004 were impacted, relative to 2003, by increased natural gas transportation revenues. The increases in TransColorado's natural gas transportation revenues and systems throughput volumes reflect, in part, the continued development of natural gas supply areas on the Western Slope of Colorado.

TransColorado's segment earnings decreased by $1.5 million (12%) from the first six months of 2003 to the first six months of 2004. Segment results for the first six months of 2004 were impacted, relative to 2003, by decreased natural gas transportation revenues resulting principally from the reduction of basis differentials in 2004 and the fact that in 2003 a larger proportion of natural gas transportation contracts were tied to the basis differential. "Basis differential" is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. As a result of recent contracting activities, in which we entered into long-term, fixed price contracts for most of TransColorado's long haul capacity, the volume of activity that is subject to changes in basis differentials has decreased from 17% to 12% of its current long haul capacity.

On September 25, 2003, we announced that we had signed a 10-year, firm natural gas transportation contract with an undisclosed shipper that would allow us to construct facilities resulting in a 125,000 dekatherm per day expansion of capacity on the TransColorado system. The facilities consist of three new compressor stations and modifications at two existing compressor stations, which will increase compression by 20,000 horsepower. In March 2004, we received FERC approval to construct the facilities and place them into service. We expect to complete the expansion project in August 2004. Please refer to our 2003 Form 10-K for additional information regarding TransColorado.

Kinder Morgan Retail

	Three Months Ended June 30,		Increase	Six Months Ended June 30,
	2004	2003	(Decrease)	2004	2003	Increase
(In thousands except systems throughput)
Total Operating Revenues	$ 42,630	$ 43,323	$ (693)	$154,089	$132,312	$ 21,777
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 21,082	$ 21,247	$ (165)	$ 83,298	$ 63,655	$ 19,643
	========	========	========	========	========	========

Segment Earnings	$ 4,971	$ 6,331	$ (1,360)	$ 38,652	$ 37,790	$ 862
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)[1]	6.2	5.9	0.3	24.6	23.3	1.3
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings decreased by $1.4 million (21%) from the second quarter of 2003 in comparison to the second quarter of 2004. Segment earnings decreased in the second quarter of 2004, relative to 2003, due principally to (i) reduced irrigation demand in 2004 and (ii) increased operations and maintenance and depreciation expenses in 2004 due, in part, to system expansion. These negative impacts were partially offset by continued customer growth in Colorado. The decrease in operating revenues in the second quarter of 2004, relative to 2003, primarily resulted from (i) reduced irrigation demand in 2004 and (ii) an increase in the percentage of our Wyoming customers on our regulated rate structures, which pass-through the cost of gas to the customer. The decrease in operating revenues due to the above factors was partially offset by (i) higher natural gas prices in 2004, (ii) continued customer growth in Colorado and (iii) increased revenues from non-regulated merchandise sales.

Kinder Morgan Retail's segment earnings increased by $0.9 million (2%) from the first six months of 2003 to the first six months of 2004. Segment earnings increased in the first six months of 2004, relative to 2003, due principally to (i) increased space heating demand in the first quarter of 2004 and (ii) continued customer growth in Colorado. These positive impacts were partially offset by (i) reduced irrigation demand in the second quarter of 2004 and (ii) increased operations and maintenance and depreciation expenses in 2004 due, in part, to system expansion. The increase in operating revenues in the first six months of 2004, relative to 2003, (which was largely offset by an increase in gas purchases and other costs of sales) was principally due to (i) higher natural gas prices in 2004, (ii) the fact that a higher percentage of our Wyoming customers chose us as their natural gas supplier in 2004, either through regulated rates that pass-through the cost of gas to the customer, or through our Choice Gas commodity program that allows customers connected to our natural gas distribution system to choose from among several natural gas commodity suppliers, (iii) increased 2004 throughput volumes, (iv) increased revenues from non-regulated merchandise sales and (v) continued customer growth in Colorado. Our weather hedging program continued to contribute to stability in Kinder Morgan Retail's earnings pattern by reducing the impact of weather-related demand fluctuations. Our hedging strategy is discussed in detail in our 2003 Form 10-K.

During the second quarter of 2004, Kinder Morgan Retail completed and placed into service its $20 million, 58-mile natural gas transmission pipeline from Montrose to Ouray, Colorado. We anticipate placing the distribution mains in service in the third quarter and adding customers to the distribution system in the third and fourth quarters. We expect to add about 3,000 Western Slope customers via this pipeline over the next five years. Please refer to our 2003 Form 10-K for additional information regarding Kinder Morgan Retail.

Power

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
(In thousands)
Total Operating Revenues	$ 14,789	$ 12,739	$ 2,050	$ 23,999	$ 19,051	$ 4,948
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 915	$ 1,319	$ (404)	$ 2,386	$ 2,309	$ 77
	========	========	========	========	========	========

Segment Earnings	$ 3,908	$ 10,778	$ (6,870)	$ 7,631	$ 13,698	$ (6,067)
	========	========	========	========	========	========

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

Power's segment earnings decreased by $6.9 million (64%) from the second quarter of 2003 to the second quarter of 2004. Segment earnings for the second quarter of 2004 were negatively impacted, relative to 2003, by the fact that 2003 results included $6.8 million in development fees for the Jackson, Michigan power plant.

Power's segment earnings decreased by $6.1 million (44%) from the first six months of 2003 to the first six months of 2004, primarily due to the previously mentioned 2003 development fees. This negative impact was partially offset by (i) a $1.5 million charge to 2003 depreciation expense related to the retirement of gas turbine components that were replaced, (ii) increased earnings from Thermo Cogeneration Partnership and (iii) lower staffing costs. Please refer to our 2003 Form 10-K for additional information regarding Power.

Certain surplus power generation equipment was sold during 2004. See Note 7 of the accompanying Notes to Consolidated Financial Statements.

Earnings from Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners was as follows:

	Three Months Ended June 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$ 97,912	$ 82,243	$ 15,669
Limited Partner Units (Kinder Morgan Energy Partners)	9,228	8,803	425
Limited Partner i-units (Kinder Morgan Management)	25,662	22,686	2,976
	132,802	113,732	19,070
Pre-tax Minority Interest in Kinder Morgan Management	(18,312)	(15,960)	(2,352)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$114,490	$ 97,772	$ 16,718
	========	========	========

	Six Months Ended June 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$191,427	$160,412	$ 31,015
Limited Partner Units (Kinder Morgan Energy Partners)	18,827	18,312	515
Limited Partner i-units (Kinder Morgan Management)	51,315	46,503	4,812
	261,569	225,227	36,342
Pre-tax Minority Interest in Kinder Morgan Management	(36,567)	(32,715)	(3,852)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$225,002	$192,512	$ 32,490
	========	========	========

The increase in our earnings from this investment in 2004, relative to 2003, is principally due to improved operating results from Kinder Morgan Energy Partners' various businesses. Additional information regarding Kinder Morgan Energy Partners is contained in its Quarterly Report on Form 10-Q for the three months ended June 30, 2004 and its Annual Report on Form 10-K for the year ended December 31, 2003.

Other Income and (Expenses)

	Three Months Ended June 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)

Interest Expense, Net	$(32,361)	$(31,314)	$ (1,047)
Interest Expense - Deferrable Interest Debentures[1]	(5,478)	-	(5,478)
Equity in Earnings of Kinder Morgan Energy Partners	132,802	113,732	19,070
Equity in Earnings of Power Segment[2]	2,254	2,305	(51)
Equity in Earnings of Horizon Pipeline[3]	441	402	39
Equity in Earnings of Other Equity Investments	-	12	(12)
Minority Interests[1]	(15,089)	(15,476)	387
Other, Net	762	(874)	1,636
	$ 83,331	$ 68,787	$ 14,544
	========	========	========

	Six Months Ended June 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)

Interest Expense, Net	$(64,795)	$(71,288)	$ 6,493
Interest Expense - Deferrable Interest Debentures[1]	(10,956)	-	(10,956)
Equity in Earnings of Kinder Morgan Energy Partners	261,569	225,227	36,342
Equity in Earnings of Power Segment[2]	4,673	4,478	195
Equity in Earnings of Horizon Pipeline[3]	829	731	98
Equity in Losses of Other Equity Investments	-	(7)	7
Minority Interests[1]	(24,397)	(31,397)	7,000
Other, Net	1,521	122	1,399
	$168,444	$127,866	$ 40,578
	========	========	========
___________________

[1]

Due to our adoption of a recently issued accounting standard, the expense associated with our Deferrable Interest Debentures is recorded as interest expense for the periods ended June 30, 2004. For the three and six months ended June 30, 2003, the corresponding expense of $5,478 and $10,956, respectively, was included in "Minority Interests." See Note 17 of the accompanying Notes to Consolidated Financial Statements.

[2]	Included in Power segment earnings.
[3]	Included in Natural Gas Pipeline Company of America segment earnings.

"Other Income and (Expenses)" increased from income of $68.8 million in the second quarter of 2003 to income of $83.3 million in the second quarter of 2004, an increase of $14.5 million (21%). This increase was principally due to (i) an increase of $19.1 million in equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners (which was partially offset by an increase in expense of $1.5 million due to additional minority interest in Kinder Morgan Management) and (ii) the inclusion in 2003 results of a $4.3 million pre-tax loss due to the sale of our interest in the Igasamex joint venture. These positive impacts were partially offset by (i) an increase of $1.0 million in net interest expense in 2004, which was the net result of (1) a $3.1 million decrease in 2004 interest expense due to lower weighted average interest rates and lower average debt balances and (2) the inclusion in 2003 results of a $4.1 million reduction in interest expense recorded in conjunction with the final settlement of a regulatory matter at Natural Gas Pipeline Company of America, (ii) the inclusion in 2003 results of a $2.9 million pre-tax gain from receipt of loan principal in excess of our carrying value and (iii) $3.7 million of 2004 minority interest expense associated with our Triton Power affiliates (which is offset by Triton Power's operating income in our consolidated statement of operations).

"Other Income and (Expenses)" increased from income of $127.9 million in the first six months of 2003 to income of $168.4 million in the first six months of 2004, an increase of $40.5 million (32%). This increase was principally due to (i) an increase of $36.3 million in equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners (which was partially offset by an increase in expense of $2.4 million due to additional minority interest in Kinder Morgan Management), (ii) a net decrease of approximately $6.5 million in 2004 interest expense, which was the net result of (1) a $10.6 million decrease in interest expense in 2004 due to lower weighted average interest rates and lower average debt balances and (2) the inclusion in 2003 results of a $4.1 million reduction in interest expense recorded in conjunction with the final settlement of a regulatory matter at Natural Gas Pipeline Company of America and (iii) the inclusion in 2003 results of a $4.3 million pre-tax loss due to the sale of our interest in the Igasamex joint venture. These positive impacts were partially offset by (i) the inclusion in 2003 results of a $2.9 million pre-tax gain from receipt of loan principal in excess of our carrying value and (ii) $1.7 million of 2004 minority interest expense associated with our Triton Power affiliates (which is offset by Triton Power's operating income in our consolidated statement of operations).

Income Taxes

The income tax provision increased from $59.8 million in the second quarter of 2003 to $67.6 million in the second quarter of 2004, an increase of $7.8 million (13%) due principally to an increase of $18.0 million in pre-tax income. The income tax provision increased from $130.7 million in the first six months of 2003 to $148.5 million in the first six months of 2004, an increase of $17.8 million (14%) due principally to an increase of $44.0 million in pre-tax income.

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

Invested Capital

The following table illustrates the sources of our invested capital. The balances at December 31, 2002 and thereafter reflect the impact of Kinder Morgan Management's August 2002 public sale of its shares. Our ratio of total debt to total capital has declined significantly since 2001. This decline has resulted from a number of factors, including our increased cash flows from operations as discussed under "Cash Flows" following. In recent periods, we have significantly increased our dividends per common share and have announced our intention to consider further increases on an annual basis, and we maintain an ongoing program to repurchase outstanding shares of our common stock. For these reasons, among others, any declines in our ratio of total debt to total capital in the future are expected to be smaller.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under "Significant Financing Transactions" following. Our largest such unconsolidated investment is in Kinder Morgan Energy Partners. See "Investment in Kinder Morgan Energy Partners" following.

	June 30,	December 31,
	2004	2003	2002	2001
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$2,187,533	$2,837,487	$2,852,181	$2,409,798
Deferrable Interest Debentures Issued to Subsidiary Trusts[1]	283,600	283,600	-	-
Value of Interest Rate Swaps[2]	31,062	88,242	139,589	(4,831)
	2,502,195	3,209,329	2,991,770	2,404,967
Minority Interests	1,040,061	1,010,140	967,802	817,513
Common Equity	2,742,130	2,666,117	2,354,997	2,259,997
Capital Trust Securities[1]	-	-	275,000	275,000
	6,284,386	6,885,586	6,589,569	5,757,477
Less Value of Interest Rate Swaps	(31,062)	(88,242)	(139,589)	4,831
Capitalization	6,253,324	6,797,344	6,449,980	5,762,308
Short-term Debt, Less Cash and Cash Equivalents[3]	713,785	121,824	465,614	613,918
Invested Capital	$6,967,109	$6,919,168	$6,915,594	$6,376,226
	==========	==========	==========	==========

Capitalization:
Outstanding Notes and Debentures	35.0%	41.7%	44.2%	41.8%
Minority Interests	16.6%	14.9%	15.0%	14.2%
Common Equity	43.9%	39.2%	36.5%	39.2%
Deferrable Interest Debentures Issued to Subsidiary Trusts	4.5%	4.2%	-	-
Capital Trust Securities	-	-	4.3%	4.8%

Invested Capital:
Total Debt[4]	41.6%	42.8%	48.0%	47.4%
Equity, Including Capital Trust Securities, Deferrable Interest Debentures Issued to Subsidiary Trusts and Minority Interests	58.4%	57.2%	52.0%	52.6%

[1]

As a result of a recent change in accounting standards effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated. See Note 17 of the accompanying Notes to Consolidated Financial Statements.

[2]	See "Significant Financing Transactions" following.
[3]	Cash and cash equivalents netted against short-term debt were $6,715, $11,076, $35,653 and $16,134 for June 30, 2004 and December 31, 2003, 2002 and 2001, respectively.
[4]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

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

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, our commercial paper program (which is supported by our revolving bank facilities) and cash provided by operations. As of June 30, 2004, we had available a $445 million 364-day facility dated October 14, 2003, and a $355 million three-year revolving credit agreement dated October 15, 2002. These bank facilities can be used for general corporate purposes, including as backup for our commercial paper program. At June 30, 2004 and July 30, 2004, we had $65.5 million and $81.2 million, respectively, of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the bank facilities was $700.2 million and $684.5 million at June 30, 2004 and July 30, 2004, respectively.

In August 2004, we intend to replace our existing revolving bank facilities with an $800 million five-year revolving credit facility. This new credit facility, if completed as expected, will include covenants and require payment of facility fees that are similar in nature to the covenants and facility fees required by our current revolving bank facilities as discussed in our 2003 Form 10-K.

Our current maturities of long-term debt of $655 million at June 30, 2004 consisted of (i) $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013, (ii) our $500 million of 6.65% Series Debentures due March 1, 2005 and (iii) our $150 million of 6.67% Series Debentures due November 1, 2027, which are redeemable at par at the option of the holders on November 1, 2004. We currently do not know whether the holders will require us to redeem the 6.67% debentures (which is a one-time election) or will choose to leave them outstanding. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represent an additional short-term obligation of approximately $23.4 million at June 30, 2004. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our three-year revolving credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise. Our next significant debt maturity, apart from our 6.65% Senior Notes in 2005 mentioned above, is our $300 million of 6.80% Senior Notes in 2008.

Significant Financing Transactions

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003 and April 2004, respectively. As of June 30, 2004, we had repurchased a total of approximately $492.0 million (9,699,000 shares) of our outstanding common stock under the program, of which $37.2 million (631,200 shares) and $39.3 million (666,200 shares) were repurchased in the three months and six months ended June 30, 2004, respectively. We repurchased $1.1 million (22,500 shares) and $2.5 million (53,600 shares) of our common stock in the three months and six months ended June 30, 2003, respectively. In January 2003, our board of directors approved a plan to purchase shares of Kinder Morgan Management on the open market. During the three months ended March 31, 2003, we purchased $0.9 million (29,000 shares) of Kinder Morgan Management shares on the open market.

As further described under "Risk Management" in Item 7A of our 2003 Form 10-K, we have outstanding fixed-to-floating interest rate swap agreements. These agreements had a notional principal amount of $1.5 billion at June 30, 2004. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps are accounted for as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners, L.P.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (as a reduction to interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $9.4 million at June 30, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

On March 3, 2003, our $500 million of 6.45% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash on hand and incremental short-term borrowing.

Certain of our and Kinder Morgan Energy Partners' customers are experiencing financial problems that have had a significant impact on their creditworthiness. We are working to implement, to the extent allowable under applicable laws, tariffs and regulations, prepayments and other security requirements such as letters of credit to enhance our credit position relating to amounts owed from these customers. We cannot assure that one or more financially distressed customers will not default on their obligations to us or to Kinder Morgan Energy Partners or that such a default or defaults will not have a material adverse effect on our business.

Investment in Kinder Morgan Energy Partners

At June 30, 2004, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC we owned, approximately 32.9 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 13.0 million common units, 5.3 million Class B units and 14.6 million i-units, represent approximately 16.7 percent of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 percent interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 18.4 percent of Kinder Morgan Energy Partners' total equity interests at June 30, 2004. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units, while distributions on our other units are received in cash.

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

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" decreased from $296.1 million for the six months ended June 30, 2003 to $245.6 million for the six months ended June 30, 2004, a decrease of $50.5 million (17.1%). This negative variance is principally due to (i) a $54.1 million increase in cash paid for income taxes during 2004, (ii) a decrease of $51.8 million in cash inflows for gas in underground storage during 2004 and (iii) the fact that 2003 included $28.1 million of cash proceeds received from termination of an interest rate swap (see "Significant Financing Transactions" for further information regarding this transaction). Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices. These negative impacts were partially offset by, in addition to increased cash earnings in 2004, (i) a $30.7 million increase in cash distributions received in 2004 attributable to our interest in Kinder Morgan Energy Partners, (ii) a $14.7 million reduction in cash paid for interest during 2004 and (iii) an increase of $17.9 million in 2004 cash attributable to deferred purchased gas costs. Cash flows attributable to deferred purchased gas costs vary with the relationship between the amount actually paid for natural gas and the amount currently included in regulated rates. This difference is recovered or refunded through subsequent rate adjustments.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $48.5 million for the six months ended June 30, 2003 to $44.4 million for the six months ended June 30, 2004, a decrease of $4.1 million (8.5%). This decreased use of cash is principally due to (i) $25.7 million of proceeds received for sales of turbines and (ii) an increase of $8.3 million in 2004 proceeds from return of margin deposits associated with hedging activities utilizing energy derivative instruments, partially offset by (i) an additional $15.7 million investment in Kinder Morgan Energy Partners during 2004 and (ii) additional capital expenditures of $13.6 million during 2004.

Net Cash Flows from Financing Activities

"Net Cash Flows Used in Financing Activities" decreased from $253.3 million for the six months ended June 30, 2003 to $205.5 million for the six months ended June 30, 2004, a decrease of $47.8 million (18.9%). This decrease is principally due to (i) the fact that 2003 included $500 million of cash used to retire our $500 million 6.45% Senior Notes, (ii) $14.9 million of proceeds, net of issuance costs, from the issuance of Kinder Morgan Management shares in March 2004 and (iii) an increase of $5.5 million received in 2004 for issuance of our common stock, principally as a result of the exercise of employee stock options. Partially offsetting these factors were (i) a $62.4 million reduction in short-term debt during the six months ended June 30, 2004 versus incremental short-term borrowings of $221.5 million during the six months ended June 30, 2003, (ii) a $102.8 million increase in cash paid for dividends in 2004, principally due to the increased dividends declared per share, (iii) a $58.1 million decreased source of cash from short-term advances to unconsolidated affiliates during 2004 and (iv) a $36.8 million increase in cash paid during 2004 to repurchase shares.

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

See Items 1 and 2 "Business and Properties - Risk Factors" of our 2003 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments. Our future results also could be adversely impacted by unfavorable results of litigation and the fruition of contingencies referred to in Notes 15 and 16 of the accompanying Notes to Consolidated Financial Statements.

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

Item 4.  Controls and Procedures.

As of June 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the quarter ended June 30, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2004	-	$ -	-	$95,235,459
		=======		===========
May 1 to May 31, 2004	376,400	$ 58.64	376,400	$73,154,936
		=======		===========
June 1 to June 30, 2004	254,800	$ 59.37	254,800	$58,023,187
		=======		===========

Total	631,200	$ 58.93	631,200	$58,023,187
	=======	=======	=========	===========

[1]

All purchases were made pursuant to our publicly announced repurchase plan. On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003, and April 2004, respectively.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
a)	The Company held its Annual Meeting of Shareholders on May 11, 2004 (the "Annual Meeting").

b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Battey, True and Sarofim. In addition, those directors continuing in office after the meeting included Messrs. Kinder, Morgan, Austin, Bliss, Gardner, Hybl, and Randall. The number of votes for and withheld for the nominees elected at the meeting were as follows:

	For	Withheld

Charles W. Battey	78,413,736	24,130,906
H. A. True, III	100,972,314	1,572,328
Fayez Sarofim	100,797,054	1,747,588

c)	The following matters were also voted on at the Annual Meeting:

(1)

A proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as our independent auditors for 2004 was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	100,914,000
Against	1,002,041
Abstain	628,601
Broker Non-votes	N/A

(2)

A proposal to amend and restate our Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	77,590,988
Against	6,959,038
Abstain	814,766
Broker Non-votes	N/A

(3)

A stockholder proposal relating to the preparation of a sustainability report was not approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	16,065,174
Against	61,505,477
Abstain	7,794,141
Broker Non-votes	N/A

(4)

A stockholder proposal relating to expensing stock options was not approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	35,298,756
Against	48,439,254
Abstain	1,626,782
Broker Non-votes	N/A

Item 5.  Other Information.

As previously disclosed, on July 21, 2004, Michael C. Morgan resigned as our President. Mr. Morgan continues to serve on our Board of Directors. In connection with his resignation, Mr. Morgan and we executed a Resignation and Non-Compete Agreement pursuant to which Mr. Morgan resigned as our President, agreed not to compete with us or our affiliates through July 21, 2008 and forfeited 76,667 shares of our restricted stock granted in July 2003 that would have vested in July 2006 and July 2008.

Item 6.  Exhibits and Reports on Form 8-K.

(A) Exhibits.

10.12	Resignation and Non-Compete Agreement, dated as of July 21, 2004, between KMGP Services, Inc. and Michael C. Morgan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated April 21, 2004 was furnished on April 21, 2004 pursuant to Item 7 and Item 12 of that form.

Pursuant to Item 12 of that form, we disclosed that on April 21, 2004 we issued a press release regarding our financial results for the quarter ended March 31, 2004, and held a webcast conference call on April 21, 2004 discussing those results.

Pursuant to Item 7 of that form, we filed our press release dated April 21, 2004 as an exhibit.

(2)	Current Report on Form 8-K dated July 21, 2004 was furnished on July 21, 2004 pursuant to Item 7 and Item 12 of that form.

Pursuant to Item 12 of that form, we disclosed that on July 21, 2004 we issued a press release regarding our financial results for the quarter ended June 30, 2004, and held a webcast conference call on July 21, 2004 discussing those results.

Pursuant to Item 7 of that form, we filed our press release dated July 21, 2004 as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
August 5, 2004	/s/ C. Park Shaper
C. Park Shaper Executive Vice President and Chief Financial Officer