Form 10-Q
period 2004-09-30
KINDER MORGAN INC
filed 2004-11-03
CIK 54502

Table of Contents

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Yes ☒  No ☐

The number of shares outstanding of the registrant's common stock, $5 par value, as of October 29, 2004 was 123,879,969 shares.

KINDER MORGAN, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

Contents

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2004	2003
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 12,174	$ 11,076
Restricted Deposits	28,145	17,158
Accounts Receivable, Net:
Trade	63,039	75,903
Related Parties	8,031	1,584
Note Receivable	5,046	-
Inventories	50,410	22,096
Gas Imbalances	5,805	33,320
Other	70,450	115,183
	243,100	276,320

Investments:
Kinder Morgan Energy Partners	2,090,196	2,106,312
Goodwill	947,730	972,380
Other	203,949	208,860
	3,241,875	3,287,552

Property, Plant and Equipment, Net	6,101,763	6,083,937

Deferred Charges and Other Assets	383,925	388,902

Total Assets	$ 9,970,663	$10,036,711
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	September 30,	December 31,
	2004	2003
	(In thousands except shares)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 580,000	$ 5,000
Notes Payable	37,600	127,900
Accounts Payable:
Trade	35,631	61,385
Related Parties	-	10,632
Accrued Interest	33,662	68,596
Accrued Taxes	58,813	35,795
Gas Imbalances	18,156	38,494
Other	130,507	128,559
	894,369	476,361

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,500,945	2,477,329
Other	156,126	197,435
	2,657,071	2,674,764

Long-term Debt:
Outstanding Notes and Debentures	2,257,557	2,837,487
Deferrable Interest Debentures Issued to Subsidiary Trusts	283,600	283,600
Value of Interest Rate Swaps	85,659	88,242
	2,626,816	3,209,329

Minority Interests in Equity of Subsidiaries	1,034,333	1,010,140

Stockholders' Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 133,589,131 and 132,229,622 Shares,
Respectively, Before Deducting 9,901,351 and 8,912,660
Shares Held in Treasury	667,946	661,148
Additional Paid-in Capital	1,836,288	1,780,761
Retained Earnings	866,873	732,492
Treasury Stock	(505,337)	(446,095)
Deferred Compensation	(34,956)	(36,506)
Accumulated Other Comprehensive Loss	(72,740)	(25,683)
Total Stockholders' Equity	2,758,074	2,666,117

Total Liabilities and Stockholders' Equity	$ 9,970,663	$10,036,711
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 171,468	$ 163,377	$ 542,207	$ 509,204
Natural Gas Sales	51,834	70,619	231,877	264,108
Other	26,340	12,987	65,011	44,404
Total Operating Revenues	249,642	246,983	839,095	817,716

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	55,821	72,515	241,502	265,322
Operations and Maintenance	42,650	30,754	116,778	92,204
General and Administrative	18,334	18,761	60,501	53,955
Depreciation and Amortization	29,949	29,225	89,137	87,897
Taxes, Other Than Income Taxes	6,953	8,148	23,785	22,705
Total Operating Costs and Expenses	153,707	159,403	531,703	522,083

Operating Income	95,935	87,580	307,392	295,633

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	143,979	116,659	405,548	341,886
Equity in Earnings of Other Equity Investments	2,965	3,058	8,467	8,260
Interest Expense, Net	(33,990)	(34,751)	(98,785)	(106,039)
Interest Expense - Deferrable Interest Debentures	(5,478)	-	(16,434)	-
Interest Expense - Capital Trust Securities	-	(5,478)	-	(5,478)
Minority Interests	(21,114)	(10,183)	(45,511)	(41,580)
Other, Net	1,756	18	3,277	140
Total Other Income and (Expenses)	88,118	69,323	256,562	197,189

Income Before Income Taxes	184,053	156,903	563,954	492,822
Income Taxes	72,123	61,273	220,592	191,928

Net Income	$ 111,930	$ 95,630	$ 343,362	$ 300,894
	=========	=========	=========	=========

Basic Earnings Per Common Share	$ 0.91	$ 0.78	$ 2.77	$ 2.46
	=========	=========	=========	=========
Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	123,673	123,109	123,756	122,406
	=========	=========	=========	=========

Diluted Earnings Per Common Share	$ 0.90	$ 0.77	$ 2.75	$ 2.43
	=========	=========	=========	=========
Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	124,683	124,345	124,852	123,640
	=========	=========	=========	=========

Dividends Per Common Share	$ 0.5625	$ 0.4000	$ 1.6875	$ 0.7000
	=========	=========	=========	=========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Kinder Morgan, Inc. and Subsidiaries
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 343,362	$ 300,894
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	89,137	87,897
Deferred Income Taxes	79,931	81,199
Equity in Earnings of Kinder Morgan Energy Partners	(405,548)	(341,886)
Distributions from Kinder Morgan Energy Partners	319,271	272,115
Equity in Earnings of Other Investments	(8,467)	(8,260)
Minority Interests in Income of Consolidated Subsidiaries	45,511	30,624
Deferred Purchased Gas Costs	4,343	(14,829)
Net (Gains) Losses on Sales of Facilities	(2,055)	4,610
Gain from Settlement of Orcom Note	-	(2,917)
Pension Contribution in Excess of Expense	(116)	(6,486)
Changes in Gas in Underground Storage	(10,397)	52,476
Changes in Working Capital Items	(18,687)	(42,653)
Proceeds from Termination of Interest Rate Swap	-	28,147
Other, Net	(16,877)	(17,696)
Net Cash Flows Provided by Continuing Operations	419,408	423,235
Net Cash Flows Used in Discontinued Operations	(487)	(1,251)
Net Cash Flows Provided by Operating Activities	418,921	421,984

Cash Flows From Investing Activities:
Capital Expenditures	(110,306)	(86,560)
Investment in Kinder Morgan Energy Partners (Note 7)	(17,504)	(1,764)
Net (Investments in) Proceeds from Restricted Deposits	(10,987)	4
Other Investments	-	(16,036)
Proceeds from Sales of Turbines	40,809	-
Proceeds from Settlement of Orcom Note	-	2,727
Net (Cost of Removal) Proceeds from Sales of Other Assets	(440)	6,378
Net Cash Flows Used in Investing Activities	(98,428)	(95,251)

Cash Flows From Financing Activities:
Short-term Debt, Net	(90,300)	191,100
Long-term Debt Retired	(5,000)	(511,083)
Issuance of Shares by Kinder Morgan Management	15,000	-
Common Stock Issued	40,051	33,623
Short-term Advances (To) From Unconsolidated Affiliates	(14,354)	45,854
Repurchase of Kinder Morgan Management, LLC Shares	-	(928)
Treasury Stock Acquired	(55,109)	(28,038)
Cash Dividends, Common Stock	(208,981)	(85,955)
Minority Interests, Net	(627)	(358)
Securities Issuance Costs	(75)	-
Net Cash Flows Used in Financing Activities	(319,395)	(355,785)

Net Increase (Decrease) in Cash and Cash Equivalents	1,098	(29,052)
Cash and Cash Equivalents at Beginning of Period	11,076	35,653
Cash and Cash Equivalents at End of Period	$ 12,174	$ 6,601
	=========	=========

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

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense would not be recognized for stock options unless the options were granted at an exercise price lower than the market price on the grant date, which we have not done. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, among other factors, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $218,000 and $206,000 for the three months ended September 30, 2004 and 2003, respectively and $726,000 and $706,000 for the nine months ended September 30, 2004 and 2003, respectively, related to the purchase discount offered under the employee stock purchase plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)
Net Income, As Reported	$ 111,930	$ 95,630	$ 343,362	$ 300,894
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	671	1,147	2,221	1,621
Deduct: Total Stock-based Employee Compensation Expense Determined under the Fair Value Method for All Awards, Net of Related Tax Effects	(3,644)	(4,803)	(11,737)	(12,684)
Net Income, Pro Forma	$ 108,957	$ 91,974	$ 333,846	$ 289,831
	=========	=========	=========	=========

Basic Earnings Per Common Share:
As Reported	$ 0.91	$ 0.78	$ 2.77	$ 2.46
	=========	=========	=========	=========
Pro Forma	$ 0.88	$ 0.75	$ 2.70	$ 2.37
	=========	=========	=========	=========

Diluted Earnings Per Common Share:
As Reported	$ 0.90	$ 0.77	$ 2.75	$ 2.43
	=========	=========	=========	=========
Pro Forma	$ 0.87	$ 0.74	$ 2.67	$ 2.34
	=========	=========	=========	=========

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Weighted-average Common Shares Outstanding	123,673	123,109	123,756	122,406
Dilutive Common Stock Options	1,010	1,236	1,096	1,234
Shares Used to Compute Diluted Earnings Per Common Share	124,683	124,345	124,852	123,640
	========	========	========	========

Weighted-average stock options outstanding totaling 0.3 million and 1.2 million for the three months ended September 30, 2004 and 2003, respectively, and 0.2 million and 2.6 million for the nine months ended September 30, 2004 and 2003, respectively, were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

3.   Interest Expense, Net

"Interest Expense, Net" as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $0.3 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively.

4.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Accounts Receivable	$ 12,864	$ 25,402
Materials and Supplies Inventory	(252)	(411)
Other Current Assets	8,839	29,948
Accounts Payable	(25,754)	(38,938)
Other Current Liabilities	(14,384)	(58,654)
	$ (18,687)	$ (42,653)
	=========	=========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest (Net of Amount Capitalized)	$ 142,048	$ 150,295
	=========	=========
Distributions on Capital Trust Securities[1]	$ -	$ 10,956
	=========	=========
Income Taxes Paid, Net of Refunds	$ 119,526	$ 115,656
	=========	=========

1These distributions are included in "Interest" for the nine months ended September 30, 2004.

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

5.   Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net Income:	$ 111,930	$ 95,630	$ 343,362	$ 300,894
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(2,539)	5,726	(15,165)	(24,808)
Reclassification of Change in Fair Value of Derivatives to Net Income	3,323	8,238	12,077	38,243
Equity in Other Comprehensive Loss of Equity Method Investees	(51,697)	(4,239)	(88,401)	(9,989)
Minority Interest in Other Comprehensive Loss of Equity Method Investees	25,861	2,064	44,432	5,754
Other Comprehensive (Loss) Income	(25,052)	11,789	(47,057)	9,200

Comprehensive Income	$ 86,878	$ 107,419	$ 296,305	$ 310,094
	=========	=========	=========	=========

The Accumulated Other Comprehensive Loss of $72.7 million at September 30, 2004 consisted of (i) $62.4 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners and (ii) $10.3 million representing unrecognized net losses on hedging activities.

6.   Kinder Morgan Management, LLC

On August 13, 2004, Kinder Morgan Management made a distribution of 0.018039 of its shares per outstanding share (920,140 total shares) to shareholders of record as of July 30, 2004, based on the $0.71 per common unit distribution declared by Kinder Morgan Energy Partners for the second quarter of 2004. On November 12, 2004, Kinder Morgan Management will make a distribution of 0.017892 of its shares per outstanding share (929,105 total shares) to shareholders of record as of October 29, 2004, based on the $0.73 per common unit distribution declared by Kinder Morgan Energy Partners for the third quarter of 2004. These distributions are paid in the form of additional Kinder Morgan Management shares or fractions thereof calculated by dividing Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

7.   Investments and Sales

In July 2004, we sold our remaining surplus LM6000 gas-fired turbine for consideration of $8.3 million (net of marketing fees), which consideration consisted of $2.0 million in cash, a note receivable of $6.5 million and a payable for marketing fees of $0.2 million. The $5.0 million current portion of this note receivable is recorded in the caption "Note Receivable" in our Consolidated Balance Sheet as of September 30, 2004.

In April 2004, we sold two surplus LM6000 gas-fired turbines for consideration of $16.5 million (net of marketing fees), which consideration consisted of $2.4 million in cash, a note receivable of $14.5 million and a payable for marketing fees of $0.4 million. During September 2004, the remaining balance of this receivable was collected. In June 2004, we sold two surplus LM6000 turbines and two boilers to Kinder Morgan Production Company, L.P., a subsidiary of Kinder Morgan Energy Partners, for their estimated fair market value of $21.1 million, which we received in cash. This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. The book value of the remaining surplus power generation equipment available for sale at September 30, 2004 was $26.9 million.

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

8.   Summarized Income Statement Information for Kinder Morgan Energy Partners

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest, in addition to limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2003 Form 10-K. Additional information on Kinder Morgan Energy Partners' results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and in its Annual Report on Form 10-K for the year ended December 31, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(In thousands)
Operating Revenues	$ 2,014,659	$ 1,650,842	$ 5,794,097	$ 5,104,127
Operating Expenses	1,761,823	1,445,877	5,084,755	4,504,448
Operating Income	$ 252,836	$ 204,965	$ 709,342	$ 599,679
	===========	===========	===========	===========
Income Before Cumulative Effect of a Change in Accounting Principle	$ 217,342	$ 174,176	$ 604,314	$ 510,146
	===========	===========	===========	===========

Net Income	$ 217,342	$ 174,176	$ 604,314	$ 513,611
	===========	===========	===========	===========

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

10.  Financing

At September 30, 2004, we had available an $800 million five-year senior unsecured revolving credit facility dated August 18, 2004. This credit facility replaced a $445 million 364-day credit facility dated October 14, 2003 and a $355 million three-year revolving credit agreement dated October 15, 2002, and includes covenants and requires payment of facility fees that are similar in nature to the covenants and facility fees required by the revolving bank facilities it replaces, which are discussed in our 2003 Form 10-K. This credit facility can be used for general corporate purposes, including serving as support for our commercial paper program. Under this bank facility, we are required to pay a facility fee based on the total commitment, whether used or unused, at a rate that varies based on our senior debt rating. We had no borrowings under our bank facility at September 30, 2004.

The commercial paper we issue, which is supported by the credit facility described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at September 30, 2004 was $37.6 million, representing a reduction of $90.3 million from the $127.9 million outstanding at December 31, 2003. Our weighted-average interest rate on short-term borrowings outstanding at September 30, 2004 was 1.85 percent. Average short-term borrowings outstanding during the third quarter of 2004 were $87.5 million and the weighted-average interest rate was 1.53 percent. Average short-term borrowings outstanding during the first nine months of 2004 were $115.1 million and the weighted-average interest rate was 1.23 percent.

On March 3, 2003, our $500 million 6.45% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash on hand and incremental short-term borrowing. Our current maturities of long-term debt of $580 million at September 30, 2004 consisted of (i) $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013, (ii) $500 million of 6.65% Series Senior Notes due March 1, 2005 and (iii) $75 million of 8.75% Series Debentures due October 15, 2024, which we redeemed on October 21, 2004. Our $150 million of 6.67% Series Debentures due November 1, 2027, which had been redeemable at par through a one-time option by the holders on November 1, 2004, are reflected in "Long-term Debt" on the accompanying Consolidated Balance Sheet as of September 30, 2004 since the holders did not elect to require us to redeem the debentures.

On August 13, 2004, we paid a cash dividend on our common stock of $0.5625 per share to shareholders of record as of July 30, 2004. On October 20, 2004, our Board of Directors approved a cash dividend of $0.5625 per common share payable on November 12, 2004 to shareholders of record as of October 29, 2004.

11.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase up to $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003 and April 2004, respectively. As of September 30, 2004, we had repurchased a total of approximately $507.8 million (9,963,900 shares) of our outstanding common stock under the program, of which $15.8 million (264,900 shares) and $55.1 million (931,100 shares) were repurchased in the three months and nine months ended September 30, 2004, respectively. We repurchased $25.6 million (484,200 shares) and $28.0 million (537,800 shares) of our common stock in the three months and nine months ended September 30, 2003, respectively. (See the table included under Part II, Item 2 elsewhere in this report.)

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

BUSINESS SEGMENT INFORMATION

	Three Months Ended September 30, 2004				September 30, 2004
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 94,775	$ 174,943	$ 23,735	$ 23,197	$ 5,528,912
TransColorado	7,128	9,663	1,096	9,095	279,529
Kinder Morgan Retail	4,839	46,210	4,245	16,633	435,935
Power	4,113	18,826	873	-	413,856
Segment Totals	110,855	$ 249,642	$ 29,949	$ 48,925	6,658,232
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	143,979		Investment in Kinder Morgan Energy Partners Goodwill		2,090,196 947,730
General and Administrative Expenses	(18,334)		Other[2] Consolidated		274,505 $ 9,970,663
					===========
Other Income and (Expenses)	(52,447)
Income Before Income Taxes	$ 184,053
	==========

	Three Months Ended September 30, 2003
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 92,205	$ 187,322	$ 23,229	$ 31,639
TransColorado	4,919	7,308	1,112	155
Kinder Morgan Retail	6,962	45,367	4,022	7,212
Power	5,313	6,986	862	231
Segment Totals	109,399	$ 246,983	$ 29,225	$ 39,237
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	116,659
General and Administrative Expenses	(18,761)
Other Income and (Expenses)	(50,394)
Income Before Income Taxes	$ 156,903
	=========

[1]	There were no intersegment revenues during the periods presented.
[2]

Includes market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

	Nine Months Ended September 30, 2004
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 294,948	$ 570,627	$ 70,679	$ 56,395
TransColorado	18,139	25,344	3,217	14,506
Kinder Morgan Retail	43,491	200,299	12,623	39,405
Power	11,744	42,825	2,618	-
Segment Totals	368,322	$ 839,095	$ 89,137	$ 110,306
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	405,548
General and Administrative Expenses	(60,501)
Other Income and (Expenses)	(149,415)
Income Before Income Taxes	$ 563,954
	==========

	Nine Months Ended September 30, 2003
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 276,616[2]	$ 589,578	$ 68,684	$ 68,580
TransColorado	17,476	24,422	3,213	736
Kinder Morgan Retail	44,752	177,679	11,949	14,656
Power	19,011	26,037	4,051	2,588
Segment Totals	357,855	$ 817,716	$ 87,897	$ 86,560
		==========	==========	==========
Earnings from Investment in Kinder Morgan Energy Partners	341,886
General and Administrative Expenses	(53,955)
Other Income and (Expenses)	(152,964)[2]
Income Before Income Taxes	$ 492,822
	=========

[1]	There were no intersegment revenues during the periods presented.
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

13.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three and nine month periods ended September 30, 2004 and 2003, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges, and the impact of hedge ineffectiveness, while included in our net income, was immaterial. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $10.3 million, representing unrecognized net losses on derivative activities at September 30, 2004. During the three and nine months ended September 30, 2004 and 2003, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. In conjunction with these activities, we are required to place funds in margin accounts (included with "Restricted Deposits" in the accompanying interim Consolidated Balance Sheets) when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives.

We had outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at September 30, 2004. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges, and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the outstanding swaps of $79.8 million at September 30, 2004 is included in the caption "Deferred Charges and Other Assets" in the accompanying interim Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million in cash. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $5.9 million at September 30, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

14.  Employee Benefits

(A)    Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Service Cost	$ 2,148	$ 1,968	$ 6,445	$ 5,906
Interest Cost	2,858	2,753	8,575	8,261
Expected Return on Assets	(4,111)	(3,221)	(12,252)	(9,664)
Amortization of:
Transition Asset	(41)	(41)	(122)	(122)
Prior Service Cost	44	44	133	133
Loss	70	2,548	214	587
Net Periodic Pension Cost	$ 968	$ 4,051	$ 2,993	$ 5,101
	=========	=========	=========	=========

During the third quarter of 2004, we contributed $1.8 million to our retirement plans. We do not expect to make a contribution to our retirement plans during the fourth quarter of 2004.

(B)    Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Service Cost	$ (10)	$ 112	$ 219	$ 337
Interest Cost	760	1,749	4,066	5,247
Expected Return on Assets	(1,407)	(1,345)	(3,880)	(4,034)
Amortization of:
Transition Obligation	232	232	697	697
Prior Service Cost	(1,042)	60	(923)	179
Loss	1,286	609	2,808	1,891
Net Periodic Postretirement Benefit Cost	$ (181)	$ 1,417	$ 2,987	$ 4,317
	=========	=========	=========	=========

We previously disclosed in our 2003 Form 10-K that we did not expect to make any significant contributions to our postretirement benefit plan during 2004 and, as of September 30, 2004, we continue to expect that total contributions to our postretirement benefit plan during 2004 will not be significant.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. In January 2004, the FASB issued Staff Position FAS 106-1 to provide guidance on accounting and disclosure for the Act as it pertains to postretirement benefit plans, and in May 2004, the FASB issued Staff Position FAS 106-2, effective July 1, 2004, which provides specific authoritative guidance on the accounting for the federal subsidy included in the Act. In the third quarter of 2004, our board approved a resolution to amend our postretirement benefit plan to eliminate prescription drug benefits for Medicare eligible retirees effective January 1, 2006, which eliminates any potential effects on our periodic postretirement benefit costs due to the federal subsidy included in the Act.

15.  Regulatory Matters

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate natural gas pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (termed "Energy Affiliates"), including intrastate/Hinshaw pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies ("LDCs") are excluded, however, if they do not make any off-system sales. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their Energy Affiliates (but certain support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an Energy Affiliate. Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, filed for clarification and rehearing of Order No. 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, Natural Gas Pipeline Company of America and Kinder Morgan Interstate Gas

Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. On February 9, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, all of these interstate pipelines filed a joint request with the interstate pipelines owned by Kinder Morgan Energy Partners asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. Separation from these entities would be the most burdensome requirement of the new rules for us.

On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September 1, 2004. Otherwise, the FERC largely denied rehearing of Order No. 2004, but provided further clarification or adjustment in several areas. The FERC continued the exemption for LDCs that do not make off-system sales and clarified that the LDC exemption applies if the LDC is also a Hinshaw pipeline. The FERC also clarified that an LDC can engage in certain sales and other Energy Affiliate activities to the limited extent necessary to support sales to customers located on its distribution system, and sales necessary to remain in balance under pipeline tariffs, without becoming an Energy Affiliate. The FERC declined to exempt natural gas producers from the definition of Energy Affiliate. The FERC also declined to exempt natural gas intrastate and Hinshaw pipelines, processors and gatherers from the definition of Energy Affiliate, but did clarify that such entities will not be Energy Affiliates if they do not participate in gas or electric commodity markets or interstate capacity markets (as capacity holder, agent or manager) or in financial transactions related to such markets. The FERC also clarified further the personnel and functions that can be shared by interstate natural gas pipelines and their Energy Affiliates, including senior officers and risk management personnel and the permissible role of holding or parent companies and service companies. The FERC also clarified that day-to-day operating information can be shared by interconnecting entities. Finally, the FERC clarified that an interstate natural gas pipeline and its Energy Affiliate can discuss potential new interconnects to serve the Energy Affiliate, but subject to very onerous posting and record-keeping requirements. The Kinder Morgan interstate natural gas pipelines have sought rehearing to clarify the applicability of the LDC and Parent Company exemptions to them.

On July 21, 2004, Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Horizon Pipeline Company filed additional joint requests with Trailblazer Pipeline Company and Kinder Morgan Interstate Gas Transmission LLC, subsidiaries of Kinder Morgan Energy Partners, asking for limited exemptions from certain requirements of FERC Order 2004 and asking for an extension of the deadline for full compliance with Order 2004 until 90 days after the FERC has completed action on the pipelines' various rehearing and exemption requests. The pipelines also requested that Rocky Mountain Natural Gas Company, one of our wholly owned subsidiaries, be classified as an exempt LDC for purposes of Order 2004. These exemptions request relief from the independent functioning and information disclosure requirements of Order 2004. The exemption requests propose to treat as Energy Affiliates within the meaning of Order 2004 two groups of employees, (i) individuals in the Choice Gas Commodity Group within our Retail operations and (ii) commodity sales and purchase personnel within Kinder Morgan Energy Partners' Texas Intrastate operations. Order 2004 regulations governing relationships between interstate pipelines and their Energy Affiliates would apply to relationships with these two groups. Under these proposals, certain critical operating functions could continue to be shared.

On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the FERC extended the effective date of the new Standards of Conduct from September 1, 2004 to September 22, 2004. Also in this order, among other actions, the FERC denied the request for rehearing made by the Kinder Morgan interstate natural gas pipelines to clarify the applicability of the LDC and Parent Company exemptions to them.

On September 20, 2004, the FERC issued an order that conditionally granted the July 21, 2004 joint requests for limited exemptions from the requirements of the Standards of Conduct described above. In that order, the FERC directed Natural Gas Pipeline Company of America, TransColorado Gas Transmission Company, Canyon Creek Compression Company, Horizon Pipeline Company and the affiliated interstate natural gas pipelines owned by Kinder Morgan Energy Partners to submit compliance plans regarding these exemptions within 30 days. These compliance plans were filed on October 19, 2004 and set out certain steps taken by our interstate pipelines to assure that employees in the Choice Gas Commodity Group within our Retail operations and the commodity sales and purchasing personnel of Kinder Morgan Energy Partners' Texas intrastate operations do not have access to restricted interstate pipeline information or receive preferential treatment as to interstate pipeline services. The FERC will not enforce compliance with the independent functioning requirement of the Standards of Conduct as to these employees until 30 days after it acts on these compliance filings. In all other respects, our interstate natural gas pipelines were required to comply with the Standards of Conduct as of September 22, 2004.

Our interstate natural gas pipelines have implemented compliance with the Standards of Conduct as of September 22, 2004, subject to the exemptions described in the prior paragraph. Compliance includes, inter alia, the posting of compliance procedures and organizational information for each interstate pipeline on its internet website, the posting of discount and tariff discretion information and the implementation of independent functioning for Energy Affiliates not covered by the prior paragraph (electric and gas gathering, processing or production affiliates).

On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC-regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, we will no longer be permitted to use commodity price indices to structure transactions on our FERC-regulated natural gas pipelines. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of the contracts on our FERC-regulated natural gas pipelines. Moreover, in subsequent orders in individual pipeline cases, the FERC has allowed negotiated rate transactions using pricing indices so long as revenue is capped by the applicable maximum rate(s). Rehearing on this aspect of the Modification to Policy Statement has been sought by Natural Gas Pipeline Company of America and others, but the FERC has not yet acted on rehearing.

On February 20, 2004, the D.C. Circuit Court of Appeals for the District of Columbia remanded back to the FERC a Williston Basin Interstate Pipeline proceeding in which the Court ruled that the FERC did not explain how the selective discounting policy adopted by the FERC in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases would not compromise the pipelines' ability to target discounts at particular receipt/delivery points, subsystems or other defined geographic areas. On June 1, 2004, the FERC issued a Notice of Request for Comments, in the Williston Basin Interstate Pipeline proceeding, on issues pertaining to discounting policy adopted in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases. Comments were due on August 9, 2004. Numerous parties filed comments, including Natural Gas Pipeline Company of America as part of the Kinder Morgan Interstate Pipeline filing. The FERC's decision in this case will affect the extent to which interstate pipelines such as Natural Gas Pipeline Company of America and their customers can specify rates at secondary points, which are binding on both parties as part of the service contract.

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

Lamb v. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, (formerly Adams v. Kinder Morgan, Inc. et al.) filed in the United States District Court for the District of Colorado. The case was originally filed on March 8, 2000 and is a purported class action. As of this date no class has been certified. Plaintiffs seek compensatory damages against all defendants jointly and severally, together with interest, attorney fees and expenses. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of accounting principles generally accepted in the United States of America during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court's dismissal, but upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003. Briefing regarding class certification is complete and a decision is pending. Merits discovery commenced on June 7, 2004. The Court granted Mr. Adam's motion to withdraw as a lead plaintiff. As a result, the case is now styled as Lamb v. Kinder Morgan, Inc. et al. A settlement conference occurred on August 2, 2004. No settlement was reached. Discovery is proceeding.

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

17.  Recent Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure

Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to postpone accounting for the effects of the Act. Regardless of whether a company elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP FAS 106-1 effective July 1, 2004. FSP FAS 106-2 provides transitional guidance for accounting for the effects of the Act on the accumulated projected benefit obligation and periodic postretirement health care benefit expense. In the third quarter of 2004, our board approved a resolution to amend our postretirement benefit plan to eliminate prescription drug benefits for Medicare eligible retirees effective January 1, 2006, which eliminates any potential effects on our periodic postretirement benefit costs due to the federal subsidy included in the Act.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) our 2003 Form 10-K, including the Consolidated Financial Statements, related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following interim results may not be indicative of the results to be expected over the course of an entire year. In this report, Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as "Kinder Morgan Energy Partners." Additional information on Kinder Morgan Energy Partners is contained in its report on Form 10-K for the year ended December 31, 2003 and in its report on Form 10-Q for the quarter ended September 30, 2004.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, exposures under contractual indemnifications and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others. Information regarding our accounting policies and estimates that we consider to be "critical" can be found in our 2003 Form 10-K. There have not been any significant changes in these policies and estimates during the first nine months of 2004.

Consolidated Financial Results

	Three Months Ended September 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands except per share amounts)

Operating Revenues	$ 249,642	$ 246,983	$ 2,659
Gas Purchases and Other Costs of Sales	(55,821)	(72,515)	16,694
General and Administrative Expenses	(18,334)	(18,761)	427
Other Operating Expenses	(79,552)	(68,127)	(11,425)
Operating Income	95,935	87,580	8,355
Other Income and (Expenses)	88,118	69,323	18,795
Income Taxes	(72,123)	(61,273)	(10,850)
Net Income	$ 111,930	$ 95,630	$ 16,300
	==========	==========	==========

Diluted Earnings Per Common Share	$ 0.90	$ 0.77	$ 0.13
	==========	==========	==========

Number of Shares Used in Computing Diluted Earnings Per Common Share	124,683	124,345	338
	==========	==========	==========

	Nine Months Ended September 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands except per share amounts)

Operating Revenues	$ 839,095	$ 817,716	$ 21,379
Gas Purchases and Other Costs of Sales	(241,502)	(265,322)	23,820
General and Administrative Expenses	(60,501)	(53,955)	(6,546)
Other Operating Expenses	(229,700)	(202,806)	(26,894)
Operating Income	307,392	295,633	11,759
Other Income and (Expenses)	256,562	197,189	59,373
Income Taxes	(220,592)	(191,928)	(28,664)
Net Income	$ 343,362	$ 300,894	$ 42,468
	==========	==========	==========

Diluted Earnings Per Common Share	$ 2.75	$ 2.43	$ 0.32
	==========	==========	==========

Number of Shares Used in Computing Diluted Earnings Per Common Share	124,852	123,640	1,212
	==========	==========	==========

Our net income increased from $95.6 million in the third quarter of 2003 to $111.9 million in the third quarter of 2004, an increase of 17 percent. This increase is comprised of an $8.4 million increase in operating income and an $18.8 million increase in "Other Income and (Expenses)," partially offset by a $10.9 million increase in income tax expense. Our net income increased from $300.9 million in the first nine months of 2003 to $343.4 million in the first nine months of 2004, an increase of 14 percent. This increase is comprised of an $11.8 million increase in operating income and a $59.4 million increase in "Other Income and (Expenses)," partially offset by a $28.7 million increase in income tax expense. Following is a discussion of items affecting operating income and other income and expenses. Refer to the headings "Other Income and (Expenses)" and "Income Taxes" included elsewhere herein for additional information regarding these items.

Our results for the third quarter of 2004, in comparison to 2003, reflect an increase of $2.7 million (1%) in operating revenues and an increase of $8.4 million (10%) in operating income. The increase in operating revenues was attributable to the inclusion of our Triton Power affiliates in our consolidated operating results during 2004 and increased 2004 revenues in our TransColorado and Kinder Morgan Retail business segments, partially offset by decreased revenues in our Natural Gas Pipeline Company of America business segment (see the individual business segment discussions following for additional information). Operating income was positively impacted in the third quarter of 2004, relative to 2003, by increased earnings from our Natural Gas Pipeline Company of America and TransColorado business segments and the inclusion of the results of operations of our Triton Power affiliates in our 2004 consolidated operating results due to our adoption of a recent accounting pronouncement. Triton's third quarter $7.7 million contribution to our consolidated operating income is entirely offset by minority interests. These positive impacts were partially offset by decreased earnings from our Kinder Morgan Retail and Power business segments.

Our results for the first nine months of 2004, in comparison to 2003, reflect increases of $21.4 million (3%) in operating revenues and $11.8 million (4%) in operating income. The increase in operating revenues was principally attributable to increased 2004 revenues in our Kinder Morgan Retail and Power business segments, partially offset by decreased 2004 revenues in our Natural Gas Pipeline Company of America business segment. Operating income was positively impacted in the first nine months of 2004, relative to 2003, by increased earnings from our Natural Gas Pipeline Company of America business segment and the consolidation of the results of operations of our Triton Power affiliates in our 2004 consolidated results. Triton's $9.7 million contribution to our consolidated operating income for the first nine months of 2004 is entirely offset by minority interests. These positive impacts were offset by (i) decreased earnings from our Power and Kinder Morgan Retail business segments and (ii) increased general and administrative expenses due principally to increased legal, accounting and employee benefit expenses. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results.

"Other Income and (Expenses)" increased from $69.3 million in the third quarter of 2003 to $88.1 million in the third quarter of 2004, an increase of 27 percent. This increase reflected increased equity in earnings of Kinder Morgan Energy Partners in the third quarter of 2004, due principally to the improved performance from the assets held by Kinder Morgan Energy Partners, partially offset by the inclusion of the minority interests in Triton Power, as discussed previously, and by an increase of $3.4 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC.

For the nine months ended September 30, 2004 and 2003, "Other Income and (Expenses)" increased from $197.2 million in 2003 to $256.6 million in 2004, an increase of 30 percent. This increase reflected increased equity in earnings of Kinder Morgan Energy Partners in 2004, due principally to the improved performance from the assets held by Kinder Morgan Energy Partners, and decreased 2004 interest expense resulting from our lower weighted-average interest rates and our lower debt balances. These positive impacts were partially offset by the inclusion of the minority interests in Triton Power, as discussed previously, and by an increase of $5.8 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC.

Diluted earnings per common share increased from $0.77 in the third quarter of 2003 to $0.90 in the third quarter of 2004, an increase of 17 percent. This increase reflected, in addition to the increase attributable to financial and operating impacts discussed preceding, a partially offsetting decrease attributable to an increase of 0.3 million (0.3%) in average shares outstanding. The increase in average shares outstanding resulted from (i) newly-issued shares due to (1) the employee stock purchase plan, (2) the issuance of restricted stock and (3) exercise of stock options by employees and (ii) the increased dilutive effect of stock options resulting from the increase in the market price of our shares, partially offset by our share repurchases (see Notes 2 and 11 of the accompanying Notes to Consolidated Financial Statements).

Diluted earnings per common share increased from $2.43 in the first nine months of 2003 to $2.75 in the first nine months of 2004, an increase of 13 percent. This increase reflected, in addition to the increase attributable to financial and operating impacts discussed preceding, a partially offsetting decrease attributable to an increase of 1.2 million (1%) in average shares outstanding. Average shares outstanding increased for the first nine months of 2004 for principally the same reasons as it increased in the third quarter as discussed previously.

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

Business Segment	Business Conducted	Referred to As:
Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America
TransColorado Gas Transmission Company	The ownership and operation of an interstate natural gas pipeline system in Colorado and New Mexico	TransColorado
Retail Natural Gas Distribution	The regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the sale of natural gas to certain utility customers under the Choice Gas program
Kinder Morgan Retail
Power Generation	The operation and, in previous periods, construction of natural gas-fired electric generation facilities	Power

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

Natural Gas Pipeline Company of America

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(In thousands except systems throughput)
Operating Revenues	$174,943	$187,322	$(12,379)	$570,627	$589,578	$(18,951)
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 29,037	$ 48,257	$(19,220)	$128,955	$174,567	$(45,612)
	========	========	========	========	========	========

Segment Earnings	$ 94,775	$ 92,205	$ 2,570	$294,948	$276,616	$ 18,332
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	336.3	312.8	23.5	1,123.7	1,099.5	24.2
	========	========	========	========	========	========

Natural Gas Pipeline Company of America's segment earnings increased by $2.6 million (3%) from the third quarter of 2003 to the third quarter of 2004. Segment earnings for the third quarter of 2004 were positively impacted, relative to 2003, by (i) increased transportation and storage service revenues in 2004 resulting, in part, from successful re-contracting of transportation capacity and the recent expansion of our storage system, (ii) increased margins from operational gas sales largely due to higher market prices, (iii) $1.4 million in pre-tax gains in 2004 from the sale of certain land parcels in Illinois, and (iv) reduced 2004 property tax expenses. These favorable impacts were partially offset by (i) the fact that 2003 results included increased margin associated with the favorable conclusion of a regulatory matter, (ii) increased operations and maintenance expenses in 2004 resulting from increased hydrostatic testing and electric compression costs and (iii) increased depreciation expense. The decrease in overall operating revenues in the third quarter of 2004, relative to 2003, was largely the result of (i) decreased operational gas sales volumes and (ii) 2003 revenue recorded in conjunction with the conclusion of a regulatory matter. These negative impacts on revenue were partially offset by the increase in transportation and storage service revenues, as discussed above.

Natural Gas Pipeline Company of America's segment earnings increased by $18.3 million (7%) from the first nine months of 2003 to the first nine months of 2004. Segment results for the first nine months of 2004 were impacted, relative to 2003, by principally the same factors affecting third quarter results, as discussed above, except that on a year-to-date basis property tax expenses increased in 2004. In addition, on a year-to-date basis, 2004 results were positively impacted by $4.0 million in contractual customer penalty charges. These charges were billed prior to December 1, 2003, the effective date for Natural Gas Pipeline Company of America's Order 637 provisions, but had been reserved pending the final outcome of its Order 637 filings (see Note 15 of the accompanying Notes to Consolidated Financial Statements). The decrease in operating revenues in the first nine months of 2004, relative to 2003, was also largely the result of decreased operational gas sales volumes, partially offset by an increase in transportation and storage and penalty revenues. The increases in systems throughput for both the third quarter and first nine months of 2004, relative to 2003, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from "demand" contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

In October 2004, we announced that we will spend approximately $52 million on acquisitions and expansions to Natural Gas Pipeline Company of America's pipeline and storage systems. Included in this amount are (i) the acquisition of the Black Marlin Pipeline, completed on September 1, 2004, which will add 38,000 dekatherms per day ("dth/day") of incremental capacity to the Amarillo to Gulf Coast line, (ii) the addition of 51,000 dth/day of cross haul capacity to the Amarillo to Gulf Coast line and 20,000 dth/day of incremental capacity to the Oklahoma Extension (also known as Segment One) by adding additional compressor horsepower and modifying certain existing compressor facilities and (iii) a 10 Bcf expansion of the Sayre storage facilities in Beckham County, Oklahoma. During the second quarter of 2004, Natural Gas Pipeline Company of America completed construction of its previously announced 10.7 Bcf storage service expansion at its existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Please refer to our 2003 Form 10-K for additional information regarding Natural Gas Pipeline Company of America.

TransColorado

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Increase	2004	2003	Increase
(In thousands except systems throughput)
Total Operating Revenues	$ 9,663	$ 7,308	$ 2,355	$ 25,344	$ 24,422	$ 922
	========	========	========	========	========	========

Segment Earnings	$ 7,128	$ 4,919	$ 2,209	$ 18,139	$ 17,476	$ 663
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)	50.8	40.1	10.7	139.2	128.8	10.4
	========	========	========	========	========	========

TransColorado's segment earnings increased by $2.2 million (45%) from the third quarter of 2003 to the third quarter of 2004. Segment results for the third quarter of 2004, relative to 2003, were impacted primarily by increased natural gas transportation revenues. The increases in TransColorado's natural gas transportation revenues and systems throughput volumes reflect, primarily, the expansion of TransColorado's system that was completed and placed into service in August 2004 (see the discussion below).

TransColorado's segment earnings increased by $0.7 million (4%) from the first nine months of 2003 to the first nine months of 2004. Segment results for the first nine months of 2004 were impacted, relative to 2003, by increased natural gas transportation revenues in the third quarter of 2004, as discussed above, partially offset by decreased natural gas transportation revenues during the first two quarters of 2004 resulting principally from lower basis differentials in 2004, and the fact that in 2003 a larger proportion of natural gas transportation contracts were tied to the basis differential. "Basis differential" is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. As a result of recent contracting activities, in which we entered into long-term, fixed price contracts for most of TransColorado's long haul capacity, and the expansion of TransColorado's system capacity, the volume of activity that is subject to changes in basis differentials has decreased to 8% of its long haul capacity as of September 30, 2004.

On September 25, 2003, we announced that we had signed a 10-year, firm natural gas transportation contract with an undisclosed shipper that would allow us to construct facilities resulting in a 125,000 dth/day expansion of capacity on the TransColorado system. The facilities consist of three new compressor stations and modifications at two existing compressor stations, which increase compression by 20,000 horsepower. In March 2004, we received FERC approval to construct the facilities and place them into service. In August 2004, the facilities were completed and placed into service.

In October 2004, we announced plans to expand TransColorado's system to provide for an additional 300,000 dth/day of primarily backhaul capacity. This expansion project, which will cost less than $20 million, is supported by commitments from an undisclosed shipper for up to 280,000 dth/day of capacity through 2015, with an option for a five-year extension. To accommodate the increased volumes on the northern part of the system, TransColorado will be reversing the flow of natural gas on the 46-mile portion of the system between DeBeque, Colorado and the Greasewood Hub in Rio Blanco County, Colorado, modifying existing interconnect facilities and installing a new north-end compressor station. This project will enhance the flexibility of TransColorado's system by allowing gas on the northern end of the pipeline to flow both northward and southward. Following completion of the project, current and future shippers will still have the ability to schedule natural gas for delivery from the far north end of the TransColorado system southward to San Juan Basin delivery points. In addition, the expanded system features an interconnect with the Wyoming Interstate Company pipeline at the Greasewood Hub. Subject to regulatory approvals, the additional capacity is expected to be available in January 2006. Please refer to our 2003 Form 10-K for additional information regarding TransColorado.

Kinder Morgan Retail

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(In thousands except systems throughput)
Total Operating Revenues	$ 46,210	$ 45,367	$ 843	$200,299	$177,679	$ 22,620
	========	========	========	========	========	========

Gas Purchases and Other Costs of Sales	$ 25,452	$ 23,044	$ 2,408	$108,750	$ 86,699	$ 22,051
	========	========	========	========	========	========

Segment Earnings	$ 4,839	$ 6,962	$ (2,123)	$ 43,491	$ 44,752	$ (1,261)
	========	========	========	========	========	========

Systems Throughput (Trillion Btus)[1]	7.6	10.3	(2.7)	32.2	33.6	(1.4)
	========	========	========	========	========	========

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail's segment earnings decreased by $2.1 million (30%) from the third quarter of 2003 to the third quarter of 2004. This decrease was due principally to (i) reduced irrigation demand in 2004 resulting from wetter and cooler conditions in our service area in 2004 and (ii) increased operations and maintenance and depreciation expenses in 2004 due, in part, to system expansion. These negative impacts were partially offset by continued customer growth in Colorado. The increase in operating revenues in the third quarter of 2004, relative to 2003, primarily resulted from higher natural gas prices in 2004 largely offset by corresponding higher gas purchase costs, and continued customer growth in Colorado, partially offset by reduced 2004 irrigation volumes.

Kinder Morgan Retail's segment earnings decreased by $1.3 million (3%) from the first nine months of 2003 to the first nine months of 2004. This decrease was due principally to (i) reduced irrigation demand in the second and third quarters of 2004 and (ii) increased operations and maintenance and depreciation expenses in 2004 due, in part, to system expansion. These negative impacts were partially offset by (i) increased space heating demand in the first quarter of 2004 and (ii) continued customer growth in Colorado. The increase in operating revenues in the first nine months of 2004, relative to 2003, which was largely offset by an increase in gas purchases and other costs of sales, was principally due to (i) higher natural gas prices in 2004, (ii) the fact that a higher percentage of our Wyoming customers chose us as their natural gas supplier in 2004, either through regulated rates that pass-through the cost of gas to the customer, or through our Choice Gas commodity program that allows customers connected to our natural gas distribution system to choose from among several natural gas commodity suppliers, (iii) increased revenues from non-regulated merchandise sales and (iv) continued customer growth in Colorado. These positive impacts to 2004 revenues were partially offset by reduced irrigation demand in the second and third quarters of 2004. Our weather hedging program continued to contribute to stability in Kinder Morgan Retail's earnings pattern by reducing the impact of weather-related demand fluctuations. Our hedging strategy is discussed in our 2003 Form 10-K.

During the second quarter of 2004, Kinder Morgan Retail completed and placed into service its $20 million, 58-mile natural gas transmission pipeline from Montrose to Ouray, Colorado. We expect to add about 3,000 Western Slope customers via this pipeline over the next five years. Please refer to our 2003 Form 10-K for additional information regarding Kinder Morgan Retail.

Power

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
(In thousands)
Total Operating Revenues	$ 18,826	$ 6,986	$ 11,840	$ 42,825	$ 26,037	$ 16,788

	========	========	========	========	========	========
Gas Purchases and Other Costs of Sales	$ 1,199	$ 1,139	$ 60	$ 3,585	$ 3,448	$ 137
	========	========	========	========	========	========

Segment Earnings	$ 4,113	$ 5,313	$ (1,200)	$ 11,744	$ 19,011	$ (7,267)
	========	========	========	========	========	========

Due to the adoption of a recently issued accounting standard, the results of operations of our Triton Power affiliates are included in our consolidated operating results and in the results of our Power segment beginning with the first quarter of 2004. Although the results of Triton have an impact on the total operating revenues and expenses of the Power business segment, after taking into account the associated minority interests, the consolidation of Triton had no effect on Power's segment earnings.

Power's segment earnings decreased by $1.2 million (23%) from the third quarter of 2003 to the third quarter of 2004. Segment earnings for the third quarter of 2004 were negatively impacted, relative to 2003, by (i) reduced power generation revenues and operating fees due to milder summer weather and (ii) reduced earnings from Thermo Cogeneration Partnership, largely due to higher maintenance costs.

Power's segment earnings decreased by $7.3 million (38%) from the first nine months of 2003 to the first nine months of 2004. Segment earnings for the first nine months of 2004 were negatively impacted, relative to 2003, primarily by the fact that 2003 results included $6.8 million in development fees for the Jackson, Michigan power plant. Please refer to our 2003 Form 10-K for additional information regarding Power.

Certain surplus power generation equipment was sold during 2004. See Note 7 of the accompanying Notes to Consolidated Financial Statements.

Earnings from Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners was as follows:

	Three Months Ended September 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$102,535	$ 84,489	$ 18,046
Limited Partner Units (Kinder Morgan Energy Partners)	10,853	8,908	1,945
Limited Partner i-units (Kinder Morgan Management)	30,591	23,262	7,329
	143,979	116,659	27,320
Pre-tax Minority Interest in Kinder Morgan Management	(21,832)	(16,363)	(5,469)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$122,147	$100,296	$ 21,851
	========	========	========

	Nine Months Ended September 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$293,962	$244,901	$ 49,061
Limited Partner Units (Kinder Morgan Energy Partners)	29,680	27,220	2,460
Limited Partner i-units (Kinder Morgan Management)	81,906	69,765	12,141
	405,548	341,886	63,662
Pre-tax Minority Interest in Kinder Morgan Management	(58,399)	(49,078)	(9,321)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$347,149	$292,808	$ 54,341
	========	========	========

The increase in our earnings from this investment in 2004, relative to 2003, is principally due to improved operating results from Kinder Morgan Energy Partners' various businesses, which drove higher distributions to Kinder Morgan Energy Partners' unitholders and general partner. Additional information regarding Kinder Morgan Energy Partners is contained in its Quarterly Report on Form 10-Q for the nine months ended September 30, 2004 and its Annual Report on Form 10-K for the year ended December 31, 2003.

Other Income and (Expenses)

	Three Months Ended September 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)

Interest Expense, Net	$(33,990)	$ (34,751)	$ 761
Interest Expense - Deferrable Interest Debentures[1]	(5,478)	-	(5,478)
Interest Expense - Capital Trust Securities[1]	-	(5,478)	5,478
Equity in Earnings of Kinder Morgan Energy Partners	143,979	116,659	27,320
Equity in Earnings of Power Segment[2]	2,523	2,686	(163)
Equity in Earnings of Horizon Pipeline[3]	442	372	70
Minority Interests[1]	(21,114)	(10,183)	(10,931)
Other, Net	1,756	18	1,738
	$ 88,118	$ 69,323	$ 18,795
	========	=========	========

	Nine Months Ended September 30,		Earnings Increase
	2004	2003	(Decrease)
	(In thousands)

Interest Expense, Net	$(98,785)	$(106,039)	$ 7,254
Interest Expense - Deferrable Interest Debentures[1]	(16,434)	-	(16,434)
Interest Expense - Capital Trust Securities[1]	-	(5,478)	5,478
Equity in Earnings of Kinder Morgan Energy Partners	405,548	341,886	63,662
Equity in Earnings of Power Segment[2]	7,196	7,164	32
Equity in Earnings of Horizon Pipeline[3]	1,271	1,103	168
Equity in Losses of Other Equity Investments	-	(7)	7
Minority Interests[1]	(45,511)	(41,580)	(3,931)
Other, Net	3,277	140	3,137
	$256,562	$ 197,189	$ 59,373
	========	=========	========

___________________
[1]

The expense associated with our capital trust securities was included in "Minority Interests" prior to the third quarter of 2003 ($10,956 for the nine months ended September 30, 2003). Due to our adoption of a recently issued accounting standard, the expense associated with these securities was included in "Interest Expense - Capital Trust Securities" beginning with the third quarter of 2003. Due to our adoption of another recently issued accounting standard, the trusts associated with these securities are no longer consolidated, effective December 31, 2003. The associated expense is included in "Interest Expense - Deferrable Interest Debentures" for the three months and nine months ended September 30, 2004.

[2]	Included in Power segment earnings.

[3]	Included in Natural Gas Pipeline Company of America segment earnings.

"Other Income and (Expenses)" increased from income of $69.3 million in the third quarter of 2003 to income of $88.1 million in the third quarter of 2004, an increase of $18.8 million (27%). This increase was principally due to (i) an increase of $27.3 million in equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners (which was partially offset by an increase in expense of $3.4 million due to additional minority interest in Kinder Morgan Management) and (ii) $1.4 million of pre-tax gains in 2004 from the sale of certain land parcels in Illinois, which gain is included in segment earnings of the Natural Gas Pipeline Company of America business segment. These positive impacts were partially offset by $7.5 million of 2004 minority interest expense associated with our Triton Power affiliates (which is offset by Triton Power's operating income in our consolidated statement of operations).

"Other Income and (Expenses)" increased from income of $197.2 million in the first nine months of 2003 to income of $256.6 million in the first nine months of 2004, an increase of $59.4 million (30%). This increase was principally due to (i) an increase of $63.7 million in equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners (which was partially offset by an increase in expense of $5.8 million due to additional minority interest in Kinder Morgan Management), (ii) a net decrease of approximately $7.3 million in 2004 interest expense, which was the net result of (1) a $11.4 million decrease in interest expense in 2004 due to lower weighted average interest rates and lower average debt balances and (2) the inclusion in 2003 results of a $4.1 million reduction in interest expense recorded in conjunction with the final settlement of a regulatory matter at Natural Gas Pipeline Company of America, (iii) the inclusion in 2003 results of a $4.3 million pre-tax loss due to the sale of our interest in the Igasamex joint venture and (iv) $1.7 million of pre-tax gains in 2004 from the sale of certain land parcels in Illinois. These positive impacts were partially offset by (i) the inclusion in 2003 results of a $2.9 million pre-tax gain from receipt of loan principal in excess of our carrying value and (ii) $9.1 million of 2004 minority interest expense associated with our Triton Power affiliates (which is offset by Triton Power's operating income in our consolidated statement of operations).

Income Taxes

The income tax provision increased from $61.3 million in the third quarter of 2003 to $72.1 million in the third quarter of 2004, an increase of $10.8 million (18%) due principally to an increase of $27.2 million in pre-tax income. The income tax provision increased from $191.9 million in the first nine months of 2003 to $220.6 million in the first nine months of 2004, an increase of $28.7 million (15%) due principally to an increase of $71.1 million in pre-tax income.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. The cash flow impacts associated with discontinued operations, if significant for the periods presented, are discussed under "Cash Flows" following. Note 9 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

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

	September 30,	December 31,
	2004	2003	2002	2001
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$2,257,557	$2,837,487	$2,852,181	$2,409,798
Deferrable Interest Debentures Issued to Subsidiary Trusts[1]	283,600	283,600	-	-
Value of Interest Rate Swaps[2]	85,659	88,242	139,589	(4,831)
	2,626,816	3,209,329	2,991,770	2,404,967
Minority Interests	1,034,333	1,010,140	967,802	817,513
Common Equity	2,758,074	2,666,117	2,354,997	2,259,997
Capital Trust Securities[1]	-	-	275,000	275,000
	6,419,223	6,885,586	6,589,569	5,757,477
Less Value of Interest Rate Swaps	(85,659)	(88,242)	(139,589)	4,831
Capitalization	6,333,564	6,797,344	6,449,980	5,762,308
Short-term Debt, Less Cash and Cash Equivalents[3]	605,426	121,824	465,614	613,918
Invested Capital	$6,938,990	$6,919,168	$6,915,594	$6,376,226
	==========	==========	==========	==========

Capitalization:
Outstanding Notes and Debentures	35.6%	41.7%	44.2%	41.8%
Minority Interests	16.3%	14.9%	15.0%	14.2%
Common Equity	43.6%	39.2%	36.5%	39.2%
Deferrable Interest Debentures Issued to Subsidiary Trusts	4.5%	4.2%	-	-
Capital Trust Securities	-	-	4.3%	4.8%

Invested Capital:
Total Debt[4]	41.3%	42.8%	48.0%	47.4%
Equity, Including Capital Trust Securities, Deferrable Interest Debentures Issued to Subsidiary Trusts and Minority Interests	58.7%	57.2%	52.0%	52.6%

[1]

As a result of a change in accounting standards effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated. See Note 17 of the accompanying Notes to Consolidated Financial Statements.

[2]	See "Significant Financing Transactions" following.
[3]	Cash and cash equivalents netted against short-term debt were $12,174, $11,076, $35,653 and $16,134 for September 30, 2004 and December 31, 2003, 2002 and 2001, respectively.
[4]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

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

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving credit facility, our commercial paper program (which is supported by our revolving credit facility) and cash provided by operations. As of September 30, 2004, we had available an $800 million five-year credit facility dated August 18, 2004. This credit facility replaced a $445 million 364-day credit facility dated October 14, 2003 and a $355 million three-year revolving credit agreement dated October 15, 2002 and can be used for general corporate purposes, including as backup for our commercial paper program. At September 30, 2004 and October 29, 2004, we had $37.6 million and $189.0 million, respectively, of commercial paper issued and outstanding. After inclusion of applicable letters of credit, the remaining available borrowing capacity under the credit facility was $730.9 million and $579.5 million at September 30, 2004 and October 29, 2004, respectively.

Our current maturities of long-term debt of $580 million at September 30, 2004 consisted of (i) $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013, (ii) $500 million of 6.65% Series Senior Notes due March 1, 2005 and (iii) $75 million of 8.75% Series Debentures due October 15, 2024, which we redeemed on October 21, 2004. Our $150 million of 6.67% Series Debentures due November 1, 2027, which had been redeemable at par through a one-time option of the holders on November 1, 2004, are reflected in "Long-term Debt" on the accompanying Consolidated Balance Sheet as of September 30, 2004 since the holders did not elect to require us to redeem the debentures. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represent an additional short-term obligation of approximately $33.7 million at September 30, 2004. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our five-year revolving credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise. Our next significant debt maturity, apart from our 6.65% Senior Notes in 2005 mentioned above, is our $300 million of 6.80% Senior Notes in 2008.

Significant Financing Transactions

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million and $550 million in February 2002, July 2002, November 2003 and April 2004, respectively. As of September 30, 2004, we had repurchased a total of approximately $507.8 million (9,963,900 shares) of our outstanding common stock under the program, of which $15.8 million (264,900 shares) and $55.1 million (931,100 shares) were repurchased in the three months and nine months ended September 30, 2004, respectively. We repurchased $25.6 million (484,200 shares) and $28.0 million (537,800 shares) of our common stock in the three months and nine months ended September 30, 2003, respectively. In January 2003, our board of directors approved a plan to purchase shares of Kinder Morgan Management on the open market. During the three months ended March 31, 2003, we purchased $0.9 million (29,000 shares) of Kinder

Morgan Management shares on the open market.

As further described under "Risk Management" in Item 7A of our 2003 Form 10-K, we have outstanding fixed-to-floating interest rate swap agreements. These agreements had a notional principal amount of $1.5 billion at September 30, 2004. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps are accounted for as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (as a reduction to interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $5.9 million at September 30, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying interim Consolidated Balance Sheet.

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

Investment in Kinder Morgan Energy Partners

At September 30, 2004, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC we owned, approximately 33.1 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 13.0 million common units, 5.3 million Class B units and 14.8 million i-units, represent approximately 16.8 percent of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 percent interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 18.5 percent of Kinder Morgan Energy Partners' total equity interests at September 30, 2004. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units, while distributions on our other units are received in cash.

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

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" decreased from $422.0 million for the nine months ended September 30, 2003 to $418.9 million for the nine months ended September 30, 2004, a decrease of $3.1 million (0.7%). This negative variance is principally due to (i) a $3.9 million increase in cash paid for income taxes during 2004, (ii) a decrease of $62.9 million in cash inflows for gas in underground storage during 2004 and (iii) the fact that 2003 included $28.1 million of cash proceeds received from termination of an interest rate swap (see "Significant Financing Transactions" for further information regarding this transaction). Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices. These negative impacts were partially offset by, in addition to increased cash earnings in 2004, (i) a $47.2 million increase in cash distributions received in 2004 attributable to our interest in Kinder Morgan Energy Partners, (ii) a $19.2 million reduction in cash paid for interest during 2004 and (iii) an increase of $19.2 million in 2004 cash attributable to deferred purchased gas costs. Cash flows attributable to deferred purchased gas costs vary with the relationship between the amount actually paid for natural gas and the amount currently included in regulated rates. This difference is recovered or refunded through subsequent rate adjustments.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" increased from $95.3 million for the nine months ended September 30, 2003 to $98.4 million for the nine months ended September 30, 2004, an increase of $3.1 million (3.3%). This increased use of cash is principally due to (i) an additional $15.7 million investment in Kinder Morgan Energy Partners during 2004, which primarily consisted of Kinder Morgan Management's purchase of additional i-units from Kinder Morgan Energy Partners with the proceeds of an issuance of its shares as discussed under "Net Cash Flows from Financing Activities" following, (ii) additional capital expenditures of $23.7 million during 2004 and (iii) an increase of $11.0 million in 2004 investments in margin deposits associated with hedging activities utilizing energy derivative instruments, partially offset by (i) $40.8 million of proceeds received for sales of surplus natural gas-fired turbines in 2004 and (ii) the fact that 2003 included $16.0 million of expenditures for other investments.

Net Cash Flows from Financing Activities

"Net Cash Flows Used in Financing Activities" decreased from $355.8 million for the nine months ended September 30, 2003 to $319.4 million for the nine months ended September 30, 2004, a decrease of $36.4 million (10.2%). This decrease is principally due to (i) the fact that 2003 included $500 million of cash used to retire our $500 million 6.45% Senior Notes, (ii) $14.9 million of proceeds, net of issuance costs, from the issuance of Kinder Morgan Management shares in March 2004 and (iii) an increase of $6.4 million received in 2004 for issuance of our common stock, principally as a result of the exercise of employee stock options. Partially offsetting these factors were (i) a $90.3 million reduction in short-term debt during the nine months ended September 30, 2004 as compared to incremental short-term borrowings of $191.1 million during the nine months ended September 30, 2003, (ii) a $123.0 million increase in cash paid for dividends in 2004, principally due to the increased dividends declared per share, (iii) a $60.2 million decreased source of cash from short-term advances to unconsolidated affiliates during 2004 and (iv) a $27.1 million increase in cash paid during 2004 to repurchase shares.

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

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	acts of nature, sabotage, terrorism or other acts causing damage greater than our insurance coverage limits;

•	capital market conditions;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the ability to achieve cost savings and revenue growth;

•	inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•	the timing and success of business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners and the fruition of contingencies referred to in Kinder Morgan Energy Partners' Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

Item 4.  Controls and Procedures.

As of September 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The reader is directed to Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2004	115,000	$ 59.58	115,000	$51,169,026
		=======		===========
August 1 to August 31, 2004	149,900	$ 59.66	149,900	$42,223,515
		=======		===========
September 1 to September 30, 2004	-	$ -	-	$42,223,515
		=======		===========

Total	264,900	$ 59.62	264,900	$42,223,515
	=======	=======	=========	===========

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

On August 26, 2004, we announced that C. Park Shaper has been elected Executive Vice President of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Shaper also retains his titles as Director and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. and Chief Financial Officer of Kinder Morgan, Inc.

Item 6.  Exhibits.
10.1	5-Year Credit Agreement dated as of August 18, 2004, among Kinder Morgan, Inc., the lenders party thereto and Wachovia Bank, National Association as Administrative Agent.

10.2*	Resignation and Non-Compete Agreement, dated as of July 21, 2004, between KMGP Services, Inc. and Michael C. Morgan (Exhibit 10.12 to Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________
* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
November 2, 2004	/s/ C. Park Shaper
C. Park Shaper Executive Vice President and Chief Financial Officer