Form 10-K
period 2004-12-31
KINDER MORGAN INC
filed 2005-03-04
CIK 54502

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,754,974,482 at June 30, 2004.

The number of shares outstanding of the registrant's common stock, $5 par value, as of February 3, 2005 was 123,402,601 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to its 2005 Annual Meeting of Stockholders.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONTENTS

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

(A) General Development of Business

We are one of the largest energy transportation and storage companies in the United States, operating, either for ourselves or on behalf of Kinder Morgan Energy Partners, L.P. ("Kinder Morgan Energy Partners"), over 35,000 miles of natural gas and petroleum products pipelines and approximately 135 terminals. We own and operate Natural Gas Pipeline Company of America, sometimes referred to as NGPL in this report, a major interstate natural gas pipeline system with approximately 9,800 miles of pipelines and associated storage facilities. We own and operate a retail natural gas distribution business serving approximately 243,000 customers in Colorado, Nebraska and Wyoming. We have constructed, currently operate and own interests in certain natural gas-fired electric generation facilities. These businesses are discussed in detail in the next section of this report. Our common stock is traded on the New York Stock Exchange under the symbol "KMI." Our executive offices are located at 500 Dallas Street, Suite 1000, Houston Texas 77002 and our telephone number is (713) 369-9000.

On October 7, 1999, we completed the acquisition of Kinder Morgan (Delaware), Inc., a Delaware corporation and the sole stockholder of the general partner of Kinder Morgan Energy Partners. To effect that acquisition, we issued approximately 41.5 million shares of our common stock in exchange for all of the outstanding shares of Kinder Morgan (Delaware). Upon closing of the transaction, Richard D. Kinder, Chairman and Chief Executive Officer of Kinder Morgan (Delaware), was named our Chairman and Chief Executive Officer, and we were renamed Kinder Morgan, Inc. As a result of that acquisition and certain subsequent transactions, we own the general partner of, and have a significant limited partner interest in, Kinder Morgan Energy Partners, one of the largest publicly traded pipeline limited partnerships in the United States in terms of market capitalization, and the owner and operator of the largest independent refined petroleum products pipeline system in the United States in terms of volumes delivered. Kinder Morgan Energy Partners owns and/or operates a diverse group of assets used in the transportation, storage and processing of energy products, including refined petroleum products pipeline systems with more than 10,000 miles of products pipeline and 60 associated terminals. Kinder Morgan Energy Partners owns approximately 14,000 miles of natural gas transportation pipelines, plus natural gas gathering and storage facilities. Kinder Morgan Energy Partners also owns or operates approximately 75 liquid and bulk terminal facilities and more than 55 rail transloading and materials handling facilities located throughout the United States, handling nearly 68 million tons of coal, petroleum coke and other dry-bulk materials annually and having a liquids storage capacity of approximately 37 million barrels for refined petroleum products, chemicals and other liquid products. In addition, Kinder Morgan Energy Partners owns Kinder Morgan CO2 Company, L.P., which transports, markets and produces carbon dioxide for use in enhanced oil recovery operations and owns interests in and/or operates six oil fields in West Texas, all of which are using or have used carbon dioxide injection operations. Kinder Morgan CO2 Company, L.P. also owns and operates the Wink Pipeline, a crude oil pipeline in West Texas. Additional information concerning our investment in Kinder Morgan Energy Partners and its various businesses are contained in Note 2 of the accompanying Notes to Consolidated Financial Statements and in Kinder Morgan Energy Partners' 2004 Annual Report on Form 10-K.

In May 2001, Kinder Morgan Management, LLC, ("Kinder Morgan Management") one of our indirect subsidiaries, issued and sold its limited liability shares in an underwritten initial public offering. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a limited partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners' general partner, the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners' limited partner interests that have been, and will be, issued only to Kinder Morgan Management. We have certain rights and obligations with respect to these securities.

In the initial public offering, we purchased 10% of the Kinder Morgan Management shares, with the balance purchased by the public. The equity interest in Kinder Morgan Management (which is consolidated in our financial statements) owned by the public is reflected as minority interest on our balance sheet. The earnings recorded by Kinder Morgan Management that are attributed to its shares held by the public are reported as "minority interest" in our Consolidated Statements of Operations. Subsequent to the initial public offering by Kinder Morgan Management of its shares, our ownership interest in Kinder Morgan Management has changed because (i) we recognize our share of Kinder Morgan Management's earnings, (ii) we record the receipt of distributions attributable to the Kinder Morgan Management shares that we own, (iii) Kinder Morgan Management has made additional sales of its shares (both through public offerings and otherwise) and (iv) pursuant to an option feature that was previously available to Kinder Morgan Management shareholders but no longer exists, we exchanged certain of the Kinder Morgan Energy Partners' common units held by us for Kinder Morgan Management shares held by the public. At December 31, 2004, we owned 15.1 million Kinder Morgan Management shares representing 27.9% of Kinder Morgan Management's total outstanding shares. Additional information concerning the business of, and our investment in and obligations to, Kinder Morgan Management is contained in Note 3 of the accompanying Notes to Consolidated Financial Statements and in Kinder Morgan Management's 2004 Annual Report on Form 10-K.

Business Strategy

Our business strategy is to: (i) focus on fee-based energy transportation and storage assets that are core to the energy infrastructure of growing markets within North America, (ii) increase utilization of our existing assets while controlling costs, but without compromising on safety, (iii) leverage economies of scale from incremental acquisitions and expansions of properties that fit within our strategy and are accretive to earnings and cash flow, (iv) maximize the benefits of our financial structure to create and return value to our stockholders as discussed following and (v) continue to align employee and shareholder incentives.

We intend to maintain a capital structure that provides flexibility and stability, while returning value to our shareholders through dividends and share repurchases. During 2004, we utilized cash generated from operations (including cash received from distributions attributable to our investment in Kinder Morgan Energy Partners) and cash received from the contribution of our TransColorado pipeline to Kinder Morgan Energy Partners to pay common stock dividends, reduce our outstanding debt, finance our capital expenditures program and repurchase our common shares. In recent periods, we have increased our common stock dividends in response to changes in income tax laws that have made dividends a more efficient way to return cash to our shareholders. At December 31, 2004, our total debt to total capital had been reduced to approximately 37.5% from over 70% in late 1999, with approximately 51% of our debt subject to floating interest rates.

We expect to benefit from accretive acquisitions (primarily by Kinder Morgan Energy Partners) and business expansions. Kinder Morgan Energy Partners has a multi-year history of making accretive acquisitions, which benefit us through our limited and general partner interests. This acquisition strategy is expected to continue, with the availability of potential acquisition candidates being driven by consolidation in the energy industry, as well as the continuing realignment of asset portfolios by major energy companies, although we can provide no assurance that such acquisitions will occur in the future. In addition, we expect to expand, within strict guidelines as to risk, rate of return and timing of cash flows, NGPL's pipeline system and acquire natural gas retail distribution properties that fit well with our current profile.

It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances. However, as discussed under "Risk Factors" elsewhere in this report, there are factors that could affect our ability to carry out our strategy or affect its level of success even if carried out.

Developments During 2004
•

Expansion and Contribution of TransColorado
In September 2003, we announced our intention to expand TransColorado following the signing of a 10-year, firm natural gas transportation contract with an undisclosed shipper. The expansion provides an additional 125,000 dekatherms per day of firm transportation capacity on TransColorado and was completed and placed in service in August 2004. In November 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners for total consideration of $275 million (approximately $210 million in cash and 1.4 million Kinder Morgan Energy Partners common units).

•

Dividends
We increased our annual rate of cash dividends per share by $0.65 in the first quarter of 2004, and by $0.55 in the first quarter of 2005, reaching an annual rate of $2.80. These increases were principally in response to recently enacted federal tax legislation and increased cash flow available to fund capital expenditures, debt reduction, dividends and share repurchases.

•

Share Repurchase Program
We expanded the size of our common stock repurchase program by $50 million and $200 million in April and November 2004, respectively, to a total of $750 million. From the inception of the program in August 2001 through December 31, 2004, we have repurchased approximately $561.2 million of common stock, including $108.6 million in 2004.

•

NGPL Expansion and Acquisition
We announced our intention to invest approximately $56 million in two new projects that have been filed with the FERC for approval to: (i) increase storage capacity by 10 Bcf at the Sayre Field in Beckham County, Oklahoma and (ii) expand mainline cross-haul service by 51,000 dekatherms per day in Oklahoma and Texas. Both projects are fully subscribed under long-term contracts and are expected to be in service in the spring of 2006. In addition, we acquired the 38-mile, 30-inch Black Marlin Pipeline from Northern Natural Gas on September 1, 2004, providing an additional 38,000 dekatherms per day of capacity to the Amarillo to Gulf Coast line. This capacity was also fully subscribed under long-term contracts through an open season.

•

Re-Contracting Transportation and Storage Capacity
During 2004, NGPL successfully re-contracted firm transportation and storage capacity to the end that, as of the end of 2004, firm long-haul transportation capacity was sold out through March 2005 and almost 90% was contracted for the remainder of the year. Storage is fully contracted until April 2006.

•

North Lansing Storage Expansion
In the second quarter of 2004, NGPL completed construction of a 10.7 Bcf storage service expansion at its existing North Lansing storage field in east Texas, all of which is subscribed under long-term contracts.

•

Retail Expansion
During the second quarter of 2004, Retail completed and placed into service a 58-mile natural gas pipeline from Montrose to Ouray, Colorado. We expect to add about 3,000 Western Slope customers via this pipeline over the next five years.

•

New Credit Facility
In August, 2004, we established a new five-year senior unsecured revolving credit facility with a capacity of $800 million. This five-year facility, which is the same size as the aggregate of the one-year and three-year facilities it replaced, contains essentially the same credit covenants as the prior facilities.

(B) Financial Information about Segments

Note 19 of the accompanying Notes to Consolidated Financial Statements contains financial information about our business segments.

(C) Narrative Description of Business

Overview

We are an energy and related services provider. Our principal business segments are: (1) NGPL and certain affiliates, a major interstate natural gas pipeline and storage system, (2) Kinder Morgan Retail, a business that conducts the regulated sale of natural gas to residential, commercial and industrial customers, and the sale of natural gas to certain utility customers under our Choice Gas Program (a program that allows utility customers to choose their natural gas provider) and (3) Power, a business that operates (and, in previous periods, constructed) natural gas-fired electric generation facilities. In November 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners for total consideration of $275 million, consisting of approximately $210 million in cash and 1.4 million Kinder Morgan Energy Partners common units. TransColorado's segment earnings of $20.3 million in 2004 prior to its contribution represented approximately 2% of our total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners, and approximately 2% of our income from continuing operations before interest and income taxes.

Natural gas transportation, storage and retail sales accounted for approximately 92%, 95% and 93% of our consolidated revenues in 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, we did not have revenues from any single customer that exceeded 10% of our consolidated operating revenues. The operations of Kinder Morgan Energy Partners, a significant limited partnership equity-method investee in which we also hold the general partner interest, include (i) liquids and refined petroleum products pipelines, (ii) transportation and storage of natural gas, (iii) carbon dioxide transportation and production of carbon dioxide and oil and (iv) bulk and liquids terminals. Our equity in the earnings of Kinder Morgan Energy Partners (before reduction for the minority interest in Kinder Morgan

Management) constituted approximately 61%, 60% and 65% of our income from continuing operations before interest and income taxes in 2004, 2003 and 2002, respectively. The following table gives our segment earnings, our earnings attributable to our investment in Kinder Morgan Energy Partners and the percent of the combined total each represents, for each of the last two years. In 1999, we discontinued our wholesale natural gas marketing, non-energy retail marketing services and natural gas gathering and processing businesses. Notes 5 and 19 of the accompanying Notes to Consolidated Financial Statements contain additional information on asset sales and our business segments. As discussed following, certain of our operations are regulated by various federal and state entities.

	Year Ended December 31,
	2004		2003
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Investment in Kinder Morgan Energy Partners:
Equity in Earnings, Net of Kinder Morgan
Management, LLC Pre-tax Minority Interest	$476,996	48.94%	$398,325	45.21%
Segment Earnings:
NGPL	392,806	40.31%	372,017	42.23%
TransColorado	20,255	2.08%	23,112	2.62%
Kinder Morgan Retail	69,264	7.11%	65,482	7.43%
Power	15,255	1.56%	22,076	2.51%
Total	$974,576	100.00%	$881,012	100.00%
	========	=======	========	=======

Natural Gas Pipeline Company of America

During 2004, NGPL's segment earnings of $392.8 million represented approximately 40% of total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners, and approximately 43% of our income from continuing operations before interest and income taxes. Through NGPL, we own and operate approximately 9,800 miles of interstate natural gas pipelines, storage fields, field system lines and related facilities, consisting primarily of two major interconnected natural gas transmission pipelines terminating in the Chicago, Illinois metropolitan area. The system is powered by 57 compressor stations in mainline and storage service having an aggregate of approximately 0.9 million horsepower. NGPL's system has approximately 700 points of interconnection with 34 interstate pipelines, 20 intrastate pipelines, a number of gathering systems, and approximately 60 local distribution companies and other end users, thereby providing significant flexibility in the receipt and delivery of natural gas. NGPL's Amarillo Line originates in the West Texas and New Mexico producing areas and is comprised of approximately 4,400 miles of mainline and various small-diameter pipelines. Its other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,200 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by NGPL's approximately 800-mile Amarillo/Gulf Coast pipeline. In addition, NGPL owns a 50% equity interest in and operates Horizon Pipeline Company, L.L.C., a joint venture with Nicor-Horizon, a subsidiary of Nicor, Inc. This joint venture owns a natural gas pipeline in northern Illinois with a capacity of 380 MMcf per day.

NGPL provides transportation and storage services to third-party natural gas distribution utilities, marketers, producers, industrial end users and other shippers. Pursuant to transportation agreements and Federal Energy Regulatory Commission tariff provisions, NGPL offers its customers firm and interruptible transportation, storage and no-notice services, and interruptible park and loan services. Under NGPL's tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported, including a fuel charge collected in kind. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location and time of year. Under firm no-notice service, customers pay a reservation charge for the right to have up to a specified volume of natural gas delivered but, unlike with firm transportation service, are able to meet their peaking requirements without making specific nominations. NGPL has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure. NGPL's revenues have historically been somewhat higher in the first and fourth quarters of the calendar year, reflecting higher system utilization during the colder months. During the winter months, NGPL collects higher transportation commodity revenue, higher interruptible transportation revenue, winter-only capacity revenue and higher rates on certain contracts.

NGPL's principal delivery market area encompasses the states of Illinois, Indiana and Iowa and secondary markets in portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. NGPL is the largest transporter of natural gas to the Chicago market, and we believe that its transportation rates are very competitive in the region. In 2004, NGPL delivered an average of 1.73 trillion Btus per day of natural gas to this market. Given its strategic location at the center of the North American natural gas pipeline grid, we believe that Chicago is likely to continue to be a major natural gas trading hub for growing markets in the Midwest and Northeast.

Substantially all of NGPL's pipeline capacity is committed under firm transportation contracts ranging from one to five years. Approximately 68% of the total transportation volumes committed under NGPL's long-term firm transportation contracts as of January 27, 2005 had remaining terms of less than three years. NGPL continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts, and was very successful in doing so during 2004 as discussed under "Developments During 2004" elsewhere in this report. Nicor Gas Company, Peoples Gas Light and Coke Company, and Northern Indiana Public Service Company (NIPSCO) are NGPL's three largest customers in terms of operating revenues from tariff services. During 2004, approximately 54% of NGPL's operating revenues from tariff services were attributable to its eight largest customers. Contracts representing approximately 6% of NGPL's total long-haul, contracted firm transport capacity as of January 24, 2005 are scheduled to expire during 2005.

NGPL is one of the nation's largest natural gas storage operators with approximately 600 Bcf of total natural gas storage capacity, 239 Bcf of working gas capacity and up to 4.0 Bcf per day of peak deliverability from its storage facilities, which are located in major supply areas and near the markets it serves. NGPL owns and operates eight underground storage fields in four states. These storage assets complement its pipeline facilities and allow it to optimize pipeline deliveries and meet peak delivery requirements in its principal markets. NGPL provides firm and interruptible gas storage service pursuant to storage agreements and tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly charge based upon actual volumes of gas stored.

In the second quarter of 2004, NGPL completed construction of 10.7 Bcf of storage service expansion at its existing North Lansing storage facility in east Texas, all of which incremental storage capacity is fully subscribed under long-term contracts. Also in 2004, NGPL announced its intention to invest approximately $56 million in two new projects that have been filed with the FERC for approval to: (i) increase storage capacity by 10 Bcf at the Sayre Field in Beckham County, Oklahoma and (ii) expand mainline cross-haul service by 51,000 dekatherms per day in Oklahoma and Texas. Both projects are fully subscribed under long-term contracts and are expected to be in service in the spring of 2006. In addition, we acquired the 38-mile, 30-inch Black Marlin Pipeline from Northern Natural Gas on September 1, 2004, providing an additional 38,000 dekatherms per day of capacity to the Amarillo to Gulf Coast line. This capacity was also fully subscribed under long-term contracts through an open season.

Competition:  NGPL competes with other transporters of natural gas in virtually all of the markets it serves and, in particular, in the Chicago area, which is the northern terminus of NGPL's two major pipeline segments and its largest market. These competitors include both interstate and intrastate natural gas pipelines and, historically, most of the competition has been from such pipelines with supplies originating in the United States. In recent years, NGPL has also faced competition from additional pipelines carrying Canadian-produced natural gas into the Chicago market. The most recent example is the Alliance Pipeline, which began service during the 2000-2001 heating season. The additional pipeline capacity into the Chicago market has increased competition for transportation into the area while, at the same time, new pipelines, such as Vector Pipeline, have been constructed for the specific purpose of transporting gas from the Chicago area to other markets, generally further north and further east. The overall impact of the increased pipeline capacity into the Chicago area, combined with additional take-away capacity and the increased demand in the area, has created a situation that remains dynamic with respect to the ultimate impact on individual transporters such as NGPL.

NGPL also faces competition with respect to the natural gas storage services it provides. NGPL has storage facilities in both market and supply areas, allowing it to offer varied storage services to customers. It faces competition from independent storage providers as well as storage services offered by other natural gas pipelines and local natural gas distribution companies.

The competition faced by NGPL with respect to its natural gas transportation and storage services is generally price-based, although there is also a significant component related to the variety, flexibility and the reliability of services offered by others. NGPL's extensive pipeline system, with access to diverse supply basins and significant storage assets in both the supply and market areas, makes it a strong competitor in many situations, but most customers still have alternative sources to meet their requirements. In addition, due to the price-based nature of much of the competition faced by NGPL, its proven track record as a low-cost provider is an important factor in its success in acquiring and retaining customers. Additional competition for storage services could result from the utilization of currently underutilized storage facilities or from conversion of existing storage facilities from one use to another. In addition, existing competitive storage facilities could, in some instances, be expanded.

Kinder Morgan Retail

During 2004, Kinder Morgan Retail's segment earnings of $69.3 million represented 7% of total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners and approximately 8% of our income from continuing operations before interest and income taxes. As of December 31, 2004, through Kinder Morgan Retail, our retail natural gas distribution business served approximately 243,000 customers in Colorado, Nebraska and Wyoming through approximately 11,300 miles of distribution and transmission pipelines, underground storage fields, field system lines and related facilities. Kinder Morgan Retail's intrastate pipelines, distribution facilities and retail natural gas sales in Colorado, Nebraska and Wyoming are subject to the regulatory authority of each state's utility commission. In addition, Kinder Morgan Retail owns and operates a small natural gas distribution system in Hermosillo, Mexico.

Kinder Morgan Retail's operations in Nebraska, Wyoming and eastern Colorado serve areas that are primarily rural and agricultural where natural gas is used primarily for space heating, crop irrigation, grain drying and processing of agricultural products. In much of Nebraska, the winter heating load is balanced by irrigation requirements in the summer and grain drying requirements in the fall. Kinder Morgan Retail's operations in western Colorado serve the fast-growing resort and associated service areas, and rural communities. These areas are characterized primarily by natural gas use for space heating, with historical annual growth rates of 3-5%. Kinder Morgan Retail's operations include the sale of natural gas under its Choice Gas programs and the sale of non-jurisdictional products and services, natural gas-related equipment, and installation and repair services.

To support Kinder Morgan Retail's business, underground storage facilities are used to provide natural gas deliverability for load balancing and peak system demand. Storage services for Kinder Morgan Retail's natural gas distribution services are provided by (i) three facilities in Wyoming owned by Kinder Morgan, Inc., (ii) one facility in Colorado owned by a wholly owned subsidiary of Kinder Morgan, Inc. and (iii) one facility located in Nebraska and owned by Kinder Morgan Energy Partners. The peak natural gas storage withdrawal capacity available for Kinder Morgan Retail's business is approximately 102 MMcf per day.

Kinder Morgan Retail's natural gas distribution business relies on the intrastate pipelines it operates, Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, and third-party pipelines for transportation and storage services it requires to serve its markets. The natural gas supply requirements of Kinder Morgan Retail's natural gas distribution business are met through purchases from third-party suppliers.

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

Kinder Morgan Retail currently provides unbundled natural gas services in Nebraska and Wyoming under its Choice Gas programs. Under these Choice Gas programs, competing natural gas providers currently sell natural gas to approximately 68% of Kinder Morgan Retail's total customers. In unbundled areas, Kinder Morgan Retail competes as one of four or five natural gas marketers to provide the customer with natural gas commodity offerings. Kinder Morgan Retail currently provides the natural gas commodity for 49% of the end-use customers in these unbundled areas.

Power

Power's 2004 earnings, before non-cash charges to reduce the carrying value of certain of its assets, represented less than 2% of either the total of our segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners, or our income from continuing operations before interest and income taxes. We currently have ownership interests in two natural gas-fired electric generation facilities in Colorado, one natural gas-fired electric generation facility in Michigan and one natural gas-fired electric generation facility in Arkansas. We also have a net profits interest in a third natural gas-fired electric generation facility in Colorado. One of the Colorado facilities is operated as an independent power producer, with both a long-term power sales agreement and gas supply contract. The other Colorado facility and the Michigan and Arkansas facilities are operated under tolling agreements. Under the tolling agreements, purchasers of the electrical output take the risks in the marketplace associated with the cost of fuel and the value of the electric power generated. Kinder Morgan Power's customers include power marketers and utilities. Excluding certain non-recurring revenues (described under the "Power" subheading in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations) approximately 71% of Power's 2004 operating revenues represented tolling revenues of the Michigan facility, 21% was derived from the Colorado facility operated as an independent power producer under a long-term contract with XCEL Energy's Public Service Company of Colorado unit, and the remaining 8% primarily resulted from fees for operating the other Colorado facility. In recent periods, we have recorded impairment charges associated with our power business activities; see Note 6 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan Power previously designed, developed and constructed power projects. In 2002, following an assessment of the electric industry's business environment and noting a marked deterioration in the financial condition of certain power generating and marketing participants, we decided to discontinue our power development activities.

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550-megawatt natural gas-fired Orion technology electric power plant in Jackson, Michigan. Effective July 1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC (now valued at approximately $119 million); and, (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Williams Energy Marketing and Trading supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC.

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

In 1998, Kinder Morgan Power acquired interests in the Thermo Companies, which provided us with our first electric generation assets as well as knowledge and expertise with General Electric Company jet engines (LMs) configured in a combined cycle mode. Through the Thermo Companies, Kinder Morgan Power acquired the interests in three Colorado natural gas-fired electric generating facilities discussed above, which have a combined 380 megawatts of electric generation capacity. Kinder Morgan Power used the LM knowledge to develop its proprietary "Orion" technology. Pursuant to a right we obtained in conjunction with the 1998 acquisition of the Thermo Companies, in December 2003, we made an additional investment in the Thermo Companies in the form of approximately 1.8 million Kinder Morgan Management shares that we owned. We delivered these shares to an entity controlled by the former Thermo owners. For further information regarding this incremental investment, see "Power" within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Regulation

Interstate Transportation and Storage Services

Under the Natural Gas Act and, to a lesser extent, the Natural Gas Policy Act of 1978, the Federal Energy Regulatory Commission regulates both the performance of interstate transportation and storage services by interstate natural gas pipeline companies, and the rates charged for such services. Terms and conditions of such services are subject to tariffs approved by the FERC. As used in this report, "FERC" refers to the Federal Energy Regulatory Commission.

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

In Order Nos. 637 and 637-A, the FERC directed all interstate pipelines to make tariff changes as necessary to comply with new regulatory requirements regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits. The Order 637 tariff provisions for NGPL became effective on December 1, 2003. No issues remain outstanding as to NGPL's Order 637 compliance program.

We are also subject to the requirements of FERC Order No. 2004, et seq., which set out revised Standards of Conduct that apply uniformly to interstate gas transmission pipelines and public utilities, governing their relationships with energy affiliates. These new Standards of Conduct were designed to be more restrictive than the previous regulations that did not cover an interstate natural gas pipeline's relationship with energy affiliates that are not marketers. In addition, unlike the prior regulations, these requirements apply even if the energy affiliate is not a customer of its affiliated interstate pipeline. The rule is designed to prevent interstate natural gas pipelines from giving undue preference, including preference in the access to information, to any of their energy affiliates and to ensure that natural gas transportation is provided on a nondiscriminatory basis. The Kinder Morgan interstate pipelines have implemented compliance with the Standards of Conduct as of September 22, 2004.

The Pipeline Safety Improvement Act of 2002 was signed into law on December 17, 2002, providing guidelines in the areas of testing, education, training and communication. The Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of the date of enactment and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained, and the United States Department of Transportation has approved our qualification program. We believe that we are in substantial compliance with this law's requirements and have integrated appropriate aspects of this pipeline safety law into our Operator Qualification Program, which is already in place and functioning. NGPL estimates that the average annual incremental expenditure associated with the Pipeline Safety Improvement Act of 2002 is approximately $8 million to $10 million.

Intrastate Transportation and Sales

We operate an intrastate pipeline in Colorado, Rocky Mountain Natural Gas Company, which is regulated by the Public Utilities Commission for the State of Colorado as a public utility with respect to its natural gas transportation and sales services within the state. Rocky Mountain Natural Gas Company also performs certain natural gas transportation services in interstate commerce pursuant to FERC authorization. The Public Utilities Commission for the State of Colorado regulates the rates, terms, and conditions of natural gas sales and transportation services performed by public utilities in the state of Colorado. During 2002, our intrastate pipeline in Wyoming, Northern Gas Company, was merged into Kinder Morgan, Inc. and is now operated as part of our retail distribution business in Wyoming pursuant to approvals received from the Wyoming Public Service Commission.

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

Retail Natural Gas Distribution Services

Our intrastate pipelines and local natural gas distribution businesses in Colorado, Nebraska and Wyoming are under the regulatory authority of each respective state's utility commission. In certain of the incorporated communities in which we provide retail natural gas services, we operate under franchises granted by the applicable municipal authorities. These franchises vary in duration. In unincorporated areas, our natural gas utility services are not subject to municipal franchise. We have been issued various certificates of public convenience and necessity by the regulatory commissions in Colorado, Nebraska and Wyoming authorizing us to provide natural gas utility services within certain incorporated and unincorporated areas of those states.

We are a leader in providing for customer choice in purchasing gas supply directly from suppliers under our Choice Gas programs in Wyoming and Nebraska. We introduced the Choice Gas program in 1996, under an order issued by the Wyoming Public Service Commission. The program is available to all 71,000 end-use customers we serve in the state. In 1997, we announced a similar plan to give residential and small commercial customers in Nebraska a choice of natural gas suppliers. This program, the Nebraska Choice Gas program, became effective June 1, 1998 and is now available to all 96,000 customers we serve in Nebraska. The programs have succeeded in providing a choice of suppliers, competitive prices, and new products, services and pricing options to our customers, while maintaining reliability and security of supply. Kinder Morgan Retail continues to provide all services other than the natural gas commodity in these programs, and competes with other suppliers in offering natural gas supplies to retail customers.

Environmental Regulation

Our operations and properties are subject to extensive and evolving federal, state and local laws and regulations governing the release or discharge of regulated materials into the environment, or otherwise relating to environmental protection or human health and safety. We have an environmental compliance program, and we believe that our operations are in substantial compliance with applicable environmental laws and regulations. This program focuses on compliance with state and federal laws and regulations relating to the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and solid waste issues and other related and applicable environmental laws and regulations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, for which compliance is often costly and onerous. Failure to comply with applicable environmental laws may result in substantial administrative, civil, and criminal penalties or injunctions that would restrict operations or require future compliance, damage awards against us, or other mandatory or consensual measures or liabilities. These laws and regulations can also impose liability for remedial costs on the owner or operator of properties or the generators of materials, regardless of fault. Moreover, a trend in environmental law is toward stricter standards, stricter enforcement, and more restrictions on operations. This trend and other developments in environmental law may result in significant cost and liabilities for us.

We had an environmental reserve of approximately $12.9 million at December 31, 2004, to address remediation issues associated with approximately 40 projects. These projects include several ground water and soil hydrocarbon remediation efforts under the jurisdiction and direction of various state agencies. Many of these remediation efforts are the result of historical releases from currently non-operating sites. Additionally, we are addressing impacts at several locations from the historical use of mercury and polychlorinated biphenyls. We believe that costs for environmental remediation and separately ongoing compliance with applicable environmental regulations will not have a material adverse effect on our cash flows, financial position or results of operations, or materially diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, the discovery of circumstances or conditions currently unforeseen by us, or that the development of new facts or conditions will not cause us to incur significant unanticipated costs and liabilities.

Risk Factors

Like all businesses, we face various obstacles, including rising legal fees, environmental issues and escalating employee health and benefit costs. Regulatory challenges to our regulated service rates and possible policy changes made by governmental regulatory entities could negatively affect our future financial performance.

Further, we are well aware of the general uncertainty associated with the current world economic and political environments in which we exist and we recognize that we are not immune to the fact that our financial performance is impacted by overall marketplace spending and demand. We are continuing to assess the effect that terrorism would have on our businesses and in response, we have increased security at certain of our assets. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at reasonable rates throughout 2005. Currently, we do not believe that the increased cost associated with these measures will have a material effect on our operating results.

Some of our specifically identified risk factors include the following:

1.

We are highly dependent upon the earnings and distributions of Kinder Morgan Energy Partners. For 2004, approximately 49% of our total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners was attributable to our general and limited partner interests in Kinder Morgan Energy Partners. A significant decline in Kinder Morgan Energy

Partners' earnings and/or cash distributions would have a corresponding negative impact on us. For more information on these earnings and cash distributions, please see Kinder Morgan Energy Partners' 2004 Annual Report on Form 10-K.

2.

Competition could ultimately lead to lower levels of profits and adversely impact our ability to recontract for expiring transportation capacity at favorable rates. For 2004, NGPL's segment earnings of $392.8 million represented approximately 40% of total segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners, and approximately 43% of our income from continuing operations before interest and income taxes. NGPL is an interstate natural gas pipeline that is a major supplier to the Chicago, Illinois area. In recent periods, interstate pipeline competitors of NGPL have constructed or expanded pipeline capacity into the Chicago area, although additional take-away capacity has also been constructed. To the extent that an excess of supply into this market area is created and persists, NGPL's ability to recontract for expiring transportation capacity at favorable rates could be impaired. Contracts representing approximately 6% of NGPL's total long-haul, contracted firm transport capacity as of January 24, 2005 are scheduled to expire during 2005.

3.

Our large amount of floating rate debt makes us vulnerable to increases in interest rates. At December 31, 2004, we had $1.5 billion of debt subject to floating interest rates, all of which was long-term fixed-rate debt converted to floating rates through the use of interest rate swaps. Should interest rates increase significantly, our earnings would be adversely affected. See Note 14 of the accompanying Notes to Consolidated Financial Statements for additional information.

4.

The rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for) we charge shippers on our pipeline systems are subject to regulatory approval and oversight. While there are currently no material proceedings challenging the rates on any of our natural gas pipeline systems, regulators and shippers on these pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. We can provide no assurance that we will not face challenges to the rates we receive on our pipeline systems in the future.

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

6.

Proposed rulemaking by the FERC or other regulatory agencies having jurisdiction could adversely impact our income and operations. Generally speaking, new laws or regulations or different interpretations of existing laws or regulations applicable to our assets could have a negative impact on our business, financial condition and results of operations.

7.

Environmental regulation and liabilities could result in increased operating and capital costs. Our business operations are subject to federal, state and local laws and regulations relating to environmental protection, pollution and human health and safety. For example, if an accidental leak or spill occurs at or from our pipelines, or at or from our storage or other facilities, we may have to pay a significant amount to clean up the leak or spill, pay for government penalties, address natural resource damages, compensate for human exposure, install costly pollution control equipment, or a combination of these and other measures. The resulting costs and liabilities could negatively affect our level of earnings and cash flow. In addition, emission controls required under federal and state environmental laws could require significant capital expenditures at our facilities. The impact of environmental standards or future environmental measures could increase our costs significantly.

Since the costs of environmental regulation are already significant, additional or stricter regulation or enforcement could negatively affect our business.

We own or operate numerous properties that have been used for many years in connection with pipeline activities. While we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been released at or from our properties or at or from other properties where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose management and disposal of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to laws such as the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or the Superfund law, which impose joint and several liability without regard to fault or the legality of the original conduct. Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

8.

The distressed financial condition of some of our customers could have an adverse impact on us in the event these customers are unable to pay us for the services we provide. Some of our customers are experiencing severe financial problems, and other customers may experience severe financial problems in the future. The bankruptcy of one or more of them, or some other similar proceeding or liquidity constraint might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

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

Other

Amounts we spent during 2004, 2003, and 2002 on research and development activities were not material. We employed 6,072 people at December 31, 2004, including employees of our indirect subsidiary KMGP Services Company, Inc., who are dedicated to the operations of Kinder Morgan Energy Partners.

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees and Kinder Morgan Services LLC, a subsidiary of Kinder Morgan Management, provides centralized payroll and employee benefits services to Kinder Morgan Management, Kinder Morgan Energy Partners and Kinder Morgan Energy Partners' operating partnerships and subsidiaries (collectively, "the Group"). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse their allocated shares of these direct costs. No profit or margin is charged by Kinder Morgan Services LLC to the members of the Group. Our human resources department provides the administrative support necessary to implement these payroll and benefits services, and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to the limited partnership agreement, Kinder Morgan Energy Partners provides reimbursement for its share of these administrative costs and such reimbursements are accounted for as described above. Kinder Morgan Energy Partners reimburses Kinder Morgan Management with respect to the costs incurred or allocated to Kinder Morgan Management in accordance with Kinder Morgan Energy Partners' limited partnership agreement, the Delegation of Control Agreement among Kinder Morgan G.P., Inc., Kinder Morgan Management, Kinder Morgan Energy Partners and others, and Kinder Morgan Management's limited liability company agreement.

Our named executive officers and other employees that provide management or services to both us and the Group are employed by us. Additionally, other of our employees assist Kinder Morgan Energy Partners in the operation of its Natural Gas Pipeline assets. These employees' expenses are allocated without a profit component between us and the appropriate members of the Group.

We are of the opinion that, with only insignificant exceptions, we have satisfactory title to the properties owned and used in our businesses, subject to the liens for current taxes, liens incidental to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests therein or the use of the properties in our businesses. We generally do not own the land on which our pipelines are constructed. Instead, we obtain the right to construct and operate the pipelines on other people's land for a period of time.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

(A) Identification and Business Experience of Executive Officers

Set forth below is certain information concerning our executive officers. All of our officers serve at the discretion of the board of directors.

Name	Age	Position

Richard D. Kinder	60	Director, Chairman, Chief Executive Officer and President

C. Park Shaper	36	Executive Vice President and Chief Financial Officer

David D. Kinder	30	Vice President, Corporate Development

Joseph Listengart	36	Vice President, General Counsel and Secretary

Deborah A. Macdonald	53	Vice President (President, Natural Gas Pipelines)

James E. Street	48	Vice President, Human Resources and Administration

Daniel E. Watson	46	Vice President (President, Retail)

Richard D. Kinder is Director, Chairman, Chief Executive Officer and President of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Kinder was elected President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in July 2004. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of Kinder Morgan Management, LLC since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan, Inc. in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc.

C. Park Shaper is Director, Executive Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. and Executive Vice President and Chief Financial Officer of Kinder Morgan, Inc. Mr. Shaper was elected Executive Vice President of Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan, Inc. in July 2004, and was elected Director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. in January 2003. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management, LLC upon its formation in February 2001, and served as Treasurer of Kinder Morgan Management, LLC from February 2001 to January 2004. He has served as Treasurer of Kinder Morgan, Inc. from April2000 to January 2004 and Vice President and Chief Financial Officer of Kinder Morgan, Inc. since January 2000. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as Treasurer of Kinder Morgan G.P., Inc. from January

2000 to January 2004. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

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

Joseph Listengart is Vice President, General Counsel and Secretary of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. Mr. Listengart was elected Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC upon its formation in February 2001. He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Kinder Morgan, Inc. in October 1999. Mr. Listengart was elected Kinder Morgan G.P., Inc.'s Secretary in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998. Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

Deborah A. Macdonald is Vice President (President, Natural Gas Pipelines) of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. She was elected Vice President (President, Natural Gas Pipelines) of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. in June 2002. Ms. Macdonald served as President of NGPL from October 1999 to March 2003. Ms. Macdonald received her Juris Doctor, summa cum laude, from Creighton University in May 1980 and received a Bachelors degree, magna cum laude, from Creighton University in December 1972.

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

Daniel E. Watson is Vice President (President, Retail) for Kinder Morgan, Inc. Mr. Watson was elected Vice President (President, Retail) in October 1999. Mr. Watson also holds the title of President of Rocky Mountain Natural Gas Company, a Kinder Morgan, Inc. subsidiary. He has served as President, Rocky Mountain Natural Gas Company since October 1999. Mr. Watson received a Bachelor of Science degree in Geological Engineering in December, 1979, and a Bachelor of Science degree in Mining Engineering in May 1980, from the South Dakota School of Mines and Technology.

(B) Involvement in Certain Legal Proceedings

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
       Purchases of Equity Securities.

Our common stock is listed for trading on the New York Stock Exchange under the symbol "KMI." Dividends paid and the high and low sale prices per share, as reported on the New York Stock Exchange, of our common stock by quarter for the last two years are provided below. In January 2005, we increased our quarterly common dividend to $0.70 per share.

	Market Price Per Share
	2004		2003
	Low	High	Low	High
Quarter Ended:
March 31	$58.37	$64.62	$42.25	$46.85
June 30	$56.85	$64.25	$44.00	$56.97
September 30	$58.06	$62.99	$51.45	$54.97
December 31	$62.04	$73.82	$51.72	$59.27

	Dividends Paid Per Share
	2004	2003
Quarter Ended:
March 31	$0.5625	$0.1500
June 30	$0.5625	$0.1500
September 30	$0.5625	$0.4000
December 31	$0.5625	$0.4000

Stockholders as of February 3, 2005	89,000 (approximately)

There were no sales of unregistered equity securities during the period covered by this report.

Information required by this item is contained under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2004	-	$ -	-	$ 42,223,515
		=======		============
November 1 to November 30, 2004	207,600	$ 68.88	207,600	$227,919,248
		=======		============
December 1 to December 31, 2004	557,200	$ 70.27	557,200	$188,754,232
		=======		============

Total	764,800	$ 69.89	764,800	$188,754,232
	=======	=======	=========	============

[1]	All purchases were made pursuant to our publicly announced repurchase plan.

[2]

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million and $750 million in February 2002, July 2002, November 2003, April 2004 and November 2004, respectively.

Item 6.  Selected Financial Data.

Five-Year Review
Kinder Morgan, Inc. and Subsidiaries1

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share amounts)
Operating Revenues	$1,164,933	$1,097,897	$1,015,255	$1,054,907	$2,678,956
Gas Purchases and Other Costs of Sales	349,564	354,261	311,224	339,301	1,925,971
Other Operating Expenses[2]	417,441	387,543	467,364	331,287	357,842
Operating Income	397,928	356,093	236,667	384,319	395,143
Other Income and (Expenses)	357,293	270,211	206,063	308	(87,977)
Income from Continuing Operations
Before Income Taxes	755,221	626,304	442,730	384,627	307,166
Income Taxes	226,717	244,600	135,019	159,557	123,017
Income from Continuing Operations	528,504	381,704	307,711	225,070	184,149
Loss from Discontinued Operations,
Net of Tax	(6,424)	-	(4,986)	-	(31,734)
Net Income	$ 522,080	$ 381,704	$ 302,725	$ 225,070	$ 152,415
	==========	==========	==========	==========	==========

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$ 4.27	$ 3.11	$ 2.52	$ 1.95	$ 1.62
Discontinued Operations	(0.05)	-	(0.04)	-	(0.28)
Total Basic Earnings Per Common Share	$ 4.22	$ 3.11	$ 2.48	$ 1.95	$ 1.34
	==========	==========	==========	==========	==========

Number of Shares Used in Computing
Basic Earnings (Loss) Per Common Share	123,778	122,605	122,184	115,243	114,063
	==========	==========	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$ 4.23	$ 3.08	$ 2.49	$ 1.86	$ 1.61
Discontinued Operations	(0.05)	-	(0.04)	-	(0.28)
Total Diluted Earnings Per Common Share	$ 4.18	$ 3.08	$ 2.45	$ 1.86	$ 1.33
	==========	==========	==========	==========	==========

Number of Shares Used in Computing
Diluted Earnings (Loss) Per
Common Share	124,938	123,824	123,402	121,326	115,030
	==========	==========	==========	==========	==========

Dividends Per Common Share	$ 2.25	$ 1.10	$ 0.30	$ 0.20	$ 0.20
	==========	==========	==========	==========	==========

Capital Expenditures[3]	$ 164,242	$ 160,804	$ 174,953	$ 124,171	$ 85,654
	==========	==========	==========	==========	==========

[1]	Includes significant impacts from dispositions of assets. See Notes 1 (Q) and 5 of the accompanying Notes to Consolidated Financial Statements for information regarding dispositions during 2004, 2003 and 2002.
[2]	Includes charges of $33.5 million, $44.5 million and $134.5 million in 2004, 2003 and 2002, respectively, to reduce the carrying value of certain power assets; see Note 6 of the accompanying Notes to Consolidated Financial Statements.
[3]	Capital Expenditures shown are for continuing operations only.

Five-Year Review (Continued)
Kinder Morgan, Inc. and Subsidiaries
	As of December 31,
	2004		2003		2002		2001		2000
	(In thousands except per share amounts)
Total Assets	$10,116,901		$10,036,711		$10,102,750		$9,513,121		$8,396,678
	===========		===========		===========		==========		==========

Capitalization:
Common Equity[1]	$ 2,919,496	45%	$ 2,691,800	39%	$ 2,399,716	37%	$2,250,129	39%	$1,777,624	39%
Deferrable Interest Debentures[2]	283,600	4%	283,600	4%	-	-	-	-	-	-
Preferred Capital Trust Securities[2]	-	-	-	-	275,000	4%	275,000	5%	275,000	6%
Minority Interests	1,105,436	17%	1,010,140	15%	967,802	15%	817,513	14%	4,910	-
Outstanding Notes and Debentures[3]	2,257,950	34%	2,837,487	42%	2,852,181	44%	2,409,798	42%	2,478,983	55%
Total Capitalization	$ 6,566,482	100%	$ 6,823,027	100%	$ 6,494,699	100%	$5,752,440	100%	$4,536,517	100%
	===========	===	===========	===	===========	===	==========	===	==========	===

Book Value Per
Common Share	$ 23.19		$ 21.62		$ 19.35		$ 18.24		$ 15.53
	===========		===========		===========		==========		==========
________
[1]	Excluding Accumulated Other Comprehensive Income/Loss.
[2]	As a result of our adoption of FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, the subsidiary trusts associated with these securities are no longer consolidated, effective December 31, 2003.
[3]	Excluding the value of interest rate swaps. See Note 14 of the accompanying Notes to Consolidated Financial Statements.

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

Had the provisions of SFAS 142 been in effect during the periods prior to January 1, 2002 presented above, goodwill amortization would have been eliminated, increasing net income and associated per share amounts as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Reported Net Income	$522,080	$381,704	$302,725	$225,070	$152,415
Add Back: Goodwill Amortization,
Net of Related Tax Benefit	-	-	-	16,198	17,368
Adjusted Net Income	$522,080	$381,704	$302,725	$241,268	$169,783
	========	========	========	========	========
Reported Earnings per Diluted Share	$ 4.18	$ 3.08	$ 2.45	$ 1.86	$ 1.33
	========	========	========	========	========
Earnings per Diluted Share, as Adjusted	$ 4.18	$ 3.08	$ 2.45	$ 1.99	$ 1.48
	========	========	========	========	========

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this report, unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes. Specifically, as discussed in Notes 4, 5 and 7 of the accompanying Notes to Consolidated Financial Statements, we have engaged in acquisitions (including the October 1999 acquisition of Kinder Morgan (Delaware), Inc., the indirect owner of the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, referred to in this report as Kinder Morgan Energy Partners), and divestitures (including the discontinuance of certain lines of business and the transfer of certain assets to Kinder Morgan Energy Partners) that may affect comparisons of financial position and results of operations between periods.

We are a provider of energy and related services through our direct ownership and operation of energy-related assets, and through our ownership interests in and operation of Kinder Morgan Energy Partners. Our energy-related assets owned and operated directly (which, during 2005, are budgeted to contribute approximately 47% of the total of our segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners) include natural gas pipelines, natural gas storage facilities, retail natural gas distribution facilities and a relatively small investment in natural gas-fired power generation facilities. Our investment in Kinder Morgan Energy Partners, (which, during 2005, is budgeted to contribute approximately 53% of the total of our segment earnings plus earnings attributable to our investment in Kinder Morgan Energy Partners) includes ownership of the general partner interest, as well as ownership of limited partner units and shares of Kinder Morgan Management, LLC, referred to in this report as Kinder Morgan Management.

As described under "Business Strategy" elsewhere in this report, our strategy and focus continues to be on ownership of fee-based energy-related assets which are core to the energy infrastructure of the country and serve growing markets. These assets tend to have relatively stable cash flows while presenting us with opportunities to expand our facilities to serve additional customers and nearby markets. We evaluate the performance of our investment in these assets using, among other measures, segment earnings. In addition, please see "Developments During 2004" under Items 1 and 2 "Business and Properties" elsewhere in this report.

The variability of our operating results is attributable to a number of factors including (i) variability within national and local markets for energy and related services, including the effects of competition, (ii) the impact of regulatory proceedings, (iii) the effect of weather on customer energy and related services usage, as well as our operation and construction activities, (iv) increases or decreases in interest rates, (v) the degree of our success in controlling costs and identifying and carrying out profitable expansion projects and (vi) changes in taxation policy or regulated rates. Certain of these factors are beyond our direct control, but we operate a structured risk management program to mitigate certain of the risks associated with changes in the price of natural gas, interest rates and weather (relative to historical norms). The remaining risks are primarily mitigated through our strategic and operational planning and monitoring processes. See "Risk Factors" elsewhere in this report.

Effective November 1, 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements). Our remaining businesses (apart from our investment in Kinder Morgan Energy Partners) constitute three business segments. Our largest business segment and our primary source of operating income is

NGPL, which owns and operates a major interstate natural gas pipeline system that runs from natural gas producing areas in West Texas and the Gulf of Mexico to its principal market area of Chicago, Illinois. In accordance with our strategy to increase operational focus on core assets, we have worked toward renewing existing agreements and entering into new agreements to fully utilize the transportation and storage capacity of NGPL's system. As a result, NGPL sold virtually all of its capacity through the 2004-2005 winter season. NGPL continues to pursue opportunities to expand its system and has announced transmission and storage service expansions in northeast Texas and southern Oklahoma expected to cost approximately $56 million.

Our other business segments consist of (i) our retail distribution of natural gas to approximately 243,000 customers in Colorado, Wyoming and Nebraska and (ii) our investment in, in some cases, operation of, and in previous periods construction of electric power generation facilities. Our retail natural gas distribution operations are located, in part, in areas where significant population and economic growth is occurring and we expect to participate in that growth through increased natural gas demand. Our power segment owns interests in and, in some cases, operates power generation facilities, and continues to hold preferred investments in two gas-fired power plants constructed by us and placed into operation in 2002. During the fourth quarter of 2002, we announced that we were discontinuing our power development activities and we revalued certain of our power assets. We also revalued certain of our power assets during the fourth quarters of 2004 and 2003. See "Power" following and Note 6 of the accompanying Notes to Consolidated Financial Statements.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the effective income tax rate to apply to our pre-tax income, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, exposures under contractual indemnifications and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others.

In our retail natural gas distribution business, because we read customer meters on a cycle basis, we are required to estimate the amount of revenue earned as of the end of each period for which service has been rendered but meters have not yet been read. We have historical information available for these meters and, together with weather-related data that is indicative of natural gas demand, we are able to make reasonable estimates. In our natural gas pipeline businesses, we are similarly required to make estimates for services rendered but for which actual metered volumes are not available at reporting dates. As with our retail natural gas distribution business, we have historical data available to assist us in the estimation process, but the variations in volume are greater, introducing a larger possibility of error. We believe that our estimates, which are replaced with actual metered volumes in the next accounting month, provide acceptable approximations of the actual revenue earned during any period, especially given that the majority of our revenues in the pipeline business are derived from demand charges, which do not vary with the actual amount of gas transported.

With respect to the amount of income or expense we recognize in association with our pension and retiree medical plans, we must make a number of assumptions with respect to both future financial conditions (for example, medical costs, returns on fund assets and market interest rates) as well as future actions by plan participants (for example, when they will retire and how long they will live after retirement). Most of these assumptions have relatively minor impacts on the overall accounting recognition given to these plans, but two assumptions in particular, the discount rate and the assumed long-term rate of return on fund assets, can have significant effects on the amount of expense recorded and liability recognized. The selection of these assumptions is discussed in Note 15 of the accompanying Notes to Consolidated Financial Statements. While we believe our choices for these assumptions are appropriate in the circumstances, other assumptions could also be reasonably applied and, therefore, we note that, at our current level of pension and retiree medical funding, a change of 1% in the long-term return assumption would increase (decrease) our annual retiree medical expense by approximately $576,000 ($576,000) and would increase (decrease) our annual pension expense by $1.8 million ($1.8 million) in comparison to that recorded in 2004. Similarly, a 1% change in the discount rate would increase (decrease) our accumulated postretirement benefit obligation by $8.9 million ($8.0 million) and would increase (decrease) our accumulated pension obligation by $26.8 million ($23.5 million) compared to those balances as of December 31, 2004.

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

As discussed under "Risk Management" in Item 7A of this report, we enter into derivative contracts (natural gas futures, swaps and options) solely for the purpose of mitigating risks that accompany our normal business activities, including fluctuations in interest rates and the price of natural gas and associated transportation. We account for these derivative transactions as hedges in accordance with authoritative accounting guidelines, marking the derivatives to market at each reporting date, with the unrealized gains and losses either recognized as part of comprehensive income or, in the case of interest rate swaps, as a valuation adjustment to the underlying debt. Any inefficiency in the performance of the hedge is recognized in income currently and, ultimately, the financial results of the hedge are recognized concurrently with the financial results of the underlying hedged item. All but an insignificant amount of our natural gas related derivatives are for terms of 18 months or less, allowing us to utilize widely available, published forward pricing curves in determining all of our appropriate market values. Our interest rate swaps are similar in nature to many other such financial instruments and are valued for us by commercial banks with expertise in such valuations.

Consolidated Financial Results
	Year Ended December 31,
	2004	2003	2002
	(In thousands except per share amounts)
Operating Revenues	$1,164,933	$1,097,897	$1,015,255
Gas Purchases and Other Costs of Sales	(349,564)	(354,261)	(311,224)
General and Administrative Expenses	(77,841)	(71,741)	(73,496)
Other Operating Expenses[1]	(339,600)	(315,802)	(393,868)
Operating Income	397,928	356,093	236,667
Other Income and (Expenses)	357,293	270,211	206,063
Income Taxes	(226,717)	(244,600)	(135,019)
Income from Continuing Operations	528,504	381,704	307,711
Loss on Disposal of Discontinued Operations, Net of Tax	(6,424)	-	(4,986)
Net Income	$ 522,080	$ 381,704	$ 302,725
	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 4.23	$ 3.08	$ 2.49
Loss on Disposal of Discontinued Operations	(0.05)	-	(0.04)
Total Diluted Earnings Per Common Share	$ 4.18	$ 3.08	$ 2.45
	==========	==========	==========

Number of Shares Used in Computing Diluted Earnings (Loss) Per Common Share	124,938	123,824	123,402
	==========	==========	==========
________

[1]	Includes charges of $33.5 million, $44.5 million and $134.5 million in 2004, 2003 and 2002, respectively, to reduce the carrying value of certain power assets as discussed under "Power" following.

Our income from continuing operations increased from $381.7 million in 2003 to $528.5 million in 2004, an increase of $146.8 million (38%). Income from continuing operations for 2004 included (i) an increase of $65 million representing a reduction in income tax expense due principally to the impact of a reduction in the estimated effective income tax rate on the deferred tax liability balance, (ii) a pre-tax net decrease of $15.0 million attributable to the impairment of certain assets in our power business, partially offset by the recognition of deferred power development revenues and the impact of the resolution of certain litigation contingencies, (iii) a $3.9 million pre-tax charge due to the early extinguishment of debt and (iv) miscellaneous other pre-tax charges totaling $1.6 million. These items increased 2004 income from continuing operations by $52.7 million or $0.42 per diluted share. Our income from continuing operations for 2003 included (i) a pre-tax charge of $47.4 million attributable to the impairment of certain assets in our power business, (ii) a pre-tax loss of $4.3 million resulting from the sale of our interest in Igasamex USA Ltd. and (iii) a $2.9 million increase in earnings resulting from the settlement of a note receivable in an amount in excess of its carrying value. These items reduced 2003 income from continuing operations by $30.2 million or $0.25 per diluted share.

In addition to the items discussed above, the increase in income from continuing operations from 2003 to 2004 reflected increased operating income due to (i) increased earnings from our NGPL and Kinder Morgan Retail business segments and (ii) the consolidation of the results of operations of our Triton

Power affiliates in 2004, which added $6.6 million to our consolidated operating income (although this increase was entirely offset by minority interest). These favorable operating income impacts were partially offset by (i) decreased earnings from our TransColorado business segment that was contributed during 2004, (ii) decreased earnings from our Power business segment and (iii) increased 2004 general and administrative expenses due principally to increased legal, accounting and employee benefits expenses. Operating revenues increased by $67.0 million (6%) from 2003 to 2004 reflecting, in addition to the incremental power development revenues discussed above, (i) increased revenues in our Kinder Morgan Retail business segment and (ii) increased revenues in our Power segment due to the inclusion of our Triton Power affiliates in 2004 consolidated operating results. These increased operating revenues were partially offset by decreased operating revenues from our NGPL and TransColorado business segments. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings "Other Income and (Expenses)," "Income Taxes - Continuing Operations" and "Discontinued Operations" included elsewhere herein for additional information regarding these items.

"Other Income and (Expenses)" increased from $270.2 million in 2003 to $357.3 million in 2004, an increase of $87.1 million (32%). This increase reflected increased equity in earnings of Kinder Morgan Energy Partners in 2004, due principally to the improved performance from the assets held by Kinder Morgan Energy Partners, and decreased 2004 interest expense resulting principally from our lower debt balances. These positive impacts were partially offset by the inclusion of the minority interests in Triton Power, as discussed above, and by an increase of $9.0 million in minority interest expense attributable to the minority interests in Kinder Morgan Management See "Other Income and (Expenses)" following for additional information.

Our income from continuing operations increased from $307.7 million in 2002 to $381.7 million in 2003, an increase of $74.0 million (24%). Our income from continuing operations for 2002 included (i) a pre-tax charge of $134.5 million attributable to the impairment of certain assets in our Power business, (ii) an earnings increase of $42 million representing a reduction in income tax expense due principally to the impact of a reduction in the estimated effective income tax rate on the deferred tax liability balance, and (iii) other miscellaneous items totaling a net pre-tax earnings reduction of $1.4 million. These items reduced 2002 income from continuing operations by $41.9 million or $0.35 per diluted share.

In addition to the items discussed above, the increase in income from continuing operations from 2002 to 2003 reflected increased operating income from (i) increased 2003 segment earnings from our NGPL, TransColorado and Kinder Morgan Retail business segments and (ii) decreased 2003 general and administrative expenses. These positive impacts were partially offset by decreased 2003 segment earnings from our Power business segment. Operating revenues for 2003, in comparison to 2002, increased by $82.6 million (8%). The increase in operating revenues was attributable to increased revenues in our NGPL and TransColorado business segments, partially offset by decreased revenues in our Power and Kinder Morgan Retail business segments. Additional information concerning the revenues and earnings of our business segments are discussed following.

"Other Income and (Expenses)" increased from $206.1 million in 2002 to $270.2 million in 2003, an increase of $64.1 million (31%). This increase reflected (i) increased equity in earnings of Kinder Morgan Energy Partners in 2003 due principally to the improved performance from the assets held by Kinder Morgan Energy Partners and (ii) decreased 2003 interest expense resulting principally from our lower debt balances. These positive impacts were partially offset by (i) an increase of $8.1 million in minority interest expense attributable to the minority interests in Kinder Morgan Management and (ii) a $17.4 million decrease in net gains from asset sales in 2003 (see Note 1(Q) of the accompanying Notes to Consolidated Financial Statements).

Total diluted earnings per share increased from $3.08 in 2003 to $4.18 in 2004, an increase of $1.10 (36%). This increase reflected, in addition to the financial and operating impacts discussed preceding, an increase of 1.1 million (0.9%) in average shares outstanding. The increase in average shares outstanding resulted from (i) newly-issued shares due to (1) the employee stock purchase plan, (2) the issuance of restricted stock and (3) exercises of stock options by employees and (ii) the increased dilutive effect of stock options resulting from the increase in the market price of our shares (see Notes 1(E) and 16 of the accompanying Notes to Consolidated Financial Statements). These increases in average shares outstanding were partially offset by our share repurchases (see Note 12(D) of the accompanying Notes to Consolidated Financial Statements). Diluted earnings per common share from continuing operations increased from $3.08 in 2003 to $4.23 in 2004, an increase of $1.15 (37%).

Total diluted earnings per share increased from $2.45 in 2002 to $3.08 in 2003, an increase of $0.63 (26%) reflecting, in addition to the financial and operating impacts discussed preceding, an increase of 0.4 million (0.3%) in average shares outstanding. Average shares outstanding increased in 2003 for principally the same reasons given for the increase in average shares outstanding in 2004. Diluted earnings per share from continuing operations increased from $2.49 in 2002 to $3.08 in 2003, an increase of $0.59 (24%).

Results of Operations

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses.

TransColorado Gas Transmission Company was a 50/50 joint venture with Questar Corp. until we became sole owner by purchasing Questar Corp.'s interest effective October 1, 2002. Results of operations for this segment include our 50% share of TransColorado's earnings recognized under the equity method of accounting prior to October 2002 and consolidated results at the 100% level thereafter until, effective November 1, 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements). Effective with the contribution, the results of operations of TransColorado Gas Transmission Company are no longer included in our consolidated results of operations or our TransColorado business segment results.

In addition to our three remaining business segments, we derive a substantial portion of earnings from our investment in Kinder Morgan Energy Partners, which is discussed under "Earnings from our Investment in Kinder Morgan Energy Partners" following.

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America, or NGPL
TransColorado Gas Transmission Company	Prior to its disposition on November 1, 2004, the ownership and operation of an interstate natural gas pipeline system in Colorado and New Mexico	TransColorado

Retail Natural Gas Distribution	The regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the sales of natural gas to certain utility customers under the Choice Gas program
Kinder Morgan Retail
Power Generation	The operation and, in previous periods, development and construction of natural gas-fired electric generation facilities	Power

In the fourth quarter of 2002, as further discussed under "Power" following, we decided to discontinue the development portion of our power generation business and decreased the carrying value of certain of our power assets. Additional reductions in the carrying value of certain power assets have been made subsequently.

The accounting policies we apply in the generation of business segment earnings are generally the same as those described in Note 1 of the accompanying Notes to Consolidated Financial Statements, except that (i) certain items below the "Operating Income" line are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners and certain insignificant international investees, are included. These equity method earnings are included in "Other Income and (Expenses)" in our Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not allocated to individual business segments and (ii) gains and losses from incidental sales of assets are included in segment earnings. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented. As necessary for comparative purposes, we have reclassified prior period results and balances to conform to the current presentation.

Natural Gas Pipeline Company of America

Year Ended December 31,
	2004	2003	2002
(In thousands except systems throughput)
Operating Revenues	$ 778,877	$ 784,732	$ 699,998
	==========	==========	==========

Gas Purchases and Other Costs of Sales	$ 188,757	$ 226,599	$ 160,849
	==========	==========	==========

Segment Earnings	$ 392,806	$ 372,017	$ 359,911
	==========	==========	==========

Systems Throughput (Trillion Btus)	1,539.6	1,498.6	1,480.5
	==========	==========	==========

NGPL's segment earnings increased from $372.0 million in 2003 to $392.8 million in 2004, an increase of $20.8 million (6%). Segment earnings for 2004 were positively impacted, relative to 2003, by (i) increased transportation and storage service revenues in 2004 resulting, in part, from successful re-

contracting of transportation capacity and the recent expansion of our storage system, (ii) increased margins from operational gas sales largely due to higher market prices, (iii) $4.0 million in contractual customer penalty charges in 2004 that were billed prior to December 1, 2003, the effective date for NGPL's Order 637 provisions, but had been reserved pending the final outcome of its Order 637 filings (see Note 8 of the accompanying Notes to Consolidated Financial Statements) and (iv) $2.3 million in pre-tax gains in 2004 from the sale of certain assets, principally land parcels in Illinois. These favorable impacts were partially offset by (i) the fact that 2003 results included increased margin associated with the favorable conclusion of a regulatory matter, (ii) increased operations and maintenance expenses in 2004 resulting principally from increased hydrostatic testing and electric compression costs and (iii) increased depreciation expense due, in part, to system expansions. NGPL's segment results for 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter, which amount is included in "Interest Expense, Net" as discussed elsewhere herein. The decrease in overall operating revenues in 2004, relative to 2003, was largely the result of decreased operational gas sales volumes and 2003 revenue recorded in conjunction with the conclusion of a regulatory matter. NGPL's operational sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. These negative impacts on revenue were partially offset by the increase in transportation and storage service revenues and contractual customer penalty charges, as discussed above.

NGPL's segment earnings increased from $359.9 million in 2002 to $372.0 million in 2003, an increase of $12.1 million (3%). Segment earnings for 2003 were positively impacted, relative to 2002, by (i) increased margin from transportation and storage services, including operational natural gas sales, primarily resulting from expansion and extension projects coming on line during and after the end of the second quarter of 2002 as discussed below and (ii) increased margin associated with a regulatory matter that was concluded in 2003. These positive impacts were partially offset by increased depreciation expense related to the expansion and extension projects and increased property taxes. As discussed above, NGPL's segment results for 2003 do not include a reduction of $4.1 million in interest expense attributable to the final settlement of a regulatory matter. The increase in overall operating revenues, which was largely offset by a corresponding increase in cost of sales, was due to increased revenues from 2003 operational natural gas sales and increased transportation and storage revenues, largely due to expansions and extensions of pipeline and storage facilities.

In the second quarter of 2004, NGPL completed construction of 10.7 Bcf of storage service expansion at its existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Effective September 1, 2004, NGPL acquired the Black Marlin Pipeline, a 38-mile, 30-inch pipeline that runs from Bryan County, Oklahoma to Lamar County, Texas. The Black Marlin Pipeline ties into NGPL's Amarillo/Gulf Coast line and increased this line's capacity by 38,000 dekatherms per day ("Dth/day"). This incremental capacity was fully subscribed in an open season under long-term contracts.

NGPL has announced two projects, with a combined cost of approximately $56 million, to expand services and flexibility on its systems. These projects are the Amarillo/Gulf Coast and Oklahoma Extension capacity expansion and the Sayre storage expansion. The Amarillo/Gulf Coast and Oklahoma Extension capacity expansion, pending FERC approval, will add 51,000 Dth/day of cross-haul capacity on the Amarillo/Gulf Coast line and 20,000 Dth/day of capacity on the Oklahoma Extension (a.k.a. Segment One). NGPL filed for FERC approval on December 6, 2004 and expects service to begin during the spring of 2006. All of this incremental capacity has been subscribed under long-term contracts. The additional capacity will be added by installing additional horsepower at two compressor stations and modifying existing equipment at two other compressor stations. As part of a separate open season, NGPL received shipper commitments for a 10 Bcf expansion of its Sayre Storage system in Beckham County, Oklahoma, pending FERC approval. NGPL filed for FERC approval on October 18,

2004 and expects service to begin during the spring of 2006. This incremental capacity is fully subscribed under long-term contracts. The additional capacity will be added by drilling additional wells, installing additional compression and dehydration equipment and expanding the gathering system.

Horizon Pipeline Company, which provides natural gas transportation capacity to the growing northern Illinois market, began service in the second quarter of 2002. Horizon Pipeline Company is a 50/50 joint venture with Nicor Inc. Our equity in the earnings of Horizon Pipeline Company was $1.6 million, $1.5 million and $1.3 million in 2004, 2003 and 2002, respectively. NGPL's lateral extension into the eastern portion of the St. Louis metropolitan area began service in the third quarter of 2002.

Substantially all of NGPL's pipeline capacity is committed under firm transportation contracts ranging from one to five years. Under these contracts, over 90% of the revenues are derived from a demand charge and, therefore, are collected regardless of the volume of gas actually transported. The principal impact of the actual level of gas transported is on fuel recoveries, which are received in-kind as volumes move on the system. Approximately 68% of the total transportation volumes committed under NGPL's long-term firm transportation contracts in effect on January 27, 2005 had remaining terms of less than three years. Contracts representing approximately 6% of NGPL's total long-haul, contracted firm transport capacity as of January 24, 2005 are scheduled to expire during 2005. NGPL continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts. Nicor Gas and Peoples Energy, two local gas distribution companies in the Chicago, Illinois area, are NGPL's two largest customers.

For 2005, we currently expect that NGPL will experience 5% growth in segment earnings in comparison to 2004. This increase in earnings is expected to be derived primarily from an increase in storage and firm transport revenues resulting from successful re-contracting at marginally higher rates, a 4.4 Bcf storage expansion being placed in service in the spring of 2005, a full year of revenue from the Black Marlin pipeline acquisition and increased margins from operational gas sales including incremental sales of cushion gas. However, as discussed following, there are factors beyond our control that can affect our results, including developments in the regulatory arena and as yet unforeseen competitive developments. Accordingly, our actual future results may differ significantly from our projections.

Our principal exposure to market variability is related to the variation in natural gas prices and basis differentials, which can affect gross margins in our NGPL segment. "Basis differential" is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. In recent periods, additional competitive pressures have been generated in Midwest natural gas markets due to the introduction and planned introduction of pipeline capacity to bring additional supplies of natural gas into the Chicago market area, although incremental pipeline capacity to take gas out of the area has also been constructed. We have attempted to reduce our exposure to this form of market variability by pursuing long-term, fixed-rate type contract agreements to utilize the capacity on NGPL's system. In addition, as discussed under "Risk Management" in Item 7A of this report and in Note 14 of the accompanying Notes to Consolidated Financial Statements, we utilize a comprehensive risk management program to mitigate our exposure to changes in the market price of natural gas and associated transportation.

The majority of NGPL's system is subject to rate regulation under the jurisdiction of the Federal Energy Regulatory Commission. Currently, there are no material proceedings challenging the rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for) on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights, under certain circumstances prescribed by applicable regulations, to challenge the rates we charge. There can be no assurance that we will not face future challenges to the rates we receive for services on our pipeline systems.

TransColorado

Year Ended December 31,
	2004	2003	2002
(In thousands)
Operating Revenues	$ 28,795	$ 32,197	$ 7,818
	=========	=========	=========

Gas Purchases and Other Costs of Sales	$ 777	$ 608	$ -
	=========	=========	=========

Segment Earnings	$ 20,255	$ 23,112	$ 12,648
	=========	=========	=========

Effective November 1, 2004 we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements). TransColorado was a 50/50 joint venture with Questar Corp. until we bought Questar's interest effective October 1, 2002, thus becoming the sole owner. As a result, TransColorado's results shown above reflect our 50% equity interest in its earnings prior to October 1, 2002, 100% of its results on a consolidated basis from October 1, 2002 through October 31, 2004 and nothing thereafter, however, we will continue to participate in the results of operations of TransColorado through our equity investment in Kinder Morgan Energy Partners. We recognized a $0.6 million pre-tax loss from the contribution of TransColorado, which is included in segment earnings, as reported above. TransColorado's segment earnings decreased from $23.1 million in 2003 to $20.3 million in 2004, principally due to the fact that 2004 results include only the ten months through October 2004 and also include the $0.6 million pre-tax loss from the contribution of TransColorado. TransColorado's segment earnings increased from $12.6 million in 2002 to $23.1 million in 2003. Results for 2003, relative to 2002, reflected, in addition to a full year at the increased level of ownership, the favorable impact of wide basis differentials on certain transportation contracts.

Kinder Morgan Retail

Year Ended December 31,
	2004	2003	2002
(In thousands except systems throughput)
Operating Revenues	$ 287,197	$ 249,119	$ 259,748
	===========	===========	===========

Gas Purchases and Other Costs of Sales	$ 155,320	$ 122,204	$ 133,857
	===========	===========	===========

Segment Earnings	$ 69,264	$ 65,482	$ 64,056
	===========	===========	===========

Systems Throughput (Trillion Btus)	46.4	48.0	42.4
	===========	===========	===========

Kinder Morgan Retail's segment earnings increased by $3.8 million (6%) from 2003 to 2004. This increase was due principally to (i) increased space heating demand in the first and fourth quarters of 2004, (ii) increased grain drying demand in the fourth quarter of 2004 and (iii) continued customer growth in Colorado. These positive impacts were partially offset by reduced irrigation demand in the second and third quarters of 2004 and increased operations and maintenance and depreciation expenses in 2004 due, in part, to system expansion. The increase in operating revenues in 2004, relative to 2003, which was largely offset by an increase in gas purchases and other costs of sales, was principally due to (i) higher natural gas prices in 2004 (which, in general, are passed through as a component of the overall sales rate), (ii) the fact that a higher percentage of our Wyoming customers chose us as their natural gas supplier in 2004, either through regulated rates that pass-through the cost of gas to the customer, or through our Choice Gas program (which allows competing commodity natural gas providers to sell natural gas to customers connected to our natural gas distribution system), which increased our revenues from natural gas sales (accompanied by a corresponding increase in gas purchase costs), (iii) increased revenues from non-regulated merchandise sales and (iv) continued customer growth in Colorado. These positive impacts to 2004 revenues were partially offset by reduced irrigation demand in the second and third quarters of 2004. Our weather hedging program continued to contribute to stability in Kinder Morgan Retail's earnings pattern by reducing the impact of weather-related demand fluctuations. See Note 14 of the accompanying Notes to Consolidated Financial Statements for additional information regarding our hedging strategy. During the second quarter of 2004, Kinder Morgan Retail completed and placed into service its $20 million, 58-mile natural gas transmission pipeline from Montrose to Ouray, Colorado. We expect to add about 3,000 Western Slope customers via this pipeline over the next five years.

Kinder Morgan Retail's segment earnings increased from $64.1 million in 2002 to $65.5 million in 2003, an increase of $1.4 million (2.2%). Segment earnings were positively impacted in 2003, relative to 2002, by (i) increased margins resulting from a full year of our Choice Gas program in certain of our service territories, (ii) continued customer growth in existing service territories, particularly Colorado, and (iii) reduced operations and maintenance expenses. These positive impacts were partially offset by (i) reduced demand during the 2003 irrigation season, (ii) increased 2003 depreciation expense resulting from asset additions and (iii) the inclusion in 2002 results of a $1.6 million property tax refund from an affiliated shipper. The decrease in operating revenues in 2003, relative to 2002, principally resulted from a full year of our Choice Gas program in certain of our service territories, which decreased our revenues from natural gas sales (accompanied by a corresponding decrease in gas purchase costs), although we continued to receive the same margin for transporting the gas. The increase in throughput volumes in 2003 was the result of increased demand for natural gas used in space heating as a result of colder weather and continued customer growth, partially offset by lower irrigation season demand.

For 2005, we currently expect that Kinder Morgan Retail will experience approximately 2% growth in segment earnings. With a stable base of earnings due to regulated business, supplemented by a weather hedging program, increased earnings are expected to derive largely from the addition of new customers in existing service territories, especially certain high-growth areas in Colorado. However, as discussed following, there are factors beyond our control that can affect our results, including developments in the regulatory arena, currently unforeseen competitive developments and weather-related impacts outside our hedging program. For these and other reasons, our actual future results may differ significantly from our projections.

A significant portion of Kinder Morgan Retail's business is subject to rate regulation by each respective state's utility commission in Colorado, Wyoming and Nebraska. There are currently no material proceedings to change the base rates on any of our intrastate pipeline or distribution systems. Nonetheless, there can be no assurance that we will not face future challenges to the rates we receive for these services. Kinder Morgan Retail is also subject to market variability in natural gas prices and basis differentials. Please refer to the discussion of basis differentials under the heading "Natural Gas Pipeline Company of America" in this Item.

Power

Year Ended December 31,
	2004	2003	2002
(In thousands)
Operating Revenues	$ 70,064	$ 31,849	$ 47,784
	===========	===========	===========

Gas Purchases and Other Costs of Sales	$ 4,710	$ 4,850	$ 3,943
	===========	===========	===========

Segment Earnings[1]	$ 15,255	$ 22,076	$ 36,673
	===========	===========	===========
________
[1]

Does not include (i) pre-tax charges of $33.5 million, $44.5 million and $134.5 million in 2004, 2003 and 2002, respectively, to record the impairment of certain assets, (ii) incremental earnings of $18.5 million in 2004 reflecting (1) the recognition of previously deferred revenues associated with construction of the Jackson, Michigan power generation facility, (2) gains from the sale of surplus power generation equipment and (3) the settlement of certain litigation. Results for 2003 exclude a pre-tax loss of $2.9 million resulting from the sale of natural gas reserves by an equity-method investee. These items are discussed below.

Due to the adoption of a recently issued accounting standard, the results of operations of our Triton Power affiliates are included in our consolidated operating results and in the results of our Power segment beginning in 2004. Although the results of Triton have an impact on the total operating revenues and expenses of the Power business segment, after taking into account the associated minority interests, the consolidation of Triton had no effect on Power's segment earnings.

Power's segment earnings, as reported above, decreased by $6.8 million (31%) from 2003 to 2004. Segment earnings for 2004 were negatively impacted, relative to 2003, primarily because 2003 results included $6.8 million in development fees for the Jackson, Michigan power plant. Certain surplus power generation equipment was sold during 2004 and 2003 (see Note 5 of the accompanying Notes to Consolidated Financial Statements). We recorded $3.9 million of pre-tax gains from these sales in 2004, which are excluded from segment earnings as reported above. In addition, we recorded revenues of $13.3 million and $1.3 million in 2004 resulting from development fees associated with the Jackson, Michigan power plant and the favorable settlement of litigation matters, respectively, which are excluded from the tabular presentation of segment earnings as reported above.

Segment revenues and segment earnings, as reported above, decreased by $15.9 million and $14.6 million, respectively, from 2003 to 2002. These decreases were expected, and principally resulted from reduced development fees due to the 2002 completed construction of the Jackson, Michigan and Wrightsville, Arkansas power plants, as well as our decision to exit the power development business. This decision is discussed below, as well as the reductions we have recorded in the carrying value of certain of our power investments.

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550-megawatt natural gas-fired Orion technology electric power plant in Jackson, Michigan. Effective July 1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC (now valued at approximately $119 million); and (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Williams Energy Marketing and Trading supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC. Our preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative return, compounded monthly, of 9.0% per annum. No income was recorded in 2004 and no income is expected in 2005 from this preferred investment due to the fact that the dividend on this preferred is not currently being paid, and uncertainty concerning the date at which such distributions will be received.

In May 2000, Kinder Morgan Power and Mirant Corporation (formerly Southern Energy Inc.) announced plans to build a 550 megawatt natural gas-fired electric power plant in Wrightsville, Arkansas, utilizing Kinder Morgan Power's Orion technology. Construction of this facility was completed on July 1, 2002 and commercial operations commenced. Mirant Corporation operates and maintains the Wrightsville facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power made an investment in the project company, comprised primarily of preferred stock. This facility has not been dispatched significantly since July 1, 2002 and, while the dispatch decision is made by Mirant and not by us, we believe that dispatch has not occurred largely due to unfavorable economic circumstances surrounding the market for the power that would be generated. During the third quarter of 2003, we announced that Mirant had placed the Wrightsville, Arkansas plant in bankruptcy in October, and we would assess the long-term prospects for this facility during the fourth quarter. In December 2003, we completed our analysis and determined that it was no longer appropriate to assign any carrying value to our investment in this facility and recorded a $44.5 million pre-tax charge, effectively writing off our remaining investment in the Wrightsville power facility. This charge is excluded from the tabular presentation of segment earnings as reported above.

During 2002, we noted that a number of factors had negatively affected Power's business environment and certain of its current operations. These factors, which are currently expected to continue in the near to intermediate term, include (i) volatile and generally declining prices for wholesale electric power in certain markets, (ii) cancellation and/or postponement of the construction of a number of new power generation facilities, (iii) difficulty in obtaining air permits with acceptable operating conditions and constraints and (iv) a marked deterioration in the financial condition of a number of participants in the power generating and marketing business, including participants in the power plants in Jackson, Michigan and Wrightsville, Arkansas. During the fourth quarter of 2002, after completing an analysis of these and other factors to determine their impact on the market value of these assets and the prospects for this business in the future, we (i) determined that we would no longer pursue power development activities and (ii) recorded a $134.5 million pre-tax charge to reduce the carrying value of our investments in (1) sites for future power plant development, (2) power plants and (3) turbines and associated equipment. This charge is excluded from the tabular presentation of segment earnings as reported above.

Since 1998, we have had an investment in a 76 megawatt gas-fired power generation facility located in Greeley, Colorado. We became concerned with the value of this investment as a result of several recent circumstances including the expiration of a gas purchase contract, the amendment of the associated power purchase agreement and uncertainties surrounding the management of this facility, which has changed ownership twice in the last one and one-half years. These ownership changes made it difficult for us to obtain information necessary to forecast the future of this asset. During the fourth quarter of 2004, we concluded that we had sufficient information to determine that our investment had been impaired and, accordingly, reduced our carrying value by $26.1 million. This charge is excluded from the tabular presentation of segment earnings as reported above.

During 2003 and 2004, we sold six of our surplus turbines and certain associated equipment, including certain equipment to Kinder Morgan Energy Partners (see Note 5 of the accompanying Notes to Consolidated Financial Statements). Recognizing the effects of changes in technology and the limited improvement of the general economies of the electric generation industry, we determined that the carrying values of our remaining turbines and associated equipment should be reduced. In the fourth quarter of 2004, we reduced the carrying value of these assets by $7.4 million. This charge is excluded from segment earnings as reported above. We are continuing our efforts to sell the remaining inventory of surplus turbines and associated equipment, which had a carrying value of $23.5 million at December 31, 2004.

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

We expect that 2005 segment earnings from Power will decline by an insignificant amount. Actual future results may differ significantly from our projections.

Earnings from Our Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$403,535	$333,675	$277,024
Limited Partner Units (Kinder Morgan Energy Partners)	41,061	36,516	42,920
Limited Partner i-units (Kinder Morgan Management)	113,482	94,776	72,191
	558,078	464,967	392,135
Pre-tax Minority Interest in Kinder Morgan Management	(81,082)	(66,642)	(53,631)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$476,996	$398,325	$338,504
	========	========	========

For 2005, pre-tax earnings attributable to our investment in Kinder Morgan Energy Partners are expected to increase by approximately 18% due to, among other factors, improved performance from existing assets. However, there are factors beyond the control of Kinder Morgan Energy Partners that may affect its results, including developments in the regulatory arena and as yet unforeseen competitive developments or acquisitions. Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2004.

Other Income and (Expenses)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Interest Expense, Net	$ (133,219)	$ (139,588)	$ (161,935)
Interest Expense - Deferrable Interest Debentures[1]	(21,912)	-	-
Interest Expense - Capital Trust Securities[1]	-	(10,956)	-
Equity in Earnings of Kinder Morgan Energy Partners	558,078	464,967	392,135
Equity in Earnings of Power Segment[2]	8,537	8,839	7,674
Equity in Earnings of Horizon Pipeline	1,615	1,501	1,316
Equity in Earnings of TransColorado	-	-	3,980
Other Equity in Losses[3]	-	(2,889)	(179)
Minority Interests[1]	(56,420)	(52,493)	(55,720)
Net Gains (Losses) from Sales of Assets	1,952	(4,423)	13,030
Other, Net	2,556	5,253	8,111
Loss on Early Extinguishment of Debt	(3,894)	-	(2,349)
	$ 357,293	$ 270,211	$ 206,063
	===========	===========	===========

[1]	The expense associated with our capital trust securities was included in "Minority Interests" prior to the third quarter of 2003 ($10.9 million for the year ended December 31, 2003). Due to our adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the expense associated with these securities was included in "Interest Expense - Capital Trust Securities" beginning with the third quarter of 2003. Due to our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, the subsidiary trusts associated with our capital trust securities are no longer consolidated, effective December 31, 2003. The associated expense is included in "Interest Expense - Deferrable Interest Debentures" for the year ended December 31, 2004.
[2]	Excludes a loss of $2.9 million in 2003 resulting from the sale of natural gas reserves by an equity-method investee.
[3]	Includes a loss of $2.9 million in 2003 resulting from the sale of natural gas reserves by an equity-method investee.

"Other Income and (Expenses)" increased from income of $270.2 million in 2003 to income of $357.3 million in 2004, an increase of $87.1 million. This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners due, in part, to acquisitions made and strong performance from the assets held by Kinder Morgan Energy Partners, (ii) decreased interest expense, reflecting reduced debt outstanding offset by a slight increase in interest rates and (iii) a $6.4 million increase in gains from sales of assets (see Note 5 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by a $3.9 million loss on early extinguishment of debt (see Note 12 of the accompanying Notes to Consolidated Financial Statements) and a $14.9 million increase in minority interest expense.

"Other Income and (Expenses)" increased from income of $206.1 million in 2002 to income of $270.2 million in 2003, an increase of $64.1 million. This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners and (ii) decreased interest expense, reflecting reduced interest rates and reduced debt outstanding. These positive impacts were partially offset by (i) a $17.5 million decrease in 2003 gains from sales of assets and (ii) a $4.0 million decrease in equity in earnings of TransColorado, which was 100% owned by us during 2003 and was contributed during 2004 as discussed under "TransColorado."

Income Taxes - Continuing Operations

The income tax provision decreased from $244.6 million in 2003 to $226.7 million in 2004, a decrease of $17.9 million (7.3%). The net decrease of $17.9 million results from (i) a reduction of $70.3 million due to the impact of a lower effective tax rate on previously recorded net deferred tax liabilities, (ii) an increase of $44.2 million attributable to $128.9 million additional income from continuing operations,

(iii) an increase of $2.5 million attributable to Kinder Morgan Management minority interest and (iv) an increase of $5.7 million attributable to other items. The reduction in the effective tax rate from 2003 to 2004 was principally due to a decrease in the component of the overall estimated effective tax rate attributable to state income taxes resulting from, among other factors, changes in apportionment of consolidated taxable income among the various states.

The income tax provision increased from $135.0 million in 2002 to $244.6 million in 2003, an increase of $109.6 million (81.2%) due mainly to an increase of $183.6 million in income from continuing operations before income taxes. In addition, the income tax provision for 2002 was lower due to the combined impacts of (i) a decrease of approximately $21.0 million due to the impact of the lower effective tax rate on previously recorded deferred tax liabilities, (ii) a decrease of approximately $17.7 million due to the resolution of certain issues with respect to prior year tax returns at amounts less than those previously accrued and (iii) a decrease of approximately $3.6 million due to the impact of a dividends received deduction. The reduction in the effective tax rate from 2002 to 2003 resulted principally from a change in the estimated effective tax rate for state income taxes as discussed above. See Note 11 of the accompanying Notes to Consolidated Financial Statements for additional information on income taxes.

Income Taxes - Realization of Deferred Tax Assets

At December 31, 2004, we had a capital loss carryforward of approximately $56.1 million. A capital loss carryforward can be utilized to reduce capital gain during the five years succeeding the year in which a capital loss is incurred. The amounts and the years in which our capital loss carryforward expires are $52.5 million during 2005, $1.6 million during 2006 and $2.0 million during 2008.

Management has concluded that it is more likely than not that this deferred tax asset will be realized through the sale of assets which will generate sufficient capital gain to fully utilize the capital loss carryforward during the periods specified above. Management has identified our limited partner interests in Kinder Morgan Energy Partners, L.P. and our common stock ownership in Kinder Morgan Management as specific assets that could be sold to generate capital gain. Management intends to sell between 2.4 million and 2.8 million of our approximate 15.1 million Kinder Morgan Management shares to achieve utilization of the capital loss carryforward.

No valuation allowance has been provided with respect to this deferred tax asset.

Discontinued Operations

During 1999, we adopted and implemented plans to discontinue the following lines of business: (i) gathering and processing of natural gas, including short-haul intrastate pipelines and providing field services to natural gas producers, (ii) wholesale marketing of natural gas and natural gas liquids, (iii) international operations and (iv) the direct marketing of non-energy products and services. During 2000, we completed the disposition of these businesses, with the exception of international operations (principally consisting of a natural gas distribution system in Hermosillo, Mexico) which, in the fourth quarter of 2000, we decided to retain. During the fourth quarters of 2004 and 2002, we recorded incremental losses of approximately $6.4 million and $5.0 million (net of tax benefits of $3.8 million and $3.1 million), respectively, to increase previously recorded liabilities to reflect updated estimates and reflect the impact of settled litigation. We had a remaining liability of approximately $9.0 million at December 31, 2004 associated with these discontinued operations, representing legal obligations and an indemnification obligation associated with our sale of assets to ONEOK, Inc. We do not expect significant additional financial impacts associated with these matters. Note 7 of the accompanying Notes to Consolidated Financial Statements contains certain additional financial information with respect to these discontinued operations.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service, capital expenditures, common stock repurchases and quarterly cash dividends to our common shareholders. Our capital expenditures other than sustaining capital expenditures, our common stock repurchases and our quarterly cash dividends to our common shareholders are discretionary. Our capital expenditures for 2005 are currently expected to be approximately $138.9 million. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our credit facilities, issuing short-term commercial paper, long-term notes or additional shares of common stock.

Invested Capital

The following table illustrates the sources of our invested capital. Our ratio of total debt to total capital has declined significantly in recent periods. This decline has resulted from a number of factors, including our increased cash flows from operations as discussed under "Cash Flows" following. In recent periods, we have significantly increased our dividends per share and have announced our intention to consider further increases on an annual basis, and we maintain an ongoing program to repurchase outstanding shares of our common stock. For these reasons, among others, any declines in our ratio of total debt to total capital in the future may be smaller.

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

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$ 2,257,950	$ 2,837,487	$ 2,852,181
Deferrable Interest Debentures Issued to Subsidiary Trusts[1]	283,600	283,600	-
Value of Interest Rate Swaps[2]	88,243	88,242	139,589
	2,629,793	3,209,329	2,991,770
Minority Interests	1,105,436	1,010,140	967,802
Common Equity, Excluding Accumulated Other Comprehensive Loss	2,919,496	2,691,800	2,399,716
Capital Trust Securities[1]	-	-	275,000
	6,654,725	6,911,269	6,634,288
Less Value of Interest Rate Swaps	(88,243)	(88,242)	(139,589)
Capitalization	6,566,482	6,823,027	6,494,699
Short-term Debt, Less Cash and Cash Equivalents[3]	328,480	121,824	465,614
Invested Capital	$ 6,894,962	$ 6,944,851	$ 6,960,313
	===========	===========	===========

Capitalization:
Outstanding Notes and Debentures	34.4%	41.6%	43.9%
Minority Interests	16.8%	14.8%	14.9%
Common Equity	44.5%	39.4%	37.0%
Capital Trust Securities	-	-	4.2%
Deferrable Interest Debentures Issued to Subsidiary Trusts	4.3%	4.2%	-

Invested Capital:
Total Debt[4]	37.5%	42.6%	47.7%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Capital Trust Securities, Deferrable Interest Debentures Issued to Subsidiary Trusts and Minority Interests	62.5%	57.4%	52.3%
__________
[1]

As a result of our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated.

[2]	See "Significant Financing Transactions" following.
[3]	Cash and cash equivalents netted against short-term debt were $176,520, $11,076 and $35,653 for December 31, 2004, 2003 and 2002, respectively.
[4]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

We employ a centralized cash management program that essentially concentrates the cash assets of our subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing. Our centralized cash management program provides that funds in excess of the daily needs of our subsidiaries be concentrated, consolidated, or otherwise made available for use by other entities within our consolidated group. We place no restrictions on the ability to move cash between entities, payment of intercompany balances or the ability to upstream dividends to parent companies.

In addition, NGPL is subject to FERC-enacted reporting requirements for oil and natural gas pipeline companies that participate in cash management programs. FERC-regulated entities subject to these rules must, among other things, place their cash management agreements in writing, maintain current copies of the documents authorizing and supporting their cash management agreements, and file documentation establishing the cash management program with the FERC.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, our commercial paper program (which is supported by our revolving bank facilities) and cash provided by operations. As of December 31, 2004, we had available an $800 million five-year credit facility dated August 18, 2004. This credit facility replaced a $445 million 364-day credit facility dated October 14, 2003 and a $355 million three-year revolving credit agreement dated October 15, 2002, and can be used for general corporate purposes, including as backup for our commercial paper program. At December 31, 2004 and February 3, 2005, we had no commercial paper issued and outstanding. After inclusion of applicable outstanding letters of credit that reduce our borrowing capacity under the credit facility, the remaining available borrowing capacity under the bank facility was $767.8 million and $762.0 million at December 31, 2004 and February 3, 2005, respectively. This bank facility includes financial covenants and events of default that are common in such arrangements. These credit facility terms are discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements.

Our current maturities of long-term debt of $505 million at December 31, 2004 consisted of (i) $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013 (which are payable September 1, 2005) and (ii) $500 million of 6.65% Series Senior Notes due March 1, 2005. We paid the $500 million due on our 6.65% Senior Notes on March 1, 2005 with a combination of cash on hand and borrowings under our commercial paper program. Apart from our current maturities of long-term debt, our current assets exceeded our current liabilities by approximately $135.4 million at December 31, 2004. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our five-year revolving credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise. Our next significant debt maturity, apart from our 6.65% Senior Notes in 2005 mentioned above, is our $300 million of 6.80% Senior Notes in 2008.

Significant Financing Transactions

On October 21, 2004, we retired our $75 million 8.75% Debentures due October 15, 2024 at 104.0% of the face amount. We recorded a loss of $2.4 million (net of associated tax benefit of $1.5 million) in connection with this early extinguishment of debt, which is included under the caption "Other, Net" in the accompanying Consolidated Statement of Operations for 2004.

On March 3, 2003, our $500 million of 6.45% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash on hand and incremental short-term borrowing.

On November 1, 2002, we retired the full $35 million of our 8.35% Series Sinking Fund Debentures due September 15, 2022 at 104.175% of the face amount. We recorded a loss of $1.0 million (net of associated tax benefit of $0.7 million) in connection with this early extinguishment of debt. This loss, and the loss recorded in conjunction with the early extinguishment of debt associated with the retirement of our 7.85% Series Debentures described below, are included under the caption "Other, Net" in the accompanying Consolidated Statement of Operations for 2002.

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

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million and $750 million in February 2002, July 2002, November 2003, April 2004 and November 2004, respectively. As of December 31, 2004, we had repurchased a total of approximately $561.2 million (10,728,700 shares) of our outstanding common stock under the program, of which $108.6 million (1,695,900 shares), $38.0 million (724,600 shares) and $144.3 million (3,013,400 shares) were repurchased in the years ended December 31, 2004, 2003 and 2002, respectively. In January 2003, our board of directors approved a plan to purchase shares of Kinder Morgan Management on the open market. During 2003 we purchased $0.9 million (29,000 shares) of Kinder Morgan Management stock.

As further described under "Risk Management" in Item 7A of this report, we had outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at December 31, 2004. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps are accounted for as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (as a reduction to interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $2.3 million at December 31, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying Consolidated Balance Sheet.

On January 31, 2005, we received $17.5 million for the sale of 413,516 Kinder Morgan Management shares that we owned. In conjunction with this sale, we recorded a gain of $2.8 million (net of associated taxes of $1.7 million).

On November 10, 2004, Kinder Morgan Management closed the issuance and sale of 1,300,000 listed shares in a privately negotiated transaction with a single purchaser. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds of approximately $52.6 million from the offering to buy additional i-units from Kinder Morgan Energy Partners. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management's 2004 Annual Report on Form 10-K.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a privately negotiated transaction with a single purchaser. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners.

By approval of Kinder Morgan Management shareholders other than us, effective at the close of business on July 23, 2002, we no longer have an obligation, upon presentation by the holder thereof, to exchange publicly held Kinder Morgan Management shares for either Kinder Morgan Energy Partners common units that we own or, at our election, cash.

On August 6, 2002, Kinder Morgan Management closed the issuance and sale of 12,478,900 limited liability shares in an underwritten public offering. The net proceeds of approximately $328.6 million from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners. We did not purchase any of the offered shares. In addition, during 2003 and 2002, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made contributions totaling $1.8 million and $3.4 million, respectively. The earnings recorded by Kinder Morgan Management that are attributable to its shares held by the public are reported as "Minority Interests" in our Consolidated Statements of Operations.

We have invested in entities that are not consolidated in our financial statements. Additional information regarding the nature and business purpose of these investments is included in Notes 2 and 5 of the accompanying Notes to Consolidated Financial Statements. Our obligations with respect to these investments are summarized following.

Off-Balance Sheet Arrangements
	At December 31, 2004
Entity	Investment Amount	Investment Percent	Entity Assets[1]	Entity Debt	Incremental Investment Obligation	Our Debt Responsibility
	(Millions of Dollars)
Ft. Lupton Power Plant	$ 141.3[2]	49.5%	$ 140.9	$ 97.3[3]	-	$ -

Horizon Pipeline
Company	18.2	50.0%	87.7	49.5[3]	-	-

Kinder Morgan Energy
Partners	3,198.5	18.5%	10,552.9	4,852.6[5]	-[4]	733.5[5]
_____________

[1]	At recorded value, in each case consisting principally of property, plant and equipment.

[2]	Does not include any portion of the goodwill recognized in conjunction with the 1998 acquisition of the Thermo Companies.

[3]	Debtors have recourse only to the assets of the entity, not to the owners.

[4]

When Kinder Morgan Energy Partners issues additional equity, we are required to contribute an amount to maintain our 1% general partner interest in Kinder Morgan Energy Partners' operating partnerships. See "Investment in Kinder Morgan Energy Partners" following.

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

Aggregate Contractual Obligations
		Amount of Commitment Expiration Per Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term Debt, Including Current Maturities:
Principal Payments	$3,046.6	$ 505.0	$ 10.0	$ 310.0	$2,221.6
Interest Payments [1]	3,461.9	193.6	353.1	321.2	2,594.0
Operating Leases[2]	550.5	30.5	57.6	46.5	415.9
Gas Purchase Contracts[3]	19.1	7.0	12.1	-	-
Discontinued Operations Indemnification[4]	4.6	-	4.6	-	-
Pension and Postretirement Benefit Plans[5]
Total Contractual Cash Obligations	$7,082.7	$ 736.1	$ 437.4	$ 677.7	$5,231.5
	========	========	========	========	========

Other Commercial Commitments:
Standby Letters of Credit[6]	$ 32.2	$ 32.2	$ -	$ -	$ -
	========	========	========	========	========
Capital Expenditures[7]	$ 2.2	$ 2.2	$ -	$ -	$ -
	========	========	========	========	========
___________
[1]	Interest payments have not been adjusted for any amounts receivable related to our interest rate swaps outstanding. See Item 7A Qualtitative and Qualitative Disclosures About Market Risk.

[2]

Approximately $519.2 million, $20.3 million, $40.8 million, $41.1 million and $417.0 million in each respective column is attributable to the lease obligation associated with the Jackson, Michigan power generation facility. The project company that is the lessee of this facility is consolidated as of December 31, 2003, as a result of the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.

[3]

We are obligated to purchase natural gas at above-market prices from certain wells in Montana through the life of the field, production from which is currently expected to become uneconomic in 2007. We have recorded a liability for our probable losses under these contracts; see Note 1(N) of the accompanying Notes to Consolidated Financial Statements.

[4]

In conjunction with a disposal of certain discontinued operations in 1999, we agreed to indemnify the purchasing party from losses associated with the sale of certain natural gas volumes from a processing facility. This obligation of $4.6 million as of December 31, 2004 will be settled as these volumes are sold and the indemnification payments are made.

[5]

We currently do not expect to make significant contributions to these plans in the next few years, although we could elect or be required to make such contributions depending on, among other factors, the return generated by plan assets and changes in actuarial assumptions.

[6]

The $32.2 million in letters of credit outstanding at December 31, 2004 consisted of the following: (i) four letters of credit, totaling $13.0 million, required under provisions of our property and casualty, worker's compensation and general liability insurance policies, (ii) a $10.7 million letter of credit supporting the subordination of operating fees payable to us for operation of the Jackson, Michigan power generation facility to payments due under the operating lease of the facilities, (iii) a $6.6 million letter of credit associated with the outstanding debt of Thermo Cogeneration Partnership, L.P., the entity responsible for the operation of our Colorado power generation assets and (iv) a $1.9 million letter of credit supporting Thermo Cogeneration Partnership, L.P.'s performance under its contract with Public Service Company of Colorado, the principal customer of our Colorado power generation assets.

[7]	The 2005 capital expenditure budget totals approximately $138.9 million. Approximately $2.2 million of this amount had been committed for the purchase of plant and equipment at December 31, 2004.

We expect to have sufficient liquidity to satisfy our near-term obligations through the combination of free cash flow and our credit facilities.

Contingent Liabilities:	Contingency	Amount of Contingent Liability at December 31, 2004
Guarantor of the Bushton Gas Processing Plant Lease[1]	Default by ONEOK, Inc.	Total $189.1 million; Averages $23 million per year through 2012

Jackson, Michigan Power Plant Incremental Investment	Operational Performance	$3 to 8 million per year for 14 years

Jackson, Michigan Power Plant Incremental Investment	Cash Flow Performance	Up to a total of $25 million beginning in the 17th year following commercial operations
_____________
[1]

In conjunction with our sale of the Bushton gas processing facility to ONEOK, Inc., at December 31, 1999, ONEOK became primarily liable under the associated operating lease and we became secondarily liable. Should ONEOK, Inc. fail to make payments as required under the lease, we would be required to make such payments, with recourse only to ONEOK.

Investment in Kinder Morgan Energy Partners

At December 31, 2004, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, approximately 34.8 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 15.1 million i-units, represent approximately 16.8% of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 18.5% of Kinder Morgan Energy Partners' total equity interests at December 31, 2004. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units, and distributions on our other units in cash.

In addition to distributions received on our limited partner interests and our Kinder Morgan Management shares as discussed above, we also receive an incentive distribution from Kinder Morgan Energy Partners as a result of our ownership of the general partner interest in Kinder Morgan Energy Partners. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unit holders exceed specified target levels as set forth in Kinder Morgan Energy Partners' partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for quarterly distributions above $0.23375 per limited partner unit. Including both our general and limited partner interests in Kinder Morgan Energy Partners, at the 2004 distribution level, we received approximately 51% of all quarterly distributions made by Kinder Morgan Energy Partners, of which approximately 41% is attributable to our general partner interest and 10% is attributable to our limited partner interest. The actual level of distributions we will receive in the future will vary with the level of distributable cash determined in accordance with Kinder Morgan Energy Partners' partnership agreement.

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

Net Cash Flows from Operating Activities

"Net Cash Flows Provided by Operating Activities" increased from $601.5 million in 2003 to $644.4 million in 2004, an increase of $42.9 million (7.1%). This positive variance is principally due to (i) a $66.3 million increase in cash distributions received in 2004 attributable to our interest in Kinder Morgan Energy Partners (see the discussion following), (ii) a $19.3 million reduction in cash paid for interest during 2004, (iii) a $7.0 million decrease in cash paid for income taxes during 2004 and (iv) an increase of $22.5 million in 2004 cash attributable to the change in the balance of deferred purchased gas costs. Cash flows attributable to deferred purchased gas costs vary with the relationship between the amount actually paid for natural gas and the amount currently included in regulated rates. This difference is recovered or refunded through subsequent rate adjustments. These positive impacts were partially offset by, (i) a decrease of $52.3 million in cash inflows for gas in underground storage during 2004 and (ii) the fact that 2003 included $28.1 million of cash proceeds received from termination of an interest rate swap (see "Significant Financing Transactions" for further information regarding this transaction). Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

"Net Cash Flows Provided by Operating Activities" increased from $430.8 million in 2002 to $601.5 million in 2003, an increase of $170.7 million (39.6%). This positive variance is principally due to (i) a $58.7 million increase in cash distributions received in 2003 attributable to our interests in Kinder Morgan Energy Partners, (ii) $28.1 million of cash proceeds received in 2003 from termination of an interest rate swap, (iii) an increase of $44.8 million in cash inflows from gas in underground storage during 2003, (iv) a $13.6 million decrease in cash outflows during 2003 for pension contributions in excess of expense and (v) the fact that cash flows in 2002 included $22.1 million of cash outflows for a litigation settlement. These positive impacts were partially offset by an increase of $12.8 million in 2003 cash outflows for deferred purchased gas costs.

In general, distributions from Kinder Morgan Energy Partners are declared in the month following the end of the quarter to which they apply and are paid in the month following the month of declaration to the general partner and unit holders of record as of the end of the month of declaration. Therefore, the accompanying Statements of Consolidated Cash Flows for 2004, 2003 and 2002 reflect the receipt of $435.3 million, $369.0 million and $310.3 million, respectively, of cash distributions from Kinder Morgan Energy Partners for (i) the fourth quarter of 2003 and the first nine months of 2004, (ii) the fourth quarter of 2002 and the first nine months of 2003 and (iii) the fourth quarter of 2001 and the first nine months of 2002, respectively. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2004 total $124.4 million and $458.3 million, respectively. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2003 total $101.4 million and $383.5 million, respectively. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2002 total $86.9 million and $326.9 million, respectively. The increases in distributions during 2004 and 2003 reflect, among other factors, acquisitions made by Kinder Morgan Energy Partners and improvements in its results of operations. Summarized financial information for Kinder Morgan Energy Partners is contained in Note 2 of the accompanying Notes to Consolidated Financial Statements.

Net Cash Flows from Investing Activities

"Net Cash Flows Used in Investing Activities" decreased from $171.7 million in 2003 to $7.3 million in 2004, a decrease of $164.4 million (95.7%). This decreased use of cash is principally due to (i) $210.8 million of proceeds received from Kinder Morgan Energy Partners in 2004 for the contribution of TransColorado, (ii) $33.5 million of additional proceeds received for sales of surplus natural gas-fired turbines and boilers in 2004 and (iii) the fact that 2003 included $11.3 million of expenditures for other investments, partially offset by (i) an additional $72.3 million investment in Kinder Morgan Energy Partners during 2004, which primarily consisted of Kinder Morgan Management's purchase of additional i-units from Kinder Morgan Energy Partners with the proceeds of an issuance of its shares as discussed under "Net Cash Flows from Financing Activities" following, (ii) the fact that 2003 included an additional $6.4 million of net proceeds from sales of other assets, (iii) additional capital expenditures of $3.4 million during 2004 and (iv) an increase of $6.5 million in 2004 investments in margin deposits associated with hedging activities utilizing energy derivative instruments.

"Net Cash Flows Used in Investing Activities" decreased from $823.1 million in 2002 to $171.7 million in 2003, a decrease of $651.4 million (79.1%). This decreased use of cash is principally due to the fact that 2002 included (i) a $331.9 million investment in i-units of Kinder Morgan Energy Partners, (ii) a $183.6 million cash outflow for investments in power plant facilities, (iii) payment of $95.6 million (net of cash acquired) for the acquisition of the remaining 50% interest in the TransColorado interstate pipeline system, (iv) $38.4 million in capital expenditures for the NGPL pipeline extension to East St. Louis, Illinois, (v) $25 million for acquisition of the Sayre natural gas storage facility and (vi) a $16.5 million investment in Horizon Pipeline Company.

Net Cash Flows from Financing Activities

"Net Cash Flows Used in Financing Activities" increased from $454.4 million in 2003 to $471.7 million in 2004, an increase of $17.3 million (3.8%). This increase is principally due to (i) a $127.9 million reduction in short-term debt in 2004 as compared to incremental short-term borrowings of $127.9 million in 2003, (ii) $78 million of cash used in 2004 for the early retirement of our $75 million 8.75% Debentures due October 15, 2024 (see Note 12 of the accompanying Notes to Consolidated Financial Statements), (iii) a $143.4 million increase in cash paid for common stock dividends in 2004, principally due to the increased dividends declared per share (see discussion following in this section), (iv) a $70.6 million decreased source of cash from short-term advances to unconsolidated affiliates during 2004 and (v) a $64.7 million increase in cash paid during 2004 to repurchase our common shares. Partially offsetting these factors were (i) the fact that 2003 included $500 million of cash used to retire our 6.45% Senior Notes, (ii) $67.5 million of proceeds, net of issuance costs, from the issuance of Kinder Morgan Management shares in 2004 and (iii) an increase of $20.7 million received in 2004 for issuance of our common stock, principally as a result of the exercise of employee stock options.

"Net Cash Flows (Used in) Provided by Financing Activities" decreased from a source of $411.8 million in 2002 to a use of $454.4 million in 2003, an increased net cash use of $866.2 million. This increased net use of cash was principally due to (i) $500 million of cash used in 2003 to retire our 6.45% Senior Notes, (ii) an increase of $98.6 million paid in 2003 for common stock dividends, principally due to the increased dividends declared per share and (iii) the fact that 2002 included proceeds, net of issuance costs, of $328.6 million from the issuance of Kinder Morgan Management shares and $995.6 million of net proceeds from the issuance of our 6.50% Senior Notes due September 1, 2012. Partially offsetting these factors were (i) a $551.7 million increase during 2003 in cash flows related to short-term borrowing, (ii) the fact that 2002 included cash used for repayment of $200 million of Floating Rate Notes and $60.5 million for the early retirement of our 7.85% Debentures due September 1, 2022 and our 8.35% Sinking Fund Debentures due September 15, 2022 (see Note 12 of the accompanying Notes to Consolidated Financial Statements), (iii) a $111.1 million decreased use of cash during 2003 to repurchase our common shares and (iv) a $108.9 million increased source of cash from net repayment of short-term advances to unconsolidated affiliates during 2003.

Total cash payments for dividends were $278.7 million, $135.3 million and $36.7 million in 2004, 2003 and 2002, respectively. The increases in these amounts are principally due to increases in the dividends declared per common share and, to a minor extent, to increased shares outstanding. In January 2005, we increased our quarterly common dividend to $0.70 per share ($2.80 annualized). On February 14, 2005, we paid a dividend at the increased rate of $0.70 per share to shareholders of record as of January 31, 2005.

As discussed under "Business Strategy" elsewhere in this report, our intention is to maintain a capital structure that provides stability and flexibility, while returning value to our shareholders through dividends and share repurchases. In recent periods, we have increased our common stock dividends in response to changes in income tax laws that have made dividends a more efficient way to return cash to our shareholders. Our Board of Directors generally considers our dividend policy in conjunction with its January meeting and has recently shown a pattern of increasing dividends, although the Board determines dividend policy on an annual basis. The Board considers a number of factors in reaching its decision with respect to dividend policy including our historical and projected cash flows, our expected allocation of funds to share repurchases and, as discussed above, changes in laws that may affect the taxation of dividends to our shareholders. We currently expect that our cash flows will be adequate to maintain at least our current level of dividends for 2005, although changes in our economic circumstances, in the economic circumstances of our industry or of the economy in general could cause the Board to reconsider our dividend policy at any time.

Litigation and Environmental

Our anticipated environmental capital costs and expenses for 2005, including expected costs for remediation efforts, are approximately $4.2 million, compared to approximately $4.4 million of such costs and expenses incurred in 2004. We had an environmental reserve of approximately $12.9 million at December 31, 2004, to address remediation issues associated with approximately 40 projects. This reserve has not been discounted or reduced for expected insurance recoveries. Our reserve estimates range in value from approximately $12.9 million to $16.1 million, and the lower end of the range has been accrued as no amount within the range is considered more likely than any other. In addition, we have recorded a receivable of $1.2 million for expected cost recoveries that have been deemed probable. Our reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort and to identify if the reserve allocation is appropriately valued. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with environmental regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new or existing facts or conditions will not cause us to incur significant unanticipated costs.

Refer to Notes 9(A) and 9(B) of the accompanying Notes to Consolidated Financial Statements for additional information on our pending environmental and litigation matters, respectively. We believe we have established adequate environmental and legal reserves such that the resolution of pending environmental matters and litigation will not have a material adverse impact on our business, cash flows, financial position or results of operations. However, changing circumstances could cause these matters to have a material adverse impact.

Regulation

The Pipeline Safety Improvement Act of 2002 was signed into law on December 17, 2002, providing guidelines in the areas of testing, education, training and communication. The Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of the date of enactment and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained. The United States Department of Transportation has approved our qualification program. We believe that we are in substantial compliance with this law's requirements and have integrated appropriate aspects of this pipeline safety law into our Operator Qualification Program, which is already in place and functioning. NGPL estimates that the average annual incremental expenditure associated with the Pipeline Safety Improvement Act of 2002 is approximately $8 million to $10 million.

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

•

Kinder Morgan Energy Partners' ability and our ability to acquire new businesses and assets and integrate those operations into existing operations, as well as the ability to expand our respective facilities;

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

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	our ability to obtain insurance coverage without a significant level of self-retention of risk;

•	acts of nature, sabotage, terrorism or other acts causing damage greater than our insurance coverage limits;

•	capital markets conditions;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	our ability to achieve cost savings and revenue growth;

•	inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•	the timing and success of business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners and the fruition of contingencies referred to in Kinder Morgan Energy Partners' Annual Report on Form 10-K for the year ended December 31, 2004. Our future results also could be adversely impacted by unfavorable results of litigation and the fruition of contingencies referred to in Note 9 "Environmental and Legal Matters" to the Consolidated Financial Statements included elsewhere in this report.

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

We enter into derivative contracts solely for the purpose of hedging exposures that accompany our normal business activities. In accordance with the provisions of Statement 133, we designated these instruments as hedges of various exposures as discussed following, and we test the effectiveness of changes in the value of these hedging instruments in offsetting the risk being hedged. Hedge ineffectiveness is recognized in income in the period in which it occurs. We enter into these transactions only with counterparties whose debt securities are rated investment grade by the major rating agencies. While we will continue to enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that losses will result from counterparty credit risk in the future.

Our businesses require that we purchase, sell and consume natural gas. Specifically, we purchase, sell and/or consume natural gas (i) to serve our regulated natural gas distribution sales customers, (ii) to serve certain of our retail natural gas distribution customers in areas where regulatory restructuring has provided for competition in natural gas supply, for customers who have selected the Company as their supplier of choice under our Choice Gas program, (iii) as fuel in one of our Colorado power generation facilities, (iv) as fuel for compressors located on NGPL's pipeline system and (v) for operational sales of gas by NGPL. With respect to item (i), we have no commodity risk because the regulated retail gas distribution regulatory structure provides that actual gas cost is "passed-through" to our customers. With respect to item (iii), our exposure is minimal and primarily consists of basis rather than commodity risk.

With respect to item (iv), this fuel is supplied by in-kind fuel recoveries that are part of the transportation tariff. Items (ii) and (v) give rise to natural gas commodity price risk, which we have chosen to substantially mitigate through our risk management program, utilizing financial derivative products.

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

With respect to operational sales of natural gas made by NGPL, we are exposed to risk associated with changes in the price of natural gas during the periods in which these sales are made. We mitigate this risk by selling natural gas futures and, as discussed above, over-the-counter basis swaps, on the NYMEX in the periods in which we expect to make these sales. In general, we do not hedge this exposure for periods in excess of 18 months.

We use a Value-at-Risk model to measure the risk of price changes in the crude oil, natural gas and natural gas liquids markets. Value-at-Risk is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We use a closed form model to evaluate risk on a daily basis. Our Value-at-Risk computations use a confidence level of 97.7% for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 97.7% probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk amount presented. During 2004, Value-at-Risk reached a high of $11.7 million and a low of $5.4 million. Value-at-Risk at December 31, 2004, was $9.6 million and, based on quarter-end values, averaged $8.1 million for 2004.

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

During the three years ended December 31, 2004, all of our natural gas derivative activities were designated and qualified as cash flow hedges. We recognized a pre-tax loss of approximately $1,354,000 in 2004, a pre-tax gain of approximately $56,000 in 2003 and a pre-tax loss of approximately $46,000 in 2002 as a result of ineffectiveness of these hedges, which amounts are reported within the caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statements of Operations. There was no component of these derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during 2005, substantially all of the balance of approximately $138,000 in accumulated other comprehensive income representing unrecognized net losses on derivative activities at December 31, 2004. During the three years ended December 31, 2004, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

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

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.5 billion at December 31, 2004. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under Statement 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of these swaps of $85.9 million at December 31, 2004 is included in the caption "Deferred Charges and Other Assets" in the accompanying Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually. Based on the long-term debt effectively converted to floating rate debt as a result of the swaps discussed above, the market risk related to a 1% change in interest rates would result in a $15.0 million annual impact on pre-tax income.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $2.3 million at December 31, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying Consolidated Balance Sheet.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of Kinder Morgan, Inc.

We have completed an integrated audit of Kinder Morgan, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kinder Morgan, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12(C) and Note 1(P) to the consolidated financial statements, the Company changed its method of accounting for its Capital Trust Securities effective December 31, 2003.

As discussed in Note 17(A) to the consolidated financial statements, the Company changed its method of accounting for its investment in Triton Power Company LLC effective December 31, 2003.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas
March 4, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS
Kinder Morgan, Inc. and Subsidiaries

	Year Ended December 31,
	2004	2003	2002
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 731,289	$ 689,566	$ 628,172
Natural Gas Sales	336,550	351,349	312,764
Other	97,094	56,982	74,319
Total Operating Revenues	1,164,933	1,097,897	1,015,255

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	349,564	354,261	311,224
Operations and Maintenance	158,356	123,188	125,565
General and Administrative	77,841	71,741	73,496
Depreciation and Amortization	118,742	117,528	106,496
Taxes, Other Than Income Taxes	28,975	30,573	27,282
Impairment of Power Investments	33,527	44,513	134,525
Total Operating Costs and Expenses	767,005	741,804	778,588
Operating Income	397,928	356,093	236,667

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	558,078	464,967	392,135
Equity in Earnings of Other Equity Investments	10,152	7,451	12,791
Interest Expense, Net	(133,219)	(139,588)	(161,935)
Interest Expense - Deferrable Interest Debentures	(21,912)	-	-
Interest Expense - Capital Trust Securities	-	(10,956)	-
Minority Interests	(56,420)	(52,493)	(55,720)
Other, Net	614	830	18,792
Total Other Income and (Expenses)	357,293	270,211	206,063
Income from Continuing Operations Before Income Taxes	755,221	626,304	442,730
Income Taxes	226,717	244,600	135,019
Income from Continuing Operations	528,504	381,704	307,711
Loss on Disposal of Discontinued Operations, Net of Tax	(6,424)	-	(4,986)
Net Income	$ 522,080	$ 381,704	$ 302,725
	===========	===========	===========

Basic Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 4.27	$ 3.11	$ 2.52
Loss on Disposal of Discontinued Operations	(0.05)	-	(0.04)
Total Basic Earnings Per Common Share	$ 4.22	$ 3.11	$ 2.48
	===========	===========	===========

Number of Shares Used in Computing Basic
Earnings (Loss) Per Common Share	123,778	122,605	122,184
	===========	===========	===========

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 4.23	$ 3.08	$ 2.49
Loss on Disposal of Discontinued Operations	(0.05)	-	(0.04)
Total Diluted Earnings Per Common Share	$ 4.18	$ 3.08	$ 2.45
	===========	===========	===========

Number of Shares Used in Computing Diluted
Earnings (Loss) Per Common Share	124,938	123,824	123,402
	===========	===========	===========

Dividends Per Common Share	$ 2.25	$ 1.10	$ 0.30
	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Kinder Morgan, Inc. and Subsidiaries
	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net Income	$ 522,080	$ 381,704	$ 302,725
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes
(Net of Tax Benefit of $4,647, $16,251 and $23,880, respectively)	(7,922)	(26,515)	(36,837)
Reclassification of Change in Fair Value of Derivatives to Net Income
(Net of Tax of $9,010, $24,680 and $4,467, respectively)	14,971	40,267	6,031
Adjustment to Recognize Minimum Pension Liability
(Net of Tax of $10,865 and Tax Benefit of $10,865, respectively)	-	17,727	(17,727)
Equity in Other Comprehensive Loss of Equity Method
Investees (Net of Tax Benefit of $41,604, $15,897 and $5,996, respectively)	(71,950)	(25,935)	(9,784)
Minority Interest in Other Comprehensive Loss of Equity
Method Investees	35,842	13,492	3,730
Total Other Comprehensive Income (Loss)	(29,059)	19,036	(54,587)

Comprehensive Income	$ 493,021	$ 400,740	$ 248,138
	==========	==========	==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Kinder Morgan, Inc. and Subsidiaries

	December 31,
	2004	2003
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 176,520	$ 11,076
Restricted Deposits	38,049	17,158
Accounts Receivable, Net:
Trade	82,544	75,903
Related Parties	5,859	1,584
Note Receivable	4,594	-
Inventories	41,781	22,096
Gas Imbalances	5,625	33,320
Other	114,286	115,183
	469,258	276,320
Investments:
Kinder Morgan Energy Partners	2,305,212	2,106,312
Goodwill	918,076	972,380
Other	176,143	208,860
	3,399,431	3,287,552

Property, Plant and Equipment, Net	5,851,965	6,083,937

Deferred Charges and Other Assets	396,247	388,902
Total Assets	$10,116,901	$10,036,711
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 505,000	$ 5,000
Notes Payable	-	127,900
Accounts Payable:
Trade	58,119	61,385
Related Parties	180	10,632
Accrued Interest	67,206	68,596
Accrued Taxes	32,547	35,795
Gas Imbalances	18,254	38,494
Other	157,503	128,559
	838,809	476,361
Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,530,065	2,477,329
Other	148,044	197,435
	2,678,109	2,674,764
Long-term Debt:
Outstanding Notes and Debentures	2,257,950	2,837,487
Deferrable Interest Debentures Issued to Subsidiary Trusts	283,600	283,600
Value of Interest Rate Swaps	88,243	88,242
	2,629,793	3,209,329

Minority Interests in Equity of Subsidiaries	1,105,436	1,010,140
Commitments and Contingent Liabilities (Notes 9 and 17)
Stockholders' Equity:
Preferred Stock (Note 13)	-	-
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share; Outstanding - 134,198,905 and 132,229,622 Shares, Respectively, Before Deducting 10,666,801 and 8,912,660 Shares Held in Treasury	670,995	661,148
Additional Paid-in Capital	1,863,145	1,780,761
Retained Earnings	975,912	732,492
Treasury Stock	(558,844)	(446,095)
Deferred Compensation	(31,712)	(36,506)
Accumulated Other Comprehensive Loss	(54,742)	(25,683)
Total Stockholders' Equity	2,864,754	2,666,117
Total Liabilities and Stockholders' Equity	$10,116,901	$10,036,711
	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Kinder Morgan, Inc. and Subsidiaries
	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Common Stock:
Beginning Balance	132,229,622	$ 661,148	129,861,650	$ 649,308	129,092,689	$ 645,463
Employee Benefit Plans	1,969,283	9,847	2,367,972	11,840	768,961	3,845
Ending Balance	134,198,905	670,995	132,229,622	661,148	129,861,650	649,308

Additional Paid-in Capital:
Beginning Balance		1,780,761		1,681,042		1,652,846
Revaluation of Kinder Morgan Energy Partners (KMP) Investment (Note 5)		(462)		(4,070)		(29,350)
Gain on KMP Units Exchanged for Kinder Morgan Management (KMR) Shares (Note 3)		-		-		35,720
Employee Benefit Plans		63,459		71,531		22,025
Tax Benefits from Employee Benefit Plans		19,376		29,974		-
Other		11		2,284		(199)
Ending Balance		1,863,145		1,780,761		1,681,042

Retained Earnings:
Beginning Balance		732,492		486,062		219,995
Net Income		522,080		381,704		302,725
Cash Dividends, Common Stock		(278,660)		(135,274)		(36,658)
Ending Balance		975,912		732,492		486,062

Treasury Stock at Cost:
Beginning Balance	(8,912,660)	(446,095)	(8,168,241)	(406,630)	(5,165,911)	(263,967)
Treasury Stock Acquired	(1,695,900)	(108,578)	(724,600)	(37,988)	(3,013,400)	(144,269)
Treasury Stock Issued	-	-	-	-	17,827	889
Employee Benefit Plans	(58,241)	(4,171)	(19,819)	(1,477)	(6,757)	717
Ending Balance	(10,666,801)	(558,844)	(8,912,660)	(446,095)	(8,168,241)	(406,630)

Deferred Compensation Plans:
Beginning Balance		(36,506)		(10,066)		(4,208)
Current Year Activity [Note 1(S)]		4,794		(26,440)		(5,858)
Ending Balance		(31,712)		(36,506)		(10,066)

Accumulated Other Comprehensive
Income (Loss) (Net of Tax):
Beginning Balance		(25,683)		(44,719)		9,868
Unrealized Gain (Loss) on Derivatives Utilized for Hedging Purposes		7,049		13,752		(30,806)
Adjustment to Recognize Minimum Pension Liability		-		17,727		(17,727)
Equity in Other Comprehensive Loss of Equity Method Investees		(71,950)		(25,935)		(9,784)
Minority Interest in Other Comprehensive Loss of Equity Method Investees		35,842		13,492		3,730
Ending Balance		(54,742)		(25,683)		(44,719)

Total Stockholders' Equity	123,532,104	$ 2,864,754	123,316,962	$ 2,666,117	121,693,409	$ 2,354,997
	===========	===========	===========	===========	===========	===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Kinder Morgan, Inc. and Subsidiaries
	Year Ended December 31,
	2004	2003	2002
	(In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities:
Net Income	$ 522,080	$ 381,704	$ 302,725
Adjustments to Reconcile Net Income to Net Cash Flows
from Operating Activities:
Loss on Disposal of Discontinued Operations, Net of Tax	6,424	-	4,986
Loss from Impairment of Power Investments	33,527	44,513	134,525
Loss on Early Extinguishment of Debt	3,894	-	2,349
Depreciation and Amortization	118,742	117,528	106,496
Deferred Income Taxes	40,737	29,330	55,748
Equity in Earnings of Kinder Morgan Energy Partners	(558,078)	(464,967)	(392,135)
Distributions from Kinder Morgan Energy Partners	435,309	369,022	310,290
Equity in Earnings of Other Equity Investments	(10,152)	(7,451)	(12,791)
Minority Interests in Income of Consolidated Subsidiaries	56,420	41,537	33,808
Deferred Purchased Gas Costs	1,899	(20,636)	(7,792)
Net (Gains) Losses on Sales of Assets	(5,899)	4,423	(2,566)
Gain from Settlement of Orcom Note	-	(2,917)	-
Litigation Settlement and Escrow Deposit	-	-	(22,050)
Pension Contribution in Excess of Expense	(4,638)	(5,101)	(18,700)
Changes in Gas in Underground Storage	(2,188)	50,075	5,291
Changes in Working Capital Items [Note 1(R)]	35,190	59,213	(52,752)
Proceeds from Termination of Interest Rate Swap	-	28,147	-
Other, Net	(23,759)	(21,171)	(11,685)
Net Cash Flows Provided by Continuing Operations	649,508	603,249	435,747
Net Cash Flows Used in Discontinued Operations	(5,079)	(1,743)	(4,930)
Net Cash Flows Provided by Operating Activities	644,429	601,506	430,817

Cash Flows from Investing Activities:
Capital Expenditures	(164,242)	(160,804)	(174,953)
Proceeds from Contribution of TransColorado to Kinder Morgan Energy Partners	210,824	-	-
Acquisition of TransColorado	-	-	(95,560)
Other Acquisitions	-	-	(35,838)
Investment in Kinder Morgan Energy Partners (Note 2)	(74,035)	(1,784)	(331,912)
Net (Investments in) Proceeds from Margin Deposits	(20,891)	(14,375)	12,227
Other Investments	-	(11,329)	(200,958)
Exchange of Kinder Morgan Management Shares	-	-	(69)
Proceeds from Settlement of Orcom Note	-	2,727	-
Proceeds from Sales of Turbines and Boilers	42,096	8,547	-
Net (Cost of Removal) Proceeds from Sales of Assets	(1,054)	5,306	3,949
Net Cash Flows Used in Investing Activities	(7,302)	(171,712)	(823,114)

Cash Flows from Financing Activities:
Short-term Debt, Net	(127,900)	127,900	(423,785)
Long-term Debt Issued	-	-	1,000,000
Long-term Debt Retired	(80,000)	(511,083)	(265,292)
Issuance of Shares by Kinder Morgan Management	67,603	-	343,170
Other Common Stock Issued	68,394	47,686	15,558
Premiums Paid on Early Extinguishment of Debt	(3,000)	-	(1,461)
Short-term Advances (to) from Unconsolidated Affiliates	(14,727)	55,864	(53,003)
Purchase of Kinder Morgan Management Shares	-	(928)	-
Treasury Stock Issued	-	-	1,701
Treasury Stock Acquired	(102,675)	(37,988)	(149,062)
Cash Dividends, Common Stock	(278,660)	(135,274)	(36,658)
Minority Interests, Net	(643)	(548)	(384)
Debt Issuance Costs	-	-	(4,357)
Securities Issuance Costs	(75)	-	(14,611)
Net Cash Flows Provided by (Used in) Financing Activities	(471,683)	(454,371)	411,816

Net Increase (Decrease) in Cash and Cash Equivalents	165,444	(24,577)	19,519
Cash and Cash Equivalents at Beginning of Year	11,076	35,653	16,134
Cash and Cash Equivalents at End of Year	$ 176,520	$ 11,076	$ 35,653
	==========	==========	==========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

We are an energy transportation, storage and related services provider and have operations in the Rocky Mountain and mid-continent regions, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wyoming. Our business activities include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services, and (iii) operating and, in previous periods, constructing electric generation facilities. We have both regulated and nonregulated operations. Our common stock is traded on the New York Stock Exchange under the ticker symbol "KMI." During 1999, we acquired Kinder Morgan Delaware as discussed in the following paragraph. As a result, we own, through Kinder Morgan Delaware, the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership, referred to in these Notes as Kinder Morgan Energy Partners. We also own a significant limited partner interest in Kinder Morgan Energy Partners and receive a substantial portion of our earnings from returns on our investment in this entity.

In October 1999, K N Energy, Inc. (as we were then named), a Kansas corporation, acquired Kinder Morgan, Inc. (Delaware), a Delaware corporation, referred to in these Notes as Kinder Morgan Delaware. We then changed our name to Kinder Morgan, Inc. Unless the context requires otherwise, references to "we," "us," "our," or the "Company" are intended to mean Kinder Morgan, Inc. (a Kansas corporation and formerly known as K N Energy, Inc.) and its consolidated subsidiaries. During 1999, we adopted and implemented plans to discontinue our businesses involved in (i) wholesale marketing of natural gas and natural gas liquids, (ii) gathering and processing of natural gas, including field services and short-haul intrastate pipelines, (iii) direct marketing of non-energy products and services and (iv) international operations. During the fourth quarter of 2000, we determined that, due to the start-up nature of our international natural gas distribution operations and the unwillingness of buyers to pay for the value created to date, it was not in the best interests of the Company to dispose of these operations and, accordingly, we decided to retain them. Additional information concerning discontinued operations is contained in Note 7.

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

(C) Accounting for Regulatory Activities

Our regulated utility operations are accounted for in accordance with the provisions of Statement of

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

	December 31,
	2004	2003
	(In thousands)
Regulatory Assets:
Employee Benefit Costs	$ 1,605	$ 1,791
Debt Refinancing Costs	689	876
Deferred Income Taxes	13,866	14,843
Purchased Gas Costs	43,062	49,386
Plant Acquisition Adjustments	454	454
Rate Regulation and Application Costs	2,427	2,876
Total Regulatory Assets	62,103	70,226

Regulatory Liabilities:
Employee Benefit Costs	-	3,009
Deferred Income Taxes	17,773	20,797
Purchased Gas Costs	2,503	6,926
Rate Regulation and Application Costs	58	-
Total Regulatory Liabilities	20,334	30,732

Net Regulatory Assets	$ 41,769	$ 39,494
	=========	=========

The December 31, 2004 purchased gas costs balance of $43.1 million shown above as a regulatory asset includes $27.1 million in litigated gas costs. See Note 8 for additional information regarding this matter. As of December 31, 2004, $60.0 million of our regulatory assets and $20.3 million of our regulatory liabilities were being recovered from or refunded to customers through rates over periods ranging from 1 to 21 years.

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

We provide various types of natural gas storage and transportation services to customers, principally through NGPL's and, prior to November 2004, TransColorado's pipeline systems. The natural gas remains the property of these customers at all times. In many cases (generally described as "firm service"), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue ratably over the contract period. The per-unit charge is recognized as revenue when the volumes are delivered to the customers' agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as "interruptible service"), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements.

(E) Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive.

	2004	2003	2002
	(In thousands)
Weighted Average Common Shares Outstanding	123,778	122,605	122,184
Dilutive Common Stock Options	1,160	1,219	1,218
Shares Used to Compute Diluted Earnings Per Common Share	124,938	123,824	123,402
	========	========	========

Weighted-average stock options outstanding totaling 1.7 million for 2003 and 2.5 million for 2002 were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive. No options were excluded from the diluted earnings per share calculation in 2004 because none of the options would have been antidilutive. Note 16 contains more information regarding stock options.

(F) Restricted Deposits

Restricted Deposits consist of restricted funds on deposit with brokers in support of our risk management activities; see Note 14.

(G) Accounts Receivable

The caption "Accounts Receivable, Net" in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts. Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served. An allowance for doubtful accounts is charged to expense monthly, generally using a percentage of revenue or receivables, based on a historical analysis of uncollected amounts, adjusted as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. In support of credit extended to certain customers, we had received prepayments of $3.8 million and $8.1 million at December 31, 2004 and 2003, respectively, included with other current liabilities in the accompanying Consolidated Balance Sheets. The following table shows the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2004, 2003 and 2002.

Allowance for Doubtful Accounts

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Beginning Balance	$ 5.2	$ 4.9	$ 3.4
Additions: Charged to Cost and Expenses	1.4	1.9	5.2
Deductions: Write-off of Uncollectible Accounts	(3.5)	(1.6)	(3.7)
Ending Balance	$ 3.1	$ 5.2	$ 4.9
	=======	=======	=======

(H) Inventories

	December 31,
	2004	2003
	(In thousands)
Gas in Underground Storage (Current)	$ 28,342	$ 8,306
Materials and Supplies	13,439	13,790
	$ 41,781	$ 22,096
	=========	=========

Inventories are accounted for using the following methods, with the percent of the total dollars at December 31, 2004 shown in parentheses: average cost (98.24%) and first-in, first-out (1.76%). All non-utility inventories held for resale are valued at the lower of cost or market. We also maintain gas in our underground storage facilities on behalf of certain third parties. We receive a fee from our storage service customers but do not reflect the value of their gas stored in our facilities in the accompanying Consolidated Balance Sheets.

(I) Current Assets: Other

	December 31,
	2004	2003
	(In thousands)
Assets Held for Sale - Turbines and Boilers[1]	$ 23,500	$ 73,453
Current Deferred Tax Asset	30,198	-
Interest Receivable - Interest Rate Swaps	15,494	17,693
Derivatives	19,294	7,447
Prepaid Expenses	11,643	14,223
Income Tax Overpayments	6,681	-
Other	7,476	2,367
	$ 114,286	$ 115,183
	=========	=========

[1] See Notes 5 and 6.

(J) Goodwill

	Kinder Morgan Energy Partners	Power Segment	Total
	(In thousands)
Balance as of December 31, 2002	$ 969,230	$ 21,648	$ 990,878

Change in ownership percentage of Kinder Morgan Energy Partners related to Kinder Morgan Energy Partners common unit issuances	(21,682)	-	(21,682)

Other	-	3,184	3,184

Balance as of December 31, 2003	947,548	24,832	972,380

Change in ownership percentage of Kinder Morgan Energy Partners related to Kinder Morgan Energy Partners common unit issuances	(54,304)	-	(54,304)

Balance as of December 31, 2004	$ 893,244	$ 24,832	$ 918,076
	==========	==========	==========

(K) Other Investments

	December 31,
	2004	2003
	(In thousands)
Power Investments:
Thermo Companies[1]	$ 148,593	$ 177,269
Horizon Pipeline Company	18,244	19,317
Subsidiary Trusts Holding Solely Debentures of Kinder Morgan[2]	8,600	8,600
Other	706	3,674
	$ 176,143	$ 208,860
	==========	==========

[1]	Our investment in the Thermo Companies was reduced as a result of an impairment recorded in 2004, see Note 6.
[2]	As a result of our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated.

Investments consist primarily of equity method investments in unconsolidated subsidiaries and joint ventures, and include ownership interests in net profits. We own 49.5% interests in Thermo Cogeneration Partnership, L.P. and Greenhouse Holdings, LLC, which are accounted for under the equity method. Our investment in Horizon Pipeline Company, in which we own a 50% interest, is also accounted for under the equity method.

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

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. In the fourth quarters of 2004, 2003 and 2002, we recorded impairments of certain assets associated with our power business; see Note 6.

(M) Asset Retirement Obligations

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. This statement changed the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The impact of the adoption of this statement on us is discussed below by segment. A reconciliation of the changes in our accumulated asset retirement obligations for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended December 31,
	2004	2003
	(In thousands)
Balance at Beginning of Period	$ 2,151	$ -
Initial ARO Balance upon Adoption	-	3,132
Liabilities Incurred	1,053	-
Liabilities Settled	-	(1,075)
Accretion Expense	75	94
Revisions of Estimated Cash Flows	-	-
Balance at End of Period	$ 3,279	$ 2,151
	========	========

In general, NGPL's system is composed of underground piping, compressor stations and associated facilities, natural gas storage facilities and certain other facilities and equipment. Except as discussed following, we have no plans to abandon any of these facilities, the majority of which have been providing utility service for many years, making it impossible to determine the timing of any potential retirement expenditures. Notwithstanding our current intentions, in general, if we were to cease utility operations in total or in any particular area, we would be permitted to abandon the underground piping in place, but would have to remove our surface facilities from land belonging to our customers or others. We would generally have no obligations for removal or remediation with respect to equipment and facilities, such as compressor stations, located on land we own.

NGPL has various condensate drip tanks located throughout the system, storage wells located within the storage fields, laterals no longer integral to the overall mainline transmission system, compressor stations which are no longer active, and other miscellaneous facilities, all of which have been officially abandoned. For these facilities, it is possible to reasonably estimate the timing of the payment of obligations associated with their retirement. The recognition of these obligations has resulted in a liability and associated asset of approximately $2.9 million as of December 31, 2004, representing the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of NGPL's asset retirement obligations have not been recorded due to our inability, as discussed above, to reasonably estimate when they will be settled in cash. We will record liabilities for these obligations when we are able to reasonably estimate their fair value.

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

In our Kinder Morgan Retail storage field operations we would, upon abandonment, be required to plug and abandon the wells and to remove our surface wellhead equipment and compressors. We currently have two small sites in Wyoming that are no longer being used as active storage facilities and estimate that, in 2013, we will incur approximately $200,000 in costs to fulfill these retirement obligations. We have no plans to cease using any of our other storage facilities as they are expected to, for the foreseeable future, provide critical deliverability to our customers in severe cold weather situations. With respect to our small natural gas production field in Colorado, we will be required, upon cessation of commercial operations, to plug and abandon the natural gas wells, remove surface equipment and remediate the well sites. We have estimated that this process will start in 2007 and continue through 2013 for a total cost of $240,000, with approximately half the total being spent in the final two years. Additionally, the Colbran Processing Plant in Colorado is scheduled for removal in 2007, and we have accrued approximately $88,000 (at present value) for removal costs related to this facility. The recognition of these obligations has resulted in a liability and associated asset of approximately $0.4 million as of December 31, 2004, representing the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of our asset retirement obligations have not been recorded due to our inability to reasonably estimate when they will be settled in cash. We will record liabilities for these obligations when we are able to reasonably estimate their fair value.

The facilities utilized in our power generation activities fall into two general categories: those that we own and those that we do not own. With respect to those facilities that we do not own but either operate or maintain a preferred interest in, principally the Jackson, Michigan and Wrightsville, Arkansas power plants, we have no obligation for any asset retirement obligation that may exist or arise. With respect to the Colorado power generation assets that we do own (located on land that we also own), we have no asset retirement obligation with respect to those facilities, and no direct responsibility for assets in which we own an interest accounted for under the equity method of accounting. Thus, our power generation activities do not give rise to any asset retirement obligations.

We have not presented prior period information on a pro forma basis to reflect the implementation of SFAS No. 143 because the impact in total and on each individual period is immaterial.

(N) Gas Imbalances and Gas Purchase Contracts

We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market. Gas imbalances represent the difference between customer nominations and actual gas receipts from and gas deliveries to our interconnecting pipelines under various operational balancing agreements. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms. We are obligated under certain gas purchase contracts, dating from 1973, to purchase natural gas at fixed and escalating prices from a certain field in Montana. This take obligation, which continues for the life of the field, is based on production from specific wells and, thus, varies from year to year. The total cost to purchase natural gas under these contracts is estimated to be $19.1 million. We have recorded a liability representing our estimate of probable losses resulting from the resale of these purchased quantities, which amount is evaluated and, if necessary, adjusted as new information becomes available. During 2002, this liability was increased by a pre-tax charge of approximately $12.7 million to reflect increases in both (i) estimated production volumes subject to this purchase obligation and (ii) the difference between the price to be paid under these contracts and the expected sales price. This liability was approximately $6.2 million at December 31, 2004 and is expected to result in a credit to earnings in an amount approximating $3.1 million per year for the next two years as gas volumes are purchased and resold.

(O) Depreciation and Amortization

Depreciation on our long-lived assets is computed based on the straight-line method over their estimated useful lives. The range of estimated useful lives used in depreciating assets for each property type are as follows:

Property Type	Range of Estimated Useful Lives of Assets
(In years)
Natural Gas Pipelines Retail Natural Gas Distribution Power Generation General and Other	24 to 68 (Transmission assets: average 56) 33 4 to 30 3 to 56

(P) Interest Expense

"Interest Expense, Net" as presented in the accompanying Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction ("AFUDC -- Interest") as shown following.

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Interest Expense	$ 134.1	$ 140.2	$ 163.7
AFUDC -- Interest	(0.9)	(0.6)	(1.8)
Interest Expense, Net	133.2	139.6	161.9
Interest Expense - Deferrable Interest Debentures	21.9	-	-
Interest Expense - Capital Trust Securities	-	10.9	-
Total Interest Expense	$ 155.1	$ 150.5	$ 161.9
	========	========	========

The expense associated with our capital trust securities was included in "Minority Interests" prior to the third quarter of 2003 ($10.9 million for the year ended December 31, 2003). Due to our adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the expense associated with these securities was included in "Interest Expense - Capital Trust Securities" beginning with the third quarter of 2003. Due to our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, the subsidiary trusts associated with our capital trust securities are no longer consolidated, effective December 31, 2003. The associated expense is included in "Interest Expense - Deferrable Interest Debentures" for the year ended December 31, 2004.

(Q) Other, Net

"Other, Net" as presented in the accompanying Consolidated Statements of Operations includes $2.0 million, $(4.4) million and $13.0 million in 2004, 2003 and 2002, respectively, attributable to net gains/(losses) from sales of assets. These transactions are discussed in Note 5.

(R) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. "Other, Net," presented as a component of "Net Cash Flows From Operating Activities" in the accompanying Consolidated Statements of Cash Flows includes, among other things, distributions from unconsolidated subsidiaries and joint ventures (other than Kinder Morgan Energy

Partners) and other non-cash charges and credits to income including amortization of deferred revenue and, in 2004 and 2003, amortization of the gain realized on the termination of interest rate swap agreements; see Note 14.

ADDITIONAL CASH FLOW INFORMATION

Changes in Working Capital Items
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Accounts Receivable	$ (8,172)	$ 11,830	$ 45,111
Materials and Supplies Inventory	351	(136)	1,854
Other Current Assets	(8,139)	31,731	(55,444)
Accounts Payable	(242)	(10,147)	(62,449)
Other Current Liabilities	51,392	25,935	18,176
	$ 35,190	$ 59,213	$ (52,752)
	==========	==========	==========

Supplemental Disclosures of Cash Flow Information

Year Ended December 31,
	2004	2003	2002
(In thousands)
Cash Paid for:
Interest (Net of Amount Capitalized)	$ 161,628	$ 169,931	$ 147,088
	==========	==========	==========
Distributions on Capital Trust Securities[1]	$ -	$ 10,956	$ 21,913
	==========	==========	==========
Income Taxes Paid (Net of Refunds)	$ 144,146	$ 151,104	$ 114,264
	==========	==========	==========

[1]	Beginning with the third quarter of 2003, these distributions are included in interest expense.

Distributions received by our Kinder Morgan Management, LLC subsidiary from its investment in i-units of Kinder Morgan Energy Partners are in the form of additional i-units, while distributions made by Kinder Morgan Management, LLC to its shareholders are in the form of additional Kinder Morgan Management, LLC shares, see Note 3. A portion of the consideration received in the November 2004 contribution of TransColorado Gas Transmission Company was Kinder Morgan Energy Partners common units, see Note 5. As discussed in Note 1(S) following, during 2004, 2003 and 2002, we made non-cash grants of restricted shares of common stock. In addition, in 2003, we made an investment in our Colorado power businesses in the form of Kinder Morgan Management, LLC shares. See Note 5.

(S) Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is not recognized for stock options unless the options are granted at an exercise price lower than the market price on the grant date. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include $1.0 million, $1.0 million and $1.1 million related to the purchase discount offered under the employee stock purchase plan for 2004, 2003 and 2002, respectively. Note 16 contains information regarding our common stock option and purchase plans. The

FASB recently issued SFAS No. 123R (revised 2004), Share-Based Payment, which will change our accounting for stock options and similar awards, see Note 20.

Year Ended December 31,
	2004	2003	2002
(In thousands except per share amounts)
Net Income As Reported	$ 522,080	$ 381,704	$ 302,725
Add: Stock-based employee compensation expense included in reported Net Income, net of related tax effects	3,174	2,107	868
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,772)	(16,468)	(15,365)
Pro Forma Net Income	$ 509,482	$ 367,343	$ 288,228
	==========	==========	==========

Basic Earnings Per Common Share:
As Reported	$ 4.22	$ 3.11	$ 2.48
	==========	==========	==========
Pro Forma	$ 4.12	$ 3.00	$ 2.36
	==========	==========	==========

Diluted Earnings Per Common Share:
As Reported	$ 4.18	$ 3.08	$ 2.45
	==========	==========	==========
Pro Forma	$ 4.08	$ 2.97	$ 2.33
	==========	==========	==========

The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free Interest Rate (%)	3.93[1]	3.37-3.64[2]	4.01
Expected Weighted-average Life	5.7 years[1]	6.3 years[2]	6.0 years[3]
Volatility	0.39[1]	0.38-0.45[2]	0.39[3]
Expected Dividend Yield (%)	3.70[1]	1.33-2.97[2]	0.71
___________
[1]	For options granted under the 1992 Directors' Plan in January 2004, the expected weighted-average life was 4.4 years and the volatility assumption was 0.33. For options granted under the 1992 Directors' Plan in July 2004, the expected weighted-average life was 5.0 years and the volatility assumption was 0.32.
[2]	The assumptions used for employee options granted in 2003 varied based on date of grant. For options granted under the 1992 Directors' Plan, the expected weighted-average life was 4.1 years and the volatility assumption was 0.45.
[3]	For options granted under the 1992 Directors' Plan, the expected weighted-average life was 4.0 years and the volatility assumption was 0.45.

During 2004, 2003 and 2002, we made restricted common stock grants of 167,350, 575,000 and 162,250 shares, respectively. These grants are valued at $10.2 million, $34.0 million and $9.2 million, respectively, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. Of the 167,350 restricted stock grants made in 2004, 73,550 shares vest during a three year period and 93,800 shares vest during a five year period. The 2003 restricted stock grants vest during a five year period and the 2002 grants vest over a four year period. Expense related to restricted grants is recognized on a straight-line basis over the respective vesting periods. During 2004, 2003 and 2002, we amortized $5.1 million, $3.4 million and $1.4 million, respectively, related to restricted stock grants. The unamortized value of restricted stock grants is shown in the equity section of our Consolidated Balance Sheets under the caption, "Deferred Compensation."

(T) Transactions with Related Parties

We account for our investment in Kinder Morgan Energy Partners (among other entities) under the equity method of accounting. In each accounting period, we record our share of these investees'

earnings. We adjust the amount of any recorded "equity method goodwill" when an equity method investee or a consolidated subsidiary issues additional equity (or reacquires equity shares) in any manner that alters our ownership percentage. Differences between the per unit sales proceeds (or acquisition cost) from these equity issuances (or reacquisitions) and our underlying book basis, as well as the pro rata portion of the equity method goodwill (including associated deferred taxes), are recorded directly to paid-in capital rather than being recognized as gains or losses. Several such transactions are described in Note 5. In conjunction with sales of assets to equity method investees, gains and losses are not recognized to the extent of the interest retained in the assets transferred.

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees and Kinder Morgan Services LLC, a subsidiary of Kinder Morgan Management, provides centralized payroll and employee benefits services to Kinder Morgan Management, Kinder Morgan Energy Partners and Kinder Morgan Energy Partners' operating partnerships and subsidiaries (collectively, the "Group"). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse their allocated shares of these direct costs. No profit or margin is charged by Kinder Morgan Services LLC to the members of the Group. Our human resources department provides the administrative support necessary to implement these payroll and benefits services, and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to the limited partnership agreement, Kinder Morgan Energy Partners provides reimbursement for its share of these administrative costs and such reimbursements are accounted for as described above. Kinder Morgan Energy Partners reimburses Kinder Morgan Management with respect to the costs incurred or allocated to Kinder Morgan Management in accordance with Kinder Morgan Energy Partners' limited partnership agreement, the Delegation of Control Agreement among Kinder Morgan G.P., Inc., Kinder Morgan Management, Kinder Morgan Energy Partners and others, and Kinder Morgan Management's limited liability company agreement.

The "Accounts Receivable, Related Parties" and "Accounts Payable, Related Parties" balances shown in the accompanying Consolidated Balance Sheets primarily represent balances with Kinder Morgan Energy Partners for amounts arising from performing administrative functions for them, including cash management, hedging activities, centralized payroll and employee benefits services and expenses incurred in performing as general partner of Kinder Morgan Energy Partners. The net monthly balance payable or receivable from these activities is settled in cash in the following month.

From time to time in the ordinary course of business, we buy and sell pipeline and related services from Kinder Morgan Energy Partners and its subsidiaries. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms' length basis consistent with our policies governing such transactions.

Related-party operating revenues, primarily from Horizon Pipeline Company and entities owned by Kinder Morgan Energy Partners, are included in the accompanying Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Natural Gas Transportation and Storage	$ 4.5	$ 5.2	$ 2.0
Natural Gas Sales	5.5	5.4	-
Other Revenues	1.6	1.0	0.1
Total Related-party Operating Revenues	$11.6	$11.6	$ 2.1
	=====	=====	=====

The caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statements of Operations includes related-party costs totaling $29.1 million, $36.8 million and $22.3 million for the years 2004, 2003 and 2002, respectively, primarily for natural gas transportation and storage services and natural gas provided by entities owned by Kinder Morgan Energy Partners. Certain transactions with related parties are included in Note 5.

(U) Accounting for Risk Management Activities

We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas and associated transportation. In addition, we utilize weather derivatives to reduce the variability in the earnings from our natural gas distribution activities. Our accounting policy for these activities is in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related pronouncements. This policy is described in detail in Note 14.

(V) Income Taxes

Income tax expense is recorded based on an estimate of the effective tax rate in effect or to be in effect during the relevant periods. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit we do not expect to be realized. Note 11 contains information about our income taxes, including the components of our income tax provision and the composition of our deferred income tax assets and liabilities.

(W) Accounting for Legal Costs

In general, we expense legal costs as incurred. When we identify significant specific litigation that is expected to continue for a significant period of time and require substantial expenditures, we identify a range of probable costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement. If no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range. Any such liability recorded is revised as better information becomes available.

(X) Accounting for Minority Interests

Due to our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, the assets and liabilities of our Triton Power affiliates are included in our consolidated balance sheet, effective December 31, 2003. In addition, Triton's operating results are included in our 2004 consolidated operating results. Although the results of Triton have an impact on our total operating revenues and expenses, after taking into account the associated minority interests, the consolidation of Triton has no effect on our consolidated net income.

Also due to our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, the subsidiary trusts associated with our capital trust securities are no longer consolidated, effective December 31, 2003. See Note 1(P) for a discussion regarding the expense associated with the capital trust securities.

The caption "Minority Interests in Equity of Subsidiaries" in our Consolidated Balance Sheets is comprised of the following balances:

	December 31,
	2004	2003
	(In millions)
Kinder Morgan Management, LLC	$ 1,083.0	$ 990.3
Triton Power	18.8	15.8
Other	3.6	4.0
	$ 1,105.4	$ 1,010.1
	==========	==========

2.   Investment in Kinder Morgan Energy Partners, L.P.

We own the general partner of, and a significant limited partner interest in, Kinder Morgan Energy Partners. Kinder Morgan Energy Partners owns and/or operates a diverse group of assets used in the transportation, storage and processing of energy products, including refined petroleum products pipeline systems with more than 10,000 miles of products pipeline and 60 associated terminals. Kinder Morgan Energy Partners owns approximately 14,000 miles of natural gas transportation pipelines, plus natural gas gathering and storage facilities. Kinder Morgan Energy Partners also owns or operates approximately 75 liquid and bulk terminal facilities and approximately 55 rail transloading facilities located throughout the United States, handling nearly 68 million tons of coal, petroleum coke and other dry-bulk materials annually and having a liquids storage capacity of approximately 37 million barrels for refined petroleum products, chemicals and other liquid products. In addition, Kinder Morgan Energy Partners owns Kinder Morgan CO2 Company, L.P., which transports, markets and produces carbon dioxide for use in enhanced oil recovery operations and owns interests in and/or operates six oil fields in West Texas, all of which are using or have used carbon dioxide injection operations. Kinder Morgan CO2 Company, L.P. also owns and operates the Wink Pipeline, a crude oil pipeline in West Texas.

At December 31, 2004, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC, approximately 34.8 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 15.1 million i-units, represent approximately 16.8% of the total limited partner interests of Kinder Morgan Energy Partners. See Note 3 for additional information regarding Kinder Morgan Management, LLC and Kinder Morgan Energy Partners' i-units. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 18.5% of Kinder Morgan Energy Partners' total equity interests at December 31, 2004. We receive quarterly distributions on the i-units owned by Kinder Morgan Management, LLC in additional i-units and distributions on our other units in cash.

In addition to distributions received on our limited partner interests and our Kinder Morgan Management, LLC shares as discussed above, we also receive an incentive distribution from Kinder Morgan Energy Partners as a result of our ownership of the general partner interest in Kinder Morgan Energy Partners. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unit holders exceed specified target levels as set forth in Kinder Morgan Energy Partners' partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for quarterly distributions above $0.23375 per limited partner unit. Including both our general and limited partner interests in Kinder Morgan Energy Partners, at the 2004 distribution level, we received approximately 51% of all quarterly distributions by Kinder Morgan Energy Partners, of which approximately 41% is attributable to our general partner interest and 10% is attributable to our limited partner interest. The actual level of distributions we will receive in the future will vary with the level of distributable cash determined in accordance with Kinder Morgan Energy Partners' partnership agreement.

We reflect our investment in Kinder Morgan Energy Partners under the equity method of accounting and, accordingly, report our share of Kinder Morgan Energy Partners' earnings as "Equity in Earnings" in our Consolidated Statement of Operations in the period in which such earnings are reported by Kinder Morgan Energy Partners.

Following is summarized financial information for Kinder Morgan Energy Partners. Additional information regarding Kinder Morgan Energy Partners' results of operations and financial position are contained in its 2004 Annual Report on Form 10-K.

Summarized Income Statement Information Year Ended December 31,
	2004	2003	2002
(In thousands)
Operating Revenues	$ 7,932,861	$ 6,624,322	$ 4,237,057
Operating Expenses	6,958,865	5,817,633	3,512,759
Operating Income	$ 973,996	$ 806,689	$ 724,298
	===========	===========	===========

Income Before Cumulative Effect of a Change in Accounting Principle	$ 831,578	$ 693,872	$ 608,377
	===========	===========	===========

Net Income	$ 831,578	$ 697,337	$ 608,377
	===========	===========	===========

Summarized Balance Sheet Information As of December 31,
	2004	2003
(In thousands)
Current Assets	$ 853,171	$ 705,522
	============	============
Noncurrent Assets	$ 9,699,771	$ 8,433,660
	============	============
Current Liabilities	$ 1,180,855	$ 804,379
	============	============
Noncurrent Liabilities	$ 5,429,921	$ 4,783,812
	============	============
Minority Interest	$ 45,646	$ 40,064
	============	============

3.  Kinder Morgan Management, LLC

Kinder Morgan Management, LLC, referred to in this report as Kinder Morgan Management, is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., our indirect wholly owned subsidiary, owns all of Kinder Morgan Management's voting shares. Kinder Morgan Management's shares (other than the voting shares we hold) are traded on the New York Stock Exchange under the ticker symbol "KMR". Kinder Morgan Management, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.'s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.'s right to approve certain transactions.

On November 12, 2004, Kinder Morgan Management made a distribution of 0.017892 of its shares per outstanding share (929,105 total shares) to shareholders of record as of October 29, 2004, based on the $0.73 per common unit distribution declared by Kinder Morgan Energy Partners. On February 14, 2005, Kinder Morgan Management made a distribution of 0.017651 of its shares per outstanding share (955,936 total shares) to shareholders of record as of January 31, 2005, based on the $0.74 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners' cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 3,500,512, 3,342,417 and 2,538,785 shares in the years ended December 31, 2004, 2003 and 2002, respectively.

On November 10, 2004, Kinder Morgan Management closed the issuance and sale of 1,300,000 of its listed shares in a limited registered offering. None of the shares from the offering were purchased by Kinder Morgan, Inc. Kinder Morgan Management used the net proceeds of approximately $52.6 million from the offering to buy additional i-units from Kinder Morgan Energy Partners.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 of its listed shares in a limited registered offering. None of the shares from the offering were purchased by Kinder Morgan, Inc. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners.

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

At December 31, 2004, we owned 15.1 million Kinder Morgan Management shares representing 27.9% of Kinder Morgan Management's outstanding shares.

4.  Business Combinations

TransColorado Gas Transmission Company, referred to in this report as TransColorado, was formed to construct and operate a 300-mile-long interstate natural gas pipeline system that extends from near Meeker, Colorado to its southern terminus at the Blanco Hub near Aztec, Colorado. TransColorado was placed in service in April 1999 and was operated as a 50/50 joint venture between Questar Corp. and us until we acquired Questar's interest effective October 1, 2002 for a total of approximately $107.6 million (including transaction costs of approximately $2.1 million), making us the sole owner. As a result of our acquisition of control of this entity, we began to include its transactions and balances in our consolidated financial statements in October 2002 and, in accordance with authoritative accounting guidelines, recorded the acquisition of the incremental 50% interest as a business combination, requiring that we allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The historical carrying value of current assets and current liabilities were determined to be approximately equal to their fair values, and property plant and equipment was valued using a combination of net present value and earnings multiple methods. No goodwill was recorded, as the fair value of the net assets acquired exceeded the consideration paid. The purchase price was allocated as follows (in millions):

Cash	$ 6.0
Other Current Assets	1.6
Net Property, Plant and Equipment	123.1
Other Assets	0.1
Current Liabilities	(2.2)
Deferred Credits	(21.0)

Total Purchase Price	$ 107.6
=======

Effective November 1, 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners (see Note 5).

5.  Investments and Sales

On November 10, 2004, Kinder Morgan Energy Partners issued 5.5 million common units in a public offering at a price of $46.00 per common unit, less commissions and underwriting expenses. On December 8, 2004, Kinder Morgan Energy Partners issued an additional 575,000 common units upon the exercise by the underwriters of an over-allotment option. After commissions and underwriting expenses, Kinder Morgan Energy Partners received net proceeds of $268.3 million. We did not acquire any of these common units. Kinder Morgan Energy Partners also issued 1.3 million i-units in conjunction with a Kinder Morgan Management limited registered offering of its shares in November 2004. We did not acquire any of the Kinder Morgan Management shares in this offering. These transactions reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transactions) from approximately 18.5% to approximately 17.9%. In accordance with our policy, we treat transactions such as these as "capital" transactions and, accordingly, no gain or loss was recorded. Instead, the impact of the difference between the sales proceeds and our underlying book basis had the effect of increasing our investment in the net assets of Kinder Morgan Energy Partners by $28.6 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $29.6 million, (ii) paid-in capital by $0.4 million and (iii) associated accumulated deferred income taxes by $0.6 million. In addition, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made a contribution of approximately $3.9 million; see Note 1(T).

Effective November 1, 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners for total consideration of $275.0 million (approximately $210.8 million in cash and 1.4 million Kinder Morgan Energy Partners common units). In conjunction with this contribution, we recorded a pre-tax loss of $0.6 million.

Since 1998, we have had an investment in a 76 megawatt gas-fired power generation facility located in Greeley, Colorado. We recorded an impairment of this investment during 2004; See Note 6.

In July 2004, we sold our remaining surplus LM6000 gas-fired turbine for consideration of $8.3 million (net of marketing fees), which consideration consisted of $2.0 million in cash, a note receivable of $6.5 million and a payable for marketing fees of $0.2 million. The $4.6 million remaining balance of this note receivable is recorded in the caption "Note Receivable" in the accompanying Consolidated Balance Sheet as of December 31, 2004. In April 2004, we sold two surplus LM6000 gas-fired turbines for consideration of $16.5 million (net of marketing fees), which consideration consisted of $2.4 million in cash, a note receivable of $14.5 million and a payable for marketing fees of $0.4 million. During

September 2004, the remaining balance of this receivable was collected. In June 2004, we sold two surplus LM6000 turbines and two boilers to Kinder Morgan Production Company, L.P., a subsidiary of Kinder Morgan Energy Partners, for their estimated fair market value of $21.1 million, which we received in cash. This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. We recorded a pre-tax gain of $3.6 million in conjunction with these sales. Recognizing the effects of changes in technology and the limited improvement of the general economies of the electric generation industry, we determined that the carrying values of our remaining turbines and associated equipment should be reduced. In the fourth quarter of 2004, we reduced the carrying value of these assets by $7.4 million. The book value of the remaining surplus power generation equipment available for sale at December 31, 2004 was $23.5 million.

In March 2004, Kinder Morgan Energy Partners issued 360,664 i-units in conjunction with the Kinder Morgan Management limited registered offering of its shares. We did not acquire any of the Kinder Morgan Management shares in this offering. This issuance of i-units reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 18.54% to approximately 18.51% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $1.2 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $1.5 million, (ii) paid-in capital by $0.2 million and (iii) associated accumulated deferred income taxes by $0.1 million. In addition, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made a contribution of approximately $0.2 million; see Note 1(T).

In February 2004, Kinder Morgan Energy Partners issued 5.3 million common units in a public offering at a price of $46.80 per common unit, receiving total net proceeds (after underwriting discount) of $237.8 million. We did not acquire any of these common units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 19.0% to approximately 18.5% and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners by $23.2 million, (ii) associated accumulated deferred income taxes by $0.1 million and (iii) paid-in capital by $0.2 million and, in addition, reduced our equity method goodwill in Kinder Morgan Energy Partners by $23.1 million. In addition, in February 2004, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made a contribution of approximately $2.4 million; see Note 1(T).

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

In December 2003, we received $8.5 million from the sale of one natural gas turbine. We ultimately recognized a pre-tax gain of $0.5 million on this transaction.

In May 2000, Kinder Morgan Power and Mirant Corporation (formerly Southern Energy Inc.) announced plans to build a 550 megawatt natural gas-fired electric power plant in Wrightsville, Arkansas, utilizing Kinder Morgan Power's Orion technology. Construction of this facility was completed and commercial operations commenced on July 1, 2002. Mirant Corporation operates and maintains the Wrightsville facility and manages the natural gas supply and electricity sales for the project company that owns the power plant. Kinder Morgan Power made an investment in the project company, comprised primarily of preferred stock. This facility has not been dispatched significantly since July 1, 2002. In October 2003, the project company was included in Mirant Corporation's bankruptcy filing. In the fourth quarter of 2003, we wrote off our remaining investment in the Wrightsville power facility.

In June 2003, Kinder Morgan Energy Partners issued 4.6 million common units in a public offering at a price of $39.35 per common unit, receiving total net proceeds (after underwriting discount) of $173.3 million. We did not acquire any of these common units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 19.28% to approximately 18.86% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $14.9 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $21.4 million, (ii) associated accumulated deferred income taxes by $2.5 million and (iii) paid-in capital by $4.0 million. In addition, in June 2003, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made a contribution of approximately $1.8 million; see Note 1(T).

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

In December 2000, we contributed certain assets to Kinder Morgan Energy Partners effective December 31, 2000. A final pre-tax adjustment of $10.4 million was made at December 31, 2002, the expiration of the indemnification obligations under an indemnification provision of the contribution agreement. This amount was adjusted for our continuing interest in the assets transferred.

In August 2002, Kinder Morgan Energy Partners issued i-units in conjunction with the Kinder Morgan Management secondary public offering of its shares to the public. We did not acquire any of the Kinder Morgan Management shares in the secondary offering. This issuance of i-units reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 20.4% to approximately 19.1% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $17.5 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $64.9 million, (ii) paid-in capital by $29.4 million and (iii) associated accumulated deferred income taxes by $18.0 million. In addition, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners' operating partnerships, we made a contribution of approximately $3.4 million; see Note 1(T).

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550 megawatt natural gas-fired Orion technology electric power plant in Jackson, Michigan. Effective July 1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC initially valued at approximately $105 million; and, (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Williams Energy Marketing and Trading supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC.

In May 2002, Horizon Pipeline Company, L.L.C. ("Horizon"), a joint venture between Nicor-Horizon, a subsidiary of Nicor Inc. (NYSE: GAS), and NGPL, completed and placed into service its new $82 million natural gas pipeline in northern Illinois. This pipeline is being operated as an interstate pipeline company under the authority of the Federal Energy Regulatory Commission ("FERC"). Horizon's natural gas pipeline consists of 28 miles of newly constructed 36-inch diameter pipe, the lease of capacity in 42 miles of existing pipeline from NGPL, and newly installed gas compression facilities. Horizon Pipeline can transport up to 380 million cubic feet of natural gas per day from near Joliet into McHenry County, connecting the emerging supply hub at Joliet with the northern part of the Nicor Gas distribution system and the existing NGPL pipeline system.

6.  Impairment of Power Investments

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

Since 1998, we have had an investment in a 76 megawatt gas-fired power generation facility located in Greeley, Colorado. We became concerned with the value of this investment as a result of several recent circumstances including the expiration of a gas purchase contract, the amendment of the associated power purchase agreement and uncertainties surrounding the management of this facility, which has changed ownership twice in the last one and one-half years. These ownership changes made it difficult for us to obtain information necessary to forecast the future of this asset. During the fourth quarter of 2004, we concluded that we had sufficient information to determine that our investment had been impaired and, accordingly, reduced our carrying value by $26.1 million.

During 2003 and 2004, we sold six of our turbines and certain associated equipment (see Note 5). Recognizing the effects of technology and the limited improvement of the general economies of the electric generation industry, we determined that the carrying values of our remaining turbines and associated equipment should be reduced. In the fourth quarter of 2004, we reduced the asset values by $7.4 million. We are continuing our efforts to sell the remaining inventory of surplus turbines and associated equipment, which had a carrying value of $23.5 million at December 31, 2004.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), our consolidated financial statements were restated to present these businesses as discontinued operations for all periods presented. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported in the various statements under the captions "Loss on Disposal of Discontinued Operations, Net of Tax" and "Net Cash Flows Used in Discontinued Operations" for all relevant periods. In addition, certain of these Notes have been restated for all relevant periods to reflect the discontinuance of these operations.

With the exception of our international natural gas distribution operations, which we decided to retain, we completed the divestiture of our discontinued operations by December 31, 2000. In the fourth quarters of 2004 and 2002, we recorded incremental losses of approximately $6.4 million and $5.0 million (net of tax benefits of $3.8 million and $3.1 million), respectively, to increase previously recorded liabilities to reflect updated estimates and reflect the impact of litigation settlements. We had a remaining liability of approximately $9.0 million at December 31, 2004 associated with these discontinued operations, representing legal obligations and an indemnification obligation associated with our sale of assets to ONEOK, Inc. ("ONEOK").

8.  Regulatory Matters

On July 17, 2000, NGPL filed its compliance plan, including pro forma tariff sheets, pursuant to the Federal Energy Regulatory Commission's ("FERC") Order Nos. 637 and 637-A. The FERC directed all interstate pipelines to file pro forma tariff sheets to comply with new regulatory requirements in these Orders regarding scheduling procedures, capacity segmentation, imbalance management services and penalty credits, or in the alternative, to explain why no changes to existing tariff provisions are necessary. The Order 637 tariff provisions for NGPL became effective on December 1, 2003. The FERC issued an order on August 3, 2004 accepting NGPL's remaining compliance filing changes. No issues remain outstanding as to NGPL's Order 637 compliance program.

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate natural gas pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline's interaction with many more affiliates (termed "Energy Affiliates"), including intrastate/Hinshaw pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies ("LDCs") are excluded, however, if they do not make any off-system sales, that is, sales made at delivery points not located on the LDC's natural gas distribution system. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their

Energy Affiliates (but certain support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an Energy Affiliate. NGPL and Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, filed for clarification and rehearing of Order 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, NGPL and Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. On February 9, 2004, the interstate pipelines owned by Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. filed their compliance plans under Order 2004. In addition, on February 19, 2004, the Kinder Morgan interstate pipelines filed a joint request asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. Separation from these entities would be the most burdensome requirement of the new rules for the Kinder Morgan interstate pipelines.

On April 16, 2004, the FERC issued Order No. 2004-A. The FERC extended the effective date of the new Standards of Conduct from June 1, 2004, to September 1, 2004. Otherwise, the FERC largely denied rehearing of Order 2004, but provided further clarification or adjustment in several areas. The FERC continued the exemption for LDCs that do not make off-system sales, but clarified that the LDC exemption still applies if the LDC is also a Hinshaw pipeline. The FERC also clarified that an LDC can engage in certain sales and other Energy Affiliate activities to the limited extent necessary to support sales to customers located on its distribution system, and sales necessary to remain in balance under pipeline tariffs, without becoming an Energy Affiliate. The FERC declined to exempt producers from the definition of Energy Affiliate. The FERC also declined to exempt intrastate and Hinshaw pipelines, processors and gatherers from the definition of Energy Affiliate, but did clarify that such entities will not be Energy Affiliates if they do not participate in gas or electric commodity markets or interstate capacity markets (as capacity holder, agent or manager) or in financial transactions related to such markets. The FERC also clarified further the personnel and functions that can be shared by interstate pipelines and their Energy Affiliates, including senior officers and risk management personnel and the permissible role of holding or parent companies and service companies. The FERC also clarified that day-to-day operating information can be shared by interconnecting entities. Finally, the FERC clarified that an interstate pipeline and its Energy Affiliate can discuss potential new interconnects to serve the Energy Affiliate, but subject to posting and record-keeping requirements. The Kinder Morgan interstate pipelines sought rehearing to clarify the applicability of the LDC and Parent Company exemptions to them.

On July 21, 2004, the Kinder Morgan interstate pipelines filed additional joint requests asking for limited exemptions from certain requirements of FERC Order 2004 and asking for an extension of the deadline for full compliance with Order 2004 until 90 days after the FERC has completed action on the pipelines' various rehearing and exemption requests. The pipelines also requested that Rocky Mountain Natural Gas Company, one of Kinder Morgan, Inc.'s wholly owned subsidiaries, be classified as an exempt LDC for purposes of Order 2004. These exemptions requested relief from the independent functioning and information disclosure requirements of Order 2004. The exemption requests proposed to treat as Energy Affiliates within the meaning of Order 2004 two groups of employees, (i) individuals in the Choice Gas Commodity Group within Kinder Morgan, Inc.'s Retail operations and (ii) commodity sales and purchase personnel within the Texas Intrastate operations. Order 2004 regulations governing relationships between interstate pipelines and their Energy Affiliates would apply to relationships with these two groups. Under these proposals, certain critical operating functions could continue to be shared.

On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the FERC extended the effective date of the new Standards of Conduct from September 1, 2004 to September 22, 2004. Also in this order, among other actions, the FERC denied the request for rehearing made by the Kinder Morgan interstate pipelines to clarify the applicability of the LDC and Parent Company exemptions to them.

On September 20, 2004, the FERC issued an order that conditionally granted the July 21, 2004 joint requests for limited exemptions from the requirements of the Standards of Conduct described above. In that order, the FERC directed the Kinder Morgan interstate pipelines to submit compliance plans regarding these filings within 30 days. These compliance plans were filed on October 19, 2004 and set out certain steps taken by the Kinder Morgan interstate pipelines to assure that employees in the Choice Gas Commodity Group within Kinder Morgan's Retail operations and the commodity sales and purchasing personnel of Kinder Morgan Energy Partners' Texas intrastate operations do not have access to restricted interstate pipeline information or receive preferential treatment as to interstate pipeline services. The FERC will not enforce compliance of the independent functioning requirement of the Standards of Conduct as to these employees until 30 days after it acts on these compliance filings. In all other respects, the Kinder Morgan interstate pipelines were required to comply with Order No. 2004 by September 22, 2004.

The Kinder Morgan interstate pipelines have implemented compliance with the Standards of Conduct as of September 22, 2004, subject to the exemptions described in the prior paragraph. Compliance includes, inter alia, the posting of compliance procedures and organizational information for each interstate pipeline on its internet website, the posting of discount and tariff discretion information and the implementation of independent functioning for Energy Affiliates not covered by the prior paragraph (electric and gas gathering, processing or production affiliates).

On December 21, 2004, the FERC issued Order 2004-C, an order granting rehearing on certain issues and also clarifying certain provisions in the previous orders. The primary impact on the Kinder Morgan interstate pipelines from Order 2004-C is the granting of rehearing and allowing LDCs to participate in hedging activity related to on-system sales and still qualify for exemption from Energy Affiliate.

On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC-regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, interstate pipelines will no longer be permitted to use commodity price indices to structure transactions. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of the contracts on the interstate pipelines owned by Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. Moreover, in subsequent orders in individual pipeline cases, the FERC has allowed negotiated rate transactions using pricing indices so long as revenue is capped by the applicable maximum rate(s). Rehearing on this aspect of the Modification to Policy Statement has been sought by several pipelines, but the FERC has not yet acted on rehearing.

On February 20, 2004, the D.C. Circuit Court of Appeals for the District of Columbia remanded back to the FERC a Williston Basin Interstate Pipeline proceeding in which the Court ruled that the FERC did not explain how the selective discounting policy adopted by the FERC in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases would not compromise the pipelines' ability to target discounts at particular receipt/delivery points, subsystems or other defined geographic areas. On June 1, 2004, the FERC issued a Notice of Request for Comments in the Williston Basin Interstate Pipeline proceeding, on issues pertaining to discounting policy adopted in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases. Comments were due on August 9, 2004. Numerous parties filed comments, including NGPL as part of the Kinder Morgan Interstate Pipeline filing. The FERC's decision in this case will affect the extent to which interstate pipelines such as NGPL and their customers can specify rates at secondary points, which are binding on both parties as part of the service contract.

In April 2004, we were advised that, as part of an audit of the FERC Form 2's, the FERC would be conducting a compliance audit of NGPL's Form 2's for the period January 1, 2000 through December 31, 2003. In February 2004, we were provided with a draft audit report recommending that NGPL (i) revise its procedures to ensure that fines and penalties are recorded in the proper accounts as required by the FERC's Uniform System of Accounts, (ii) make a correcting entry in the amount of $215,000 to properly record a penalty that was paid in 2000 and (iii) implement procedures to ensure that inactive projects are cleared from construction work in progress on a timely basis. In addition, the FERC audit team identified approximately $20.6 million of costs associated with pipeline assessment that were capitalized by NGPL in accordance with its capitalization policies during the audit period. The Chief Accountant of the FERC has issued a Notice of Proposed Accounting Release that is intended to provide industry guidance on accounting for pipeline assessment activities. The FERC draft audit report indicates that appropriate accounting for these costs will be further considered when this industry-wide proceeding is concluded and a final Accounting Release is approved by the FERC.

On November 5, 2004, the FERC issued a Notice of Proposed Accounting Release that would require FERC jurisdictional entities to recognize costs incurred in performing pipeline assessments that are a part of a pipeline integrity management program as maintenance expense in the period incurred. The proposed accounting ruling is in response to the FERC's finding of diverse practices within the pipeline industry in accounting for pipeline assessment activities. The proposed ruling would standardize these practices. Specifically, the proposed ruling clarifies the distinction between costs for a "one-time rehabilitation project to extend the useful life of the system," which could be capitalized, and costs for an "on-going inspection and testing or maintenance program," which would be accounted for as maintenance and charged to expense in the period incurred. Comments, along with responses to specific questions posed by the FERC concerning the Notice of Proposed Accounting Release, were due on January 19, 2005. Numerous parties filed comments, including NGPL as part of the Kinder Morgan Interstate Pipeline filing. The proposed effective date for the new rule is January 1, 2005.

On November 22, 2004, the FERC issued a Notice of Inquiry seeking comments on its policy of selective discounting. Specifically, the FERC is asking parties to submit comments and respond to inquiries regarding the FERC's practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons - when the discount is given to meet competition from another gas pipeline. Comments are due by March 2, 2005.

On December 2, 2004, the FERC issued a Notice of Inquiry seeking comments on the implications of the July 20, 2004 opinion of the Court of Appeals for the District of Columbia Circuit in BP West Coast Producers, LLC, v. FERC. In reviewing a series of orders involving SFPP, L.P., the court held, among other things, that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. The Commission is seeking comments on whether the court's ruling applies only to the specific facts of the SFPP, L.P. proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were due on January 21, 2005. Numerous parties filed comments.

On October 18, 2004, NGPL filed, in Docket No. CP05-7, a certificate application with the FERC for permission and approval to abandon certain storage field surface piping and for authority to construct and operate additional facilities at its Sayre Storage field located in Beckman County, Oklahoma. By this application, NGPL seeks to provide an additional 10 Bcf of nominated Storage Service ("NSS") on NGPL's Amarillo mainline system, increase Sayre's certificated peak day withdrawal from 400 MMcf per day to 600 MMcf per day, and increase Sayre's maximum working gas capacity to 57.1 Bcf at a cost of approximately $35.4 million.

On December 6, 2004, NGPL filed with the FERC, in Docket No. CP05-34, a certificate application for (1) authorization to construct and operate a new 1775 horsepower ("hp") compressor unit and a new 3,550 hp compressor unit at NGPL's Compressor Station 155 in Wise County, Texas, (2) authorization to construct and operate a new 5,551 hp compressor unit at NGPL's Compressor Station 801 in Carter County, Oklahoma and (3) permission and approval to abandon three 660 hp compressors and a 2000 hp compressor unit at Compressor Station 155. This project will provide 20,000 Dth per day of additional transportation capacity in Segment No. 1 and 51,000 Dth per day of additional transportation capacity in its Amarillo/Gulf Coast line at a cost of approximately $20.7 million.

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

Currently, there are no material proceedings challenging the base rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for) on any of our pipeline systems. Nonetheless, shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable statutes and regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have an adverse effect on our business, cash flows, financial position or results of operations.

9.  Environmental and Legal Matters

(A) Environmental Matters

We had an estimated total exposure of $12.9 million to $16.1 million and had recorded an environmental reserve of approximately $12.9 million at December 31, 2004 to address remediation issues associated with approximately 40 projects, recorded without discounting and without regard to expected insurance recoveries. In addition, we had recorded a receivable of $1.2 million for expected cost recoveries that have been deemed probable. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with environmental regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

(B) Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The complaint asks to recover all royalties the Government allegedly should have received had the volume and heating content of the natural gas been valued properly, along with treble damages and civil penalties as provided for in the False Claims Act. Mr. Grynberg, as relator, seeks his statutory share of any recovery, plus expenses and attorney fees and costs. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The United States' motion to dismiss most of the plaintiff's valuation claims has been granted by the Court. Mr. Grynberg appealed that dismissal to the 10th Circuit, which requested briefing regarding its jurisdiction over that appeal. Mr. Grynberg's appeal was dismissed for lack of appellate jurisdiction. Discovery to determine issues related to the Court's subject matter jurisdiction, arising out of the False Claims Act is complete. Briefing has been completed and oral arguments on jurisdiction have been set before the Special Master for March 17 and 18, 2005. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend. Neither the Court nor the Special Master have ruled on Mr. Grynberg's motion to amend.

Lamb v. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, (formerly Adams v. Kinder Morgan, Inc. et al.) filed in the United States District Court for the District of Colorado. The case was originally filed on March 8, 2000 and is a purported class action. As of this date no class has been certified. Plaintiffs seek compensatory damages against all defendants jointly and severally, together with interest, attorney fees and expenses. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of accounting principles generally accepted in the United States of America during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs' second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court's dismissal, but upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003. Briefing regarding class certification is complete and a decision is pending. Merits discovery commenced on June 7, 2004. The Court granted Mr. Adam's motion to withdraw as a lead plaintiff. As a result, the case is now styled as Lamb v. Kinder Morgan, Inc. et al. The parties reached a settlement in principle of this matter and have signed a Memorandum of Understanding. The settlement documents were submitted for approval by the Court on February 18, 2005. If the settlement is approved and implemented as submitted, it will not result in a material impact on our results of operations, financial position or cash flows.

Darrell Sargent d/b/a Double D Production v. Parker & Parsley Gas Processing Co., American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 878, filed in the 100th Judicial District Court, Carson County, Texas. The plaintiff filed a purported class action suit in 1999 and amended its petition in late 2002 to assert claims on behalf of over 1,000 producers who process gas through as many as ten gas processing plants formerly owned by American Processing, L.P. ("American Processing"), a former wholly owned subsidiary of Kinder Morgan, Inc. in Carson and Gray counties and other surrounding Texas counties. The plaintiff claims that American Processing (and subsequently, ONEOK, which purchased American Processing from us in 2000) improperly allocated liquids and gas proceeds to the producers. In particular, among other claims, the plaintiff challenges the methods and assumptions used at the plants to allocate liquids and gas proceeds among the producers and processors. The petition asserts claims for breach of contract and Natural Resources Code violations relating to the period from 1994 to the present. To date, the plaintiff has not made a specific monetary demand nor produced a specific calculation of alleged damages. The plaintiff alleged generally in the petition that damages are "not to exceed $200 million" plus attorneys fees, costs and interest. The defendants filed a counterclaim for overpayments made to producers.

Pioneer Natural Resources USA, Inc., formerly known as Parker & Parsley Gas Processing Company ("Parker & Parsley"), is a co-defendant. Parker & Parsley claimed indemnity from American Processing based on its sale of assets to American Processing on October 4, 1995. We accepted indemnity and defense subject to a reservation of rights pending resolution of the suit. The plaintiff also named ONEOK as a defendant. We and ONEOK are defending the case pursuant to an agreement whereby ONEOK is responsible for any damages that may be attributable to the period following ONEOK's acquisition of American Processing from us in 2000.

On or about January 21, 2003, Benson-McCown & Company ("Benson-McCown"), another producer who sold gas to American Processing and ONEOK, filed a "Plea in Intervention" in which it essentially duplicated the plaintiff's claims and also asserted the right to bring a class action and serve as one of the class representatives. Defendants denied Benson-McCown's claim and filed a counterclaim for overpayments made to Benson-McCown over the years.

On January 14, 2005, Defendants filed a motion to deny class certification. Subsequently, the plaintiffs agreed to dismiss and withdraw their class claims. An Agreed Order Dismissing all class claims, with prejudice, was entered by the Court on January 19, 2005. The case is proceeding on the plaintiffs' individual claims, with no class action being asserted.

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

Following a bench trial held during the week of March 8-12, 2004, and a letter ruling from the Court, the parties settled the case, and an Agreed Order of Dismissal of all parties' claims, with prejudice, was entered by the Court on October 13, 2004. Kinder Morgan's allocated share of the settlement totaled $918,245.

Energas Company, a Division of Atmos Energy Company v. ONEOK Energy Marketing and Trading Company, L.P., et al., Cause No. 2001-516,386, filed in the 72nd District Court of Lubbock County, Texas. The plaintiff sued several ONEOK entities for alleged overcharges in connection with gas sales, transportation, and other services, and alleged misallocations and meter errors, in and around Lubbock, under three different gas contracts. While the petition is vague, it is broad enough to include claims for the period before and after March 1, 2000 when the assets in question were conveyed by us to ONEOK. We defended the case pursuant to an agreement whereby ONEOK was responsible for any damages that may have been attributable to the period following ONEOK's acquisition of the pertinent assets on March 1, 2000. On or about October 1, 2003, the plaintiff and ONEOK settled claims that related to the period after March 1, 2000. The plaintiff continued to assert and we continued to defend against claims that related to the period before March 1, 2000. In an amended petition filed in mid-2002, the plaintiff alleged damages in excess of $12 million. Defendants filed a counterclaim for offsetting damages and accounting corrections under the contracts with the plaintiff. In late 2004, we paid $3,850,000 to settle all claims and counterclaims. An Agreed Order of Dismissal was signed by the Court on January 5, 2005, dismissing all parties' claims and counterclaims with prejudice.

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

10.  Property, Plant and Equipment

Investments in property, plant and equipment ("PP&E"), at cost, and accumulated depreciation and amortization ("Accumulated D&A") are as follows:

	December 31, 2004
	Property, Plant and Equipment	Accumulated D&A	Net
	(In thousands)
Natural Gas Pipelines	$ 5,880,944	$ 401,537	$ 5,479,407
Retail Natural Gas Distribution	376,364	143,574	232,790
Electric Power Generation	39,220	8,324	30,896
General and Other	188,174	79,302	108,872
PP&E Related to Continuing Operations	$ 6,484,702	$ 632,737	$ 5,851,965
	============	============	============

	December 31, 2003
	Property, Plant and Equipment	Accumulated D&A	Net
	(In thousands)
Natural Gas Pipelines	$ 6,106,668	$ 384,680	$ 5,721,988
Retail Natural Gas Distribution	343,665	133,998	209,667
Electric Power Generation	39,220	6,861	32,359
General and Other	192,331	72,408	119,923
PP&E Related to Continuing Operations	$ 6,681,884	$ 597,947	$ 6,083,937
	============	============	============

11. Income Taxes

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current Tax Provision:
Federal	$ 170,345	$ 187,460	$ 61,108
State	15,635	27,810	17,270
	185,980	215,270	78,378

Deferred Tax Provision:
Federal	89,351	30,287	85,026
State	(48,614)	(957)	(28,385)
	40,737	29,330	56,641
Total Tax Provision	$ 226,717	$ 244,600	$ 135,019
	=========	=========	=========

Effective Tax Rate	30.0%	39.1%	30.5%
	=====	=====	=====

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2004	2003	2002

Federal Income Tax Rate	35.0%	35.0%	35.0%
Increase (Decrease) as a Result of:
State Income Tax, Net of Federal Benefit	2.2%	2.8%	3.0%
Kinder Morgan Management Minority Interest	2.4%	2.5%	2.8%
Deferred Tax Rate Change	(9.3%)	-	(4.9%)
Prior Year Adjustments	-	-	(1.9%)
Resolution of Internal Revenue Service Audit	-	-	(2.0%)
Other	(0.3%)	(1.2%)	(1.5%)
Effective Tax Rate	30.0%	39.1%	30.5%
	=====	=====	=====

Income taxes included in the financial statements were composed of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Continuing Operations	$ 226,717	$ 244,600	$ 135,019
Discontinued Operations	(3,757)	-	(3,056)
Cumulative Effect of Transition Adjustment	-	-	-
Equity Items	(57,427)	(38,468)	(44,867)
Total	$ 165,533	$ 206,132	$ 87,096
	=========	=========	=========

Deferred tax assets and liabilities result from the following:

	December 31,
	2004	2003
	(In thousands)
Deferred Tax Assets:
Postretirement Benefits	$ 13,932	$ 9,986
Gas Supply Realignment Deferred Receipts	2,210	5,428
Book Accruals	15,640	11,767
Derivatives	62,642	26,193
Capital Loss Carryforwards	20,804	26,893
Other	6,021	11,289
Total Deferred Tax Assets	121,249	91,556
Deferred Tax Liabilities:
Property, Plant and Equipment	1,771,710	1,791,263
Investments	826,939	736,598
Prepaid Pension Costs	20,103	9,836
Rate Matters	2,364	3,229
Discontinued Operations	-	27,959
Total Deferred Tax Liabilities	2,621,116	2,568,885
Net Deferred Tax Liabilities	$2,499,867	$2,477,329
	==========	==========

Current Deferred Tax Asset	$ 30,198	$ -
Non-current Deferred Tax Liability	2,530,065	2,477,329
Net Deferred Tax Liabilities	$2,499,867	$2,477,329
	==========	==========

During 2004, the effective tax rate applied in calculating deferred tax was reduced by approximately 1.1% due to a decrease in the state effective tax rate. As a result, net deferred tax liabilities were decreased by approximately $70.3 million. The effective tax rate for 2002 was reduced by approximately 0.35%, principally due to a decrease in the provision for state income taxes. As a result, net deferred tax liabilities were decreased by approximately $21.0 million. Also, during 2002, we resolved certain issues with the Internal Revenue Service at amounts less than those previously accrued.

At December 31, 2004, we had a capital loss carryforward of approximately $56.1 million. A capital loss carryforward can be utilized to reduce capital gain during the five years succeeding the year in which a capital loss is incurred. The amounts and the years in which our capital loss carryforward expires are $52.5 million during 2005, $1.6 million during 2006 and $2.0 million during 2008. No valuation allowance has been provided with respect to this deferred tax asset.

12. Financing

(A) Notes Payable

As of December 31, 2004, we had available an $800 million five-year credit facility dated August 18, 2004. This credit facility replaced a $445 million 364-day credit facility dated October 14, 2003 and a $355 million three-year revolving credit agreement dated October 15, 2002 and can be used for general corporate purposes, including as backup for our commercial paper program, and includes financial covenants and events of default that are common in such arrangements. This credit facility does not contain a material adverse change clause. However, the margin that we pay with respect to borrowings and the facility fee we pay on the total commitment varies based on our senior debt investment rating. Based on our credit rating at December 31, 2004, our annual facility fee is 12.5 basis points on the available/committed amount. The complete agreement underlying this credit facility has been filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2004, and certain significant provisions are shown following:

This credit facility includes the following financial covenants:

•	Consolidated indebtedness not to exceed 65% of total capitalization;

•	Total indebtedness of all consolidated subsidiaries not to exceed 10% of consolidated indebtedness; and

•	Consolidated indebtedness of each material subsidiary not to exceed 65% of subsidiary capitalization.

The following constitute events of default under the credit facility, subject to certain cure periods:

•	Nonpayment of interest, principal or fees;

•	Failure to make required payments under hedging agreements that exceed $100,000,000;

•	Adverse judgments in excess of $75,000,000; and

•	Voluntary or involuntary bankruptcy or liquidation.

At December 31, 2004 and 2003, no amounts were outstanding under the bank facilities.

Commercial paper issued by us and supported by the bank facilities are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During 2004, all commercial paper was redeemed within 38 days, with interest rates ranging from 1.07% to 2.16%. No commercial paper was outstanding at December 31, 2004. Commercial paper outstanding at December 31, 2003 was $127.9 million. Average short-term borrowings outstanding during 2004 and 2003 were $107.3 million and $190.4 million, respectively. During 2004 and 2003, the weighted-average interest rates on short-term borrowings outstanding were 1.36% and 1.30%, respectively.

(B) Long-term Debt

	December 31,
	2004	2003
	(In thousands)
Debentures:
6.50% Series, Due 2013	$ 45,000	$ 50,000
8.75% Series, Due 2024	-	75,000
7.35% Series, Due 2026	125,000	125,000
6.67% Series, Due 2027	150,000	150,000
7.25% Series, Due 2028	493,000	493,000
7.45% Series, Due 2098	150,000	150,000
Senior Notes:
6.65% Series, Due 2005	500,000	500,000
6.80% Series, Due 2008	300,000	300,000
6.50% Series, Due 2012	1,000,000	1,000,000
Deferrable Interest Debentures Issued to Subsidiary Trusts[1]:
8.56% Junior Subordinated Deferrable Interest Debentures Due 2027	103,100	103,100
7.63% Junior Subordinated Deferrable Interest Debentures Due 2028	180,500	180,500
Carrying Value Adjustment for Interest Rate Swaps[2]	85,897	71,823
Unamortized Gain on Termination of Interest Rate Swap	2,346	16,419
Unamortized Premium on Long-term Debt	3,359	3,798
Unamortized Debt Discount	(3,409)	(4,311)
Current Maturities of Long-term Debt	(505,000)	(5,000)
Total Long-term Debt	$2,629,793	$3,209,329
	==========	==========

1

As a result of our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated.

2	Adjustment of carrying value of long-term securities subject to outstanding interest rate swaps; see Note 14.

Maturities of long-term debt (in thousands) for the five years ending December 31, 2009 are $505,000, $5,000, $5,000, $305,000 and $5,000, respectively.

The 2013 Debentures and the 2005 Senior Notes are not redeemable prior to maturity. The 2028 and 2098 Debentures and the 2008 and 2012 Senior Notes are redeemable in whole or in part, at our option at any time, at redemption prices defined in the associated prospectus supplements. The 2026 and 2027 Debentures are redeemable in whole or in part, at our option after August 1, 2006, and November 1, 2004, respectively, at redemption prices defined in the associated prospectus supplements, which redemption prices generally do not make early redemption an economically favorable alternative. The Junior Subordinated Deferrable Interest Debentures are redeemable in whole or in part, (i) at our option after April 14, 2007 and (ii) at any time in certain limited circumstances upon the occurrence of certain events and at prices, all defined in the associated prospectus supplements. Upon redemption by us or at maturity of the Junior Subordinated Deferrable Interest Debentures, we must use the proceeds to make redemptions of the Capital Trust Securities on a pro rata basis.

On October 21, 2004, we retired our $75 million 8.75% Debentures due October 15, 2024 at a premium of 104.0% of the face amount. We recorded a loss of $2.4 million (net of associated tax benefit of $1.5 million) in connection with this early extinguishment of debt, which is included under the caption "Other, Net" in the accompanying Consolidated Statement of Operations for 2004.

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

At December 31, 2004 and 2003, the carrying amount of our long-term debt was $3.1 billion and $3.2 billion, respectively. The estimated fair values of our long-term debt at December 31, 2004 and 2003 are shown in Note 18.

(C) Capital Trust Securities

Our business trusts, K N Capital Trust I and K N Capital Trust III, are obligated for $100 million of 8.56% Capital Trust Securities maturing on April 15, 2027 and $175 million of 7.63% Capital Trust Securities maturing on April 15, 2028, respectively. As a result of adopting FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, we (i) no longer include the transactions and balances of K N Capital Trust I and K N Capital Trust III in our consolidated financial statements and (ii) began including our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts in a separate caption under the heading "Long-term Debt" in our Consolidated Balance Sheets. In addition, effective July 1, 2003 we (i) reclassified our trust preferred securities to the debt portion of our balance sheet and (ii) began classifying payments made by us in conjunction with the trust preferred securities as interest expense, rather than minority interest. For periods and dates prior to July 1, 2003, the Capital Securities are treated as a minority interest, shown in our Consolidated Balance Sheets under the caption "Kinder Morgan-Obligated Mandatorily Redeemable Preferred Capital Trust Securities of Subsidiary Trust Holding Solely Debentures of Kinder Morgan," and periodic payments made to the holders of these securities are classified under "Minority Interests" in our Consolidated Statements of Operations. See Note 18 for the fair value of these securities.

(D) Common Stock

On February 14, 2005, we paid a cash dividend on our common stock of $0.70 per share to stockholders of record as of January 31, 2005.

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock,

which program was increased to $400 million, $450 million, $500 million, $550 million and $750 million in February 2002, July 2002, November 2003, April 2004 and November 2004, respectively. As of December 31, 2004, we had repurchased a total of approximately $561.2 million (10,728,700 shares) of our outstanding common stock under the program, of which $108.6 million (1,695,900 shares), $38.0 million (724,600 shares) and $144.3 million (3,013,400 shares) were repurchased in the years ended December 31, 2004, 2003 and 2002, respectively.

(E) Kinder Morgan Management, LLC

On November 10, 2004, Kinder Morgan Management closed the issuance and sale of 1,300,000 listed shares in a privately negotiated transaction with a single purchaser. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds of approximately $52.6 million from the offering to buy additional i-units from Kinder Morgan Energy Partners. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management's 2004 Annual Report on Form 10-K.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a privately negotiated transaction with a single purchaser. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy additional i-units from Kinder Morgan Energy Partners.

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

13. Preferred Stock

We have authorized 200,000 shares of Class A and 2,000,000 shares of Class B preferred stock, all without par value. At December 31, 2004, 2003 and 2002, we did not have any outstanding shares of preferred stock.

14. Risk Management

We account for risk management activities according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively, "Statement 133." Statement 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accompanying Consolidated Balance Sheet as of December 31, 2004, includes, exclusive of amounts related to interest rate swaps as discussed below, balances of approximately $19.3 million, $258,000, $13.4 million and $166,000 in the captions "Current Assets: Other," "Deferred Charges and Other Assets," "Current Liabilities: Other," and "Other Liabilities and Deferred Credits: Other" respectively, related to these derivative financial instruments. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, Statement 133 allows a derivative's gains and losses to offset related results from the hedged item in the income statement, and requires that a company formally designate a derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

We enter into derivative contracts solely for the purpose of hedging exposures that accompany our normal business activities. In accordance with the provisions of Statement 133, we designated these instruments as hedges of various exposures as discussed following, and we test the effectiveness of changes in the value of these hedging instruments with the risk being hedged. Hedge ineffectiveness is recognized in income in the period in which it occurs. We enter into these transactions only with counterparties whose debt securities are rated investment grade by the major rating agencies. In general, the risk of default by these counterparties is low. While we enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that losses will result from counterparty credit risk in the future.

Our businesses require that we purchase, sell and consume natural gas. Specifically, we purchase, sell and/or consume natural gas (i) to serve our regulated natural gas distribution sales customers, (ii) to serve certain of our retail natural gas distribution customers in areas where regulatory restructuring has provided for competition in natural gas supply, for customers who have selected the Company as their supplier of choice under our "Choice Gas" program, (iii) as fuel in one of our Colorado power generation facilities, (iv) as fuel for compressors located on NGPL's pipeline system and (v) for operational sales of gas by NGPL.

With respect to item (i), we have no commodity risk because the regulated retail gas distribution regulatory structure provides that actual gas cost is "passed-through" to our customers. With respect to item (iii), our exposure is minimal and primarily consists of basis rather than commodity risk. With respect to item (iv), this fuel is supplied by in-kind fuel recoveries that are part of the transportation tariff. Items (ii) and (v) give rise to natural gas commodity price risk which we have chosen to substantially mitigate through our risk management program. We provide this mitigation through the use of financial derivative products, and we do not utilize these derivatives for any purpose other than risk mitigation.

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

With respect to operational sales of natural gas made by NGPL, we are exposed to risk associated with changes in the price of natural gas during the periods in which these sales are made. We mitigate this risk by selling natural gas futures and, as discussed above, over-the-counter basis swaps, on the NYMEX in the periods in which we expect to make these sales. In general, we do not hedge this exposure for periods in excess of 18 months.

During the three years ended December 31, 2004, all of our natural gas derivative activities were designated and qualified as cash flow hedges. We recognized a pre-tax loss of approximately $1,354,000 in 2004, a pre-tax gain of approximately $56,000 in 2003 and a pre-tax loss of approximately $46,000 in 2002 as a result of ineffectiveness of these hedges, which amounts are reported within the caption "Gas Purchases and Other Costs of Sales" in the accompanying Consolidated Statements of Operations. There was no component of these derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during 2005, substantially all of the accumulated other comprehensive income balance of approximately $138,000 at December 31, 2004, representing unrecognized net losses on derivative activities. During the three years ended December 31, 2004, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

We also provide certain administrative risk management services to Kinder Morgan Energy Partners, although Kinder Morgan Energy Partners retains the obligations and rights arising from all derivative transactions entered into on its behalf.

Our outstanding fixed-to-floating interest rate swap agreements had a notional principal amount of $1.5 billion at December 31, 2004. These agreements, entered into in August 2001, September 2002 and November 2003, effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate ("LIBOR") plus a credit spread. These swaps have been designated as fair value hedges and we have accounted for them utilizing the "shortcut" method prescribed for qualifying fair value hedges under Statement 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $85.9 million at December 31, 2004 is included in the caption "Deferred Charges and Other Assets" in the accompanying Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually. Based on the long-term debt effectively converted to floating rate debt as a result of the swaps discussed above, the market risk related to a 1% change in interest rates would result in a $15.0 million annual impact on pre-tax income.

On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in 2005 and received $28.1 million in cash. We are amortizing this amount (reducing interest expense) over the remaining period the 6.65% Senior Notes are outstanding. The unamortized balance of $2.3 million at December 31, 2004 is included in the caption "Value of Interest Rate Swaps" under the heading "Long-term Debt" in the accompanying Consolidated Balance Sheet.

Following is selected information concerning our natural gas risk management activities as of December 31, 2004:

	Commodity Contracts	Over the Counter Swaps and Options Contracts	Total
	(Dollars in thousands)
Deferred Net Gain (Loss)	$ 8,810	$ (8,989)	$ (179)
Contract Amounts -- Gross	$ 120,275	$ 154,120	$ 274,395
Contract Amounts -- Net	$ (49,631)	$(130,051)	$(179,682)

	(Number of contracts1)
Natural Gas
Notional Volumetric Positions: Long	544	185	729
Notional Volumetric Positions: Short	(1,210)	(2,341)	(3,551)
Net Notional Totals to Occur in 2005	(666)	(2,167)	(2,833)
Net Notional Totals to Occur in 2006 and Beyond	-	11	11
Crude Oil
Notional Volumetric Positions: Long	-	-	-
Notional Volumetric Positions: Short	-	(24)	(24)
Net Notional Totals to Occur in 2005	-	(24)	(24)
Net Notional Totals to Occur in 2006 and Beyond	-	-	-
Natural Gas Liquids
Notional Volumetric Positions: Long	-	-	-
Notional Volumetric Positions: Short	-	(8)	(8)
Net Notional Totals to Occur in 2005	-	(8)	(8)
Net Notional Totals to Occur in 2006 and Beyond	-	-	-

1 A term of reference describing a unit of commodity trading. One natural gas contract equals 10,000 MMBtus. One crude oil or natural gas liquids contract equals 1,000 barrels..

Our over-the-counter swaps and options are with a number of parties, each of which is an investment grade credit. At December 31, 2004, we were not owed money by any counterparties, and therefore have no credit exposure.

15. Employee Benefits

(A) Retirement Plans

We have defined benefit pension plans covering eligible full-time employees. These plans provide pension benefits that are based on the employees' compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. Plan assets included our common stock valued at $26.2 million and $20.4 million as of December 31, 2004 and 2003, respectively. The measurement date for our retirement plans is December 31.

Net periodic pension cost includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Service Cost	$ 8,619	$ 8,133	$ 7,121
Interest Cost	11,566	11,118	10,484
Expected Return on Assets	(16,338)	(13,282)	(15,665)
Net Amortization and Deferral	227	1,625	21
Settlement Loss	-	-	76
Net Periodic Pension Benefit Cost	$ 4,074	$ 7,594	$ 2,037
	==========	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

	2004	2003
	(In thousands)
Benefit Obligation at Beginning of Year	$ 180,862	$ 162,181
Service Cost	8,619	8,133
Interest Cost	11,566	11,118
Actuarial Loss	13,865	8,416
Benefits Paid	(10,031)	(8,986)
Benefit Obligation at End of Year	$ 204,881	$ 180,862
	==========	==========

The accumulated benefit obligation through December 31, 2004 and 2003 was $192.9 million and $170.9 million, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans' assets, the plans' funded status and prepaid (accrued) pension cost:

	December 31,
	2004	2003
	(In thousands)
Fair Value of Plan Assets at Beginning of Year	$ 185,610	$ 147,591
Actual Return on Plan Assets During the Year	24,197	37,971
Contributions by Employer	6,834	9,034
Benefits Paid During the Year	(10,031)	(8,986)
Fair Value of Plan Assets at End of Year	206,610	185,610
Benefit Obligation at End of Year	(204,881)	(180,862)
Plan Assets in Excess of Projected Benefit Obligation	1,729	4,748
Unrecognized Net Loss	25,596	19,802
Prior Service Cost Not Yet Recognized in Net Periodic Pension Costs	1,840	2,017
Unrecognized Net Asset at Transition	(33)	(196)
Prepaid Pension Cost	$ 29,132	$ 26,371
	==========	==========

For 2005, we expect to contribute approximately $25 million to the Plan.

Prepaid pension cost as of December 31, 2004 is recognized under the caption, "Current Assets: Other" in the accompanying Consolidated Balance Sheets.

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Expected Net Benefit Payments
(In thousands)
2005	$10,370
2006	$10,933
2007	$11,921
2008	$12,368
2009	$13,897
2010-2014	$87,809

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

In addition to our retirement plan described above, we have the Kinder Morgan, Inc. Savings Plan (the "Plan"), a defined contribution plan. We make contributions to the Plan in an amount equal to 4% of compensation on behalf of each eligible employee. In July 2004, our Board of Directors Compensation Committee approved, contingent upon its approval at its July 2005 meeting, an additional 1% contribution to each eligible employee beginning with the first pay period after the July 2005 meeting. This additional 1% contribution is discretionary and will require annual approval by the Compensation Committee. All contributions are in the form of Company stock, which is immediately convertible into other available investment vehicles at the employee's discretion. Our Board of Directors has authorized a total of 6.7 million shares to be issued through the Plan. In addition to the above contributions, we may make annual discretionary contributions based on our performance. These contributions are made in the year following the year for which the contribution amount is calculated. The total amount contributed for 2004, 2003 and 2002 was $12.2 million, $11.5 million and $11.4 million, respectively. For employees hired on or prior to December 31, 2004, all contributions, together with earnings thereon, are fully vested in the Plan. Employer contributions for employees hired on or after January 1, 2005 will vest on the second anniversary of the date of hire.

(B) Other Postretirement Employee Benefits

We have a defined benefit postretirement plan providing medical and life insurance benefits upon retirement for eligible employees and their eligible dependents. We fund a portion of the future expected postretirement benefit cost under the plan by making payments to Voluntary Employee Benefit Association trusts. Plan assets are invested in a mix of equity funds and fixed income instruments similar to the investments in our pension plans. The measurement date for our postretirement plan is December 31.

Net periodic postretirement benefit cost includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Service Cost	$ 373	$ 406	$ 419
Interest Cost	5,652	6,968	7,251
Expected Return on Assets	(5,178)	(5,450)	(6,721)
Net Amortization and Deferral	3,199	3,333	2,352
Net Periodic Postretirement Benefit Cost	$ 4,046	$ 5,257	$ 3,301
	==========	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

	2004	2003
	(In thousands)

Benefit Obligation at Beginning of Year	$ 106,939	$ 105,278
Service Cost	373	406
Interest Cost	5,652	6,968
Actuarial Loss	21,045	6,151
Benefits Paid	(13,906)	(15,510)
Retiree Contributions	3,796	3,646
Plan Amendments	(31,959)	-
Benefit Obligation at End of Year	$ 91,940	$ 106,939
	==========	==========

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets, the plan's funded status and the amounts included under the caption "Other" in the category "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets:

	December 31,
	2004	2003
	(In thousands)

Fair Value of Plan Assets at Beginning of Year	$ 62,693	$ 65,084
Actual Return on Plan Assets	9,888	6,382
Contributions by Employer	-	5,000
Retiree Contributions	3,728	3,637
Benefits Paid	(16,166)	(17,410)
Fair Value of Plan Assets at End of Year	60,143	62,693
Benefit Obligation at End of Year	(91,940)	(106,939)
Excess of Projected Benefit Obligation Over Plan Assets	(31,797)	(44,246)
Unrecognized Net Loss	68,084	54,283
Unrecognized Net Obligations at Transition	-	8,361
Unrecognized Prior Service Cost	(19,606)	2,329
Prepaid Expense	$ 16,681	$ 20,727
	===========	===========

We expect to make contributions of approximately $8.5 million to the plan in 2005.

A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 2004 net periodic postretirement benefit cost by approximately $5,418 ($5,019) and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $86,726 ($80,676).

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Expected Net Benefit Payments
(In thousands)
2005	$10,135
2006	$ 7,389
2007	$ 7,213
2008	$ 7,027
2009	$ 6,871
2010-2014	$32,469

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. In January 2004, the FASB issued Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, to provide guidance on accounting and disclosure for the Act as it pertains to postretirement benefit plans, and in May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superseded FSP FAS 106-1 effective July 1, 2004, which provides specific authoritative guidance on the accounting for the federal subsidy included in the Act. In the third quarter of 2004, our board approved a resolution to amend our postretirement benefit plan to eliminate prescription drug benefits for Medicare eligible retirees effective January 1, 2006, which eliminates any potential effects on our periodic postretirement benefit costs due to the federal subsidy included in the Act.

(C) Actuarial Assumptions

The assumptions used to determine benefit obligations for the pension and postretirement benefit plans were:

	December 31,
	2004	2003	2002
Discount Rate	6.0%	6.5%	7.0%
Expected Long-term Return on Assets	9.0%	9.0%	9.0%
Rate of Compensation Increase (Pension Plan Only)	3.5%	3.5%	3.5%

The assumptions used to determine net periodic benefit cost for the pension and postretirement benefits were:

	Year Ended December 31,
	2004	2003	2002
Discount Rate	6.5%	7.0%	7.25%
Expected Long-term Return on Assets	9.0%	9.0%	9.5%
Rate of Compensation Increase (Pension Plan Only)	3.5%	3.5%	3.5%

The assumed healthcare cost trend rates for the postretirement plan were:

	December 31,
	2004	2003	2002
Healthcare Cost Trend Rate Assumed for Next Year	3.0%	3.0%	3.0%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	3.0%	3.0%	3.0%
Year the Rate Reaches the Ultimate Trend Rate	2004	2003	2002

(D) Plan Investment Policies

The investment policies and strategies for the assets of our pension and retiree life and medical plans are established by the plans' Fiduciary Committee (the "Committee"). The stated philosophy of the Committee is to manage these assets in a manner consistent with the purpose for which the plans were established and the time frame over which the plans' obligations will be met. The objectives of the investment management program are to (1) ultimately achieve and maintain a fully funded status based on relevant actuarial assumptions, (2) have the ability to pay all plan obligations when due, (3) as a minimum, meet or exceed actuarial return assumptions and (4) earn the highest possible rate of return consistent with established risk tolerances. In seeking to meet these objectives, the Committee recognizes that prudent investing requires taking reasonable risks in order to raise the likelihood of achieving the targeted investment returns. In order to reduce portfolio risk and volatility, the Committee has adopted a strategy of using multiple asset classes. As of December 31, 2004, the following target asset allocation ranges were in effect (Minimum/Target/Maximum): Cash - 0%/0%/5%; Fixed Income - 20%/30%/40% and Equity - 60%/70%/80%. In order to achieve enhanced diversification, the equity category is further subdivided into sub-categories with respect to Kinder Morgan Stock, small cap vs. large cap, value vs. growth and international vs. domestic, each with its own target asset allocation (in the case of Kinder Morgan Stock, the allocation range was 5%/10%/15% at December 31, 2004).

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

(E) Return on Plan Assets

At December 31, 2004, our pension and retiree life and medical fund assets consisted of approximately 73.5% equity, 23.8% debt and 2.7% cash and cash equivalents. At December 31, 2003, the corresponding amounts were approximately 71.9% equity, 25.6% debt and 2.5% cash and cash equivalents. Historically over long periods of time, widely traded large-cap equity securities have provided a return of approximately 10%, while fixed income securities have provided a return of approximately 6%, indicating that a long-term expected return predicated on the asset allocation as of December 31, 2004 would be approximately 8.8% if the investments were made in the broad indexes. Since our pension funds are actively managed by professional managers who provide this service for a fee, we expect to earn a premium of 0.75% to 1.5% on the equity portion of our portfolio and 0.25% to 0.50% on the fixed income portion, over and above the fees we pay our money managers. Thus, on a weighted basis, we would expect to earn a premium of 0.62% to 1.24% due to active management. Our historical premium over a balanced index was 2.8%, 2.4% and 5.7% for the 1-year, 3-year and 5-year periods ended December 31, 2003, respectively. Therefore, using the low end of the range for the expected active management premium, we arrive at an overall expected return of approximately 9.4%, which we have lowered slightly to 9% for purposes of making the required calculations.

16. Common Stock Option and Purchase Plans

We have the following stock option plans: The 1992 Non-Qualified Stock Option Plan for Non-Employee Directors, the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which also provides for the issuance of restricted stock) and the Kinder Morgan, Inc. Amended and Restated 1999 Stock Option Plan. We also have an employee stock purchase plan.

We account for these plans using the "intrinsic value" method contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had we applied the "fair value" method contained in SFAS No. 123, Accounting for Stock-Based Compensation, our earnings would have been affected; see Note 1(S). In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This statement, which we will adopt in the third quarter of 2005, will affect the way we account for these plans; see Note 20.

On October 8, 1999, our Board of Directors approved the creation of our 1999 stock option plan, a broadly based non-qualified stock option plan. Under the plan, options may be granted to individuals who are regular full-time employees, including officers and directors who are employees. Prior to 2004, options under the plan vested in 25% increments on the anniversary of the grant over a four-year period from the date of grant and had a 10-year life. On July 20, 2004, approximately 289,000 shares were granted under the plan that will vest 100% after three years and have a seven-year life. All options granted under the plan must be granted at not less than the fair market value of Kinder Morgan, Inc. common stock at the close of trading on the date of grant. On January 17, 2001, our Board of Directors approved an additional 5 million shares for future grants to participants in the 1999 Stock Option Plan, which brings the aggregate number of shares subject to the plan to 10.5 million. The Board also recommended, and our shareholders approved at our May 8, 2001 annual meeting, an additional 0.5 million shares for future grants to participants in the 1992 Directors' Plan, which brings the aggregate number of shares subject to that plan to 1.03 million. On July 16, 2003, approximately 706,000 shares were granted to employees under the Long-term Incentive Plan. These shares will vest 100% after three years and have a 7-year life.

Under all plans, except the Long-term Incentive Plan, options must be granted at not less than 100% of the market value of the stock at the date of grant. Under the Long-term Incentive Plan options may be granted at less than 100% of the market value of the stock at the date of grant although we do not expect to make any grants of options at less than 100% of the market value of the stock at the grant date. Compensation expense was recorded totaling $5.1 million, $3.4 million and $1.4 million for 2004, 2003 and 2002, respectively, relating to restricted stock grants awarded under the plans.

Plan Name	Shares Subject to the Plan	Option Shares Granted Through December 31, 2004	Vesting Period	Expiration Period

1992 Directors' Plan	1,025,000	702,875	0 - 6 Months	10 Years
Long-term Incentive Plan	5,700,000	4,163,720	0 - 5 Years	5 - 10 Years
1999 Plan	10,500,000	7,897,016	3 - 4 Years	7 - 10 Years

A summary of the status of our stock option plans at December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the table and narrative below:

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at Beginning
of Year	6,499,507	$ 35.45	7,480,915	$ 35.94	6,975,717	$ 33.12
Granted	354,525	$ 60.91	1,019,700	$ 50.42	1,231,525	$ 47.76
Exercised	(1,712,685)	$ 34.16	(1,653,991)	$ 26.25	(519,091)	$ 23.46
Forfeited	(114,911)	$ 49.11	(347,117)	$ 36.54	(207,236)	$ 38.64
Outstanding at End of Year	5,026,436	$ 44.18	6,499,507	$ 35.45	7,480,915	$ 35.94
	==========		==========		==========

Exercisable at End of Year	3,154,197	$ 39.47	3,918,118	$ 35.46	3,978,017	$ 31.93
	==========		==========		==========

Weighted-Average Fair
Value of Options Granted		$ 16.87		$ 16.60		$ 19.36

The following table sets forth our common stock options outstanding at December 31, 2004, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

Options Outstanding				Options Exercisable
Price Range	Number Outstanding	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable	Wtd. Avg. Exercise Price

$00.00 - $23.81	834,100	$ 23.73	4.66 years	834,100	$ 23.73
$24.04 - $43.10	1,324,434	$ 35.74	6.17 years	933,284	$ 33.69
$49.00 - $53.20	1,335,494	$ 51.13	6.17 years	996,061	$ 50.98
$53.60 - $60.18	1,164,633	$ 55.16	6.24 years	310,752	$ 56.55
$60.79 - $61.40	367,775	$ 60.92	7.10 years	80,000	$ 61.40
	5,026,436	$ 44.18	6.00 years	3,154,197	$ 39.47
	==========			==========

Under the employee stock purchase plan, we may sell up to 2,400,000 shares of common stock to eligible employees. Employees purchase shares through voluntary payroll deductions. Through 2004, shares were purchased quarterly at a 15% discount from the closing price of the common stock on the last trading day of each calendar quarter. Beginning with the March 31, 2005 quarterly purchase, the discount will be 5%. Employees purchased 86,255 shares, 95,997 shares and 127,425 shares for plan years 2004, 2003 and 2002, respectively. Using the Black-Scholes model to assign value to the option inherent in the right to purchase stock under the provisions of the employee stock purchase plan, the weighted-average fair value per share of purchase rights granted in 2004, 2003 and 2002 was $11.28, $9.67 and $9.60, respectively.

17. Commitments and Contingent Liabilities

(A) Leases and Guarantee

Expenses incurred under operating leases were $24.3 million in 2004, $6.4 million in 2003 and $8.1 million in 2002. The principal reason for the increased expense in 2004 is the lease associated with the Jackson, Michigan power generation facility as discussed below. Future minimum commitments under major operating leases as of December 31, 2004 are as follows:

Year	Commitment
(In thousands)

2005	$ 30,512
2006	29,166
2007	28,440
2008	25,903
2009	20,593
Thereafter	415,840
Total	$ 550,454
==========

Included in the future minimum commitments shown in the preceding table is the lease obligation associated with the Jackson, Michigan power generation facility. The project company that is the lessee of this facility is consolidated as of December 31, 2003, as a result of the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The facility is subject to a long-term tolling agreement, and the lease obligation is without recourse to the project investors.

As a result of our December 1999 sale of assets to ONEOK, ONEOK became primarily obligated for the lease of the Bushton gas processing facility. We remain secondarily liable for the lease, which had a remaining minimum obligation of approximately $189.1 million at December 31, 2004, with payments that average approximately $23 million per year through 2012. In conjunction with our contributions of assets to Kinder Morgan Energy Partners at December 31, 1999, December 31, 2000 and November 1, 2004, we are a guarantor of approximately $733.5 million of Kinder Morgan Energy Partners' debt. We would be obligated to perform under this guarantee only if Kinder Morgan Energy Partners and/or its assets were unable to satisfy its obligations.

(B) Capital Expenditures Budget

Approximately $2.2 million of our consolidated capital expenditure budget for 2005 had been committed for the purchase of plant and equipment at December 31, 2004.

(C) Commitments for Incremental Investment

We could be obligated (i) based on operational performance of the equipment at our Jackson, Michigan power generation facility to invest up to an additional $3 to $8 million per year for the next 14 years and (ii) based on cash flows generated by the facility, to invest up to an additional $25 million beginning in 2018, in each case in the form of an incremental preferred interest.

(D) Standby Letters of Credit

Letters of credit totaling $32.2 million outstanding at December 31, 2004 consisted of the following: (i) four letters of credit, totaling $13.0 million, required under provisions of our property and casualty, worker's compensation and general liability insurance policies, (ii) a $10.7 million letter of credit supporting the subordination of operating fees payable to us for operation of the Jackson, Michigan power generation facility to payments due under the operating lease of the facilities, (iii) a $6.6 million letter of credit associated with the outstanding debt of Thermo Cogeneration Partnership, L.P., the entity responsible for the operation of our Colorado power generation assets and (iv) a $1.9 million letter of credit supporting Thermo Cogeneration Partnership, L.P.'s performance under its contract with Public Service Company of Colorado, the principal customer of our Colorado power generation assets.

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

December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In millions)
Financial Liabilities:
Long-term Debt	$ 3,132.5[1]	$ 3,420.6[1]	$ 3,198.4[1]	$ 3,495.4[1]
Energy Financial Instruments, Net	$ (0.2)	$ (0.2)	$ (9.8)	$ (9.8)
Outstanding Interest Rate Swaps	$ (85.9)	$ (85.9)	$ (71.8)	$ (71.8)
____________
1 Includes an adjustment exactly offsetting the fair value of the outstanding interest rate swaps. See Note 14.

19. Business Segment Information

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) Prior to its sale as discussed following, TransColorado Gas Transmission Company, referred to as TransColorado, an interstate natural gas pipeline located in western Colorado and northwest New Mexico; (3) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the sales of natural gas to certain utility customers under the Choice Gas Program and (4) Power, the operation and, in previous periods, construction of natural gas-fired electric generation facilities. Our investment in TransColorado Gas Transmission Company was contributed to Kinder Morgan Energy Partners effective November 1, 2004 (see Note 5). In previous periods, we owned and operated other lines of business that we discontinued during 1999.

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

NGPL's principal delivery market area encompasses the states of Illinois, Indiana, Iowa and portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. NGPL is the largest transporter of natural gas to the Chicago, Illinois area, its largest market. During 2004, approximately 42% of NGPL's transportation represented deliveries to this market. NGPL's storage capacity is largely located near its transportation delivery markets, effectively serving the same customer base. NGPL has a number of individually significant customers, including local gas distribution companies in the greater Chicago area and major natural gas marketers and, during 2004, approximately 54% of its operating revenues from tariff services were attributable to its eight largest customers. Kinder Morgan Retail's markets are represented by residential, commercial and industrial customers located in Colorado, Nebraska and Wyoming. These markets represent varied types of customers in many industries, but a significant amount of Kinder Morgan Retail's load is represented by the use of natural gas for space heating, grain drying and irrigation. The latter two groups of customers are concentrated in the agricultural industry, and all markets are affected by the weather. Power's current principal market is represented by the local electric utilities in Colorado, which purchase the power output from its generation facilities. Due to the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, the results of operations of our Triton Power affiliates are included in our consolidated operating results and in the results of our Power segment beginning with the first quarter of 2004. Although the results of Triton have an impact on the total operating revenues and expenses of the Power business segment, after taking into account the associated minority interests, the consolidation of Triton had no effect on Power's segment earnings. During 2004 and excluding certain non-recurring revenues, approximately 71% of Power's operating revenues were for operating the Jackson, Michigan Power facility, 21% were electric sales revenues from XCEL Energy's Public Service Company of Colorado under a long-term contract, and the remaining 8% were primarily for operating the Ft. Lupton, Colorado power facility.

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

During 2004, 2003 and 2002, we did not have revenues from any single customer that exceeded 10% of our consolidated operating revenues.

Business Segment Information
	Year Ended December 31, 2004					December 31, 2004
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 392,806	$ 778,877	$ -	$ 94,462	$ 88,202	$ 5,546,509
TransColorado[1]	20,255	28,795	-	3,605	15,002	-
Kinder Morgan Retail	69,264	287,197	-	17,123	61,038	462,760
Power[2]	15,255	70,064	-	3,552	-	378,008
Segment Totals	497,580	$1,164,933	$ -	$ 118,742	$ 164,242	6,387,277
		==========	========	=========	=========
Earnings from Investment in Kinder Morgan Energy				Investment In Kinder Morgan
Partners	558,078			Energy Partners		2,305,212
General and Administrative				Goodwill		918,076
Expenses	(77,841)			Other[3]		506,336
Other Income and				Consolidated		$10,116,901
(Expenses)	(222,596)					===========
Income from
Continuing Operations
Before Income Taxes	$ 755,221
	=========

	Year Ended December 31, 2003					December 31, 2003
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 372,017	$ 784,732	$ -	$ 92,193	$ 114,504	$ 5,551,595
TransColorado[1]	23,112	32,197	-	4,224	14,841	267,597
Kinder Morgan Retail	65,482	249,119	-	16,197	28,816	423,138
Power[2]	22,076	31,849	-	4,914	2,643	450,799
Segment Totals	482,687	$1,097,897	$ -	$ 117,528	$ 160,804	6,693,129
		==========	========	=========	=========
Earnings from Investment in Kinder Morgan Energy				Investment In Kinder Morgan
Partners	464,967			Energy Partners		2,106,312
General and Administrative				Goodwill		972,380
Expenses	(71,741)			Other[3]		264,890
Other Income and				Consolidated		$10,036,711
(Expenses)	(249,609)					===========
Income from Continuing Operations Before Income Taxes	$ 626,304
	=========

	Year Ended December 31, 2002					December 31, 2002
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 359,911	$ 699,998	$ -	$ 87,305	$ 132,026	$ 5,629,355
TransColorado[1]	12,648	7,725	93	1,062	325	258,627
Kinder Morgan Retail	64,056	259,748	-	15,044	25,395	406,797
Power[2]	36,673	47,784	-	3,085	17,207	389,596
Segment Totals	473,288	$1,015,255	$ 93	$ 106,496	$ 174,953	6,684,375
		==========	========	=========	=========
Earnings from Investment in Kinder Morgan Energy				Investment In Kinder Morgan
Partners	392,135			Energy Partners		2,034,160
General and Administrative				Goodwill		990,878
Expenses	(73,496)			Other[3]		393,337
Other Income and				Consolidated		$10,102,750
(Expenses)	(349,197)					===========
Income from Continuing Operations Before Income Taxes	$ 442,730
	=========
_______________
1

Effective November 1, 2004 we contributed our investment in TransColorado Gas Transmission Company to Kinder Morgan Energy Partners (see Note 5). TransColorado was a 50/50 joint venture with Questar Corp. until we bought Questar's interest effective October 1, 2002, thus becoming the sole owner. As a result, TransColorado's results shown above reflect our 50% equity interest in its earnings prior to October 1, 2002 and 100% of its results on a consolidated basis from October 1, 2002 through October 31, 2004.

2

Does not include (i) pre-tax charges of $33.5 million, $44.5 million and $134.5 million in 2004, 2003 and 2002, respectively, to record the impairment of certain assets, (ii) incremental earnings of $18.5 million in 2004 reflecting (1) the recognition of previously deferred revenues associated with construction of the Jackson, Michigan power generation facility, (2) gains from the sale of surplus power generation equipment and (3) the settlement of certain litigation. Results for 2003 exclude a pre-tax loss of $2.9 million resulting from the sale of natural gas reserves by an equity-method investee (see Notes 5 and 6).

3

Includes, as applicable to each particular year, cash and cash equivalents, the market value of derivative instruments (including interest rate swaps), income tax receivables and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Geographic Information

All but an insignificant amount of our assets and operations are located in the continental United States.

20. Recent Accounting Pronouncements

In January 2004, the FASB issued FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to postpone accounting for the effects of the Act. Regardless of whether a company elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which superseded FSP FAS 106-1 effective July 1, 2004. FSP FAS 106-2 provides transitional guidance for accounting for the effects of the Act on the accumulated projected benefit obligation and periodic postretirement health care benefit expense. In the third quarter of 2004, our board approved a resolution to amend our postretirement benefit plan to eliminate prescription drug benefits for Medicare eligible retirees effective January 1, 2006, which eliminates any potential effects on our periodic postretirement benefit costs due to the federal subsidy included in the Act.

At its November 30, 2004 meeting, the FASB ratified the consensus reached by its Emerging Issues Task Force on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations." This consensus clarified (i) how an entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity and (ii) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. This consensus is required to be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Operating results related to a component that is disposed of or classified as held for sale within an enterprise's fiscal year that includes the date that this consensus was ratified is permitted to be classified to reflect this consensus. This consensus, while not required to be applied to this transaction, provided further guidance confirming that our contribution of TransColorado Gas Transmission Company to Kinder Morgan Energy Partners as of November 1, 2004 (see Note 5) should not be given discontinued operations treatment.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards. Significant provisions of SFAS No. 123R include the following:

•	share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised;

•	when measuring fair value, companies can choose an option-pricing model that appropriately reflects their specific circumstances and the economics of their transactions;

•	companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects. Upon settlement of share-based payment awards, the tax effects will be recognized in the income statement or additional paid-in capital; and

•	public companies are allowed to select from three alternative transition methods - each having different reporting implications.

In October 2004, the FASB decided to delay by six months the effective date for public companies to implement SFAS No. 123R (revised 2004). The new Statement is now effective for public companies for interim and annual periods beginning after June 15, 2005. Public companies with calendar year-ends will be required to adopt SFAS No. 123R in the third quarter of 2005. We are currently reviewing the effects of this accounting Statement.

SELECTED QUARTERLY FINANCIAL DATA
KINDER MORGAN, INC. AND SUBSIDIARIES
Quarterly Operating Results for 2004
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts) (Unaudited)
Operating Revenues	$ 352,586	$ 236,867	$ 249,642	$ 325,838
Gas Purchases and Other Costs of Sales	133,471	52,210	55,821	108,062
Other Operating Expenses	96,344	95,971	97,886	127,240[1]
Operating Income	122,771	88,686	95,935	90,536
Other Income and (Expenses)	85,113	83,331	88,118	100,731
Income from Continuing Operations Before Income Taxes	207,884	172,017	184,053	191,267
Income Taxes	80,842	67,627	72,123	6,125
Income from Continuing Operations	127,042	104,390	111,930	185,142
Loss on Disposal of Discontinued Operations, Net of Tax	-	-	-	(6,424)
Net Income	$ 127,042	$ 104,390	$ 111,930	$ 178,718
	==========	==========	==========	==========

Basic Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 1.03	$ 0.84	$ 0.91	$ 1.49
Loss on Disposal of Discontinued Operations	-	-	-	(0.05)
Total Basic Earnings Per Common Share	$ 1.03	$ 0.84	$ 0.91	$ 1.44
	==========	==========	==========	==========

Number of Shares Used in Computing
Basic Earnings Per Common Share	123,715	123,882	123,673	123,844
	==========	==========	==========	==========

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 1.02	$ 0.84	$ 0.90	$ 1.48
Loss on Disposal of Discontinued Operations	-	-	-	(0.05)
Total Diluted Earnings Per Common Share	$ 1.02	$ 0.84	$ 0.90	$ 1.43
	==========	==========	==========	==========

Number of Shares Used in Computing
Diluted Earnings Per Common Share	124,938	124,955	124,683	125,021
	==========	==========	==========	==========

1	Includes a charge of $33.5 million to record an impairment of certain of our Power assets; see Note 6.

SELECTED QUARTERLY FINANCIAL DATA
KINDER MORGAN, INC. AND SUBSIDIARIES
Quarterly Operating Results for 2003
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
	(Unaudited)
Operating Revenues	$ 318,868	$ 251,865	$ 246,983	$ 280,181
Gas Purchases and Other Costs of Sales	112,955	79,852	72,515	88,939
Other Operating Expenses	83,108	86,765	86,888	130,782[1]
Operating Income	122,805	85,248	87,580	60,460
Other Income and (Expenses)	59,079	68,787	69,323	73,022
Income Before Income Taxes	181,884	154,035	156,903	133,482
Income Taxes	70,814	59,841	61,273	52,672
Net Income	$ 111,070	$ 94,194	$ 95,630	$ 80,810
	==========	==========	==========	==========

Basic Earnings Per Common Share	$ 0.91	$ 0.77	$ 0.78	$ 0.66
	==========	==========	==========	==========

Number of Shares Used in Computing
Basic Earnings Per Common Share	121,877	122,218	123,109	123,196
	==========	==========	==========	==========

Diluted Earnings Per Common Share	$ 0.90	$ 0.76	$ 0.77	$ 0.65
	==========	==========	==========	==========

Number of Shares Used in Computing
Diluted Earnings Per Common Share	123,078	123,474	124,345	124,365
	==========	==========	==========	==========

1	Includes a charge of $44.5 million to record an impairment of certain of our Power assets; see Note 6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Certain information required by this item is contained in our Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference. For information regarding our current executive officers, see "Executive Officers of the Registrant" in Part I.

Item 11. Executive Compensation.

Information required by this item is contained in our Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is contained in our Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this item is contained in our Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference. Also see the discussion under "Other" within Items 1 and 2 (c) of this report and Note 5 of the accompanying Notes to Consolidated Financial Statements.

Item 14. Principal Accounting Fees and Services.

Information required by this item is contained in our Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)	(1)	Financial Statements

  Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts is omitted because the required information is shown in Note 1(G) of the accompanying Notes to Consolidated Financial Statements.

The financial statements, including the notes thereto, of Kinder Morgan Energy Partners, an equity method investee of the Registrant, are incorporated herein by reference from pages 101 through 181 of Kinder Morgan Energy Partners' Annual Report on Form 10-K for the year ended December 31, 2004.

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

3.3	Certificate of Restatement of Articles of Incorporation of K N Energy, Inc. (Exhibit 4.19 to the Registration Statement on Form S-3 (File No. 333-55921) of K N Energy, Inc., filed on June 3, 1998)

3.4	By-Laws of Kinder Morgan, Inc., as amended to January 2004 (Exhibit 3.4 to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003)

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

Exhibit Number	Description

4.3

Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National Association (Exhibit 4(c) to Kinder Morgan, Inc.'s Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000)

4.4

Indenture dated as of November 20, 1993, between K N Energy, Inc. and Continental Bank, National Association (Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 33-51115) of K N Energy, Inc. filed on November 19, 1993) Note -- Copies of instruments relative to long-term debt in authorized amounts that do not exceed 10% of the consolidated total assets of Kinder Morgan, Inc. and its subsidiaries have not been furnished. Kinder Morgan, Inc. will furnish such instruments to the Commission upon request.

4.5

Registration Rights Agreement among Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. dated May 18, 2001 (Exhibit 4.7 to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002)

4.6	Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of August 21, 1995 (Exhibit 1 on Form 8-A dated August 21, 1995 (File No. 1-6446))

4.7

Amendment No. 1 to Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of September 8, 1998 (Exhibit 10(cc) to K N Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6446))

4.8

Amendment No. 2 to Rights Agreement of Kinder Morgan, Inc. dated July 8, 1999, between Kinder Morgan, Inc. and First Chicago Trust Company of New York, as successor-in-interest to the Bank of New York, as Rights Agent (Exhibit 4.1 to Kinder Morgan, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 1999)

4.9

Form of Amendment No. 3 to Rights Agreement of Kinder Morgan, Inc. dated September 1, 2001, between Kinder Morgan, Inc. and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4(m) to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)

4.10

Form of Indenture dated as of August 27, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan, Inc.'s Registration Statement on Form S-4 (File No. 333-100338) filed on October 4, 2002)

4.11

Form of First Supplemental Indenture dated as of December 6, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan, Inc.'s Registration Statement on Form S-4 (File No. 333-102873) filed on January 31, 2003)

Exhibit Number	Description

4.12	Form of 6.50% Note (contained in the Indenture incorporated by reference to Exhibit 4.12 hereto)

4.13

Form of Registration Rights Agreement dated as of December 6, 2002 among Kinder Morgan, Inc., Wachovia Securities, Inc., and Barclays Capital Inc. (filed as Exhibit 4.4 to Kinder Morgan, Inc.'s Registration Statement on Form S-4 (File No. 333-102873) filed on January 31, 2003)

4.14

Form of certificate representing the common stock of Kinder Morgan, Inc. (filed as Exhibit 4.1 to Kinder Morgan, Inc.'s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003)

4.15

Form of Senior Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan, Inc.'s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003)

4.16	Form of Senior Note of Kinder Morgan, Inc. (included in the Form of Senior Indenture incorporated by reference to Exhibit 4.16 hereto)

4.17

Form of Subordinated Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.4 to Kinder Morgan, Inc.'s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003)

4.18	Form of Subordinated Note of Kinder Morgan, Inc. (included in the Form of Subordinated Indenture incorporated by reference to Exhibit 4.18 hereto)

10.1	1994 Amended and Restated Kinder Morgan, Inc. Long-term Incentive Plan (Appendix A to Kinder Morgan, Inc.'s 2000 Proxy Statement on Schedule 14A)

10.2	Kinder Morgan, Inc. Amended and Restated 1999 Stock Plan (Appendix B to Kinder Morgan, Inc.'s 2004 Proxy Statement on Schedule 14A)

10.3	Kinder Morgan, Inc. Amended and Restated 1992 Stock Option Plan for Nonemployee Directors (Appendix A to Kinder Morgan, Inc.'s 2001 Proxy Statement on Schedule 14A)

10.4	2000 Annual Incentive Plan of Kinder Morgan, Inc. (Appendix D to Kinder Morgan, Inc.'s 2000 Proxy Statement on Schedule 14A)

10.5	Kinder Morgan, Inc. Employees Stock Purchase Plan (Appendix E to Kinder Morgan, Inc.'s 2000 Proxy Statement on Schedule 14A)

10.6	Form of Nonqualified Stock Option Agreement (Exhibit 10(f) to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)

10.7	Form of Restricted Stock Agreement (Exhibit 10(g) to Kinder Morgan, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit Number	Description

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

10.10

Form of Purchase Provisions between Kinder Morgan Management, LLC and Kinder Morgan, Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement of Kinder Morgan Management, LLC filed as Exhibit 4.2 to Kinder Morgan Management, LLC's Registration Statement on Form 8-A/A filed on July 24, 2002)

10.11

Resignation and Non-Compete Agreement, dated as of July 21, 2004, between KMGP Services, Inc. and Michael C. Morgan (Exhibit 10.12 to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended June 30, 2004)

10.12

5-Year Credit Agreement dated as of August 18, 2004, among Kinder Morgan, Inc., the lenders party thereto and Wachovia Bank, National Association as Administrative Agent (Exhibit 10.1 to Kinder Morgan, Inc.'s Form 10-Q for the quarter ended September 30, 2004)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

The financial statements of Kinder Morgan Energy Partners, L.P. and subsidiaries (incorporated by reference to pages 101 through 181 on the Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2004)

___________ * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
By	/s/ C. Park Shaper
C. Park Shaper Executive Vice President and Chief Financial Officer
Date: March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ Edward H. Austin, Jr.	Director
Edward H. Austin, Jr.

/s/ Charles W. Battey	Director
Charles W. Battey

/s/ Stewart A. Bliss	Director
Stewart A. Bliss

/s/ Ted A. Gardner	Director
Ted A. Gardner

/s/ William J. Hybl	Director
William J. Hybl

/s/ Richard D. Kinder	Director, Chairman, Chief Executive Officer
Richard D. Kinder	and President (Principal Executive Officer)

/s/ Michael C. Morgan	Director
Michael C. Morgan

/s/ Edward Randall, III	Director
Edward Randall, III

/s/ Fayez Sarofim	Director
Fayez Sarofim

/s/ C. Park Shaper	Executive Vice President and Chief Financial Officer
C. Park Shaper	(Principal Financial and Accounting Officer)

/s/ H. A. True, III	Director
H. A. True, III