Form 10-Q
period 2005-03-31
KINDER MORGAN INC
filed 2005-05-06
CIK 54502

Table of Contents

KMI Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

(713) 369-9000
(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock, $5 par value, as of April 29, 2005 was 121,929,393 shares.

KMI Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

KMI Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	March 31,	December 31,
	2005	2004
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 10,157	$ 176,520
Restricted Deposits	20,827	38,049
Accounts Receivable, Net:
Trade	93,812	82,544
Related Parties	5,780	5,859
Note Receivable	3,425	4,594
Inventories	67,914	41,781
Gas Imbalances	5,074	5,625
Other	142,343	114,286
	349,332	469,258

Investments:
Kinder Morgan Energy Partners	2,150,106	2,305,212
Goodwill	918,076	918,076
Other	176,697	176,143
	3,244,879	3,399,431

Property, Plant and Equipment, Net	5,833,790	5,851,965

Deferred Charges and Other Assets	372,976	396,247

Total Assets	$ 9,800,977	$10,116,901

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	March 31, 2005	December 31, 2004
	(In thousands except shares)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 5,000	$ 505,000
Notes Payable	221,000	-
Accounts Payable:
Trade	32,786	58,119
Related Parties	14,013	180
Accrued Interest	28,338	67,206
Accrued Taxes	73,718	32,547
Gas Imbalances	15,667	18,254
Other	179,853	157,503
	570,375	838,809

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,479,691	2,530,065
Other	131,250	148,044
	2,610,941	2,678,109

Long-term Debt:
Outstanding Notes and Debentures	2,507,941	2,257,950
Deferrable Interest Debentures Issued to Subsidiary Trusts	283,600	283,600
Value of Interest Rate Swaps	41,455	88,243
	2,832,996	2,629,793

Minority Interests in Equity of Subsidiaries	1,082,086	1,105,436

Stockholders’ Equity:
Common Stock-
Authorized - 150,000,000 Shares, Par Value $5 Per Share
Outstanding - 135,088,816 and 134,198,905 Shares,
Respectively, Before Deducting 13,008,451 and 10,666,801
Shares Held in Treasury	675,444	670,995
Additional Paid-in Capital	1,907,349	1,863,145
Retained Earnings	1,032,826	975,912
Treasury Stock	(736,760)	(558,844)
Deferred Compensation	(29,717)	(31,712)
Accumulated Other Comprehensive Loss	(144,563)	(54,742)
Total Stockholders’ Equity	2,704,579	2,864,754

Total Liabilities and Stockholders’ Equity	$ 9,800,977	$10,116,901

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended March 31,
	2005	2004
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 207,360	$ 198,793
Natural Gas Sales	109,849	137,102
Other	19,674	16,691
Total Operating Revenues	336,883	352,586

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	112,610	133,471
Operations and Maintenance	40,145	36,194
General and Administrative	16,673	22,288
Depreciation and Amortization	29,355	29,481
Taxes, Other Than Income Taxes	8,548	8,381
Total Operating Costs and Expenses	207,331	229,815

Operating Income	129,552	122,771

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	154,045	128,767
Equity in Earnings of Other Equity Investments	3,313	2,807
Interest Expense, Net	(35,764)	(32,434)
Interest Expense – Deferrable Interest Debentures	(5,478)	(5,478)
Minority Interests	(11,699)	(9,308)
Other, Net	6,068	759
Total Other Income and (Expenses)	110,485	85,113

Income from Continuing Operations Before Income Taxes	240,037	207,884
Income Taxes	94,946	80,842
Income from Continuing Operations	145,091	127,042
Loss on Disposal of Discontinued Operations, Net of Tax	(1,812)	-

Net Income	$ 143,279	$ 127,042

Basic Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 1.18	$ 1.03
Loss on Disposal of Discontinued Operations	(0.02)	-
Total Basic Earnings Per Common Share	$ 1.16	$ 1.03

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	123,204	123,715

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 1.17	$ 1.02
Loss on Disposal of Discontinued Operations	(0.02)	-
Total Diluted Earnings Per Common Share	$ 1.15	$ 1.02

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	124,413	124,938

Dividends Per Common Share	$ 0.7000	$ 0.5625

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 143,279	$ 127,042
Adjustments to Reconcile Net Income to Net Cash Flows
from Operating Activities:
Loss on Disposal of Discontinued Operations, Net of Tax	1,812	-
Depreciation and Amortization	29,355	29,481
Deferred Income Taxes	36,991	31,213
Equity in Earnings of Kinder Morgan Energy Partners	(154,045)	(128,767)
Distributions from Kinder Morgan Energy Partners	124,393	101,411
Equity in Earnings of Other Investments	(3,313)	(2,807)
Minority Interests in Income of Consolidated Subsidiaries	11,699	9,308
Deferred Purchased Gas Costs	9,823	3,662
Net Gains on Sales of Assets	(5,052)	(389)
Pension Contribution in Excess of Expense	(24,675)	-
Changes in Gas in Underground Storage	(21,811)	30,045
Changes in Working Capital Items	(104,855)	(30,619)
Payment to Terminate Interest Rate Swap	(3,543)	-
Other, Net	(7,250)	(1,784)
Net Cash Flows Provided by Continuing Operations	32,808	167,796
Net Cash Flows Used in Discontinued Operations	(469)	(358)
Net Cash Flows Provided by Operating Activities	32,339	167,438

Cash Flows From Investing Activities:
Capital Expenditures	(15,255)	(19,923)
Investment in Kinder Morgan Energy Partners (Note 7)	-	(17,504)
Net Proceeds from (Investments in) Margin Deposits	17,222	(47,794)
Other Investments	(278)	(280)
Sale of Kinder Morgan Management Shares	17,500	-
Net (Cost of Removal) Proceeds from Sales of Other Assets	(747)	510
Net Cash Flows Provided by (Used in) Investing Activities	18,442	(84,991)

Cash Flows From Financing Activities:
Short-term Debt, Net	221,000	(30,700)
Long-term Debt Issued	250,000	-
Long-term Debt Retired	(500,000)	-
Bank Overdraft	10,960	-
Issuance of Shares by Kinder Morgan Management	-	15,000
Common Stock Issued	28,428	23,219
Short-term Advances (To) From Unconsolidated Affiliates	13,912	(13,640)
Treasury Stock Acquired	(153,537)	(2,097)
Cash Dividends, Common Stock	(86,365)	(69,588)
Minority Interests, Net	(29)	(108)
Debt Issuance Costs	(1,513)	-
Securities Issuance Costs	-	(75)
Net Cash Flows Used in Financing Activities	(217,144)	(77,989)

Net Increase (Decrease) in Cash and Cash Equivalents	(166,363)	4,458
Cash and Cash Equivalents at Beginning of Period	176,520	11,076
Cash and Cash Equivalents at End of Period	$ 10,157	$ 15,534

For supplemental cash flow information, see Note 4.

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are an energy transportation, storage and related services provider and have operations in the Rocky Mountain and mid-continent regions of the United States, with principal operations in Arkansas, Colorado, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wyoming. Our business activities include: (i) storing, transporting and selling natural gas, (ii) providing retail natural gas distribution services and (iii) operating and, in previous periods, developing and constructing electric generation facilities. We have both regulated and nonregulated operations. In addition, we own the general partner interest, as well as significant limited partner interests, in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership, referred to in these Notes as “Kinder Morgan Energy Partners,” and receive a substantial portion of our earnings from returns on these investments. Our common stock is traded on the New York Stock Exchange under the symbol “KMI.”

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”). Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries.

1.   Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense would not be recognized for stock options unless the options were granted at an exercise price lower than the market price on the grant date, which we have not done. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, among other factors, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, for the three months ended March 31, 2004, the pro forma amounts include approximately $229,000 related to the 15 percent purchase discount offered under the employee stock purchase plan. Effective January 1, 2005, the purchase discount offered under the employee stock purchase plan was reduced to 5 percent. Amounts related to the 5 percent discount are not included in the pro forma amounts for the three months ended March 31, 2005 because the employee stock purchase plan is no longer considered a compensatory plan under SFAS No. 123.

The FASB recently issued SFAS No. 123R (revised 2004), Share-Based Payment, which will change

KMI Form 10-Q

our accounting for stock options and similar awards, see Note 17.

	Three Months Ended March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net Income, As Reported	$ 143,279	$ 127,042
Add: Stock-based Employee Compensation Expense
Included in Reported Net Income, Net of Related Tax Effects	1,196	775
Deduct: Total Stock-based Employee Compensation Expense
Determined under the Fair Value Method for All Awards,
Net of Related Tax Effects	(3,522)	(4,525)
Net Income, Pro Forma	$ 140,953	$ 123,292

Basic Earnings Per Share:
As Reported	$ 1.16	$ 1.03
Pro Forma	$ 1.14	$ 1.00

Diluted Earnings Per Share:
As Reported	$ 1.15	$ 1.02
Pro Forma	$ 1.13	$ 0.99

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Weighted-average Common Shares Outstanding	123,204	123,715
Dilutive Common Stock Options	1,209	1,223
Shares Used to Compute Diluted Earnings Per Common Share	124,413	124,938

No options were excluded from the diluted earnings per share calculation for the three months ended March 31, 2005 because none of the options would have been antidilutive. Weighted-average stock options outstanding totaling 0.1 million for the three months ended March 31, 2004 were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

3.   Interest Expense, Net

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $0.2 million for each of the three months ended March 31, 2005 and 2004.

KMI Form 10-Q

4.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Accounts Receivable	$ (11,268)	$ (2,823)
Materials and Supplies Inventory	269	167
Other Current Assets	(34,098)	17,574
Accounts Payable	(25,333)	(25,247)
Other Current Liabilities	(34,425)	(20,290)
	$(104,855)	$ (30,619)

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 67,742	$ 61,879
Income Taxes Paid	$ 7,123	$ 2,384

Distributions received by our Kinder Morgan Management subsidiary from its investment in i-units of Kinder Morgan Energy Partners are in the form of additional i-units, while distributions made by Kinder Morgan Management to its shareholders are in the form of additional Kinder Morgan Management shares, see Note 6. “Other, Net” as presented in the accompanying interim Consolidated Statements of Cash Flows principally consists of other non-cash increases and decreases to earnings, including amortization of deferred revenue, amortization of debt discount and expense and amortization of interest rate swap proceeds previously received upon termination of the swap.

5.   Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net Income:	$ 143,279	$ 127,042
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(29,182)	(8,373)
Reclassification of Change in Fair Value of Derivatives to Net Income	(2,340)	756
Equity in Other Comprehensive Loss of Equity Method Investees	(118,119)	(17,327)
Minority Interest in Other Comprehensive Loss of Equity Method
Investees	59,820	8,482
Other Comprehensive Loss	(89,821)	(16,462)

Comprehensive Income	$ 53,458	$ 110,580

The Accumulated Other Comprehensive Loss of $144.6 million at March 31, 2005 consisted of (i) $112.9 million representing our pro rata share of the accumulated other comprehensive loss of Kinder

KMI Form 10-Q

Morgan Energy Partners and (ii) $31.7 million representing unrecognized net losses on hedging activities.

6.   Kinder Morgan Management, LLC

On February 14, 2005, Kinder Morgan Management made a distribution of 0.017651 of its shares per outstanding share (955,936 total shares) to shareholders of record as of January 31, 2005, based on the $0.74 per common unit distribution declared by Kinder Morgan Energy Partners. On May 13, 2005, Kinder Morgan Management will make a distribution of 0.017482 of its shares per outstanding share (963,496 total shares) to shareholders of record as of April 29, 2005, based on the $0.76 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners’ cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

7.   Investments and Sales

On January 31, 2005, we sold 413,516 Kinder Morgan Management shares that we owned for approximately $17.5 million. We recognized a pre-tax gain of $4.5 million associated with this sale.

In February 2004, Kinder Morgan Energy Partners issued 5.3 million common units in a public offering at a price of $46.80 per common unit, receiving total net proceeds (after underwriting discount) of $237.8 million. We did not acquire any of these common units. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 19.0% to approximately 18.5% and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners by $23.2 million, (ii) associated accumulated deferred income taxes by $0.1 million and (iii) paid-in capital by $0.2 million and, in addition, reduced our equity method goodwill in Kinder Morgan Energy Partners by $23.1 million. In addition, in February 2004, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners’ operating partnerships, we made a contribution of approximately $2.4 million.

On March 25, 2004, Kinder Morgan Management closed the issuance and sale of 360,664 listed shares in a limited registered offering. None of the shares from the offering were purchased by Kinder Morgan, Inc. Kinder Morgan Management used the net proceeds of approximately $14.9 million from the offering to buy 360,664 additional i-units from Kinder Morgan Energy Partners. This issuance of i-units reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 18.54% to approximately 18.51% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $1.2 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $1.5 million, (ii) paid-in capital by $0.2 million and (iii) associated accumulated deferred income taxes by $0.1 million. In addition, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners’ operating partnerships, we made a contribution of approximately $0.2 million.

8.   Summarized Income Statement Information for Kinder Morgan Energy Partners

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest, in addition to limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2004 Form 10-K. Additional information on Kinder Morgan Energy

KMI Form 10-Q

Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and in its Annual Report on Form 10-K for the year ended December 31, 2004.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Operating Revenues	$ 1,971,932	$ 1,822,256
Operating Expenses	1,702,955	1,597,114
Operating Income	$ 268,977	$ 225,142

Net Income	$ 223,621	$ 191,754

9.   Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. In March 2005, we recorded an incremental loss of approximately $1.8 million (net of tax benefit of $1.0 million) to increase previously recorded liabilities to reflect updated estimates. The cash flows attributable to discontinued operations included in the accompanying interim Consolidated Statements of Cash Flows under the caption “Net Cash Flows Used in Discontinued Operations” result from cash activity attributable to retained liabilities associated with these discontinued operations. Note 7 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K contains additional information on these matters.

10.  Financing

At March 31, 2005, we had available an $800 million five-year credit facility dated August 18, 2004. This credit facility can be used for general corporate purposes, including as backup for our commercial paper program and includes financial covenants and events of default that are common in such arrangements. This credit facility does not contain a material adverse change clause. However, the margin that we pay with respect to borrowings and the facility fee we pay on the total commitment varies based on our senior debt investment rating. We had no borrowings under our credit facility at March 31, 2005. Note 12 of Notes to Consolidated Financial Statements included in our 2004 Form
10-K contains additional information on our credit facility.

The commercial paper we issue, which is supported by the credit facility described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at March 31, 2005 was $221 million. We had no commercial paper outstanding at December 31, 2004. Our weighted-average interest rate on short-term borrowings outstanding at March 31, 2005 was 2.86 percent. Average short-term borrowings outstanding during the first quarter of 2005 were $157.4 million and the weighted-average interest rate was 2.81 percent.

On March 1, 2005, our $500 million of 6.65% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash on hand and borrowings under our commercial paper program. Our current maturities of long-term debt of $5 million at March 31, 2005 represents $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013 (which are payable September 1, 2005).

On March 15, 2005, we issued $250 million of our 5.15% Senior Notes due March 1, 2015.  The proceeds of $248.5 million, net of underwriting discounts and commissions, were used to repay short-term commercial paper debt which was incurred to pay our 6.65% Senior Notes that matured on March 1, 2005.

KMI Form 10-Q

On February 14, 2005, we paid a cash dividend on our common stock of $0.70 per share to shareholders of record as of January 31, 2005. On April 20, 2005, our Board of Directors approved a cash dividend of $0.70 per common share payable on May 13, 2005 to shareholders of record as of April 29, 2005.

11.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million and $800 million in February 2002, July 2002, November 2003, April 2004, November 2004 and April 2005, respectively. As of March 31, 2005, we had repurchased a total of approximately $730.0 million (12,950,500 shares) of our outstanding common stock under the program, of which $168.8 million (2,221,800 shares) were repurchased in the three months ended March 31, 2005.

12.  Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) prior to its contribution as discussed following, TransColorado Gas Transmission Company, referred to as TransColorado, an interstate natural gas pipeline located in western Colorado and northwest New Mexico; (3) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the sale of natural gas to certain utility customers under the Choice Gas Program and (4) Power, the operation and, in previous periods, development and construction of natural gas-fired electric generation facilities. Our investment in TransColorado Gas Transmission Company was contributed to Kinder Morgan Energy Partners effective November 1, 2004.

The accounting policies we apply in the generation of business segment information are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners, are included. These equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not considered by management in its evaluation of business segment performance and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

KMI Form 10-Q

BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31, 2005				March 31, 2005
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 114,209	$ 206,473	$ 24,119	$ 12,013	$ 5,546,095
Kinder Morgan Retail	33,067	121,132	4,467	3,242	455,949
Power	4,366	9,278	769	-	376,774
Segment Totals	151,642	$ 336,883	$ 29,355	$ 15,255	6,378,818
Earnings from Investment in Kinder			Investment in Kinder Morgan
Morgan Energy Partners	154,045		Energy Partners		2,150,106
General and Administrative Expenses	(16,673)		Goodwill		918,076
Other Income and (Expenses)	(48,977)		Other[2]		353,977
Income from Continuing Operations			Consolidated		$ 9,800,977
Before Income Taxes	$ 240,037

	Three Months Ended March 31, 2004
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 106,746	$ 224,012	$ 23,380	$ 11,382
TransColorado	5,627	7,905	1,059	1,110
Kinder Morgan Retail	33,681	111,459	4,169	7,431
Power	3,723	9,210	873	-
Segment Totals	149,777	$ 352,586	$ 29,481	$ 19,923
Earnings from Investment in Kinder
Morgan Energy Partners	128,767
General and Administrative Expenses	(22,288)
Other Income and (Expenses)	(48,372)
Income from Continuing Operations
Before Income Taxes	$ 207,884

1

There were no intersegment revenues during the periods presented.

2

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

13.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three months ended March 31, 2005 and 2004, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges. We recognized a pre-tax loss of approximately $2.5

KMI Form 10-Q

million in the three months ended March 31, 2005, and a pre-tax gain of approximately $0.3 million in the three months ended March 31, 2004 as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $31.7 million at March 31, 2005, representing unrecognized net losses on derivative activities. During the three months ended March 31, 2005 and 2004, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. In conjunction with these activities, we are required to place funds in margin accounts (included with “Restricted Deposits” in the accompanying interim Consolidated Balance Sheet) when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion at March 31, 2005. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and $750 million of our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate (“LIBOR”) plus a credit spread. These swaps have been designated as fair value hedges, and we have accounted for them utilizing the “shortcut” method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $45.0 million at March 31, 2005 is included in the caption “Deferred Charges and Other Assets” in the accompanying interim Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 10, 2005, we terminated $250 million of our interest rate swap agreements associated with our 6.50% Senior Notes due 2012 and paid $3.5 million in cash. We are amortizing this amount to interest expense over the period the 6.50% Senior Notes are outstanding. The unamortized balance of $3.5 million at March 31, 2005 is included in the caption “Value of Interest Rate Swaps” under the heading “Long-term Debt” in the accompanying interim Consolidated Balance Sheet. On March 3, 2003, we terminated the interest rate swap agreements associated with our 6.65% Senior Notes due in March 2005 and received $28.1 million in cash. We amortized $2.3 million, representing the remaining unamortized balance, during the first quarter of 2005.

KMI Form 10-Q

14.  Employee Benefits

(A)    Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Service Cost	$ 2,493	$ 2,148
Interest Cost	2,993	2,858
Expected Return on Assets	(5,101)	(4,071)
Amortization of:
Transition (Asset)/Obligation	(8)	(41)
Prior Service Cost	44	44
(Gain)/Loss	179	662
Net Periodic Pension Cost	$ 600	$ 1,600

We previously disclosed in our 2004 Form 10-K that we expect to make contributions of approximately $25 million to our retirement plans during 2005. As of March 31, 2005, contributions of approximately $25 million have been made. We expect that additional contributions, if any, made during 2005 will not be significant.

(B)    Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Service Cost	$ 110	$ 115
Interest Cost	1,302	1,653
Expected Return on Assets	(1,428)	(1,237)
Amortization of:
Transition (Asset)/Obligation	-	232
Prior Service Cost	(415)	60
(Gain)/Loss	1,206	202
Net Periodic Postretirement Benefit Cost	$ 775	$ 1,025

We previously disclosed in our 2004 Form 10-K that we expect to make contributions of approximately $8.5 million to our postretirement benefit plan during 2005. As of March 31, 2005, contributions of approximately $8.5 million have been made. We expect that additional contributions, if any, to our postretirement benefit plan during 2005 will not be significant.

15.  Regulatory Matters

On December 6, 2004, as revised on March 11, 2005, NGPL filed with the FERC, in Docket No. CP05-34, a certificate application for: (i) authorization to construct and operate a new 1,775 horsepower (“hp”) compressor unit and a new 3,500 hp compressor unit at NGPL’s Compressor Station No. 155 in Wise County, Texas, (ii) authorization to construct and operate a new 3,550 hp compressor unit and a new 2,370 hp compressor unit at NGPL’s Compressor Station No. 801 in Carter County, Oklahoma and (iii) permission and approval to abandon three 660 hp compressor units and a 2,000 hp compressor unit at Compressor Station No. 155. This project will provide 20,000 Dth per day of additional transportation capacity in NGPL’s Segment No. 1 and 51,000 Dth per day of additional transportation capacity in NGPL’s Amarillo/Gulf Coast line at a cost of approximately $21.1 million.

KMI Form 10-Q

On December 2, 2004, the FERC issued a Notice of Inquiry (Docket No. PL05-5) seeking comments on the implications of the July 20, 2004 opinion of the Court of Appeals for the District of Columbia Circuit in BP West Coast Producers, LLC, v. FERC. In reviewing a series of orders involving SFPP, L.P., the court held, among other things, that the FERC had not adequately justified its policy (the “Lakehead” policy) of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. The FERC is seeking comments on whether the court’s ruling applies only to the specific facts of the SFPP, L.P. proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were filed by numerous parties.

On May 4, 2005, the FERC adopted a policy statement in Docket No. PL05-5, providing that all entities owning public utility assets - oil and gas pipelines and electric utilities - would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income. The FERC expressed the intent to implement its policy in individual cases as they arise. Subject to that case-specific implementation, the policy appears to provide an opportunity for partnership-owned pipelines to seek allowances based upon their entire income paid to partners, rather than the partial allowance provided under the prior Lakehead approach. We expect the final adoption and implementation by the FERC of the policy statement in individual cases will be subject to review of the United States Court of Appeals for the District of Columbia Circuit. Evaluation of the impact of this policy statement will have to await further developments in SFPP’s pending cases.

On November 22, 2004, the FERC issued a Notice of Inquiry seeking comments on its policy of selective discounting. Specifically, the FERC is asking parties to submit comments and respond to inquiries regarding the FERC’s practice of permitting pipelines to adjust their volumes for ratemaking purposes downward in rate cases to reflect discounts given by pipelines for competitive reasons – when the discount is given to meet competition from another gas pipeline. Comments were filed by numerous parties, including NGPL.

On November 5, 2004, the FERC issued a Notice of Proposed Accounting Release that would require FERC jurisdictional entities to recognize costs incurred in performing pipeline assessments that are a part of a pipeline integrity management program as maintenance expense in the period incurred. The proposed accounting ruling is in response to the FERC’s finding of diverse practices within the pipeline industry in accounting for pipeline assessment activities. The proposed ruling would standardize these practices. Specifically, the proposed ruling clarifies the distinction between costs for a “one-time rehabilitation project to extend the useful life of the system,” which could be capitalized, and costs for an “on-going inspection and testing or maintenance program,” which would be accounted for as maintenance and charged to expense in the period incurred. Comments, along with responses to specific questions posed by the FERC concerning the Notice of Proposed Accounting Release, were due on January 19, 2005. The proposed effective date for the new rule is January 1, 2005.

On October 18, 2004, NGPL filed, in Docket No. CP05-7, a certificate application with the FERC for permission and approval to abandon certain storage field surface piping and for authority to construct and operate additional facilities at its Sayre Storage field located in Beckman County, Oklahoma.  By this application, NGPL seeks to provide an additional 10 Bcf of nominated storage service (“NSS”) on NGPL’s Amarillo mainline system, increase Sayre’s certificated peak day withdrawal from 400 MMcf per day to 600 MMcf per day, and increase Sayre’s maximum working gas capacity to 57.1 Bcf at a cost

KMI Form 10-Q

of approximately $35.4 million. By an order issued on March 25, 2005, the FERC approved NGPL’s proposal without modification and subject only to the usual conditions.

In April 2004, we were advised that, as part of an audit of the FERC Form 2’s, the FERC would be conducting a compliance audit of NGPL’s Form 2’s for the period January 1, 2000 through December 31, 2003. On May 4, 2005, the FERC issued their audit report recommending that NGPL (i) revise its procedures to ensure that fines and penalties are recorded in the proper accounts as required by the FERC’s Uniform System of Accounts, (ii) make a correcting entry in the amount of $215,000 to properly record a penalty that was paid in 2000 and (iii) implement procedures to ensure that inactive projects are cleared from construction work in progress on a timely basis. In addition, the FERC audit team identified approximately $20.6 million of costs associated with pipeline assessment that were capitalized by NGPL in accordance with its capitalization policies during the audit period. The Chief Accountant of the FERC has issued a Notice of Proposed Accounting Release that is intended to provide industry guidance on accounting for pipeline assessment activities. The FERC audit report indicates that appropriate accounting for these costs will be further considered when this industry-wide proceeding is concluded and a final Accounting Release is approved by the FERC.

On February 20, 2004, the D.C. Circuit Court of Appeals for the District of Columbia remanded back to the FERC a Williston Basin Interstate Pipeline proceeding in which the Court ruled that the FERC did not explain how the selective discounting policy adopted by the FERC in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases would not compromise the pipelines’ ability to target discounts at particular receipt/delivery points, subsystems or other defined geographic areas. On June 1, 2004, the FERC issued a Notice of Request for Comments in the Williston Basin Interstate Pipeline proceeding, on issues pertaining to discounting policy adopted in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases. Comments were due on August 9, 2004. Numerous parties filed comments, including NGPL as part of the Kinder Morgan Interstate Pipeline filing. On March 3, 2005, the FERC issued an Order on Remand in the Williston Basin Interstate Pipeline, Co. proceeding (RP00-463). The FERC has concluded that it cannot, at the present time, satisfy its burden under NGA Section 5 to require Williston or other pipelines to modify their tariffs to incorporate the CIG/Granite State policy. The FERC will return to its pre-existing policy of permitting pipelines to limit the selective discounts they offer shippers to particular points. Pipelines who implemented the CIG/Granite State policy pursuant to orders that are now final may file pursuant to NGA Section 4 to remove their tariff provisions implementing that policy. The Kinder Morgan interstate pipelines have filed to remove these tariff restrictions.

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline’s interaction with many more affiliates (termed “Energy Affiliates”), including intrastate/Hinshaw pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies (“LDCs”) are excluded, however, if they do not make any off-system sales. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their Energy Affiliates (but certain support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an Energy Affiliate. NGPL and Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, filed for clarification and rehearing of Order No. 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, NGPL and Kinder

KMI Form 10-Q

Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. On February 9, 2004, the interstate pipelines owned by Kinder Morgan, Inc. and Kinder Morgan Energy Partners, L.P. filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, the Kinder Morgan interstate pipelines filed a joint request asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. Separation from these entities would be the most burdensome requirement of the new rules for the Kinder Morgan interstate pipelines.

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

On July 21, 2004, the Kinder Morgan interstate pipelines filed additional joint requests asking for limited exemptions from certain requirements of FERC Order 2004 and asking for an extension of the deadline for full compliance with Order 2004 until 90 days after the FERC has completed action on the pipelines’ various rehearing and exemption requests. The pipelines also requested that Rocky Mountain Natural Gas Company, one of Kinder Morgan, Inc.’s wholly owned subsidiaries, be classified as an exempt LDC for purposes of Order 2004. These exemptions requested relief from the independent functioning and information disclosure requirements of Order 2004. The exemption requests proposed to treat as Energy Affiliates within the meaning of Order 2004 two groups of employees, (i) individuals in the Choice Gas Commodity Group within Kinder Morgan, Inc.’s Retail operations and (ii) commodity sales and purchasing personnel within Kinder Morgan Energy Partners’ Texas intrastate operations. Order 2004 regulations governing relationships between interstate pipelines and their Energy Affiliates would apply to relationships with these two groups. Under these proposals, certain critical operating functions could continue to be shared.

On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the FERC extended the effective date of the new Standards of Conduct from September 1, 2004 to September 22, 2004. Also in this order, among other actions, the FERC denied the request for rehearing made by the Kinder Morgan interstate pipelines to clarify the applicability of the LDC and Parent Company exemptions to them.

On September 20, 2004, the FERC issued an order that conditionally granted the July 21, 2004 joint requests for limited exemptions from the requirements of the Standards of Conduct described above. In that order, the FERC directed the Kinder Morgan interstate pipelines to submit compliance plans

KMI Form 10-Q

regarding these filings within 30 days. These compliance plans were filed on October 19, 2004 and set out certain steps taken by the Kinder Morgan interstate pipelines to assure that employees in the Choice Gas Commodity Group within Kinder Morgan’s Retail operations and the commodity sales and purchasing personnel of Kinder Morgan Energy Partners’ Texas intrastate operations do not have access to restricted interstate pipeline information or receive preferential treatment as to interstate pipeline services. The FERC will not enforce compliance of the independent functioning requirement of the Standards of Conduct as to these employees until 30 days after it acts on these compliance filings. In all other respects, the Kinder Morgan interstate pipelines were required to comply with Order No. 2004 by September 22, 2004.

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

On December 21, 2004, the FERC issued Order No. 2004-C, an order granting rehearing on certain issues and also clarifying certain provisions in the previous orders. The primary impact on the Kinder Morgan interstate pipelines from Order 2004-C is the granting of rehearing and allowing LDCs to participate in hedging activity related to on-system sales and still qualify for exemption from Energy Affiliate.

By an order issued on April 19, 2005, the FERC accepted the compliance plans filed by the Kinder Morgan interstate pipelines without modification, but subject to further amplification and clarification as to the intrastate group in three areas: (i) further description of the matters the shared transmission function personnel may discuss with the commodity sales and purchasing personnel within Kinder Morgan Energy Partners’ Texas intrastate operations; (ii) additional posting of organizational information about the commodity sales and purchasing personnel within Kinder Morgan Energy Partners’ Texas intrastate operations; and (iii) clarification that the President of Kinder Morgan Energy Partners’ intrastate pipeline group has received proper training and will not be a conduit for improperly sharing transmission or customer information with our commodity sales and purchasing personnel within Kinder Morgan Energy Partners’ Texas intrastate natural gas operations. The FERC also approved treatment of Rocky Mountain Natural Gas Company as an exempt LDC.

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

See Note 8 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K for additional information regarding regulatory matters.

KMI Form 10-Q

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

See Note 9(A) of Notes to Consolidated Financial Statements included in our 2004 Form 10-K for additional information regarding environmental matters.

(B)    Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The complaint asks to recover all royalties the Government allegedly should have received had the volume and heating content of the natural gas been valued properly, along with treble damages and civil penalties as provided for in the False Claims Act. Mr. Grynberg, as relator, seeks his statutory share of any recovery, plus expenses and attorney fees and costs. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant’s motion to dismiss on May 18, 2001. The United States’ motion to dismiss most of the plaintiff’s valuation claims has been granted by the Court. Mr. Grynberg appealed that dismissal to the 10th Circuit, which requested briefing regarding its jurisdiction over that appeal. Mr. Grynberg’s appeal was dismissed for lack of appellate jurisdiction. Discovery to determine issues related to the Court’s subject matter jurisdiction, arising out of the False Claims Act is complete. Briefing has been completed and oral argument on jurisdictional issues was held before the Special Master on March 17 and 18, 2005. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend. Neither the Court nor the Special Master have ruled on Mr. Grynberg’s motion to amend.

Lamb v. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, (formerly Adams v. Kinder Morgan, Inc. et al.) filed in the United States District Court for the District of Colorado. The case was originally filed on March 8, 2000 and is a purported class action. As of this date no class has been certified. Plaintiffs seek compensatory damages against all defendants jointly and severally, together with interest,

KMI Form 10-Q

attorney fees and expenses. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of accounting principles generally accepted in the United States of America during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs’ second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court’s dismissal, but upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003. Briefing regarding class certification is complete and a decision is pending. Merits discovery commenced on June 7, 2004. The Court granted Mr. Adam’s motion to withdraw as a lead plaintiff. As a result, the case is now styled as Lamb v. Kinder Morgan, Inc. et al. The parties reached a settlement in principle of this matter and have signed a Memorandum of Understanding. The settlement documents were preliminarily approved by the Court on February 23, 2005. The Court has set a final approval hearing for May 20, 2005. If the settlement is approved and implemented as submitted, it will not result in a material impact on our results of operations, financial position or cash flows.

Darrell Sargent d/b/a Double D Production v. Parker & Parsley Gas Processing Co., American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 878, filed in the 100th Judicial District Court, Carson County, Texas. The plaintiff filed a purported class action suit in 1999 and amended its petition in late 2002 to assert claims on behalf of over 1,000 producers who process gas through as many as ten gas processing plants formerly owned by American Processing, L.P. (“American Processing”), a former wholly owned subsidiary of Kinder Morgan, Inc. in Carson and Gray counties and other surrounding Texas counties. The plaintiff claims that American Processing (and subsequently, ONEOK, which purchased American Processing from us in 2000) improperly allocated liquids and gas proceeds to the producers. In particular, among other claims, the plaintiff challenges the methods and assumptions used at the plants to allocate liquids and gas proceeds among the producers and processors. The petition asserts claims for breach of contract and Natural Resources Code violations relating to the period from 1994 to the present. The plaintiff alleged generally in the petition that damages are “not to exceed $200 million” plus attorneys fees, costs and interest. The defendants filed a counterclaim for overpayments made to producers.

Pioneer Natural Resources USA, Inc., formerly known as Parker & Parsley Gas Processing Company (“Parker & Parsley”), is a co-defendant. Parker & Parsley claimed indemnity from American Processing based on its sale of assets to American Processing on October 4, 1995. We accepted indemnity and defense subject to a reservation of rights pending resolution of the suit. The plaintiff also named ONEOK as a defendant. We and ONEOK are defending the case pursuant to an agreement whereby ONEOK is responsible for any damages that may be attributable to the period following ONEOK’s acquisition of American Processing from us in 2000.

On or about January 21, 2003, Benson-McCown & Company (“Benson-McCown”), another producer who sold gas to American Processing and ONEOK, filed a “Plea in Intervention” in which it essentially duplicated the plaintiff’s claims and also asserted the right to bring a class action and serve as one of the class representatives. Defendants denied Benson-McCown’s claim and filed a counterclaim for overpayments made to Benson-McCown over the years.

KMI Form 10-Q

On January 14, 2005, Defendants filed a motion to deny class certification. Subsequently, the plaintiffs agreed to dismiss and withdraw their class claims. An Agreed Order Dismissing all class claims, with prejudice, was entered by the Court on January 19, 2005. The case is proceeding on the named-plaintiffs’ individual claims, with no class action being asserted.

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

17.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards.  Significant provisions of SFAS No. 123R include the following:

•

share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised;

•

when measuring fair value, companies can choose an option-pricing model that appropriately reflects their specific circumstances and the economics of their transactions;

•

companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects. Upon settlement of share-based payment awards, the tax effects will be recognized in the income statement or additional paid-in capital; and

•

public companies are allowed to select from three alternative transition methods – each having different reporting implications.

In April 2005, the FASB decided to delay the effective date for public companies to implement SFAS No. 123R (revised 2004). The new Statement is now effective for public companies starting with the first interim or annual period of the company’s first fiscal year beginning on or after June 15, 2005 (January 1, 2006, for us). We are currently reviewing the effects of this accounting Statement.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which was effective upon issuance. This FSP provides guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. We do not expect this FSP to have a material effect on our financial statements.

KMI Form 10-Q

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which was effective upon issuance. The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. This FSP provides accounting and disclosure guidance for the repatriation provision. We do not expect this FSP to have a material effect on our financial statements.

In March 2005, the Financial Accounting Standards Board issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event.

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for us). We are currently reviewing the effects of this Interpretation.

18.  Subsequent Event

Management Changes

On May 4, 2005, we announced that C. Park Shaper, formerly our Executive Vice President and Chief Financial Officer, had been promoted and named our President, remaining a member of the Office of the Chairman, and that Steve Kean, formerly Kinder Morgan Energy Partners' President – Texas Intrastate Pipelines, had been promoted and named our Executive Vice President – Operations, becoming a member of the Office of the Chairman. In addition, we announced that Kim Allen had been promoted and named our Chief Financial Officer, retaining her role in charge of investor relations, and that David Kinder, our Vice President – Corporate Development, would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President – Natural Gas Pipelines, would resign from that position effective October 2005; (ii) Scott Parker, President of NGPL, would be promoted effective October 2005 to our President - Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to Kinder Morgan Energy Partners' President - Texas Intrastate Pipelines.

KMI Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) our 2004 Form 10-K, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following interim results may not be indicative of the results to be expected over the course of an entire year. In this report Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as “Kinder Morgan Energy Partners.” Additional information on Kinder Morgan Energy Partners is contained in its report on Form 10-K for the year ended December 31, 2004 and in its report on Form 10-Q for the quarter ended March 31, 2005.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the effective income tax rate to apply to our pre-tax income, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2004 Form 10-K. There have not been any significant changes in these policies and estimates during the first quarter of 2005.

KMI Form 10-Q

Consolidated Financial Results

	Three Months Ended March 31,		Earnings Increase
	2005	2004	(Decrease)
	(In thousands except per share amounts)

Operating Revenues	$ 336,883	$ 352,586	$ (15,703)
Gas Purchases and Other Costs of Sales	(112,610)	(133,471)	20,861
General and Administrative Expenses	(16,673)	(22,288)	5,615
Other Operating Expenses	(78,048)	(74,056)	(3,992)
Operating Income	129,552	122,771	6,781
Other Income and (Expenses)	110,485	85,113	25,372
Income Taxes	(94,946)	(80,842)	(14,104)
Income from Continuing Operations	145,091	127,042	18,049
Loss on Disposal of Discontinued
Operations, Net of Tax	(1,812)	-	(1,812)
Net Income	$ 143,279	$ 127,042	$ 16,237

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 1.17	$ 1.02	$ 0.15
Loss on Disposal of Discontinued
Operations	(0.02)	-	(0.02)
Total Diluted Earnings Per Common Share	$ 1.15	$ 1.02	$ 0.13

Number of Shares Used in Computing Diluted
Earnings Per Common Share	124,413	124,938	(525)

Subsequent to our news release on April 20, 2005, announcing our first quarter earnings, Kinder Morgan Energy Partners announced that its subsidiary, SFPP, L.P., had entered into an agreement with the Attorney General of the State of California to settle matters related to charges of the unintentional, non-negligent discharge of diesel fuel from the April 2004 rupture of its 14-inch Concord to Sacramento pipeline as well as other potential claims in California regarding alleged notice and discharge incidents. In addition, SFPP, L.P. entered into an agreement in principle to settle similar charges in Los Angeles County in connection with the unintentional, non-negligent release of approximately five gallons of diesel fuel at its Carson terminal in Los Angeles Harbor in May 2004. These settlement agreements had the associated effect of reducing our equity in the earnings of Kinder Morgan Energy Partners by $2.0 million in the first quarter of 2005. The impact of these settlements on our first quarter net income, after the associated minority interest and income tax effects, was a reduction of $0.6 million.

Our income from continuing operations increased from $127.0 million in the first quarter of 2004 to $145.1 million in the first quarter of 2005, an increase of $18.1 million (14%). This increase is comprised of a $6.8 million increase in operating income and a $25.4 million increase in “Other Income and (Expenses),” partially offset by a $14.1 million increase in income tax expense. Our net income increased from $127.0 million in the first quarter of 2004 to $143.3 million in the first quarter of 2005, an increase of $16.3 million (13%). Following is a discussion of items affecting operating income, other income and expenses and earnings per share. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings “Other Income and (Expenses),” “Income Taxes – Continuing Operations” and “Discontinued Operations” included elsewhere herein for additional information regarding these items.

Our results for the first quarter of 2005, in comparison to 2004, reflect a decrease of $15.7 million (4%) in operating revenues and an increase of $6.8 million (6%) in operating income. The decrease in

KMI Form 10-Q

operating revenues in 2005 was principally attributable to (i) decreased revenues in our NGPL business segment and (ii) our contribution of TransColorado to Kinder Morgan Energy Partners, effective November 1, 2004. These revenue decreases were partially offset by increased revenues in our Kinder Morgan Retail business segment (see the individual business segment discussions following for additional information). Operating income was positively impacted in 2005, relative to 2004, by (i) increased segment earnings from our NGPL business segment and (ii) reduced general and administrative expenses due principally to proceeds received in 2005 in connection with the settlement of claims in the Enron bankruptcy proceeding. These positive impacts were partially offset by our contribution of TransColorado to Kinder Morgan Energy Partners.

“Other Income and (Expenses)” increased from $85.1 million in the first quarter of 2004 to $110.5 million in the first quarter of 2005, an increase of $25.4 million (30%). This increase was primarily attributable to (i) increased equity in earnings of Kinder Morgan Energy Partners in 2005, due principally to the improved performance from the assets held by Kinder Morgan Energy Partners, partially offset by an increase of $2.4 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC and (ii) a $4.5 million pre-tax gain from the sale of Kinder Morgan Management, LLC shares that we owned (see Note 7 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by an increase of $3.3 million in interest expense due largely to higher interest rates. Please refer to “Other Income and (Expenses),” included elsewhere herein for additional information.

Diluted earnings per common share from continuing operations increased from $1.02 in the first quarter of 2004 to $1.17 in the first quarter of 2005, an increase of $0.15 (15%), reflecting, in addition to the financial and operating impacts discussed preceding, a decrease of 0.5 million (0.4%) in average shares outstanding resulting principally from the net effect of (i) a decrease in shares due to our share repurchase program (see Note 11 of the accompanying Notes to Consolidated Financial Statements), (ii) an increase in shares due to the exercise of stock options by employees and the issuance of restricted shares to employees and (iii) the increased dilutive effect of stock options resulting from the increase in the market price of our shares. In addition, in the first quarter of 2005, we recorded a loss on disposal of discontinued operations of $1.8 million, net of tax, or $0.02 per diluted common share (see “Discontinued Operations” included elsewhere herein).

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

Effective November 1, 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners. Effective with the contribution, the results of operations of TransColorado Gas Transmission Company are no longer included in our consolidated results of operations. In addition to our three remaining business segments, we derive a substantial portion of earnings from our investment in Kinder Morgan Energy Partners, which is discussed under “Earnings from Our Investment in Kinder Morgan Energy Partners” following.

KMI Form 10-Q

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

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners, are included. These equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not considered by management in its evaluation of business segment performance and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

KMI Form 10-Q

Natural Gas Pipeline Company of America

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)
	(In thousands except systems throughput)
Operating Revenues	$ 206,473	$ 224,012	$ (17,539)

Gas Purchases and Other Costs of Sales	$ 40,603	$ 69,784	$ (29,181)

Segment Earnings	$ 114,209	$ 106,746	$ 7,463

Systems Throughput (Trillion Btus)	444.9	444.4	0.5

NGPL’s segment earnings increased from $106.7 million in the first quarter of 2004 to $114.2 million in the first quarter of 2005, an increase of $7.5 million (7%). Segment earnings for the first quarter of 2005 were positively impacted, relative to 2004, by increased transportation and storage service revenues in 2005 resulting, in part, from successful re-contracting of transportation capacity, the recent expansion of our storage system and the acquisition of the Black Marlin Pipeline (see discussion below). The positive impact of increased margins in 2005 was partially offset by increased operations and maintenance and depreciation expenses. Operations and maintenance expenses increased due principally to increased costs for electric compression and pipeline integrity programs. Depreciation expense increased due principally to recent storage expansion projects. The decrease in overall operating revenues in the first quarter of 2005, relative to 2004, was largely the result of decreased operational gas sales volumes in 2005, partially offset by the increase in transportation and storage service revenues, as discussed above. NGPL’s operational sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. The small increase in systems throughput in the first quarter of 2005, relative to 2004, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “demand” contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

In the second quarter of 2004, NGPL completed construction of 10.7 Bcf of storage service expansion at its existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Effective September 1, 2004, NGPL acquired the Black Marlin Pipeline, a 38-mile, 30-inch pipeline that runs from Bryan County, Oklahoma to Lamar County, Texas. The Black Marlin Pipeline ties into NGPL’s Amarillo/Gulf Coast line and increased this line’s capacity by 38,000 dekatherms per day (“Dth/day”). This incremental capacity was fully subscribed in an open season under long-term contracts.

In March 2005, NGPL received its FERC certificate authorizing a 10 Bcf expansion of its Sayre storage field in Oklahoma. The approximately $35 million expansion is expected to begin service in the spring of 2006 and all of the expansion capacity has been contracted for under long-term agreements. In addition, NGPL recently completed an open season for a 10 Bcf expansion at its North Lansing storage facility in Texas. Binding long-term precedent agreements have been executed on all of the additional capacity, and NGPL intends to file for project approval with the FERC later this year. The approximately $64 million expansion is expected to begin service in the spring of 2007. Please refer to our 2004 Form 10-K for additional information regarding NGPL.

KMI Form 10-Q

TransColorado

Three Months Ended March 31, 2004
(In thousands)
Total Operating Revenues	$ 7,905

Segment Earnings	$ 5,627

Effective November 1, 2004, we contributed TransColorado Gas Transmission Company to Kinder Morgan Energy Partners for total consideration of $275.0 million (approximately $210.8 million in cash and 1.4 million Kinder Morgan Energy Partners common units). In conjunction with this contribution, we recorded a pre-tax loss of $0.6 million. As of November 1, 2004, we no longer include the results of operations of TransColorado Gas Transmission Company in our consolidated results of operations.

Kinder Morgan Retail

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)
	(In thousands except systems throughput)
Total Operating Revenues	$ 121,132	$ 111,459	$ 9,673

Gas Purchases and Other Costs of Sales	$ 70,685	$ 62,216	$ 8,469

Segment Earnings	$ 33,067	$ 33,681	$ (614)

Systems Throughput (Trillion Btus)[1]	15.2	18.4	(3.2)

1 Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail’s segment earnings decreased from $33.7 million in the first quarter of 2004 to $33.1 million in the first quarter of 2005, a decrease of $0.6 million (2%). Segment earnings were negatively impacted in 2005, relative to 2004, by (i) reduced space heating demand in 2005 primarily due to warmer weather in our services territories, which impact was mitigated by our weather hedging program and (ii) increased operations and maintenance and depreciation expenses due to continued system expansion, principally in Colorado. The increase in operating revenues in 2005, relative to 2004, was principally due to (i) increased natural gas commodity prices in 2005 (which is accompanied by a corresponding increase in gas purchase costs), (ii) a higher percentage of our Wyoming customers choosing our pass-on commodity rates in 2005 rather than transportation only service (which increases natural gas sales revenues and is also accompanied by a corresponding increase in gas purchase costs) and (iii) continued customer growth in Colorado. Please refer to our 2004 Form 10-K for additional information regarding Kinder Morgan Retail.

KMI Form 10-Q

Power

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)
(In thousands)
Total Operating Revenues	$ 9,278	$ 9,210	$ 68

Gas Purchases and Other Costs of Sales	$ 1,322	$ 1,471	$ (149)

Segment Earnings	$ 4,366	$ 3,723	$ 643

Power’s segment earnings increased from $3.7 million in the first quarter of 2004 to $4.4 million in the first quarter of 2005. Segment earnings for the first quarter of 2005 were positively impacted, relative to 2004, by (i) increased equity in earnings of Thermo Cogeneration Partnership due, in part, to higher capacity revenues, (ii) reduced fuel costs at the Greeley power facility resulting from lower steam production and (iii) reduced staffing costs. These positive impacts were partially offset by legal costs incurred in 2005 relating to the Wrightsville power facility, which was placed into bankruptcy by Mirant in 2003. Please refer to our 2004 Form 10-K for additional information regarding Power.

Earnings from Our Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners was as follows:

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
General Partner Interest, Including Minority
Interest in the Operating Limited Partnerships	$ 113,938	$ 93,515	$ 20,423
Limited Partner Units (Kinder Morgan
Energy Partners)	10,685	9,599	1,086
Limited Partner i-units (Kinder Morgan
Management)	29,422	25,653	3,769
	154,045	128,767	25,278
Pre-tax Minority Interest in Kinder Morgan
Management	(21,547)	(18,255)	(3,292)
Pre-tax Earnings from Investment in Kinder
Morgan Energy Partners	$ 132,498	$ 110,512	$ 21,986

Subsequent to our news release on April 20, 2005, announcing our first quarter earnings, Kinder Morgan Energy Partners announced that its subsidiary, SFPP, L.P., had entered into an agreement with the Attorney General of the State of California to settle matters related to charges of the unintentional, non-negligent discharge of diesel fuel from the April 2004 rupture of its 14-inch Concord to Sacramento pipeline as well as other potential claims in California regarding alleged notice and discharge incidents. In addition, SFPP, L.P. entered into an agreement in principle to settle similar charges in Los Angeles County in connection with the unintentional, non-negligent release of approximately five gallons of diesel fuel at its Carson terminal in Los Angeles Harbor in May 2004. These settlement agreements had the associated effect of reducing our equity in the earnings of Kinder Morgan Energy Partners by $2.0 million in the first quarter of 2005. The impact of these settlements on our first quarter net income, after the associated minority interest and income tax effects, was a reduction of $0.6 million.

The increase in our earnings from this investment in the first quarter of 2005 in comparison to the first quarter of 2004 is principally due to improved operating results from Kinder Morgan Energy Partners’

KMI Form 10-Q

various businesses. For 2005, pre-tax earnings attributable to our investment in Kinder Morgan Energy Partners are expected to increase by approximately 18% due to, among other factors, improved performance from its existing assets. However, there are factors beyond the control of Kinder Morgan Energy Partners that may affect its results, including developments in the regulatory arena and as yet unforeseen competitive developments or acquisitions. Additional information on Kinder Morgan Energy Partners is contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2004.

Other Income and (Expenses)

	Three Months Ended March 31,		Earnings Increase
	2005	2004	(Decrease)
	(In thousands)
Interest Expense, Net	$ (35,764)	$ (32,434)	$ (3,330)
Interest Expense – Deferrable Interest Debentures	(5,478)	(5,478)	-
Equity in Earnings of Kinder Morgan Energy Partners	154,045	128,767	25,278
Equity in Earnings of Power Segment[1]	2,953	2,419	534
Equity in Earnings of Horizon Pipeline[2]	360	388	(28)
Minority Interests	(11,699)	(9,308)	(2,391)
Other, Net	6,068	759	5,309
	$ 110,485	$ 85,113	$ 25,372

___________________

[1]	Included in Power segment earnings.

[2]	Included in Natural Gas Pipeline Company of America segment earnings.

“Other Income and (Expenses)” increased from income of $85.1 million in the first quarter of 2004 to income of $110.5 million in the first quarter of 2005, an increase of $25.4 million (30%). This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners due, in part, to the strong performance from the assets held by Kinder Morgan Energy Partners, partially offset by an increase of $2.4 million in minority interest expense attributable to the minority interests in Kinder Morgan Management, LLC and (ii) a $4.5 million pre-tax gain from the sale of Kinder Morgan Management, LLC shares that we owned (see Note 7 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by an increase of $3.3 million in interest expense due largely to higher interest rates.

Income Taxes – Continuing Operations

The income tax provision increased from $80.8 million in the first quarter of 2004 to $94.9 million in the first quarter of 2005, an increase of $14.1 million (17%) due principally to a $32 million increase in pre-tax income. The effective tax rate used in computing our income tax provision was 36.5 percent and 36.8 percent for the three months ended March 31, 2005 and 2004, respectively. The change in tax rate is due principally to a reduction in the state effective tax rate.

Income Taxes – Realization of Deferred Tax Assets

At December 31, 2004, we had a capital loss carryforward of approximately $56.1 million. A capital loss carryforward can be utilized to reduce capital gain during the five years succeeding the year in which a capital loss is incurred. The amounts and the years in which our capital loss carryforward expires are $52.5 million during 2005, $1.6 million during 2006 and $2.0 million during 2008.

We have concluded that it is more likely than not that this deferred tax asset will be realized through the

KMI Form 10-Q

sale of assets which will generate sufficient capital gain to fully utilize the capital loss carryforward during the periods specified above. Our ownership of Kinder Morgan Energy Partners, L.P. common units and Kinder Morgan Management, LLC shares are specific assets that could be sold to generate capital gain. We sold approximately 0.4 million Kinder Morgan Management shares during the first quarter of 2005 and intend to sell approximately 2.6 million additional shares to utilize the capital loss carryforward that expires in 2005. We owned approximately 14.6 million Kinder Morgan Management shares at March 31, 2005.

No valuation allowance has been provided with respect to this deferred tax asset.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. In March 2005, we recorded an incremental loss of approximately $1.8 million (net of tax benefit of $1.0 million) to increase previously recorded liabilities to reflect updated estimates. The cash flow impacts associated with discontinued operations are discussed under “Cash Flows” following. Note 9 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

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

Invested Capital

The following table illustrates the sources of our invested capital. Our ratio of total debt to total capital has declined significantly since 2001. This decline has resulted from a number of factors, including our increased cash flows from operations as discussed under “Cash Flows” following. In recent periods, we have significantly increased our dividends per common share and have announced our intention to consider further increases on a periodic basis, and we maintain an ongoing program to repurchase outstanding shares of our common stock. For these reasons, among others, any declines in our ratio of total debt to total capital in the future may be smaller.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under “Significant Financing Transactions” following. Our largest such unconsolidated investment is in Kinder Morgan Energy Partners. See “Investment in Kinder Morgan Energy Partners” following.

The discussion under the heading “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. These disclosures, which reflected balances

KMI Form 10-Q

and contractual arrangements existing as of December 31, 2004, also reflect current balances and contractual arrangements except for changes discussed following. Changes in our long-term debt and commercial paper are discussed under “Net Cash Flows from Financing Activities” following and in Note 10 of the accompanying Notes to Consolidated Financial Statements.

	March 31,	December 31,
	2005	2004	2003	2002
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$2,507,941	$2,257,950	$2,837,487	$2,852,181
Deferrable Interest Debentures Issued to
Subsidiary Trusts[1]	283,600	283,600	283,600	-
Value of Interest Rate Swaps[2]	41,455	88,243	88,242	139,589
	2,832,996	2,629,793	3,209,329	2,991,770
Minority Interests	1,082,086	1,105,436	1,010,140	967,802
Common Equity, Excluding Accumulated
Other Comprehensive Loss	2,849,142	2,919,496	2,691,800	2,399,716
Capital Trust Securities[1]	-	-	-	275,000
	6,764,224	6,654,725	6,911,269	6,634,288
Less Value of Interest Rate Swaps	(41,455)	(88,243)	(88,242)	(139,589)
Capitalization	6,722,769	6,566,482	6,823,027	6,494,699
Short-term Debt, Less Cash and
Cash Equivalents[3]	215,843	328,480	121,824	465,614
Invested Capital	$6,938,612	$6,894,962	$6,944,851	$6,960,313

Capitalization:
Outstanding Notes and Debentures	37.3%	34.4%	41.6%	43.9%
Minority Interests	16.1%	16.8%	14.8%	14.9%
Common Equity	42.4%	44.5%	39.4%	37.0%
Capital Trust Securities	-	-	-	4.2%
Deferrable Interest Debentures Issued to
Subsidiary Trusts	4.2%	4.3%	4.2%	-

Invested Capital:
Total Debt[4]	39.3%	37.5%	42.6%	47.7%
Equity, Including Capital Trust Securities,
Deferrable Interest Debentures Issued to
Subsidiary Trusts and Minority Interests	60.7%	62.5%	57.4%	52.3%

1

As a result of our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated.

2

See “Significant Financing Transactions” following.

3

Cash and cash equivalents netted against short-term debt were $10,157, $176,520, $11,076 and $35,653 for March 31, 2005 and December 31, 2004, 2003 and 2002, respectively.

4

Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facility, our commercial paper program (which is supported by our revolving bank facility) and cash provided by operations. As of March 31, 2005, we had available an $800 million five-year credit facility dated August 18, 2004. This credit facility can be used for general corporate purposes, including as backup for our commercial paper program. At March 31, 2005 and April 29, 2005, we had $221.0 million and $293.1 million, respectively, of commercial paper issued and outstanding. After inclusion of applicable outstanding letters of credit, which reduce borrowing capacity, the remaining available borrowing capacity under the

KMI Form 10-Q

bank facility was $391.0 million and $318.9 million at March 31, 2005 and April 29, 2005, respectively.

Our current maturities of long-term debt of $5 million at March 31, 2005 represents $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013. Apart from our notes payable and current maturities of long-term debt, our current assets exceed our current liabilities by approximately $5.0 million at March 31, 2005. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our five-year credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise. Our next significant debt maturity is our $300 million of 6.80% Senior Notes in 2008.

Significant Financing Transactions

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million and $800 million in February 2002, July 2002, November 2003, April 2004, November 2004, and April 2005, respectively. As of March 31, 2005, we had repurchased a total of approximately $730.0 million (12,950,500 shares) of our outstanding common stock under the program, of which $168.8 million (2,221,800 shares) were repurchased in the three months ended March 31, 2005.

We had outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion at March 31, 2005. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and $750 million of our 6.50% Senior Notes due in 2012 from fixed to floating rates based on the three-month London Interbank Offered Rate (“LIBOR”) plus a credit spread. These swaps are accounted for as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These agreements are further described under “Risk Management” in Item 7A of our 2004 Form 10-K.

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

On March 1, 2005, our $500 million of 6.65% Senior Notes matured and we paid the holders of the notes, utilizing a combination of cash and incremental short-term borrowings.

On March 15, 2005, we issued $250 million of our 5.15% Senior Notes due March 1, 2015.  The proceeds of $248.5 million, net of underwriting discounts and commissions, were used to repay short-term commercial paper debt which was incurred to pay our 6.65% Senior Notes that matured on March 1, 2005.

Investment in Kinder Morgan Energy Partners

At March 31, 2005, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management, LLC we owned, approximately 34.2 million limited

KMI Form 10-Q

partner units of Kinder Morgan Energy Partners. These units, which consist of 14.3 million common units, 5.3 million Class B units and 14.6 million i-units, represent approximately 16.5 percent of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 percent interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 18.1 percent of Kinder Morgan Energy Partners’ total equity interests at March 31, 2005. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units and distributions on our other units in cash.

In addition to distributions received on our limited partner interests as discussed above, we also receive an incentive distribution from Kinder Morgan Energy Partners as a result of our ownership of the general partner interest in Kinder Morgan Energy Partners. This incentive distribution is calculated in increments based on the amount by which quarterly distributions to unit holders exceed specified target levels as set forth in Kinder Morgan Energy Partners’ partnership agreement, reaching a maximum of 50% of distributions allocated to the general partner for distributions above $0.23375 per limited partner unit.

We reflect our investment in Kinder Morgan Energy Partners under the equity method of accounting and, accordingly, report our share of Kinder Morgan Energy Partners’ earnings as “Equity in Earnings” in our interim Consolidated Statement of Operations in the period in which such earnings are reported by Kinder Morgan Energy Partners. See Notes 7 and 8 of the accompanying Notes to Consolidated Financial Statements for additional information regarding our investment in Kinder Morgan Energy Partners.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2004 Form 10-K.

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” decreased from $167.4 million in the first quarter 2004 to $32.3 million in the first quarter 2005, a decrease of $135.1 million (80.7%). This negative variance is principally due to (i) a $58.8 million increased use of cash for hedging activities, due to increases in NGPL hedge volumes and natural gas prices, (ii) a $25.0 million pension payment and an $8.5 million postretirement benefit plan payment and (iii) a net increased use of cash of $51.9 million for gas in underground storage. Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices. These negative impacts were partially offset by (i) a $23.0 million increase in cash distributions received in 2005 attributable to our interest in Kinder Morgan Energy Partners and (ii) an increase of $6.2 million in 2005 cash attributable to deferred purchased gas costs.

Net Cash Flows from Investing Activities

“Net Cash Flows Provided By (Used in) Investing Activities” decreased from a use of $85.0 million in the first quarter 2004 to a source of $18.4 million in the first quarter 2005, a decrease of $103.4 million. This decreased use of cash is principally due to (i) $65.0 million net increased proceeds from margin deposits associated with hedging activities utilizing energy derivative instruments, (ii) $17.5 million of proceeds from the sale of Kinder Morgan Management, LLC shares, (see Note 7 of the accompanying Notes to Consolidated Financial Statements) and (iii) the fact that the first quarter of 2004 included an

KMI Form 10-Q

additional $17.5 million investment in Kinder Morgan Energy Partners.

Net Cash Flows from Financing Activities

“Net Cash Flows Used in Financing Activities” increased from $78.0 million in the first quarter 2004 to $217.1 million in the first quarter 2005, an increase of $139.1 million (178.3%). This increase is principally due to (i) $500 million of cash used to retire our $500 million 6.65% Senior Notes, (ii) an $151.4 million increase in cash paid during 2005 to repurchase our common shares, (iii) a $16.8 million increase in cash paid for dividends in 2005, principally due to the increased dividends declared per share and (iv) the fact that the first quarter of 2004 included $14.9 million of proceeds, net of issuance costs, from the issuance of Kinder Morgan Management shares. Partially offsetting these factors were (i) $248.5 million of proceeds, net of issuance costs, from the issuance of our 5.15% Senior Notes due March 1, 2015 (See Note 10 of the accompanying Notes to Consolidated Financial Statements), (ii) a $30.7 million reduction in short-term debt during the first quarter of 2004 versus incremental short-term borrowings of $221.0 million during the first quarter of 2005 and (iii) a $27.6 million increased source of cash from short-term advances to unconsolidated affiliates, principally Kinder Morgan Energy Partners, during 2005.

Recent Accounting Pronouncements

Refer to Note 17 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

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

•

Kinder Morgan Energy Partners’ ability and our ability to acquire new businesses and assets and integrate those operations into existing operations, as well as the ability to make expansions to our respective facilities;

KMI Form 10-Q

•

difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from Kinder Morgan Energy Partners’ terminals or pipelines or our pipelines;

•

Kinder Morgan Energy Partners’ ability and our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•

shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use Kinder Morgan Energy Partners’ or our services or provide services or products to Kinder Morgan Energy Partners or us;

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

•

foreign exchange fluctuations;

•

the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products; and

•

the timing and success of business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners and the fruition of

KMI Form 10-Q

contingencies referred to in Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Our future results also could be adversely impacted by unfavorable results of litigation and the fruition of contingencies referred to in Notes 15 and 16 of the accompanying Notes to Consolidated Financial Statements.

You should not put undue reliance on any forward-looking statements. See Items 1 and 2 “Business and Properties – Risk Factors” of our annual report filed on Form 10-K for the year ended December 31, 2004, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in “Risk Factors” above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2004, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2004 Form 10-K. See also Note 13 of the accompanying Notes to Consolidated Financial Statements.

Item 4.  Controls and Procedures.

As of March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMI Form 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2005	455,100	$ 71.44	455,100	$156,233,638
February 1 to February 28, 2005	316,400	$ 77.50	316,400	$131,706,555
March 1 to March 31, 2005	1,450,300	$ 77.02	1,450,300	$ 19,970,077

Total	2,221,800	$ 75.95	2,221,800	$ 19,970,077

[1]	All purchases were made pursuant to our publicly announced repurchase plan.
[2]

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million and $800 million in February 2002, July 2002, November 2003, April 2004, November 2004 and April 2005, respectively.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On May 4, 2005, we announced that C. Park Shaper, formerly our Executive Vice President and Chief Financial Officer, had been promoted and named our President, remaining a member of the Office of the Chairman, and that Steve Kean, formerly Kinder Morgan Energy Partners' President - Texas Intrastate Pipelines, had been promoted and named our Executive Vice President - Operations, becoming a member of the Office of the Chairman. In addition, we announced that Kim Allen had been promoted and named our Chief Financial Officer, retaining her role in charge of investor relations, and that David Kinder, our Vice President - Corporate Development, would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President - Natural Gas Pipelines, would resign from that position effective October 2005; (ii) Scott Parker, President of NGPL, would be promoted effective October 2005 to our President - Natural Gas Pipelines; (iii) David Devine would

KMI Form 10-Q

become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to Kinder Morgan Energy Partners' President – Texas Intrastate Pipelines.

Item 6.  Exhibits.

31.1 31.2	Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

32.1 32.2	Section 1350 Certification of Chief Executive Officer Section 1350 Certification of Chief Financial Officer

KMI Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
May 6, 2005	/s/ Kimberly J. Allen
Kimberly J. Allen Vice President and Chief Financial Officer