Form 10-K/A
period 2004-12-31
KINDER MORGAN INC
filed 2005-06-02
CIK 54502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Registrant’s telephone number, including area code (713) 369-9000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,754,974,482 at June 30, 2004.

The number of shares outstanding of the registrant’s common stock, $5 par value, as of February 3, 2005 was 123,402,601 shares.

EXPLANATORY NOTE

The sole purpose of this amendment is to file revised Exhibits 31.1 and 31.2, which are certifications of Kinder Morgan, Inc.’s (the “Company”) Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The only change in those exhibits is to include in paragraph 4 language regarding the Company’s internal control over financial reporting that was inadvertently omitted from the exhibits as originally filed with the Company’s Annual Report on Form 10-K on March 4, 2005.

Rule 12b-15 under the Exchange Act provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the Company’s Annual Report on Form 10-K on March 4, 2005, are therefore also included as Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
	By	/s/ Joseph Listengart
Joseph Listengart Vice President and General Counsel
Date: June 1, 2005