Form 10-Q
period 2005-06-30
KINDER MORGAN INC
filed 2005-08-01
CIK 54502

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock, $5 par value, as of July 22, 2005 was 122,490,746 shares.

KMI Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

KMI Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$ 4,944	$ 176,520
Restricted Deposits	6,657	38,049
Accounts Receivable, Net:
Trade	83,544	82,544
Related Parties	3,916	5,859
Note Receivable	2,269	4,594
Inventories	93,370	41,781
Gas Imbalances	6,361	5,625
Other	190,456	114,286
	391,517	469,258

Investments:
Kinder Morgan Energy Partners	2,136,809	2,305,212
Goodwill	914,434	918,076
Other	178,693	176,143
	3,229,936	3,399,431

Property, Plant and Equipment, Net	5,828,723	5,851,965

Deferred Charges and Other Assets	449,378	396,247

Total Assets	$ 9,899,554	$10,116,901

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	June 30, 2005	December 31, 2004
	(In thousands except shares)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$ 5,000	$ 505,000
Notes Payable	158,400	-
Accounts Payable:
Trade	32,007	58,119
Related Parties	1,230	180
Accrued Interest	59,721	67,206
Accrued Taxes	33,200	32,547
Gas Imbalances	22,508	18,254
Other	123,333	157,503
	435,399	838,809

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,520,778	2,530,065
Other	140,258	148,044
	2,661,036	2,678,109

Long-term Debt:
Outstanding Notes and Debentures	2,507,916	2,257,950
Deferrable Interest Debentures Issued to Subsidiary Trusts	283,600	283,600
Value of Interest Rate Swaps	119,749	88,243
	2,911,265	2,629,793

Minority Interests in Equity of Subsidiaries	1,136,439	1,105,436

Stockholders’ Equity:
Common Stock-
Authorized - 300,000,000 Shares, Par Value $5 Per Share
Outstanding - 135,394,956 and 134,198,905 Shares,
Respectively, Before Deducting 13,204,951 and 10,666,801
Shares Held in Treasury	676,975	670,995
Additional Paid-in Capital	1,923,275	1,863,145
Retained Earnings	1,069,483	975,912
Treasury Stock	(751,646)	(558,844)
Deferred Compensation	(26,450)	(31,712)
Accumulated Other Comprehensive Loss	(136,222)	(54,742)
Total Stockholders’ Equity	2,755,415	2,864,754

Total Liabilities and Stockholders’ Equity	$ 9,899,554	$10,116,901

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Operating Revenues:
Natural Gas Transportation and Storage	$ 188,478	$ 171,946	$ 395,838	$ 370,739
Natural Gas Sales	80,910	42,941	190,759	180,043
Other	23,997	21,980	43,671	38,671
Total Operating Revenues	293,385	236,867	630,268	589,453

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	99,559	52,210	212,169	185,681
Operations and Maintenance	46,410	37,934	86,555	74,128
General and Administrative	18,566	19,879	35,239	42,167
Depreciation and Amortization	30,216	29,707	59,571	59,188
Taxes, Other Than Income Taxes	8,566	8,451	17,114	16,832
Total Operating Costs and Expenses	203,317	148,181	410,648	377,996

Operating Income	90,068	88,686	219,620	211,457

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	157,162	132,802	311,207	261,569
Equity in Earnings of Other Equity Investments	3,307	2,695	6,620	5,502
Interest Expense	(38,564)	(32,361)	(74,328)	(64,795)
Interest Expense – Deferrable Interest Debentures	(5,478)	(5,478)	(10,956)	(10,956)
Minority Interests	(19,629)	(15,089)	(31,328)	(24,397)
Other, Net	23,235	762	29,303	1,521
Total Other Income and (Expenses)	120,033	83,331	230,518	168,444

Income from Continuing Operations Before
Income Taxes	210,101	172,017	450,138	379,901
Income Taxes	88,528	67,627	183,474	148,469
Income from Continuing Operations	121,573	104,390	266,664	231,432
Gain (Loss) on Disposal of Discontinued Operations,
Net of Tax	423	-	(1,389)	-

Net Income	$ 121,996	$ 104,390	$ 265,275	$ 231,432

Basic Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 1.00	$ 0.84	$ 2.17	$ 1.87
Loss on Disposal of Discontinued Operations	-	-	(0.01)	-
Total Basic Earnings Per Common Share	$ 1.00	$ 0.84	$ 2.16	$ 1.87

Number of Shares Used in Computing Basic
Earnings Per Common Share (Thousands)	122,012	123,882	122,605	123,799

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 0.99	$ 0.84	$ 2.15	$ 1.85
Loss on Disposal of Discontinued Operations	-	-	(0.01)	-
Total Diluted Earnings Per Common Share	$ 0.99	$ 0.84	$ 2.14	$ 1.85

Number of Shares Used in Computing Diluted
Earnings Per Common Share (Thousands)	123,103	124,955	123,755	124,942

Dividends Per Common Share	$ 0.7000	$ 0.5625	$ 1.4000	$ 1.1250

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$ 265,275	$ 231,432
Adjustments to Reconcile Net Income to Net Cash Flows
from Operating Activities:
Loss on Disposal of Discontinued Operations, Net of Tax	1,389	-
Depreciation and Amortization	59,571	59,188
Deferred Income Taxes	81,645	59,845
Equity in Earnings of Kinder Morgan Energy Partners	(311,207)	(261,569)
Distributions from Kinder Morgan Energy Partners	254,386	207,992
Equity in Earnings of Other Investments	(6,620)	(5,502)
Minority Interests in Income of Consolidated Subsidiaries	31,328	24,397
Deferred Purchased Gas Costs	16,290	6,518
Net Gains on Sales of Assets	(27,077)	(733)
Pension Contribution in Excess of Expense	(24,349)	-
Changes in Gas in Underground Storage	(42,704)	15,064
Changes in Working Capital Items	(125,841)	(83,092)
Payment to Terminate Interest Rate Swap	(3,543)	-
Other, Net	(1,979)	(7,522)
Net Cash Flows Provided by Continuing Operations	166,564	246,018
Net Cash Flows Used in Discontinued Operations	(782)	(423)
Net Cash Flows Provided by Operating Activities	165,782	245,595

Cash Flows From Investing Activities:
Capital Expenditures	(48,995)	(61,381)
Investment in Kinder Morgan Energy Partners (Note 7)	(625)	(17,504)
Net Proceeds from Margin Deposits	31,392	9,061
Other Investments	(293)	(292)
Sale of Kinder Morgan Management Shares	92,500	-
Net (Cost of Removal) Proceeds from Sales of Other Assets	(915)	25,693
Net Cash Flows Provided by (Used in) Investing Activities	73,064	(44,423)

Cash Flows From Financing Activities:
Short-term Debt, Net	158,400	(62,400)
Long-term Debt Issued	250,000	-
Long-term Debt Retired	(500,000)	-
Issuance of Shares by Kinder Morgan Management	-	15,000
Common Stock Issued	42,149	30,061
Short-term Advances From (To) Unconsolidated Affiliates	2,982	(8,817)
Treasury Stock Acquired	(189,573)	(39,309)
Cash Dividends, Common Stock	(171,704)	(139,379)
Minority Interests, Net	(1,163)	(614)
Debt Issuance Costs	(1,513)	-
Securities Issuance Costs	-	(75)
Net Cash Flows Used in Financing Activities	(410,422)	(205,533)

Net Decrease in Cash and Cash Equivalents	(171,576)	(4,361)
Cash and Cash Equivalents at Beginning of Period	176,520	11,076
Cash and Cash Equivalents at End of Period	$ 4,944	$ 6,715

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. As allowed under SFAS No. 123, we continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense would not be recognized for stock options unless the options were granted at an exercise price lower than the market price on the grant date, which we have not done. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, among other factors, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $278,000 and $507,000 for the three months and six months ended June 30, 2004, respectively, related to the 15 percent purchase discount offered under the employee stock purchase plan. Effective January 1, 2005, the purchase discount offered under the employee stock purchase plan was reduced to 5 percent. Amounts related to the 5 percent discount are not included in the pro forma amounts for the three months and six months ended June 30, 2005 because the employee stock purchase plan is no longer considered a compensatory plan under SFAS No. 123.

KMI Form 10-Q

The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 123R (revised 2004), Share-Based Payment, which will change our accounting for stock options and similar awards, see Note 17.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Net Income, As Reported	$ 121,996	$ 104,390	$ 265,275	$ 231,432
Add: Stock-based Employee Compensation
Expense Included in Reported Net Income,
Net of Related Tax Effects	1,253	775	2,449	1,550
Deduct: Total Stock-based Employee
Compensation Expense Determined under
the Fair Value Method for All Awards,
Net of Related Tax Effects	(3,271)	(3,567)	(7,157)	(8,091)
Net Income, Pro Forma	$ 119,978	$ 101,598	$ 260,567	$ 224,891

Basic Earnings Per Share:
As Reported	$ 1.00	$ 0.84	$ 2.16	$ 1.87
Pro Forma	$ 0.98	$ 0.82	$ 2.13	$ 1.82

Diluted Earnings Per Share:
As Reported	$ 0.99	$ 0.84	$ 2.14	$ 1.85
Pro Forma	$ 0.97	$ 0.81	$ 2.11	$ 1.80

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Weighted-average Common Shares Outstanding	122,012	123,882	122,605	123,799
Dilutive Common Stock Options	1,091	1,073	1,150	1,143
Shares Used to Compute Diluted Earnings Per Common Share	123,103	124,955	123,755	124,942

No options were excluded from the diluted earnings per share calculation for the three months and the six months ended June 30, 2005. Weighted-average stock options outstanding totaling 0.1 million for the three months and the six months ended June 30, 2004 were excluded from the diluted earnings per common share calculation because the effect of including them would have been antidilutive.

3.   Income Taxes

The effective tax rate (calculated by dividing the amount in the caption “Income Taxes” by the amount in the caption “Income from Continuing Operations Before Income Taxes” as shown in the accompanying interim Consolidated Statements of Operations) was 42.1% and 40.8% for the three and six months ended June 30, 2005, respectively. These effective tax rates reflect, among other factors, the impact of (i) the tax effects of our first and second quarter 2005 gains from sales of Kinder Morgan

KMI Form 10-Q

Management shares that we owned (see Note 7) and (ii) the minority interest associated with Kinder Morgan Management. We recorded pre-tax gains from sales of Kinder Morgan Management shares of $22.0 million and $26.5 million in the three months and six months ended June 30, 2005, respectively. In conjunction with these gains, we increased our total income tax provision by $13.9 million and $15.5 million in the three months and six months ended June 30, 2005, respectively. We have not recorded deferred taxes with respect to our investment in KMR due to our ability and intent to recover our investment in a tax-free manner. The effective tax rate was 39.3% and 39.1% for the three and six months ended June 30, 2004, respectively, reflecting the impact of the minority interest associated with Kinder Morgan Management, among other factors.

4.   Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Accounts Receivable	$ (1,000)	$ 10,102
Materials and Supplies Inventory	(213)	31
Other Current Assets	(72,920)	(33,513)
Accounts Payable	(25,304)	(38,911)
Income Tax Benefits from Employee Benefit Plans	15,269	9,713
Other Current Liabilities	(41,673)	(30,514)
	$(125,841)	$ (83,092)

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$ 85,547	$ 81,328
Income Taxes Paid	$ 139,776	$ 117,103

Distributions received by our Kinder Morgan Management subsidiary from its investment in i-units of Kinder Morgan Energy Partners are in the form of additional i-units, while distributions made by Kinder Morgan Management to its shareholders are in the form of additional Kinder Morgan Management shares, see Note 6. “Other, Net” as presented in the accompanying interim Consolidated Statements of Cash Flows includes other non-cash increases and decreases to earnings, including amortization of deferred revenue, amortization of debt discount and expense and amortization of interest rate swap proceeds previously received upon termination of the swap.

KMI Form 10-Q

5.   Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net Income:	$ 121,996	$ 104,390	$ 265,275	$ 231,432
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives
Utilized for Hedging Purposes	15,202	(4,253)	(13,980)	(12,626)
Reclassification of Change in Fair Value of
Derivatives to Net Income	4,471	7,998	2,131	8,754
Equity in Other Comprehensive Loss of
Equity Method Investees	(29,298)	(19,377)	(147,417)	(36,704)
Minority Interest in Other Comprehensive
Loss of Equity Method Investees	17,966	10,089	77,786	18,571
Other Comprehensive Income (Loss)	8,341	(5,543)	(81,480)	(22,005)

Comprehensive Income	$ 130,337	$ 98,847	$ 183,795	$ 209,427

The Accumulated Other Comprehensive Loss balance of $136.2 million at June 30, 2005 consisted of (i) $124.2 million representing our pro rata share of the accumulated other comprehensive loss of Kinder Morgan Energy Partners and (ii) $12.0 million representing unrecognized net losses on hedging activities.

6.   Kinder Morgan Management, LLC

On May 13, 2005, Kinder Morgan Management, LLC, referred to in this report as Kinder Morgan Management, made a distribution of 0.017482 of its shares per outstanding share (963,495 total shares) to shareholders of record as of April 29, 2005, based on the $0.76 per common unit distribution declared by Kinder Morgan Energy Partners. On August 12, 2005, Kinder Morgan Management will make a distribution of 0.016210 of its shares per outstanding share (909,009 total shares) to shareholders of record as of July 29, 2005, based on the $0.78 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners’ cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

7.   Investments and Sales

On June 1, 2005, we sold 1,717,033 Kinder Morgan Management shares that we owned for approximately $75.0 million. We recognized a pre-tax gain of $22.0 million associated with this sale.

In April 2005, Kinder Morgan Energy Partners issued 957,656 common units as partial consideration for the acquisition of seven bulk terminal operations. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 18.13% to approximately 18.06% and had the associated effects of increasing our (i) investment in the net assets of Kinder Morgan Energy Partners by $5.1 million, (ii) associated accumulated deferred income taxes by $0.5 million and (iii) paid-in capital by $0.9 million and, in addition, reduced our equity method goodwill in Kinder Morgan Energy Partners by $3.6 million. In addition, in April 2005, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners’ operating partnerships, we

KMI Form 10-Q

made a contribution of approximately $0.6 million.

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

8.   Summarized Income Statement Information for Kinder Morgan Energy Partners

Following is summarized income statement information for Kinder Morgan Energy Partners, a publicly traded master limited partnership in which we own the general partner interest, in addition to limited partner interests in the form of Kinder Morgan Energy Partners common units, i-units and Class B limited partner units. This investment, which is accounted for under the equity method of accounting, is described in more detail in our 2004 Form 10-K. Additional information on Kinder Morgan Energy Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and in its Annual Report on Form 10-K for the year ended December 31, 2004.

KMI Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Operating Revenues	$ 2,126,355	$ 1,957,182	$ 4,098,287	$ 3,779,438
Operating Expenses	1,851,226	1,725,818	3,554,181	3,322,932
Operating Income	$ 275,129	$ 231,364	$ 544,106	$ 456,506

Net Income	$ 221,826	$ 195,218	$ 445,447	$ 386,972

9.   Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. For the three months ended June 30, 2005, a gain of approximately $0.4 million (net of tax of $0.2 million) was recorded to reflect the settlement of previously recorded liabilities. For the six months ended June 30, 2005, incremental losses of approximately $1.4 million (net of tax benefits of $0.8 million) were recorded to increase previously recorded liabilities to reflect updated estimates. The cash flows attributable to discontinued operations included in the accompanying interim Consolidated Statements of Cash Flows under the caption “Net Cash Flows Used in Discontinued Operations” result from cash activity attributable to retained liabilities associated with these discontinued operations. Note 7 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K contains additional information on these matters.

10.  Financing

At June 30, 2005, we had available an $800 million five-year credit facility dated August 18, 2004. This credit facility can be used for general corporate purposes, including as backup for our commercial paper program and includes financial covenants and events of default that are common in such arrangements. This credit facility does not contain a material adverse change clause. However, the margin that we pay with respect to borrowings and the facility fee we pay on the total commitment varies based on our senior debt investment rating. We had no borrowings under our credit facility at June 30, 2005. Note 12 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K contains additional information on our credit facility.

The commercial paper we issue, which is supported by the credit facility described above, is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. Commercial paper outstanding at June 30, 2005 was $158.4 million. We had no commercial paper outstanding at December 31, 2004. Our weighted-average interest rate on short-term borrowings outstanding at June 30, 2005 was 3.35 percent. Average short-term borrowings outstanding during the second quarter of 2005 were $235.0 million and the weighted-average interest rate was 3.10 percent. Average short-term borrowings outstanding during the first six months of 2005 were $196.2 million and the weighted-average interest rate was 2.98 percent.

Our current maturities of long-term debt of $5 million at June 30, 2005 represents $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013 (which are payable September 1, 2005).

On March 1, 2005, our $500 million of 6.65% Senior Notes matured, and we paid the holders of the notes, utilizing a combination of cash on hand and borrowings under our commercial paper program.

KMI Form 10-Q

On March 15, 2005, we issued $250 million of our 5.15% Senior Notes due March 1, 2015.  The proceeds of $248.5 million, net of underwriting discounts and commissions, were used to repay short-term commercial paper debt which was incurred to pay our 6.65% Senior Notes that matured on March 1, 2005.

On May 13, 2005, we paid a cash dividend on our common stock of $0.70 per share to shareholders of record as of April 29, 2005. On July 20, 2005, our Board of Directors approved a cash dividend of $0.75 per common share payable on August 12, 2005 to shareholders of record as of July 29, 2005.

11.  Common Stock Repurchase Plan

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million and $800 million in February 2002, July 2002, November 2003, April 2004, November 2004 and April 2005, respectively. As of June 30, 2005, we had repurchased a total of approximately $744.9 million (13,147,000 shares) of our outstanding common stock under the program, of which $14.9 million (196,500 shares) and $183.7 million (2,418,300 shares) were repurchased in the three months and six months ended June 30, 2005, respectively. We repurchased $37.2 million (631,200 shares) and $39.3 million (666,200 shares) of our common stock in the three months and six months ended June 30, 2004, respectively.

12.  Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) prior to its contribution to Kinder Morgan Energy Partners as discussed following, TransColorado Gas Transmission Company, referred to as TransColorado, an interstate natural gas pipeline located in western Colorado and northwest New Mexico; (3) Kinder Morgan Retail, the regulated sale and transportation of natural gas to residential, commercial and industrial customers (including a small distribution system in Hermosillo, Mexico) and the sale of natural gas to certain utility customers under the Choice Gas Program and (4) Power, the operation and, in previous periods, development and construction of natural gas-fired electric generation facilities. Our investment in TransColorado Gas Transmission Company was contributed to Kinder Morgan Energy Partners effective November 1, 2004.

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

KMI Form 10-Q

BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30, 2005				June 30, 2005
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures	Segment Assets
	(In thousands)
Natural Gas Pipeline Company of America	$ 99,400	$ 216,243	$ 24,579	$ 24,786	$ 5,576,700
Kinder Morgan Retail	4,944	58,697	4,561	8,954	442,613
Power	4,477	15,212	1,076	-	383,345
Segment Totals	108,821	290,152	$ 30,216	$ 33,740	6,402,658
Other Revenues[2]		3,233
Total Revenues		$ 293,385
Earnings from Investment in Kinder			Investment in Kinder Morgan
Morgan Energy Partners	157,162		Energy Partners		2,136,809
General and Administrative Expenses	(18,566)		Goodwill		914,434
Other Income and (Expenses)	(37,316)		Other[3]		445,653
Income from Continuing Operations			Consolidated		$ 9,899,554
Before Income Taxes	$ 210,101

	Three Months Ended June 30, 2004
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 93,427	$ 171,672	$ 23,564	$ 21,817
TransColorado	5,384	7,776	1,062	4,301
Kinder Morgan Retail	4,971	42,630	4,209	15,341
Power	3,908	14,789	872	-
Segment Totals	107,690	$ 236,867	$ 29,707	$ 41,459
Earnings from Investment in Kinder
Morgan Energy Partners	132,802
General and Administrative Expenses	(19,879)
Other Income and (Expenses)	(48,596)
Income from Continuing Operations
Before Income Taxes	$ 172,017

1

There were no intersegment revenues during the periods presented.

2

Revenues from KM Insurance Ltd., our wholly owned subsidiary that was formed during the second quarter of 2005 for the purpose of providing insurance services to Kinder Morgan Energy Partners and us. KM Insurance Ltd. was formed as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for Kinder Morgan Energy Partners and us to secure the deductible portion of our workers’ compensation, automobile liability and general liability policies placed in the commercial insurance market.

3

Includes market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

KMI Form 10-Q

	Six Months Ended June 30, 2005
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 213,609	$ 422,716	$ 48,698	$ 36,799
Kinder Morgan Retail	38,011	179,829	9,028	12,196
Power	8,843	24,490	1,845	-
Segment Totals	260,463	627,035	$ 59,571	$ 48,995
Other Revenues[2]		3,233
Total Revenues		$ 630,268
Earnings from Investment in Kinder
Morgan Energy Partners	311,207
General and Administrative Expenses	(35,239)
Other Income and (Expenses)	(86,293)
Income from Continuing Operations
Before Income Taxes	$ 450,138

	Six Months Ended June 30, 2004
	Segment Earnings	Revenues From External Customers[1]	Depreciation And Amortization	Capital Expenditures
	(In thousands)
Natural Gas Pipeline Company of America	$ 200,173	$ 395,684	$ 46,944	$ 33,198
TransColorado	11,011	15,681	2,121	5,411
Kinder Morgan Retail	38,652	154,089	8,378	22,772
Power	7,631	23,999	1,745	-
Segment Totals	257,467	$ 589,453	$ 59,188	$ 61,381
Earnings from Investment in Kinder
Morgan Energy Partners	261,569
General and Administrative Expenses	(42,167)
Other Income and (Expenses)	(96,968)
Income from Continuing Operations
Before Income Taxes	$ 379,901

1

There were no intersegment revenues during the periods presented.

2

Revenues from KM Insurance Ltd., our wholly owned subsidiary that was formed during the second quarter of 2005 for the purpose of providing insurance services to Kinder Morgan Energy Partners and us. KM Insurance Ltd. was formed as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for Kinder Morgan Energy Partners and us to secure the deductible portion of our workers’ compensation, automobile liability and general liability policies placed in the commercial insurance market.

GEOGRAPHIC INFORMATION

All but an insignificant amount of our assets and operations are located in the continental United States of America.

13.  Accounting for Derivative Instruments and Hedging Activities

Our normal business activities expose us to risks associated with changes in the market price of natural gas and associated transportation. We engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments. During the three and six

KMI Form 10-Q

month periods ended June 30, 2005 and 2004, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges. We recognized a pre-tax loss of approximately $0.5 million and a pre-tax gain of $0.1 million in the three months ended June 30, 2005, and 2004, respectively and a pre-tax loss of approximately $1.8 million and $0.5 million in the six month periods ended June 30, 2005 and 2004, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. We expect to reclassify into earnings, during the next twelve months, substantially all of our accumulated other comprehensive loss balance related to these derivatives of $12.0 million at June 30, 2005, representing unrecognized net losses on derivative activities. During the three and six month periods ended June 30, 2005 and 2004, we reclassified no gains or losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. In conjunction with these activities, we are required to place funds in margin accounts (included with “Restricted Deposits” in the accompanying interim Consolidated Balance Sheet) when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives.

We have outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion at June 30, 2005. These agreements effectively convert the interest expense associated with our 7.25% Debentures due in 2028 and $750 million of our 6.50% Senior Notes due in 2012 from fixed rates to floating rates based on the three-month London Interbank Offered Rate (“LIBOR”) plus a credit spread. These swaps have been designated as fair value hedges, and we have accounted for them utilizing the “shortcut” method prescribed for qualifying fair value hedges under SFAS No. 133. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $123.1 million at June 30, 2005 is included in the caption “Deferred Charges and Other Assets” in the accompanying interim Consolidated Balance Sheet. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 10, 2005, we terminated $250 million of our interest rate swap agreements associated with our 6.50% Senior Notes due 2012 and paid $3.5 million in cash. We are amortizing this amount to interest expense over the period the 6.50% Senior Notes are outstanding. The unamortized balance of $3.4 million at June 30, 2005 is included in the caption “Value of Interest Rate Swaps” under the heading “Long-term Debt” in the accompanying interim Consolidated Balance Sheet.

KMI Form 10-Q

14.  Employee Benefits

(A)    Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Service Cost	$ 2,494	$ 2,149	$ 4,987	$ 4,297
Interest Cost	2,994	2,859	5,987	5,717
Expected Return on Assets	(5,101)	(4,070)	(10,202)	(8,141)
Amortization of:
Transition Asset	(8)	(40)	(16)	(81)
Prior Service Cost	45	45	89	89
(Gain)/Loss	176	(518)	355	144
Net Periodic Pension Cost	$ 600	$ 425	$ 1,200	$ 2,025

We previously disclosed in our 2004 Form 10-K that we expect to make contributions of approximately $25 million to our retirement plans during 2005. As of June 30, 2005, contributions of approximately $25 million have been made. We expect that additional contributions, if any, made during 2005 will not be significant.

(B)    Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Service Cost	$ 110	$ 114	$ 220	$ 229
Interest Cost	1,301	1,653	2,603	3,306
Expected Return on Assets	(1,429)	(1,236)	(2,857)	(2,473)
Amortization of:
Transition Obligation	-	233	-	465
Prior Service Cost	(416)	59	(831)	119
Loss	1,209	1,320	2,415	1,522
Net Periodic Postretirement Benefit Cost	$ 775	$ 2,143	$ 1,550	$ 3,168

We previously disclosed in our 2004 Form 10-K that we expect to make contributions of approximately $8.5 million to our postretirement benefit plan during 2005. As of June 30, 2005, contributions of approximately $8.5 million have been made. We expect that additional contributions, if any, to our postretirement benefit plan during 2005 will not be significant.

15.  Regulatory Matters

On December 6, 2004, as revised on March 11, 2005, NGPL filed with the FERC, in Docket No. CP05-34, a certificate application for: (i) authorization to construct and operate a new 1,775 horsepower (“hp”) compressor unit and a new 3,500 hp compressor unit at NGPL’s Compressor Station No. 155 in Wise County, Texas, (ii) authorization to construct and operate a new 3,550 hp compressor unit and a new 2,370 hp compressor unit at NGPL’s Compressor Station No. 801 in Carter County, Oklahoma and (iii) permission and approval to abandon three 660 hp compressor units and a 2,000 hp compressor unit at Compressor Station No. 155. This project will provide 20,000 dekatherms (“Dth”) per day of additional

KMI Form 10-Q

transportation capacity in NGPL’s Segment No. 1 and 51,000 Dth per day of additional transportation capacity in NGPL’s Amarillo/Gulf Coast line at a cost of approximately $21.1 million. The FERC issued a certificate approving the project on June 1, 2005. NGPL accepted the certificate on June 29, 2005.

On December 2, 2004, the FERC issued a Notice of Inquiry (Docket No. PL05-5) seeking comments on the implications of the July 20, 2004 opinion of the Court of Appeals for the District of Columbia Circuit in BP West Coast Producers, LLC, v. FERC. In reviewing a series of orders involving SFPP, L.P., the court held, among other things, that the FERC had not adequately justified its policy (the “Lakehead” policy) of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. The FERC was seeking comments on whether the court’s ruling applies only to the specific facts of the SFPP, L.P. proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were filed by the Kinder Morgan interstate pipelines.

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

On November 22, 2004, the FERC issued a Notice of Inquiry seeking comments on its policy of selective discounting. Specifically, the FERC asked parties to submit comments and respond to inquiries regarding the FERC’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons – when the discount is given to meet competition from another gas pipeline. Comments were filed by numerous parties, including NGPL. After reviewing the comments, the FERC found that its current policy on selective discounting is an integral and essential part of the FERC’s policies furthering the goal of developing a competitive national natural gas transportation market. The FERC further found that the selective discounting policy provides for safeguards to protect captive customers. If there are circumstances on a particular pipeline that may warrant special consideration or additional protections for captive customers, those issues can be considered in individual cases. The FERC stated that this order is in the public interest because it promotes a competitive natural gas market and also protects the interests of captive customers. By an order issued on May 31, 2005, the FERC reaffirmed its existing policy on selective discounting by interstate pipelines without change. Several entities have filed for rehearing.

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

On June 30, 2005, the FERC issued an order providing guidance to the industry on accounting for costs associated with pipeline integrity management requirements. The order is effective prospectively from January 1, 2006. Under the order, the costs to be expensed include those to: prepare a plan to implement

KMI Form 10-Q

the program; identify high consequence areas; develop and maintain a record keeping system; and inspect affected pipeline segments. The costs of modifying the pipeline to permit in-line inspections, such as installing pig launchers and receivers, are to be capitalized, as are certain costs associated with developing or enhancing computer software or to add or replace other items of plant. We are currently reviewing the effects of this order on our financial statements.

On October 18, 2004, NGPL filed, in Docket No. CP05-7, a certificate application with the FERC for permission and approval to abandon certain storage field surface piping and for authority to construct and operate additional facilities at its Sayre Storage field located in Beckman County, Oklahoma.  By this application, NGPL seeks to provide an additional 10 billion cubic feet (“Bcf”) of nominated storage service (“NSS”) on NGPL’s Amarillo mainline system, increase Sayre’s certificated peak day withdrawal from 400 MMcf per day to 600 MMcf per day, and increase Sayre’s maximum working gas capacity to 57.1 Bcf, at a cost of approximately $35.4 million. By an order issued on March 25, 2005, the FERC approved NGPL’s proposal without modification and subject only to the usual conditions. On April 20, 2005, NGPL accepted the issued certificate.

In April 2004, we were advised that, as part of an audit of the FERC Form 2s, the FERC would be conducting a compliance audit of NGPL’s Form 2s for the period January 1, 2000 through December 31, 2003. On May 4, 2005, the FERC issued their audit report recommending that NGPL (i) revise its procedures to ensure that fines and penalties are recorded in the proper accounts as required by the FERC’s Uniform System of Accounts, (ii) make a correcting entry in the amount of $215,000 to properly record a penalty that was paid in 2000 and (iii) implement procedures to ensure that inactive projects are cleared from construction work in progress on a timely basis. In addition, the FERC audit team identified approximately $20.6 million of costs associated with pipeline assessment that were capitalized by NGPL in accordance with its capitalization policies during the audit period. The Chief Accountant of the FERC has issued a Notice of Proposed Accounting Release that is intended to provide industry guidance on accounting for pipeline assessment activities. The FERC audit report indicates that appropriate accounting for these costs will be further considered when this industry-wide proceeding is concluded and a final Accounting Release is approved by the FERC. The FERC final Accounting Release was issued June 30, 2005 and the new accounting guidelines will be effective January 1, 2006, as further described above.

The FERC has commenced an audit of NGPL, as well as a number of other interstate gas pipelines, to test compliance with the FERC’s requirements related to the filings and postings of the Index of Customers.

On February 20, 2004, the Circuit Court of Appeals for the District of Columbia remanded back to the FERC a Williston Basin Interstate Pipeline proceeding in which the Court ruled that the FERC did not explain how the selective discounting policy adopted by the FERC in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases would not compromise the pipelines’ ability to target discounts at particular receipt/delivery points, subsystems or other defined geographic areas. On June 1, 2004, the FERC issued a Notice of Request for Comments in the Williston Basin Interstate Pipeline proceeding, on issues pertaining to discounting policy adopted in the Colorado Interstate Gas Co. and Granite State Gas Transmission cases. Comments were due on August 9, 2004. Comments were filed by the Kinder Morgan interstate pipelines. On March 3, 2005, the FERC issued an Order on Remand in the Williston Basin Interstate Pipeline Co. proceeding (RP00-463). The FERC has concluded that it cannot, at the present time, satisfy its burden under NGA Section 5 to require Williston or other pipelines to modify their tariffs to incorporate the CIG/Granite State policy. The FERC will return to its pre-existing policy of permitting pipelines to limit the selective discounts they offer shippers to particular points. Pipelines who implemented the CIG/Granite State policy pursuant to orders that are now final may file pursuant to NGA Section 4 to remove their tariff provisions implementing that policy. The Kinder

KMI Form 10-Q

Morgan interstate pipelines filed with the FERC to remove these tariff restrictions, which the FERC has approved.

On November 25, 2003, the FERC issued Order No. 2004, adopting new Standards of Conduct to become effective February 9, 2004. Every interstate natural gas pipeline was required to file a compliance plan by that date and was required to be in full compliance with the Standards of Conduct by June 1, 2004. The primary change from existing regulation is to make such standards applicable to an interstate pipeline’s interaction with many more affiliates (termed “Energy Affiliates”), including intrastate/Hinshaw pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in gas or electric markets (such as electric generators and electric or gas marketers) even if they do not ship on the affiliated interstate pipeline. Local distribution companies (“LDCs”) are excluded, however, if they do not make any off-system sales. The Standards of Conduct require, inter alia, separate staffing of interstate pipelines and their Energy Affiliates (but certain support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an Energy Affiliate. NGPL and Kinder Morgan Interstate Gas Transmission LLC, a subsidiary of Kinder Morgan Energy Partners, filed for clarification and rehearing of Order No. 2004 on December 29, 2003, and numerous other rehearing requests have been submitted. In the request for rehearing, NGPL and Kinder Morgan Interstate Gas Transmission LLC asked that intrastate/Hinshaw pipeline affiliates not be included in the definition of Energy Affiliates. On February 9, 2004, the interstate pipelines owned by Kinder Morgan, Inc. and Kinder Morgan Energy Partners filed their compliance plans under Order No. 2004. In addition, on February 19, 2004, the Kinder Morgan interstate pipelines filed a joint request asking that their interaction with intrastate/Hinshaw pipeline affiliates be exempted from the Standards of Conduct. Separation from these entities would be the most burdensome requirement of the new rules for the Kinder Morgan interstate pipelines.

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

On July 21, 2004, the Kinder Morgan interstate pipelines filed additional joint requests asking for limited exemptions from certain requirements of FERC Order No. 2004 and asking for an extension of the deadline for full compliance with Order No. 2004 until 90 days after the FERC has completed action

KMI Form 10-Q

on the pipelines’ various rehearing and exemption requests. The pipelines also requested that Rocky Mountain Natural Gas Company, one of Kinder Morgan, Inc.’s wholly owned subsidiaries, be classified as an exempt LDC for purposes of Order No. 2004. These exemptions requested relief from the independent functioning and information disclosure requirements of Order No. 2004. The exemption requests proposed to treat as Energy Affiliates within the meaning of Order No. 2004 two groups of employees, (i) individuals in the Choice Gas Commodity Group within Kinder Morgan, Inc.’s Retail operations and (ii) commodity sales and purchasing personnel within Kinder Morgan Energy Partners’ Texas intrastate operations. Order No. 2004 regulations governing relationships between interstate pipelines and their Energy Affiliates would apply to relationships with these two groups. Under these proposals, certain critical operating functions could continue to be shared.

On August 2, 2004, the FERC issued Order No. 2004-B. In this order, the FERC extended the effective date of the new Standards of Conduct from September 1, 2004 to September 22, 2004. Also in this order, among other actions, the FERC denied the request for rehearing made by the Kinder Morgan interstate pipelines to clarify the applicability of the LDC and Parent Company exemptions to them.

On September 20, 2004, the FERC issued an order that conditionally granted the July 21, 2004 joint requests for limited exemptions from the requirements of the Standards of Conduct described above. In that order, the FERC directed the Kinder Morgan interstate pipelines to submit compliance plans regarding these filings within 30 days. These compliance plans were filed on October 19, 2004 and set out certain steps taken by the Kinder Morgan interstate pipelines to assure that employees in the Choice Gas Commodity Group within Kinder Morgan, Inc.’s Retail operations and the commodity sales and purchasing personnel of Kinder Morgan Energy Partners’ Texas intrastate operations do not have access to restricted interstate pipeline information or receive preferential treatment as to interstate pipeline services. The FERC will not enforce compliance of the independent functioning requirement of the Standards of Conduct as to these employees until 30 days after it acts on these compliance filings. In all other respects, the Kinder Morgan interstate pipelines were required to comply with Order No. 2004 by September 22, 2004.

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

By an order issued on April 19, 2005, the FERC accepted the compliance plans filed by the Kinder Morgan interstate pipelines without modification, but subject to further amplification and clarification as to the intrastate group in three areas: (i) further description of the matters the shared transmission function personnel may discuss with the commodity sales and purchasing personnel within Kinder Morgan Energy Partners’ Texas intrastate operations; (ii) additional posting of organizational information about the commodity sales and purchasing personnel within Kinder Morgan Energy Partners’ Texas intrastate operations; and (iii) clarification that the President of Kinder Morgan Energy Partners’ intrastate pipeline group has received proper training and will not be a conduit for improperly sharing transmission or customer information with the commodity sales and purchasing personnel within

KMI Form 10-Q

Kinder Morgan Energy Partners’ Texas intrastate natural gas operations. The FERC also approved treatment of Rocky Mountain Natural Gas Company as an exempt LDC. The Kinder Morgan interstate pipelines made a compliance filing on May 18, 2005.

On July 25, 2003, the FERC issued a Modification to Policy Statement stating that FERC-regulated natural gas pipelines will, on a prospective basis, no longer be permitted to use gas basis differentials to price negotiated rate transactions. Effectively, interstate pipelines will no longer be permitted to use commodity price indices to structure transactions. Negotiated rates based on commodity price indices in existing contracts will be permitted to remain in effect until the end of the contract period for which such rates were negotiated. Price indexed contracts currently constitute an insignificant portion of the contracts on the interstate pipelines owned by Kinder Morgan, Inc. and Kinder Morgan Energy Partners. Moreover, in subsequent orders in individual pipeline cases, the FERC has allowed negotiated rate transactions using pricing indices so long as revenue is capped by the applicable maximum rate(s). Rehearing on this aspect of the Modification to Policy Statement has been sought by several pipelines, but the FERC has not yet acted on rehearing.

See Note 8 of Notes to Consolidated Financial Statements included in our 2004 Form 10-K for additional information regarding regulatory matters.

16.  Environmental and Legal Matters

(A)    Environmental Matters

We are subject to a variety of federal, state and local laws that regulate permitted activities relating to air and water quality, waste disposal and other environmental matters. Additionally, we have established reserves totaling $11.9 million at June 30, 2005 to address known environmental remediation sites. After consideration of reserves established, we believe that costs for environmental remediation and ongoing compliance with these regulations will not have a material adverse effect on our cash flows, financial position or results of operations or diminish our ability to operate our businesses. However, there can be no assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development of new facts or conditions will not cause us to incur significant costs.

See Note 9(A) of Notes to Consolidated Financial Statements included in our 2004 Form 10-K for additional information regarding environmental matters.

(B)    Litigation Matters

United States of America, ex rel., Jack J. Grynberg v. K N Energy, Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado. This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The complaint asks to recover all royalties the Government allegedly should have received had the volume and heating content of the natural gas been valued properly, along with treble damages and civil penalties as provided for in the False Claims Act. Mr. Grynberg, as relator, seeks his statutory share of any recovery, plus expenses and attorney fees and costs. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation (“MDL”), and transferred to the District of Wyoming. The

KMI Form 10-Q

MDL case is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases (referred to as valuation claims). Judge Downes denied the defendant’s motion to dismiss on May 18, 2001. The United States’ motion to dismiss most of the plaintiff’s valuation claims has been granted by the Court. Mr. Grynberg appealed that dismissal to the 10th Circuit, which requested briefing regarding its jurisdiction over that appeal. Mr. Grynberg’s appeal was dismissed for lack of appellate jurisdiction. Discovery to determine issues related to the Court’s subject matter jurisdiction, arising out of the False Claims Act is complete. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to CO2 production. Defendants have filed briefs opposing leave to amend. Neither the Court nor the Special Master have ruled on Mr. Grynberg’s motion to amend. On May 13, 2005, the Special Master issued his Report and Recommendations to Judge Downes in the In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. The Special Master found that there was a prior public disclosure of the mismeasurement fraud Grynberg alleged, and that Grynberg was not an original source of the allegations. As a result, the Special Master recommended dismissal on jurisdictional grounds of the Kinder Morgan defendants. On June 27, 2005, Grynberg filed a motion to modify and partially reverse the Special Master’s recommendations, and the Defendants filed a motion to adopt the Special Master’s recommendations with modifications. We expect that the Federal Court in Wyoming may adopt the recommendations in the Special Master’s report and enter the formal dismissal order in the third or fourth quarter of this year. It is likely that Grynberg will appeal any dismissal to the 10th Circuit Court of Appeals.

Lamb v. Kinder Morgan, Inc., et al., Civil Action No. 00-M-516, (formerly Adams v. Kinder Morgan, Inc., et al.) filed in the United States District Court for the District of Colorado. The case was originally filed on March 8, 2000 and is a purported class action. As of this date no class has been certified. Plaintiffs seek compensatory damages against all defendants jointly and severally, together with interest, attorney fees and expenses. The plaintiffs brought claims alleging securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all people who purchased the common stock of Kinder Morgan during the class period from October 30, 1997 to June 21, 1999. The class period occurred prior to the installation of our current management team in October 1999. The complaint centers on allegations of misleading statements concerning operations of the Bushton Processing Plant and certain contracts, as well as allegations of overstatement of income in violation of accounting principles generally accepted in the United States of America during the class period. On February 23, 2001, the federal district court dismissed several claims raised by the plaintiff, with prejudice, and dismissed the remaining claims, without prejudice. On April 27, 2001, the Adams plaintiffs filed their second amended complaint. On March 29, 2002, the federal district court dismissed the Adams plaintiffs’ second amended complaint with prejudice. On May 2, 2002, the Adams plaintiffs appealed the dismissal to the 10th Circuit Court of Appeals. In a published decision, on August 11, 2003, the 10th Circuit Court of Appeals reversed the district court’s dismissal, but upheld the dismissal of Mr. Kinder, our Chairman and Chief Executive Officer, from this action. The mandate from the 10th Circuit Court of Appeals was issued on October 17, 2003. Briefing regarding class certification is complete and a decision is pending. Merits discovery commenced on June 7, 2004. The Court granted Mr. Adams’ motion to withdraw as a lead plaintiff. As a result, the case is now styled as Lamb v. Kinder Morgan, Inc., et al. The parties reached a settlement in principle of this matter and have signed a Memorandum of Understanding. The settlement documents were preliminarily approved by the Court on February 23, 2005. On May 20, 2005, the Court entered an order giving final approval to the settlement. The implementation of the settlement will not result in a material impact on our results of operations, financial position or cash flows.

KMI Form 10-Q

Darrell Sargent d/b/a Double D Production v. Parker & Parsley Gas Processing Co., American Processing, L.P. and Cesell B. Cheatham, et al., Cause No. 878, filed in the 100th Judicial District Court, Carson County, Texas. The plaintiff filed a purported class action suit in 1999 and amended its petition in late 2002 to assert claims on behalf of over 1,000 producers who process gas through as many as ten gas processing plants formerly owned by American Processing, L.P. (“American Processing”), a former wholly owned subsidiary of Kinder Morgan, Inc., in Carson and Gray counties and other surrounding Texas counties. The plaintiff claims that American Processing (and subsequently, ONEOK, which purchased American Processing from us in 2000) improperly allocated liquids and gas proceeds to the producers. In particular, among other claims, the plaintiff challenges the methods and assumptions used at the plants to allocate liquids and gas proceeds among the producers and processors. The petition asserts claims for breach of contract and Natural Resources Code violations relating to the period from 1994 to the present. The plaintiff alleged generally in the petition that damages are “not to exceed $200 million” plus attorneys fees, costs and interest. The defendants filed a counterclaim for overpayments made to producers.

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

Harrison County Texas Pipeline Rupture

On May 13, 2005, NGPL experienced a rupture on its 36-inch diameter Gulf Coast #3 natural gas pipeline in Harrison County, Texas. The pipeline rupture resulted in an explosion and fire that severely damaged an adjacent power plant co-owned by EWO Marketing, L.P. and others. In addition, local residents within an approximate one-mile radius were evacuated by local authorities until the site was secured. According to published reports, injuries were limited to one employee at the power plant who was treated for minor injuries and released. Although we are not aware of any litigation related to this matter which has been commenced as of the date hereof, NGPL has received claims for damages to nearby homes and buildings which allegedly resulted from the explosion. NGPL and its insurers are investigating such claims and processing them in due course.

Although no assurances can be given, we believe that we have meritorious defenses to all lawsuits and legal proceedings in which we are defendants. Based on our evaluation of the above matters, and after consideration of reserves established, we believe that the resolution of such matters will not have a material adverse effect on our business, cash flows, financial position or results of operations.

KMI Form 10-Q

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

In April 2005, the Securities and Exchange Commission extended the effective date for public companies to implement SFAS No. 123R (revised 2004). The new Statement is now effective for non-small business entities starting with the first interim or annual period of the company’s first fiscal year beginning on or after June 15, 2005 (January 1, 2006, for us). We are currently reviewing the effects of this accounting Statement.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event.

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005

KMI Form 10-Q

(December 31, 2005, for us). We are currently reviewing the effects of this Interpretation.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

The provisions of this Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.  Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-5, or EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 generally provides that a sole general partner is presumed to control a limited partnership and provides guidance for purposes of assessing whether certain limited partners rights might preclude a general partner from controlling a limited partnership.

For general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, the guidance in EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006, for us). We are currently reviewing the effects of this Issue.

KMI Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes and (ii) our 2004 Form 10-K, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following interim results may not be indicative of the results to be expected over the course of an entire year. In this report Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, is referred to as “Kinder Morgan Energy Partners.” Additional information on Kinder Morgan Energy Partners is contained in its report on Form 10-K for the year ended December 31, 2004 and in its report on Form 10-Q for the quarter ended June 30, 2005.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the effective income tax rate to apply to our pre-tax income, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2004 Form 10-K. There have not been any significant changes in these policies and estimates during the first six months of 2005.

KMI Form 10-Q

Consolidated Financial Results

	Three Months Ended June 30,		Earnings Increase
	2005	2004	(Decrease)
	(In thousands except per share amounts)
Operating Revenues	$ 293,385	$ 236,867	$ 56,518
Gas Purchases and Other Costs of Sales	(99,559)	(52,210)	(47,349)
General and Administrative Expenses	(18,566)	(19,879)	1,313
Other Operating Expenses	(85,192)	(76,092)	(9,100)
Operating Income	90,068	88,686	1,382
Other Income and (Expenses)	120,033	83,331	36,702
Income Taxes	(88,528)	(67,627)	(20,901)
Income from Continuing Operations	121,573	104,390	17,183
Gain on Disposal of Discontinued
Operations, Net of Tax	423	-	423
Net Income	$ 121,996	$ 104,390	$ 17,606

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 0.99	$ 0.84	$ 0.15
Gain on Disposal of Discontinued
Operations	-	-	-
Total Diluted Earnings Per Common Share	$ 0.99	$ 0.84	$ 0.15

Number of Shares Used in Computing Diluted
Earnings Per Common Share	123,103	124,955	(1,852)

	Six Months Ended June 30,		Earnings Increase
	2005	2004	(Decrease)
	(In thousands except per share amounts)
Operating Revenues	$ 630,268	$ 589,453	$ 40,815
Gas Purchases and Other Costs of Sales	(212,169)	(185,681)	(26,488)
General and Administrative Expenses	(35,239)	(42,167)	6,928
Other Operating Expenses	(163,240)	(150,148)	(13,092)
Operating Income	219,620	211,457	8,163
Other Income and (Expenses)	230,518	168,444	62,074
Income Taxes	(183,474)	(148,469)	(35,005)
Income from Continuing Operations	266,664	231,432	35,232
Loss on Disposal of Discontinued
Operations, Net of Tax	(1,389)	-	(1,389)
Net Income	$ 265,275	$ 231,432	$ 33,843

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$ 2.15	$ 1.85	$ 0.30
Loss on Disposal of Discontinued
Operations	(0.01)	-	(0.01)
Total Diluted Earnings Per Common Share	$ 2.14	$ 1.85	$ 0.29

Number of Shares Used in Computing Diluted
Earnings Per Common Share	123,755	124,942	(1,187)

Our income from continuing operations increased from $104.4 million in the second quarter of 2004 to $121.6 million in the second quarter of 2005, an increase of $17.2 million (16%). Income from continuing operations for the second quarter of 2005 included a net increase of $4.7 million, primarily

KMI Form 10-Q

related to a pre-tax gain of $22 million on the sale of Kinder Morgan Management shares (see Note 7 of the accompanying Notes to Consolidated Financial Statements) and income tax expense of $13.9 million related to the gain on sale of Kinder Morgan Management shares. In addition to the items discussed above, the increase in continuing operations is comprised of a $1.4 million increase in operating income and an $18.2 million increase in “Other Income and (Expenses),” partially offset by a $7.0 million increase in income tax expense. Our net income increased from $104.4 million in the second quarter of 2004 to $122.0 million in the second quarter of 2005, an increase of $17.6 million (17%). Our income from continuing operations increased from $231.4 million in the first six months of 2004 to $266.7 million in the first six months of 2005. Income from continuing operations for the first six months of 2005 included a net increase of $4.7 million, primarily related to the gain on sale of Kinder Morgan Management shares discussed above. In addition to the items discussed above, the increase in continuing operations is comprised of an $8.2 million increase in operating income and a $43.5 million increase in “Other Income and (Expenses),” partially offset by a $21.2 million increase in income tax expense. Our net income increased from $231.4 million in the first six months of 2004 to $265.3 million in the first six months of 2005. Following is a discussion of items affecting operating income, other income and expenses and earnings per share. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings “Other Income and (Expenses),” “Income Taxes – Continuing Operations” and “Discontinued Operations” included elsewhere herein for additional information regarding these items.

Our results for the second quarter of 2005, in comparison to 2004, reflect an increase of $56.5 million (24%) in operating revenues and an increase of $1.4 million (2%) in operating income. The increase in operating revenues in 2005 was principally attributable to (i) increased revenues in our NGPL and Kinder Morgan Retail business segments and (ii) $3.2 million of 2005 revenues from KM Insurance Ltd., our wholly owned subsidiary formed during the second quarter of 2005 for the purpose of providing insurance services to Kinder Morgan Energy Partners and us. These increases were partially offset by our contribution of TransColorado to Kinder Morgan Energy Partners, effective November 1, 2004. Operating income was positively impacted in the second quarter of 2005, relative to 2004, by (i) increased segment earnings from our NGPL business segment and (ii) reduced general and administrative expenses. These positive impacts were partially offset by our contribution of TransColorado to Kinder Morgan Energy Partners (see the individual business segment discussions following for additional information).

Our results for the first six months of 2005, in comparison to 2004, reflect an increase of $40.8 million (7%) in operating revenues and an increase of $8.2 million (4%) in operating income. The increases in operating revenues and operating income in the first six months of 2005, relative to 2004, were due principally to the same factors affecting second quarter results, as discussed above. In addition, on a year-to-date basis, general and administrative expenses were favorably impacted by approximately $3 million received in 2005 in connection with the resolution of claims in the Enron bankruptcy proceeding.

“Other Income and (Expenses)” increased from income of $83.3 million in the second quarter of 2004 to income of $120.0 million in the second quarter of 2005, an increase of $36.7 million (44%). This increase was primarily attributable to (i) increased equity in earnings of Kinder Morgan Energy Partners in 2005, due in part to the strong performance from the assets held by Kinder Morgan Energy Partners, partially offset by an increase of $5.3 million in minority interest expense attributable to the minority interests in Kinder Morgan Management and (ii) a $22.0 million pre-tax gain from the sale of Kinder Morgan Management shares that we owned (see Note 7 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by an increase of $6.2 million in interest expense due largely to higher interest rates.

KMI Form 10-Q

“Other Income and (Expenses)” increased from income of $168.4 million in the first six months of 2004 to income of $230.5 million in the first six months of 2005, an increase of $62.1 million (37%). This increase was primarily attributable to (i) increased equity in earnings of Kinder Morgan Energy Partners in 2005, due in part to the strong performance from the assets held by Kinder Morgan Energy Partners, partially offset by an increase of $7.7 million in minority interest expense attributable to the minority interests in Kinder Morgan Management and (ii) $26.5 million in pre-tax gains from the sale of Kinder Morgan Management shares that we owned (see Note 7 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by an increase of $9.5 million in interest expense due largely to higher interest rates. Please refer to “Other Income and (Expenses),” included elsewhere herein for additional information.

Diluted earnings per common share from continuing operations increased from $0.84 in the second quarter of 2004 to $0.99 in the second quarter of 2005, an increase of $0.15 (18%), reflecting, in addition to the financial and operating impacts discussed preceding, a decrease of 1.9 million (1.5%) in average shares outstanding resulting principally from the net effect of (i) a decrease in shares due to our share repurchase program (see Note 11 of the accompanying Notes to Consolidated Financial Statements), (ii) an increase in shares due to the exercise of stock options by employees and the issuance of restricted shares to employees and (iii) the increased dilutive effect of stock options resulting from the increase in the market price of our shares.

Diluted earnings per common share from continuing operations increased from $1.85 in the first six months of 2004 to $2.15 in the first six months of 2005, an increase of $0.30 (16%), reflecting, in addition to the financial and operating impacts discussed preceding, a decrease of 1.2 million (1.0%) in average shares outstanding due principally to the same factors affecting the second quarter, as discussed above. In addition, in the first six months of 2005, we recorded a net loss on disposal of discontinued operations of $1.4 million, net of tax, or $0.01 per diluted common share (see “Discontinued Operations” included elsewhere herein).

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

KMI Form 10-Q

Natural Gas Pipeline Company of America

	Three Months Ended June 30,
	2005	2004	Increase
	(In thousands except systems throughput)
Total Operating Revenues	$ 216,243	$ 171,672	$ 44,571

Gas Purchases and Other
Costs of Sales	$ 62,543	$ 30,134	$ 32,409

Segment Earnings	$ 99,400	$ 93,427	$ 5,973

Systems Throughput (Trillion Btus)	377.6	343.0	34.6

	Six Months Ended June 30,
	2005	2004	Increase
	(In thousands except systems throughput)
Total Operating Revenues	$ 422,716	$ 395,684	$ 27,032

Gas Purchases and Other
Costs of Sales	$ 103,146	$ 99,918	$ 3,228

Segment Earnings	$ 213,609	$ 200,173	$ 13,436

Systems Throughput (Trillion Btus)	822.5	787.4	35.1

NGPL’s segment earnings increased from $93.4 million in the second quarter of 2004 to $99.4 million in the second quarter of 2005, an increase of $6.0 million (6%). Segment earnings for the second quarter of 2005 were positively impacted, relative to 2004, by (i) increased transportation and storage service revenues in 2005 resulting, in part, from increased throughput volumes, successful re-contracting of transportation capacity, the recent expansion of our storage system and the acquisition of the Black Marlin Pipeline (see discussion below) and (ii) increased operational gas sales. These positive impacts were partially offset by (i) $4.0 million of revenue included in 2004 results recognized in conjunction with the finalization of a regulatory matter and (ii) increased operations and maintenance expenses in 2005 due, in part, to increased costs for electric compression. The increase in overall operating revenues in the second quarter of 2005, relative to 2004, was largely the result of (i) increased transportation and storage service revenues, as discussed above and (ii) increased operational gas sales volumes and increased natural gas prices in 2005. NGPL’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs and recovery of storage cushion gas volumes. The increase in systems throughput in the second quarter of 2005, relative to 2004, was due principally to higher utilization of the Amarillo and Louisiana lines and warmer weather. The increase in systems throughput in the second quarter of 2005, relative to 2004, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “demand” contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

NGPL’s segment earnings increased from $200.2 million in the first six months of 2004 to $213.6 million in the first six months of 2005, an increase of $13.4 million (7%). Segment earnings for the first six months of 2005 were impacted, relative to 2004, by principally the same factors affecting second quarter results, as discussed above, except that, on a year-to-date basis, operational gas sales volumes were lower in 2005. The increase in overall operating revenues in the first six months of 2005, relative

KMI Form 10-Q

to 2004, was largely the result of increased transportation and storage service revenues, as discussed above, partially offset by lower operational gas sales volumes. The increase in systems throughput in the first six months of 2005, relative to 2004, was due principally to the increase in second quarter throughput volumes, as discussed above.

In June 2005, NGPL received a certificate from the FERC for its Amarillo-Gulf Coast cross-haul expansion. The $16.5 million project will add 51,000 Dth per day of capacity and is expected to be in service in April 2006. NGPL will begin drilling storage injection withdrawal wells this month to expand its Sayre storage field in Oklahoma by 10 Bcf. The $35 million project is expected to begin service in the spring of 2006 and all of the expansion capacity has been contracted for under long-term agreements. In addition, NGPL recently completed an open season for a 10 Bcf expansion at its North Lansing storage facility in Texas. Binding long-term precedent agreements have been executed on all of the additional capacity, and NGPL intends to file for project approval with the FERC later this year. The approximately $64 million expansion is expected to begin service in the spring of 2007.

In the second quarter of 2004, NGPL completed construction of 10.7 Bcf of storage service expansion at its existing North Lansing storage facility in east Texas, all of which is fully subscribed under long-term contracts. Effective September 1, 2004, NGPL acquired the Black Marlin Pipeline, a 38-mile, 30-inch pipeline that runs from Bryan County, Oklahoma to Lamar County, Texas. The Black Marlin Pipeline ties into NGPL’s Amarillo/Gulf Coast line and increased this line’s capacity by 38,000 Dth per day. This incremental capacity was fully subscribed in an open season under long-term contracts. Please refer to our 2004 Form 10-K for additional information regarding NGPL.

TransColorado

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
(In thousands)
Total Operating Revenues	$ 7,776	$ 15,681

Segment Earnings	$ 5,384	$ 11,011

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

Kinder Morgan Retail

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands except systems throughput)
Total Operating Revenues	$ 58,697	$ 42,630	$ 16,067

Gas Purchases and Other Costs of Sales	$ 35,998	$ 21,082	$ 14,916

Segment Earnings	$ 4,944	$ 4,971	$ (27)

Systems Throughput (Trillion Btus)[1]	6.9	6.2	0.7
[1] Excludes transport volumes of intrastate pipelines.

KMI Form 10-Q

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands except systems throughput)
Total Operating Revenues	$ 179,829	$ 154,089	$ 25,740

Gas Purchases and Other Costs of Sales	$ 106,683	$ 83,298	$ 23,385

Segment Earnings	$ 38,011	$ 38,652	$ (641)

Systems Throughput (Trillion Btus)[1]	22.1	24.6	(2.5)
[1] Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail’s segment earnings in the second quarter of 2005 decreased by less than 1% from the second quarter of 2004. Segment earnings were positively impacted in the second quarter of 2005, relative to 2004, by continued customer growth. The positive impact of customer growth was offset by increased operations and maintenance and depreciation expenses due to continued system expansion. The increase in operating revenues in the second quarter of 2005, relative to 2004, was principally due to (i) increased natural gas commodity prices in 2005 (which is accompanied by a corresponding increase in gas purchase costs), (ii) a higher percentage of our Wyoming customers choosing our pass-on commodity rates in 2005 rather than transportation only service (which increases natural gas sales revenues and is also accompanied by a corresponding increase in gas purchase costs) and (iii) continued customer growth, principally in Colorado.

Kinder Morgan Retail’s segment earnings decreased by $0.6 million (2%) from the first six months of 2004 to the first six months of 2005. Segment results for the first six months of 2005, relative to 2004, were impacted by principally the same factors affecting second quarter results, as discussed above, except that, on a year-to-date basis, segment earnings were negatively impacted by reduced space heating demand in the first quarter of 2005, primarily due to warmer weather in our services territories (which effects are also partially reduced by our weather hedging program). Please refer to our 2004 Form 10-K for additional information regarding Kinder Morgan Retail.

Power

Three Months Ended June 30,
	2005	2004	Increase
(In thousands)
Total Operating Revenues	$ 15,212	$ 14,789	$ 423

Gas Purchases and Other Costs of Sales	$ 1,018	$ 915	$ 103

Segment Earnings	$ 4,477	$ 3,908	$ 569

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)
(In thousands)
Total Operating Revenues	$ 24,490	$ 23,999	$ 491

Gas Purchases and Other Costs of Sales	$ 2,340	$ 2,386	$ (46)

Segment Earnings	$ 8,843	$ 7,631	$ 1,212

KMI Form 10-Q

Power’s segment earnings increased from $3.9 million in the second quarter of 2004 to $4.5 million in the second quarter of 2005, an increase of $0.6 million (15%). Segment earnings for the second quarter of 2005 were positively impacted, relative to 2004, by increased equity in earnings of Thermo Cogeneration Partnership due to the favorable resolution of claims in the Enron bankruptcy proceeding.

Power’s segment earnings increased from $7.6 million in the first six months of 2004 to $8.8 million in the first six months of 2005, an increase of $1.2 million (16%). Segment earnings for the first six months of 2005 were positively impacted, relative to 2004, by increased equity in earnings of Thermo Cogeneration Partnership due to (i) the favorable resolution of claims in the Enron bankruptcy proceeding and (ii) higher capacity revenues. These positive impacts were partially offset by legal costs incurred in 2005 relating to the Wrightsville power facility, which was placed into bankruptcy by Mirant in 2003. Please refer to our 2004 Form 10-K for additional information regarding Power.

Earnings from Our Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners was as follows:

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
General Partner Interest, Including Minority
Interest in the Operating Limited Partnerships	$ 119,605	$ 97,912	$ 21,693
Limited Partner Units (Kinder Morgan
Energy Partners)	9,731	9,228	503
Limited Partner i-units (Kinder Morgan
Management)	27,826	25,662	2,164
	157,162	132,802	24,360
Pre-tax Minority Interest in Kinder Morgan
Management	(26,199)	(18,312)	(7,887)
Pre-tax Earnings from Investment in Kinder
Morgan Energy Partners	$ 130,963	$ 114,490	$ 16,473

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
General Partner Interest, Including Minority
Interest in the Operating Limited Partnerships	$ 233,543	$ 191,427	$ 42,116
Limited Partner Units (Kinder Morgan
Energy Partners)	20,416	18,827	1,589
Limited Partner i-units (Kinder Morgan
Management)	57,248	51,315	5,933
	311,207	261,569	49,638
Pre-tax Minority Interest in Kinder Morgan
Management	(47,746)	(36,567)	(11,179)
Pre-tax Earnings from Investment in Kinder
Morgan Energy Partners	$ 263,461	$ 225,002	$ 38,459

The increases in our earnings from this investment in the second quarter and first six months of 2005, in comparison to the corresponding periods of 2004, are principally due to improved operating results from Kinder Morgan Energy Partners’ various businesses. For 2005, pre-tax earnings attributable to our investment in Kinder Morgan Energy Partners are expected to increase by approximately 18% due to, among other factors, improved performance from its existing assets. However, there are factors beyond the control of Kinder Morgan Energy Partners that may affect its results, including developments in the regulatory arena and as yet unforeseen competitive developments or acquisitions. Additional

KMI Form 10-Q

information on Kinder Morgan Energy Partners is contained in its Quarterly Report on Form 10-Q for the three months ended June 30, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2004.

Other Income and (Expenses)

	Three Months Ended June 30,		Earnings Increase
	2005	2004	(Decrease)
	(In thousands)
Interest Expense	$ (38,564)	$ (32,361)	$ (6,203)
Interest Expense – Deferrable Interest Debentures	(5,478)	(5,478)	-
Equity in Earnings of Kinder Morgan Energy Partners	157,162	132,802	24,360
Equity in Earnings of Power Segment[1]	3,075	2,254	821
Equity in Earnings of Horizon Pipeline[2]	232	441	(209)
Minority Interests	(19,629)	(15,089)	(4,540)
Other, Net	23,235	762	22,473
	$ 120,033	$ 83,331	$ 36,702

	Six Months Ended June 30,		Earnings Increase
	2005	2004	(Decrease)
	(In thousands)
Interest Expense	$ (74,328)	$ (64,795)	$ (9,533)
Interest Expense – Deferrable Interest Debentures	(10,956)	(10,956)	-
Equity in Earnings of Kinder Morgan Energy Partners	311,207	261,569	49,638
Equity in Earnings of Power Segment[1]	6,028	4,673	1,355
Equity in Earnings of Horizon Pipeline[2]	592	829	(237)
Minority Interests	(31,328)	(24,397)	(6,931)
Other, Net	29,303	1,521	27,782
	$ 230,518	$ 168,444	$ 62,074

___________________

[1]	Included in Power segment earnings.
[2]	Included in Natural Gas Pipeline Company of America segment earnings.

“Other Income and (Expenses)” increased from income of $83.3 million in the second quarter of 2004 to income of $120.0 million in the second quarter of 2005, an increase of $36.7 million (44%). This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners in 2005, due in part to the strong performance from the assets held by Kinder Morgan Energy Partners, partially offset by an increase of $5.3 million in minority interest expense attributable to the minority interests in Kinder Morgan Management and (ii) a $22.0 million pre-tax gain, reflected in “Other, Net” in the table above, from the sale of Kinder Morgan Management shares that we owned (see Note 7 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by an increase of $6.2 million in interest expense due largely to higher interest rates.

“Other Income and (Expenses)” increased from income of $168.4 million in the first six months of 2004 to income of $230.5 million in the first six months of 2005, an increase of $62.1 million (37%). This increase was principally due to (i) increased equity in the earnings of Kinder Morgan Energy Partners in 2005, due in part to the strong performance from the assets held by Kinder Morgan Energy Partners, partially offset by an increase of $7.7 million in minority interest expense attributable to the minority interests in Kinder Morgan Management and (ii) a $26.5 million pre-tax gain from the sale of Kinder Morgan Management shares that we owned (see Note 7 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by an increase of $9.5 million in interest expense due largely to higher interest rates.

KMI Form 10-Q

Income Taxes – Continuing Operations

The income tax provision increased from $67.6 million in the second quarter of 2004 to $88.5 million in the second quarter of 2005, an increase of $20.9 million (31%) due principally to (i) an increase in pre-tax income from continuing operations and (ii) the additional tax provision due to our gains from sales of Kinder Morgan Management shares that we owned (see Notes 3 and 7 of the accompanying Notes to Consolidated Financial Statements), partially offset by a decrease in the estimated state effective tax rate used in computing our income tax provision.

Our income tax provision for the second quarter of 2005 contains three primary components: (i) tax on income from continuing operations, (ii) tax on minority interest earnings (i.e., Kinder Morgan Management units not owned by us) and (iii) tax on the gain on the sale of Kinder Morgan Management shares owned by us.

The income tax provision increased from $148.5 million in the first six months of 2004 to $183.5 million in the first six months of 2005, an increase of $35.0 million (24%) due principally to the same factors affecting the second quarter, as discussed above.

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

We have concluded that it is more likely than not that this deferred tax asset will be realized through the sale of assets that will generate sufficient capital gain to fully utilize the capital loss carryforward during the periods specified above. Our ownership of Kinder Morgan Energy Partners common units and Kinder Morgan Management shares are specific assets that could be sold to generate capital gain. We sold approximately 2.1 million Kinder Morgan Management shares during the first six months of 2005, generating a gain for tax purposes of approximately $41.8 million. We owned approximately 13.1 million Kinder Morgan Management shares at June 30, 2005.

No valuation allowance has been provided with respect to this deferred tax asset.

Discontinued Operations

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. For the three months ended June 30, 2005, a gain of approximately $0.4 million (net of tax of $0.2 million) was recorded to reflect the settlement of previously recorded liabilities. For the six months ended June 30, 2005, incremental losses of approximately $1.4 million (net of tax benefits of $0.8 million) were recorded to increase previously recorded liabilities to reflect updated estimates. The cash flow impacts associated with discontinued operations are discussed under “Cash Flows” following. Note 9 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

KMI Form 10-Q

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

The discussion under the heading “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K includes a comprehensive discussion of (i) our investments in and obligations to unconsolidated entities, (ii) our contractual obligations and (iii) our contingent liabilities. These disclosures, which reflected balances and contractual arrangements existing as of December 31, 2004, also reflect current balances and contractual arrangements except for changes discussed following. Changes in our long-term debt and commercial paper are discussed under “Net Cash Flows from Financing Activities” following and in Note 10 of the accompanying Notes to Consolidated Financial Statements.

KMI Form 10-Q

	June 30,	December 31,
	2005	2004	2003	2002
	(Dollars in thousands)
Long-term Debt:
Outstanding Notes and Debentures	$2,507,916	$2,257,950	$2,837,487	$2,852,181
Deferrable Interest Debentures Issued to
Subsidiary Trusts[1]	283,600	283,600	283,600	-
Value of Interest Rate Swaps[2]	119,749	88,243	88,242	139,589
	2,911,265	2,629,793	3,209,329	2,991,770
Minority Interests	1,136,439	1,105,436	1,010,140	967,802
Common Equity, Excluding Accumulated
Other Comprehensive Loss	2,891,637	2,919,496	2,691,800	2,399,716
Capital Trust Securities[1]	-	-	-	275,000
	6,939,341	6,654,725	6,911,269	6,634,288
Less Value of Interest Rate Swaps	(119,749)	(88,243)	(88,242)	(139,589)
Capitalization	6,819,592	6,566,482	6,823,027	6,494,699
Short-term Debt, Less Cash and
Cash Equivalents[3]	158,456	328,480	121,824	465,614
Invested Capital	$6,978,048	$6,894,962	$6,944,851	$6,960,313

Capitalization:
Outstanding Notes and Debentures	36.8%	34.4%	41.6%	43.9%
Minority Interests	16.7%	16.8%	14.8%	14.9%
Common Equity	42.4%	44.5%	39.4%	37.0%
Capital Trust Securities	-	-	-	4.2%
Deferrable Interest Debentures Issued to
Subsidiary Trusts	4.1%	4.3%	4.2%	-

Invested Capital:
Total Debt[4]	38.2%	37.5%	42.6%	47.7%
Equity, Including Capital Trust Securities,
Deferrable Interest Debentures Issued to
Subsidiary Trusts and Minority Interests	61.8%	62.5%	57.4%	52.3%

1

As a result of our adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, the subsidiary trusts associated with these securities are no longer consolidated.

2

See “Significant Financing Transactions” following.

3

Cash and cash equivalents netted against short-term debt were $4,944, $176,520, $11,076 and $35,653 for June 30, 2005 and December 31, 2004, 2003 and 2002, respectively.

4

Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facility, our commercial paper program (which is supported by our revolving bank facility) and cash provided by operations. As of June 30, 2005, we had available an $800 million five-year credit facility dated August 18, 2004. We are currently in negotiations to extend the maturity of this credit facility by one year and to modify its pricing. This credit facility can be used for general corporate purposes, including as backup for our commercial paper program. At June 30, 2005 and July 22, 2005, we had $158.4 million and $191.7 million, respectively, of commercial paper issued and outstanding. After inclusion of applicable outstanding letters of credit, which reduce borrowing capacity, the remaining available borrowing capacity under the bank facility was $572.1 million and $538.6 million at June 30, 2005 and July 22, 2005, respectively.

KMI Form 10-Q

Our current maturities of long-term debt of $5 million at June 30, 2005 represents $5 million of current maturities of our 6.50% Series Debentures due September 1, 2013. Apart from our notes payable and current maturities of long-term debt, our current assets exceed our current liabilities by approximately $119.5 million at June 30, 2005. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our five-year credit facility, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise. Our next significant debt maturity is our $300 million of 6.80% Senior Notes in 2008.

Announcement of Dividend Increase

On July 20, 2005, our board of directors declared an increase in our quarterly dividend from $0.70 per common share ($2.80 annualized) to $0.75 per common share ($3.00 annualized). The increased quarterly dividend will be payable August 12, 2005 to shareholders of record as of July 29, 2005.

Significant Financing Transactions

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million and $800 million in February 2002, July 2002, November 2003, April 2004, November 2004 and April 2005, respectively. As of June 30, 2005, we had repurchased a total of approximately $744.9 million (13,147,000 shares) of our outstanding common stock under the program, of which $14.9 million (196,500 shares) and $183.7 million (2,418,300 shares) were repurchased in the three months and six months ended June 30, 2005, respectively. We repurchased $37.2 million (631,200 shares) and $39.3 million (666,200 shares) of our common stock in the three months and six months ended June 30, 2004, respectively.

We had outstanding fixed-to-floating interest rate swap agreements with a notional principal amount of $1.25 billion at June 30, 2005. These agreements effectively convert the interest expense associated with our 7.25% Series Debentures due in 2028 and $750 million of our 6.50% Senior Notes due in 2012 from fixed to floating rates based on the three-month London Interbank Offered Rate (“LIBOR”) plus a credit spread. These swaps are accounted for as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These agreements are further described under “Risk Management” in Item 7A of our 2004 Form 10-K.

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

Certain of our customers are experiencing financial problems that have had a significant impact on their creditworthiness. We have implemented and will continue to work to implement, as appropriate in the future, to the extent allowable under applicable laws, tariffs and regulations, prepayments and other security requirements such as letters of credit to enhance our credit position relating to amounts owed

KMI Form 10-Q

from these customers. We cannot assure that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business.

Pursuant to our continuing commitment to operational excellence and our focus on safe reliable operations, we have implemented, and intend to implement in the future, enhancements to certain of our operational practices in order to strengthen our environmental and asset integrity performance. These enhancements have resulted and may result in higher operating costs; however, we believe these enhancements will provide us the greater long-term benefits of improved environmental and asset integrity performance.

Investment in Kinder Morgan Energy Partners

At June 30, 2005, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 32.8 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 13.1 million i-units, represent approximately 15.6 percent of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 percent interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 17.3 percent of Kinder Morgan Energy Partners’ total equity interests at June 30, 2005. We receive quarterly distributions on the i-units owned by Kinder Morgan Management in additional i-units and distributions on our other units in cash.

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

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” decreased from $245.6 million for six months ended June 30, 2004 to $165.8 million for the six months ended June 30, 2005, a decrease of $79.8 million (32.5%). This negative variance is principally due to (i) a $30.3 million increased use of cash for hedging activities, due to increases in NGPL hedge volumes and natural gas prices, (ii) a $25.0 million

KMI Form 10-Q

pension payment and an $8.5 million postretirement benefit plan payment, (iii) a $22.7 million increase in cash paid for income taxes during 2005 and (iv) a net increased use of cash of $57.8 million for gas in underground storage. Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices. These negative impacts were partially offset by (i) a $46.4 million increase in cash distributions received in 2005 attributable to our interest in Kinder Morgan Energy Partners and (ii) an increase of $9.8 million in 2005 cash attributable to deferred purchased gas costs.

Net Cash Flows from Investing Activities

“Net Cash Flows Provided By (Used in) Investing Activities” decreased from a use of $44.4 million for the six months ended June 30, 2004 to a source of $73.1 million for the six months ended June 30, 2005, a decrease of $117.5 million. This decreased use of cash is principally due to (i) $22.3 million net increased proceeds from margin deposits associated with hedging activities utilizing energy derivative instruments, (ii) $92.5 million of proceeds from the sale of Kinder Morgan Management shares, (see Note 7 of the accompanying Notes to Consolidated Financial Statements) and (iii) the fact that the six months ended June 30, 2004 included an additional $17.5 million investment in Kinder Morgan Energy Partners.  Partially offsetting these factors is the fact that the six months ended June 30, 2004 included $25.7 million of proceeds from the sales of other assets.

Net Cash Flows from Financing Activities

“Net Cash Flows Used in Financing Activities” increased from $205.5 million for the six months ended June 30, 2004 to $410.4 million for the six months ended June 30, 2005, an increase of $204.9 million (99.7%). This increase is principally due to (i) $500 million of cash used to retire our $500 million 6.65% Senior Notes, (ii) an $150.3 million increase in cash paid during 2005 to repurchase our common shares, (iii) a $32.3 million increase in cash paid for dividends in 2005, principally due to the increased dividends declared per share and (iv) the fact that the six months ended June 30, 2004 included $14.9 million of proceeds, net of issuance costs, from the issuance of Kinder Morgan Management shares. Partially offsetting these factors were (i) $248.5 million of proceeds, net of issuance costs, from the issuance of our 5.15% Senior Notes due March 1, 2015 (See Note 10 of the accompanying Notes to Consolidated Financial Statements), (ii) a $62.4 million reduction in short-term debt during the six months ended June 30, 2004 versus incremental short-term borrowings of $158.4 million during the six months ended June 30, 2005 and (iii) an $11.8 million increased source of cash from short-term advances to unconsolidated affiliates, principally Kinder Morgan Energy Partners, during 2005.

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

KMI Form 10-Q

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

•

changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

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

KMI Form 10-Q

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

•

the timing and success of business development efforts; and

•

unfavorable results of litigation involving Kinder Morgan Energy Partners and the fruition of contingencies referred to in Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. Our future results also could be adversely impacted by unfavorable results of litigation and the fruition of contingencies referred to in Notes 15 and 16 of the accompanying Notes to Consolidated Financial Statements.

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

Item 4.  Controls and Procedures.

As of June 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive

KMI Form 10-Q

Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 16 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2005, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2005	196,500	$ 75.74	196,500	$ 55,083,777
May 1 to May 31, 2005	-	$ -	-	$ 55,083,777
June 1 to June 30, 2005	-	$ -	-	$ 55,083,777

Total	196,500	$ 75.74	196,500	$ 55,083,777

[1]	All purchases were made pursuant to our publicly announced repurchase plan.
[2]

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million and $800 million in February 2002, July 2002, November 2003, April 2004, November 2004 and April 2005, respectively.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

a)	The Company held its Annual Meeting of Shareholders on May 10, 2005 (the “Annual Meeting”).

b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Bliss, Morgan and Randall. In addition, those directors continuing in office after the meeting included Messrs. Austin, Battey, Gardner, Hybl, Kinder, Sarofim and True. The number of votes for and withheld for the nominees elected at the meeting were as follows:

	For	Withheld

Stewart A. Bliss	109,937,530	2,133,704
Michael C. Morgan	109,460,022	2,611,212
Edward Randall, III	109,766,800	2,304,434

KMI Form 10-Q

c)	The following matters were also voted on at the Annual Meeting:

(1)

A proposal to amend and adopt our Restated Articles of Incorporation to increase our authorized Common Stock, par value $5.00 per share, from 150,000,000 shares to 300,000,000 shares was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	103,962,776
Against	7,360,705
Abstain	747,753
Broker Non-votes	N/A

(2)

A proposal to ratify and approve our 2005 Annual Incentive Plan was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	109,647,248
Against	1,532,132
Abstain	891,854
Broker Non-votes	N/A

(3)

A proposal to ratify and approve our Non-Employee Directors Stock Awards Plan was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	85,445,357
Against	5,606,481
Abstain	1,040,786
Broker Non-votes	19,978,610

(4)

A proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2005 was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	110,881,213
Against	510,340
Abstain	679,681
Broker Non-votes	N/A

Item 5.  Other Information.

At its July 20, 2005 meeting, the compensation committee of our board of directors approved a special contribution of an additional 1% of base pay into the Kinder Morgan Savings Plan (a defined contribution 401(k) plan) for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay to his or her Savings Plan account each pay period beginning with the first pay period of August 2005 and continuing through the last pay period of July 2006.

KMI Form 10-Q

The 1% contribution will be in the form of our common stock (the same as the current 4% contribution). The 1% contribution will be in addition to, and does not change or otherwise impact, the 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest on the second anniversary of the employee’s date of hire. Since this additional 1% company contribution is discretionary, compensation committee approval will be required annually for each special contribution.

On May 4, 2005, we announced that C. Park Shaper, formerly our Executive Vice President and Chief Financial Officer, had been promoted and named our President, remaining a member of the Office of the Chairman, and that Steve Kean, formerly Kinder Morgan Energy Partners’ President – Texas Intrastate Pipelines, had been promoted and named our Executive Vice President, Operations, becoming a member of the Office of the Chairman. In addition, we announced that Kim Allen had been promoted and named our Chief Financial Officer, retaining her role in charge of investor relations, and that David Kinder, our Vice President, Corporate Development, would also assume the role of Treasurer, formerly held by Ms. Allen. We also announced that (i) Deb Macdonald, our President – Natural Gas Pipelines, would resign from that position effective October 2005; (ii) Scott Parker, President of NGPL, would be promoted effective October 2005 to our President – Natural Gas Pipelines; (iii) David Devine would become President of NGPL effective October 2005; and (iv) Tom Martin had been promoted to Kinder Morgan Energy Partners’ President – Texas Intrastate Pipelines. Until Ms. Macdonald’s resignation in October 2005, each of Ms. Macdonald and Mr. Parker are serving as Co-Presidents – Natural Gas Pipelines.

Item 6.  Exhibits.

3.1	Amended and Restated Articles of Incorporation of Kinder Morgan, Inc. and amendments thereto.

31.1 31.2	Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

32.1 32.2	Section 1350 Certification of Chief Executive Officer Section 1350 Certification of Chief Financial Officer

KMI Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
August 1, 2005	/s/ Kimberly J. Allen
Kimberly J. Allen Vice President and Chief Financial Officer