Form 10-Q
period 2006-06-30
KINDER MORGAN INC
filed 2006-08-08
CIK 54502

Table of Contents

KMI Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock, $5 par value, as of July 31, 2006 was 133,921,582 shares.

KMI Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2006

KMI Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	June 30, 2006	December 31, 2005
	(In millions)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$201.3	$116.6
Restricted Deposits	56.6	10.6
Accounts, Notes and Interest Receivable, Net:
Trade	1,057.1	489.0
Related Parties	19.1	17.2
Inventories	346.5	228.2
Gas Imbalances	21.4	16.9
Assets Held for Sale	16.0	126.7
Rate Stabilization	91.2	35.7
Other	298.3	263.2
	2,107.5	1,304.1

Notes Receivable – Related Parties	90.9	-

Investments:
Kinder Morgan Energy Partners	-	2,202.9
Other	1,108.6	649.6
	1,108.6	2,852.5

Goodwill	3,778.6	2,781.0

Other Intangibles, Net	230.5	17.7

Property, Plant and Equipment, Net	18,793.4	9,545.6

Deferred Charges and Other Assets	1,043.0	950.7

Total Assets	$27,152.5	$17,451.6

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	June 30, 2006	December 31, 2005
	(In millions except shares)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$135.8	$347.4
Notes Payable	1,489.3	610.6
Cash Book Overdrafts	55.9	-
Accounts Payable:
Trade	876.8	431.2
Related Parties	5.1	-
Accrued Interest	232.2	92.0
Accrued Taxes	167.0	100.1
Gas Imbalances	22.2	16.1
Rate Stabilization	43.5	115.1
Liabilities Held for Sale	-	21.9
Other	996.3	208.2
	4,024.1	1,942.6

Other Liabilities and Deferred Credits:
Deferred Income Taxes	3,125.9	3,156.4
Other	1,953.2	451.5
	5,079.1	3,607.9

Long-term Debt:
Outstanding Notes and Debentures	11,204.5	6,286.8
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.6	283.6
Capital Securities	111.6	107.2
Value of Interest Rate Swaps	(143.5)	51.8
	11,456.2	6,729.4

Minority Interests in Equity of Subsidiaries	2,461.6	1,247.3

Stockholders’ Equity:
Common Stock-
Authorized – 300,000,000 Shares, Par Value $5 Per Share
Outstanding – 148,803,488 and 148,479,863 Shares, Respectively, Before Deducting 15,056,451 and 14,712,901 Shares Held in Treasury	744.0	742.4
Additional Paid-in Capital	3,050.6	3,056.3
Retained Earnings	1,292.2	1,175.3
Treasury Stock	(917.6)	(885.7)
Deferred Compensation	-	(36.9)
Accumulated Other Comprehensive Loss	(37.7)	(127.0)
Total Stockholders’ Equity	4,131.5	3,924.4

Total Liabilities and Stockholders’ Equity	$27,152.5	$17,451.6

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions except per share amounts)
Operating Revenues:
Natural Gas Sales	$1,782.5	$81.0	$4,177.2	$190.8
Transportation and Storage	803.3	188.4	1,623.0	395.8
Oil and Product Sales	188.6	0.4	363.0	2.0
Other	63.1	22.9	107.6	41.0
Total Operating Revenues	2,837.5	292.7	6,270.8	629.6

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	1,725.8	99.6	3,983.4	212.2
Operations and Maintenance	334.7	45.8	636.6	85.9
General and Administrative	104.1	18.5	206.3	35.2
Depreciation, Depletion and Amortization	161.4	30.2	317.1	59.6
Taxes, Other Than Income Taxes	56.9	8.6	113.2	17.1
Other Expenses (Income)	(15.1)	-	(15.1)	-
Total Operating Costs and Expenses	2,367.8	202.7	5,241.5	410.0

Operating Income	469.7	90.0	1,029.3	219.6

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	-	157.2	-	311.2
Equity in Earnings of Other Equity Investments	24.6	3.3	57.6	6.6
Interest Expense, Net	(191.6)	(38.5)	(373.0)	(74.3)
Interest Expense – Deferrable Interest Debentures	(5.5)	(5.5)	(11.0)	(11.0)
Interest Expense – Capital Securities	(2.3)	-	(4.4)	-
Minority Interests	(96.8)	(19.6)	(186.9)	(31.3)
Other, Net	7.8	23.2	(9.9)	29.3
Total Other Income and (Expenses)	(263.8)	120.1	(527.6)	230.5

Income from Continuing Operations Before Income Taxes	205.9	210.1	501.7	450.1
Income Taxes	48.6	88.5	149.9	183.4
Income from Continuing Operations	157.3	121.6	351.8	266.7
(Loss) Gain from Discontinued Operations, Net of Tax	(0.1)	0.4	(0.9)	(1.4)

Net Income	$157.2	$122.0	$350.9	$265.3

Basic Earnings (Loss) Per Common Share:
Income from Continuing Operations	$1.18	$1.00	$2.65	$2.17
Loss from Discontinued Operations	-	-	(0.01)	(0.01)
Total Basic Earnings Per Common Share	$1.18	$1.00	$2.64	$2.16

Number of Shares Used in Computing Basic Earnings Per Common Share	132.8	122.0	132.8	122.6

Diluted Earnings (Loss) Per Common Share:
Income from Continuing Operations	$1.17	$0.99	$2.61	$2.15
Loss from Discontinued Operations	-	-	(0.01)	(0.01)
Total Diluted Earnings Per Common Share	$1.17	$0.99	$2.60	$2.14

Number of Shares Used in Computing Diluted Earnings Per Common Share	134.9	123.1	134.9	123.8

Dividends Per Common Share	$0.8750	$0.7000	$1.7500	$1.4000

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2006	2005
	(In millions)
Cash Flows From Operating Activities:
Net Income	$350.9	$265.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss from Discontinued Operations, Net of Tax	0.9	1.4
Depreciation, Depletion and Amortization	317.1	59.6
Deferred Income Taxes	42.1	81.6
Equity in Earnings of Kinder Morgan Energy Partners	-	(311.2)
Distributions from Kinder Morgan Energy Partners	-	254.4
Equity in Earnings of Other Investments	(57.6)	(6.6)
Distributions from Other Equity Investees	46.4	3.9
Minority Interests in Income of Consolidated Subsidiaries	186.9	31.3
Changes in Rate Stabilization Accounts	(47.3)	-
Deferred Purchased Gas Costs	10.3	16.3
Net Gains on Sales of Assets	(18.1)	(27.1)
Mark-to-Market Interest Rate Swap Loss	22.3	-
Pension Contribution in Excess of Expense	-	(24.4)
Changes in Gas in Underground Storage	(69.8)	(42.7)
Changes in Working Capital Items	117.0	(125.8)
Payment to Terminate Interest Rate Swap	-	(3.5)
Other, Net	(4.7)	(5.9)
Net Cash Flows Provided by Continuing Operations	896.4	166.6
Net Cash Flows Used in Discontinued Operations	(11.9)	(0.8)
Net Cash Flows Provided by Operating Activities	884.5	165.8

Cash Flows From Investing Activities:
Capital Expenditures	(740.4)	(49.0)
Acquisition of Terasen	(9.9)	-
Other Acquisitions	(364.9)	-
Investment in Kinder Morgan Energy Partners	-	(0.6)
Net (Investments in) Proceeds from Margin Deposits	(46.0)	31.4
Other Investments	(3.6)	(0.3)
Sale of Kinder Morgan Management Shares	-	92.5
Natural Gas Stored Underground and Natural Gas Liquids Line-fill	(12.9)	-
Sales of Other Assets Net of Removal Costs	49.9	(0.9)
Net Cash Flows (Used in) Provided by Continuing Investing Activities	(1,127.8)	73.1
Net Cash Flows Provided by Discontinued Investing Activities	105.9	-
Net Cash Flows (Used in) Provided by Investing Activities	(1,021.9)	73.1

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Financing Activities:
Short-term Debt, Net	709.9	158.4
Long-term Debt Issued	242.9	250.0
Long-term Debt Retired	(270.6)	(500.0)
Increase in Cash Book Overdrafts	14.2	-
Common Stock Issued	16.9	42.1
Excess Tax Benefits from Share-based Payment Arrangements	5.8	-
Short-term Advances From (To) Unconsolidated Affiliates	(7.3)	3.0
Treasury Stock Acquired	(34.3)	(189.6)
Cash Dividends, Common Stock	(234.1)	(171.7)
Minority Interests, Contributions	105.5	-
Minority Interests, Distributions	(337.1)	(1.2)
Debt Issuance Costs	(4.4)	(1.5)
Other, Net	(2.0)	-
Net Cash Flows Provided by (Used in) Financing Activities	205.4	(410.5)

Effect of Exchange Rate Changes on Cash	4.6	-

Effect of Accounting Change on Cash	12.1	-

Net Increase (Decrease) in Cash and Cash Equivalents	84.7	(171.6)
Cash and Cash Equivalents at Beginning of Period	116.6	176.5
Cash and Cash Equivalents at End of Period	$201.3	$4.9

For supplemental cash flow information, see Note 1(K).

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are one of the largest energy transportation and storage companies in North America, operating or owning an interest in approximately 43,000 miles of pipelines and approximately 150 terminals. We have both regulated and nonregulated operations. We also own the general partner interest and a significant limited partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. Due to our implementation of a recent accounting pronouncement (see Note 1(C)), we are including Kinder Morgan Energy Partners and its consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. This means that the accounts, balances and results of operations of Kinder Morgan Energy Partners and its consolidated subsidiaries are now presented on a consolidated basis with ours and those of our other consolidated subsidiaries for financial reporting purposes, instead of equity method accounting as previously reported. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KMI.” Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

Kinder Morgan Management, LLC, referred to in this report as Kinder Morgan Management, is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., our indirect wholly owned subsidiary, owns all of Kinder Morgan Management’s voting shares. Kinder Morgan Management’s shares (other than the voting shares we hold) are traded on the New York Stock Exchange under the ticker symbol “KMR.” Kinder Morgan Management, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

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

To convert June 30, 2006 balances denominated in Canadian dollars to U.S. dollars, we used the June 30, 2006 Bank of Canada closing exchange rate of 0.8959 U.S. dollars per Canadian dollar.

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

On May 28, 2006, we received a proposal from investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, to acquire all of our outstanding common stock for $100 per share in cash. Our board of directors formed a special committee of independent directors to consider the proposal and review and evaluate alternative proposals that may be developed or received from other parties. The committee has retained financial advisors and a legal advisor to assist it in its work. There can be no assurance that any agreement on financial and other terms satisfactory to the special committee will result from the committee’s evaluation of the proposal by the group of investors led by Mr. Kinder or any other proposals, or that any extraordinary transaction will be approved or completed.

1.

Nature of Operations and Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2005 Form 10-K and Note 2 of Notes to Consolidated Financial Statements included in Kinder Morgan Energy Partners’ 2005 Form 10-K.

KMI Form 10-Q

(A)

Stock-Based Compensation

Effective January 1, 2006, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and requires companies to expense the value of employee stock options and similar awards. Because we have used the fair-value method of accounting for stock-based compensation for pro forma disclosure under SFAS No. 123, we are applying SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures.

	Effect of Applying Statement No. 123(R)
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions, except per share amounts)
Income from Continuing Operations Before Income Taxes	$(1.8)	$(3.7)
Income from Continuing Operations	$(1.1)	$(2.3)
Net Income	$(1.1)	$(2.3)
Basic Earnings Per Common Share	$(0.01)	$(0.02)
Diluted Earnings Per Common Share	$-	$(0.02)
Net Cash Flows Provided by Operating Activities	$(2.6)	$(5.8)
Net Cash Flows Provided by Financing Activities	$2.6	$5.8

For the three and six months ended June 30, 2005, had compensation cost for these plans been determined using the fair-value-based method, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In millions, except per share amounts)
Net Income, As Reported	$122.0	$265.3
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	1.3	2.4
Deduct: Total Stock-based Employee Compensation Expense Determined Under the Fair Value Method for All Awards, Net of Related Tax Effects	(3.3)	(7.1)
Net Income, Pro Forma	$120.0	$260.6

Basic Earnings Per Share:
As Reported	$1.00	$2.16
Pro Forma	$0.98	$2.13

Diluted Earnings Per Share:
As Reported	$0.99	$2.14
Pro Forma	$0.97	$2.11

We have stock options issued under the following plans: The 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (which plan has been terminated), the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which plan has been terminated), the Kinder Morgan, Inc. Amended and Restated 1999 Stock Plan and the Non-Employee Directors Stock Awards Plan. The 1994 plan provided for and the 1999 plan and the Non-Employee Directors Stock Awards Plan provide for the issuance of restricted stock. We also have an employee stock purchase plan.

Over the years the 1999 Stock Plan has been amended to increase shares available to grant, to allow for granting of restricted shares, and effective January 18, 2006 has been amended to allow for the granting of Restricted Stock Units to employees residing outside the United States. The company stopped granting stock options after July 2004 and has replaced option grants with grants of restricted stock and restricted stock units to fewer people and in smaller amounts. Options granted prior to 2005 generally had vesting schedules of either 25% per year with a 10-year life or 100% after three years with a seven-year life. Our restricted stock and restricted stock unit grants generally have either a three-year or five-year cliff vesting. Our most recent grants have been 220,740 restricted shares in July 2005; 169,000 restricted shares and 310,000 options in July 2004; and 575,000 restricted shares and 658,000 options in July 2003.

KMI Form 10-Q

During the three months and six months ended June 30, 2006, we recognized stock option compensation expense of $1.8 million and $3.7 million, respectively. At June 30, 2006, unrecognized compensation cost was approximately $2.3 million, which will be recognized over the next two years.

During the six months ended June 30, 2006 and 2005, we made restricted common stock grants to our non-employee directors of 17,600 and 15,750 shares, respectively. These grants are valued at $1.7 million and $1.3 million, respectively, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. All of the restricted stock grants made in the six months ended June 30, 2006 and 2005 vest during a six-month period. Expense related to restricted grants is recognized on a straight-line basis over the respective vesting periods. During the three months and six months ended June 30, 2006, we amortized $3.6 million and $7.0 million, respectively, related to restricted stock grants. During the three months and six months ended June 30, 2005, we amortized $2.0 million and $3.9 million, respectively, related to restricted stock grants.

During the six months ended June 30, 2006, we made restricted stock unit grants of 61,800 units. These grants are valued at $6.0 million, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. Of the 61,800 restricted stock unit grants, 27,950 units vest one-third per year over a three year period and the related expense is recognized on a graded basis over the vesting period and 33,850 units vest during a three year period and the related expense is recognized on a straight-line basis over the vesting period. Upon vesting the grants will be paid fifty percent in cash and fifty percent in our common shares. During the three months and six months ended June 30, 2006, we amortized $0.7 million and $1.5 million, respectively, related to restricted stock unit grants.

As required by the provision of SFAS No. 123R, we have eliminated the deferred compensation balance previously shown on our Consolidated Balance Sheet against the caption “Additional Paid-in Capital.”

A summary of the status of our restricted stock and restricted stock unit plans at June 30, 2006, and changes during the three months and six months then ended is presented in the table below:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value (In millions)	Shares	Weighted Average Grant Date Fair Value (In millions)
Outstanding at Beginning of Period	908,373	$61.3	880,310	$56.6
Granted	-	-	79,400	7.7
Vested	-	-	(48,937)	(2.8)
Forfeited	(1,600)	(0.1)	(4,000)	(0.3)
Outstanding at End of Period	906,773	$61.2	906,773	$61.2

Intrinsic Value of Restricted Stock Vested During the Period		$-		$4.7

Under all plans, except the Long-term Incentive Plan, options must be granted at not less than 100% of the market value of the stock at the date of grant. The Long-term Incentive Plan has been terminated and therefore has no shares available for future grants.

KMI Form 10-Q

Plan Name	Shares Subject to the Plan	Option Shares Granted Through June 30, 2006	Vesting Period	Expiration Period
1992 Directors’ Plan	1,025,000	689,375	0 – 6 Months	10 Years
Long-term Incentive Plan	5,700,000	4,112,145	0 – 5 Years	5 – 10 Years
1999 Plan	10,500,000	8,028,868	3 – 4 Years	7 – 10 Years
Non-Employee Directors Plan	500,000	33,350	0 – 6 Months	10 Years

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

A summary of the status of our stock option plans at June 30, 2006, and changes during the three months and six months then ended is presented in the table and narrative below:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Period	3,255,785	$45.34	3,421,849	$45.21
Granted	-	-	-	-
Exercised	(132,762)	45.69	(285,026)	43.61
Forfeited	(34,125)	36.17	(47,925)	41.71
Outstanding at End of Period	3,088,898	$45.40	3,088,898	$45.40

Exercisable at End of Period	2,108,432	$41.67	2,108,432	$41.67

Aggregate Intrinsic Value of Options Exercisable at End of Period (In millions)		$122.8		$122.8
Intrinsic Value of Options Exercised During the Period (In millions)		$6.8		$15.2
Cash Received from Exercise of Options During the Period (In millions)		$6.1		$12.4

KMI Form 10-Q

The following table sets forth our common stock options outstanding at June 30, 2006, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

Options Outstanding				Options Exercisable
Price Range	Number Outstanding	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable	Wtd. Avg. Exercise Price
$00.00 - $23.81	466,800	$23.81	3.23 years	466,800	$23.81
$24.04 - $43.10	727,600	$35.85	4.80 years	566,150	$34.59
$49.00 - $53.20	708,886	$50.89	4.66 years	708,886	$50.89
$53.60 - $60.18	863,987	$54.85	4.59 years	306,596	$56.75
$60.79 - $61.40	321,625	$60.90	5.52 years	60,000	$61.40
	3,088,898	$45.40	4.55 years	2,108,432	$41.67

Under the employee stock purchase plan, we may sell up to 2,400,000 shares of common stock to eligible employees. Employees purchase shares through voluntary payroll deductions. Through 2004, shares were purchased quarterly at a 15% discount from the closing price of the common stock on the last trading day of each calendar quarter. Beginning with the March 31, 2005 quarterly purchase, the discount was reduced to 5%, thus making the employee stock purchase plan a non-compensatory plan under SFAS No. 123R. Employees purchased 8,783 shares and 20,097 shares for the three months and six months ended June 30, 2006, respectively. Employees purchased 12,559 shares and 25,065 shares for the three months and six months ended June 30, 2005, respectively. We implemented a Foreign Subsidiary Employees Stock Purchase Plan for our employees working in Canada. This plan mirrors the Employee Stock Purchase Plan for our United States employees. Employees were eligible to participate in the program beginning April 1, 2006. Employees purchased 746 shares for the three months and six months ending June 30, 2006.

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

(C) Basis of Presentation

Our consolidated financial statements include the accounts of Kinder Morgan, Inc. and our majority-owned subsidiaries, as well as those of Kinder Morgan Energy Partners. Except for Kinder Morgan Energy Partners, investments in 50% or less owned operations are accounted for under the equity method. These investments reported under the equity method include jointly owned operations in which we have the ability to exercise significant influence over their operating and financial policies, as was our investment in Kinder Morgan Energy Partners prior to January 1, 2006. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

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

We have prospectively applied EITF No. 04-5 using Transition Method A. The adoption of this new pronouncement has no impact on our consolidated stockholders’ equity. There also is no impact on the financial covenants in our loan agreements from the implementation of EITF No. 04-5 because our $800 million credit facility was amended to exclude the effect of consolidating Kinder Morgan Energy Partners. See Note 12 of Notes to Consolidated Financial Statements included in our 2005 Form 10-K.

The adoption of this pronouncement has the effect of increasing our consolidated operating revenues and expenses and

KMI Form 10-Q

consolidated interest expense beginning January 1, 2006. However, after recording the associated minority interests in Kinder Morgan Energy Partners, our net income and earnings per common share are not affected.

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

We provide various types of natural gas storage and transportation services to customers. The natural gas remains the property of these customers at all times. In many cases (generally described as “firm service”), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue in the period the service is provided. The per-unit charge is recognized as revenue when the volumes are delivered to the customers’ agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as “interruptible service”), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements.

We provide crude oil transportation services and refined petroleum products transportation and storage services to customers. Revenues are recorded when products are delivered and services have been provided and adjusted according to terms prescribed by the toll settlements with shippers and approved by regulatory authorities.

We recognize bulk terminal transfer service revenues based on volumes loaded and unloaded. We recognize liquids terminal tank rental revenue ratably over the contract period. We recognize liquids terminal throughput revenue based on volumes received and volumes delivered. Liquids terminal minimum take-or-pay revenue is recognized at the end of the contract year or contract term depending on the terms of the contract. We recognize transmix processing revenues based on volumes processed or sold, and if applicable, when title has passed. We recognize energy-related product sales revenues based on delivered quantities of product.

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

(E) Inventories

	June 30,	December 31,
	2006	2005
	(In millions)
Gas in Underground Storage (Current)	$286.7	$209.6
Materials and Supplies	34.4	18.6
Petroleum Products	25.4	-
	$346.5	$228.2

(F) Goodwill

Prior to the adoption of EITF No. 04-5 on January 1, 2006, we accounted for our investment in Kinder Morgan Energy Partners under the equity method. The difference between the cost of our investment and our underlying equity in the net assets of Kinder Morgan Energy Partners was recorded as equity method goodwill. Upon the adoption of EITF No. 04-5, we ceased accounting for our investment in Kinder Morgan Energy Partners under the equity method and beginning January 1, 2006 we include the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements. As a result, the character of the equity method goodwill was changed to goodwill arising from a business combination or acquisition, which must be allocated to one or more reporting units as of the original date of combination or acquisition.

We purchased our investment in Kinder Morgan Energy Partners in October 1999. The businesses of Kinder Morgan Energy Partners that existed at that time are presently located in the Products Pipelines, CO2, and Terminals segments. The equity method goodwill recharacterized as goodwill arising from an acquisition was allocated to these reporting units effective

KMI Form 10-Q

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

Changes in the carrying amount of our goodwill for the six months ended June 30, 2006 are summarized as follows:

	Balance December 31, 2005	KMP Goodwill Consolidated into KMI[1]	Reallocation of Equity Method Goodwill	Acquisitions	Other[2]	Balance June 30, 2006
	(In millions)
Kinder Morgan Energy Partners	$859.4	$-	$(859.4)	$-	$-	$-
Power Segment	24.8	-	-	-	-	24.8
Kinder Morgan Canada Segment[3]	658.2	-	-	-	27.7	685.9
Terasen Gas Segment[3]	1,238.6	-	-	-	150.3	1,388.9
Products Pipelines Segment	-	263.2	695.5	-	-	958.7
Natural Gas Pipelines Segment	-	288.4	-	-	-	288.4
CO2 Segment	-	46.1	26.9	-	-	73.0
Terminals Segment	-	201.2	137.0	17.8	2.9	358.9

Consolidated Total	$2,781.0	$798.9	$-	$17.8	$180.9	$3,778.6

_________________

1

At January 1, 2006.

2

Other adjustments include the translation of goodwill denominated in foreign currencies and purchase price adjustments.

3

Goodwill assigned to the Kinder Morgan Canada and Terasen Gas business segments is based on the preliminary purchase price allocation for our November 30, 2005 acquisition of Terasen (see Note 5). See our 2005 Form 10-K for additional information regarding this acquisition.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets. Our annual impairment tests determined that the carrying value of goodwill was not impaired. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and, according to the provisions of SFAS No. 142, equity method goodwill is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of June 30, 2006 we have reported $138.2 million of equity method goodwill within the caption “Investments: Other” in the accompanying Consolidated Balance Sheets.

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

	June 30, 2006	December 31, 2005
	(In millions)
Lease Value:
Gross Carrying Amount	$6.6	$-
Accumulated Amortization	(1.2)	-
Net Carrying Amount	5.4	-

Contracts and Other:
Gross Carrying Amount	253.9	29.4
Accumulated Amortization	(28.8)	(11.7)
Net Carrying Amount	225.1	17.7

Total Other Intangibles, Net	$230.5	$17.7

KMI Form 10-Q

Amortization expense on our intangibles consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Lease Value[1]	$-	$-	$0.1	$-
Contracts and Other	3.7	0.4	7.5	0.7
Total Amortizations	$3.7	$0.4	$7.6	$0.7

_______________

1

Three months ended June 30, 2006 included expense of less than $0.1 million.

As of June 30, 2006, our weighted-average amortization period for our intangible assets was approximately 18.6 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $14.8 million, $14.7 million, $13.5 million, $13.4 million and $13.3 million, respectively.

(H) Accounting for Minority Interests

Due to our implementation of EITF No. 04-5, we are including Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006.

The caption “Minority Interests in Equity of Subsidiaries” in our Consolidated Balance Sheets is comprised of the following balances:

	June 30,	December 31,
	2006	2005
	(In millions)
Kinder Morgan Energy Partners	$1,202.5	$-
Kinder Morgan Management, LLC	1,227.0	1,221.7
Triton Power	22.4	21.8
Other	9.7	3.8
	$2,461.6	$1,247.3

On May 15, 2006, Kinder Morgan Energy Partners paid a quarterly distribution of $0.81 per common unit for the quarterly period ended March 31, 2006, of which $115.6 million was paid to the public holders (represented in minority interests) of Kinder Morgan Energy Partners’ common units. On July 19, 2006, Kinder Morgan Energy Partners declared a quarterly distribution of $0.81 per common unit for the quarterly period ended June 30, 2006. The distribution will be paid on August 14, 2006, to unitholders of record as of July 31, 2006.

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

We have included $0.8 million of our total asset retirement obligations as of June 30, 2006 in the caption “Current Liabilities: Other” and the remaining $50.6 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying Consolidated Balance Sheet. A reconciliation of the changes in our accumulated asset retirement obligations for each of the six months ended June 30, 2006 and 2005 is as follows:

KMI Form 10-Q

	Six Months Ended June 30,
	2006	2005
	(In millions)
Balance at Beginning of Period	$3.2	$3.3
KMP ARO Consolidated into KMI[1]	43.2	-
Additions	5.0	-
Liabilities Settled	(1.2)	(0.2)
Accretion Expense[2]	1.2	-
Balance at End of Period	$51.4	$3.1

1

Represents asset retirement obligation balances of Kinder Morgan Energy Partners as of December 31, 2005. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts and balances of Kinder Morgan Energy Partners are included in our consolidated results as discussed in Note 1(C).

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

In June 2006, Plantation paid to Kinder Morgan Energy Partners $1.1 million in principal amount under the note, and as of June 30, 2006, the principal amount receivable from this note was $93.1 million. We included $2.2 million of this balance within “Accounts, Notes and Interest Receivable, Net─Related Parties” on our consolidated balance sheet as of June 30, 2006, and we included the remaining $90.9 million balance as “Notes Receivable─Related Parties.”

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

In March 2006, Enterprise and Kinder Morgan Energy Partners agreed to a resolution that would transfer Coyote Gulch’s notes payable to Enterprise and Kinder Morgan Energy Partners to members’ equity. According to the provisions of this resolution, Kinder Morgan Energy Partners then contributed the principal amount of $17.0 million related to its note receivable to its equity investment in Coyote Gulch. The $17.0 million amount is included within “Investments: Other” in our accompanying interim Consolidated Balance Sheet as of June 30, 2006.

(K) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

KMI Form 10-Q

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2006	2005
	(In millions)
Accounts Receivable	$482.5	$(1.0)
Materials and Supplies Inventory	2.0	(0.2)
Other Current Assets	20.1	(72.9)
Accounts Payable	(478.7)	(25.3)
Excess Tax Benefits from Share-based Payment Arrangements	-	15.3
Other Current Liabilities	91.1	(41.7)
	$117.0	$(125.8)

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$318.8	$85.5
Income Taxes Paid[1]	$193.9	$139.8

_____________

1

Income taxes paid includes taxes paid related to prior periods.

As discussed in Note 1(C), due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Therefore, we have included Kinder Morgan Energy Partners’ cash and cash equivalents at December 31, 2005 of $12.1 million as an “Effect of Accounting Change on Cash” in the accompanying Consolidated Statement of Cash Flows.

As discussed in Note 1(A), we made non-cash grants of restricted shares of common stock during each of the six months ended June 30, 2006 and 2005.

In March 2006, Kinder Morgan Energy Partners made a $17.0 million contribution of net assets to its investment in Coyote Gulch.

During the six months ended June 30, 2006, we acquired $3.8 million of assets by the assumption of liabilities.

(L) Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $10.0 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $16.8 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.

(M) Income Taxes

The effective tax rate (calculated by dividing the amount in the caption “Income Taxes” by the amount in the caption “Income from Continuing Operations Before Income Taxes” as shown in the accompanying interim Consolidated Statement of Operations) was 23.6% for the three months ended June 30, 2006. This effective tax rate reflects, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) the minority interest associated with Kinder Morgan Management and (iii) taxes on corporate equity and subsidiary earnings of Kinder Morgan Energy Partners and decreases attributable to (i) a reduction in the effective tax rate applied in calculating deferred tax due to a decrease in the state effective tax rate, (ii) tax benefits resulting from our Terasen acquisition structure and (iii) taxes applicable to our Canadian operations. The effective tax rate for the three months ended June 30, 2005 was 42.1% which reflects, among other factors, differences from the federal statutory rate of 35% due to increases attributable to (i) state income taxes (ii) the minority interest associated with Kinder Morgan Management and (iii) gains from sales of Kinder Morgan Management shares. The effective tax rate was 29.9% for the six months ended June 30, 2006. This effective tax rate reflects, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) the minority interest associated with Kinder Morgan Management and (iii) taxes on corporate equity and subsidiary earnings of Kinder Morgan Energy Partners and decreases attributable to (i) a reduction in the effective tax rate

KMI Form 10-Q

applied in calculating deferred tax due to a decrease in the state effective tax rate, (ii) tax benefits resulting from our Terasen acquisition structure and (iii) taxes applicable to our Canadian operations. The effective tax rate was 40.7% for the six months ended June 30, 2005 which reflects, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) the minority interest associated with Kinder Morgan Management and (iii) gains from sale of Kinder Morgan Management shares.

2.

Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options, restricted stock and restricted share units are currently the only such securities outstanding) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive. No options were excluded from the diluted earnings per share calculation for the periods presented because none of the options would have been antidilutive. During the past several years, we have repurchased a significant number of our outstanding shares; see Note 10. In addition, in November 2005 we issued 12.5 million shares as partial consideration to acquire Terasen; see Note 5.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Weighted-average Common Shares Outstanding	132.8	122.0	132.8	122.6
Restricted Stock and Share Units	0.9	-	0.9	-
Dilutive Common Stock Options	1.2	1.1	1.2	1.2
Shares Used to Compute Diluted Earnings Per Common Share	134.9	123.1	134.9	123.8

3.

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Net Income:	$157.2	$122.0	$350.9	$265.3
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(9.0)	15.2	2.9	(14.0)
Reclassification of Change in Fair Value of Derivatives to Net Income	3.0	4.4	17.1	2.1
Equity in Other Comprehensive Loss of Equity Method Investees	-	(29.3)	-	(147.4)
Minority Interest in Other Comprehensive Loss of Equity Method Investees	-	18.0	-	77.8
Change in Foreign Currency Translation Adjustment	112.1	-	69.3	-
Other Comprehensive Income (Loss)	106.1	8.3	89.3	(81.5)

Comprehensive Income	$263.3	$130.3	$440.2	$183.8

The Accumulated Other Comprehensive Loss balance of $37.7 million at June 30, 2006 consisted of (i) $107.1 million representing unrecognized net losses on hedging activities and (ii) $3.3 million representing minimum pension liability, offset by $72.7 million representing foreign currency translation adjustments.

4.

Kinder Morgan Management, LLC

On May 15, 2006, Kinder Morgan Management made a distribution of 0.018566 of its shares per outstanding share (1,093,826 total shares) to shareholders of record as of April 28, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners. On August 14, 2006, Kinder Morgan Management will make a distribution of 0.018860 of its shares per outstanding share (1,131,777 total shares) to shareholders of record as of July 31, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period

KMI Form 10-Q

ending on the trading day immediately prior to the ex-dividend date for the shares.

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

Entrega Gas Pipeline LLC

Effective February 23, 2006, Rockies Express Pipeline LLC acquired Entrega Gas Pipeline LLC from EnCana Corporation for $244.6 million in cash. West2East Pipeline LLC is a limited liability company and is the sole owner of Rockies Express Pipeline LLC. Kinder Morgan Energy Partners contributed 66 2/3% of the consideration for this purchase, which corresponded to its percentage ownership of West2East Pipeline LLC. At the time of acquisition, Sempra Energy held the remaining 33 1/3% ownership interest and contributed this same proportional amount of the total consideration.

On the acquisition date, Entegra Gas Pipeline LLC owned the Entrega Pipeline, an interstate natural gas pipeline that will, when fully constructed, consist of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado, where it will ultimately connect with the Rockies Express Pipeline, an interstate natural gas pipeline that is currently being developed. The acquired operations are included as part of the Natural Gas Pipelines business segment.

In the first quarter of 2006, EnCana Corporation completed construction of the pipeline segment that extends from the Meeker Hub to the Wamsutter Hub, and interim service began on that portion of the pipeline. Under the terms of the purchase and sale agreement, Rockies Express Pipeline LLC will construct the segment that extends from the Wamsutter Hub to the Cheyenne Hub. Construction on this pipeline segment has begun, and it is anticipated that both pipeline segments will be placed into service by January 1, 2007.

With regard to Rockies Express Pipeline LLC’s acquisition of Entrega Gas Pipeline LLC, the allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$244.6
Liabilities Assumed	-
Total Purchase Price	$244.6

Allocation of Purchase Price:
Current Assets	$-
Property, Plant and Equipment	244.6
Deferred Charges and Other Assets	-
$244.6

In April 2006, Rockies Express Pipeline LLC merged with and into Entrega Gas Pipeline LLC, and the surviving entity was renamed Rockies Express Pipeline LLC. Going forward, the entire pipeline system (including the lines currently being developed) will be known as the Rockies Express Pipeline. The combined 1,663-mile pipeline system will be one of the largest natural gas pipelines ever constructed in North America. The approximately $4.4 billion project will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for virtually all of the pipeline capacity.

On June 30, 2006, ConocoPhillips exercised its option to acquire a 25% ownership interest in West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC), of which a 24% interest will be transferred immediately with an additional 1% interest being transferred once construction of the entire project is completed. Through its subsidiary, Kinder Morgan W2E Pipeline LLC, Kinder Morgan Energy Partners will continue to operate the project but will own 51% of the equity in the project (down from 66 2/3%). When construction of the entire project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect Kinder Morgan Energy Partners’ 50% economics in the project. In addition, effective June 30, 2006, Sempra’s ownership interest in West2East Pipeline LLC decreased to 25% (down from 33 1/3%). We do not anticipate any additional changes in the ownership structure of the Rockies Express Pipeline project.

KMI Form 10-Q

West2East Pipeline LLC qualifies as a variable interest entity as defined by FASB Interpretation No. 46 (Revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51, as the total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. As Kinder Morgan Energy Partners will receive 50% of the economics of the project on an ongoing basis, they are no longer considered the primary beneficiary of this entity as defined by FIN 46R and thus, effective June 30, 2006, West2East Pipeline LLC was deconsolidated and will subsequently be accounted for under the equity method of accounting.

Under the equity method, the costs of the investment in West2East Pipeline LLC will be recorded within the “Investments: Other” caption on our consolidated balance sheet and as changes in the net assets of West2East Pipeline LLC occur (for example, earnings and dividends), we will recognize our proportional share of that change in the “Investment: Other” account. We will also record our proportional share of any accumulated other comprehensive income or loss within the “Accumulated Other Comprehensive Loss” caption on our consolidated balance sheet.

As of June 30, 2006, the net investment in West2East Pipeline LLC was not material due to the fact that the amount of its assets, primarily property, plant and equipment, was largely offset by the amount of liabilities, primarily debt. In addition, Kinder Morgan Energy Partners has guaranteed their proportional share of borrowings under a $2 billion credit facility entered into by Rockies Express Pipeline LLC. As of June 30, 2006, Kinder Morgan Energy Partners’ contingent share of borrowings under this facility totaled $210.4 million. Summary financial information for West2East Pipeline LLC, which is accounted for under the equity method as of June 30, 2006, is as follows (in millions of dollars; amounts represent 100% of investee information):

Balance Sheet	June 30, 2006
Current Assets	$0.6
Non-current Assets	$416.5
Current Liabilities	$5.0
Non-Current Liabilities	$412.1

April 2006 Oil and Gas Properties

On April 7, 2006, Kinder Morgan Production Company L.P., a subsidiary of Kinder Morgan Energy Partners, purchased various oil and gas properties from Journey Acquisition – I, L.P. and Journey 2000, L.P. for an aggregate consideration of approximately $62.3 million, consisting of $58.7 million in cash and $3.6 million in assumed liabilities. The acquisition was made effective March 1, 2006. The properties are primarily located in the Permian Basin area of West Texas and New Mexico, produce approximately 850 barrels of oil equivalent per day net, and include some fields with potential for enhanced oil recovery development near our current carbon dioxide operations. The acquired operations are included as part of the CO2 business segment.

Following this acquisition, and continuing through the remainder of 2006, Kinder Morgan Energy Partners will perform technical evaluations to confirm the carbon dioxide enhanced oil recovery potential and generate definitive plans to develop this potential, if proven to be economic. The purchase price plus the anticipated investment to both further develop carbon dioxide enhanced oil recovery and construct a new carbon dioxide supply pipeline on all of the acquired properties would be approximately $115 million. However, Kinder Morgan Energy Partners divested certain acquired properties that are not considered candidates for carbon dioxide enhanced oil recovery, thus reducing the total investment. In the second quarter of 2006, Kinder Morgan Energy Partners received proceeds of approximately $1.1 million from the sale of certain properties, and in the third quarter of 2006, Kinder Morgan Energy Partners received approximately $27.0 million for additional property divestitures.

As of June 30, 2006, the allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$58.7
Liabilities Assumed	3.6
Total Purchase Price	$62.3

Allocation of Purchase Price:
Current Assets	$0.2
Property, Plant and Equipment	62.1
$62.3

KMI Form 10-Q

April 2006 Terminal Assets

In April 2006, Kinder Morgan Energy Partners acquired terminal assets and operations from A&L Trucking, L.P. and U.S. Development Group in three separate transactions for an aggregate consideration of approximately $61.9 million, consisting of $61.6 million in cash and $0.3 million in assumed liabilities.

The first transaction included the acquisition of equipment and infrastructure on the Houston Ship Channel that loads and stores steel products. The acquired assets complement Kinder Morgan Energy Partners’ nearby bulk terminal facility purchased from General Stevedores, L.P. in July 2005. The second acquisition included the purchase of a rail terminal at the Port of Houston that handles both bulk and liquids products. The rail terminal complements Kinder Morgan Energy Partners’ existing Texas petroleum coke terminal operations and maximizes the value of their existing deepwater terminal by providing customers with both rail and vessel transportation options for bulk products. Thirdly, Kinder Morgan Energy Partners acquired the entire membership interest of Lomita Rail Terminal LLC, a limited liability company that owns a high-volume rail ethanol terminal in Carson, California. The terminal serves approximately 80% of the southern California demand for reformulated fuel blend ethanol with expandable offloading/distribution capacity, and the acquisition expanded Kinder Morgan Energy Partners’ existing rail transloading operations. All of the acquired assets are included in the Terminals business segment.

As of June 30, 2006, the allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$61.6
Liabilities Assumed	0.3
Total Purchase Price	$61.9

Allocation of Purchase Price:
Current Assets	$0.5
Property, Plant and Equipment	43.6
Goodwill	17.8
$61.9

The $17.8 million of goodwill was assigned to the Terminals business segment and the entire amount is expected to be deductible for tax purposes.

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

The acquisition was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed are recorded at their respective estimated fair market values as of the acquisition date. The calculation of the total purchase price and the preliminary allocation of that purchase price to the assets acquired and liabilities assumed based on their estimated fair market values is shown following. The valuation is expected to be finalized no later than the fourth quarter of 2006. Further information regarding this acquisition is available in our 2005 Form 10-K.

The Total Purchase Price Consisted of the Following:	(In millions)
Total Market Value of Kinder Morgan, Inc. Common Shares Issued	$1,146.8
Cash Paid – U.S. Dollar Equivalent	2,134.3
Transaction Fees	14.5
Total Purchase Price	$3,295.6

KMI Form 10-Q

The Preliminary Allocation of the Purchase Price is as Follows:	(In millions)
Current Assets	$812.9
Goodwill	1,964.5
Investments	504.8
Property, Plant and Equipment	3,592.7
Deferred Charges and Other Assets	602.3
Current Liabilities	(1,516.7)
Deferred Income Taxes	(649.8)
Other Deferred Credits	(258.3)
Long-term Debt	(1,756.8)
$3,295.6

During the second quarter, we increased the goodwill by $74.1 million, primarily related to decreases in the fair value of regulated assets.

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2006 and 2005, assumes that all of the acquisitions we have made and joint ventures we have entered into between January 1, 2005 and June 30, 2006, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of the beginning of the period presented or the results that will be attained in the future.

	Six Months Ended June 30,
	2006	2005
	(In millions, except per share amounts)
Operating Revenues	$6,283.0	$1,408.3
Income from Continuing Operations	$352.0	$331.0
Net Income	$351.1	$329.6
Diluted Earnings Per Common Share	$2.60	$2.42
Common Shares Used in Computing Diluted Earnings Per Share	134.9	136.2

6.

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

During the first quarter of 2006, we sold power generation equipment for $7.5 million (net of marketing fees). This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. No gain or loss was recorded as a result of these sales. The book value of the remaining surplus power generation equipment available for sale at June 30, 2006 was $16.0 million.

Effective April 1, 2006, Kinder Morgan Energy Partners sold its Douglas natural gas gathering system and its Painter Unit fractionation facility to Momentum Energy Group, LLC for approximately $42.5 million in cash. Kinder Morgan Energy Partners’ investment in net assets, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and Kinder Morgan Energy Partners recognized an approximately $18.0 million

KMI Form 10-Q

gain on the sale of these net assets. Kinder Morgan Energy Partners used the proceeds from these asset sales to reduce the outstanding balance on its commercial paper borrowings.

Kinder Morgan Energy Partners’ Douglas gathering system is comprised of approximately 1,500 miles of 4-inch to 16-inch diameter pipe that gathers approximately 26 million cubic feet per day of natural gas from 650 active receipt points. Gathered volumes are processed at Kinder Morgan Energy Partners’ Douglas plant (which Kinder Morgan Energy Partners retained), located in Douglas, Wyoming. As part of the transaction, Kinder Morgan Energy Partners executed a long-term processing agreement with Momentum Energy Group, LLC, which dedicates volumes from the Douglas gathering system to the Douglas processing plant. Kinder Morgan Energy Partners’ Painter Unit, located near Evanston, Wyoming, consists of a natural gas processing plant and fractionator, a nitrogen rejection unit, a natural gas liquids terminal, and interconnecting pipelines with truck and rail loading facilities. Prior to the sale, Kinder Morgan Energy Partners leased the plant to BP, which operates the fractionator and the associated Millis terminal and storage facilities for its own account.

Additionally, with regard to the natural gas operating activities of Kinder Morgan Energy Partners’ Douglas gathering system, Kinder Morgan Energy Partners utilized certain derivative financial contracts to offset its exposure to fluctuating expected future cash flows caused by periodic changes in the price of natural gas and natural gas liquids. According to the provisions of current accounting principles, changes in the fair value of derivative contracts that are designated and effective as cash flow hedges of forecasted transactions are reported in other comprehensive income (not net income) and recognized directly in equity (included within accumulated other comprehensive income/(loss)). Amounts deferred in this way are reclassified to net income in the same period in which the forecast transactions are recognized in net income. However, if a hedged transaction is no longer expected to occur by the end of the originally specified time period, because, for example, the asset generating the hedged transaction is disposed of prior to the occurrence of the transaction, then the net cumulative gain or loss recognized in equity should be transferred to net income in the current period.

Accordingly, upon the sale of Kinder Morgan Energy Partners’ Douglas gathering system, Kinder Morgan Energy Partners reclassified a net loss of $2.9 million on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions from “Accumulated Other Comprehensive Loss” into net income. We included the net amount of the gain, $15.1 million, within the caption “Operating Costs and Expenses: Other Expenses” in our accompanying consolidated statements of income for the three and six months ended June 30, 2006.

7.

Summarized Income Statement Information for Kinder Morgan Energy Partners

Following is summarized income statement information for the three months and six months ended June 30, 2005 for Kinder Morgan Energy Partners. As discussed in Note 1(C), due to our adoption of EITF No. 04-5 on January 1, 2006, beginning with the first quarter of 2006 the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated results and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. This investment, which prior to January 1, 2006 was accounted for under the equity method, is described in more detail in our 2005 Form 10-K. Additional information on Kinder Morgan Energy Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and in its Annual Report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In millions)
Operating Revenues	$2,126.3	$4,098.3
Operating Expenses	1,851.2	3,554.2
Operating Income	$275.1	$544.1

Net Income	$221.8	$445.4

8.

Discontinued Operations

In conjunction with the acquisition of Terasen on November 30, 2005 (see Note 5), we adopted and implemented plans to discontinue Terasen Water and Utility Services and its affiliates, which offers water, wastewater and utility services, primarily in Western Canada. During the second quarter of 2006, our wholly owned subsidiary, Terasen Inc., completed the sale of Terasen Water and Utility Services to a group led by CAI Capital Management Co. and including the existing management team of Terasen Water and Utility Services for approximately $111 million (C$124 million). The sale does not include CustomerWorks LP, a 30% joint venture with Enbridge Inc. No gain or loss was recognized from the sale of the water and utility segment. No incremental losses were recorded in the three months ended June 30, 2006 to reflect the operating results of the water and utility business segment. Incremental losses of $0.7 million (net of tax benefits of $0.4 million) were recorded in the six months ended June 30, 2006 reflecting the operating results of the water and utility business segment during 2006 until its sale.

KMI Form 10-Q

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. For the three months ended June 30, 2006 and 2005, incremental losses of approximately $133,000 (net of tax benefits of $79,000) and incremental gains of approximately $0.4 million (net of tax of $0.2 million), respectively, were recorded to update previously recorded liabilities. For the six months ended June 30, 2006 and 2005, incremental losses of approximately $236,000 (net of tax benefits of $139,000) and approximately $1.4 million (net of tax benefits of $0.8 million), respectively, were recorded to increase previously recorded liabilities to reflect updated estimates.

The cash flows attributable to discontinued operations are included in the accompanying interim Consolidated Statements of Cash Flows under the captions “Net Cash Flows Used in Discontinued Operations” and “Net Cash Flows Used in Discontinued Investing Activities.” Note 7 of Notes to Consolidated Financial Statements included in our 2005 Form 10-K contains additional information on these matters.

9.

Financing

As discussed in Note 1(C), beginning January 1, 2006, we have prospectively applied EITF No. 04-5 which has resulted in the inclusion of the accounts and balances of Kinder Morgan Energy Partners in our consolidated financial statements. The adoption of this pronouncement has the effect, among other things, of increasing our consolidated debt beginning January 1, 2006, but has no impact on our consolidated stockholders’ equity. Information regarding the debt of Kinder Morgan Energy Partners can be found in its 2005 Form 10-K. Significant changes in our consolidated debt since December 31, 2005 are discussed following.

Credit Facilities

We and our consolidated subsidiaries had the following unsecured credit facilities outstanding at June 30, 2006.

Credit Facilities

Kinder Morgan, Inc.
$800 million, five-year revolver, due August 2010
Kinder Morgan Energy Partners
$1.6 billion, five-year revolver, due August 2010
$250 million, nine-month revolver, due November 2006
Terasen
C$450 million, three-year revolver, due May 2009
Terasen Gas Inc.
C$500 million, three-year revolver, due June 2009
Terasen Pipelines (Corridor) Inc.
C$225 million, 364-day revolver, due January 2007
C$20 million, 364-day demand non-revolver, due January 2007
Terasen Gas (Vancouver Island) Inc.
C$350 million, five-year revolver, due January 2011
C$20 million, seven-year demand non-revolver, due January 2013

These facilities can be used by the respective borrowers for each entity’s general corporate purposes, including as backup for each entity’s commercial paper or bankers’ acceptance programs and include financial covenants and events of default that are common in such arrangements. The margin paid with respect to borrowings and the facility fees paid on the total commitment varies based the senior debt investment rating of the respective borrowers. Note 12 of Notes to Consolidated Financial Statements included in our 2005 Form 10-K and Note 9 of Notes to Consolidated Financial Statements in Kinder Morgan Energy Partners’ 2005 Form 10-K contain additional information on our credit facilities. At June 30, 2006, $57.0 million was outstanding under Kinder Morgan, Inc.’s $800 million credit facility and $3.3 million was outstanding under Terasen Gas (Vancouver Island) Inc.’s (“TGVI”) C$20 million demand facility.

KMI Form 10-Q

Commercial Paper

The following represents short-term commercial paper and bankers’ acceptance programs outstanding, issued by the below listed borrowers, which is supported by the previously described credit facilities, and is comprised of unsecured short-term notes with maturities not to exceed 364 days from the date of issue.

	June 30, 2006
	Commercial Paper Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Kinder Morgan, Inc.
$800 million	$-	-%
Kinder Morgan Energy Partners
$1.6 billion and $250 million	$1,095.5	5.25%
Terasen
C$450 million[1]	$101.2	4.94%
Terasen Gas Inc.
C$500 million	$112.0	4.16%
Terasen Pipelines (Corridor) Inc.
C$225 million	$123.6	4.18%

1

Short-term debt outstanding at June 30, 2006 consisted of bankers’ acceptances.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Kinder Morgan, Inc.
$800 million	$5.0	5.12%	$4.4	4.86%
Kinder Morgan Energy Partners
$1.6 billion and $250 million	$1,170.2	5.06%	$993.9	4.88%
Terasen
C$450 million[1]	$117.7	5.07%	$110.8	4.48%
Terasen Gas Inc.
C$500 million	$112.4	3.87%	$161.1	3.58%
Terasen Pipelines (Corridor) Inc.
C$225 million	$123.8	3.90%	$123.5	3.65%

1

Average short-term debt outstanding for the three and six months ended June 30, 2006 was a combination of commercial paper and bankers’ acceptances.

On June 30, 2006, TGVI made a $5.6 million (C$6.2 million) payment on its government loans, of which, approximately $3.3 million (C$3.7 million) was refinanced through borrowings under its C$20 million non-revolving credit facility and the remaining amount funded with cash on hand. Additional information on the government loans can be found in Note 17(D) of the Notes to Consolidated Financial Statements in our 2005 Form 10-K.

On June 21, 2006, Terasen Gas Inc. entered into a C$500 million three-year revolving credit facility, extendible annually for an additional 364 days at the option of the lenders. This facility replaces five bi-lateral facilities aggregating C$500 million and includes terms and conditions similar to the facilities it replaced.

On May 9, 2006, Terasen entered into a C$450 million three-year revolving credit facility. This facility replaces three bi-lateral facilities aggregating C$450 million and includes terms and conditions similar to the facilities it replaced.

KMI Form 10-Q

On May 8, 2006, Terasen Inc.’s C$100 million of 4.85%, Series 2 Medium Term Notes matured and Terasen Inc. paid the holders of the notes, utilizing a combination of incremental short-term borrowing and proceeds from the sale of Terasen Water and Utility Services (see Note 8).

On April 28, 2006, Rockies Express Pipeline LLC entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. Borrowings under the Rockies Express credit facility and commercial paper program will be primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings will not reduce the borrowings allowed under our credit facilities described above.

Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC) was deconsolidated and will subsequently be accounted for under the equity method of accounting (See Note 5). All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of June 30, 2006, Rockies Express Pipeline LLC had $412.5 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2006, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $210.4 million.

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

On January 31, 2006, Terasen Pipelines (Corridor) Inc.’s $225 million senior unsecured revolving credit facility and the associated C$20 million non-revolving demand facility were extended under the same terms for an additional 364 days as permitted under the terms of the facilities.

On January 13, 2006, TGVI entered into a five-year C$350 million unsecured committed revolving credit facility with a syndicate of banks. TGVI issued banker’s acceptances under this facility to completely refinance TGVI’s former term facility and intercompany advances from Terasen. The banker’s acceptances have terms not to exceed 180 days at the end of which time they are replaced by new banker’s acceptances. The facility can also be utilized to finance working capital requirements and for general corporate purposes. The terms and conditions are similar to those of the previous facility and common for such term credit facilities. Concurrently with executing this facility, TGVI entered into a C$20 million seven-year unsecured committed non-revolving credit facility with one bank. This facility will be utilized for purposes of refinancing any annual prepayments that TGVI may be required to make on non-interest bearing government contributions. The terms and conditions are primarily the same as the aforementioned TGVI facility except this facility ranks junior to repayment of TGVI’s Class B subordinated debt, which is held by its parent company, Terasen. At June 30, 2006, TGVI had outstanding bankers’ acceptances under the C$350 million credit facility with an average term of less than three months. While the bankers’ acceptances are short term, the underlying credit facility on which the bankers’ acceptances are committed is open through January 2011. Accordingly, under the C$350 million credit facility, borrowings outstanding at June 30, 2006 of $237.7 million have been classified as long-term debt and an estimated $10.5 million as current maturities in our accompanying interim Consolidated Balance Sheet. Borrowings outstanding under the C$20 million credit facility at June 30, 2006 were $3.3 million.

Common Stock

On May 15, 2006, we paid a cash dividend on our common stock of $0.875 per share to shareholders of record as of April 28, 2006. On July 19, 2006, our Board of Directors approved a cash dividend of $0.875 per common share payable on August 14, 2006 to shareholders of record as of July 31, 2006.

On May 28, 2006, we received a proposal from investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, to acquire all of our outstanding common stock for $100 per share in cash. Our board of directors formed a special committee of independent directors to consider the proposal and review and evaluate alternative proposals that may be developed or received from other parties. The committee has retained financial advisors and a legal advisor to assist it in its work. There can be no assurance that any agreement on financial and other terms satisfactory to the special committee will result from the committee’s evaluation of the proposal by the group of investors led by Mr. Kinder or any other proposals, or that any extraordinary transaction will be approved or completed.

KMI Form 10-Q

Kinder Morgan Energy Partners’ Common Units

On May 15, 2006, Kinder Morgan Energy Partners paid a quarterly distribution of $0.81 per common unit for the quarterly period ended March 31, 2006, of which $115.6 million was paid to the public holders of Kinder Morgan Energy Partners’ common units. The distributions were declared on April 19, 2006, payable to unitholders of record as of April 28, 2006. On July 19, 2006, Kinder Morgan Energy Partners declared a quarterly cash distribution of $0.81 per common unit for the quarterly period ended June 30, 2006. The distribution will be paid on August 14, 2006, to unitholders of record as of July 31, 2006. See Note 1(H) for additional information regarding our minority interests.

10.

Common Stock Repurchase Plan

The following table summarizes our common stock repurchases during the second quarter of 2006.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2006	-	$-	-	$18,203,665
May 1 to May 31, 2006	-	$-	-	$18,203,665
June 1 to June 30, 2006	-	$-	-	$18,203,665

Total	-	$-	-	$18,203,665

1

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million, $800 million and $925 million in February 2002, July 2002, November 2003, April 2004, November 2004, April 2005 and November 2005, respectively.

As of June 30, 2006, we had repurchased a total of approximately $906.8 million (14,934,300 shares) of our outstanding common stock under the program. No shares of our common stock were repurchased in the three months ended June 30, 2006. In the six months ended June 30, 2006, we repurchased $31.5 million (339,800 shares) of our common stock. We repurchased $14.9 million (196,500 shares) and $183.7 million (2,418,300 shares) of our common stock in the three months and six months ended June 30, 2005, respectively.

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

KMI Form 10-Q

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

KMI Form 10-Q

BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30, 2006					June 30, 2006
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures	Segment Assets[1]
	(In millions)
NGPL	$119.9	$250.2	$1.2	$26.2	$40.6	$5,655.7
Terasen Gas	57.0	272.5	-	23.4	29.4	4,781.7
Kinder Morgan Canada	24.9	45.0	0.9	9.1	36.9	2,417.3
Kinder Morgan Retail	0.1	60.9	0.4	5.0	6.4	453.8
Power	4.5	17.9	-	0.5	-	399.7
Products Pipelines – KMP	97.9	189.0	-	20.5	64.5	4,851.4
Natural Gas Pipelines – KMP	134.7	1,596.3	5.5	16.0	189.1	3,713.7
CO2 – KMP	81.6	185.8	-	42.0	58.9	1,889.6
Terminals – KMP	82.9	219.9	0.4	18.7	55.0	2,353.4
Segment Totals	603.5	$2,837.5	$8.4	$161.4	$480.8	26,516.3
General and Administrative Expenses	(104.1)
Other Income and (Expenses)[2]	(295.8)			Other[3]		636.2
Income from Continuing Operations				Consolidated		$27,152.5
Before Income Taxes[4]	$203.6

	Three Months Ended June 30, 2005
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures
	(In millions)
NGPL	$99.4	$216.2	$-	$24.6	$24.8
Kinder Morgan Retail	4.9	58.7	-	4.5	9.0
Power	4.5	15.2	-	1.1	-
Segment Totals	108.8	290.1	$-	$30.2	$33.8
Other Revenues[5]		2.6
Total Revenues		$292.7
Earnings from Investment in Kinder
Morgan Energy Partners	157.2
General and Administrative Expenses	(18.5)
Other Income and (Expenses)	(37.4)
Income from Continuing Operations
Before Income Taxes	$210.1

_____________

1

Segment assets include goodwill allocated to the segments.

2

Includes (i) interest expense, (ii) minority interests, (iii) a reduction in pre-tax income of $5.3 million ($3.3 million after-tax) due to adjustments of balance sheet amounts in our Kinder Morgan Retail business segment and (iv) other, net.

3

Includes cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

4

Includes $2.3 million of income tax expense that was allocated to business segments that are also business segments of Kinder Morgan Energy Partners.

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

KMI Form 10-Q

	Six Months Ended June 30, 2006
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures
	(In millions)
NGPL	$246.9	$507.8	$1.7	$51.9	$69.2
Terasen Gas	172.6	864.2	-	46.2	54.0
Kinder Morgan Canada	53.0	93.8	0.9	18.0	44.8
Kinder Morgan Retail	28.1	201.0	1.0	9.9	11.2
Power	10.2	28.2	-	1.1	-
Products Pipelines – KMP	202.7	369.5	-	40.7	121.2
Natural Gas Pipelines – KMP	262.3	3,419.5	12.3	32.0	209.6
CO2 – KMP	163.5	360.5	-	81.3	133.1
Terminals – KMP	155.6	426.3	0.4	36.0	97.3
Segment Totals	1,294.9	$6,270.8	$16.3	$317.1	$740.4
General and Administrative Expenses	(206.3)
Other Income and (Expenses)[1]	(594.7)
Income from Continuing Operations
Before Income Taxes[2]	$493.9

	Six Months Ended June 30, 2005
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures
	(In millions)
NGPL	$213.6	$422.7	$-	$48.7	$36.8
Kinder Morgan Retail	38.0	179.8	-	9.0	12.2
Power	8.8	24.5	-	1.9	-
Segment Totals	260.4	627.0	$-	$59.6	$49.0
Other Revenues[3]		2.6
Total Revenues		$629.6
Earnings from Investment in Kinder
Morgan Energy Partners	311.2
General and Administrative Expenses	(35.2)
Other Income and (Expenses)	(86.3)
Income from Continuing Operations
Before Income Taxes	$450.1

_____________

1

Includes (i) interest expense, (ii) minority interests, (iii) a reduction in pre-tax income of $22.3 million ($14.1 million after tax) resulting from non-cash charges to mark to market certain interest rate swaps, (iv) a reduction in pre-tax income of $5.3 million ($3.3 million after-tax) due to adjustments of balance sheet amounts in our Kinder Morgan Retail business segment and (v) other, net.

2

Includes $7.8 million of income tax expense that was allocated to business segments that are also business segments of Kinder Morgan Energy Partners.

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

KMI Form 10-Q

Revenues from External Customers

	Three Months Ended June 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$250.2	$-	$-	$250.2
Terasen Gas	-	272.4	-	272.4
Kinder Morgan Canada	2.7	42.3	-	45.0
Kinder Morgan Retail	61.1	-	-	61.1
Power	17.9	-	-	17.9
Products Pipelines - KMP	186.3	2.7	-	189.0
Natural Gas Pipelines - KMP	1,592.7	-	3.5	1,596.2
CO2 - KMP	185.8	-	-	185.8
Terminals - KMP	218.6	-	1.3	219.9
	$2,515.3	$317.4	$4.8	$2,837.5

	Six Months Ended June 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$507.8	$-	$-	$507.8
Terasen Gas	-	864.2	-	864.2
Kinder Morgan Canada	5.2	88.6	-	93.8
Kinder Morgan Retail	198.3	-	2.7	201.0
Power	28.2	-	-	28.2
Products Pipelines - KMP	363.1	6.4	-	369.5
Natural Gas Pipelines - KMP	3,412.5	-	7.0	3,419.5
CO2 - KMP	360.5	-	-	360.5
Terminals - KMP	423.6	-	2.7	426.3
	$5,299.2	$959.2	$12.4	$6,270.8

Long-lived Assets2

	At June 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$5,484.9	$-	$-	$5,484.9
Terasen Gas	-	2,961.0	-	2,961.0
Kinder Morgan Canada	331.9	1,444.4	-	1,776.3
Kinder Morgan Retail	377.9	-	24.6	402.5
Power	342.6	-	-	342.6
Products Pipelines - KMP	3,684.5	49.0	-	3,733.5
Natural Gas Pipelines - KMP	2,683.6	-	85.0	2,768.6
CO2 - KMP	1,643.7	-	-	1,643.7
Terminals - KMP	1,650.7	0.9	8.5	1,660.1
Other	222.5	40.2	-	262.7
	$16,422.3	$4,495.5	$118.1	$21,035.9

________________

1

Terminals – KMP includes revenues of $1.3 million and $2.7 million for the three months and six months ended June 30, 2006, respectively, and long-lived assets of $8.5 million at June 30, 2006 attributable to operations in the Netherlands.

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

KMI Form 10-Q

transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments (“SFAS No. 133”).

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Apart from our derivatives for retail distribution gas supply contracts under Terasen Gas, during the three and six months ended June 30, 2006 and 2005, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges in accordance with SFAS No. 133. We recognized a pre-tax gain of approximately $2.5 million (net of minority interest loss of $0.1 million) and a pre-tax loss of $0.5 million in the three months ended June 30, 2006 and 2005, respectively, and a pre-tax gain of approximately $1.7 million (net of minority interest loss of $0.2 million) and a pre-tax loss of $1.8 million in the six month periods ending June 30, 2006 and 2005, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Oil and Product Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. During the three and six months ended June 30, 2006 we reclassified $3.0 million (net of minority interest of $19.2 million) and $17.1 million (net of minority interest of $33.2 million) respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during the periods. During the three and six months ended June 30, 2005 we reclassified $4.4 million and $2.1 million, respectively, of accumulated other comprehensive loss into earnings as a result of hedged forecasted transactions occurring during the period. During the three months ended June 30, 2006, we reclassified $2.9 million of net losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. Approximately $25.3 million (net of minority interest of $68.0 million) of our accumulated other comprehensive loss balance of $37.7 million as of June 30, 2006, is expected to be reclassified to earnings during the next twelve months. In conjunction with these activities, we are required to place funds in margin accounts (included with “Restricted Deposits” in the accompanying interim Consolidated Balance Sheet) or post letters of credit when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives. At June 30, 2006, our margin deposits associated with our commodity contract positions and over-the-counter swap partners totaled $25.5 million. As of December 31, 2005, we had no cash margin deposits associated with our commodity contract positions and over-the-counter swap partners. As of June 30, 2006 and December 31, 2005, we had six outstanding letters of credit totaling $397 million and three outstanding letters of credit totaling approximately $44 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. In June 2006, Kinder Morgan Energy Partners’ CO2 business segment hedged an incremental 23 million barrels of crude oil production at its SACROC and Yates oil field units for the years 2007 through 2011 by entering into a new hedge facility with J. Aron & Company/Goldman Sachs that does not require the posting of margin.

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

Derivative instruments entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts are included in the accompanying interim Consolidated Balances Sheets within the captions “Current Assets: Other”, “Deferred Charges and Other Assets”, “Current Liabilities: Other”, and “Other Liabilities and Deferred Credits: Other”. The following table summarizes the fair values of our commodity derivative contracts as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In millions)
Derivatives Asset (Liability)
Current Assets: Other	$161.4	$151.2
Deferred Charges and Other Assets	25.2	1.3
Current Liabilities: Other	756.3	78.9
Other Liabilities and Deferred Credits: Other	886.7	0.8

Our over-the-counter swaps and options are entered into with counterparties outside central trading facilities such as a futures, options or stock exchange. These contracts are with a number of parties all of which have investment grade credit

KMI Form 10-Q

ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

Interest Rate Risk Management

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements. These hedging relationships are accounted for under SFAS No. 133 using the “short-cut” method prescribed for qualifying fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $34.5 million and $175.0 million at June 30, 2006 is included in the accompanying interim Consolidated Balance Sheet within the captions “Deferred Charges and Other Assets” and “Other Liabilities and Deferred Credits: Other,” respectively. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

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

On February 24, 2006, Terasen terminated their fixed-to-floating interest rate swap agreements associated with their 6.30% and 5.56% Medium Term Notes due 2008 and 2014, respectively, with a notional value of C$195 million, and received proceeds of $1.9 million (C$2.2 million). The cumulative loss recognized of $2.0 million (C$2.3 million) upon early termination of these fair value hedges is recorded under the caption “Value of Interest Rate Swaps” in the accompanying Consolidated Balance Sheet at June 30, 2006 and will be amortized to earnings over the original period of the swap transactions. Additionally, Terasen entered into two new interest rate swap agreements with a notional value of C$195 million. These new swaps have also been designated as fair value hedges and qualify for the “shortcut” method of accounting prescribed for qualifying hedges under SFAS No. 133.

As of June 30, 2006 we had outstanding the following interest rate swap agreements that qualify for fair value hedge accounting under SFAS No. 133:

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

KMI Form 10-Q

•

$200 million principal amount of its 7.75% senior notes due March 15, 2032;

•

$400 million principal amount of its 7.30% senior notes due August 15, 2033; and

•

$100 million principal amount of its 5.80% senior notes due March 15, 2035.

As of June 30, 2006, we had outstanding the following interest rate swap agreements that are not designated as fair value hedges; however the interest costs or changes in fair values of the underlying swaps is ultimately recoverable or payable to customers or shippers. As a result, gains or losses resulting from these derivative instruments are deferred in the accompanying interim Consolidated Balance Sheet in the captions “Deferred Charges and Other Assets” or “Other Liabilities and Deferred Credits: Other,” respectively. The fair value of these derivatives of $10.3 million at June 30, 2006 is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

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

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the three and six months ended June 30, 2006. The effective portion of the changes in fair value of these swap transactions are reported as a cumulative translation adjustment in the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheet. The fair value of the swaps as of June 30, 2006 is a liability of $153.6 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

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

KMI Form 10-Q

13.

Employee Benefits

Kinder Morgan, Inc.

(A)    Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Service Cost	$2,829	$2,494	$5,658	$4,987
Interest Cost	3,142	2,994	6,283	5,987
Expected Return on Assets	(5,330)	(5,101)	(10,659)	(10,202)
Amortization of:
Transition Asset	-	(8)	-	(16)
Prior Service Cost	44	45	88	89
Loss	380	176	760	355
Net Periodic Pension Cost	$1,065	$600	$2,130	$1,200

We previously disclosed in our 2005 Form 10-K that we expected to make no contributions to our retirement plans during 2006. As of June 30, 2006, no contributions have been made and we continue to expect to not make any additional contributions to the plans during 2006.

(B)    Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Service Cost	$97	$110	$194	$220
Interest Cost	1,232	1,301	2,462	2,603
Expected Return on Assets	(1,399)	(1,429)	(2,799)	(2,857)
Amortization of:
Prior Service Cost	(393)	(416)	(786)	(831)
Loss	1,146	1,209	2,294	2,415
Net Periodic Postretirement Benefit Cost	$683	$775	$1,365	$1,550

We previously disclosed in our 2005 Form 10-K that we expect to make contributions of approximately $8.7 million to our postretirement benefit plan during 2006. As of June 30, 2006, contributions of approximately $8.7 million have been made. We expect that additional contributions, if any, to our postretirement benefit plan during 2006 will not be significant.

KMI Form 10-Q

Terasen

(A)

Retirement Plans

The components of net periodic pension cost for Terasen’s retirement plans are as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands)
Service Cost	$2,016	$4,038
Interest Cost	3,723	7,456
Expected Return on Assets	(4,412)	(8,836)
Plan Amendments	95	190
Other	44	88
Net Periodic Pension Cost	1,466	2,936
Defined Contribution Cost	464	1,032
Total Pension Costs	$1,930	$3,968

We previously disclosed in our 2005 Form 10-K that Terasen expects to make contributions of approximately $7.3 million to its retirement plans during 2006. As of June 30, 2006, contributions of approximately $3.7 million have been made. Terasen expects to make additional contributions of approximately $3.6 million to its retirement plans during 2006.

(B)

Other Postretirement Employee Benefits

The components of net periodic benefit cost for Terasen’s postretirement benefit plan are as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands)
Service Cost	$421	$842
Interest Cost	896	1,794
Other	(5)	(9)
Net Periodic Postretirement Benefit Cost	$1,312	$2,627

We previously disclosed in our 2005 Form 10-K that Terasen expects to make contributions of approximately $1.4 million to its postretirement benefit plan during 2006. As of June 30, 2006, contributions of approximately $0.7 million have been made. Terasen expects to make additional contributions of approximately $0.7 million to its postretirement benefit plan during 2006.

Kinder Morgan Energy Partners

In connection with Kinder Morgan Energy Partners’ acquisition of SFPP, L.P., referred to in this report as SFPP, and Kinder Morgan Bulk Terminals, Inc. in 1998, Kinder Morgan Energy Partners acquired certain liabilities for pension and postretirement benefits. Kinder Morgan Energy Partners provides medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP and Kinder Morgan Bulk Terminals. Kinder Morgan Energy Partners also provides the same benefits to former salaried employees of SFPP. Additionally, Kinder Morgan Energy Partners will continue to fund these costs for those employees currently in the plan during their retirement years. SFPP’s postretirement benefit plan is frozen, and no additional participants may join the plan.

The noncontributory defined benefit pension plan covering the former employees of Kinder Morgan Bulk Terminals is the Kinder Morgan, Inc. Retirement Plan. The benefits under this plan are based primarily upon years of service and final average pensionable earnings; however, benefit accruals were frozen as of December 31, 1998.

Net periodic benefit costs for the SFPP postretirement benefit plan includes the following components:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands)
Service Cost	$3	$5
Interest Cost	67	134
Amortization of Prior Service Cost	(30)	(59)
Actuarial (Gain)	(113)	(226)
Net Periodic Benefit Cost	$(73)	$(146)

KMI Form 10-Q

As of June 30, 2006, we estimate our overall net periodic postretirement benefit cost for the year 2006 will be an annual credit of approximately $0.3 million. This amount could change in the remaining months of 2006 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

14.

Regulatory Matters

On July 20, 2006, the FERC accepted the Kinder Morgan interstate pipelines’ May 19, 2005 compliance filing under Order No. 2004, the order adopting standards of conduct that govern the relationships between natural gas transmission providers and all their marketing and energy affiliates.

In June 2006, the British Columbia Utilities Commission (“BCUC”) approved an application from Terasen Gas to build a 50-kilometer natural gas pipeline from Squamish to Whistler. The estimated C$37 million project, which is subject to securing acceptable construction arrangements, will replace an aging propane system and will bring natural gas to Whistler prior to the 2010 Winter Olympics. Terasen Gas hopes to begin construction on the project this year with full service available to Whistler by November 2008.

On June 2, 2006, Kinder Morgan Retail filed a general rate increase application with the Nebraska Public Service Commission seeking an additional $11.05 million of revenue per year from its Nebraska gas utility operations. The application proposes to phase in the annual increase with the first $7.7 million going into effect subject to refund on September 1, 2006, pursuant to Nebraska law which allows interim rates, and the full $11.05 million going into effect on June 1, 2007, subject to final Commission approval, which is expected within 9 months of the filing date.

On June 23, 2006, in FERC Docket No. CP06-401-000, TransColorado Gas Transmission Company (“TransColorado”) filed an application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” Upon implementation, this project will facilitate the transportation of up to 250,000 Dth/day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to Rockies Express Pipeline LLC at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado.

On May 31, 2006, in FERC Docket No. CP06-354-000, Rockies Express Pipeline LLC filed an application for authorization to construct and operate certain facilities comprising its proposed “REX-West Project.” This project would extend the Rockies Express Pipeline from the Cheyenne Hub located in Weld County, Colorado to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The project will comprise approximately 713 miles of 42-inch diameter pipeline and is proposed to transport 1,500,000 Dth/day of natural gas across portions of the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project also will include certain improvements to existing Rockies Express Pipeline facilities located west of the Cheyenne Hub.

On February 28, 2006, Kinder Morgan Retail filed a general rate increase application with the Wyoming Public Service Commission seeking an additional $7.94 million of revenue per year from its Wyoming gas utility operations. A final commission decision on the application is expected within 10 months of the filing date.

On February 17, 2006, Kinder Morgan Canada filed a complete National Energy Board (“NEB”) application for the Anchor Loop project. On November 15, 2005, Kinder Morgan Canada filed a comprehensive environmental report with the Canadian Environmental Assessment Agency regarding the project. The C$435 million project involves looping a 98-mile section of the existing Trans Mountain pipeline system between Hinton, Alberta, and Jackman, British Columbia, and the addition of three new pump stations. With construction of the Anchor Loop, the Trans Mountain system’s capacity will increase from 260,000 barrels per day (“bpd”) to 300,000 bpd by the end of 2008. The NEB has set August 8, 2006, as the date when a public hearing of the application will commence. An NEB decision would then be expected before the end of 2006.

Terasen Gas Inc.’s allowed return on equity (“ROE”) is determined annually based on a formula that applies a risk premium to a forecast of long-term Government of Canada bond yields. For 2005, the application of the ROE formula set Terasen Gas Inc.’s allowed ROE at 9.03%, down from 9.15% in 2004. On June 30, 2005, Terasen Gas Inc. and TGVI applied to the BCUC to increase their deemed equity components from 33% to 38% and from 35% to 40%, respectively. The same application also requested an increase in allowed ROEs from the levels that would have resulted from the then applicable formula, which would have been 8.29% for Terasen Gas Inc. and 8.79% for TGVI in 2006. A decision from the BCUC was rendered on the application on March 2, 2006, to be effective as of January 1, 2006. The decision resulted in increases in the deemed equity components of Terasen Gas Inc. and TGVI to 35% and 40%, respectively, and their allowed ROEs to 8.80% and 9.5%, respectively.

In January 2006, Kinder Morgan Canada entered into a memorandum of understanding with the Canadian Association of Petroleum Producers (“CAPP”) for a new Incentive Toll Settlement (the “2006-2010 ITS”). The 2006-2010 ITS will determine the tolls to be charged on the Trans Mountain system over the five-year term of the proposed agreement, to take

KMI Form 10-Q

effect as of January 1, 2006. The proposed agreement will also govern the financial arrangements for the Pump Station Expansion and Anchor Loop projects. The 2006-2010 ITS is subject to NEB approval, and Kinder Morgan Canada and the CAPP are working toward a final agreement during the third quarter of 2006. In addition to tolling and expansion parameters, the formal agreement contains capacity allocation procedures for the Westridge Marine Terminal and enhanced service standards definitions.

We have initiated engineering, environmental and consultation activities on the proposed Corridor pipeline expansion project. The proposed C$1.6 billion expansion includes building a new 42-inch diameter diluent/bitumen (“dilbit”) pipeline, a new 20-inch diameter products pipeline, tankage and upgrading existing pump stations along the existing pipeline system from the Muskeg River Mine north of Fort McMurray to the Edmonton region. The Corridor pipeline expansion would add an initial 200,000 bpd of dilbit capacity to accommodate the new bitumen production from the Muskeg River Mine. The current dilbit capacity is approximately 258,000 bpd. It is expected to climb to 278,000 bpd by mid-2006 by upgrading existing pump station facilities. By 2009, the dilbit capacity of the Corridor system is expected to be approximately 500,000 bpd. An application for the Corridor pipeline expansion project was filed with the Alberta Energy Utilities Board and Alberta Environment on December 22, 2005. Pending regulatory and definitive shipper approval, construction will begin in late 2006.

On December 22, 2005, the Federal Energy Regulatory Commission (“FERC”) issued a Notice of Proposed Rulemaking (“NOPR”) to amend its regulations by establishing two new methods for obtaining market-based rates for underground natural gas storage services. First, the FERC is proposing to modify its market power analysis to better reflect competitive alternatives to storage. Doing so would allow a storage applicant to include other storage services as well as non-storage products such as pipeline capacity, local production, or liquefied natural gas supply in its calculation of market concentration and its analysis of market share. Second, the FERC is proposing to modify its regulations to permit the FERC to allow market-based rates for new storage facilities even if the storage provider is unable to show that it lacks market power, provided the FERC finds that the market-based rates are in the public interest and necessary to encourage the construction of needed storage capacity and that customers are adequately protected from the abuse of market power. The Kinder Morgan interstate pipelines as well as numerous other parties filed comments on the NOPR on February 27, 2006. On June 19, 2006, the FERC issued Order 678 allowing for broader market-based pricing of storage services. The rule expands the alternatives that can be considered in evaluating competition, provides that market-based pricing may be available even when market power is present (if market-based pricing is needed to stimulate development) and treats expansions of existing facilities similar to new facilities. The order became effective July 27, 2006. Parties have filed for rehearing of this rulemaking.

In a letter filed on December 8, 2005, NGPL requested that the Office of the Chief Accountant confirm that NGPL’s proposed accounting treatment to capitalize the costs incurred in a one-time pipeline rehabilitation project that will address stress corrosion cracking on portions of NGPL’s pipeline system is appropriate. The rehabilitation project will be conducted over a five-year period. On June 5, 2006, in Docket No. AC 06-18, the FERC ruled on NGPL’s request to capitalize pipeline rehabilitation costs. The ruling states that NGPL must expense rather than capitalize the majority of the costs. NGPL can continue to capitalize the costs of pipe replacement and coating but costs to assess the integrity of pipe must be expensed.

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

KMI Form 10-Q

On June 30, 2005, the FERC issued an order providing guidance to the industry on accounting for costs associated with pipeline integrity management requirements. The order is effective prospectively from January 1, 2006. Under the order, the costs to be expensed as incurred include those to: prepare a plan to implement the program; identify high consequence areas; develop and maintain a record keeping system; and inspect affected pipeline segments. The costs of modifying the pipeline to permit in-line inspections, such as installing pig launchers and receivers, are to be capitalized, as are certain costs associated with developing or enhancing computer software or adding or replacing other items of plant. We expect an increase of $13.8 million in operating expenses in 2006 related to pipeline integrity management programs due to our implementation of this FERC order on January 1, 2006, which will cause us to expense certain program costs that previously were capitalized. The Interstate Natural Gas Association of America, referred to in this report as INGAA, has sought rehearing of the FERC’s June 30 order. On September 19, 2005, the FERC denied INGAA’s request for rehearing. On December 15, 2005, INGAA filed a Petition for Review with the United States Court of Appeals for the District of Columbia Circuit (Court) in Docket No. 05-1426 asking the Court whether the FERC lawfully ordered that interstate pipelines must treat certain costs incurred in complying with the Pipeline Safety Improvement Act of 2002, along with related pipeline testing costs, as expenses rather than capital items for purposes of complying with the FERC’s regulatory accounting regulations. On May 10, 2006, the Court issued an order establishing a briefing schedule. Under the schedule, INGAA filed its initial brief on June 23, 2006. The FERC’s brief is due August 23, 2006, and INGAA’s reply brief is due September 6, 2006.

15.

Litigation, Environmental and Other Contingencies

Federal Energy Regulatory Commission Proceedings

SFPP, L.P.

SFPP, L.P., referred to in this report as SFPP, is the subsidiary limited partnership that owns our Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation. Tariffs charged by SFPP are subject to certain proceedings at the FERC, including shippers’ complaints regarding interstate rates on our Pacific operations’ pipeline systems.

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

KMI Form 10-Q

On multiple occasions, the FERC required SFPP to file revised East Line rates based on rulings made in the FERC’s various orders. SFPP was also directed to submit compliance filings showing the calculation of the revised rates, the potential reparations for each complainant and in some cases potential refunds to shippers. SFPP filed such revised East Line rates and compliance filings in March 1999, July 2000, November 2001 (revised December 2001), October 2002 and February 2003 (revised March 2003). Most of those filings were protested by particular SFPP shippers. The FERC has held that certain of the rates SFPP filed at the FERC’s directive should be reduced retroactively and/or be subject to refund; SFPP has challenged the FERC’s authority to impose such requirements in this context.

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

Briefing in the Court of Appeals was completed in August 2003, and oral argument took place on November 12, 2003. On July 20, 2004, the Court of Appeals issued its opinion in BP West Coast Products, LLC v. Federal Energy Regulatory Commission, No. 99-1020, On Petitions for Review of Orders of the Federal Energy Regulatory Commission (Circuit opinion), addressing in part the tariffs of SFPP, L.P. Among other things, the court’s opinion vacated the income tax allowance portion of the FERC opinion and the order allowing recovery in SFPP’s rates for income taxes and remanded to the FERC this and other matters for further proceedings consistent with the court’s opinion. In reviewing a series of FERC orders involving SFPP, the Court of Appeals held, among other things, that the FERC had not adequately justified its policy of providing an oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. By its terms, the portion of the opinion addressing SFPP only pertained to SFPP, L.P. and was based on the record in that case.

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

KMI Form 10-Q

The Court of Appeals held the FERC had sufficient evidence to use SFPP’s December 1988 stand-alone capital structure to calculate its starting rate base as of June 1985; however, it rejected SFPP arguments that would have resulted in a higher starting rate base.

The Court of Appeals accepted the FERC’s treatment of regulatory litigation costs, including the limitation of recoverable costs and their offset against “unclaimed reparations” – that is, reparations that could have been awarded to parties that did not seek them. The court also accepted the FERC’s denial of any recovery for the costs of civil litigation by East Line shippers against SFPP based on the 1992 re-reversal of the six-inch line between Tucson and Phoenix. However, the court did not find adequate support for the FERC’s decision to allocate the limited litigation costs that SFPP was allowed to recover in its rates equally between the East Line and the West Line, and ordered the FERC to explain that decision further on remand.

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

On November 2, 2004, the Court of Appeals issued its mandate remanding the Docket No. OR92-8 proceedings to the FERC. SFPP and shipper parties subsequently filed various pleadings with the FERC regarding the proper nature and scope of the remand proceedings. On December 2, 2004, the FERC issued a Notice of Inquiry and opened a new proceeding (Docket No. PL05-5) to consider how broadly the court’s ruling on the tax allowance issue in BP West Coast Products, LLC, v. FERC should affect the range of entities the FERC regulates. The FERC sought comments on whether the court’s ruling applies only to the specific facts of the SFPP proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were filed by numerous parties, including the Kinder Morgan interstate natural gas pipelines, in the first quarter of 2005. On May 4, 2005, the FERC adopted a policy statement in Docket No. PL05-5, providing that all entities owning public utility assets - oil and gas pipelines and electric utilities - would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income. The FERC expressed the intent to implement its policy in individual cases as they arise.

On December 17, 2004, the Court of Appeals issued orders directing that the petitions for review relating to FERC orders issued after November 2001 in OR92-8, which had previously been severed from the main Court of Appeals docket, should

KMI Form 10-Q

continue to be held in abeyance pending completion of the remand proceedings before the FERC. Petitions for review of orders issued in other FERC dockets have since been returned to the court’s active docket (discussed further below in relation to the OR96-2 proceedings).

On January 3, 2005, SFPP filed a petition for a writ of certiorari asking the United States Supreme Court to review the Court of Appeals’ ruling that the Arizona Grocery doctrine does not apply to “interim” rates, and that “FERC only established a final rate at the completion of the OR92-8 proceedings.” BP West Coast Products and ExxonMobil also filed a petition for certiorari, on December 30, 2004, seeking review of the Court of Appeals’ ruling that there was no pending investigation of West Line rates at the time of enactment of the Energy Policy Act (and thus that those rates remained grandfathered). On April 6, 2005, the Solicitor General filed a brief in opposition to both petitions on behalf of the FERC and United States, and Navajo, ConocoPhillips, Ultramar, Valero and Western Refining filed an opposition to SFPP’s petition. SFPP filed a reply to those briefs on April 18, 2005. On May 16, 2005, the Supreme Court issued orders denying the petitions for certiorari filed by SFPP and by BP West Coast Products and ExxonMobil.

On June 1, 2005, the FERC issued its Order on Remand and Rehearing, which addressed issues in both the OR92-8 and OR96-2 proceedings (discussed following).

With respect to the OR92-8 proceedings, the June 1, 2005 order ruled on several issues that had been remanded by the Court of Appeals in BP West Coast Products. With respect to the income tax allowance, the FERC held that its May 4, 2005 policy statement would apply in the OR92-8 and OR96-2 proceedings and that SFPP “should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential tax liability during the periods at issue.” It directed SFPP and opposing parties to file briefs regarding the state of the existing record on those questions and the need for further proceedings. Those filings are described below in the discussion of the OR96-2 proceedings. The FERC held that SFPP’s allowable regulatory litigation costs in the OR92-8 proceedings should be allocated between the East Line and the West Line based on the volumes carried by those lines during the relevant period. In doing so, it reversed its prior decision to allocate those costs between the two lines on a 50-50 basis. The FERC affirmed its prior decision to exclude SFPP’s pipeline reconditioning costs from the cost of service in the OR92-8 proceedings, but stated that SFPP will have an opportunity to justify much of those reconditioning expenses in the OR96-2 proceedings. The FERC deferred further proceedings on the non-grandfathered West Line turbine fuel rate until completion of its review of the initial decision in phase two of the OR96-2 proceedings. The FERC held that SFPP’s contract charge for use of the Watson Station gathering enhancement facilities was not grandfathered and required further proceedings before an administrative law judge to determine the reasonableness of that charge. Those proceedings are discussed further below.

Petitions for review of the June 1, 2005 order by the United States Court of Appeals for the District of Columbia Circuit have been filed by SFPP, Navajo, Western Refining, BP West Coast Products, ExxonMobil, Chevron, ConocoPhillips, Ultramar and Valero. SFPP has moved to intervene in the review proceedings brought by the other parties. A briefing schedule was set by the Court, with initial briefs filed May 30, 2006 and final briefs to be filed October 11, 2006.

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

Watson Station proceedings. The FERC’s June 1, 2005 Order on Remand and Rehearing initiated a separate proceeding regarding the reasonableness of the Watson Station charge. All Watson-related issues in Docket No. OR92-8, Docket No. OR96-2 and other dockets were also consolidated in that proceeding. After discovery and the filing of prepared direct testimony, the procedural schedule was suspended while the parties pursued settlement negotiations.

On May 17, 2006, the parties entered into a settlement agreement and filed an offer of settlement with the FERC. Under the settlement, SFPP agreed to lower its going-forward rate to $0.003 per barrel and to include certain volumetric pumping rates in its tariff. SFPP also agreed to pay refunds to all shippers for the period since April 1, 1999 until the new tariff takes effect. Those refunds are based upon the difference between the Watson Station charge as filed in SFPP’s prior tariffs and the reduced charges set forth in the agreement. Total refunds for the period between April 1, 1999 and May 31, 2006 are approximately $18.6 million, and according to the provisions of the settlement agreement, in June 2006, SFPP made aggregate payments of approximately $13.4 million into an escrow account pending final approval by the FERC. We

KMI Form 10-Q

included this amount within the caption “Restricted Deposits” in the accompanying Consolidated Balance Sheet as of June 30, 2006.

Additional refunds will be required for the period between June 1, 2006 and the date on which the new tariff takes effect. For the period prior to April 1, 1999, the parties agreed to reserve for briefing issues related to whether shippers are entitled to reparations. To the extent any reparations are owed, the parties agreed on how reparations would be calculated. No adverse comments regarding the settlement were received, and on June 21, 2006, the administrative law judge certified the settlement to the FERC. On August 2, 2006, the FERC approved the settlement without modification and directed that it be implemented.

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

On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC’s phase one order reversed the initial decision by finding that SFPP’s rates for its North and Oregon Lines should remain “grandfathered” and amended the

KMI Form 10-Q

initial decision by finding that SFPP’s West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be “grandfathered” and are not just and reasonable. The FERC upheld these findings in its June 1, 2005 order, although it appears to have found substantially changed circumstances as to SFPP’s West Line rates on a somewhat different basis than in the phase one order. The FERC’s phase one order did not address prospective West Line rates and whether reparations were necessary. As discussed below, those issues have been addressed in the FERC’s December 16, 2005 order on phase two issues. The FERC’s phase one order also did not address the “grandfathered” status of the Watson Station fee, noting that it would address that issue once it was ruled on by the Court of Appeals in its review of the FERC’s Opinion No. 435 orders; as noted above, the FERC held in its June 1, 2005 order that the Watson Station fee is not grandfathered. Several of the participants in the proceeding requested rehearing of the FERC’s phase one order. The FERC denied those requests in its June 1, 2005 order. In addition, several participants, including SFPP, filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC’s phase one order. On August 13, 2004, the FERC filed a motion to dismiss the pending petitions for review of the phase one order, which Petitioners, including SFPP, answered on August 30, 2004. On December 20, 2004, the Court of Appeals referred the FERC’s motion to the merits panel and directed the parties to address the issues in that motion on brief, thus effectively dismissing the FERC’s motion. In the same order, the Court of Appeals granted a motion to hold the petitions for review of the FERC’s phase one order in abeyance and directed the parties to file motions to govern future proceeding 30 days after FERC disposition of the pending rehearing requests. In August 2005, the FERC and SFPP jointly moved that the Court of Appeals hold the petitions for review of the March 26, 2004 and June 1, 2005 orders in abeyance due to the pendency of further action before the FERC on income tax allowance issues. In December 2005, the Court of Appeals denied this motion and placed the petitions seeking review of the two orders on the active docket. A briefing schedule has been set by the Court, with initial briefs filed May 30, 2006, and final briefs due October 11, 2006.

On July 24, 2006, the FERC filed with the Court a motion for voluntary partial remand, requesting that the portion of the March 26, 2004 and June 1, 2005 orders in which the FERC removed grandfathering protection from SFPP’s West Line rates and affirmed such protection for the North Line and Oregon Line rates be returned to the FERC for reconsideration in light of arguments presented by SFPP and other parties in their initial briefs.  It is not possible to predict whether this motion will be granted and how the FERC’s reconsideration may alter its prior determination regarding the grandfathered status of SFPP’s rates. In response to the FERC’s remand motion, SFPP filed on August 1, 2006 to reinstate its West Line rates at the previous, grandfathered level effective August 2, 2006, and asked for FERC approval of such reinstatement on the ground that, pending the FERC’s reconsideration of its grandfathering rulings, the prior grandfathered rate level is the lawful rate.

The FERC’s phase one order also held that SFPP failed to seek authorization for the accounting entries necessary to reflect in SFPP’s books, and thus in its annual report to the FERC (“FERC Form 6”), the purchase price adjustment (“PPA”) arising from our 1998 acquisition of SFPP. The phase one order directed SFPP to file for permission to reflect the PPA in its FERC Form 6 for the calendar year 1998 and each subsequent year. In its April 26, 2004 compliance filing, SFPP noted that it had previously requested such permission and that the FERC’s regulations require an oil pipeline to include a PPA in its Form 6 without first seeking FERC permission to do so. Several parties protested SFPP’s compliance filing. In its June 1, 2005 order, the FERC accepted SFPP’s compliance filing.

In the June 1, 2005 order, the FERC directed SFPP to file a brief addressing whether the records developed in the OR92-8 and OR96-2 cases were sufficient to determine SFPP’s entitlement to include an income tax allowance in its rates under the FERC’s new policy statement. On June 16, 2005, SFPP filed its brief reviewing the pertinent records in the pending cases and applicable law and demonstrating its entitlement to a full income tax allowance in its interstate rates. SFPP’s opponents in the two cases filed reply briefs contesting SFPP’s presentation. It is not possible to predict with certainty the ultimate resolution of this issue, particularly given that the FERC’s policy statement and its decision in these cases have been appealed to the federal courts.

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

KMI Form 10-Q

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

Kinder Morgan Energy Partners estimated, as of December 31, 2003, that shippers’ claims for reparations totaled approximately $154 million and that prospective rate reductions would have an aggregate average annual impact of approximately $45 million, with the reparations amount and interest increasing as the timing for implementation of rate reductions and the payment of reparations has extended (estimated at a quarterly increase of approximately $9 million). In accordance with the December 16, 2005 order, rate reductions were implemented on May 1, 2006. Kinder Morgan Energy Partners now assumes that reparations and accrued interest thereon will be paid no earlier than the first quarter of 2007; however, the timing, and nature, of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the application of the FERC’s new policy statement on income tax allowances to the Pacific operations in the FERC Docket Nos. OR92-8 and OR96-2 proceedings. In 2005, Kinder Morgan Energy Partners recorded an accrual of $105.0 million for an expense attributable to an increase in reserves related to SFPP’s rate case liability. Kinder Morgan Energy Partners had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers on Kinder Morgan Energy Partners would be approximately 15 cents of distributable cash flow per unit. Based on our review of the FERC’s December 16, 2005 order and the FERC’s February 13, 2006 order on rehearing, and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the total annual impact on Kinder Morgan Energy Partners will be less than 15 cents per unit. The actual, partial year impact on Kinder Morgan Energy Partners’ 2006 distributable cash flow is expected to be approximately $20 million and the partial year impact on our 2006 earnings per share will be approximately $0.05 per share. In light of the FERC’s recent motion for voluntary remand of its grandfathering orders and SFPP’s August 1, 2006 filing to reinstate rates previously lowered as a result of those orders, the expected impact will be less than $20 million in 2006 if the reinstatement of the previous rates is upheld.

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

On June 30, 2003, Chevron filed another complaint against SFPP (OR03-5) - substantially similar to its previous complaint – and moved to consolidate the complaint with the Docket No. OR96-2, et al. proceeding. Chevron requested that this new complaint be treated as if it were an amendment to its complaint in Docket No. OR02-4, which was previously dismissed by the FERC. By this request, Chevron sought to, in effect, back-date its complaint, and claim for reparations, to February 2002. SFPP answered Chevron’s complaint on July 22, 2003, opposing Chevron’s requests. On October 28, 2003, the FERC accepted Chevron’s complaint, but held it in abeyance pending the outcome of the Docket No. OR96-2, et al. proceeding. The FERC denied Chevron’s request for consolidation and for back-dating. On November 21, 2003, Chevron filed a petition for review of the FERC’s October 28, 2003 order at the Court of Appeals for the District of Columbia Circuit.

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

KMI Form 10-Q

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

On February 25, 2005, the FERC consolidated the complaints in Docket Nos. OR05-4 and OR05-5 and held them in abeyance until after the conclusion of the various pending SFPP proceedings, deferring any ruling on the validity of the complaints. On March 28, 2005, BP West Coast and ExxonMobil requested rehearing of one aspect of the February 25, 2005 order; they argued that any tax allowance matters in these proceedings could not be decided in, or as a result of, the FERC’s inquiry into income tax allowance in Docket No. PL05-5. On June 8, 2005, the FERC denied the request for rehearing.

Consolidated Complaints. On February 13, 2006, the FERC consolidated the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 and set for hearing the portions of those complaints attacking SFPP’s North Line and Oregon Line rates, which rates remain grandfathered under the Energy Policy Act of 1992. A procedural schedule, leading to hearing in early 2007, has been established in that consolidated proceeding. The FERC also indicated in its order that it would address the remaining portions of these complaints in the context of its disposition of SFPP’s compliance filings in the OR92-8/OR96-2 proceedings.

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

East Line rate case, IS06-283 proceeding. In April 2006, SFPP filed to increase its East Line interstate rates to reflect increased costs, principally due to the installation of replacement pipe between El Paso, Texas and Tucson, Arizona, significantly increasing the East Line’s capacity. Under FERC regulations, SFPP was required to demonstrate that there was a substantial divergence between the revenues generated by its existing East Line rates and its increased costs. SFPP’s rate increase was protested by various shippers and accepted subject to refund by the FERC. FERC established an investigation

KMI Form 10-Q

and hearing before an administrative law judge. A procedural schedule has been established, with a hearing scheduled for February 2007.

Calnev Pipe Line LLC

On May 22, 2006, Calnev Pipe Line LLC filed to increase its interstate rates pursuant to the FERC’s indexing methodology applicable to oil pipelines. The filing was docketed in IS06-296. Calnev’s filing was protested by ExxonMobil, claiming that Calnev was not entitled to an indexing increase in its rates based on its cost of service. Calnev answered the protest. On June 29, 2006, the FERC accepted and suspended the filing, subject to refund, permitting the increased rates to go into effect on July 1, 2006. The FERC found that Calnev’s indexed rates exceeded its change in costs to a degree that warranted establishing an investigation and hearing. However, the FERC initially directed the parties to attempt to reach a settlement of the dispute before a FERC settlement judge. The settlement process is proceeding.

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

The rehearing complaint was heard by the CPUC in October 2000, and the April 2000 complaint and SFPP’s market-based application were heard by the CPUC in February 2001. All three matters stand submitted as of April 13, 2001, and resolution of these submitted matters may occur at any time.

In October, 2002, the CPUC issued a resolution, referred to in this report as the Power Surcharge Resolution, approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP’s overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC’s analysis of cost data to be submitted by SFPP demonstrates that SFPP’s California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP’s existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC at any time.

With regard to the CPUC complaints and the Power Surcharge Resolution, we currently believe the complainants/protestants seek approximately $31 million in prospective annual tariff reductions. Based upon CPUC practice and procedure which precludes refunds or reparations in complaints in which the complainants challenge the reasonableness of rates previously found reasonable by the CPUC (as is the case with the two pending complaints contesting the reasonableness of SFPP’s rates) except for matters which have been expressly reserved by the CPUC for further consideration (as is the case with respect to the reasonableness of the rate charged for use of the Watson Station gathering enhancement facilities), we currently believe that complainants/protestants are seeking approximately $15 million in refunds/reparations. There is no way to quantify the potential extent to which the CPUC could determine that SFPP’s existing California rates are unreasonable.

SFPP also has various, pending ratemaking matters before the CPUC that are unrelated to the above-referenced complaints and the Power Surcharge Resolution. On November 22, 2004, SFPP filed an application with the CPUC requesting a $9 million annual increase in existing intrastate rates to reflect the in-service date of SFPP’s replacement and expansion of its Concord-to-Sacramento pipeline. The requested rate increase, which automatically became effective as of December 22, 2004 pursuant to California Public Utilities Code Section 455.3, is being collected subject to refund, pending resolution of protests to the application by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon

KMI Form 10-Q

Mobil Oil Corporation and ChevronTexaco Products Company. Because no schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions or the potential refunds at issue or for establishing a date by which the CPUC is likely to render a decision regarding the application.

On January 26, 2006, SFPP filed a request for a rate increase of approximately $5.4 million annually with the CPUC, to be effective as of March 2, 2006. Protests to SFPP’s rate increase application have been filed by Tesoro Refining and Marketing Company, BP West Coast Products LLC, ExxonMobil Oil Corporation, Southwest Airlines Company, Valero Marketing and Supply Company, Ultramar Inc. and Chevron Products Company, asserting that the requested rate increase is unreasonable. Because no schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions or the potential refunds at issue or for establishing a date by which the CPUC is likely to render a decision regarding the application.

With regard to the Power Surcharge Resolution, the November 2004 rate increase application, and the January 2006 rate increase application, SFPP believes the submission of the required, representative cost data required by the CPUC indicates that SFPP’s existing rates for California intrastate services remain reasonable and that no rate reductions or refunds are justified.

We believe that the resolution of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Other Regulatory Matters

In addition to the matters described above, we may face additional challenges to our rates in the future. Shippers on our pipelines do have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. There can be no assurance that we will not face challenges to the rates we receive for services on our pipeline systems in the future or that such challenges will not have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, since many of our assets are subject to regulation, we are subject to potential future changes in applicable rules and regulations that may have a material adverse effect on our business, financial position, results of operations or cash flows.

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

On May 13, 2004, William Armor, one of the former plaintiffs in the Shores matter whose claims were dismissed by the Court of Appeals for improper venue, filed a new case alleging the same claims for underpayment of royalties against the same defendants previously sued in the Shores case, including Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. Armor v. Shell Oil Company, et al, No. 04-03559 (14th Judicial District Court, Dallas County, Texas filed May 13, 2004). Defendants filed their answers and special exceptions on June 4, 2004. The case was previously set for trial on June 12, 2006, but the Court granted an uncontested motion filed by the Plaintiffs to continue the trial date. No trial date is currently set.

On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd., two of the former plaintiffs in the Bank of Denton matter, filed a new case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial District Court, Dallas County, Texas filed May 20, 2005). The defendants include Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. On June 23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit granted the motion to transfer and consolidate and ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit. The defendants filed their answer and special exceptions on August 10, 2005. The consolidated Armor/Reddy trial was previously set for trial on June 12, 2006, but the Court granted an uncontested motion filed by the Plaintiffs to continue the trial date. No trial date is currently set.

KMI Form 10-Q

Shell CO2 Company, Ltd., predecessor in interest to Kinder Morgan CO2 Company, L.P., is among the named counter-claim defendants in Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630 (215th Judicial District Court, Harris County, Texas filed June 17, 1998) (the “Bailey State Court Action”). The counter-claim plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. In the Bailey State Court Action, the counter-claim plaintiffs asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence, negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. The trial court in the Bailey State Court Action granted a series of summary judgment motions filed by the counter-claim defendants on all of the counter-plaintiffs’ counter-claims except for the fraud-based claims. In 2004, one of the counter-plaintiffs (Gerald Bailey) amended his counter-suit to allege purported claims as a private relator under the False Claims Act and antitrust claims. The federal government elected to not intervene in the False Claims Act counter-suit. On March 24, 2005, Bailey filed a notice of removal, and the case was transferred to federal court. Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company, No. H-05-1029 (S.D. Tex., Houston Division removed March 24, 2005) (the “Bailey Houston Federal Court Action”). Also on March 24, 2005, Bailey filed an instrument under seal in the Bailey Houston Federal Court Action that was later determined to be a motion to transfer venue of that case to the federal district court of Colorado, in which Bailey and two other plaintiffs have filed another suit against Kinder Morgan CO2 Company, L.P. asserting claims under the False Claims Act. The Houston federal district judge ordered that Bailey take steps to have the False Claims Act case pending in Colorado transferred to the Bailey Houston Federal Court Action, and also suggested that the claims of other plaintiffs in other carbon dioxide litigation pending in Texas should be transferred to the Bailey Houston Federal Court Action. In response to the court’s suggestion, the case of Gary Shores et al. v. ExxonMobil Corp. et al., No. 05-1825 (S.D. Tex., Houston Division) was consolidated with the Bailey Houston Federal Court Action on July 18, 2005. That case, in which the plaintiffs assert claims for McElmo Dome royalty underpayment, includes Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., and Cortez Pipeline Company as defendants. Bailey requested the Houston federal district court to transfer the Bailey Houston Federal Court Action to the federal district court of Colorado. Bailey also filed a petition for writ of mandamus in the Fifth Circuit Court of Appeals, asking that the Houston federal district court be required to transfer the case to the federal district court of Colorado. On June 3, 2005, the Fifth Circuit Court of Appeals denied Bailey’s petition for writ of mandamus. On June 22, 2005, the Fifth Circuit denied Bailey’s petition for rehearing en banc. On September 14, 2005, Bailey filed a petition for writ of certiorari in the United States Supreme Court, which the U.S. Supreme Court denied on November 28, 2005. On November 21, 2005, the federal district court in Colorado transferred Bailey’s False Claims Act case pending in Colorado to the Houston federal district court. On November 30, 2005, Bailey filed a petition for mandamus seeking to vacate the transfer. The Tenth Circuit Court of Appeals denied the petition on December 19, 2005. The U.S. Supreme Court has denied Bailey’s petition for writ of certiorari. The Houston federal district court subsequently realigned the parties in the Bailey Houston Federal Court Action. Pursuant to the Houston federal district court’s order, Bailey and the other realigned plaintiffs have filed amended complaints in which they assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Bailey also asserted claims as a private relator under the False Claims Act and for violation of federal and Colorado antitrust laws. The realigned plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The Shell and Kinder Morgan defendants, along with Cortez Pipeline Company and ExxonMobil defendants, have filed motions for summary judgment on all claims. No current trial date is set.

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

On April 7, 2006, Harry Ptasynski, one of the plaintiffs in the Colorado federal action filed by Bailey under the False Claims Act (which was transferred to the Bailey Houston Federal Court Action as described above), filed suit against Kinder Morgan G.P., Inc. in Colorado federal district court. Harry Ptasynski v. Kinder Morgan G.P., Inc., No. 06-CV-00651 (LTB) (U.S. District Court for the District of Colorado). Ptasynski, who holds an overriding royalty interest at McElmo Dome, asserted claims for civil conspiracy, violation of the Colorado Organized Crime Control Act, violation of Colorado antitrust laws, violation of the Colorado Unfair Practices Act, breach of fiduciary duty and confidential relationship, violation of the Colorado Payment of Proceeds Act, fraudulent concealment, breach of contract and implied duties to market and good faith and fair dealing, and civil theft and conversion. Ptasynski sought actual damages, treble damages, forfeiture, disgorgement, and declaratory and injunctive relief. The Colorado court transferred the case to Houston federal district court, and Ptasynski subsequently sought to non-suit the case. The Houston federal district court has granted Ptasynski’s request to non-suit.

KMI Form 10-Q

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

Cortez Pipeline Company and Kinder Morgan CO2 Company, L.P., successor in interest to Shell CO2 Company, Ltd., are among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arises from a dispute over a class action settlement agreement which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit in southwest Colorado. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the current arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleges that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiff also alleges that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. Defendants deny that there was any breach of the settlement agreement. The arbitration panel issued various preliminary evidentiary rulings. The arbitration hearing took place in Albuquerque, New Mexico on June 26-30, 2006.  The arbitration panel is expected to issue its decision in August 2006.

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

KMI Form 10-Q

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

In April 2006, SFPP paid UPRR $15.3 million in satisfaction of its rental obligations through December 31, 2003. However, SFPP does not believe that the assessment of interest awarded Southern Pacific Transportation Company on rental amounts owing as of May 7, 1997 was proper, and SFPP is seeking appellate review of the interest award. In July 2006, the Court of Appeals disallowed the award of interest.

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

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding this issue concluded, and a decision from the judge is expected in the third quarter of 2006. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

It is difficult to quantify the effects of the outcome of these cases on SFPP because SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations. Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e. for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on our financial position and results of operations. These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

RSM Production Company, et al. v. Kinder Morgan Energy Partners, L.P., et al. (Cause No. 4519, in the District Court, Zapata County Texas, 49th Judicial District).

On October 15, 2001, Kinder Morgan Energy Partners, L.P. was served with the First Supplemental Petition filed by RSM Production Corporation on behalf of the County of Zapata, State of Texas and Zapata County Independent School District as plaintiffs. Kinder Morgan Energy Partners, L.P. was sued in addition to 15 other defendants, including two other Kinder Morgan affiliates. Certain entities we acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition alleges that these taxing units relied on the reported volume and analyzed heating content of natural gas produced from the wells located within the appropriate taxing jurisdiction in order to properly assess the value of mineral interests in place. The suit further alleges that the defendants undermeasured the volume and heating content of that natural gas produced from privately owned wells in Zapata County, Texas. The Petition further alleges that the County and School District were deprived of ad valorem tax revenues as a result of the alleged undermeasurement of the natural gas by the defendants. On December 15, 2001, the defendants filed motions to transfer venue on jurisdictional grounds. On June 12, 2003, plaintiff served discovery requests on certain defendants. On July 11, 2003, defendants moved to stay any responses to such discovery.

United States of America, ex rel., Jack J. Grynberg v. K N Energy (Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado).

This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). Certain entities we acquired in the Kinder Morgan Tejas acquisition are also

KMI Form 10-Q

defendants in this matter. An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases, referred to as valuation claims. Judge Downes denied the defendant’s motion to dismiss on May 18, 2001. The United States’ motion to dismiss most of plaintiff’s valuation claims has been granted by the court. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Subsequently, Grynberg’s appeal was dismissed for lack of appellate jurisdiction. Discovery to determine issues related to the Court’s subject matter jurisdiction arising out of the False Claims Act is complete. Briefing has been completed and oral arguments on jurisdiction were held before the Special Master on March 17 and 18, 2005. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to carbon dioxide production. Defendants have filed briefs opposing leave to amend. Neither the Court nor the Special Master has ruled on Grynberg’s Motion to Amend.

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

Darrell Sargent d/b/a Double D Production v. Parker & Parsley Gas Processing Co., American Processing, L.P. and Cesell B. Cheatham, et al, (Cause No. 878, filed in the 100th Judicial District Court, Carson County, Texas)

The plaintiff filed a purported class action suit in 1999 and amended its petition in late 2002 to assert claims on behalf of over 1,000 producers who process gas through as many as ten gas processing plants formerly owned by American Processing, L.P. (“American Processing”), a former wholly owned subsidiary of Kinder Morgan, Inc., in Carson and Gray counties and other surrounding Texas counties. The plaintiff claims that American Processing (and subsequently, ONEOK, Inc. (“ONEOK,”) which purchased American Processing from us in 2000) improperly allocated liquids and gas proceeds to the producers. In particular, among other claims, the plaintiff challenges the methods and assumptions used at the plants to allocate liquids and gas proceeds among the producers and processors. The petition asserts claims for breach of contract and Natural Resources Code violations relating to the period from 1994 to the present. The plaintiff alleged generally in the petition that damages are “not to exceed $200 million” plus attorneys fees, costs and interest. The defendants filed a counterclaim for overpayments made to producers.

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

KMI Form 10-Q

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

The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the above-listed Kinder Morgan entities. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the above-listed Kinder Morgan entities, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. The parties have recently concluded jurisdictional discovery and various defendants have filed motions arguing that the Arkansas courts lack personal jurisdiction over them. The Court has not yet ruled on these motions. Based on the information available to date and our preliminary investigation, the Kinder Morgan defendants believe that the claims against them are without merit and intend to defend against them vigorously.

Cannon Interests-Houston v. Kinder Morgan Texas Pipeline, L.P., No. 2005-36174 (333rd Judicial District, Harris County, Texas).

On June 6, 2005, after unsuccessful mediation, Cannon Interests sued Kinder Morgan Texas Pipeline, L.P., referred to in this report as KMTP, and alleged breach of contract for the purchase of natural gas storage capacity and for failure to pay under a profit-sharing arrangement. KMTP counterclaimed that Cannon Interests failed to provide it with five billion cubic feet of winter storage capacity in breach of the contract. The plaintiff was claiming approximately $13 million in damages. In May 2006, the parties entered into a confidential settlement that resolved all claims in this matter. The case has been dismissed.

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

Kinder Morgan Energy Partners has conducted an internal investigation of the allegations and discovered no evidence of wrongdoing or improper activities at these two terminals. Furthermore, it has contacted customers of these terminals during the applicable time period and has offered to share information with them regarding the excess coal sales. Over the five year period from 1997 to 2001, the subsidiaries moved almost 75 million tons of coal through these terminals, of which less than 1.4 million tons were sold for their own account (including both excess coal and coal purchased on the open market). They have not added to their inventory of excess coal since 1999 and they have not sold coal for their own account since 2001, except for minor amounts of scrap coal. In September 2005 and subsequent thereto, it responded to a subpoena in this matter by producing a large volume of documents, which, we understand, are being reviewed by the FBI and auditors from the Tennessee Valley Authority, which is a customer of the Cora and Grand Rivers terminals. Kinder Morgan Energy Partners is cooperating fully with federal law enforcement authorities in this investigation, and expects several of its officers and employees to be interviewed formally by federal authorities. We do not expect that the resolution of the investigation will have a material adverse impact on our business, financial position, results of operations or cash flows.

Queen City Railcar Litigation

Claims asserted by residents and businesses. On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to our Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. Within three weeks of the incident, seven separate class action complaints were filed in the Hamilton County Court of Common Pleas, including case numbers: A0507115, A0507120, A0507121, A0507149, A0507322, A0507332, and A0507913.

KMI Form 10-Q

On September 28, 2005, the court consolidated the complaints under consolidated case number A0507913. Concurrently, thirteen designated class representatives filed a Master Class Action Complaint against Westlake Chemical Corporation, Indiana and Ohio Railway Corporation, Queen City Terminals, Inc., Kinder Morgan Liquids Terminals, LLC, Kinder Morgan GP, Inc. and Kinder Morgan Energy Partners, L.P., (collectively, referred to in this report as the defendants), in the Hamilton County Court of Common Pleas, case number A0507105. The complaint alleges negligence, absolute nuisance, nuisance, trespass, negligence per se, and strict liability against all defendants stemming from the styrene leak. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. The claims against the Indiana and Ohio Railway and Westlake are based generally on an alleged failure to deliver the railcar in a timely manner which allegedly caused the styrene to become unstable and leak from the railcar. The plaintiffs allege that the Kinder Morgan entities named as defendants in the case had a legal duty to monitor the movement of the railcar en route to the Queen City Terminal and guarantee its timely arrival in a safe and stable condition.

On October 28, 2005, the Kinder Morgan entities named as defendants in the case filed an answer denying the material allegations of the complaint. On December 1, 2005, the plaintiffs filed a motion for class certification. On December 12, 2005, the Kinder Morgan entities named as defendants in the case filed a motion for an extension of time to respond to plaintiffs’ motion for class certification in order to conduct discovery regarding class certification. On February 10, 2006, the court granted the defendants’ motion for additional time to conduct class discovery.

In June 2006, the parties reached an agreement to partially settle the class action suit. On June 29, 2006, the plaintiffs filed an unopposed motion for conditional certification of a settlement class. The settlement provides for a fund of $2.0 million to distribute to residents within the evacuation zone (“Zone 1”) and residents immediately adjacent to the evacuation zone (“Zone 2”). Persons in Zones 1 and 2 reside within approximately one mile from the site of the incident. The court preliminarily approved the partial class action settlement on July 7, 2006. Kinder Morgan Energy Partners agreed to participate in and fund a minor percentage of the settlement. A fairness hearing will occur on August 18, 2006 for the purpose of establishing final approval of the partial settlement. In the event the settlement is finally approved on August 18, 2006, certain claims by other residents and businesses shall remain pending. Specifically, the settlement does not apply to purported class action claims by residents in outlying geographic zones more than one mile from the site of the incident. Defendants deny liability to such other residents in outlying geographic zones and intend to vigorously defend such claims. In addition, the non-Kinder Morgan defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants, including Kinder Morgan and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan Energy Partners expects that a claim will be asserted by other defendants against Kinder Morgan Energy Partners seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan Energy Partners expects to vigorously defend against any such claims.

Claims asserted by the city of Cincinnati. On September 6, 2005 and before the procedural developments in the case discussed above, the city of Cincinnati filed a complaint on behalf of itself and in parens patriae against Westlake, Indiana and Ohio Railway, Kinder Morgan Liquids Terminals, LLC, Queen City Terminals, Inc. and Kinder Morgan GP, Inc. in the Court of Common Pleas, Hamilton County, Ohio, case number A0507323. Plaintiff’s complaint arose out of the same railcar incident discussed immediately above. The plaintiff’s complaint alleges public nuisance, negligence, strict liability, and trespass. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. On September 28, 2005, the Kinder Morgan defendants filed a motion to dismiss the parens patriae claim. On December 15, 2005, the Kinder Morgan defendants filed a motion for summary judgment. The city will respond to the pending motions no later than August 18, 2006. Oral arguments will be heard on October 20, 2006. The parties agreed to stay discovery until after October 20, 2006, if necessary. No trial date has been established.

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

KMI Form 10-Q

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

On December 3, 2002, plaintiffs filed an additional complaint for class action in the Galaz I matter asserting the same claims in the same court on behalf of the same purported class against virtually the same defendants, including Kinder Morgan Energy Partners. On February 10, 2003, the defendants filed motions to dismiss the Galaz I Complaint on the grounds that it also fails to state a claim upon which relief can be granted. This motion to dismiss was granted as to all defendants on April 3, 2003. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the 9th Circuit. On November 17, 2003, the 9th Circuit dismissed the appeal, upholding the District Court’s dismissal of the case.

On June 20, 2003, plaintiffs filed an additional complaint for class action (the “Galaz II” matter) asserting the same claims in Nevada State trial court on behalf of the same purported class against virtually the same defendants, including Kinder Morgan Energy Partners (and excluding the United States Department of the Navy). On September 30, 2003, the Kinder Morgan defendants filed a motion to dismiss the Galaz II Complaint along with a motion for sanctions. On April 13, 2004, plaintiffs’ counsel voluntarily stipulated to a dismissal with prejudice of the entire case in State Court. The court has accepted the stipulation and the case was dismissed on April 27, 2004.

Also on June 20, 2003, the plaintiffs in the previously filed Galaz matters (now dismissed) filed yet another complaint for class action in the United States District Court for the District of Nevada (the “Galaz III” matter) asserting the same claims in United States District Court for the District of Nevada on behalf of the same purported class against virtually the same defendants, including Kinder Morgan Energy Partners. The Kinder Morgan defendants filed a motion to dismiss the Galaz III matter on August 15, 2003. On October 3, 2003, the plaintiffs filed a motion for withdrawal of class action, which voluntarily drops the class action allegations from the matter and seeks to have the case proceed on behalf of the Galaz family only. On December 5, 2003, the District Court granted the Kinder Morgan defendants’ motion to dismiss, but granted plaintiff leave to file a second amended complaint. Plaintiff filed a second amended complaint on December 13, 2003, and a third amended complaint on January 5, 2004. The Kinder Morgan defendants filed a motion to dismiss the third amended complaint on January 13, 2004. The motion to dismiss was granted with prejudice on April 30, 2004. On May 7, 2004, plaintiff filed a notice of appeal in the United States Court of Appeals for the 9th Circuit. On March 31, 2006, the 9th Circuit affirmed the District Court’s dismissal of the case. On April 27, 2006, plaintiff filed a motion for an en banc review of this decision by the full 9th Circuit Court of Appeals. This motion was denied by the 9th Circuit Court of Appeals on May 25, 2006.

Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) (“Jernee”).

On May 30, 2003, a separate group of plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against Kinder Morgan Energy Partners and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim that “Adam Jernee’s death was caused

KMI Form 10-Q

by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.” Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Jernee case has been consolidated for pretrial purposes with the Sands case (see below). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs’ cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the Court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike. The parties are in the process of scheduling a case management conference and anticipate that discovery will begin in the near term.

Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) (“Sands”).

On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against Kinder Morgan Energy Partners and several Kinder Morgan related entities and individuals and additional unrelated defendants. The Kinder Morgan defendants were served with the complaint on January 10, 2004. Plaintiffs in the Sands matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim that Stephanie Suzanne Sands’ death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Sands case has been consolidated for pretrial purposes with the Jernee case (see above). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs’ cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the Court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike. The parties are in the process of scheduling a case management conference and anticipate that discovery will begin in the near term.

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

On January 28, 2005, Meritage Homes Corp. and its above-named affiliates filed a complaint in the above-entitled action against Kinder Morgan Energy Partners and SFPP. The plaintiffs are homebuilders who constructed a subdivision known as Silver Creek II located in Tucson, Arizona. Plaintiffs allege that, as a result of a July 30, 2003 pipeline rupture and accompanying release of petroleum products, soil and groundwater adjacent to, on and underlying portions of Silver Creek II became contaminated. Plaintiffs allege that they have incurred and continue to incur costs, damages and expenses associated with the delay of closings of home sales within Silver Creek II and damage to their reputation and goodwill as a result of the rupture and release. Plaintiffs’ complaint purports to assert claims for negligence, breach of contract, trespass, nuisance, strict liability, subrogation and indemnity, and negligence per se. Plaintiffs seek “no less than $1.5 million in compensatory damages and necessary response costs,” a declaratory judgment, interest, punitive damages and attorneys’ fees and costs. The parties have executed a settlement agreement and release of all claims and counterclaims in the above captioned matter, and anticipate filing a Stipulation of Dismissal with the Court in August 2006.

Walnut Creek, California Pipeline Rupture

On November 9, 2004, Mountain Cascade, Inc., a third-party contractor on a water main installation project hired by East Bay Municipal Utility District (“EBMUD”), struck and ruptured an underground petroleum pipeline owned and operated by

KMI Form 10-Q

SFPP in Walnut Creek, California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of Mountain Cascade. The explosion and fire also caused other property damage.

On May 5, 2005, the California Division of Occupational Safety and Health (“CalOSHA”) issued two civil citations against Kinder Morgan Energy Partners relating to this incident assessing civil fines of $140,000 based upon its alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. CalOSHA, with the assistance of the Contra Costa County District Attorney’s office, is continuing to investigate the facts and circumstances surrounding the incident for possible criminal violations. In addition, on June 27, 2005, the Office of the California State Fire Marshal, Pipeline Safety Division (“CSFM”) issued a Notice of Violation against Kinder Morgan Energy Partners, which also alleges that it did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of $500,000. The location of the incident was not SFPP’s work site, nor did SFPP have any direct involvement in the water main replacement project. We believe that SFPP acted in accordance with applicable law and regulations, and further that according to California law, excavators, such as the contractor on the project, must take the necessary steps (including excavating with hand tools) to confirm the exact location of a pipeline before using any power operated or power driven excavation equipment. Accordingly, we disagree with certain of the findings of CalOSHA and the CSFM, and SFPP has appealed the civil penalties while, at the same time, it has continued to work cooperatively with CalOSHA and the CSFM to resolve these matters.

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

Two of the fifteen suits are related to alleged damage to a residence near the accident site. These are: USAA v. East Bay Municipal Utility District, et al., (Contra Costa County Superior Court Case No. C05-02128); and Chabot v. East Bay Municipal Utilities District, et al., (Contra Costa Superior Court Case No. C05-02312). The remaining two suits are by MCI and the welding subcontractor, Matamoros. These are: Matamoros v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C05-02349); and Mountain Cascade, Inc. v. Kinder Morgan Energy Partners, L.P., et al, (Contra Costa County Superior Court Case No. C-05-02576). Like the personal injury and wrongful death suits, these lawsuits allege that the Kinder Morgan defendants failed to properly mark their pipeline, causing damage to these plaintiffs. The Chabot and USAA plaintiffs allege property damage, while MCI and Matamoros Welding allege damage to their business as a result of the Kinder Morgan defendants’ alleged failures, as well as indemnity and other common law and statutory tort theories of recovery.

Fourteen of these lawsuits are currently coordinated in Contra Costa County Superior Court; the fifteenth is expected to be coordinated with the other lawsuits in the near future. There are also several cross-complaints for indemnity between the co-defendants in the coordinated lawsuits.

Based upon Kinder Morgan Energy Partners’ investigation of the cause of the rupture of SFPP’s petroleum pipeline by Mountain Cascade, Inc. and the resulting explosion and fire, Kinder Morgan Energy Partners has denied liability for the resulting deaths, injuries and damages, is vigorously defending against such claims, and seeking contribution and indemnity from the responsible parties. The parties are currently engaged in discovery.

KMI Form 10-Q

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

SFPP is currently in negotiations with the United States Environmental Protection Agency, the United States Fish & Wildlife Service, the California Department of Fish & Game and the San Francisco Regional Water Quality Control Board regarding potential civil penalties and natural resource damages assessments. Since the April 2004 release in the Suisun Marsh area near Cordelia, California, SFPP has cooperated fully with federal and state agencies and has worked diligently to remediate the affected areas. As of December 31, 2005, the remediation was substantially complete.

Oakland, California

In February 2005, Kinder Morgan Energy Partners was contacted by the U.S. Coast Guard regarding a potential release of jet fuel in the Oakland, California area. Its northern California team responded and discovered that one of Kinder Morgan Energy Partners’ product pipelines had been damaged by a third party, which resulted in a release of jet fuel which migrated to the storm drain system and the Oakland estuary. Kinder Morgan Energy Partners has coordinated the remediation of the impacts from this release, and is investigating the identity of the third party who damaged the pipeline in order to obtain contribution, indemnity, and to recover any damages associated with the rupture. The United States Environmental Protection Agency, the San Francisco Bay Regional Water Quality Control Board, the California Department of Fish and Game, and possibly the County of Alameda are asserting civil penalty claims with respect to this release. Kinder Morgan Energy Partners is currently in settlement negotiations with these agencies. Kinder Morgan Energy Partners will vigorously contest any unsupported, duplicative or excessive civil penalty claims, but hopes to be able to resolve the demands by each governmental entity through out-of-court settlements.

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

Baker, California

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

Henrico County, Virginia

On April 17, 2006, Plantation Pipeline, which transports refined petroleum products across the southeastern United States and which is 51.17% owned and operated by Kinder Morgan Energy Partners, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation currently estimates the amount of product released to be approximately 665 barrels. Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the EPA and the Virginia Department of Environmental Quality. Repairs to the pipeline were completed on April 19, 2006 with the approval of the United States Department of Transportation, Pipeline and Hazardous Materials

KMI Form 10-Q

Safety Administration, referred to in this report as the PHMSA, and pipeline service resumed on April 20, 2006. On April 20, 2006, the PHMSA issued a Corrective Action Order which, among other things, requires that Plantation maintain a 20% reduction in the operating pressure along the pipeline between the Richmond and Newington, Virginia pump stations while the cause is investigated and a remediation plan is proposed and approved by PHMSA. The cause of the release is related to an original pipe manufacturing seam defect.

Dublin, California

In June 2006, near Dublin, California, the SFPP pipeline, which transports refined petroleum products to San Jose, California, experienced a failure resulting in a release of product that affected a limited area along a recreation path known as the Iron Horse Trail. Product impacts were primarily limited to backfill of utilities crossing the pipeline. The release was located on land administered by Alameda County, California. Remediation and monitoring activities are ongoing under the supervision of The State of California Department of Fish & Game. The cause of the release is currently under investigation.

Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

On July 15, 2004, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a Proposed Civil Penalty and Proposed Compliance Order concerning alleged violations of certain federal regulations concerning Kinder Morgan Energy Partners’ products pipeline integrity management program. The violations alleged in the proposed order are based upon the results of inspections of Kinder Morgan Energy Partners’ integrity management program at its products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. PHMSA sought to have Kinder Morgan Energy Partners implement a number of changes to its integrity management program and also to impose a proposed civil penalty of approximately $0.3 million. An administrative hearing was held on April 11 and 12, 2005, and a final order was issued on June 26, 2006. Kinder Morgan Energy Partners has already addressed most of the concerns identified by PHMSA and continues to work with them to ensure that its integrity management program satisfies all applicable regulations. However, Kinder Morgan Energy Partners is seeking clarification for portions of this order and has received an extension of time to allow for discussions. Along with the extension, Kinder Morgan Energy Partners reserved its right to seek reconsideration if needed. We have established a reserve for the $0.3 million proposed civil penalty, and this matter is not expected to have a material impact on our business, financial position, results of operations or cash flows.

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

On April 10, 2006, Kinder Morgan Energy Partners announced the final consent agreement, which will, among other things, require it to perform a thorough analysis of recent pipeline incidents, provide for a third-party independent review of its operations and procedural practices, and restructure its internal inspections program. Furthermore, Kinder Morgan Energy Partners has reviewed all of its policies and procedures and is currently implementing various measures to strengthen its integrity management program, including a comprehensive evaluation of internal inspection technologies and other methods to protect its pipelines. Kinder Morgan Energy Partners expects to spend approximately $90 million on pipeline integrity activities for its Pacific operations’ pipelines over the next five years. Of that amount, approximately $26 million is related to this consent agreement. We do not expect that our compliance with the consent agreement will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

KMI Form 10-Q

Environmental Matters

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. Kinder Morgan Energy Partners filed its answer to the complaint on June 27, 2003, in which it denied ExxonMobil’s claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and owned currently by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state’s cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals’ storage of a fuel additive, MTBE, at the terminal during GATX Terminals’ ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to Kinder Morgan Energy Partners, GATX Terminals’ indemnification obligations, if any, to ST Services may have passed to Kinder Morgan Energy Partners. Consequently, at issue is any indemnification obligation Kinder Morgan Energy Partners may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties have completed limited discovery. In October 2004, the judge assigned to the case dismissed himself from the case based on a conflict, and the new judge has ordered the parties to participate in mandatory mediation. The parties participated in a mediation on November 2, 2005, but no resolution was reached regarding the claims set out in the lawsuit. At this time, the parties are considering another mediation session but no date is confirmed.

Other Environmental

Kinder Morgan Transmix Company has been in discussions with the EPA regarding allegations by the EPA that it violated certain provisions of the Clean Air Act and the Resource Conservation & Recovery Act. Specifically, the EPA claims that Transmix failed to comply with certain sampling protocols at its Indianola, Pennsylvania transmix facility in violation of the Clean Air Act’s provisions governing fuel. The EPA further claims that Transmix improperly accepted hazardous waste at its transmix facility in Indianola. Finally, the EPA claims that Transmix failed to obtain batch samples of gasoline produced at its Hartford (Wood River), Illinois facility in 2004. In addition to injunctive relief that would require Transmix to maintain additional oversight of its quality assurance program at all of its transmix facilities, the EPA is seeking monetary penalties of $0.6 million.

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

Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note

KMI Form 10-Q

will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur. Many factors may change in the future affecting our reserve estimates, such as regulatory changes, groundwater and land use near our sites, and changes in cleanup technology. As of June 30, 2006, we have accrued an environmental reserve of $85.3 million.

Assessment of Additional Sales Tax

Terasen Gas received a Notice of Assessment dated July 31, 2006 from the British Columbia Social Service Tax authority for C$37.1 million of additional provincial sales tax and interest on the Southern Crossing Pipeline, which was completed in 2000. We will appeal this assessment and we believe this assessment is without merit and will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Retroactive Quebec Tax Amendments

In June 2006, two Terasen entities received notices of reassessment from Revenue Quebec for a total of C$10.9 million for the 2004 taxation year. These reassessments were made pursuant to new, retroactive legislation passed in Quebec in June 2006 for the express purpose of challenging certain inter-provincial Canadian tax structures. We also expect reassessments of approximately C$9.9 million to be forthcoming from Revenue Quebec for the 2005 tax year. Terasen intends to file Notices of Objection to preserve its legal rights to challenge any assessment/reassessments arising from this retroactive legislation and to vigorously defend against all such assessments/reassessments. The reassessment plus any accrued interest to November 30, 2005 have been accounted for as a purchase price adjustment for the Terasen acquisition and any interest subsequent to the date of the acquisition has been included in interest expense in the accompanying Consolidated Statements of Operations for the periods ended June 30, 2006.

Litigation Relating to Proposed Kinder Morgan, Inc. “Going Private” Transaction

On May 28, 2006, Richard D. Kinder, our Chairman and Chief Executive Officer, together with other members of Kinder Morgan, Inc.’s management, co-founder Bill Morgan, current board members Fayez Sarofim and Mike Morgan, and investment partners Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group and Riverstone Holdings LLC, submitted a proposal to our Board of Directors to acquire all of our outstanding common stock at a price of $100 per share in cash. On May 29, 2006, eight lawsuits were filed in Harris County (Houston), Texas and seven lawsuits were filed in Shawnee County (Topeka) Kansas against, among others, Kinder Morgan, Inc., its Board of Directors, and several corporate officers. These cases are as follows:

Harris County, Texas

Cause No. 2006-33011; Mary Crescente v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall III, Fayez S. Sarofim, H.A. True III, Douglas W.G. Whitehead, and James M. Stanford; in the 164th Judicial District Court, Harris County, Texas

Cause No. 2006-39364; CWA/ITU Negotiated Pension Plan, individually and on behalf of others similarly situated v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battery, H.A. True, III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall, III, and Douglas W.G. Whitehead; in the 129th Judicial District Court, Harris County, Texas

Cause No. 2006-33015; Robert Kemp, on behalf of himself and all other similarly situated v. Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, Fayez Sarofim, James Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, Douglas W. G. Whitehead, Kinder Morgan, Inc., GS Capital Partners V Fund, L.P., AIG Global Asset Management Holdings Corp., Carlyle Partners IV, L.P., and Carlyle/Riverstone Energy Partners III, L.P.; in the 113th Judicial District Court, Harris County, Texas

Cause No. 2006-34594; Dean Drulias v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True III, Fayez S. Sarofim, James Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, Douglas W.G. Whitehead, Goldman Sachs, American International Group, Inc., the Carlyle Group, and Riverstone Holdings, LLC; in the 333rd Judicial District Court, Harris County, Texas

Cause No. 2006-40027; J. Robert Wilson, On Behalf of Himself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Bill Morgan, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings, L.L.C., C. Park Shaper, Steven J. Kean, Scott E. Parker, and Tim Bradley; in the 270th Judicial District Court, Harris County, Texas

KMI Form 10-Q

Cause No. 2006-33042; Sandra Donnelly, On Behalf of Herself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez S. Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True III, James M. Stanford, Stewart A. Bliss, Edward Randall III, and Douglas W.G. Whitehead; in the 61st Judicial District Court, Harris County, Texas

Cause No. 2006-34520; David Zeitz, On Behalf of Himself and All Others Similarly Situated v. Richard D. Kinder; in the 234th Judicial District Court, Harris County, Texas

Cause No. 2006-36184; Robert L. Dunn, Trustee for the Dunn Marital Trust, and the Police & Fire Retirement System of the City of Detroit v. Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, and Douglas W.G. Whitehead; in the 127th Judicial District Court, Harris County, Texas

By order of the Court dated June 26, 2006, each of the above-listed cases have been consolidated into the Crescente v. Kinder Morgan, Inc. et al case; in the 164th Judicial District Court, Harris County, Texas. Plaintiffs’ motions for appointment of lead plaintiffs’ counsel are currently pending before the court.  Following the appointment of lead plaintiffs’ counsel, it is anticipated that plaintiffs’ will file a consolidated amended complaint.

Shawnee County, Kansas Cases

Cause No. 06C 801; Michael Morter v. Richard D. Kinder, Edward H. Austin, Jr., Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall, III, Fayez S. Sarofim, H.A. True, III, and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 12

Cause No. 06C 841; Teamsters Joint Counsel No. 53 Pension Fund v. Richard D. Kinder, Edward H. Austin, Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall, III, Fayez S. Sarofim, H.A. True, III, and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 12

Cause No. 06C 813; Ronald Hodge, Individually And On Behalf Of All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battery, H.A. True III, Fayez S. Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall, III, and Douglas W.G. Whitehead; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-864; Robert Cohen, Individually And On Behalf Of All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battery, H.A. True, III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall, III, and Douglas W.G. Whitehead; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-853; Robert P. Land, individually, and on behalf of all others similarly situated v. Edward H. Austin, Jr., Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Edward Randall, III, James M. Stanford, Fayez Sarofim, H.A. True, III, Douglas W.G. Whitehead, Richard D. Kinder, Michael C. Morgan, AIG Global Asset Management Holdings Corp., GS Capital Partners V Fund, LP, The Carlyle Group LP, Riverstone Holdings LLC, Bill Morgan and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-854; Dr. Douglas Geiger, individually, and on behalf of all others similarly situated v. Edward H. Austin, Jr., Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Edward Randall, III, James M. Stanford, Fayez Sarofim, H.A. True, III, Douglas W.G. Whitehead, Richard D. Kinder, Michael C. Morgan, AIG Global Asset Management Holding Corp., GS Capital Partners V Fund, LP, The Carlyle Group LP, Riverstone Holdings LLC, Bill Morgan and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-837; John Bolton, On Behalf of Himself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, William V. Morgan, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and Tim Bradley; in the District Court of Shawnee County, Kansas, Division 6

By order of the Court dated June 26, 2006, each of the above-listed cases have been consolidated into the Consol. Case No. 06 C 801; In Re Kinder Morgan, Inc. Shareholder Litigation; in the District Court of Shawnee County, Kansas, Division 12. On August 1, 2006, the Court selected lead plaintiffs’ counsel in the Kansas State Court proceedings. It is anticipated that plaintiffs’ will file a consolidated amended complaint.

In general, each of the above-listed State Court suits purports to be brought as a class action on behalf of various classes of

KMI Form 10-Q

investors (as defined in the complaints). The complaints allege, inter alia, that defendants breached their fiduciary duties owed to the purported classes, or otherwise aided and abetted others breach their fiduciary duties, in connection with the proposal to our Board of Directors to acquire all of our outstanding common stock at a price of $100 per share in cash, a price which plaintiffs allege to be inadequate and unfair. The relief requested seeks to enjoin the proposed transaction or, in the alternative to allow the transaction to proceed at a “fair” price, plus unspecified damages, costs and attorneys’ fees.

In addition, on July 25, 2006 a civil action entitled David Dicrease, individually and on behalf of all others similarly situated v. Joseph Listengart, Edward H. Austin, Jr., Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall, III, Fayez Sarofim, James M. Stanford, H.A. True, III, Douglas W.G. Whitehead, Richard D. Kinder, Kinder Morgan, Inc., Kinder Morgan Fiduciary Committee, John Does 1-30; Case 4:06-cv-02447, was filed in the United States District Court for the Southern District of Texas. This suit purports to be brought on behalf of the Kinder Morgan, Inc. Savings Plan (the “Plan”) and a class comprised of all participants and beneficiaries of the Plan, for alleged breaches of fiduciary duties allegedly owed to the Plan and its participants by the defendants, in violation of the Employee Retirement Income Security Act (“ERISA”). More specifically, the suit asserts that defendants failed to prudently manage the Plan’s assets (Count I); failed to appropriately monitor the Fiduciary Committee and provide it with accurate information (Count II); failed to provide complete and accurate information to the Plan’s participants and beneficiaries (Count III); failed to avoid conflicts of interest (Count IV) and violated ERISA by engaging in a prohibited transaction (Count V). The relief requested seeks to enjoin the proposed transaction, damages allegedly incurred by the Plan and the participants, recovery of any “unjust enrichment” obtained by the defendants, and attorneys’ fees and costs.

Defendants believe that the claims asserted in the lawsuits are legally and factually without merit and intend to vigorously defend against them.

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

16.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). We are currently reviewing the effects of this Interpretation.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force on EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). According to the provisions of EITF 06-3:

•

taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer may include, but are not limited to, sales, use, value added, and some excise taxes; and

•

that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22 (as amended), Disclosure of Accounting Policies. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis.

EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for us). Because the provisions of EITF 06-3 require only the presentation of additional disclosures, we do not expect the adoption of EITF 06-3 to have an effect on our consolidated financial statements.

17.

Subsequent Events

In July 2006, Kinder Morgan, Inc. received notification of election from the holders of our 7.35% Series debentures due 2026 electing the option, as described in the associated prospectus supplement, requiring Kinder Morgan, Inc. to redeem the securities on August 1, 2006. The full $125 million of principal was elected to be redeemed and was paid plus accrued interest of approximately $4.6 million on August 1, 2006 utilizing incremental borrowing under our $800 million credit facility.

KMI Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. Further, unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, and its consolidated subsidiaries. As discussed in Note 1(C) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, effective as of January 1, 2006, Kinder Morgan Energy partners and its consolidated subsidiaries are included as consolidated subsidiaries of Kinder Morgan, Inc. in our consolidated financial statements. Accordingly, their accounts, balances and results of operations are included in our consolidated financial statements for periods beginning on and after January 1, 2006, and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. As discussed in Note 5 of the accompanying Notes to Consolidated Financial Statements, we acquired Terasen Inc., referred to in this report as Terasen, on November 30, 2005. Our adoption of EITF No. 04-5 and our acquisition of Terasen affect the comparability of our results between periods. In addition, the following interim results may not be indicative of the results to be expected over the course of an entire year.

To convert June 30, 2006 balances denominated in Canadian dollars to U.S. dollars, we used the June 30, 2006 Bank of Canada closing exchange rate of 0.8959 U.S. dollars per Canadian dollar.

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes, (ii) our Annual Report on Form 10-K for the year ended December 31, 2005, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in each report. Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 is filed as Exhibit 99.1 to this Form 10-Q.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax assets, deferred income tax liabilities, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Information regarding our critical accounting policies and estimates can be found in our 2005 Form 10-K and Kinder Morgan Energy Partners’ 2005 Form 10-K. There have not been any significant changes in these policies and estimates during the first six months of 2006.

KMI Form 10-Q

Consolidated Financial Results

	Three Months Ended June 30,		Earnings Increase
	2006[1,2]	2005	(Decrease)
	(In millions except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners2, [3]	$-	$157.2	$(157.2)
Segment Earnings:[4]
NGPL	119.9	99.4	20.5
Terasen Gas	57.0	-	57.0
Kinder Morgan Canada	24.9	-	24.9
Kinder Morgan Retail	0.1	4.9	(4.8)
Power	4.5	4.5	-
Products Pipelines – KMP	97.9	-	97.9
Natural Gas Pipelines – KMP	134.7	-	134.7
CO2 – KMP	81.6	-	81.6
Terminals – KMP	82.9	-	82.9
Total Segment Earnings	603.5	266.0	337.5
Interest and Corporate Expenses, Net[5,6,7]	(399.9)	(55.9)	(344.0)
Income From Continuing Operations Before Income Taxes[4]	203.6	210.1	(6.5)
Income Taxes[4,8]	(46.3)	(88.5)	42.2
Income From Continuing Operations[9]	157.3	121.6	35.7
(Loss) Gain From Discontinued Operations, Net of Tax	(0.1)	0.4	(0.5)
Net Income	$157.2	$122.0	$35.2

Diluted Earnings (Loss) Per Common Share:
Income From Continuing Operations	$1.17	$0.99	$0.18
Loss From Discontinued Operations	-	-	-
Total Diluted Earnings Per Common Share	$1.17	$0.99	$0.18

Number of Shares Used in Computing Diluted Earnings Per Common Share	134.9	123.1	11.8

__________________

1

Operating results for 2006 include the results of Terasen, which we acquired on November 30, 2005. See Note 5 of the accompanying Notes to Consolidated Financial Statements.

2

Due to our adoption of EITF No. 04-5, effective January 1, 2006 the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. See Note 1(C) of the accompanying Notes to Consolidated Financial Statements.

3

Equity in Earnings of Kinder Morgan Energy Partners for the three months ended June 30, 2005 includes a reduction in pre-tax earnings of approximately $1.1 million ($0.7 million after tax) resulting from litigation and environmental settlements by Kinder Morgan Energy Partners.

4

Segment earnings includes operating income before corporate costs plus earnings from equity method investments plus gains and losses on incidental sales of assets. In 2006, for our business segments that are also segments of Kinder Morgan Energy Partners, also includes interest income, other, net and an aggregate of $2.3 million of income taxes allocated to the segments.

5

Includes (i) general and administrative expenses, (ii) interest expense, (iii) minority interests and (iv) other, net.

6

Results for the three months ended June 30, 2005 include (i) a pre-tax gain of $22.0 million ($8.1 million after tax) from the sale of KMR shares that we owned and (ii) an increase in after tax minority interest expense in KMR of $3.1 million.

7

Results for the three months ended June 30, 2006 include a (i) a reduction in pre-tax income of $5.3 million ($3.3 million after-tax) due to adjustments of balance sheet amounts in our Kinder Morgan Retail business segment and (ii) miscellaneous other items totaling a net decrease of $0.7 million in pre-tax income ($0.4 million after tax).

8

Results for the three months ended June 30, 2006 include a reduction in the income tax provision of $18.9 million resulting from the adjustment of deferred tax liability amounts.

9

Our income from continuing operations for the three months ended June 30, 2006 includes the effects of certain items of Kinder Morgan Energy Partners on our income totaling a net increase in pre-tax earnings of $1.1 million ($0.4 million after tax).

KMI Form 10-Q

	Six Months Ended June 30,		Earnings Increase
	2006[1,2]	2005	(Decrease)
	(In millions except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners2, [3]	$-	$311.2	$(311.2)
Segment Earnings:[4]
NGPL	246.9	213.6	33.3
Terasen Gas	172.6	-	172.6
Kinder Morgan Canada	53.0	-	53.0
Kinder Morgan Retail	28.1	38.0	(9.9)
Power	10.2	8.8	1.4
Products Pipelines – KMP	202.7	-	202.7
Natural Gas Pipelines – KMP	262.3	-	262.3
CO2 – KMP	163.5	-	163.5
Terminals – KMP	155.6	-	155.6
Total Segment Earnings	1,294.9	571.6	723.3
Interest and Corporate Expenses, Net5, [6,7]	(801.0)	(121.5)	(679.5)
Income From Continuing Operations Before Income Taxes[4]	493.9	450.1	43.8
Income Taxes[4,8]	(142.1)	(183.4)	41.3
Income From Continuing Operations[9]	351.8	266.7	85.1
Loss From Discontinued Operations, Net of Tax	(0.9)	(1.4)	0.5
Net Income	$350.9	$265.3	$85.6

Diluted Earnings (Loss) Per Common Share:
Income From Continuing Operations	$2.61	$2.15	$0.46
Loss From Discontinued Operations	(0.01)	(0.01)	-
Total Diluted Earnings Per Common Share	$2.60	$2.14	$0.46

Number of Shares Used in Computing Diluted Earnings Per Common Share	134.9	123.8	11.1

__________________

1

Operating results for 2006 include the results of Terasen, which we acquired on November 30, 2005. See Note 5 of the accompanying Notes to Consolidated Financial Statements.

2

Due to our adoption of EITF No. 04-5, effective January 1, 2006 the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. See Note 1(C) of the accompanying Notes to Consolidated Financial Statements.

3

Equity in Earnings of Kinder Morgan Energy Partners for the six months ended June 30, 2005 includes a reduction in pre-tax earnings of approximately $11.3 million ($7.1 million after tax) resulting from litigation and environmental settlements by Kinder Morgan Energy Partners.

4

Segment earnings includes operating income before corporate costs plus earnings from equity method investments plus gains and losses on incidental sales of assets. In 2006, for our business segments that are also segments of Kinder Morgan Energy Partners, also includes interest income, other, net and an aggregate of $7.8 million of income taxes allocated to the segments.

5

Includes (i) general and administrative expenses, (ii) interest expense, (iii) minority interests and (iv) other, net.

6

Results for the six months ended June 30, 2005 include (i) a pre-tax gain of $22.0 million ($8.1 million after tax) from the sale of KMR shares that we owned and (ii) a decrease in after tax minority interest expense in KMR of $0.2 million.

7

Results for the six months ended June 30, 2006 include (i) a reduction in pre-tax income of $22.3 million ($14.1 million after tax) resulting from non-cash charges to mark to market certain interest rate swaps, (ii) a reduction in pre-tax income of $5.3 million ($3.3 million after-tax) due to adjustments of balance sheet amounts in our Kinder Morgan Retail business segment and (iii) miscellaneous other items totaling a net decrease of $0.7 million in pre-tax income ($0.4 million after tax).

8

Results for the six months ended June 30, 2006 include a reduction in the income tax provision of $18.9 million resulting from the adjustment of deferred tax liability amounts.

9

Our income from continuing operations for the six months ended June 30, 2006 includes the effects of certain items of Kinder Morgan Energy Partners on our income totaling a net increase in pre-tax earnings of $1.1 million ($0.4 million after tax).

KMI Form 10-Q

Our income from continuing operations increased from $121.6 million in the second quarter of 2005 to $157.3 million in the second quarter of 2006, an increase of $35.7 million (29%). Our net income increased from $122.0 million in the second quarter of 2005 to $157.2 million in the second quarter of 2006, an increase of $35.2 million (29%). The items discussed in footnotes 3, 6, 7, 8 and 9 of the table above for the three months ended June 30, 2006 and 2005, had the effect of increasing earnings by $11.3 million. The remaining $24.4 million increase in our income from continuing operations for the second quarter of 2006, relative to 2005, principally resulted from (i) our acquisition of Terasen on November 30, 2005, (ii) increased earnings from Kinder Morgan Energy Partners, net of associated minority interests and (iii) increased earnings from our Natural Gas Pipeline Company of America (NGPL) business segment. These positive impacts were partially offset by (i) increased interest expense and (ii) decreased earnings from our Kinder Morgan Retail business segment. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,” “Earnings from Kinder Morgan Energy Partners,” “Income Taxes – Continuing Operations” and “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding these items.

Our income from continuing operations increased from $266.7 million in the first six months of 2005 to $351.8 million in the first six months of 2006, an increase of $85.1 million (32%). Our net income increased from $265.3 million in the first six months of 2005 to $350.9 million in the first six months of 2006, an increase of $85.6 million (32%). The items discussed in footnotes 3, 6, 7, 8 and 9 of the table above for the six months ended June 30, 2006 and 2005, had the effect of increasing earnings by $0.3 million. The remaining $84.8 million increase in our income from continuing operations for the second quarter of 2006, relative to 2005, principally resulted from the same factors affecting second quarter results, as discussed above.

Diluted earnings per common share from continuing operations, and total diluted earnings per common share, increased from $0.99 in the second quarter of 2005 to $1.17 in the second quarter of 2006, an increase of $0.18 (18%). This increase reflected, in addition to the financial and operating impacts discussed preceding, an increase of 11.8 million (10%) in average shares outstanding. The increase in average shares outstanding resulted from the net effects of (i) 12.5 million shares issued to acquire Terasen on November 30, 2005, (ii) decreases in shares outstanding due to our share repurchase program (see Note 10 of the accompanying Notes to Consolidated Financial Statements), (iii) increases in shares outstanding due to newly-issued shares for (1) the employee stock purchase plan, (2) the issuance of restricted stock and (3) exercises of stock options by employees and (iv) the increased dilutive effect of stock options resulting from the increase in the market price of our shares (see Notes 1(A) and 2 of the accompanying Notes to Consolidated Financial Statements).

Diluted earnings per common share from continuing operations increased from $2.15 in the first six months of 2005 to $2.61 in the first six months of 2006, an increase of $0.46 (21%). This increase reflected, in addition to the financial and operating impacts discussed preceding, an increase of 11.1 million (9%) in average shares outstanding. The increase in average shares outstanding for the first six months of 2006, relative to 2005, resulted principally from the same factors affecting the second quarter, as discussed above. Total diluted earnings per common share increased from $2.14 in the first six months of 2005 to $2.60 in the first six months of 2006, an increase of $0.46 (21%).

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

Several of our business segments are also segments of Kinder Morgan Energy Partners. For each of the Kinder Morgan Energy Partners business segments, a comparison of current year results to prior year results is available in Kinder Morgan Energy Partners’ Form 10-Q for the second quarter of 2006. Therefore, we have incorporated by reference certain portions of Kinder Morgan Energy Partners’ Form 10-Q as noted in the individual business segment discussions following.

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

Natural Gas Pipeline Company of America

	Three Months Ended June 30,
	2006	2005	Increase
	(In millions except system throughput)
Total Operating Revenues	$251.4	$216.2	$35.2

Gas Purchases and Other Costs of Sales	$63.7	$62.5	$1.2

Segment Earnings	$119.9	$99.4	$20.5

System Throughput (Trillion Btus)	401.9	377.6	24.3

	Six Months Ended June 30,
	2006	2005	Increase
	(In millions except system throughput)
Total Operating Revenues	$509.5	$422.7	$86.8

Gas Purchases and Other Costs of Sales	$139.0	$103.1	$35.9

Segment Earnings	$246.9	$213.6	$33.3

System Throughput (Trillion Btus)	835.9	822.5	13.4

NGPL’s segment earnings increased from $99.4 million in the second quarter of 2005 to $119.9 million in the second quarter of 2006, an increase of $20.5 million (21%). Segment earnings for the second quarter of 2006 were positively impacted, relative to 2005, by (i) increased transportation and storage margins in 2006 due principally to successful re-contracting of transportation and storage services, favorable basis differentials and recent storage system expansions and (ii) increased margins from operational gas sales due to higher natural gas prices, partially offset by lower sales volumes. These positive impacts were partially offset by (i) a $12.1 million increase in operations and maintenance expense, principally due to (1) $9.0 million of expense for a stress corrosion cracking rehabilitation project, as discussed below, (2) $3.2 million of increased expense for pipeline integrity management programs (which costs had been capitalized in previous periods, but are now expensed per a FERC order effective January 1, 2006, as discussed in our 2005 Form 10-K) and (3) an increase of $1.1 million in electric compression costs and (ii) a $1.6 million increase in depreciation and amortization expense. NGPL’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. Total system throughput volumes increased by 24.3 trillion Btus in the second quarter of 2006, relative to 2005 due, in part, to shippers moving significant volumes of natural gas within Texas on NGPL’s Gulf Coast Pipeline. The increase in system throughput in the second quarter of 2006, relative to 2005, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “firm” contracts in which shippers pay a “demand” fee to reserve a set amount of system capacity for their use.

NGPL’s segment earnings increased from $213.6 million in the first six months of 2005 to $246.9 million in the first six months of 2006, an increase of $33.3 million (16%). Segment earnings for the first six months of 2006 were positively impacted, relative to 2005, principally by the same factors positively affecting second quarter results, as discussed above.

KMI Form 10-Q

These positive impacts were partially offset by (i) a $14.3 million increase in operations and maintenance expense, principally due to (1) $9.0 million of expense for a stress corrosion cracking rehabilitation project, (2) $2.8 million of increased expense for pipeline integrity management programs as discussed above and (3) an increase of $2.9 million in electric compression costs and (ii) a $3.3 million increase in depreciation and amortization expense.

In a letter filed on December 8, 2005, NGPL requested that the Office of the Chief Accountant of the Federal Energy Regulatory Commission (“FERC”) confirm that NGPL’s proposed accounting treatment to capitalize the costs incurred in a one-time pipeline rehabilitation project that will address stress corrosion cracking on portions of NGPL’s pipeline system is appropriate. The rehabilitation project will be conducted over a five-year period. On June 5, 2006, in Docket No. AC 06-18, the FERC ruled on NGPL’s request to capitalize pipeline rehabilitation costs. The ruling states that NGPL must expense rather than capitalize the majority of the costs. NGPL can continue to capitalize the costs of pipe replacement and coating but costs to assess the integrity of pipe must be expensed.

During the second quarter of 2006, NGPL brought the following projects online: the $21 million Amarillo cross-haul line expansion, which adds 51,000 dekatherms per day (Dth/day) of capacity and is fully subscribed under long-term contracts; the $38 million Sayre storage field expansion in Oklahoma that added 10 billion cubic feet (Bcf) of capacity, which is contracted for under long-term agreements; and a $4 million, 2 Bcf expansion of no-notice delivered storage service.

In the first quarter of 2006, NGPL received certificate approval from the FERC for the $63 million expansion at its North Lansing field in east Texas that will add 10 Bcf of storage service capacity. Construction is underway and the project is expected to be in service in spring 2007. Please refer to our 2005 Form 10-K for additional information regarding NGPL.

Terasen Gas

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions, except system throughput)
Operating Revenues	$272.5	$864.2

Gas Purchases and Other Costs of Sales	$157.1	$574.8

Segment Earnings	$57.0	$172.6

System Throughput (Trillion Btus)	37.9	105.9

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

In June 2006, the BCUC approved an application from Terasen Gas to build a 50-kilometer natural gas pipeline from Squamish to Whistler. The estimated C$37 million project, which is subject to securing acceptable construction arrangements, will replace an aging propane system and will bring natural gas to Whistler prior to the 2010 Winter Olympics. Terasen Gas hopes to begin construction on the project this year with full service available to Whistler by November 2008.

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

KMI Form 10-Q

Kinder Morgan Canada

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions, except system throughput)
Operating Revenues	$45.9	$94.7

Segment Earnings	$24.9	$53.0

System Throughput (MMBbl)	39.5	81.2

The results of operations of Kinder Morgan Canada (formerly Terasen Pipelines) are included in our results beginning with the November 30, 2005 acquisition of Terasen. Kinder Morgan Canada’s operations consist primarily of the Trans Mountain pipeline, the Corridor pipeline and a one-third interest in the Express System.

In January 2006, Kinder Morgan Canada entered into a memorandum of understanding with the Canadian Association of Petroleum Producers (“CAPP”) for a new Incentive Toll Settlement (the “2006-2010 ITS”). The 2006-2010 ITS will determine the tolls to be charged on the Trans Mountain system over the five-year term of the proposed agreement, to take effect as of January 1, 2006. The proposed agreement will also govern the financial arrangements for the Pump Station Expansion and Anchor Loop projects. The 2006-2010 ITS is subject to National Energy Board (“NEB”) approval, and Kinder Morgan Canada and the CAPP are working toward a final agreement during the third quarter of 2006. In addition to tolling and expansion parameters, the formal agreement contains capacity allocation procedures for the Westridge Marine Terminal and enhanced service standards definitions.

On November 10, 2005, Kinder Morgan Canada received approval from the NEB to increase the capacity of the Trans Mountain pipeline system from 225,000 barrels per day (“bpd”) to 260,000 bpd. The C$230 million expansion is designed to add 35,000 bpd of heavy crude oil capacity by building new and upgrading existing pump stations along the pipeline system between Edmonton, Alberta, and Burnaby, British Columbia. Construction will begin in the summer of 2006 so that the expansion can be in service by April 2007.

Kinder Morgan Canada filed a comprehensive environmental report with the Canadian Environmental Assessment Agency on November 15, 2005, and filed a complete NEB application for the Anchor Loop Project on February 17, 2006. The C$435 million project involves looping a 98-mile section of the existing Trans Mountain pipeline system between Hinton, Alberta, and Jackman, British Columbia, and the addition of three new pump stations. With construction of the Anchor Loop, the Trans Mountain system’s capacity will increase from 260,000 bpd to 300,000 bpd by the end of 2008. The NEB has set August 8, 2006, as the date when a public hearing of the application will commence. An NEB decision would then be expected before the end of 2006.

On May 2, 2006, Kinder Morgan Canada announced the start of a binding open season for the second major stage of its West Coast expansion of the Trans Mountain pipeline system. Known as TMX-2, this proposed project will add 100,000 bpd of incremental capacity to the Trans Mountain pipeline system, bringing the pipeline’s total capacity to approximately 400,000 bpd. The TMX-2 open season began on May 2, 2006, and closed on July 17, 2006 without full subscription for the expanded pipeline. Discussions with shippers are ongoing and we remain confident that shippers will ultimately support the expansion. TMX-2 is part of a multi-staged expansion designed to link growing western Canadian oil production with West Coast and offshore markets. The project consists of two pipeline loops: (i) 252 kilometers of 36-inch diameter pipe in Alberta between Edmonton and Edson, and (ii) 243 kilometers of 30- and 36-inch diameter pipe in British Columbia between Rearguard and Darfield, north of Kamloops. The proposed loops will generally follow the existing 24-inch diameter Trans Mountain pipeline. New pump stations and storage tank facilities will also be required for the TMX-2 project.

We have initiated engineering, environmental, consultation and procurement activities on the proposed Corridor pipeline expansion project, as authorized and supported by shipper resolutions and the underlying firm service agreement. The proposed C$1.6 billion expansion includes building a new 42-inch diameter diluent/bitumen (“dilbit”) pipeline, a new 20-inch diameter products pipeline, tankage and upgrading existing pump stations along the existing pipeline system from the Muskeg River Mine north of Fort McMurray to the Edmonton region. The Corridor pipeline expansion would add an initial 200,000 bpd of dilbit capacity to accommodate the new bitumen production from the Muskeg River Mine. The current dilbit capacity is approximately 258,000 bpd. It is expected to climb to 278,000 bpd by mid-2006 by upgrading existing pump station facilities. By 2009, the dilbit capacity of the Corridor system is expected to be approximately 500,000 bpd. An application for the Corridor pipeline expansion project was filed with the Alberta Energy Utilities Board and Alberta Environment on December 22, 2005. Pending regulatory and definitive shipper approval, construction will begin in late 2006. Please refer to our 2005 Form 10-K for additional information regarding Kinder Morgan Canada.

KMI Form 10-Q

Kinder Morgan Retail

	Three Months Ended June 30,		Increase
	2006	2005	(Decrease)
	(In millions except system throughput)
Total Operating Revenues	$61.3	$58.7	$2.6

Gas Purchases and Other Costs of Sales	$47.7	$36.0	$11.7

Segment Earnings	$0.1	$4.9	$(4.8)

System Throughput (Trillion Btus)[1]	7.9	7.8	0.1
[1] Excludes transport volumes of intrastate pipelines.

	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)
	(In millions except system throughput)
Total Operating Revenues	$202.0	$179.8	$22.2

Gas Purchases and Other Costs of Sales	$142.2	$106.7	$35.5

Segment Earnings	$28.1	$38.0	$(9.9)

System Throughput (Trillion Btus)[1]	23.6	23.6	-
[1] Excludes transport volumes of intrastate pipelines.

Kinder Morgan Retail’s segment earnings decreased from $4.9 million in the second quarter of 2005 to $0.1 million in the second quarter of 2006. Segment earnings were negatively impacted in the second quarter of 2006, relative to 2005, by (i) timing differences caused by a change in the revenue accrual process as discussed below and (ii) a $0.5 million increase in operating expenses, principally depreciation. The increase in operating revenues in the second quarter of 2006, relative to 2005, was principally due to increased natural gas commodity prices in 2006 (which is accompanied by a corresponding increase in gas purchase costs), partially offset by lower natural gas transportation revenues.

Kinder Morgan Retail’s segment earnings decreased from $38.0 million in the first six months of 2005 to $28.1 million in the first six months of 2006, a decrease of $9.9 million (26%). Segment earnings were negatively impacted in the first six months of 2006, relative to 2005, principally by the same factors affecting second quarter results, as discussed above, except that on a year-to-date basis operating expenses have increased by $1.3 million over 2005, principally due to increased depreciation and operations and maintenance expenses. The increase in operating revenues in the first six months of 2006, relative to 2005, was principally due to the same factors affecting operating revenues in the second quarter, as discussed above.

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

On June 2, 2006, Kinder Morgan Retail filed a general rate increase application with the Nebraska Public Service Commission seeking an additional $11.05 million of revenue per year from its Nebraska gas utility operations.  While a final Commission decision is expected within 8 months of the filing date, the Company anticipates that it may be permitted to place interim rates in effect on September 1, 2006, which will begin recovery of $7.7 million annually, subject to refund.

KMI Form 10-Q

Power

	Three Months Ended June 30,
	2006	2005	Increase
	(In millions)
Total Operating Revenues	$17.9	$15.2	$2.7

Gas Purchases and Other Costs of Sales	$2.9	$1.0	$1.9

Segment Earnings	$4.5	$4.5	$-

	Six Months Ended June 30,
	2006	2005	Increase
	(In millions)
Total Operating Revenues	$28.2	$24.5	$3.7

Gas Purchases and Other Costs of Sales	$3.6	$2.3	$1.3

Segment Earnings	$10.2	$8.8	$1.4

Power’s segment earnings were $4.5 million in the second quarter of 2006, unchanged from the second quarter of 2005. Segment results were positively impacted in the second quarter of 2006, relative to 2005, by (i) additional 2006 earnings from operating and maintenance management services, starting in June 2005, at a new 103-megawatt combined-cycle natural gas-fired power plant in Snyder, Texas and (ii) a reduction in amortization expense resulting from prior period asset write-downs. These positive impacts were offset by a reduction in earnings from Thermo Cogeneration Partnership, due principally to the fact that 2005 results included proceeds from the resolution of the Enron bankruptcy proceeding.

Power’s segment earnings increased from $8.8 million in the first six months of 2005 to $10.2 million in the first six months of 2006, an increase of $1.4 million (16%). Segment results were positively impacted in the first six months of 2006, relative to 2005, by (i) $0.3 million of earnings in 2006 from operating and maintenance management services at the Snyder, Texas power plant, (ii) approximately $0.9 million of increased margins from our Greeley power facility resulting, in part, from the reduction of plant availability and the associated resale of natural gas supplies at favorable prices and (iii) a reduction in amortization expense. These positive impacts were offset by a reduction in earnings from Thermo Cogeneration Partnership, due principally to the fact that 2005 results included proceeds from the resolution of the Enron bankruptcy proceeding. Please refer to our 2005 Form 10-K for additional information regarding Power.

Products Pipelines – KMP

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions)
Operating Revenues	$189.0	$369.5

Gas Purchases and Other Costs of Sales	$10.9	$14.3

Segment Earnings	$97.9	$202.7

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ Products Pipelines business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – Products Pipelines” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 61 to 65 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which is incorporated herein by reference.

KMI Form 10-Q

Natural Gas Pipelines - KMP

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions)
Operating Revenues	$1,601.8	$3,431.8

Gas Purchases and Other Costs of Sales	$1,443.1	$3,109.9

Segment Earnings	$134.7	$262.3

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ Natural Gas Pipelines business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – Natural Gas Pipelines” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 65 to 67 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which is incorporated herein by reference.

CO2 – KMP

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions)
Operating Revenues	$185.8	$360.5

Gas Purchases and Other Costs of Sales	$1.5	$2.6

Segment Earnings	$81.6	$163.5

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ CO2 business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – CO2” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 67 to 71 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which is incorporated herein by reference.

Terminals – KMP

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions)
Operating Revenues	$220.3	$426.7

Gas Purchases and Other Costs of Sales	$5.9	$11.9

Segment Earnings	$82.9	$155.6

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ Terminals business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – Terminals” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 71 to 74 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which is incorporated herein by reference.

KMI Form 10-Q

Interest and Corporate Expenses, Net

	Three Months Ended June 30,		Earnings Increase
	2006	2005	(Decrease)
	(In millions)
General and Administrative Expense	$(104.1)	$(18.5)	$(85.6)
Interest Expense, Net	(191.6)	(38.5)	(153.1)
Interest Expense – Deferrable Interest Debentures	(5.5)	(5.5)	-
Interest Expense – Capital Securities	(2.3)	-	(2.3)
Minority Interests	(96.8)	(19.6)	(77.2)
Gain on Sale of Kinder Morgan Management Shares	-	22.0	(22.0)
Other, Net	0.4	4.2	(3.8)
	$(399.9)	$(55.9)	$(344.0)

	Six Months Ended June 30,		Earnings Increase
	2006	2005	(Decrease)
	(In millions)
General and Administrative Expense	$(206.3)	$(35.2)	$(171.1)
Interest Expense, Net	(373.0)	(74.3)	(298.7)
Interest Expense – Deferrable Interest Debentures	(11.0)	(11.0)	-
Interest Expense – Capital Securities	(4.4)	-	(4.4)
Minority Interests	(186.9)	(31.3)	(155.6)
Loss on Mark-to-market Interest Rate Swaps	(22.3)	-	(22.3)
Gain on Sale of Kinder Morgan Management Shares	-	26.5	(26.5)
Other, Net	2.9	3.8	(0.9)
	$(801.0)	$(121.5)	$(679.5)

“Interest and Corporate Expenses, Net” was an expense of $399.9 million in the second quarter of 2006, compared to an expense of $55.9 million in the second quarter of 2005. “Interest and Corporate Expenses, Net” was an expense of $801.0 million in the first six months of 2006, compared to an expense of $121.5 million in the first six months of 2005. The increases in net expenses for the second quarter and first six months of 2006, relative to 2005, was principally due to (i) the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements) and (ii) the acquisition of Terasen on November 30, 2005 (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

The $85.6 million increase in general and administrative expense in the second quarter of 2006, relative to 2005, was due to (i) $63.3 million of general and administrative expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $20.8 million of general and administrative expense of Terasen and (iii) a $1.5 million increase in other general and administrative expense.

The $171.1 million increase in general and administrative expense in the first six months of 2006, relative to 2005, was due to (i) $124.2 million of general and administrative expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $42.9 million of general and administrative expense of Terasen and (iii) a $4.0 million increase in other general and administrative expense due, in part, to proceeds received in 2005 in connection with the settlement of claims in the Enron bankruptcy proceeding.

The $155.4 million increase in total interest expense in the second quarter of 2006, relative to 2005, was due to (i) $82.6 million of interest expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $69.5 million of interest expense resulting from (1) interest on Terasen’s existing debt, including debt issued during the first quarter of 2006 and (2) interest on incremental debt issued during the fourth quarter of 2005 to acquire Terasen and (iii) a $3.3 million increase in other interest expense resulting from higher effective interest rates, partially offset by lower debt balances.

The $303.1 million increase in total interest expense in the first six months of 2006, relative to 2005, was due to (i) $158.0 million of interest expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $138.2 million of interest expense resulting from (1) interest on Terasen’s existing debt, including debt issued during the first quarter of 2006 and (2) interest on incremental debt issued during the fourth quarter of 2005 to acquire Terasen and (iii) a $6.9 million increase in other interest expense resulting from higher effective interest rates, partially offset by lower debt balances.

KMI Form 10-Q

The $77.2 million increase in minority interests in the first quarter of 2006, relative to 2005, was due to (i) $76.2 million of minority interests of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5 (minority interest represents that portion of Kinder Morgan Energy Partners’ earnings attributable to limited partner interests, other than limited partner interests held by Kinder Morgan, Inc. and its subsidiaries), (ii) a $0.1 million decrease in minority interests of Kinder Morgan Management and (iii) a $1.1 million increase in other minority interests, principally Triton Power.

The $155.6 million increase in minority interests in the first six months of 2006, relative to 2005, was due to (i) $151.5 million of minority interests of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) a $2.8 million increase in minority interests of Kinder Morgan Management and (iii) a $1.3 million increase in other minority interests, principally Triton Power.

During the first quarter of 2006, we recorded a pre-tax charge of $22.3 million ($14.1 million after tax) related to the financing of the Terasen acquisition. The charge was necessary because certain hedges put in place related to the debt financing for the acquisition did not qualify for hedge treatment under Generally Accepted Accounting Principles, thus requiring that they be marked-to-market, resulting in a non-cash charge to income. These hedges have now been effectively terminated and replaced with agreements that qualify for hedge accounting treatment (see Note 12 of the accompanying Notes to Consolidated Financial Statements).

During the first and second quarters of 2005, we sold a total of 2.1 million Kinder Morgan Management shares that we owned, receiving net proceeds of $92.5 million. In conjunction with these sales, we recorded pre-tax gains of $26.5 million (see Note 6 of the accompanying Notes to Consolidated Financial Statements).

Earnings from Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners during the three months and six months ended June 30, 2005 when we accounted for Kinder Morgan Energy Partners on the equity method, was as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In millions)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$119.6	$233.5
Limited Partner Units (Kinder Morgan Energy Partners)	9.7	20.4
Limited Partner i-units (Kinder Morgan Management)	27.9	57.3
	157.2	311.2
Pre-tax Minority Interest in Kinder Morgan Management	(26.2)	(47.7)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$131.0	$263.5

As discussed in Note 1(C) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF
No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. The inclusion of Kinder Morgan Energy Partners as a consolidated subsidiary affects the reported amounts of our consolidated revenues and expenses and our reported segment earnings. However, after taking into account the associated minority interests, the adoption of EITF No. 04-5 has no impact on our income from continuing operations or our net income. The net impact on pre-tax earnings of KMI’s investment in Kinder Morgan Energy Partners was $148.6 million and $296.3 million for the three months and six months ended June 30, 2006, respectively.

Income Taxes – Continuing Operations

The income tax provision decreased from $88.5 million in the second quarter of 2005 to $48.6 million in the second quarter of 2006, a decrease of $39.9 million (45%) due principally to a reduction in the effective tax rate applied in calculating deferred tax due to a decrease in the state effective tax rate, tax benefits associated with our Terasen acquisition structure and no sales of Kinder Morgan Management shares partially offset by taxes applicable to our Canadian operations and taxes on corporate equity and subsidiary earnings of Kinder Morgan Energy Partners.

The income tax provision decreased from $183.4 million for the six months ended June 30, 2005 to $149.9 million for the six months ended June 30, 2006, a decrease of $33.5 million (18%) due principally to a reduction in the effective tax rate applied

KMI Form 10-Q

in calculating deferred tax due to a decrease in the state effective tax rate, tax benefits associated with our Terasen acquisition structure and no sales of Kinder Morgan Management shares partially offset by taxes applicable to our Canadian operations and taxes on corporate equity and subsidiary earnings of Kinder Morgan Energy Partners.

Discontinued Operations

On November 30, 2005, we acquired Terasen (see Note 5 of the accompanying Notes to Consolidated Financial Statements). At that time, we adopted and implemented a plan to discontinue the water and utility services line of business operated by Terasen, which offers water, wastewater and utility services, primarily in Western Canada. During the second quarter of 2006, our wholly owned subsidiary, Terasen Inc., completed the sale of Terasen Water and Utility Services to a group led by CAI Capital Management Co. and including the existing management team of Terasen Water and Utility Services for approximately $111 million (C$124 million). The sale does not include CustomerWorks LP, a 30% joint venture with Enbridge Inc. No gain or loss was recognized from the sale of the water and utility segment. No incremental losses were recorded in the three months ended June 30, 2006 to reflect the operating results of the water and utility business segment. Incremental losses of $0.7 million (net of tax benefits of $0.4 million) were recorded in the six months ended June 30, 2006 reflecting the operating results of the water and utility business segment during 2006 until its sale.

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. For the three months ended June 30, 2006 and 2005, incremental losses of approximately $133,000 (net of tax benefits of $79,000) and incremental gains of approximately $0.4 million (net of tax of $0.2 million), respectively, were recorded to update previously recorded liabilities. For the six months ended June 30, 2006 and 2005, incremental losses of approximately $236,000 (net of tax benefits of $139,000) and approximately $1.4 million (net of tax benefits of $0.8 million), respectively, were recorded to increase previously recorded liabilities to reflect updated estimates.

Note 8 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service, capital expenditures, common stock repurchases, quarterly cash dividends to our common shareholders and quarterly distributions to Kinder Morgan Energy Partners’ public common unitholders. Our capital expenditures (other than sustaining capital expenditures), our common stock repurchases and our quarterly cash dividends to our common shareholders are discretionary. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our credit facility or by issuing long-term notes or additional shares of common stock. In addition, Kinder Morgan Energy Partners and Terasen could meet their respective cash requirements with cash from operations and through borrowings under their respective credit facilities or by issuing short-term commercial paper or bankers’ acceptances. Furthermore, Kinder Morgan Energy Partners could issue additional units.

Invested Capital

The following table illustrates the sources of our invested capital. Our ratio of net debt to total capital increased in the first six months of 2006 due to our adoption of EITF No. 04-5, which resulted in the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements beginning January 1, 2006. Although the total debt on our consolidated balance sheet increased as a result of including Kinder Morgan Energy Partners’ debt balances with ours, Kinder Morgan, Inc. has not assumed any additional obligations with respect to Kinder Morgan Energy Partners’ debt. See Note 1(C) of the accompanying Notes to Consolidated Financial Statements for information regarding EITF No. 04-5. Our ratio of net debt to total capital increased in the fourth quarter of 2005 as a result of the acquisition of Terasen.

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

KMI Form 10-Q

	June 30,	December 31,
	2006	2005	2004	2003
	(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$11,204.5	$6,286.8	$2,258.0	$2,837.5
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.6	283.6	283.6	283.6
Capital Securities	111.6	107.2	-	-
Value of Interest Rate Swaps[1]	(143.5)	51.8	88.2	88.2
	11,456.2	6,729.4	2,629.8	3,209.3
Minority Interests	2,461.6	1,247.3	1,105.4	1,010.1
Common Equity, Excluding Accumulated Other Comprehensive Loss	4,169.2	4,051.4	2,919.5	2,691.8
	18,087.0	12,028.1	6,654.7	6,911.2
Value of Interest Rate Swaps	143.5	(51.8)	(88.2)	(88.2)
Capitalization	18,230.5	11,976.3	6,566.5	6,823.0
Short-term Debt, Less Cash and Cash Equivalents[2]	1,423.8	841.4	328.5	121.8
Invested Capital	$19,654.3	$12,817.7	$6,895.0	$6,944.8

Capitalization:
Outstanding Notes and Debentures	61.5%	52.5%	34.4%	41.6%
Minority Interests	13.4%	10.4%	16.8%	14.8%
Common Equity	22.9%	33.8%	44.5%	39.4%
Deferrable Interest Debentures Issued to Subsidiary Trusts	1.6%	2.4%	4.3%	4.2%
Capital Securities	0.6%	0.9%	-%	-%

Invested Capital:
Net Debt[3,4]	64.3%	55.6%	37.5%	42.6%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Capital Securities and Minority Interests	35.7%	44.4%	62.5%	57.4%

1

See “Significant Financing Transactions” following.

2

Cash and cash equivalents netted against short-term debt were $201.3 million, $116.6 million, $176.5 million and $11.1 million for June 30, 2006 and December 31, 2005, 2004 and 2003, respectively.

3

Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

4

Our ratio of net debt to invested capital at June 30, 2006, not including the effects of consolidating Kinder Morgan Energy Partners, was 54.1%.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, our commercial paper and bankers’ acceptance programs (which are supported by our revolving bank facilities) and cash provided by operations. The following represents the revolving, unsecured credit facilities that were available to Kinder Morgan, Inc. and its respective subsidiaries, short-term commercial paper and bankers’ acceptance programs outstanding and available borrowing capacity under the facilities after applicable letters of credit.

KMI Form 10-Q

	At June 30, 2006		At July 31, 2006
	Commercial Paper Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(U.S. Dollars in millions)
Kinder Morgan, Inc.
$800 million, five-year revolver, due August 2010[1]	$-	$676.0	$-	$726.0
Kinder Morgan Energy Partners
$1.6 billion, five-year revolver, due August 2010 and $250 million, nine-month revolver, due November 2006	1,095.5	321.3	985.2	431.6
Terasen
C$450 million, three-year revolver, due May 2009[2]	101.2	235.0	101.6	228.9
Terasen Gas Inc.
C$500 million, three-year revolver, due June 2009	112.0	297.0	232.4	171.0
Terasen Pipelines (Corridor) Inc.
C$225 million, 364-day revolver, due January 2007	123.6	77.9	121.1	77.8

1

As discussed in Note 15 of the accompanying Notes to Consolidated Financial Statements, on May 28, 2006, we received a proposal from a group of investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, to acquire all of our outstanding shares for $100 per share in cash (the “Going Private” transaction). Credit rating agencies have indicated that our debt rating would be downgraded if the proposed Going Private transaction were to materialize. This factor combined with the uncertainty that the Going Private transaction or any other proposals or extraordinary transaction will be approved or completed has limited our access to the commercial paper market. As a result, we are currently utilizing our $800 million credit facility for Kinder Morgan, Inc.’s short-term borrowing needs.

2

Short-term debt outstanding at June 30, 2006 and July 31, 2006 consisted of bankers’ acceptances.

These facilities can be used for the respective entity’s general corporate purposes and as backup for that entity’s respective commercial paper and bankers’ acceptance programs. Additionally, at June 30, 2006 and July 31, 2006, we had a C$20 million demand facility associated with Terasen Pipelines (Corridor) Inc.’s credit facility put in place for overdraft purposes and short-term cash management. At June 30, 2006, $57.0 million was outstanding under Kinder Morgan Inc.’s $800 million credit facility at a weighted-average interest rate of 5.7%. The weighted-average interest rate on short-term borrowings under this credit facility during the three and six months ended June 30, 2006 was 5.7%.

Our current maturities of long-term debt of $135.8 million at June 30, 2006 represents (i) $5.0 million of current maturities of our 6.50% Series Debentures due September 1, 2013, (ii) $5.7 million of current maturities under Kinder Morgan Texas Pipeline, L.P.’s 5.23% Series Notes due January 2, 2014, (iii) $5.0 million of current maturities under Central Florida Pipe Line LLC’s 7.84% Series Notes due July 23, 2006, (iv) $2.1 million of current maturities under Terasen Gas Inc.’s capital lease obligations, (v) $89.6 million of Terasen Gas Inc.’s 6.15% Series 16 Notes due July 31, 2006, (vi) $17.9 million of Terasen Gas Inc.’s 9.75% Series D Notes due December 17, 2006 and (vii) $10.5 million of estimated current maturities relating to TGVI’s C$350 million credit facility which, as discussed following, has been classified as long-term in our Consolidated Balance Sheet at June 30, 2006. Current maturities of Terasen and its subsidiaries are denominated in Canadian dollars but are reported here in U.S. dollars converted at the June 30, 2006 Bank of Canada closing rate of 0.8959 U.S. dollars per Canadian dollar. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represents an additional short-term obligation of approximately $291.5 million at June 30, 2006. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Significant Financing Transactions

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million, $800 million and $925 million in February 2002, July 2002, November 2003, April 2004, November 2004, April 2005 and November 2005, respectively. As of June 30, 2006, we had repurchased a total of approximately $906.8 million (14,934,300 shares) of our outstanding common stock under the program. No shares of our common stock were repurchased in the three months ended June 30, 2006. In the six months ended June 30, 2006, we repurchased $31.5 million (339,800 shares) of our common stock. We have ceased additional share repurchases in 2006 in order to fund capital projects, primarily in Canada.

On June 30, 2006, TGVI made a $5.6 million (C$6.2 million) payment on its government loans, of which approximately $3.3 million (C$3.7 million) was refinanced through borrowings under its C$20 million non-revolving credit facility and the

KMI Form 10-Q

remaining amount funded with cash on hand. Additional information on the government loans can be found in Note 17(D) of the Notes to Consolidated Financial Statements in Kinder Morgan Inc.’s 2005 Form 10-K.

On June 21, Terasen Gas Inc. entered into a C$500 million three-year revolving credit facility, extendible annually for an additional 364 days at the option of the lenders. This facility replaces five bi-lateral facilities aggregating C$500 million and includes terms and conditions similar to the facilities it replaced.

On May 9, 2006, Terasen entered into a C$450 million three-year revolving credit facility. This facility replaces three bi-lateral facilities aggregating C$450 million and includes terms and conditions similar to the facilities it replaced.

On May 8, 2006, Terasen Inc.’s C$100 million of 4.85%, Series 2 Medium Term Notes matured and Terasen Inc. paid the holders of the notes, utilizing a combination of incremental short-term borrowing and proceeds from the sale of Terasen Water and Utility Services as previously discussed under “Discontinued Operations.”

On April 28, 2006, Rockies Express Pipeline LLC entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. Borrowings under the Rockies Express credit facility and commercial paper program will be primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings will not reduce the borrowings allowed under our credit facilities described above.

Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline, LLC) was deconsolidated and will subsequently be accounted for under the equity method of accounting (See Note 5). All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of June 30, 2006, Rockies Express Pipeline LLC had $412.5 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2006, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $210.4 million.

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

On January 31, 2006, Terasen Pipelines (Corridor) Inc.’s $225 million senior unsecured revolving credit facility and the associated C$20 million non-revolving demand facility were extended under the same terms for an additional 364 days as permitted under the terms of the facilities.

On January 13, 2006, TGVI entered into a five-year C$350 million unsecured committed revolving credit facility with a syndicate of banks. TGVI issued banker’s acceptances under this facility to completely refinance TGVI’s former term facility and intercompany advances from Terasen. The banker’s acceptances have terms not to exceed 180 days at the end of which time they are replaced by new banker’s acceptances. The facility can also be utilized to finance working capital requirements and for general corporate purposes. The terms and conditions are similar to those of the previous facility and common for such term credit facilities. Concurrently with executing this facility, TGVI entered into a C$20 million seven-year unsecured committed non-revolving credit facility with one bank. This facility will be utilized for purposes of refinancing any annual prepayments that TGVI may be required to make on non-interest bearing government contributions. The terms and conditions are primarily the same as the aforementioned TGVI facility except this facility ranks junior to repayment of TGVI’s Class B subordinated debt, which is held by its parent company, Terasen. At June 30, 2006, TGVI had outstanding bankers’ acceptances under the C$350 million credit facility with an average term of less than three months. While the bankers’ acceptances are short term, the underlying credit facility on which the bankers’ acceptances are committed is open through January 2011. Accordingly, under the C$350 million credit facility, borrowings outstanding at June 30, 2006 of $237.7 million have been classified as long-term debt and an estimated $10.5 million as current maturities in our accompanying interim Consolidated Balance Sheet at a weighted-average interest rate of 5.07%. For the three months ended June 30, 2006, average borrowings were $255.3 million at a weighted-average rate of 4.72%. For the six months ended June 30, 2006, average borrowings were $255.6 million at a weighted-average rate of 4.50%. Borrowings outstanding under the $20 million credit facility at June 30, 2006 were $3.3 million.

In July 2006, we received notification of election from the holders of our 7.35% Series debentures due 2026 electing the option, as provided in the indenture governing the debentures, to require us to redeem the securities on August 1, 2006. The full $125 million of principal was elected to be redeemed and was paid plus accrued interest of approximately $4.6 million on August 1, 2006, utilizing incremental borrowing under our $800 million credit facility.

KMI Form 10-Q

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

On February 24, 2006, Terasen terminated its fixed-to-floating interest rate swap agreements associated with its 6.30% and 5.56% Medium Term Notes due 2008 and 2014, respectively, with a notional value of C$195 million, and received proceeds of $1.9 million (C$2.2 million). The cumulative loss recognized of $2.0 million (C$2.3 million) upon early termination of these fair value hedges is recorded under the caption “Value of Interest Rate Swaps” in the accompanying Consolidated Balance Sheet and will be amortized to earnings over the original period of the swap transactions. Additionally, Terasen entered into two new interest rate swap agreements with a notional value of C$195 million. These new swaps have also been designated as fair value hedges and qualify for the “shortcut” method of accounting prescribed for qualifying hedges under SFAS No. 133.

As of June 30, 2006, we had outstanding the following interest rate swap agreements that qualify for fair value hedge accounting under SFAS No. 133:

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

As of June 30, 2006, we had outstanding the following interest rate swap agreements that are not designated as fair value hedges; however, the interest costs or changes in fair values of the underlying swaps is ultimately recoverable or payable to customers or shippers.

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

In February 2006, we entered into a series of transactions to effectively terminate our receive-fixed-rate, pay-variable-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements with a combined notional value of C$1,254 million and entered into a series of receive-fixed-rate, pay-fixed-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements with a combined notional value of C$1,254 million. The new derivative instruments have been designated as hedges of our net investment in Canadian operations in accordance with SFAS No. 133. We recognized a one time non-cash, after-tax loss of approximately $14 million in the first quarter of 2006 from changes in the fair value of our receive-fixed-rate, pay-variable rate U.S. dollar to Canadian dollar cross-currency interest rate swaps from January 1, 2006 to the termination of the agreements to reflect the strengthening of the Canadian dollar versus the U.S. dollar.

Interest in Kinder Morgan Energy Partners

At June 30, 2006, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 29.6 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 9.9 million i-units, represent approximately 13.3 % of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2 % interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 15.0 % of Kinder Morgan Energy Partners’ total equity interests at June 30, 2006.

Prior to our adoption of EITF No. 04-5, we accounted for our investment in Kinder Morgan Energy Partners under the equity method of accounting. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. The adoption of EITF No. 04-5 affects the reported amounts of our consolidated revenues and expenses and our reported segment earnings. However, after taking into account the associated minority interests, the adoption of EITF No. 04-5 has no impact on our income from continuing operations or our net income.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2005 Form 10-K. As discussed in Note 1(C) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Further information regarding the cash flows of Kinder Morgan Energy Partners is included under the caption “Financial Condition” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 76 to 83 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which is incorporated herein by reference.

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” increased from $165.8 million for the six months ended June, 30 2005 to $884.5 million for the six months ended June 30, 2006, an increase of $718.7 million. This positive variance is principally due to (i) an increase of $750.3 million of net income, net of non-cash items including depreciation and amortization, deferred income taxes, undistributed earnings from equity investments, minority interests in income of consolidated subsidiaries, net gains and losses on sales of assets, mark-to-market interest rate swap loss and losses on disposal of discontinued operations ($631.4 million and $93.0 million of this $750.3 million increase are attributable to Kinder Morgan Energy Partners and Terasen, respectively), (ii) a $242.8 million increase in cash relative to net changes in working capital items, of which Kinder Morgan Energy Partners contributed a decrease of $98.6 million and Terasen contributed an increase of $147.8 million, and (iii) the fact that 2005 included a $25.0 million pension payment. These positive impacts are partially offset by (i) a $211.9 million decrease in distributions received from equity investments, of which the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements contributed a decrease of $251.1 million, (ii) a $47.3 million use of cash attributable to Terasen rate stabilization accounts,

KMI Form 10-Q

(iii) a net increased use of cash of $27.1 million for gas in underground storage, of which Kinder Morgan Energy Partners and Terasen contributed $30.4 million and $1.3 million, respectively, (iv) a $15.4 million increase of payments made for natural gas liquids inventory entirely attributable to Kinder Morgan Energy Partners and (v) a decrease of $6.0 million in 2006 cash attributable to deferred purchased gas costs. Cash flows attributable to deferred purchased gas costs vary with the relationship between the amount actually paid for natural gas and the amount currently included in regulated rates. This difference is recovered or refunded through subsequent rate adjustments. Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

“Net Cash Flows (Used in) Provided By Investing Activities” changed from a source of $73.1 million for the six months ended June 30, 2005 to a use of $1.0 billion for the six months ended June 30, 2006, an increased use of cash of $1.1 billion. This increased use of cash is principally due to (i) $364.9 million of cash used to acquire Entrega Pipeline LLC and various other assets (See Note 5 of the accompanying Notes to Consolidated Financial Statements), (ii) an additional $9.9 million attributable to the acquisition of Terasen (See Note 5 of the accompanying Notes to Consolidated Financial Statements), (iii) a $691.4 million increased use of cash for capital expenditures, of which $561.2 million and $98.8 million are attributable to Kinder Morgan Energy Partners and Terasen, respectively, (iv) $46.0 million during 2006 of investments in versus $31.4 million during 2005 of proceeds from margin deposits associated with hedging activities utilizing energy derivative instruments, of which an investment of $38.5 million is attributable to Kinder Morgan Energy Partners, (v) the fact that 2005 included $92.5 million of proceeds from the sale of Kinder Morgan Management, LLC shares (see Note 6 of the accompanying Notes to Consolidated Financial Statements) and (vi) $12.9 million for investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill, all of which is attributable to Kinder Morgan Energy Partners. Partially offsetting these negative impacts are (i) a $50.8 million increase in proceeds from sales of other assets net of removal costs and (ii) $105.9 million of proceeds received for the sale of Terasen’s discontinued Water and Utility Services.

Net Cash Flows from Financing Activities

“Net Cash Flows Provided by (Used in) Financing Activities” increased from a use of $410.5 million for the six months ended June 30, 2005 to a source of $205.4 million for the six months ended June 30, 2006, an increase of $615.9 million. This increase is principally due to (i) the fact that 2005 included $500 million of cash used to retire our $500 million 6.65% Senior Notes, (ii) $242.9 million of proceeds received in 2006 from the issuance of TGVI’s Floating Rate Syndicated Credit Facility (see Note 9 of the accompanying Notes to Consolidated Financial Statements), (iii) a $155.3 million decrease in cash paid during 2006 to repurchase our common shares, (iv) a $551.5 million increase in short-term debt, of which $941.8 million of additional borrowing is attributable to Kinder Morgan Energy Partners and a $263.9 million reduction in short-term debt is attributable to Terasen, (v) $105.5 million of contributions from minority interest owners, primarily Sempra Energy’s $104.2 million contribution for its 33 1/3% share of the purchase price of Entrega Pipeline LLC and (vi) a $14.2 million increase from net changes in cash book overdrafts—which represent checks issued but not yet endorsed. Partially offsetting these factors are (i) the fact that 2005 included $248.5 million of proceeds, net of issuance costs, from the issuance of our 5.15% Senior Notes due March 1, 2015, (ii) $181.2 million of cash used to retire TGVI’s Syndicated Credit Facility and $86.5 million of cash used to retire Terasen’s 4.85% Series 2 Medium Term Notes (see Note 9 of the accompanying Notes to Consolidated Financial Statements), (iii) an increase of $335.9 million of minority interest distributions, principally consisting of Kinder Morgan Energy Partners’ $229.9 million distribution to common unit owners and $105.2 million paid from Kinder Morgan Energy Partners’ Rockies Express Pipeline LLC subsidiary to Sempra Energy, (iv) a $62.4 million increase in cash paid for dividends in 2006, principally due to the increased dividends declared per share, (v)  a decrease of $25.2 million for issuance of our common stock, principally due to a reduction of employee stock option exercises and (vi) a $7.3 million use of cash during 2006 for short-term advances to unconsolidated affiliates versus a $3.0 million source of cash during 2005 for short-term advances from unconsolidated affiliates, principally Kinder Morgan Energy Partners, during 2005.

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

KMI Form 10-Q

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

•

third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

•

fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units in cash and to Kinder Morgan Management as owners of i-units in the equivalent number of i-units, and 50% to Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners.

On May 15, 2006, Kinder Morgan Energy Partners paid a quarterly distribution of $0.81 per unit for the quarterly period ended March 31, 2006, of which $115.6 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units.

On July 19, 2006, Kinder Morgan Energy Partners declared a quarterly distribution of $0.81 per unit for the quarterly period ended June 30, 2006. The distribution will be paid on August 14, 2006, to unitholders of record as of July 31, 2006.

Recent Accounting Pronouncements

Refer to Note 16 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

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

KMI Form 10-Q

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

•

crude oil and natural gas production from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oilsands;

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

•

our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

•

interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•

our ability to obtain insurance coverage without significant levels of self-retention of risk;

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

•

the extent of Kinder Morgan Energy Partners’ success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•

engineering and mechanical or technological difficulties that Kinder Morgan Energy Partners may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•

the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy

KMI Form 10-Q

Partners may experience;

•

the timing and success of Kinder Morgan Energy Partners’ and our business development efforts; and

•

unfavorable results of litigation and the fruition of contingencies referred to in the accompanying Notes to Consolidated Financial Statements.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our annual report on Form 10-K and Kinder Morgan Energy Partners’ annual report on Form 10-K, each for the year ended December 31, 2005, for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in “Risk Factors” above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Our Value-at-Risk model as discussed following, is used to measure the risk of price changes in the crude oil, natural gas and natural gas liquids markets. Value-at-Risk is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We use a closed form model to evaluate risk on a daily basis. Our Value-at-Risk computations use a confidence level of 95% for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 95% probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk amount presented. Value-at-Risk at June 30, 2006, which nets the change in our financial derivatives against the change in our physical commodities, was not material.

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

Item 4.

Controls and Procedures.

As of June 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMI Form 10-Q

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

See Note 15 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.

Risk Factors.

Other than as described below, there have been no material changes in the risk factors set forth in our Annual Report on Form 10-K or Kinder Morgan Energy Partners’ Annual Report on Form 10-K, each for the year ended December 31, 2005.

Consummation of a transaction to acquire all of our outstanding common stock that results in substantially more debt to us could have an adverse effect on us, such as a downgrade of the ratings of our debt securities, and that downgrade could be significant. On May 29, 2006, we announced that our board of directors had received a proposal from investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, to acquire all of our outstanding common stock for $100 per share in cash. The investors include members of our senior management. In response to the proposal, Moody's Investor Services placed both our long-term and short-term debt ratings under review for possible downgrade. Standard & Poor's put our long-term and short-term debt ratings on credit watch with negative implications. There can be no assurance that any definitive offer will be made, that any agreement will be executed, or that the management proposal or any other transaction will be approved or consummated. Accordingly, no assurance can be given that the consummation of any particular transaction will not result in substantially more debt to us and have an adverse effect on us, such as a downgrade in the ratings of our debt securities, which could be significant. Additionally, consummation of any transaction could have other adverse effects on us.

The absence of a proposal to acquire our common stock would likely have an adverse effect on the market price of our common stock. On the last trading day prior to the announcement of management's proposal, our common stock closed at $84.41 per share. After the announcement, the stock price rose to trade close to the $100 per share proposal price. If this proposal were rejected or withdrawn, or if no similar transaction presented itself, the stock price would likely retreat from its current trading range.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. See also Note 10 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

a)

The Company held its Annual Meeting of Shareholders on May 9, 2006 (the “Annual Meeting”).

b)

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement and all such nominees were elected, which included Messrs. Kinder, Austin, Hybl and Gardner. In addition, those directors continuing in office after the meeting included Messrs. Battey, Bliss, Morgan, Randall, Sarofim, Stanford, True and Whitehead. The number of votes for and withheld for the nominees elected at the meeting were as follows:

	For	Withheld

Richard D. Kinder	116,159,261	2,798,337
Edward H. Austin, Jr.	116,129,560	2,828,038
William J. Hybl	115,801,598	3,156,000
Ted A. Gardner	117,380,856	1,576,742

c)

The following matters were also voted on at the Annual Meeting:

(1)

A proposal to amend and restate our Amended and Restated 1999 Stock Plan was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

KMI Form 10-Q

For	99,421,305
Against	2,801,302
Abstain	789,967
Broker Non-votes	N/A

(2)

A proposal to approve our Foreign Subsidiary Employees Stock Purchase Plan was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	101,530,446
Against	693,847
Abstain	788,281
Broker Non-votes	N/A

(3)	A proposal to amend our Employee Stock Purchase Plan was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	116,471,473
Against	1,664,138
Abstain	821,987
Broker Non-votes	N/A

(4)

A proposal to ratify and approve the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2006 was approved and the number of affirmative votes, negative votes, abstentions and broker non-votes with respect to the matter were as follows:

For	117,759,820
Against	602,270
Abstain	595,508
Broker Non-votes	N/A

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

10.1

Form of Credit Agreement, dated as of May 5, 2006, by and among Terasen Inc., the lenders party thereto and The Toronto-Dominion Bank, as Administrative Agent (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K, filed on May 15, 2006 and incorporated herein by reference).

10.2

Form of Credit Agreement, dated as of June 21, 2006, by and among Terasen Gas Inc.; Canadian Imperial Bank of Commerce, as Administrative Agent, Lead Arranger and Sole Bookrunner; The Bank of Nova Scotia, as Syndication Agent; and the other lenders identified in the Credit Agreement (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on June 27, 2006 and incorporated herein by reference).

10.3

Form of Indemnification Agreement (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K, filed on June 16, 2006 and incorporated herein by reference).

31.1

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer

31.2

Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

99.1*

Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the three months ended June 30, 2006

_______________________________________

*Filed herewith

KMI Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
August 8, 2006	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer