Form 10-Q
period 2006-09-30
KINDER MORGAN INC
filed 2006-11-08
CIK 54502

Table of Contents

KMI Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock, $5 par value, as of October 31, 2006 was 134,061,668 shares.

KMI Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

KMI Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	September 30, 2006	December 31, 2005
	(In millions)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$110.2	$116.6
Restricted Deposits	23.5	10.6
Accounts, Notes and Interest Receivable, Net:
Trade	1,017.7	489.0
Related Parties	17.8	17.2
Inventories	353.4	228.2
Gas Imbalances	19.1	16.9
Assets Held for Sale	72.8	126.7
Rate Stabilization	148.2	35.7
Other	301.8	263.2
	2,064.5	1,304.1

Notes Receivable – Related Parties	90.9	-

Investments:
Kinder Morgan Energy Partners	-	2,202.9
Other	1,109.3	649.6
	1,109.3	2,852.5

Goodwill	3,765.3	2,781.0

Other Intangibles, Net	226.6	17.7

Property, Plant and Equipment, Net	18,530.1	9,545.6

Assets Held for Sale, Non-current	411.4	-

Deferred Charges and Other Assets	1,090.0	950.7

Total Assets	$27,288.1	$17,451.6

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	September 30, 2006	December 31, 2005
	(In millions except shares)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$301.4	$347.4
Notes Payable	1,468.4	610.6
Cash Book Overdrafts	53.1	-
Accounts Payable:
Trade	917.0	431.2
Related Parties	4.1	-
Accrued Interest	124.2	92.0
Accrued Taxes	121.6	100.1
Gas Imbalances	21.8	16.1
Rate Stabilization	24.1	115.1
Liabilities Held for Sale	59.8	21.9
Other	1,026.2	208.2
	4,121.7	1,942.6

Other Liabilities and Deferred Credits:
Deferred Income Taxes	3,114.1	3,156.4
Liabilities Held for Sale, Non-current	45.1	-
Other	1,537.3	451.5
	4,696.5	3,607.9

Long-term Debt:
Outstanding Notes and Debentures	10,923.6	6,286.8
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.6	283.6
Capital Securities	111.5	107.2
Value of Interest Rate Swaps	53.4	51.8
	11,372.1	6,729.4

Minority Interests in Equity of Subsidiaries	2,903.0	1,247.3

Stockholders’ Equity:
Common Stock-
Authorized – 300,000,000 Shares, Par Value $5 Per Share
Outstanding – 149,026,132 and 148,479,863 Shares, Respectively, Before Deducting 15,017,251 and 14,712,901 Shares Held in Treasury	745.1	742.4
Additional Paid-in Capital	3,061.7	3,056.3
Retained Earnings	1,319.2	1,175.3
Treasury Stock	(915.5)	(885.7)
Deferred Compensation	-	(36.9)
Accumulated Other Comprehensive Loss	(15.7)	(127.0)
Total Stockholders’ Equity	4,194.8	3,924.4

Total Liabilities and Stockholders’ Equity	$27,288.1	$17,451.6

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions except per share amounts)
Operating Revenues:
Natural Gas Sales	$1,736.9	$47.6	$5,750.4	$107.2
Transportation and Storage	826.4	174.0	2,422.2	533.0
Oil and Product Sales	193.5	-	556.5	1.3
Other	71.9	25.1	169.5	55.0
Total Operating Revenues	2,828.7	246.7	8,898.6	696.5

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	1,709.1	82.3	5,551.3	187.8
Operations and Maintenance	344.8	33.6	956.0	95.0
General and Administrative	97.4	14.5	298.5	44.8
Depreciation, Depletion and Amortization	164.5	26.0	471.6	76.5
Taxes, Other Than Income Taxes	51.5	7.5	163.2	23.0
Other Expenses (Income)	-	-	(15.1)	-
Total Operating Costs and Expenses	2,367.3	163.9	7,425.5	427.1

Operating Income	461.4	82.8	1,473.1	269.4

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	-	169.2	-	480.4
Equity in Earnings of Other Equity Investments	23.0	3.7	80.6	10.3
Interest Expense, Net	(200.0)	(37.0)	(569.6)	(106.0)
Interest Expense – Deferrable Interest Debentures	(5.4)	(5.4)	(16.4)	(16.4)
Interest Expense – Capital Securities	(2.2)	-	(6.6)	-
Minority Interests	(78.7)	(23.7)	(265.6)	(55.0)
Other, Net	5.0	0.4	(5.0)	29.6
Total Other Income and (Expenses)	(258.3)	107.2	(782.6)	342.9

Income from Continuing Operations Before Income Taxes	203.1	190.0	690.5	612.3
Income Taxes	60.0	77.2	203.4	249.3
Income from Continuing Operations	143.1	112.8	487.1	363.0
Income (Loss) from Discontinued Operations, Net of Tax	1.1	(3.7)	8.0	11.4

Net Income	$144.2	$109.1	$495.1	$374.4

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$1.07	$0.92	$3.67	$2.96
Discontinued Operations	0.01	(0.03)	0.06	0.09
Total Basic Earnings Per Common Share	$1.08	$0.89	$3.73	$3.05

Number of Shares Used in Computing Basic Earnings Per Common Share	133.1	122.5	132.9	122.6

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$1.06	$0.91	$3.61	$2.94
Discontinued Operations	0.01	(0.03)	0.06	0.09
Total Diluted Earnings Per Common Share	$1.07	$0.88	$3.67	$3.03

Number of Shares Used in Computing Diluted Earnings Per Common Share	135.1	123.7	135.0	123.8

Dividends Per Common Share	$0.8750	$0.7500	$2.6250	$2.1500

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2006	2005
	(In millions)
Cash Flows From Operating Activities:
Net Income	$495.1	$374.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Income from Discontinued Operations, Net of Tax	(8.0)	(11.4)
Depreciation, Depletion and Amortization	471.6	76.5
Deferred Income Taxes	63.3	118.4
Equity in Earnings of Kinder Morgan Energy Partners	-	(480.4)
Distributions from Kinder Morgan Energy Partners	-	389.5
Equity in Earnings of Other Investments	(80.6)	(10.3)
Distributions from Other Equity Investees	60.9	5.5
Minority Interests in Income of Consolidated Subsidiaries	265.6	55.0
Changes in Rate Stabilization Accounts	18.7	-
Net Gains on Sales of Assets	(20.6)	(27.1)
Mark-to-Market Interest Rate Swap Loss	22.3	-
Pension Contribution in Excess of Expense	-	(24.0)
Changes in Gas in Underground Storage	(112.8)	(33.4)
Changes in Working Capital Items	29.3	(248.2)
Payment to Terminate Interest Rate Swap	-	(3.5)
Other, Net	(55.4)	19.5
Net Cash Flows Provided by Continuing Operations	1,149.4	200.5
Net Cash Flows Provided by Discontinued Operations	22.3	46.9
Net Cash Flows Provided by Operating Activities	1,171.7	247.4

Cash Flows From Investing Activities:
Capital Expenditures	(1,050.5)	(79.5)
Acquisition of Terasen	(10.2)	-
Other Acquisitions	(366.4)	-
Investment in Kinder Morgan Energy Partners	-	(3.2)
Net Investments in Margin Deposits	(8.3)	(0.5)
Other Investments	(3.8)	(0.4)
Sale of Kinder Morgan Management Shares	-	92.5
Natural Gas Stored Underground and Natural Gas Liquids Line-fill	(12.9)	-
Sales of Other Assets Net of Removal Costs	78.6	(1.9)
Net Cash Flows (Used in) Provided by Continuing Investing Activities	(1,373.5)	7.0
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	88.5	(23.9)
Net Cash Flows Used in Investing Activities	(1,285.0)	(16.9)

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2006	2005
	(In millions)
Cash Flows From Financing Activities:
Short-term Debt, Net	684.8	269.3
Long-term Debt Issued	353.5	250.0
Long-term Debt Retired	(494.3)	(505.0)
Increase in Cash Book Overdrafts	11.4	-
Common Stock Issued	30.4	55.4
Excess Tax Benefits from Share-based Payment Arrangements	7.6	-
Short-term Advances From (To) Unconsolidated Affiliates	(7.9)	0.1
Treasury Stock Acquired	(34.3)	(199.0)
Cash Dividends, Common Stock	(351.2)	(263.6)
Minority Interests, Contributions	353.8	-
Minority Interests, Distributions	(453.8)	(1.7)
Debt Issuance Costs	(5.3)	(1.5)
Other, Net	(3.2)	-
Net Cash Flows Provided by (Used in) Financing Activities	91.5	(396.0)

Effect of Exchange Rate Changes on Cash	6.5	-

Effect of Accounting Change on Cash	12.1	-

Cash Balance Included in Assets Held for Sale	(3.2)	-

Net Decrease in Cash and Cash Equivalents	(6.4)	(165.5)
Cash and Cash Equivalents at Beginning of Period	116.6	176.5
Cash and Cash Equivalents at End of Period	$110.2	$11.0

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), the consolidated financial statements and related notes included in Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2005 (“Kinder Morgan Energy Partners’ 2005 Form 10-K”) and the interim consolidated financial statements and related notes included in Kinder Morgan Energy Partners’ quarterly report on Form 10-Q for the quarter ended September 30, 2006.

To convert September 30, 2006 balances denominated in Canadian dollars to U.S. dollars, we used the September 30, 2006 Bank of Canada closing exchange rate of 0.8947 U.S. dollars per Canadian dollar.  All dollars are U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$.

On November 30, 2005, we completed the acquisition of Terasen Inc., referred to in this report as Terasen and, accordingly, Terasen’s results of operations are included in our consolidated results of operations beginning on that date. Terasen is an energy transportation and utility services provider headquartered in Burnaby, British Columbia, Canada. Terasen’s two core businesses are its natural gas distribution business and its petroleum pipeline business. Terasen Gas is the largest distributor of natural gas in British Columbia, serving approximately 892,000 customers at December 31, 2005. Terasen Pipelines, which we have renamed Kinder Morgan Canada, owns Trans Mountain Pipe Line, which extends from Edmonton to Vancouver and Washington State, and Corridor Pipeline, which operates between the Athabasca oilsands and Edmonton. Kinder Morgan Canada also operates, and owns a one-third interest in, the Express System, which extends from Alberta to the U.S. Rocky Mountain region and Midwest. Further information regarding this acquisition is available in our 2005 Form 10-K.

On August 28, 2006, we entered into a definitive merger agreement under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, will acquire all of our outstanding common stock for $107.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and has recommended that our stockholders approve the merger. The transaction is expected to be completed in the first quarter of 2007, subject to receipt of stockholder and regulatory approvals, as well as the satisfaction of other customary closing conditions.

1.

Nature of Operations and Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements

KMI Form 10-Q

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

	Effect of Applying Statement No. 123(R)
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In millions, except per share amounts)
Income from Continuing Operations Before Income Taxes	$(0.8)	$(4.5)
Income from Continuing Operations	$(0.5)	$(2.8)
Net Income	$(0.5)	$(2.8)
Basic Earnings Per Common Share	$(0.01)	$(0.02)
Diluted Earnings Per Common Share	$-	$(0.02)
Net Cash Flows Provided by Operating Activities	$(1.8)	$(7.6)
Net Cash Flows Provided by Financing Activities	$1.8	$7.6

For the three and nine months ended September 30, 2005, had compensation cost for these plans been determined using the fair-value-based method, net income and diluted earnings per share would have been reduced to the pro forma amounts shown in the table below.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In millions, except per share amounts)
Net Income, As Reported	$109.1	$374.4
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	1.0	3.4
Deduct: Total Stock-based Employee Compensation Expense Determined Under the Fair Value Method for All Awards, Net of Related Tax Effects	(2.6)	(9.0)
Net Income, Pro Forma	$107.5	$368.8

Basic Earnings Per Share:
As Reported	$0.89	$3.05
Pro Forma	$0.88	$3.01

Diluted Earnings Per Share:
As Reported	$0.88	$3.03
Pro Forma	$0.87	$2.98

We have stock options issued under the following plans: The 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (which plan has expired), the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which plan has expired), the Kinder Morgan, Inc. Amended and Restated 1999 Stock Plan and the Non-Employee Directors Stock Awards Plan. The 1994 plan provided for, and the 1999 plan and the Non-Employee Directors Stock Awards Plan provide for the issuance of restricted stock. We also have two employee stock purchase plans, one for U.S. employees and one for Canadian employees.

Over the years, the 1999 Stock Plan has been amended to increase shares available to grant, to allow for granting of restricted shares, and effective January 18, 2006 has been amended to allow for the granting of restricted stock units to employees residing outside the United States. The company stopped granting stock options after July 2004 and has replaced option grants with grants of restricted stock and restricted stock units to fewer people and in smaller amounts. Options granted prior to 2005 generally had vesting schedules of either 25% per year with a 10-year life or 100% after three years with a seven-

KMI Form 10-Q

year life. Our restricted stock and restricted stock unit grants generally have either a three-year or five-year cliff vesting. Our most recent grants to employees have been 10,000 restricted shares in July 2006; 224,040 restricted shares in July 2005; 167,350 restricted shares and 310,000 options in July 2004; and 575,000 restricted shares and 658,000 options in July 2003.

During the three months and nine months ended September 30, 2006, we recognized stock option compensation expense of $0.8 million and $4.5 million, respectively. At September 30, 2006, unrecognized compensation cost was approximately $1.4 million, which will be recognized over the next two years.

During the nine months ended September 30, 2006 and 2005, we made restricted common stock grants to our non-employee directors of 17,600 and 15,750 shares, respectively. These grants are valued at $1.7 million and $1.1 million, respectively, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. All of the restricted stock grants made to non-employee directors in the nine months ended September 30, 2006 and 2005 vest during a six-month period. During the three and nine months ended September 30, 2006, we made restricted common stock grants to employees of 10,000 shares. These grants are valued at $1.0 million based on the closing market price of our common stock on either the date of grant or the measurement date, if different. During the three and nine months ended September 30, 2005, we made restricted common stock grants to employees of 224,040 and 227,040 shares, respectively. These grants are valued at $20.0 million and $20.2 million, respectively, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. Expense related to restricted grants is recognized on a straight-line basis over the respective vesting periods. During the three months and nine months ended September 30, 2006, we amortized $4.9 million and $11.9 million, respectively, related to restricted stock grants. During the three months and nine months ended September 30, 2005, we amortized $1.6 million and $5.5 million, respectively, related to restricted stock grants.

During the nine months ended September 30, 2006, we made restricted stock unit grants of 61,800 units. These grants are valued at $6.0 million, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. Of the 61,800 restricted stock unit grants, 27,950 units vest one-third per year over a three-year period and the related expense is recognized on a graded basis over the vesting period and 33,850 units vest during a three-year period and the related expense is recognized on a straight-line basis over the vesting period. Upon vesting, the grants will be paid fifty percent in cash and fifty percent in our common shares. During the three months and nine months ended September 30, 2006, we amortized $0.7 million and $2.2 million, respectively, related to restricted stock unit grants.

As required by the provision of SFAS No. 123R, we have eliminated the deferred compensation balance previously shown on our Consolidated Balance Sheet against the caption “Additional Paid-in Capital.”

A summary of the status of our restricted stock and restricted stock unit plans at September 30, 2006, and changes during the three months and nine months then ended is presented in the table below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Value (In millions)	Shares	Weighted Average Grant Date Fair Value (In millions)
Outstanding at Beginning of Period	906,773	$61.2	880,310	$56.6
Granted	10,000	1.0	89,400	8.7
Reinstated	50,000	2.7	50,000	2.7
Vested	(144,683)	(8.5)	(193,620)	(11.3)
Forfeited	(3,750)	(0.3)	(7,750)	(0.6)
Outstanding at End of Period	818,340	$56.1	818,340	$56.1

Intrinsic Value of Restricted Stock Vested During the Period		$14.5		$19.2

Contingent grants totaling an additional 178,000 shares of restricted common stock and 65,650 restricted stock units were granted in July 2006. These grants will only be effective if we do not execute the definitive merger agreement under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, will acquire all of our outstanding common stock for $107.50 per share in cash (the “Going Private” transaction). If the Going Private transaction occurs, we plan to implement a replacement plan of similar value.

Under all plans, except the Long-term Incentive Plan, options must be granted at not less than 100% of the market value of the stock at the date of grant. The Long-term Incentive Plan has been terminated and therefore has no shares available for

KMI Form 10-Q

future grants.

Plan Name	Shares Subject to the Plan	Option Shares Granted Through September 30, 2006	Vesting Period	Expiration Period
1992 Directors’ Plan	1,025,000	621,875	0 – 6 Months	10 Years
Long-term Incentive Plan	5,700,000	4,109,595	0 – 5 Years	5 – 10 Years
1999 Plan	10,500,000	8,002,243	3 – 4 Years	7 – 10 Years
Non-Employee Directors Plan	500,000	33,350	0 – 6 Months	10 Years

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

A summary of the status of our stock option plans at September 30, 2006, and changes during the three months and nine months then ended is presented in the table and narrative below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Period	3,088,898	$45.40	3,421,849	$45.21
Granted	-	$-	-	$-
Exercised	(202,965)	$45.96	(488,141)	$44.59
Forfeited	(103,075)	$57.16	(150,850)	$53.13
Outstanding at End of Period	2,782,858	$45.76	2,782,858	$45.76

Exercisable at End of Period	2,484,808	$44.28	2,484,808	$44.28

Aggregate Intrinsic Value of Options Exercisable at End of Period (In millions)		$157.0		$157.0
Intrinsic Value of Options Exercised During the Period (In millions)		$11.1		$26.3
Cash Received from Exercise of Options During the Period (In millions)		$9.3		$21.8

KMI Form 10-Q

The following table sets forth our common stock options outstanding at September 30, 2006, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

Options Outstanding				Options Exercisable
Price Range	Number Outstanding	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable	Wtd. Avg. Exercise Price
$00.00 - $23.81	418,007	$23.81	3.01 years	418,007	$23.81
$24.75 - $43.10	614,721	$35.97	4.75 years	569,321	$35.40
$49.00 - $53.20	669,168	$50.87	4.41 years	669,168	$50.87
$53.60 - $60.18	768,312	$54.92	4.38 years	768,312	$54.92
$60.79 - $61.40	312,650	$60.91	5.28 years	60,000	$61.40
	2,782,858	$45.76	4.36 years	2,484,808	$44.28

Under the employee stock purchase plan, we may sell up to 2,400,000 shares of common stock to eligible employees. Employees purchase shares through voluntary payroll deductions. Through 2004, shares were purchased quarterly at a 15% discount from the closing price of the common stock on the last trading day of each calendar quarter. Beginning with the March 31, 2005 quarterly purchase, the discount was reduced to 5%, thus making the employee stock purchase plan a non-compensatory plan under SFAS No. 123R. Employees purchased 9,279 shares and 29,375 shares for the three months and nine months ended September 30, 2006, respectively. Employees purchased 10,791 shares and 35,857 shares for the three months and nine months ended September 30, 2005, respectively. We implemented a Foreign Subsidiary Employees Stock Purchase Plan for our employees working in Canada. This plan mirrors the Employee Stock Purchase Plan for our United States employees. Employees were eligible to participate in the program beginning April 1, 2006. Employees purchased 694 shares and 1,441 shares for the three months and nine months ending September 30, 2006, respectively.

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

(E) Inventories

	September 30,	December 31,
	2006	2005
	(In millions)
Gas in Underground Storage (Current)	$308.3	$209.6
Materials and Supplies	29.2	18.6
Petroleum Products	15.9	-
	$353.4	$228.2

(F) Goodwill

Prior to the adoption of EITF No. 04-5 on January 1, 2006, we accounted for our investment in Kinder Morgan Energy Partners under the equity method. The difference between the cost of our investment and our underlying equity in the net assets of Kinder Morgan Energy Partners was recorded as equity method goodwill. Upon the adoption of EITF No. 04-5, we ceased accounting for our investment in Kinder Morgan Energy Partners under the equity method and beginning January 1, 2006, we include the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements. As a result, the character of the equity method goodwill was changed to goodwill arising from a business combination or acquisition, which must be allocated to one or more reporting units as of the original date of combination or acquisition.

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

Changes in the carrying amount of our goodwill for the nine months ended September 30, 2006 are summarized as follows:

	Balance December 31, 2005	KMP Goodwill Consolidated into KMI[1]	Reallocation of Equity Method Goodwill	Acquisitions	Other[2]	Balance September 30, 2006
	(In millions)
Kinder Morgan Energy Partners	$859.4	$-	$(859.4)	$-	$-	$-
Power Segment	24.8	-	-	-	-	24.8
Kinder Morgan Canada Segment[3]	658.2	-	-	-	26.8	685.0
Terasen Gas Segment[3]	1,238.6	-	-	-	157.5	1,396.1
Products Pipelines Segment	-	263.2	695.5	-	(15.2)	943.5
Natural Gas Pipelines Segment	-	288.4	-	-	-	288.4
CO2 Segment	-	46.1	26.9	-	(0.6)	72.4
Terminals Segment	-	201.2	137.0	17.8	(0.9)	355.1

Consolidated Total	$2,781.0	$798.9	$-	$17.8	$167.6	$3,765.3

_________________

1

At January 1, 2006.

2

Other adjustments include the translation of goodwill denominated in foreign currencies, purchase price adjustments and a reduction of the reallocation of equity method goodwill due to a reduction in KMI’s ownership percentage of KMP.

3

Goodwill assigned to the Kinder Morgan Canada and Terasen Gas business segments is based on the purchase price allocation for our November 30, 2005 acquisition of Terasen (see Note 5). See our 2005 Form 10-K for additional information regarding this acquisition.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets. Our annual impairment tests determined that the carrying value of goodwill was not impaired. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and, according to the provisions of SFAS No. 142, equity method goodwill is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of September 30, 2006 we have reported $138.2 million of equity method goodwill within the caption “Investments: Other” in the accompanying Consolidated Balance Sheets.

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

	September 30, 2006	December 31, 2005
	(In millions)
Lease Value:
Gross Carrying Amount	$6.6	$-
Accumulated Amortization	(1.3)	-
Net Carrying Amount	5.3	-

Contracts and Other:
Gross Carrying Amount	253.9	29.4
Accumulated Amortization	(32.6)	(11.7)
Net Carrying Amount	221.3	17.7

Total Other Intangibles, Net	$226.6	$17.7

KMI Form 10-Q

Amortization expense on our intangibles consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Lease Value[1]	$-	$-	$0.1	$-
Contracts and Other	3.7	0.4	11.2	1.1
Total Amortizations	$3.7	$0.4	$11.3	$1.1

_______________

1

Three months ended September 30, 2006 included expense of less than $0.1 million.

As of September 30, 2006, our weighted-average amortization period for our intangible assets was approximately 18.4 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $14.8 million, $14.7 million, $13.5 million, $13.4 million and $13.3 million, respectively.

(H) Accounting for Minority Interests

Due to our implementation of EITF No. 04-5, we are including Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006.

The caption “Minority Interests in Equity of Subsidiaries” in our Consolidated Balance Sheets is comprised of the following balances:

	September 30,	December 31,
	2006	2005
	(In millions)
Kinder Morgan Energy Partners	$1,579.4	$-
Kinder Morgan Management, LLC	1,284.9	1,221.7
Triton Power	29.5	21.8
Other	9.2	3.8
	$2,903.0	$1,247.3

On August 14, 2006, Kinder Morgan Energy Partners paid a quarterly distribution of $0.81 per common unit for the quarterly period ended June 30, 2006, of which $115.6 million was paid to the public holders (represented in minority interests) of Kinder Morgan Energy Partners’ common units. On October 18, 2006, Kinder Morgan Energy Partners declared a quarterly distribution of $0.81 per common unit for the quarterly period ended September 30, 2006. The distribution will be paid on November 14, 2006, to unitholders of record as of October 31, 2006.

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

We have included $1.6 million of our total asset retirement obligations as of September 30, 2006 in the caption “Current Liabilities: Other” and the remaining $49.5 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying Consolidated Balance Sheet. A reconciliation of the changes in our accumulated asset retirement obligations for each of the nine months ended September 30, 2006 and 2005 is as follows:

KMI Form 10-Q

	Nine Months Ended September 30,
	2006	2005
	(In millions)
Balance at Beginning of Period	$3.2	$3.3
KMP ARO Consolidated into KMI[1]	43.2	-
Additions	5.0	-
Liabilities Settled	(2.2)	(0.2)
Accretion Expense[2]	1.9	-
Balance at End of Period	$51.1	$3.1

1

Represents asset retirement obligation balances of Kinder Morgan Energy Partners as of December 31, 2005. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts and balances of Kinder Morgan Energy Partners are included in our consolidated results as discussed in Note 1(C).

2

2005 included an amount of less than $0.1 million.

(J) Related Party Transactions

Plantation Pipe Line Company

Kinder Morgan Energy Partners owns a 51.17% equity interest in Plantation Pipe Line Company (“Plantation”). An affiliate of ExxonMobil owns the remaining 48.83% interest. In July 2004, Plantation repaid a $10 million note outstanding and $175 million in outstanding commercial paper borrowings with funds of $190 million borrowed from its owners. Kinder Morgan Energy Partners loaned Plantation $97.2 million, which corresponds to its 51.17% ownership interest, in exchange for a seven-year note receivable bearing interest at the rate of 4.72% per annum. The note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2004 based on a 25-year amortization schedule, with a final principal payment of $157.9 million due July 20, 2011. Kinder Morgan Energy Partners funded its loan of $97.2 million with borrowings under its commercial paper program. An affiliate of ExxonMobil owns the remaining 48.83% equity interest in Plantation and funded the remaining $92.8 million on similar terms.

In June 2006, Plantation paid to Kinder Morgan Energy Partners $1.1 million in principal amount under the note, and as of September 30, 2006, the principal amount receivable from this note was $93.1 million. We included $2.2 million of this balance within “Accounts, Notes and Interest Receivable, Net: Related Parties” on our consolidated balance sheet as of September 30, 2006, and we included the remaining $90.9 million balance as “Notes Receivable – Related Parties.”

Coyote Gas Treating, LLC

Coyote Gas Treating, LLC is a joint venture that was organized in December 1996. It is referred to as Coyote Gulch in this report.  The sole asset owned by Coyote Gulch is a 250 million cubic feet per day natural gas treating facility located in La Plata County, Colorado. Prior to the contribution of Kinder Morgan Energy Partners’ ownership interest in Coyote Gulch to Red Cedar Gathering on September 1, 2006, discussed below, Kinder Morgan Energy Partners was the managing partner and owned a 50% equity interest in Coyote Gulch.

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

In March 2006, Enterprise Field Services LLC (“Enterprise”) and Kinder Morgan Energy Partners agreed to a resolution that would transfer Coyote Gulch’s notes payable to Enterprise and Kinder Morgan Energy Partners to members’ equity. According to the provisions of this resolution, Kinder Morgan Energy Partners then contributed the principal amount of $17.0 million related to its note receivable to its equity investment in Coyote Gulch.

In the third quarter of 2006, the Southern Ute Indian Tribe acquired the remaining 50% ownership interest in Coyote Gulch from Enterprise. The acquisition was made effective March 1, 2006. On September 1, 2006, Kinder Morgan Energy Partners and the Southern Ute Tribe agreed to a resolution that would transfer all of the members’ equity in Coyote Gulch to the members’ equity of Red Cedar Gathering, a joint venture organized in August 1994 and referred to in this report as Red Cedar. Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in

KMI Form 10-Q

La Plata County, Colorado, and is owned 49% by Kinder Morgan Energy Partners and 51% by the Southern Ute Tribe. Under the terms of a five-year operating lease agreement that became effective January 1, 2002, Red Cedar also operates the gas treating facility owned by Coyote Gulch and is responsible for all operating and maintenance expenses and capital costs.

According to the provisions of the September 1, 2006 resolution, Kinder Morgan Energy Partners and the Southern Ute Tribe contributed the value of their respective 50% ownership interests in Coyote Gulch to Red Cedar, and as a result, Coyote Gulch became a wholly owned subsidiary of Red Cedar. The value of Kinder Morgan Energy Partners’ 50% equity contribution from Coyote Gulch to Red Cedar on September 1, 2006 was $16.7 million, and this amount remains included within “Investments: Other” in our accompanying interim Consolidated Balance Sheet as of September 30, 2006.

(K) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2006	2005
	(In millions)
Accounts Receivable	$458.9	$1.4
Materials and Supplies Inventory	14.2	(0.2)
Other Current Assets	27.7	(195.5)
Accounts Payable	(475.5)	(1.8)
Excess Tax Benefits from Share-based Payment Arrangements	-	20.1
Other Current Liabilities	4.0	(72.2)
	$29.3	$(248.2)

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$627.1	$153.2
Income Taxes Paid[1]	$264.5	$203.2

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

As discussed in Note 1(A), we made non-cash grants of restricted shares of common stock during each of the nine months ended September 30, 2006 and 2005.

In March 2006, Kinder Morgan Energy Partners made a $17.0 million contribution of net assets to its investment in Coyote Gulch.

During the nine months ended September 30, 2006, we acquired $3.7 million of assets by the assumption of liabilities.

(L) Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is net of the debt component of the allowance for funds used during construction, which was $8.7 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $25.5 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

KMI Form 10-Q

(M) Income Taxes

The effective tax rate (calculated by dividing the amount in the caption “Income Taxes” by the amount in the caption “Income from Continuing Operations Before Income Taxes” as shown in the accompanying interim Consolidated Statement of Operations) was 29.5% for the three months ended September 30, 2006. This effective tax rate reflects, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) the minority interest associated with Kinder Morgan Management and (iii) taxes on corporate equity and subsidiary earnings of Kinder Morgan Energy Partners and decreases attributable to (i) a reduction in the effective tax rate applied in calculating deferred tax due to a decrease in the state effective tax rate, (ii) tax benefits resulting from our Terasen acquisition structure and (iii) taxes applicable to our Canadian operations. The effective tax rate for the three months ended September 30, 2005 was 40.6%, which reflects, among other factors, differences from the federal statutory rate of 35% due to increases attributable to (i) state income taxes and (ii) the minority interest associated with Kinder Morgan Management. The effective tax rate was 29.5% for the nine months ended September 30, 2006. This effective tax rate reflects differences from the federal statutory tax rate of 35% due to the same factors affecting third quarter 2006, as discussed above. The effective tax rate was 40.7% for the nine months ended September 30, 2005 which reflects, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) the minority interest associated with Kinder Morgan Management and (iii) gains from sales of Kinder Morgan Management shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Weighted-average Common Shares Outstanding	133.1	122.5	132.9	122.6
Restricted Stock and Share Units	0.8	-	0.9	-
Dilutive Common Stock Options	1.2	1.2	1.2	1.2
Shares Used to Compute Diluted Earnings Per Common Share	135.1	123.7	135.0	123.8

3.

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Net Income:	$144.2	$109.1	$495.1	$374.4
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	29.3	(59.8)	32.2	(73.7)
Reclassification of Change in Fair Value of Derivatives to Net Income	4.2	26.4	21.3	28.5
Equity in Other Comprehensive Loss of Equity Method Investees	-	(29.1)	-	(176.5)
Minority Interest in Other Comprehensive Loss of Equity Method Investees	-	22.4	-	100.1
Change in Foreign Currency Translation Adjustment	(11.5)	-	57.8	-
Other Comprehensive Income (Loss)	22.0	(40.1)	111.3	(121.6)

Comprehensive Income	$166.2	$69.0	$606.4	$252.8

KMI Form 10-Q

The Accumulated Other Comprehensive Loss balance of $15.7 million at September 30, 2006 consisted of (i) $73.6 million representing unrecognized net losses on hedging activities, primarily at Kinder Morgan Energy Partners, and (ii) $3.3 million representing minimum pension liability, offset by $61.2 million representing foreign currency translation adjustments.

4.

Kinder Morgan Management, LLC

On August 14, 2006, Kinder Morgan Management made a distribution of 0.018860 of its shares per outstanding share (1,131,777 total shares) to shareholders of record as of July 31, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2006, Kinder Morgan Management will make a distribution of 0.018981 of its shares per outstanding share (1,160,520 total shares) to shareholders of record as of October 31, 2006, based on the $0.81 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

5.

Business Combinations, Acquisitions and Joint Ventures

The following acquisitions were accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts during a period of time following the acquisition. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

Entrega Gas Pipeline LLC

Effective February 23, 2006, Rockies Express Pipeline LLC acquired Entrega Gas Pipeline LLC from EnCana Corporation for $244.6 million in cash. West2East Pipeline LLC is a limited liability company and is the sole owner of Rockies Express Pipeline LLC. Kinder Morgan Energy Partners contributed 66 2/3% of the consideration for this purchase, which corresponded to its percentage ownership of West2East Pipeline LLC at that time. At the time of acquisition, Sempra Energy held the remaining 33 1/3% ownership interest and contributed this same proportional amount of the total consideration.

On the acquisition date, Entegra Gas Pipeline LLC owned the Entrega Pipeline, an interstate natural gas pipeline that will, when fully constructed, consist of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado, where it will ultimately connect with the Rockies Express Pipeline, an interstate natural gas pipeline that is currently being developed by Rockies Express Pipeline LLC. The acquired operations are included as part of the Natural Gas Pipelines business segment.

In the first quarter of 2006, EnCana Corporation completed construction of the pipeline segment that extends from the Meeker Hub to the Wamsutter Hub, and interim service began on that portion of the pipeline. Under the terms of the purchase and sale agreement, Rockies Express Pipeline LLC will construct the segment that extends from the Wamsutter Hub to the Cheyenne Hub. Construction on this pipeline segment began in the second quarter of 2006, and it is anticipated that both pipeline segments will be placed into service by January 1, 2007.

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

KMI Form 10-Q

capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for virtually all of the pipeline capacity.

On June 30, 2006, ConocoPhillips exercised its option to acquire a 25% ownership interest in West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC). On that date, a 24% ownership interest was transferred to ConocoPhillips, and an additional 1% interest will be transferred once construction of the entire project is completed. Through its subsidiary, Kinder Morgan W2E Pipeline LLC, Kinder Morgan Energy Partners will continue to operate the project but its ownership interest decreased to 51% of the equity in the project (down from 66 2/3%). Sempra’s ownership interest in West2East Pipeline LLC decreased to 25% (down from 33 1/3%). When construction of the entire project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect Kinder Morgan Energy Partners’ 50% economics in the project. We do not anticipate any additional changes in the ownership structure of the Rockies Express Pipeline project.

West2East Pipeline LLC qualifies as a variable interest entity as defined by FASB Interpretation No. 46 (Revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51, due to the fact that the total equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. As Kinder Morgan Energy Partners will receive 50% of the economics of the project on an ongoing basis, they are no longer considered the primary beneficiary of this entity as defined by FIN 46R and thus, effective June 30, 2006, West2East Pipeline LLC was deconsolidated and will subsequently be accounted for under the equity method of accounting.

Under the equity method, the costs of the investment in West2East Pipeline LLC will be recorded within the “Investments: Other” caption on our consolidated balance sheet and as changes in the net assets of West2East Pipeline LLC occur (for example, earnings and dividends), we will recognize our proportional share of that change in the “Investments: Other” account. We will also record our proportional share of any accumulated other comprehensive income or loss within the “Accumulated Other Comprehensive Loss” caption on our consolidated balance sheet.

Summary financial information as of September 30, 2006, for West2East Pipeline LLC, which is accounted for under the equity method, is as follows (in millions of dollars; amounts represent 100% of investee information):

Balance Sheet	September 30, 2006
Current Assets	$0.9
Non-current Assets	$594.9
Current Liabilities	$14.1
Non-Current Liabilities	$588.3
Accumulated Other Comprehensive Income	$(6.5)

In addition, Kinder Morgan Energy Partners has guaranteed its proportional share of West2East Pipeline LLC’s debt borrowings under a $2 billion credit facility entered into by Rockies Express Pipeline LLC.

April 2006 Oil and Gas Properties

On April 7, 2006, Kinder Morgan Production Company L.P., a subsidiary of Kinder Morgan Energy Partners, purchased various oil and gas properties from Journey Acquisition – I, L.P. and Journey 2000, L.P. for an aggregate consideration of approximately $63.7 million, consisting of $60.2 million in cash and $3.5 million in assumed liabilities. The acquisition was effective March 1, 2006. However, Kinder Morgan Energy Partners divested certain acquired properties that are not considered candidates for carbon dioxide enhanced oil recovery, thus reducing the total investment. As of September 30, 2006, Kinder Morgan Energy Partners received proceeds of approximately $27.0 million from the sale of these properties.

The properties are primarily located in the Permian Basin area of West Texas and New Mexico, produce approximately 425 barrels of oil equivalent per day, and include some fields with potential for enhanced oil recovery development near our current carbon dioxide operations. The acquired operations are included as part of the CO2 business segment. Following this acquisition, and continuing through the remainder of 2006, Kinder Morgan Energy Partners will perform technical evaluations to confirm the carbon dioxide enhanced oil recovery potential and generate definitive plans to develop this potential, if proven to be economic.

KMI Form 10-Q

As of September 30, 2006, the allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$60.2
Liabilities Assumed	3.5
Total Purchase Price	$63.7

Allocation of Purchase Price:
Current Assets	$0.2
Property, Plant and Equipment	63.5
$63.7

April 2006 Terminal Assets

In April 2006, Kinder Morgan Energy Partners acquired terminal assets and operations from A&L Trucking, L.P. and U.S. Development Group in three separate transactions for an aggregate consideration of approximately $61.9 million, consisting of $61.6 million in cash and $0.3 million in assumed liabilities.

The first transaction included the acquisition of equipment and infrastructure on the Houston Ship Channel that loads and stores steel products. The acquired assets complement Kinder Morgan Energy Partners’ nearby bulk terminal facility purchased from General Stevedores, L.P. in July 2005. The second acquisition included the purchase of a rail terminal at the Port of Houston that handles both bulk and liquids products. The rail terminal complements Kinder Morgan Energy Partners’ existing Texas petroleum coke terminal operations and maximizes the value of its existing deepwater terminal by providing customers with both rail and vessel transportation options for bulk products. Thirdly, Kinder Morgan Energy Partners acquired the entire membership interest of Lomita Rail Terminal LLC, a limited liability company that owns a high-volume rail ethanol terminal in Carson, California. The terminal serves approximately 80% of the southern California demand for reformulated fuel blend ethanol with expandable offloading/distribution capacity, and the acquisition expanded Kinder Morgan Energy Partners’ existing rail transloading operations. All of the acquired assets are included in the Terminals business segment.

As of September 30, 2006, the allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$61.6
Liabilities Assumed	0.3
Total Purchase Price	$61.9

Allocation of Purchase Price:
Current Assets	$0.5
Property, Plant and Equipment	43.6
Goodwill	17.8
$61.9

The $17.8 million of goodwill was assigned to the Terminals business segment and the entire amount is expected to be deductible for tax purposes.

Terasen

On November 30, 2005, we completed the acquisition of Terasen and, accordingly, Terasen’s results of operations are included in our consolidated results of operations beginning on that date. Terasen is an energy transportation and utility services provider headquartered in Burnaby, British Columbia, Canada. Terasen’s two core businesses are its natural gas distribution business and its petroleum pipeline business. Terasen Gas is the largest distributor of natural gas in British Columbia, serving approximately 892,000 customers at December 31, 2005. Terasen Pipelines, which we have renamed Kinder Morgan Canada, owns Trans Mountain Pipe Line, which extends from Edmonton to Vancouver and Washington State, and Corridor Pipeline, which extends from the Athabasca oilsands to Edmonton. Kinder Morgan Canada also operates and owns a one-third interest in the Express System, which extends from Alberta to the U.S. Rocky Mountain region and Midwest.

The acquisition was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed are recorded at their respective estimated fair market values as of the acquisition date. The calculation of the total purchase price and the

KMI Form 10-Q

allocation of that purchase price to the assets acquired and liabilities assumed based on their estimated fair market values is shown following. Further information regarding this acquisition is available in our 2005 Form 10-K.

The Total Purchase Price Consisted of the Following:	(In millions)
Total Market Value of Kinder Morgan, Inc. Common Shares Issued	$1,146.8
Cash Paid – U.S. Dollar Equivalent	2,134.3
Transaction Fees	15.7
Total Purchase Price	$3,296.8

The Allocation of the Purchase Price is as Follows:	(In millions)
Current Assets	$812.7
Goodwill	1,973.3
Investments	504.8
Property, Plant and Equipment	3,592.7
Deferred Charges and Other Assets	602.4
Current Liabilities	(1,520.2)
Deferred Income Taxes	(647.7)
Other Deferred Credits	(264.5)
Long-term Debt	(1,756.7)
$3,296.8

During the first nine months of 2006, we increased the goodwill by $82.8 million, primarily related to decreases in the estimated fair value of regulated assets.

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2006 and 2005, assumes that all of the acquisitions we have made and joint ventures we have entered into between January 1, 2005 and September 30, 2006, including the ones listed above, had occurred as of the beginning of the period presented. We have prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of the beginning of the period presented or the results that will be attained in the future.

	Nine Months Ended September 30,
	2006	2005
	(In millions, except per share amounts)
Operating Revenues	$8,910.8	$1,705.2
Income from Continuing Operations	$487.3	$426.9
Net Income	$495.3	$440.6
Diluted Earnings Per Common Share	$3.67	$3.23
Common Shares Used in Computing Diluted Earnings Per Share	135.0	136.2

6.

Investments and Sales

In August 2006, Kinder Morgan Energy Partners issued 5.75 million common units in a public offering at a price of $44.80 per common unit, receiving total net proceeds (after underwriting discount) of $248.0 million. This transaction reduced our percentage ownership of Kinder Morgan Energy Partners (at the time of the transaction) from approximately 15.0% to approximately 14.7% and had the associated effects of increasing our investment in the net assets of Kinder Morgan Energy Partners by $16.9 million and reducing our (i) equity method goodwill in Kinder Morgan Energy Partners by $18.8 million, (ii) associated accumulated deferred income taxes by $0.8 million and (iii) paid-in capital by $1.1 million. In addition, in August 2006, in order to maintain our 1% general partner interest in Kinder Morgan Energy Partners’ operating partnerships, we made a contribution of approximately $2.5 million.

Effective April 1, 2006, Kinder Morgan Energy Partners sold its Douglas natural gas gathering system and its Painter Unit fractionation facility to Momentum Energy Group, LLC for approximately $42.5 million in cash. Kinder Morgan Energy Partners’ investment in net assets, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and Kinder Morgan Energy Partners recognized approximately $18.0 million of

KMI Form 10-Q

gain on the sale of these net assets. Kinder Morgan Energy Partners used the proceeds from these asset sales to reduce the outstanding balance on its commercial paper borrowings.

The Douglas gathering system is comprised of approximately 1,500 miles of 4-inch to 16-inch diameter pipe that gathers approximately 26 million cubic feet per day of natural gas from 650 active receipt points. Gathered volumes are processed at Kinder Morgan Energy Partners’ Douglas plant (which Kinder Morgan Energy Partners retained), located in Douglas, Wyoming. As part of the transaction, Kinder Morgan Energy Partners executed a long-term processing agreement with Momentum Energy Group, LLC, which dedicates volumes from the Douglas gathering system to Kinder Morgan Energy Partners’ Douglas processing plant. The Painter Unit, located near Evanston, Wyoming, consists of a natural gas processing plant and fractionator, a nitrogen rejection unit, a natural gas liquids terminal, and interconnecting pipelines with truck and rail loading facilities. Prior to the sale, Kinder Morgan Energy Partners leased the plant to BP, which operates the fractionator and the associated Millis terminal and storage facilities for its own account.

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

Accordingly, upon the sale of Kinder Morgan Energy Partners’ Douglas gathering system, Kinder Morgan Energy Partners reclassified a net loss of $2.9 million on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions from “Accumulated Other Comprehensive Loss” into net income. We included the net amount of the gain, $15.1 million, within the caption “Operating Costs and Expenses: Other Expenses (Income)” in our accompanying consolidated statements of income for the nine months ended September 30, 2006.

During the first quarter of 2006, we sold power generation equipment for $7.5 million (net of marketing fees). This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. We recognized a pre-tax gain of $1.5 million associated with this sale. The book value of the remaining surplus power generation equipment available for sale at September 30, 2006 was $17.6 million.

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

KMI Form 10-Q

7.

Summarized Income Statement Information for Kinder Morgan Energy Partners

Following is summarized income statement information for the three months and nine months ended September 30, 2005 for Kinder Morgan Energy Partners. As discussed in Note 1(C), due to our adoption of EITF No. 04-5 on January 1, 2006, beginning with the first quarter of 2006 the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated results and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. This investment, which prior to January 1, 2006 was accounted for under the equity method, is described in more detail in our 2005 Form 10-K. Additional information on Kinder Morgan Energy Partners’ results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and in its Annual Report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In millions)
Operating Revenues	$2,631.3	$6,729.5
Operating Expenses	2,332.7	5,886.8
Operating Income	$298.6	$842.7

Net Income	$245.4	$690.8

8.

Discontinued Operations

In August 2006, we entered into a definitive agreement with a subsidiary of General Electric Company to sell our U.S.-based retail natural gas distribution and related operations for $710 million plus working capital. Pending regulatory approvals, we expect this transaction to close by the end of the first quarter of 2007. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented. The assets and liabilities of these operations are included in our Consolidated Balance Sheet at September 30, 2006 in the captions “Current Assets: Assets Held for Sale”, “Assets Held for Sale, Non-current”, “Current Liabilities: Liabilities Held for Sale” and “Liabilities Held for Sale, Non-current.” No such reclassification of the assets and liabilities of the U.S.-based retail natural gas distribution business has been made to the Consolidated Balance Sheet at December 31, 2005. Summarized financial results and financial position information of these operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Operating Revenues	$52.2	$46.4	$254.2	$226.2
Operating Expenses	(52.9)	(50.0)	(237.2)	(196.8)
Other Income and Expenses, Net	(2.2)	(2.7)	(5.6)	(7.8)
Earnings (Loss) Before Income Taxes	(2.9)	(6.3)	11.4	21.6
Income Taxes	4.1	2.6	(2.3)	(8.8)
Earnings (Loss) from Discontinued Operations	$1.2	$(3.7)	$9.1	$12.8

At September 30, 2006
(In millions)
Current Assets	$55.3
Property, Plant and Equipment, Net	399.1
Other Assets	12.3
Total Assets	$466.7

Current Liabilities	$59.8
Other Liabilities and Deferred Credits	45.1
Total Liabilities	$104.9

Our U.S.-based retail natural gas distribution operations obtain natural gas transportation and storage services and purchase natural gas from our Natural Gas Pipelines – KMP business segment and we expect these transactions to continue to a similar extent following the close of the disposal transaction. The intercompany revenues of our ongoing operations for products and services sold to our discontinued operations that have been eliminated in our Consolidated Statements of Operations were $4.0 million and $16.3 million for the three months and nine months ended September 30, 2006, respectively. Revenues (and

KMI Form 10-Q

expenses) for these products and services were not eliminated in 2005 due to the fact that we did not include Kinder Morgan Energy Partners in our consolidated operating results until the implementation of EITF 04-5, effective January 1, 2006 (see Note 1(C)). In addition, following the close of the disposal transaction, we expect to receive fees from GE to provide certain administrative functions for a limited period of time and for the lease of office space. We will not have any significant continuing involvement in or retain any ownership interest in these operations and, therefore, the continuing cash flows discussed above are not considered direct cash flows of the disposal group.

In conjunction with the acquisition of Terasen on November 30, 2005 (see Note 5), we adopted and implemented plans to discontinue Terasen Water and Utility Services and its affiliates, which offers water, wastewater and utility services, primarily in Western Canada. During the second quarter of 2006, Terasen completed the sale of Terasen Water and Utility Services to a group led by CAI Capital Management Co. and including the existing management team of Terasen Water and Utility Services for approximately $118 million (C$133 million). The sale does not include CustomerWorks LP, a 30% joint venture with Enbridge Inc. No gain or loss was recognized from the sale of the water and utility segment. Incremental losses of $0.7 million (net of tax benefits of $0.4 million) were recorded in the six months ended June 30, 2006 reflecting the operating results of the water and utility business segment during 2006 until its sale.

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. For the three months ended September 30, 2006, incremental losses of approximately $0.2 million (net of tax benefits of $0.1 million) were recorded to update previously recorded liabilities. For the nine months ended September 30, 2006 and 2005, incremental losses of approximately $0.4 million (net of tax benefits of $0.2 million) and approximately $1.4 million (net of tax benefits of $0.8 million), respectively, were recorded to increase previously recorded liabilities to reflect updated estimates.

The cash flows attributable to discontinued operations are included in the accompanying interim Consolidated Statements of Cash Flows under the captions “Net Cash Flows Provided by Discontinued Operations” and “Net Cash Flows Provided by (Used in) Discontinued Investing Activities.” Note 7 of Notes to Consolidated Financial Statements included in our 2005 Form 10-K contains additional information on these matters.

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

Credit Facilities

We and our consolidated subsidiaries had the following unsecured credit facilities outstanding at September 30, 2006.

Credit Facilities

Kinder Morgan, Inc.
$800 million, five-year revolver, due August 2010
Kinder Morgan Energy Partners
$1.85 billion, five-year revolver, due August 2010
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

These facilities can be used by the respective borrowers for each entity’s general corporate purposes, including as backup for each entity’s commercial paper or bankers’ acceptance programs and include financial covenants and events of default that are common in such arrangements. The margin paid with respect to borrowings and the facility fees paid on the total

KMI Form 10-Q

commitment varies based on the senior debt investment rating of the respective borrowers. Note 12 of Notes to Consolidated Financial Statements included in our 2005 Form 10-K and Note 9 of Notes to Consolidated Financial Statements in Kinder Morgan Energy Partners’ 2005 Form 10-K contain additional information on our credit facilities.

The following tables represent borrowings against our credit facilities, which include commercial paper and bankers’ acceptances supported by those facilities. Our commercial paper and bankers’ acceptances are comprised of unsecured short-term notes with maturities not to exceed 364 days from the date of issue.

	September 30, 2006
	Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Kinder Morgan, Inc.
$800 million	$112.0	5.95%
Kinder Morgan Energy Partners
$1.85 billion	$887.6	5.42%
Terasen
C$450 million	$157.5	4.99%
Terasen Gas Inc.
C$500 million	$185.2	4.28%
Terasen Pipelines (Corridor) Inc.
C$225 million	$126.2	4.22%

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Kinder Morgan, Inc.
$800 million	$127.7	5.72%	$45.7	5.72%
Kinder Morgan Energy Partners
$1.85 billion	$1,002.4	5.45%	$996.7	5.07%
Terasen
C$450 million	$109.0	4.99%	$87.6	4.65%
Terasen Gas Inc.
C$500 million	$190.5	4.46%	$170.6	3.90%
Terasen Pipelines (Corridor) Inc.
C$225 million	$125.2	3.04%	$124.0	3.44%

Effective August 28, 2006, Kinder Morgan Energy Partners terminated its $250 million unsecured nine-month bank credit facility due November 21, 2006, and increased its existing five-year bank credit facility from $1.60 billion to $1.85 billion. The five-year unsecured bank credit facility remains due August 18, 2010; however, the bank facility can now be amended to allow for borrowings up to $2.1 billion. There were no borrowings under Kinder Morgan Energy Partners’ five-year credit facility as of September 30, 2006.

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

KMI Form 10-Q

the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings will not reduce the borrowings allowed under our credit facilities described above.

Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC) was deconsolidated and will subsequently be accounted for under the equity method of accounting (See Note 5). All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of September 30, 2006, Rockies Express Pipeline LLC had $583.5 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility. Accordingly, as of September 30, 2006, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $297.6 million.

On February 22, 2006, Kinder Morgan Energy Partners entered into a nine-month $250 million credit facility due November 21, 2006 with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent. Borrowings under the credit facility can be used for general corporate purposes and as backup for Kinder Morgan Energy Partners’ commercial paper program and include financial covenants and events of default that are common in such arrangements. This agreement was terminated effective August 26, 2006 when Kinder Morgan Energy Partners increased its existing 5-year bank credit facility from $1.6 billion to $1.85 billion.

On January 31, 2006, Terasen Pipelines (Corridor) Inc.’s $225 million senior unsecured revolving credit facility and the associated C$20 million non-revolving demand facility were extended under the same terms for an additional 364 days as permitted under the terms of the facilities.

On January 13, 2006, TGVI entered into a five-year C$350 million unsecured committed revolving credit facility with a syndicate of banks. TGVI issued banker’s acceptances under this facility to completely refinance TGVI’s former term facility and intercompany advances from Terasen. The banker’s acceptances have terms not to exceed 180 days at the end of which time they are replaced by new banker’s acceptances. The facility can also be utilized to finance working capital requirements and for general corporate purposes. The terms and conditions are similar to those of the previous facility and common for such term credit facilities. Concurrently with executing this facility, TGVI entered into a C$20 million seven-year unsecured committed non-revolving credit facility with one bank. This facility will be utilized for purposes of refinancing any annual prepayments that TGVI may be required to make on non-interest bearing government contributions. The terms and conditions are primarily the same as the aforementioned TGVI facility except this facility ranks junior to repayment of TGVI’s Class B subordinated debt, which is held by its parent company, Terasen. At September 30, 2006, TGVI had outstanding bankers’ acceptances under the C$350 million credit facility with an average term of less than three months. While the bankers’ acceptances are short term, the underlying credit facility on which the bankers’ acceptances are committed is open through January 2011. Accordingly, under the C$350 million credit facility, borrowings outstanding at September 30, 2006 of $237.3 million have been classified as long-term debt and an estimated $16.8 million as current maturities in our accompanying interim Consolidated Balance Sheet. Borrowings outstanding under the C$20 million credit facility at September 30, 2006 were $3.4 million.

Long-term Debt

On September 25, 2006, Terasen Gas Inc. issued C$120 million 5.55% Medium Term Note debentures, due September 25, 2036. Of the $106.9 million (C$119.4 million) net proceeds from this issuance after underwriting discounts and commissions,  $89.5 million (C$100 million) will be used to repay short-term commercial paper debt that was primarily incurred to pay Terasen Gas Inc.’s C$100 million 6.15% medium term note debentures that matured in July 31, 2006. The remaining proceeds will be used to repay Terasen Gas Inc.’s C$20 million 9.75% notes, which will mature on December 17, 2006.

In July 2006, we received notification of election from the holders of our 7.35% Series debentures due 2026 electing the option, as provided in the indenture governing the debentures, to require us to redeem the securities on August 1, 2006. The full $125 million of principal was elected to be redeemed and was paid, along with accrued interest of approximately $4.6 million, on August 1, 2006, utilizing incremental borrowing under our $800 million credit facility.

On July 31, 2006, Terasen Gas Inc.’s C$100 million 6.15% Medium Term Note debentures matured, and the note holders were paid utilizing a combination of cash on hand and incremental short-term borrowing.

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

KMI Form 10-Q

Common Stock

On August 14, 2006, we paid a cash dividend on our common stock of $0.875 per share to shareholders of record as of July 31, 2006. On October 18, 2006, our Board of Directors approved a cash dividend of $0.875 per common share payable on November 14, 2006 to shareholders of record as of October 31, 2006.

On August 28, 2006, we entered into a definitive merger agreement under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, will acquire all of our outstanding common stock for $107.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and will recommend that our stockholders approve the merger. The transaction is expected to be completed by early 2007, subject to receipt of stockholder and regulatory approvals, as well as the satisfaction of other customary closing conditions.

Kinder Morgan Energy Partners’ Common Units

On August 14, 2006, Kinder Morgan Energy Partners paid a quarterly distribution of $0.81 per common unit for the quarterly period ended June 30, 2006, of which $115.6 million was paid to the public holders of Kinder Morgan Energy Partners’ common units. The distributions were declared on July 19, 2006, payable to unitholders of record as of July 31, 2006. On October 18, 2006, Kinder Morgan Energy Partners declared a quarterly cash distribution of $0.81 per common unit for the quarterly period ended September 30, 2006. The distribution will be paid on November 14, 2006, to unitholders of record as of October 31, 2006. See Note 1(H) for additional information regarding our minority interests.

In an August 2006 public offering, Kinder Morgan Energy Partners issued 5,750,000 common units at a price of $44.80, less commissions and underwriting expenses. After all fees, net proceeds were $248.0 million for the issuance of these common units. The proceeds from this equity issuance were used to reduce the borrowings under Kinder Morgan Energy Partners’ commercial paper program.

10.

Common Stock Repurchase Plan

The following table summarizes our common stock repurchases during the third quarter of 2006.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2006	-	$-	-	$18,203,665
August 1 to August 31, 2006	-	$-	-	$18,203,665
September 1 to September 30, 2006	-	$-	-	$18,203,665

Total	-	$-	-	$18,203,665

1

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million, $800 million and $925 million in February 2002, July 2002, November 2003, April 2004, November 2004, April 2005 and November 2005, respectively.

As of September 30, 2006, we had repurchased a total of approximately $906.8 million (14,934,300 shares) of our outstanding common stock under the program. No shares of our common stock were repurchased in the three months ended September 30, 2006. In the nine months ended September 30, 2006, we repurchased $31.5 million (339,800 shares) of our common stock. We repurchased $9.4 million (101,600 shares) and $193.1 million (2,519,900 shares) of our common stock in the three months and nine months ended September 30, 2005, respectively.

11.

Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) Terasen Gas, the regulated sale and transportation of natural gas to residential,

KMI Form 10-Q

commercial and industrial customers in British Columbia, Canada; (3) Kinder Morgan Canada (formerly Terasen Pipelines), principally consisting of the ownership and operation of three refined products and crude oil pipelines, (a) Trans Mountain Pipeline, (b) Corridor Pipeline and (c) a one-third interest in the Express and Platte pipeline systems; (4) Power, the ownership and operation of natural gas-fired electric generation facilities; (5) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (6) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (7) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas plus the ownership and operation of a crude oil pipeline system in West Texas and (8) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States. In August 2006, we reached an agreement to sell our Kinder Morgan Retail segment. Accordingly, the activities and assets related to that segment are presented as discontinued items in the accompanying interim financial statements. In previous periods, we owned and operated other lines of business that we discontinued during 1999 and, in 2005, we discontinued the water and utility services businesses acquired with Terasen. See Note 8 for additional information regarding discontinued operations.

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

KMI Form 10-Q

BUSINESS SEGMENT INFORMATION

	Three Months Ended September 30, 2006					September 30, 2006
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures	Segment Assets[1]
	(In millions)
NGPL	$120.1	$289.1	$1.3	$26.3	$51.4	$5,702.7
Terasen Gas	40.1	192.8	-	22.1	31.2	4,863.9
Kinder Morgan Canada	30.0	53.9	-	8.8	48.5	2,391.9
Power	6.9	23.3	-	0.5	-	405.0
Products Pipelines – KMP	95.3	207.7	-	20.8	30.7	4,820.5
Natural Gas Pipelines – KMP	124.7	1,646.4	4.0	16.0	18.7	3,775.4
CO2 – KMP	75.8	192.3	-	50.7	75.3	1,870.8
Terminals – KMP	79.1	223.2	-	19.3	65.4	2,407.5
Segment Totals	572.0	$2,828.7	$5.3	$164.5	$321.2	26,237.7
General and Administrative Expenses	(97.4)
Other Income and (Expenses)[2]	(275.5)			Other[3]		1,050.4
Income from Continuing Operations				Consolidated		$27,288.1
Before Income Taxes[4]	$199.1

	Three Months Ended September 30, 2005
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures
	(In millions)
NGPL	$88.6	$222.8	$-	$25.3	$42.7
Power	4.6	20.1	-	0.7	-
Segment Totals	93.2	242.9	$-	$26.0	$42.7
Other Revenues[5]		3.8
Total Revenues		$246.7
Earnings from Investment in Kinder
Morgan Energy Partners	169.2
General and Administrative Expenses	(14.5)
Other Income and (Expenses)	(57.9)
Income from Continuing Operations
Before Income Taxes	$190.0

_____________

1

Segment assets include goodwill allocated to the segments.

2

Includes (i) interest expense, (ii) minority interests and (iii) other, net.

3

Includes assets of discontinued operations, cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

4

Includes $4.0 million of income tax expense that was allocated to business segments that are also business segments of Kinder Morgan Energy Partners.

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

KMI Form 10-Q

	Nine Months Ended September 30, 2006
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures
	(In millions)
NGPL	$367.0	$797.0	$2.9	$78.2	$120.7
Terasen Gas	212.7	1,057.1	-	68.3	85.2
Kinder Morgan Canada	83.0	147.7	0.9	26.8	93.3
Power	17.0	51.5	-	1.6	-
Products Pipelines – KMP	298.0	577.3	-	61.5	151.9
Natural Gas Pipelines – KMP	387.0	5,065.9	16.3	47.9	228.3
CO2 – KMP	239.3	552.8	-	132.0	208.4
Terminals – KMP	234.7	649.3	0.5	55.3	162.7
Segment Totals	1,838.7	$8,898.6	$20.6	$471.6	$1,050.5
General and Administrative Expenses	(298.5)
Other Income and (Expenses)[1]	(861.5)
Income from Continuing Operations
Before Income Taxes[2]	$678.7

	Nine Months Ended September 30, 2005
	Segment Earnings	Revenues From External Customers	Intersegment Revenues	Depreciation, Depletion And Amortization	Capital Expenditures
	(In millions)
NGPL	$302.2	$645.6	$-	$73.9	$79.5
Power	13.4	44.6	-	2.6	-
Segment Totals	315.6	690.2	$-	$76.5	$79.5
Other Revenues[3]		6.3
Total Revenues		$696.5
Earnings from Investment in Kinder
Morgan Energy Partners	480.4
General and Administrative Expenses	(44.8)
Other Income and (Expenses)	(138.9)
Income from Continuing Operations
Before Income Taxes	$612.3

_____________

1

Includes (i) interest expense, (ii) minority interests, (iii) a reduction in pre-tax income of $22.3 million ($14.1 million after tax) resulting from non-cash charges to mark to market certain interest rate swaps and (iv) other, net.

2

Includes $11.8 million of income tax expense that was allocated to business segments that are also business segments of Kinder Morgan Energy Partners.

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

KMI Form 10-Q

Revenues from External Customers

	Three Months Ended September 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$289.1	$-	$-	$289.1
Terasen Gas	-	192.8	-	192.8
Kinder Morgan Canada	2.8	51.1	-	53.9
Power	23.3	-	-	23.3
Products Pipelines - KMP	205.3	2.4	-	207.7
Natural Gas Pipelines - KMP	1,642.9	-	3.5	1,646.4
CO2 - KMP	192.3	-	-	192.3
Terminals - KMP	221.9	-	1.3	223.2
	$2,577.6	$246.3	$4.8	$2,828.7

	Nine Months Ended September 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$797.0	$-	$-	$797.0
Terasen Gas	-	1,057.1	-	1,057.1
Kinder Morgan Canada	8.0	139.7	-	147.7
Power	51.5	-	-	51.5
Products Pipelines - KMP	568.5	8.8	-	577.3
Natural Gas Pipelines - KMP	5,055.4	-	10.5	5,065.9
CO2 - KMP	552.8	-	-	552.8
Terminals - KMP	645.3	-	4.0	649.3
	$7,678.5	$1,205.6	$14.5	$8,898.6

Long-lived Assets2

	At September 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$5,516.3	$-	$-	$5,516.3
Terasen Gas	-	2,961.6	-	2,961.6
Kinder Morgan Canada	335.3	1,345.9	-	1,681.2
Power	345.0	-	-	345.0
Products Pipelines - KMP	3,691.5	47.5	-	3,739.0
Natural Gas Pipelines - KMP	2,689.8	-	84.7	2,774.5
CO2 - KMP	1,635.5	-	-	1,635.5
Terminals - KMP	1,687.7	9.0	8.4	1,705.1
Discontinued Operations	386.9	-	24.5	411.4
Other	294.5	167.6	-	462.1
	$16,582.5	$4,531.6	$117.6	$21,231.7

________________

1

Terminals – KMP includes revenues of $1.3 million and $4.0 million for the three months and nine months ended September 30, 2006, respectively, and long-lived assets of $8.4 million at September 30, 2006 attributable to operations in the Netherlands.

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

KMI Form 10-Q

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Apart from our derivatives for retail distribution gas supply contracts under Terasen Gas, during the three and nine months ended September 30, 2006 and 2005, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges in accordance with SFAS No. 133. We recognized a pre-tax gain of approximately $3.2 million (net of minority interest gain of $0.1 million) and a pre-tax loss of $24.6 million in the three months ended September 30, 2006 and 2005, respectively, and a pre-tax gain of approximately $4.9 million (net of minority interest loss of $0.2 million) and a pre-tax loss of $26.4 million in the nine month periods ending September 30, 2006 and 2005, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Oil and Product Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. During the three and nine months ended September 30, 2006 we reclassified $4.2 million (net of minority interest of $16.6 million) and $21.3 million (net of minority interest of $49.8 million) respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during the periods. During the three and nine months ended September 30, 2005 we reclassified $26.4 million and $28.5 million, respectively, of accumulated other comprehensive loss into earnings as a result of hedged forecasted transactions occurring during the period. During the three months ended September 30, 2006, we reclassified $2.9 million of net losses into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. We expect to reclassify approximately $19.2 million (net of minority interest of $61.4 million) of accumulated other comprehensive loss as of September 30, 2006 to earnings during the next twelve months. In conjunction with these activities, we are required to place funds in margin accounts (included with “Restricted Deposits” in the accompanying interim Consolidated Balance Sheet) or post letters of credit when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives. At September 30, 2006, our margin requirements associated with our commodity contract positions and over-the-counter swap partners totaled $3.2 million and is reported within the caption “Current Liabilities: Other.” As of December 31, 2005, we had no cash margin deposits associated with our commodity contract positions and over-the-counter swap partners. As of September 30, 2006 and December 31, 2005, we had six outstanding letters of credit totaling $382 million and three outstanding letters of credit totaling approximately $44 million, respectively, in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. In June 2006, Kinder Morgan Energy Partners’ CO2 business segment hedged an incremental 23 million barrels of crude oil production at its SACROC and Yates oil field units for the years 2007 through 2011 by entering into a new hedge facility with J. Aron & Company/Goldman Sachs that does not require the posting of margin.

As to our retail gas distribution under Terasen Gas, any differences between the effective cost of natural gas purchased and price of natural gas included in rates are recorded in deferral accounts, and, subject to regulatory approval, are passed through in future rates to customers. As a result, any gains or losses resulting from these derivative instruments are included in the accompanying interim Consolidated Balance Sheet in the caption “Current Assets: Rate Stabilization.”

Derivative instruments entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts are included in the accompanying interim Consolidated Balances Sheets within the captions “Current Assets: Other”, “Deferred Charges and Other Assets”, “Current Liabilities: Other”, and “Other Liabilities and Deferred Credits: Other”. The following table summarizes the fair values of our commodity derivative contracts as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In millions)
Derivatives Asset (Liability)
Current Assets: Other	$182.1	$151.2
Deferred Charges and Other Assets	22.3	1.3
Current Liabilities: Other	797.4	78.9
Other Liabilities and Deferred Credits: Other	603.5	0.8

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

KMI Form 10-Q

Interest Rate Risk Management

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements. These hedging relationships are accounted for under SFAS No. 133 using the “short-cut” method prescribed for qualifying fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $109.5 million and $54.8 million at September 30, 2006 is included in the accompanying interim Consolidated Balance Sheet within the captions “Deferred Charges and Other Assets” and “Other Liabilities and Deferred Credits: Other,” respectively. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

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

On February 24, 2006, Terasen terminated their fixed-to-floating interest rate swap agreements associated with their 6.30% and 5.56% Medium Term Notes due 2008 and 2014, respectively, with a notional value of C$195 million, and received proceeds of $1.9 million (C$2.2 million). The cumulative loss recognized of $2.0 million (C$2.3 million) upon early termination of these fair value hedges is recorded under the caption “Value of Interest Rate Swaps” in the accompanying Consolidated Balance Sheet at September 30, 2006 and will be amortized to earnings over the original period of the swap transactions. Additionally, Terasen entered into two new interest rate swap agreements with a notional value of C$195 million. These new swaps have also been designated as fair value hedges and qualify for the “shortcut” method of accounting prescribed for qualifying hedges under SFAS No. 133.

As of September 30, 2006 we had outstanding the following interest rate swap agreements that qualify for fair value hedge accounting under SFAS No. 133:

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

KMI Form 10-Q

•

$100 million principal amount of its 5.80% senior notes due March 15, 2035.

As of September 30, 2006, we had outstanding the following interest rate swap agreements that are not designated as fair value hedges; however the interest costs or changes in fair values of the underlying swaps is ultimately recoverable or payable to customers or shippers. As a result, gains or losses resulting from these derivative instruments are deferred in the accompanying interim Consolidated Balance Sheet in the captions “Deferred Charges and Other Assets” or “Other Liabilities and Deferred Credits: Other,” respectively. The fair value of these derivatives of $1.7 million at September 30, 2006 is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

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

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the three and nine months ended September 30, 2006. The effective portion of the changes in fair value of these swap transactions are reported as a cumulative translation adjustment in the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheet. The fair value of the swaps as of September 30, 2006 is a liability of $175.6 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

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

KMI Form 10-Q

13.

Employee Benefits

Kinder Morgan, Inc.

(A)    Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Service Cost	$2,829	$2,493	$8,487	$7,480
Interest Cost	3,141	2,993	9,424	8,980
Expected Return on Assets	(5,329)	(5,101)	(15,988)	(15,303)
Amortization of:
Transition Asset	-	(8)	-	(24)
Prior Service Cost	43	44	131	133
Loss	381	179	1,141	534
Net Periodic Pension Cost	$1,065	$600	$3,195	$1,800

We previously disclosed in our 2005 Form 10-K that we expected to make no contributions to our retirement plans during 2006. As of September 30, 2006, no contributions have been made and we do not expect to make any additional contributions to the plans during 2006.

(B)    Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Service Cost	$96	$110	$290	$330
Interest Cost	1,232	1,302	3,694	3,905
Expected Return on Assets	(1,401)	(1,428)	(4,200)	(4,285)
Amortization of:
Prior Service Cost	(393)	(415)	(1,179)	(1,246)
Loss	1,149	1,206	3,443	3,621
Net Periodic Postretirement Benefit Cost	$683	$775	$2,048	$2,325

We previously disclosed in our 2005 Form 10-K that we expect to make contributions of approximately $8.7 million to our postretirement benefit plan during 2006. As of September 30, 2006, contributions of approximately $8.7 million have been made. We expect that additional contributions, if any, to our postretirement benefit plan during 2006 will not be significant.

Terasen

(A)

Retirement Plans

The components of net periodic pension cost for Terasen’s retirement plans are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands)
Service Cost	$1,975	$6,013
Interest Cost	3,648	11,104
Expected Return on Assets	(4,322)	(13,158)
Plan Amendments	93	283
Other	42	130
Net Periodic Pension Cost	1,436	4,372
Defined Contribution Cost	405	1,437
Total Pension Costs	$1,841	$5,809

KMI Form 10-Q

We previously disclosed in our 2005 Form 10-K that Terasen expects to make contributions of approximately $7.3 million to its retirement plans during 2006. As of September 30, 2006, contributions of approximately $5.5 million have been made. Terasen expects to make additional contributions of approximately $1.8 million to its retirement plans during 2006.

(B)

Other Postretirement Employee Benefits

The components of net periodic benefit cost for Terasen’s postretirement benefit plan are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands)
Service Cost	$423	$1,265
Interest Cost	904	2,698
Other	(4)	(13)
Net Periodic Postretirement Benefit Cost	$1,323	$3,950

We previously disclosed in our 2005 Form 10-K that Terasen expects to make contributions of approximately $1.4 million to its postretirement benefit plan during 2006. As of September 30, 2006, contributions of approximately $1.0 million have been made. Terasen expects to make additional contributions of approximately $0.4 million to its postretirement benefit plan during 2006.

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

Net periodic benefit costs for the SFPP postretirement benefit plan includes the following components:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands)
Service Cost	$3	$8
Interest Cost	68	202
Amortization of Prior Service Cost	(29)	(88)
Actuarial (Gain)	(114)	(340)
Net Periodic Benefit Cost	$(72)	$(218)

As of September 30, 2006, Kinder Morgan Energy Partners’ estimated overall net periodic postretirement benefit cost for the year 2006 will be an annual credit of approximately $0.3 million. This amount could change in the remaining months of 2006 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

14.

Regulatory Matters

On October 10, 2006, in Federal Energy Regulatory Commission (“FERC”) Docket No. CP 07-3, NGPL filed seeking approval to expand its Louisiana Line by 200,000 Dth/day. This $66 million project is supported by five-year agreements that fully subscribe the additional capacity.

On September 14, 2006, in FERC Docket No. CP06-455, Kinder Morgan Illinois Pipeline filed seeking a certificate from the FERC to acquire long-term lease capacity on NGPL and build facilities to supply transportation service for Peoples Gas Light and Coke Co., who has signed a 10-year agreement for all the capacity.  The $13.3 million project would have a capacity of 360,000 Dth/day and is expected to be operational by the 2007-08 winter heating season.

KMI Form 10-Q

On September 8, 2006, in FERC Docket No. CP06-449, Kinder Morgan Louisiana Pipeline filed an application with the FERC requesting approval to construct and operate the Kinder Morgan Louisiana Pipeline, an interstate natural gas pipeline. The pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including NGPL. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire approximately $500 million project is expected to be in service in the second quarter of 2009.

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

On June 2, 2006, Kinder Morgan Retail filed a general rate increase application with the Nebraska Public Service Commission seeking an additional $11.05 million of revenue per year from its Nebraska gas utility operations. A phased-in annual increase of $7.7 million went into effect subject to refund on September 1, 2006, pursuant to Nebraska law which allows interim rates, with the proposed full $11.05 million going into effect in early 2007, subject to final Commission approval, which is expected within nine months of the filing date.

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

On May 31, 2006, in FERC Docket No. CP06-354-000, Rockies Express Pipeline LLC filed an application for authorization to construct and operate certain facilities comprising its proposed “REX-West Project.” This project is the first planned segment extension of Rockies Express Pipeline LLC’s currently certificated facilities, which include (i) a 136-mile pipeline segment currently in operation from the Meeker Hub in Colorado to the Wamsutter Hub in Wyoming, and (ii) a 191-mile segment currently under construction and expected to be in service by January 1, 2007, from the Wamsutter Hub to the Cheyenne Hub located in Weld County, Colorado. This project would extend the Rockies Express Pipeline from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The project will comprise approximately 713 miles of 42-inch diameter pipeline and is proposed to transport 1,500,000 Dth/day of natural gas across portions of the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project also will include certain improvements to existing Rockies Express Pipeline facilities located west of the Cheyenne Hub.

On September 21, 2006, the FERC issued a favorable preliminary determination on all non-environmental issues of the project, approving Rockies Express’ application (i) to construct and operate the 713 miles of new natural gas transmission facilities from the Cheyenne Hub and (ii) to lease capacity on Questar Overthrust Pipeline Company, which will extend the Rockies Express system 140 miles west from the Wamsutter Hub to the Opal Hub in Wyoming. Pending completion of the FERC environmental review and the issuance of a certificate, the project is expected to begin service on January 1, 2008.  Rockies Express Pipeline LLC will file a separate application in the future for its proposed “REX-East Project,” which will extend the pipeline from eastern Missouri to the Clarington Hub in eastern Ohio.

On February 28, 2006, Kinder Morgan Retail filed a general rate increase application with the Wyoming Public Service Commission seeking an additional $7.94 million of revenue per year from its Wyoming gas utility operations. On September 20, 2006, the Wyoming Public Service Commission issued a Bench Decision approving an annual increase of $6.45 million effective October 1, 2006.

On February 17, 2006, Kinder Morgan Canada filed a complete National Energy Board (“NEB”) application for the Anchor Loop project. On November 15, 2005, Kinder Morgan Canada filed a comprehensive environmental report with the Canadian Environmental Assessment Agency regarding the project. The C$435 million project involves looping a 98-mile section of the existing Trans Mountain pipeline system between Hinton, Alberta, and Jackman, British Columbia, and the addition of three new pump stations. With construction of the Anchor Loop, the Trans Mountain system’s capacity will increase from 260,000 barrels per day (“bpd”) to 300,000 bpd by the end of 2008. The public hearing of the application was held the week of August 8, 2006. On October 26, 2006, the NEB released its favorable decision on the application.

KMI Form 10-Q

Terasen Gas Inc.’s allowed return on equity (“ROE”) is determined annually based on a formula that applies a risk premium to a forecast of long-term Government of Canada bond yields. For 2005, the application of the ROE formula set Terasen Gas Inc.’s allowed ROE at 9.03%, down from 9.15% in 2004. On June 30, 2005, Terasen Gas Inc. and TGVI applied to the BCUC to increase their deemed equity components from 33% to 38% and from 35% to 40%, respectively. The same application also requested an increase in allowed ROEs from the levels that would have resulted from the then applicable formula, which would have been 8.29% for Terasen Gas Inc. and 8.79% for TGVI in 2006. A decision from the BCUC was rendered on the application on March 2, 2006, with an effective date as of January 1, 2006. The decision resulted in increases in the deemed equity components of Terasen Gas Inc. and TGVI to 35% and 40%, respectively, and their allowed ROEs to 8.80% and 9.5%, respectively.

In January 2006, Kinder Morgan Canada entered into a memorandum of understanding with the Canadian Association of Petroleum Producers (“CAPP”) for a new Incentive Toll Settlement (the “2006-2010 ITS”). In September 2006, Kinder Morgan Canada completed the negotiation with CAPP on the final ITS agreement and on October 18, 2006, the CAPP Board of Governors approved the agreement. The agreement was filed with the NEB on October 19, 2006 and a decision is expected in December 2006. The 2006-2010 ITS determines the tolls to be charged on the Trans Mountain system over the five-year term of the agreement, to take effect as of January 1, 2006. The agreement also governs the financial arrangements for the Pump Station Expansion and Anchor Loop projects. In addition to tolling and expansion parameters, the formal agreement contains capacity allocation procedures for the Westridge Marine Terminal and enhanced service standards definitions.

We have initiated engineering, environmental, consultation and procurement activities on the proposed Corridor pipeline expansion project, as authorized and supported by shipper resolutions and the underlying firm service agreement. The proposed C$1.6 billion expansion includes building a new 42-inch diameter diluent/bitumen (“dilbit”) pipeline, a new 20-inch diameter products pipeline, tankage and upgrading existing pump stations along the existing pipeline system from the Muskeg River Mine north of Fort McMurray to the Edmonton region. The Corridor pipeline expansion would add an initial 180,000 bpd of dilbit capacity to accommodate the new bitumen production from the Muskeg River Mine. An expansion of the Corridor pipeline system has been completed in 2006 increasing the dilbit capacity to 278,000 bpd by upgrading existing pump station facilities. By 2009, the dilbit capacity of the Corridor system is expected to be approximately 460,000 bpd. An application for the Corridor pipeline expansion project was filed with the Alberta Energy Utilities Board and Alberta Environment on December 22, 2005, and approval was received in August 2006. Construction of the Corridor pipeline expansion is expected to begin in November 2006 as the shippers have received definitive approval of their Muskeg River Mine expansion. Please refer to our 2005 Form 10-K for additional information regarding Kinder Morgan Canada.

On December 22, 2005, the FERC issued a Notice of Proposed Rulemaking to amend its regulations by establishing two new methods for obtaining market-based rates for underground natural gas storage services. First, the FERC proposed to modify its market power analysis to better reflect competitive alternatives to storage. Doing so would allow a storage applicant to include other storage services as well as non-storage products such as pipeline capacity, local production, or liquefied natural gas supply in its calculation of market concentration and its analysis of market share. Second, the FERC proposed to modify its regulations to permit the FERC to allow market-based rates for new storage facilities even if the storage provider is unable to show that it lacks market power, provided the FERC finds that the market-based rates are in the public interest and necessary to encourage the construction of needed storage capacity and that customers are adequately protected from the abuse of market power. On June 19, 2006, the FERC issued Order 678 allowing for broader market-based pricing of storage services. The rule expands the alternatives that can be considered in evaluating competition, provides that market-based pricing may be available even when market power is present (if market-based pricing is needed to stimulate development) and treats expansions of existing facilities similar to new facilities. The order became effective July 27, 2006. Several parties have filed for rehearing of this order.

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

On November 22, 2004, the FERC issued a Notice of Inquiry seeking comments on its policy of selective discounting. Specifically, the FERC asked parties to submit comments and respond to inquiries regarding the FERC’s practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons – when the discount is given to meet competition from another gas pipeline. Comments were filed by numerous entities. By an order issued May 31, 2005, the FERC reaffirmed its existing policy on selective discounting by interstate pipelines without change. Several entities filed for rehearing; however, by an order issued on November 17, 2005, the FERC denied all requests for rehearing. On January 9, 2006, a petition for judicial review of the FERC’s May 31, 2005

KMI Form 10-Q

and November 17, 2005 orders was filed by the Northern Municipal Distributor Group/Midwest Region Gas Task Force Association.

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

On June 30, 2005, the FERC issued an order providing guidance to the industry on accounting for costs associated with pipeline integrity management requirements. The order is effective prospectively from January 1, 2006. Under the order, the costs to be expensed as incurred include those to: prepare a plan to implement the program; identify high consequence areas; develop and maintain a record keeping system; and inspect affected pipeline segments. The costs of modifying the pipeline to permit in-line inspections, such as installing pig launchers and receivers, are to be capitalized, as are certain costs associated with developing or enhancing computer software or adding or replacing other items of plant. The Interstate Natural Gas Association of America, referred to in this report as INGAA, sought rehearing of the FERC’s June 30 order. On September 19, 2005, the FERC denied INGAA’s request for rehearing. On December 15, 2005, INGAA filed with the United States Court of Appeals for the District of Columbia Circuit, in Docket No. 05-1426, a petition for review asking the Court whether the FERC lawfully ordered that interstate pipelines must treat certain costs incurred in complying with the Pipeline Safety Improvement Act of 2002, along with related pipeline testing costs, as expenses rather than capital items for purposes of complying with the FERC’s regulatory accounting regulations. On May 10, 2006, the Court issued an order establishing a briefing schedule. Under the schedule, INGAA filed its initial brief on June 23, 2006. Both the FERC’s and INGAA’s reply briefs have been filed.

Due to the implementation of this FERC order on January 1, 2006, which caused the Kinder Morgan FERC-regulated natural gas pipelines to expense certain pipeline integrity management program costs that would have been capitalized, NGPL and Kinder Morgan Energy Partners’ Kinder Morgan Interstate Gas Transmission LLC expect increases of approximately $11.8 million and $0.9 million, respectively, in operating expenses in 2006 compared to 2005.  Also, beginning in the third quarter of 2006, Kinder Morgan Energy Partners’ Texas intrastate natural gas pipeline group and the operations included in Kinder Morgan Energy Partners’ Products Pipelines and CO2 business segments began recognizing certain costs incurred as part of their pipeline integrity management program as operating expense in the period incurred, and in addition, recorded an expense for costs previously capitalized during the first six months of 2006. For the year 2006 compared to 2005, we expect this change to result in operating expense increases of approximately $1.8 million for the Texas intrastate gas group, $26.8 million for the Products Pipelines business segment, and $1.4 million for the CO2 business segment. Combined, this change did not have any material effect on prior periods and is not expected to have a material impact on our financial position, results of operations, or cash flows for the 2006 annual period. In addition, due to the fact that these amounts will not be capitalized but instead charged to expense, we expect Kinder Morgan Energy Partners’ sustaining capital expenditures to be reduced by similar amounts.

15.

Litigation, Environmental and Other Contingencies

Federal Energy Regulatory Commission Proceedings

SFPP, L.P.

SFPP, L.P., referred to in this report as SFPP, is the subsidiary limited partnership that owns Kinder Morgan Energy Partners’ Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation. Tariffs charged by SFPP are subject to certain proceedings at the FERC, including shippers’ complaints regarding interstate rates on Kinder Morgan Energy Partners’ Pacific operations’ pipeline systems.

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

KMI Form 10-Q

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

KMI Form 10-Q

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

The Court of Appeals also held that complainants had failed to satisfy their burden of demonstrating substantially changed circumstances, and therefore could not challenge grandfathered West Line rates in the Docket No. OR92-8 et al. proceedings. It specifically rejected arguments that other shippers could “piggyback” on the special Energy Policy Act exception permitting Navajo to challenge grandfathered West Line rates, which Navajo had withdrawn under a settlement with SFPP. The court remanded to the FERC the changed circumstances issue “for further consideration” in light of the court’s decision regarding SFPP’s tax allowance. While the FERC had previously held in the OR96-2 proceeding (discussed following) that the tax allowance policy should not be used as a stand-alone factor in determining when there have been substantially changed circumstances, the FERC’s May 4, 2005 income tax allowance policy statement (discussed following) may affect how the FERC addresses the changed circumstances and other issues remanded by the court.

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

KMI Form 10-Q

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

On November 2, 2004, the Court of Appeals issued its mandate remanding the Docket No. OR92-8 proceedings to the FERC. SFPP and shipper parties subsequently filed various pleadings with the FERC regarding the proper nature and scope of the remand proceedings. On December 2, 2004, the FERC issued a Notice of Inquiry and opened a new proceeding (Docket No. PL05-5) to consider how broadly the court’s ruling on the tax allowance issue in BP West Coast Products, LLC, v. FERC should affect the range of entities the FERC regulates. The FERC sought comments on whether the court’s ruling applies only to the specific facts of the SFPP proceeding, or also extends to other capital structures involving partnerships and other forms of ownership. Comments were filed by numerous parties, including the Kinder Morgan interstate natural gas pipelines, in the first quarter of 2005. On May 4, 2005, the FERC adopted a policy statement in Docket No. PL05-5, providing that all entities owning public utility assets - oil and gas pipelines and electric utilities - would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity’s public utility income. The FERC expressed the intent to implement its policy in individual cases as they arise. The FERC’s decision in Docket No. PL05-5 has been appealed to the United States Court of Appeals for the District of Columbia, and final briefs were filed on September 11, 2006.

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

Petitions for review of the June 1, 2005 order by the United States Court of Appeals for the District of Columbia Circuit have been filed by SFPP, Navajo, Western Refining, BP West Coast Products, ExxonMobil, Chevron, ConocoPhillips, Ultramar

KMI Form 10-Q

and Valero. SFPP moved to intervene in the review proceedings brought by the other parties. The proceedings before the court are addressed further below.

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

On May 17, 2006, the parties entered into a settlement agreement and filed an offer of settlement with the FERC. On August 2, 2006, the FERC approved the settlement without modification and directed that it be implemented. Pursuant to the settlement, SFPP filed a new tariff, which took effect September 1, 2006, lowering SFPP’s going-forward rate to $0.003 per barrel and including certain volumetric pumping rates. SFPP also paid refunds to all shippers for the period from April 1, 1999 through August 31, 2006. Those refunds were based upon the difference between the Watson Station charge as filed in SFPP’s prior tariffs and the reduced charges set forth in the agreement. On September 28, 2006, SFPP filed a refund report with the FERC, setting forth the refunds that had been paid and describing how the refund calculations were made. Two of the settling parties, BP and ExxonMobil, protested the refund report, and SFPP responded to that protest. The FERC has yet to act on the protest. As of September 30, 2006, SFPP had made aggregate payments, including accrued interest of $19.1 million.

For the period prior to April 1, 1999, the parties agreed to reserve for briefing issues related to whether shippers are entitled to reparations. To the extent any reparations are owed, the parties agreed on how reparations would be calculated. Initial briefs regarding the reserved legal issues are due November 15, 2006. Reply briefs are due December 21, 2006.

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

As part of its February 28, 2003 order denying SFPP’s application for market-based ratemaking authority, the FERC remanded to the ongoing litigation in Docket No. OR96-2, et al. the question of whether SFPP’s current rate for service on the Sepulveda pipeline is just and reasonable. Hearings in this proceeding were held in February and March 2005. SFPP asserted various defenses against the shippers’ claims for reparations and refunds, including the existence of valid contracts with the shippers and grandfathering protection. In August 2005, the presiding administrative law judge issued an initial decision finding that for the period from 1993 to November 1997 (when the Sepulveda FERC tariff went into effect) the Sepulveda rate should have been lower. The administrative law judge recommended that SFPP pay reparations and refunds for alleged overcollections. SFPP filed in October 2005 a brief to the FERC taking exception to this and other portions of the initial decision. The FERC has not yet ruled on the initial decision in this proceeding.

KMI Form 10-Q

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

On March 26, 2004, the FERC issued an order on the phase one initial decision. The FERC’s phase one order reversed the initial decision by finding that SFPP’s rates for its North and Oregon Lines should remain “grandfathered” and amended the initial decision by finding that SFPP’s West Line rates (i) to Yuma, Tucson and CalNev, as of 1995, and (ii) to Phoenix, as of 1997, should no longer be “grandfathered” and are not just and reasonable. The FERC upheld these findings in its June 1, 2005 order, although it appears to have found substantially changed circumstances as to SFPP’s West Line rates on a somewhat different basis than in the phase one order. The FERC’s phase one order did not address prospective West Line rates and whether reparations were necessary. As discussed below, those issues have been addressed in the FERC’s December 16, 2005 order on phase two issues. The FERC’s phase one order also did not address the “grandfathered” status of the Watson Station fee, noting that it would address that issue once it was ruled on by the Court of Appeals in its review of the FERC’s Opinion No. 435 orders; as noted above, the FERC held in its June 1, 2005 order that the Watson Station fee is not grandfathered. Several of the participants in the proceeding requested rehearing of the FERC’s phase one order. The FERC denied those requests in its June 1, 2005 order. In addition, several participants, including SFPP, filed petitions with the United States Court of Appeals for the District of Columbia Circuit for review of the FERC’s phase one order. On August 13, 2004, the FERC filed a motion to dismiss the pending petitions for review of the phase one order, which Petitioners, including SFPP, answered on August 30, 2004. On December 20, 2004, the Court of Appeals referred the FERC’s motion to the merits panel and directed the parties to address the issues in that motion on brief, thus effectively dismissing the FERC’s motion. In the same order, the Court of Appeals granted a motion to hold the petitions for review of the FERC’s phase one order in abeyance and directed the parties to file motions to govern future proceeding 30 days after FERC disposition of the pending rehearing requests. In August 2005, the FERC and SFPP jointly moved that the Court of Appeals hold the petitions for review of the March 26, 2004 and June 1, 2005 orders in abeyance due to the pendency of further action before the FERC on income tax allowance issues. In December 2005, the Court of Appeals denied this motion and placed the petitions seeking review of the two orders on the active docket. Initial briefs to the Court were filed May 30, 2006, and final briefs were filed October 19, 2006. Oral argument has been scheduled for December 12, 2006.

On July 24, 2006, the FERC filed with the Court of Appeals a motion for voluntary partial remand, requesting that the portion of the March 26, 2004 and June 1, 2005 orders in which the FERC removed grandfathering protection from SFPP’s West Line rates and affirmed such protection for the North Line and Oregon Line rates be returned to the FERC for reconsideration in light of arguments presented by SFPP and other parties in their initial briefs. In response to the FERC’s remand motion, SFPP filed on August 1, 2006 to reinstate its West Line rates at the previous, grandfathered level effective August 2, 2006, and asked for FERC approval of such reinstatement on the ground that, pending the FERC’s reconsideration of its grandfathering rulings, the prior grandfathered rate level is the lawful rate. On August 17, 2006, the Court of Appeals denied without prejudice the FERC’s motion for voluntary partial remand. In light of this denial, on August 31, 2006, the FERC issued an order rejecting SFPP’s August 1, 2006 filing seeking reinstatement of SFPP’s grandfathered West Line rates.

The FERC’s phase one order also held that SFPP failed to seek authorization for the accounting entries necessary to reflect in SFPP’s books, and thus in its annual report to the FERC (“FERC Form 6”), the purchase price adjustment (“PPA”) arising from Kinder Morgan Energy Partners’ 1998 acquisition of SFPP. The phase one order directed SFPP to file for permission to reflect the PPA in its FERC Form 6 for the calendar year 1998 and each subsequent year. In its April 26, 2004 compliance filing, SFPP noted that it had previously requested such permission and that the FERC’s regulations require an oil pipeline to

KMI Form 10-Q

include a PPA in its Form 6 without first seeking FERC permission to do so. Several parties protested SFPP’s compliance filing. In its June 1, 2005 order, the FERC accepted SFPP’s compliance filing.

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

SFPP and Navajo have filed requests for rehearing of the December 16, 2005 order. ExxonMobil, BP West Coast Products, Chevron, Ultramar, and ConocoPhillips have filed petitions for review of the December 16, 2005 order with the United States Court of Appeals for the District of Columbia Circuit. On February 13, 2006, the FERC issued an order addressing the pending rehearing requests, granting the majority of SFPP’s requested changes regarding reparations and methodological issues. SFPP, Navajo, and other parties have filed petitions for review of the December 16, 2005 and February 13, 2006 orders with the United States Court of Appeals for the District of Columbia Circuit. On July 31, 2006, the Court of Appeals held the appeals of these orders in abeyance pending further FERC action.

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

Kinder Morgan Energy Partners estimated, as of December 31, 2003, that shippers’ claims for reparations totaled approximately $154 million and that prospective rate reductions would have an aggregate average annual impact of approximately $45 million, with the reparations amount and interest increasing as the timing for implementation of rate reductions and the payment of reparations has extended (estimated at a quarterly increase of approximately $9 million). In accordance with the December 16, 2005 order, rate reductions were implemented on May 1, 2006. Kinder Morgan Energy Partners now assumes that reparations and accrued interest thereon will be paid no earlier than the first quarter of 2007; however, the timing, and nature, of any rate reductions and reparations that may be ordered will likely be affected by the final disposition of the application of the FERC’s new policy statement on income tax allowances to the Pacific operations in the FERC Docket Nos. OR92-8, OR96-2 and IS05-230 proceedings. In 2005, Kinder Morgan Energy Partners recorded an accrual of $105.0 million for an expense attributable to an increase in reserves related to SFPP’s rate case liability. Kinder Morgan Energy Partners had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers on Kinder Morgan Energy Partners would be approximately 15 cents of distributable cash flow per unit.

Based on our review of the FERC’s December 16, 2005 order and the FERC’s February 13, 2006 order on rehearing, and subject to the ultimate resolution of these issues in our compliance filings and subsequent judicial appeals, we now expect the

KMI Form 10-Q

total annual impact on Kinder Morgan Energy Partners will be less than 15 cents per unit. The actual, partial year impact on Kinder Morgan Energy Partners’ 2006 distributable cash flow is expected to be approximately $15 million and the partial year impact on our 2006 earnings per share will be approximately $0.05 per share.

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

KMI Form 10-Q

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

Consolidated Complaints. On February 13, 2006, the FERC consolidated the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 and set for hearing the portions of those complaints attacking SFPP’s North Line and Oregon Line rates, which rates remain grandfathered under the Energy Policy Act of 1992. A procedural schedule, leading to hearing in early 2007, has been established in that consolidated proceeding. The FERC also indicated in its order that it would address the remaining portions of these complaints in the context of its disposition of SFPP’s compliance filings in the OR92-8/OR96-2 proceedings. On September 5, 2006, the presiding administrative law judge suspended the procedural schedule in Docket No. OR03-5 pending a decision by the United States Court of Appeals for the District of Columbia regarding various issues before the court that directly impact the Docket No. OR03-5 proceeding.

North Line rate case, IS05-230 proceeding. In April 2005, SFPP filed to increase its North Line interstate rates to reflect increased costs, principally due to the installation of replacement pipe between Concord and Sacramento, California. Under FERC regulations, SFPP was required to demonstrate that there was a substantial divergence between the revenues generated by its existing North Line rates and its increased costs. SFPP’s rate increase was protested by various shippers and accepted subject to refund by the FERC. A hearing was held in January and February 2006, and the presiding administrative law judge issued his initial decision on September 26, 2006.

The initial decision held that SFPP should be allowed to include in its rate base all costs associated with relocating the Concord to Sacramento Segment, but to include only 14/20ths of the cost of constructing the new line; it further held that the FERC’s policy statement on income tax allowance is inconsistent with the Court’s decision in BP West Coast Products, LLC v. Federal Energy Regulatory Commission and that, therefore, SFPP should be allowed no income tax allowance. While the initial decision held that SFPP could recover its litigation costs, it otherwise made rulings generally adverse to SFPP on cost of service issues. These issues included the capital structure to be used in computing SFPP’s “starting rate base,” treatment of SFPP’s accumulated deferred income tax account, costs of debt and equity, as well as allocation of overhead. Briefs on exceptions are due on October 25, 2006. The FERC has not yet reviewed the initial decision, and it is not possible to predict the outcome of FERC and/or appellate review.

East Line rate case, IS06-283 proceeding. In April 2006, SFPP filed to increase its East Line interstate rates to reflect increased costs, principally due to the installation of replacement pipe between El Paso, Texas and Tucson, Arizona, significantly increasing the East Line’s capacity. Under FERC regulations, SFPP was required to demonstrate that there was a substantial divergence between the revenues generated by its existing East Line rates and its increased costs. SFPP’s rate increase was protested by various shippers and accepted subject to refund by the FERC. The FERC established an investigation and hearing before an administrative law judge. A procedural schedule has been established, with a hearing scheduled for February 2007.

Index Increases, IS06-356, IS05-327. On May 27, 2005, SFPP filed to increase certain rates pursuant to the FERC’s indexing methodology. Various shippers protested, and the FERC accepted and suspended all but one of the filed tariffs, subject to SFPP’s filing of a revised Page 700 of its FERC Form 6 and subject to the outcome of various proceedings involving SFPP at the FERC. BP West Coast Products and ExxonMobil Oil Corporation filed for rehearing and challenged the revised Page 700 filed by SFPP. On December 12, 2005, the FERC denied the request for rehearing; this decision is currently on appeal before the Court of Appeals. Initial briefs were filed on August 25, 2006, and final briefs are due on November 28, 2006.

On May 30, 2006, SFPP also filed to increase certain interstate rates pursuant to the FERC’s indexing methodology. This filing was protested, but the FERC determined that SFPP’s tariff filing was consistent with the FERC’s regulations. Certain shippers requested rehearing, which the FERC granted for further consideration on August 21, 2006. The FERC’s order has been appealed to the United States Court of Appeals for the District of Columbia Circuit. On August 31, 2006, the FERC filed a motion with the Court to hold the case in abeyance, and SFPP and BP West Coast subsequently intervened. The Court has not yet issued a ruling on the motions filed by the FERC, SFPP, and BP West Coast.

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

KMI Form 10-Q

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

In October 2002, the CPUC issued a resolution, referred to in this report as the Power Surcharge Resolution, approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP’s overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC’s analysis of cost data to be submitted by SFPP demonstrates that SFPP’s California jurisdictional rates are unreasonable in any fashion. On February 21, 2003, SFPP submitted the cost data required by the CPUC, which submittal was protested by Valero Marketing and Supply Company, Ultramar Inc., BP West Coast Products LLC, Exxon Mobil Oil Corporation and Chevron Products Company. Issues raised by the protest, including the reasonableness of SFPP’s existing intrastate transportation rates, were the subject of evidentiary hearings conducted in December 2003 and may be resolved by the CPUC at any time.

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

On January 26, 2006, SFPP filed a request for a rate increase of approximately $5.4 million annually with the CPUC, to be effective as of March 2, 2006. Protests to SFPP’s rate increase application have been filed by Tesoro Refining and Marketing Company, BP West Coast Products LLC, ExxonMobil Oil Corporation, Southwest Airlines Company, Valero Marketing and Supply Company, Ultramar Inc. and Chevron Products Company, asserting that the requested rate increase is unreasonable. As a consequence of the protests, the related rate increases are being collected subject to refund. Because no schedule has

KMI Form 10-Q

been established by the CPUC for addressing the issues raised by the contested rate increase application nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions or the potential refunds at issue or for establishing a date by which the CPUC is likely to render a decision regarding the application.

On August 25, 2006, SFPP filed an application to increase rates by approximately $0.5 million annually to recover costs incurred to comply with revised Ultra Low Sulfur Diesel regulations and to offset the revenue loss associated with reduction of the Watson Station Volume Deficiency Charge (intrastate) by increasing rates on a system-wide basis by approximately $3.1 million annually to be effective as of October 5, 2006. Protests to SFPP’s rate increase application have been filed by Tesoro Refining and Marketing Company, BP West Coast Products LLC, ExxonMobil Oil Corporation, Southwest Airlines Company, Valero Marketing and Supply Company, Ultramar Inc. and Chevron Products Company, asserting that the requested rate increase is unreasonable. As a consequence of the protests, the related rate increases are being collected subject to refund. Because no schedule has been established by the CPUC for addressing the issues raised by the contested rate increase application, nor does any record exist upon which the CPUC could base a decision, SFPP has no basis for estimating either the prospective rate reductions, or the potential refunds at issue, or for establishing a date by which the CPUC is likely to render a decision regarding the application.

All of the referenced pending matters before the CPUC have been consolidated and assigned to a single Administrative Law Judge who has indicated his intention to refer the matters to mediation under CPUC procedures applicable to alternative dispute resolution processes.

With regard to the Power Surcharge Resolution, the November 2004 rate increase application, the January 2006 rate increase application and the August 2006 rate increase application, SFPP believes the submission of the required, representative cost data required by the CPUC indicates that SFPP’s existing rates for California intrastate services remain reasonable and that no rate reductions or refunds are justified.

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

On May 13, 2004, William Armor, one of the former plaintiffs in the Shores matter whose claims were dismissed by the Court of Appeals for improper venue, filed a new case alleging the same claims for underpayment of royalties against the same defendants previously sued in the Shores case, including Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. Armor v. Shell Oil Company, et al., No. 04-03559 (14th Judicial District Court, Dallas County, Texas filed May 13, 2004). Defendants filed their answers and special exceptions on June 4, 2004. The case is currently set for trial on June 11, 2007.

On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd., two of the former plaintiffs in the Bank of Denton matter, filed a new case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial District Court, Dallas County, Texas filed May 20, 2005). The defendants include Kinder Morgan CO2 Company, L.P. and Kinder Morgan Energy Partners, L.P. On

KMI Form 10-Q

June 23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit granted the motion to transfer and consolidate and ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit. The defendants filed their answer and special exceptions on August 10, 2005. The consolidated Armor/Reddy trial is currently set for trial on June 11, 2007.

Shell CO2 Company, Ltd., predecessor in interest to Kinder Morgan CO2 Company, L.P., is among the named counter-claim defendants in Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company; No. 98-28630 (215th Judicial District Court, Harris County, Texas filed June 17, 1998) (the “Bailey State Court Action”). The counter-claim plaintiffs are overriding royalty interest owners in the McElmo Dome Unit and have sued seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. In the Bailey State Court Action, the counter-claim plaintiffs asserted claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, negligence, negligence per se, unjust enrichment, violation of the Texas Securities Act, and open account. The trial court in the Bailey State Court Action granted a series of summary judgment motions filed by the counter-claim defendants on all of the counter-plaintiffs’ counter-claims except for the fraud-based claims. In 2004, one of the counter-plaintiffs (Gerald Bailey) amended his counter-suit to allege purported claims as a private relator under the False Claims Act and antitrust claims. The federal government elected to not intervene in the False Claims Act counter-suit. On March 24, 2005, Bailey filed a notice of removal, and the case was transferred to federal court. Shell Western E&P Inc. v. Gerald O. Bailey and Bridwell Oil Company, No. H-05-1029 (S.D. Tex., Houston Division removed March 24, 2005) (the “Bailey Houston Federal Court Action”). Also on March 24, 2005, Bailey filed an instrument under seal in the Bailey Houston Federal Court Action that was later determined to be a motion to transfer venue of that case to the federal district court of Colorado, in which Bailey and two other plaintiffs have filed another suit against Kinder Morgan CO2 Company, L.P. asserting claims under the False Claims Act. The Houston federal district judge ordered that Bailey take steps to have the False Claims Act case pending in Colorado transferred to the Bailey Houston Federal Court Action, and also suggested that the claims of other plaintiffs in other carbon dioxide litigation pending in Texas should be transferred to the Bailey Houston Federal Court Action. In response to the court’s suggestion, the case of Gary Shores et al. v. ExxonMobil Corp. et al., No. 05-1825 (S.D. Tex., Houston Division) was consolidated with the Bailey Houston Federal Court Action on July 18, 2005. That case, in which the plaintiffs assert claims for McElmo Dome royalty underpayment, includes Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., and Cortez Pipeline Company as defendants. Bailey requested the Houston federal district court to transfer the Bailey Houston Federal Court Action to the federal district court of Colorado. Bailey also filed a petition for writ of mandamus in the Fifth Circuit Court of Appeals, asking that the Houston federal district court be required to transfer the case to the federal district court of Colorado. On June 3, 2005, the Fifth Circuit Court of Appeals denied Bailey’s petition for writ of mandamus. On June 22, 2005, the Fifth Circuit denied Bailey’s petition for rehearing en banc. On September 14, 2005, Bailey filed a petition for writ of certiorari in the United States Supreme Court, which the U.S. Supreme Court denied on November 28, 2005. On November 21, 2005, the federal district court in Colorado transferred Bailey’s False Claims Act case pending in Colorado to the Houston federal district court. On November 30, 2005, Bailey filed a petition for mandamus seeking to vacate the transfer. The Tenth Circuit Court of Appeals denied the petition on December 19, 2005. The U.S. Supreme Court denied Bailey’s petition for writ of certiorari. The Houston federal district court subsequently realigned the parties in the Bailey Houston Federal Court Action. Pursuant to the Houston federal district court’s order, Bailey and the other realigned plaintiffs have filed amended complaints in which they assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Bailey also asserted claims as a private relator under the False Claims Act and for violation of federal and Colorado antitrust laws. The realigned plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The Shell and Kinder Morgan defendants, along with Cortez Pipeline Company and ExxonMobil defendants, have filed motions for summary judgment on all claims. No current trial date is set.

On March 1, 2004, Bridwell Oil Company, one of the named defendants/realigned plaintiffs in the Bailey actions, filed a new matter in which it asserts claims that are virtually identical to the claims it asserts against Shell CO2 Company, Ltd. in the Bailey lawsuit. Bridwell Oil Co. v. Shell Oil Co. et al., No. 160,199-B (78th Judicial District Court, Wichita County, Texas filed March 1, 2004). The defendants in this action include Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners, L.P., various Shell entities, ExxonMobil entities, and Cortez Pipeline Company. On June 25, 2004, defendants filed answers, special exceptions, pleas in abatement, and motions to transfer venue back to the Harris County District Court. On January 31, 2005, the Wichita County judge abated the case pending resolution of the Bailey State Court Action. The case remains abated.

On April 7, 2006, Harry Ptasynski, one of the plaintiffs in the Colorado federal action filed by Bailey under the False Claims Act (which was transferred to the Bailey Houston Federal Court Action as described above), filed suit against Kinder Morgan G.P., Inc. in Colorado federal district court. Harry Ptasynski v. Kinder Morgan G.P., Inc., No. 06-CV-00651 (LTB) (U.S. District Court for the District of Colorado). Ptasynski, who holds an overriding royalty interest at McElmo Dome, asserted claims for civil conspiracy, violation of the Colorado Organized Crime Control Act, violation of Colorado antitrust laws,

KMI Form 10-Q

violation of the Colorado Unfair Practices Act, breach of fiduciary duty and confidential relationship, violation of the Colorado Payment of Proceeds Act, fraudulent concealment, breach of contract and implied duties to market and good faith and fair dealing, and civil theft and conversion. Ptasynski sought actual damages, treble damages, forfeiture, disgorgement, and declaratory and injunctive relief. The Colorado court transferred the case to Houston federal district court, and Ptasynski subsequently sought to non-suit the case. The Houston federal district court has granted Ptasynski’s request to non-suit. Prior to non-suiting the case, Ptasynski filed an appeal in the Tenth Circuit seeking to overturn the Colorado court’s order transferring the case to Houston federal district court. That appeal is currently pending.

Kinder Morgan CO2 Company, L.P. and Cortez Pipeline Company were among the named defendants in Celeste C. Grynberg, et al. v. Shell Oil Company, et al., No. 98-CV-43 (Colo. Dist. Ct., Montezuma County filed March 2, 1998). This case involved claims by overriding royalty interest owners in the McElmo Dome and Doe Canyon Units seeking damages for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit, failure to develop carbon dioxide reserves at the Doe Canyon Unit, and failure to develop hydrocarbons at both McElmo Dome and Doe Canyon. The plaintiffs also possess a small working interest at Doe Canyon. Plaintiffs claimed breaches of contractual and potential fiduciary duties owed by the defendants and also alleged other theories of liability including breach of covenants, civil theft, conversion, fraud/fraudulent concealment, violation of the Colorado Organized Crime Control Act, deceptive trade practices, and violation of the Colorado Antitrust Act. In addition to actual or compensatory damages, plaintiffs sought treble damages, punitive damages, and declaratory relief relating to the Cortez Pipeline tariff and the method of calculating and paying royalties on McElmo Dome carbon dioxide. The Court denied plaintiffs’ motion for summary judgment concerning alleged underpayment of McElmo Dome overriding royalties on March 2, 2005. In August 2006, plaintiffs and defendants reached a settlement of all claims. Pursuant to the settlement, the case was dismissed with prejudice on September 27, 2006.

Cortez Pipeline Company and Kinder Morgan CO2 Company, L.P., successor in interest to Shell CO2 Company, Ltd., were among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit in southwest Colorado. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiff also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. Defendants denied that there was any breach of the settlement agreement. The arbitration panel issued various preliminary evidentiary rulings. The arbitration hearing took place in Albuquerque, New Mexico on June 26-30, 2006. On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement. The arbitration opinion remains subject to further proceedings to confirm, vacate, or modify the opinion.

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 Company, L.P. alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2 Company’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 Company has filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied by the trial court. Kinder Morgan appealed that ruling to the New Mexico Court of Appeals. Oral arguments took place before the New Mexico Court of Appeals on March 23, 2006, and the New Mexico Court of Appeals affirmed the district court’s order on August 8, 2006. Kinder Morgan filed a petition for writ of certiorari in the New Mexico Supreme Court. The New Mexico Supreme Court granted the petition on October 11, 2006.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this report as UPRR) are engaged in two proceedings to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for each of the ten-year periods beginning January 1, 1994 and January 1, 2004 (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San Francisco, filed August 31, 1994; and Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).

With regard to the first proceeding, covering the ten-year period beginning January 1, 1994, the trial court, on July 16, 2003, set the rent for years 1994 – 2003 at approximately $5.0 million per year as of January 1, 1994, subject to annual inflation increases throughout the ten-year period. On February 23, 2005, the California Court of Appeals affirmed the trial court’s ruling, except that it reversed a small portion of the decision and remanded it back to the trial court for determination. On remand, the trial court held that there was no adjustment to the rent relating to the portion of the decision that was reversed, but awarded Southern Pacific Transportation Company interest on rental amounts owing as of May 7, 1997.

In April 2006, SFPP paid UPRR $15.3 million in satisfaction of its rental obligations through December 31, 2003. However, SFPP does not believe that the assessment of interest awarded Southern Pacific Transportation Company on rental amounts owing as of May 7, 1997 was proper, and SFPP sought appellate review of the interest award. In July 2006, the Court of Appeals disallowed the award of interest.

In addition, SFPP and UPRR are engaged in a second proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). SFPP was served with this lawsuit on August 17, 2004. SFPP expects that the trial in this matter will occur in late 2006.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right of way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and a decision from the judge is expected in the fourth quarter of 2006. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

On October 15, 2001, Kinder Morgan Energy Partners was served with the First Supplemental Petition filed by RSM Production Corporation on behalf of the County of Zapata, State of Texas and Zapata County Independent School District as plaintiffs. Kinder Morgan Energy Partners was sued in addition to 15 other defendants, including two other Kinder Morgan affiliates. Certain entities Kinder Morgan Energy Partners acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. The Petition alleges that these taxing units relied on the reported volume and analyzed heating content of natural gas produced from the wells located within the appropriate taxing jurisdiction in order to properly assess the value of mineral interests in place. The suit further alleges that the defendants undermeasured the volume and heating

KMI Form 10-Q

content of that natural gas produced from privately owned wells in Zapata County, Texas. The Petition further alleges that the County and School District were deprived of ad valorem tax revenues as a result of the alleged undermeasurement of the natural gas by the defendants. On December 15, 2001, the defendants filed motions to transfer venue on jurisdictional grounds. On June 12, 2003, plaintiff served discovery requests on certain defendants. On July 11, 2003, defendants moved to stay any responses to such discovery.

United States of America, ex rel., Jack J. Grynberg v. K N Energy (Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado).

This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). Certain entities Kinder Morgan Energy Partners acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. In 1999, these cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the District of Wyoming. The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. Motions to dismiss were filed and an oral argument on the motion to dismiss occurred on March 17, 2000. On July 20, 2000, the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases, referred to as valuation claims. Judge Downes denied the defendant’s motion to dismiss on May 18, 2001. The United States’ motion to dismiss most of plaintiff’s valuation claims has been granted by the court. Grynberg has appealed that dismissal to the 10th Circuit, which has requested briefing regarding its jurisdiction over that appeal. Subsequently, Grynberg’s appeal was dismissed for lack of appellate jurisdiction. Discovery to determine issues related to the Court’s subject matter jurisdiction arising out of the False Claims Act is complete. Briefing has been completed and oral arguments on jurisdiction were held before the Special Master on March 17 and 18, 2005. On May 7, 2003, Grynberg sought leave to file a Third Amended Complaint, which adds allegations of undermeasurement related to carbon dioxide production. Defendants have filed briefs opposing leave to amend. Neither the Court nor the Special Master has ruled on Grynberg’s Motion to Amend.

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

On October 20, 2006, the United States District Court, for the District of Wyoming, issued its Order on Report and Recommendations of Special Master. In its Order, the Court upheld the dismissal of the claims against the Kinder Morgan defendants on jurisdictional grounds, finding that Grynberg’s claims are based upon public disclosures and that Grynberg does not qualify as an original source. It is probable that Grynberg will appeal this Order to the 10th Circuit Court of Appeals.

Weldon Johnson and Guy Sparks, individually and as Representative of Others Similarly Situated v. Centerpoint Energy, Inc. et al., No. 04-327-2 (Circuit Court, Miller County Arkansas).

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

KMI Form 10-Q

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

In June 2006, the parties reached an agreement to partially settle the class action suit. On June 29, 2006, the plaintiffs filed an unopposed motion for conditional certification of a settlement class. The settlement provides for a fund of $2.0 million to distribute to residents within the evacuation zone (“Zone 1”) and residents immediately adjacent to the evacuation zone (“Zone 2”). Persons in Zones 1 and 2 reside within approximately one mile from the site of the incident. The court preliminarily approved the partial class action settlement on July 7, 2006. Kinder Morgan Energy Partners agreed to participate in and fund a minor percentage of the settlement. A fairness hearing occurred on August 18, 2006 for the purpose of establishing final approval of the partial settlement. The Court approved the settlement, entered a final judgment and

KMI Form 10-Q

certified a settlement class for Zones 1 and 2. The bar date for claims has passed and Plaintiffs’ counsel reports that they will be paying claims in the immediate future. Certain claims by other residents and businesses remain pending. Specifically, the settlement and final judgment does not apply to purported class action claims by residents in outlying geographic zones more than one mile from the site of the incident. Defendants deny liability to such other residents in outlying geographic zones and intend to vigorously defend such claims. In addition, the non-Kinder Morgan defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants, including Kinder Morgan Energy Partners and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan Energy Partners expects that a claim will be asserted by other defendants against Kinder Morgan Energy Partners seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan Energy Partners expects to vigorously defend against any such claims.

Claims asserted by the city of Cincinnati. On September 6, 2005 and before the procedural developments in the case discussed above, the city of Cincinnati filed a complaint on behalf of itself and in parens patriae against Westlake, Indiana and Ohio Railway, Kinder Morgan Liquids Terminals, LLC, Queen City Terminals, Inc. and Kinder Morgan GP, Inc. in the Court of Common Pleas, Hamilton County, Ohio, case number A0507323. Plaintiff’s complaint arose out of the same railcar incident discussed immediately above. The plaintiff’s complaint alleges public nuisance, negligence, strict liability, and trespass. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. On September 28, 2005, the Kinder Morgan defendants filed a motion to dismiss the parens patriae claim. On December 15, 2005, the Kinder Morgan defendants filed a motion for summary judgment seeking dismissal of the remaining aspects of the city’s complaint. The issues have been thoroughly briefed, and oral argument will be heard on December 8, 2006. The parties agreed to stay discovery until after the hearing, if necessary. No trial date has been established.

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

Marie Snyder, et al. v. City of Fallon, United States Department of the Navy, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Speedway Gas Station and John Does I-X, No. cv-N-02-0251-ECR-RAM (United States District Court, District of Nevada)(“Snyder”); Frankie Sue Galaz, et al. v. United States of America, City of Fallon, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Berry Hinckley, Inc., and John Does I-X, No. cv-N-02-0630-DWH-RAM (United States District Court, District of Nevada)(“Galaz I”); Frankie Sue Galaz, et al. v. City of Fallon, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Las Vegas, LLC, Kinder Morgan Operating Limited Partnership “D”, Kinder Morgan Services LLC, Berry Hinkley and Does I-X, No. CV03-03613 (Second Judicial District Court, State of Nevada, County of Washoe) (“Galaz II”); Frankie Sue Galaz, et al. v. The United States of America, the City of Fallon, Exxon Mobil Corporation, Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Las Vegas, LLC, Kinder Morgan Operating Limited Partnership “D”, Kinder Morgan Services LLC, Berry Hinkley and Does I-X, No.CVN03-0298-DWH-VPC (United States District Court, District of Nevada)(“Galaz III”)

On July 9, 2002, Kinder Morgan Energy Partners was served with a purported complaint for class action in the Snyder case, in which the plaintiffs, on behalf of themselves and others similarly situated, assert that a leukemia cluster has developed in the City of Fallon, Nevada. The complaint alleges that the plaintiffs have been exposed to unspecified “environmental carcinogens” at unspecified times in an unspecified manner and are therefore “suffering a significantly increased fear of serious disease.” The plaintiffs seek a certification of a class of all persons in Nevada who have lived for at least three months of their first ten years of life in the City of Fallon between the years 1992 and the present who have not been diagnosed with leukemia.

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

KMI Form 10-Q

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

Richard Jernee, et al. v. Kinder Morgan Energy Partners, et al., No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) (“Jernee”).

On May 30, 2003, a separate group of plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against Kinder Morgan Energy Partners and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim that “Adam Jernee’s death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.” Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Jernee case has been consolidated for pretrial purposes with the Sands case (see below). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs’ cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the Court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the “United States”) as additional defendants.  In response, the United States removed the case to the United States District Court for the District of Nevada and filed a motion to dismiss the third-party complaint, which motion is currently pending.  Plaintiff has also filed a motion to dismiss the United States and/or to remand the case back to state court.  Briefing on these motions is currently underway.

Floyd Sands, et al. v. Kinder Morgan Energy Partners, et al., No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) (“Sands”).

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

KMI Form 10-Q

Plaintiffs claim that Stephanie Suzanne Sands’ death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins. Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. The Sands case has been consolidated for pretrial purposes with the Jernee case (see above). Plaintiffs have filed a third amended complaint and all defendants filed motions to dismiss all causes of action excluding plaintiffs’ cause of action for negligence. Defendants also filed motions to strike portions of the complaint. By order dated May 5, 2006, the Court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the “United States”) as additional defendants. In response, the United States removed the case to the United States District Court for the District of Nevada and filed a motion to dismiss the third-party complaint, which motion is currently pending. Plaintiff has also filed a motion to dismiss the United States and/or to remand the case back to state court. Briefing on these motions is currently underway.

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

On January 28, 2005, Meritage Homes Corp. and its above-named affiliates filed a complaint in the above-entitled action against Kinder Morgan Energy Partners and SFPP. The plaintiffs are homebuilders who constructed a subdivision known as Silver Creek II located in Tucson, Arizona. Plaintiffs allege that, as a result of a July 30, 2003 pipeline rupture and accompanying release of petroleum products, soil and groundwater adjacent to, on and underlying portions of Silver Creek II became contaminated. Plaintiffs allege that they have incurred and continue to incur costs, damages and expenses associated with the delay of closings of home sales within Silver Creek II and damage to their reputation and goodwill as a result of the rupture and release. Plaintiffs’ complaint purports to assert claims for negligence, breach of contract, trespass, nuisance, strict liability, subrogation and indemnity, and negligence per se. Plaintiffs seek “no less than $1.5 million in compensatory damages and necessary response costs,” a declaratory judgment, interest, punitive damages and attorneys’ fees and costs. The parties have executed a settlement agreement and release of all claims and counterclaims in the above captioned matter. On August 14, 2006, the case was dismissed with prejudice.

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

KMI Form 10-Q

CSFM, and SFPP has appealed the civil penalties while, at the same time, it has continued to work cooperatively with CalOSHA and the CSFM to resolve these matters.

As a result of the accident, fifteen separate lawsuits have been filed. Each of these lawsuits is currently coordinated in Contra Costa County Superior Court. There are also several cross-complaints for indemnity between the co-defendants in the coordinated lawsuits. The majority of the cases are personal injury and wrongful death actions. These are: Knox, et al. v. Mountain Cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-00281); Farley v. Mountain Cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-01573); Reyes, et al. v. East Bay Municipal Utility District, et al. (Alameda Sup. Ct. Case No. RG-05-207720); Arias, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case No. RG-05-195567); Angeles, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case No. RG-05-195680); Ramos, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-01840); Taylor, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-02306); Becerra v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C05-02451); Im, et al. v. Kinder Morgan, Inc. et al. (Contra Costa County Superior Court Case No. C05-02077); Paasch, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-01844); and Fuentes et al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No. C05-02286). These complaints all allege, among other things, that the Kinder Morgan defendants failed to properly field mark the area where the accident occurred. All of these plaintiffs seek compensatory and punitive damages. These complaints also allege that the general contractor who struck the pipeline, Mountain Cascade, Inc. (“MCI”), and EBMUD were at fault for negligently failing to locate the pipeline. Some of these complaints also name various engineers on the project for negligently failing to draw up adequate plans indicating the bend in the pipeline. A number of these actions also name Comforce Technical Services as a defendant. Comforce supplied SFPP with temporary employees/independent contractors who performed line marking and inspections of the pipeline on behalf of SFPP. Some of these complaints also named various governmental entities—such as the City of Walnut Creek, Contra Costa County, and the Contra Costa Flood Control and Water Conservation District—as defendants.

Two of the suits are related to alleged damage to a residence near the accident site. These are: USAA v. East Bay Municipal Utility District, et al., (Contra Costa County Superior Court Case No. C05-02128); and Chabot v. East Bay Municipal Utilities District, et al., (Contra Costa Superior Court Case No. C05-02312). The remaining two suits are by MCI and the welding subcontractor, Matamoros. These are: Matamoros v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C05-02349); and Mountain Cascade, Inc. v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C-05-02576). Like the personal injury and wrongful death suits, these lawsuits allege that the Kinder Morgan defendants failed to properly mark their pipeline, causing damage to these plaintiffs. The Chabot and USAA plaintiffs allege property damage, while MCI and Matamoros Welding allege damage to their business as a result of the Kinder Morgan defendants’ alleged failures, as well as indemnity and other common law and statutory tort theories of recovery.

Based upon Kinder Morgan Energy Partners’ investigation of the cause of the rupture of SFPP’s petroleum pipeline by Mountain Cascade, Inc. and the resulting explosion and fire, Kinder Morgan Energy Partners has denied liability for the resulting deaths, injuries and damages, is vigorously defending against such claims, and seeking contribution and indemnity from the responsible parties. The parties are currently engaged in discovery and court ordered mediation.

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

KMI Form 10-Q

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

Henrico County, Virginia

On April 17, 2006, Plantation Pipeline, which transports refined petroleum products across the southeastern United States and which is 51.17% owned and operated by Kinder Morgan Energy Partners, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation estimates the amount of product released to be approximately 553 barrels. Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the EPA and the Virginia Department of Environmental Quality. Repairs to the pipeline were completed on April 19, 2006 with the approval of the United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA, and pipeline service resumed on April 20, 2006. On April 20, 2006, the PHMSA issued a Corrective Action Order which, among other things, requires that Plantation maintain a 20% reduction in the operating pressure along the pipeline between the Richmond and Newington, Virginia pump stations while the cause is investigated and a remediation plan is proposed and approved by PHMSA. The cause of the release is related to an original pipe manufacturing seam defect.

Dublin, California

In June 2006, near Dublin, California, the SFPP pipeline, which transports refined petroleum products to San Jose, California, experienced a failure resulting in a release of product that affected a limited area along a recreation path known as the Iron Horse Trail. Product impacts were primarily limited to backfill of utilities crossing the pipeline. The release was located on land administered by Alameda County, California. Remediation and monitoring activities are ongoing under the supervision of The State of California Department of Fish & Game. The cause of the release was outside force damage. We are currently investigating potential recovery against third parties.

KMI Form 10-Q

Soda Springs, California

In August 2006, the SFPP pipeline, which transports refined petroleum products to Reno, Nevada, experienced a failure near Soda Springs, California, resulting in a release of product that affected a limited area along Interstate 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate 80.  The release was located on land administered by Nevada County, California.  Remediation and monitoring activities are ongoing under the supervision of The State of California Department of Fish & Game and Nevada County. The cause of the release is currently under investigation.

Proposed Office of Pipeline Safety Civil Penalty and Compliance Order

On July 15, 2004, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a Proposed Civil Penalty and Proposed Compliance Order concerning alleged violations of certain federal regulations concerning Kinder Morgan Energy Partners’ products pipeline integrity management program. The violations alleged in the proposed order are based upon the results of inspections of Kinder Morgan Energy Partners’ integrity management program at its products pipelines facilities in Orange, California and Doraville, Georgia conducted in April and June of 2003, respectively. PHMSA sought to have Kinder Morgan Energy Partners implement a number of changes to its integrity management program and also sought to impose a proposed civil penalty of approximately $0.3 million. An administrative hearing was held on April 11 and 12, 2005, and a final order was issued on June 26, 2006. Kinder Morgan Energy Partners has already addressed most of the concerns identified by PHMSA and continues to work with them to ensure that its integrity management program satisfies all applicable regulations. However, Kinder Morgan Energy Partners is seeking clarification for portions of this order and has received an extension of time to allow for discussions. Along with the extension, Kinder Morgan Energy Partners reserved its right to seek reconsideration if needed. We have established a reserve for the $0.3 million proposed civil penalty, and this matter is not expected to have a material impact on our business, financial position, results of operations or cash flows.

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

The City of Los Angeles v. Kinder Morgan Energy Partners, L.P.; Kinder Morgan Liquids Terminals LLC; Kinder Morgan Tank Storage Terminals LLC; Continental Oil Company; Chevron Corporation, California Superior Court, County of Los Angeles, Case No. NC041463.

KMI Form 10-Q

Kinder Morgan Energy Partners and some of its subsidiaries are defendants in a lawsuit filed in 2005 captioned The City of Los Angeles v. Kinder Morgan Energy Partners, L.P.; Kinder Morgan Liquids Terminals LLC; Kinder Morgan Tank Storage Terminals LLC; Continental Oil Company; Chevron Corporation, California Superior Court, County of Los Angeles, Case No. NC041463. This suit involves claims for environmental cleanup costs and rent at the former Los Angeles Marine Terminal in the Port of Los Angeles. Plaintiff alleges that terminal cleanup costs could approach $18 million; however, we believe that the cleanup costs should be substantially less, and that cleanup costs must be apportioned among all the parties to the litigation. Plaintiff also alleges that it is owed approximately $2.8 million in past rent and an unspecified amount for future rent; however, we believe that previously paid rents will offset some of the Plaintiff’s rent claim and that we have certain defenses to the payment of rent allegedly owed. The lawsuit is set for trial in October 2007. We will vigorously defend these matters and believe that the outcome will not have a material adverse effect on us.

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

Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur. Many factors may change in the future affecting our reserve estimates, such as regulatory changes, groundwater and land use near our sites, and changes in cleanup technology. As of September 30, 2006, we have accrued an environmental reserve of $82.0 million.

Assessment of Additional Sales Tax

Terasen Gas received a Notice of Assessment dated July 31, 2006 from the British Columbia Social Service Tax authority for C$37.1 million of additional provincial sales tax and interest on the Southern Crossing Pipeline, which was completed in 2000. We are appealing this assessment and we believe this assessment is without merit and will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Retroactive Quebec Tax Amendments

In June 2006, two Terasen entities received notices of reassessment from Revenue Quebec for a total of C$10.9 million for the 2004 taxation year. These reassessments were made pursuant to new, retroactive legislation passed in Quebec in June

KMI Form 10-Q

2006 for the express purpose of challenging certain inter-provincial Canadian tax structures. In October, we received assessments totaling C$8.4 million for the 2005 tax year. Terasen has filed Notices of Objection for the 2004 reassessments, and intends to file Notices of Objection for the 2005 assessments to preserve its legal rights to challenge any assessments/reassessments arising from this retroactive legislation and to vigorously defend against all such assessments/reassessments. The reassessment plus any accrued interest to November 30, 2005 has been accounted for as a purchase price adjustment for the Terasen acquisition and any interest subsequent to the date of the acquisition has been included in interest expense in the accompanying Consolidated Statements of Operations for the periods ended September 30, 2006.

Litigation Relating to Proposed Kinder Morgan, Inc. “Going Private” Transaction

On May 28, 2006, Richard D. Kinder, our Chairman and Chief Executive Officer, together with other members of Kinder Morgan, Inc.’s management, co-founder Bill Morgan, current board members Fayez Sarofim and Mike Morgan, and investment partners Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group and Riverstone Holdings LLC, submitted a proposal to our Board of Directors to acquire all of our outstanding common stock at a price of $100 per share in cash. On August 28, 2006, Kinder Morgan, Inc. entered into a definitive merger agreement with Knight Holdco LLC and Knight Acquisition Co. to effectuate the transaction at a price of $107.50 per share in cash.

Beginning on May 29, 2006, and in the days following, eight putative Class Action lawsuits were filed in Harris County (Houston), Texas and seven putative Class Action lawsuits were filed in Shawnee County (Topeka), Kansas against, among others, Kinder Morgan, Inc., its Board of Directors, and several corporate officers.

These cases are as follows:

Harris County, Texas

Cause No. 2006-33011; Mary Crescente v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall III, Fayez S. Sarofim, H.A. True III, Douglas W.G. Whitehead, and James M. Stanford; in the 164th Judicial District Court, Harris County, Texas

Cause No. 2006-39364; CWA/ITU Negotiated Pension Plan, individually and on behalf of others similarly situated v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battery, H.A. True, III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall, III, and Douglas W.G. Whitehead; in the 129th Judicial District Court, Harris County, Texas

Cause No. 2006-33015; Robert Kemp, on behalf of himself and all other similarly situated v. Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, Fayez Sarofim, James Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, Douglas W. G. Whitehead, Kinder Morgan, Inc., GS Capital Partners V Fund, L.P., AIG Global Asset Management Holdings Corp., Carlyle Partners IV, L.P., and Carlyle/Riverstone Energy Partners III, L.P.; in the 113th Judicial District Court, Harris County, Texas

Cause No. 2006-34594; Dean Drulias v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True III, Fayez S. Sarofim, James Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, Douglas W.G. Whitehead, Goldman Sachs, American International Group, Inc., the Carlyle Group, and Riverstone Holdings, LLC; in the 333rd Judicial District Court, Harris County, Texas

Cause No. 2006-40027; J. Robert Wilson, On Behalf of Himself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Bill Morgan, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings, L.L.C., C. Park Shaper, Steven J. Kean, Scott E. Parker, and Tim Bradley; in the 270th Judicial District Court, Harris County, Texas

Cause No. 2006-33042; Sandra Donnelly, On Behalf of Herself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez S. Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True III, James M. Stanford, Stewart A. Bliss, Edward Randall III, and Douglas W.G. Whitehead; in the 61st Judicial District Court, Harris County, Texas

Cause No. 2006-34520; David Zeitz, On Behalf of Himself and All Others Similarly Situated v. Richard D. Kinder; in the 234th Judicial District Court, Harris County, Texas

Cause No. 2006-36184; Robert L. Dunn, Trustee for the Dunn Marital Trust, and the Police & Fire Retirement System of the City of Detroit v. Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True,

KMI Form 10-Q

III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, and Douglas W.G. Whitehead; in the 127th Judicial District Court, Harris County, Texas

By order of the Court dated June 26, 2006, each of the above-listed cases have been consolidated into the Crescente v. Kinder Morgan, Inc. et al case; in the 164th Judicial District Court, Harris County, Texas, which challenges the proposed transaction as inadequate and unfair to Kinder Morgan’s public stockholders. Seven of the eight original petitions consolidated into this lawsuit raised virtually identical allegations. One of the eight original petitions (Zeitz) challenges the proposal as unfair to holders of the common units of Kinder Morgan Energy Partners and/or listed shares of Kinder Morgan Management. On September 8, 2006, interim class counsel filed their Consolidated Petition for Breach of Fiduciary Duty and Aiding and Abetting in which they alleged that Kinder Morgan’s board of directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They seek, among other things, to enjoin the merger, rescission of the merger agreement, disgorgement of any improper profits received by the defendants, and attorneys’ fees.

Shawnee County, Kansas Cases

Cause No. 06C 801; Michael Morter v. Richard D. Kinder, Edward H. Austin, Jr., Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall, III, Fayez S. Sarofim, H.A. True, III, and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 12

Cause No. 06C 841; Teamsters Joint Counsel No. 53 Pension Fund v. Richard D. Kinder, Edward H. Austin, Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall, III, Fayez S. Sarofim, H.A. True, III, and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 12

Cause No. 06C 813; Ronald Hodge, Individually And On Behalf Of All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battery, H.A. True III, Fayez S. Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall, III, and Douglas W.G. Whitehead; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-864; Robert Cohen, Individually And On Behalf Of All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battery, H.A. True, III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall, III, and Douglas W.G. Whitehead; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-853; Robert P. Land, individually, and on behalf of all others similarly situated v. Edward H. Austin, Jr., Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Edward Randall, III, James M. Stanford, Fayez Sarofim, H.A. True, III, Douglas W.G. Whitehead, Richard D. Kinder, Michael C. Morgan, AIG Global Asset Management Holdings Corp., GS Capital Partners V Fund, LP, The Carlyle Group LP, Riverstone Holdings LLC, Bill Morgan and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-854; Dr. Douglas Geiger, individually, and on behalf of all others similarly situated v. Edward H. Austin, Jr., Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Edward Randall, III, James M. Stanford, Fayez Sarofim, H.A. True, III, Douglas W.G. Whitehead, Richard D. Kinder, Michael C. Morgan, AIG Global Asset Management Holding Corp., GS Capital Partners V Fund, LP, The Carlyle Group LP, Riverstone Holdings LLC, Bill Morgan and Kinder Morgan, Inc.; in the District Court of Shawnee County, Kansas, Division 6

Cause No. 06C-837; John Bolton, On Behalf of Himself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, William V. Morgan, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and Tim Bradley; in the District Court of Shawnee County, Kansas, Division 6

By order of the Court dated June 26, 2006, each of the above-listed Kansas cases have been consolidated into the Consol. Case No. 06 C 801; In Re Kinder Morgan, Inc. Shareholder Litigation; in the District Court of Shawnee County, Kansas, Division 12. On August 1, 2006, the Court selected lead plaintiffs’ counsel in the Kansas State Court proceedings. On August 28, 2006, the plaintiffs filed their Consolidated and Amended Class Action Petition in which they alleged that Kinder Morgan’s board of directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They seek, among other things, to enjoin the stockholder vote on the merger agreement and any action taken to effect the acquisition of Kinder Morgan and its assets by the buyout group, damages, disgorgement of any improper profits received by the defendants, and attorney’s fees.

KMI Form 10-Q

On October 12, 2006, the District Court of Shawnee County, Kansas entered a Memorandum Decision and Order in which it ordered the parties in both the Crescente v. Kinder Morgan, Inc. et al case pending in Harris County Texas and the In Re Kinder Morgan, Inc. Shareholder Litigation case pending in Shawnee County Kansas to confer and to submit to the court recommendations for the “appointment of a Special Master or a Panel of Special Masters to control all of the pretrial proceedings in both the Kansas and Texas Class Actions arising out of the proposed private offer to purchase the stock of the public shareholders of Kinder Morgan, Inc.”  The parties are currently conferring and anticipate the appointment of a Special Master or panel of Special Masters in accordance with such order.  In addition, the parties are engaging in discovery.

In addition to the above-described consolidated putative Class Action cases, Kinder Morgan, Inc. is aware of two additional lawsuits that challenge either the proposal or the merger agreement.

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

On August 24, 2006, a civil action entitled City of Inkster Policeman and Fireman Retirement System, Derivatively on Behalf of Kinder Morgan, Inc., Plaintiffs v. Richard D. Kinder, Michael C. Morgan, William v. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and R. Tim Bradley, Defendants and Kinder Morgan, Inc., Nominal Defendant; Case 2006-52653, was filed in the 270th Judicial District Court, Harris County, Texas.  This putative derivative lawsuit was brought against certain of Kinder Morgan’s senior officers and directors, alleging that the proposal constituted a breach of fiduciary duties owed to Kinder Morgan, Inc. Plaintiff also contends that the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks, among other things, to enjoin the defendants from consummating the proposal, a declaration that the proposal is unlawful and unenforceable, the imposition of a constructive trust upon any benefits improperly received by the defendants, and attorney’s fees.

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

16.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles and, as a result, there is now a common definition of fair value to be used throughout generally accepted accounting principles.

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements; however, for some entities the application of this Statement will change current practice. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for us), and interim periods within those fiscal years. This Statement is to be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, with certain exceptions. The disclosure requirements of this

KMI Form 10-Q

Statement are to be applied in the first interim period of the fiscal year in which this Statement is initially applied. We are currently reviewing the effects of this Statement.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R). This Statement requires an employer to:

•

recognize the overfunded or underfunded status of a defined benefit pension plan or postretirement benefit plan (other than a multiemployer plan) as an asset or liability in its statement of financial position;

•

measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations; and

•

recognize changes in the funded status of a plan in the year in which the changes occur through comprehensive income.

Past accounting standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. Recognizing the funded status of a company’s benefit plans as a net liability or asset on its balance sheet will require an offsetting adjustment to “Accumulated other comprehensive income/loss” in shareholders’ equity. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement—companies will continue to follow the existing guidance in previous accounting standards. Accordingly, the amounts to be recognized in “Accumulated other comprehensive income/loss” representing unrecognized gains/losses, prior service costs/credits, and transition assets/obligations will continue to be amortized under the existing guidance. Those amortized amounts will continue to be reported as net periodic benefit cost in the income statement. Prior to SFAS No. 158, those unrecognized amounts were only disclosed in the notes to the financial statements.

According to the provisions of this Statement, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit pension plan or postretirement benefit plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (December 31, 2006 for us). In the year that the recognition provisions of this Statement are initially applied, an employer is required to disclose, in the notes to the annual financial statements, the incremental effect of applying this Statement on individual line items in the year-end statement of financial position. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (December 31, 2008 for us). In the year that the measurement date provisions of this Statement are initially applied, a business entity is required to disclose the separate adjustments of retained earnings and “Accumulated other comprehensive income/loss” from applying this Statement. While earlier application of the recognition of measurement date provisions is allowed, we have opted not to adopt this part of the Statement early.

We will apply the guidance of SFAS No. 158 prospectively; retrospective application of this Statement is not permitted. We are currently reviewing the effects of this Statement, but we do not expect the adoption of this Statement to have a material effect on our statement of financial position as of December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for us as of January 1, 2007. The adoption of this Bulletin is not expected to have a material impact on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). We are currently reviewing the effects of this Interpretation.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force on EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). According to the provisions of EITF 06-3:

KMI Form 10-Q

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

KMI Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. Further, unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, and its consolidated subsidiaries. As discussed in Note 1(C) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, effective as of January 1, 2006, Kinder Morgan Energy partners and its consolidated subsidiaries are included as consolidated subsidiaries of Kinder Morgan, Inc. in our consolidated financial statements. Accordingly, their accounts, balances and results of operations are included in our consolidated financial statements for periods beginning on and after January 1, 2006, and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. As discussed in Note 5 of the accompanying Notes to Consolidated Financial Statements, we acquired Terasen Inc., referred to in this report as Terasen, on November 30, 2005. Our adoption of EITF No. 04-5 and our acquisition of Terasen affect the comparability of our results between periods. In addition, the following interim results may not be indicative of the results to be expected over the course of an entire year. In August 2006, we entered into a definitive agreement with a subsidiary of General Electric Company to sell our U.S. retail natural gas distribution and related operations for $710 million plus working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding discontinued operations.

To convert September 30, 2006 balances denominated in Canadian dollars to U.S. dollars, we used the September 30, 2006 Bank of Canada closing exchange rate of 0.8947 U.S. dollars per Canadian dollar.

The following discussion should be read in conjunction with (i) the accompanying interim Consolidated Financial Statements and related Notes, (ii) our Annual Report on Form 10-K for the year ended December 31, 2005, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in each report. Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 is filed as Exhibit 99.1 to this Form 10-Q.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax assets, deferred income tax liabilities, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Information regarding our critical accounting policies and estimates can be found in our 2005 Form 10-K and Kinder Morgan Energy Partners’ 2005 Form 10-K. There have not been any significant changes in these policies and estimates during the first nine months of 2006.

KMI Form 10-Q

Consolidated Financial Results

	Three Months Ended September 30,		Earnings Increase
	2006[1,2]	2005	(Decrease)
	(In millions except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners2, [3]	$-	$169.2	$(169.2)
Segment Earnings:[4]
NGPL[5]	120.1	88.6	31.5
Terasen Gas	40.1	-	40.1
Kinder Morgan Canada	30.0	-	30.0
Power	6.9	4.6	2.3
Products Pipelines – KMP	95.3	-	95.3
Natural Gas Pipelines – KMP	124.7	-	124.7
CO2 – KMP	75.8	-	75.8
Terminals – KMP	79.1	-	79.1
Total Segment Earnings	572.0	262.4	309.6
Interest and Corporate Expenses, Net[6,7]	(372.9)	(72.4)	(300.5)
Income From Continuing Operations Before Income Taxes[4]	199.1	190.0	9.1
Income Taxes[4,8]	(56.0)	(77.2)	21.2
Income From Continuing Operations	143.1	112.8	30.3
Income (Loss) From Discontinued Operations, Net of Tax	1.1	(3.7)	4.8
Net Income	$144.2	$109.1	$35.1

Diluted Earnings (Loss) Per Common Share:
Income From Continuing Operations	$1.06	$0.91	$0.15
Income (Loss) From Discontinued Operations	0.01	(0.03)	0.04
Total Diluted Earnings Per Common Share	$1.07	$0.88	$0.19

Number of Shares Used in Computing Diluted Earnings Per Common Share	135.1	123.7	11.4

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

3

Equity in Earnings of Kinder Morgan Energy Partners for the three months ended September 30, 2005 includes a reduction in pre-tax earnings of approximately $1.8 million ($1.1 million after tax) resulting from the effects of certain items of Kinder Morgan Energy Partners on our earnings.

4

Segment earnings includes operating income before corporate costs plus earnings from equity method investments plus gains and losses on incidental sales of assets. In 2006, for our business segments that are also segments of Kinder Morgan Energy Partners, also includes interest income, other, net and an aggregate of $4.0 million of income taxes allocated to the segments.

5

Results for the three months ended September 30, 2005 include a pre-tax loss of $24.6 million ($15.6 million after tax) for hedge ineffectiveness.

6

Includes (i) general and administrative expenses, (ii) interest expense, (iii) minority interests and (iv) other, net.

7

Results for the three months ended September 30, 2005 include a decrease in after-tax minority interest expense in Kinder Morgan Management of $0.6 million.

8

Results for the three months ended September 30, 2006 include a reduction in the income tax provision of $5.8 million resulting from the adjustment of deferred tax liability amounts.

KMI Form 10-Q

	Nine Months Ended September 30,		Earnings Increase
	2006[1,2]	2005	(Decrease)
	(In millions except per share amounts)
Equity in Earnings of Kinder Morgan Energy Partners2, [3]	$-	$480.4	$(480.4)
Segment Earnings:[4]
NGPL[5]	367.0	302.2	64.8
Terasen Gas	212.7	-	212.7
Kinder Morgan Canada	83.0	-	83.0
Power	17.0	13.4	3.6
Products Pipelines – KMP	298.0	-	298.0
Natural Gas Pipelines – KMP	387.0	-	387.0
CO2 – KMP	239.3	-	239.3
Terminals – KMP	234.7	-	234.7
Total Segment Earnings	1,838.7	796.0	1,042.7
Interest and Corporate Expenses, Net[6,7,8]	(1,160.0)	(183.7)	(976.3)
Income From Continuing Operations Before Income Taxes[4]	678.7	612.3	66.4
Income Taxes[4,9]	(191.6)	(249.3)	57.7
Income From Continuing Operations[10]	487.1	363.0	124.1
Income From Discontinued Operations, Net of Tax	8.0	11.4	(3.4)
Net Income	$495.1	$374.4	$120.7

Diluted Earnings Per Common Share:
Income From Continuing Operations	$3.61	$2.94	$0.67
Income From Discontinued Operations	0.06	0.09	(0.03)
Total Diluted Earnings Per Common Share	$3.67	$3.03	$0.64

Number of Shares Used in Computing Diluted Earnings Per Common Share	135.0	123.8	11.2

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

3

Equity in Earnings of Kinder Morgan Energy Partners for the nine months ended September 30, 2005 includes a reduction in pre-tax earnings of approximately $13.2 million ($8.4 million after tax) resulting principally from litigation and environmental settlements by Kinder Morgan Energy Partners.

4

Segment earnings includes operating income before corporate costs plus earnings from equity method investments plus gains and losses on incidental sales of assets. In 2006, for our business segments that are also segments of Kinder Morgan Energy Partners, also includes interest income, other, net and an aggregate of $11.8 million of income taxes allocated to the segments.

5

Results for the nine months ended September 30, 2005 include a pre-tax loss of $24.6 million ($15.6 million after tax) incurred during the third quarter for hedge ineffectiveness.

6

Includes (i) general and administrative expenses, (ii) interest expense, (iii) minority interests and (iv) other, net.

7

Results for the nine months ended September 30, 2005 include (i) a pre-tax gain of $22.0 million ($8.1 million after tax) from the sale of Kinder Morgan Management shares that we owned and (ii) a decrease in after-tax minority interest expense in Kinder Morgan Management of $0.9 million.

8

Results for the nine months ended September 30, 2006 include (i) a reduction in pre-tax income of $22.3 million ($14.1 million after tax) resulting from non-cash charges to mark to market certain interest rate swaps and (ii) miscellaneous other items totaling a net decrease of $0.7 million in pre-tax income ($0.4 million after tax).

9

Results for the nine months ended September 30, 2006 include a reduction in the income tax provision of $24.7 million resulting from the adjustment of deferred tax liability amounts.

10

Our income from continuing operations for the nine months ended September 30, 2006 includes the effects of certain items

KMI Form 10-Q

of Kinder Morgan Energy Partners on our income totaling a net increase in pre-tax earnings of $1.1 million ($0.4 million after tax).

Our income from continuing operations increased from $112.8 million in the third quarter of 2005 to $143.1 million in the third quarter of 2006, an increase of $30.3 million (27%). Our net income increased from $109.1 million in the third quarter of 2005 to $144.2 million in the third quarter of 2006, an increase of $35.1 million (32%). The items discussed in footnotes 3, 4, 5, 7 and 8 of the table above for the three months ended September 30, 2006 and 2005, had the effect of increasing earnings by $21.9 million. The remaining $8.4 million increase in our income from continuing operations for the third quarter of 2006, relative to 2005, principally resulted from (i) increased earnings from Kinder Morgan Energy Partners, net of associated minority interests and (ii) increased earnings from our Natural Gas Pipeline Company of America (“NGPL”) and Power business segments. These positive impacts were partially offset by increased interest expense, including interest associated with financing the Terasen acquisition. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,” “Earnings from Kinder Morgan Energy Partners,” “Income Taxes – Continuing Operations” and “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding these items.

Our income from continuing operations increased from $363.0 million in the first nine months of 2005 to $487.1 million in the first nine months of 2006, an increase of $124.1 million (34%). Our net income increased from $374.4 million in the first nine months of 2005 to $495.1 million in the first nine months of 2006, an increase of $120.7 million (32%). The items discussed in footnotes 3, 4, 5, 7, 8, 9 and 10 of the table above for the nine months ended September 30, 2006 and 2005, had the effect of increasing earnings by $25.6 million. The remaining $98.5 million increase in our income from continuing operations for the first nine months of 2006, relative to 2005, principally resulted from (i) our acquisition of Terasen on November 30, 2005, (ii) increased earnings from Kinder Morgan Energy Partners, net of associated minority interests and (iii) increased earnings from our NGPL and Power business segments. These positive impacts were partially offset by increased interest costs due, in part, to the effect of higher interest rates on our floating-rate debt.

Diluted earnings per common share from continuing operations increased from $0.91 in the third quarter of 2005 to $1.06 in the third quarter of 2006, an increase of $0.15 (16%). This increase reflected, in addition to the financial and operating impacts discussed preceding, an increase of 11.4 million (9%) in average shares outstanding. The increase in average shares outstanding resulted from the net effects of (i) 12.5 million shares issued to acquire Terasen on November 30, 2005, (ii) decreases in shares outstanding due to our share repurchase program (see Note 10 of the accompanying Notes to Consolidated Financial Statements), (iii) increases in shares outstanding due to newly-issued shares for (1) the employee stock purchase plan, (2) the issuance of restricted stock and (3) exercises of stock options by employees and (iv) the increased dilutive effect of stock options resulting from the increase in the market price of our shares (see Notes 1(A) and 2 of the accompanying Notes to Consolidated Financial Statements). Total diluted earnings per common share increased from $0.88 in the third quarter of 2005 to $1.07 in the third quarter of 2006, an increase of $0.19 (22%).

Diluted earnings per common share from continuing operations increased from $2.94 in the first nine months of 2005 to $3.61 in the first nine months of 2006, an increase of $0.67 (23%). This increase reflected, in addition to the financial and operating impacts discussed preceding, an increase of 11.2 million (9%) in average shares outstanding. The increase in average shares outstanding for the first nine months of 2006, relative to 2005, resulted principally from the same factors affecting the third quarter, as discussed above. Total diluted earnings per common share increased from $3.03 in the first nine months of 2005 to $3.67 in the first nine months of 2006, an increase of $0.64 (21%).

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

In August 2006, we entered into a definitive agreement with a subsidiary of General Electric Company to sell our U.S. retail natural gas distribution and related operations for $710 million plus working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding discontinued operations.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses.

Several of our business segments are also segments of Kinder Morgan Energy Partners. For each of the Kinder Morgan Energy Partners business segments, a comparison of current year results to prior year results is available in Kinder Morgan

KMI Form 10-Q

Energy Partners’ Form 10-Q for the third quarter of 2006. Therefore, we have incorporated by reference certain portions of Kinder Morgan Energy Partners’ Form 10-Q as noted in the individual business segment discussions following.

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

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2005 Form 10-K, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance and (ii) equity in earnings of equity method investees, other than Kinder Morgan Energy Partners, are included. These equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations. In addition, (i) certain items included in operating income (such as general and administrative expenses) are not considered by management in its evaluation of business segment performance and (ii) gains and losses from incidental sales of assets are included in segment earnings. With adjustment for these items, we currently evaluate business segment

KMI Form 10-Q

performance primarily based on operating income in relation to the level of capital employed. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

	Three Months Ended September 30,
	2006	2005		Increase
	(In millions except system throughput)
Total Operating Revenues	$290.4	$222.8		$67.6

Gas Purchases and Other Costs of Sales	$103.7	$80.9		$22.8

Segment Earnings	$120.1	$88.6	[1]	$31.5

System Throughput (Trillion Btus)	403.8	379.6		24.2

	Nine Months Ended September 30,
	2006	2005		Increase
	(In millions except system throughput)
Total Operating Revenues	$799.9	$645.6		$154.3

Gas Purchases and Other Costs of Sales	$242.7	$184.1		$58.6

Segment Earnings	$367.0	$302.2	[2]	$64.8

System Throughput (Trillion Btus)	1,239.7	1,202.1		37.6
[1] Includes a pre-tax loss of $24.6 million for hedge ineffectiveness. [2] Includes a pre-tax loss of $26.4 million for hedge ineffectiveness.

NGPL’s segment earnings for the third quarter and first nine months of 2005 include pre-tax losses of $24.6 million and $26.4 million, respectively, due to hedge ineffectiveness, which was recorded as a reduction to operating revenues. The third quarter 2005 loss was largely the result of significant changes in the values of various natural gas price indices relative to the value of the Henry Hub index used by the NYMEX in the valuation of derivative instruments, caused by hurricane-related supply disruptions in the Gulf of Mexico area. The remaining $6.9 million increase in NGPL’s segment earnings in the third quarter of 2006, relative to 2005 resulted from (i) increased transportation and storage margins in 2006 due principally to successful re-contracting of transportation and storage services, favorable basis differentials and recent storage system expansions and (ii) increased operational gas sales prices. These positive impacts were partially offset by (i) $12.0 million of expense for a stress corrosion cracking rehabilitation project (as discussed below) and pipeline integrity management programs, (ii) an increase of $0.8 million in electric compression costs and (iii) a $1.1 million increase in depreciation and amortization expense. NGPL’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. Total system throughput volumes increased by 24.2 trillion Btus in the third quarter of 2006, relative to 2005 due, in part, to shippers moving significant volumes of natural gas within Texas on NGPL’s Gulf Coast Pipeline. The increase in system throughput in the third quarter of 2006, relative to 2005, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “firm” contracts in which shippers pay a “demand” fee to reserve a set amount of system capacity for their use.

NGPL’s segment earnings increased from $302.2 million in the first nine months of 2005 to $367.0 million in the first nine months of 2006, an increase of $64.8 million (21%). Segment earnings for the first nine months of 2006 were positively impacted, relative to 2005, principally by the same factors positively affecting third quarter results, as discussed above. These positive impacts were partially offset by (i) $22.5 million of expense for a stress corrosion cracking rehabilitation project and

KMI Form 10-Q

pipeline integrity management programs, (ii) an increase of $3.3 million in electric compression costs and (iii) a $4.4 million increase in depreciation and amortization expense.

On October 10, 2006, in FERC Docket No. CP 07-3, NGPL filed seeking approval to expand its Louisiana Line by 200,000 dekatherms per day (Dth/day). This $66 million project is supported by five-year agreements that fully subscribe the additional capacity.

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

During the second quarter of 2006, NGPL commenced operation of the following projects: the $21 million Amarillo cross-haul line expansion, which adds 51,000 Dth/day of capacity and is fully subscribed under long-term contracts; the $38 million Sayre storage field expansion in Oklahoma that added 10 billion cubic feet (Bcf) of capacity, which is contracted for under long-term agreements; and a $4 million, 2 Bcf expansion of no-notice delivered storage service.

In the first quarter of 2006, NGPL received certificate approval from the FERC for the $63 million expansion at its North Lansing field in east Texas that will add 10 Bcf of storage service capacity. Construction is underway and the project is expected to be in service in spring 2007. Please refer to our 2005 Form 10-K for additional information regarding NGPL.

Terasen Gas

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In millions, except system throughput)
Operating Revenues	$192.8	$1,057.1

Gas Purchases and Other Costs of Sales	$96.7	$671.5

Segment Earnings	$40.1	$212.7

System Throughput (Trillion Btus)	31.1	137.0

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

Terasen Gas Inc.’s allowed return on equity (“ROE”) is determined annually based on a formula that applies a risk premium to a forecast of long-term Government of Canada bond yields. For 2005, the application of the ROE formula set Terasen Gas Inc.’s allowed ROE at 9.03%, down from 9.15% in 2004. On March 2, 2006, a decision was issued by the BCUC, with an effective date of January 1, 2006, approving changes to Terasen Gas Inc.’s and TGVI’s deemed equity components from 33% to 35% and from 35% to 40%, respectively. The same decision also modified the previously existing generic ROE reset formula resulting in an increase in allowed ROEs from the levels that would have resulted from the old formula. The changes increased the allowed ROE from 8.29% to 8.80% for Terasen Gas Inc. and from 8.79% to 9.50% for TGVI in 2006. Please refer to our 2005 Form 10-K for additional information regarding Terasen Gas.

KMI Form 10-Q

Kinder Morgan Canada

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In millions, except system throughput)
Operating Revenues	$53.9	$148.6

Segment Earnings	$30.0	$83.0

System Throughput (MMBbl)	44.7	125.9

The results of operations of Kinder Morgan Canada (formerly Terasen Pipelines) are included in our results beginning with the November 30, 2005 acquisition of Terasen. Kinder Morgan Canada’s operations consist primarily of the Trans Mountain pipeline, the Corridor pipeline and a one-third interest in the Express System.

In January 2006, Kinder Morgan Canada entered into a memorandum of understanding with the Canadian Association of Petroleum Producers (“CAPP”) for a new Incentive Toll Settlement (the “2006-2010 ITS”). In September 2006, Kinder Morgan Canada completed the negotiation with CAPP of the final ITS agreement and on October 18, 2006, the CAPP Board of Governors approved the agreement. The agreement was filed for approval with the NEB on October 19, 2006 and a decision is expected in December 2006. The 2006-2010 ITS determines the tolls to be charged on the Trans Mountain system over the five-year term of the agreement, to take effect as of January 1, 2006. The agreement also governs the financial arrangements for the Pump Station Expansion and Anchor Loop projects. In addition to tolling and expansion parameters, the formal agreement contains capacity allocation procedures for the Westridge Marine Terminal and enhanced service standards definitions.

On November 10, 2005, Kinder Morgan Canada received approval from the NEB to increase the capacity of the Trans Mountain pipeline system from 225,000 barrels per day (“bpd”) to 260,000 bpd. The C$230 million expansion is designed to add 35,000 bpd of heavy crude oil capacity by building new and upgrading existing pump stations along the pipeline system between Edmonton, Alberta, and Burnaby, British Columbia. Construction began in the summer of 2006 and the expansion is expected to be in service by April 2007.

Kinder Morgan Canada filed a comprehensive environmental report with the Canadian Environmental Assessment Agency on November 15, 2005, and filed a complete NEB application for the Anchor Loop Project on February 17, 2006. The C$435 million project involves looping a 98-mile section of the existing Trans Mountain pipeline system between Hinton, Alberta, and Jackman, British Columbia, and the addition of three new pump stations. With construction of the Anchor Loop, the Trans Mountain system’s capacity will increase from 260,000 bpd to 300,000 bpd by the end of 2008. The public hearing of the application was held the week of August 8, 2006. On October 26, 2006, the NEB released its favorable decision on the application.

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

We have initiated engineering, environmental, consultation and procurement activities on the proposed Corridor pipeline expansion project, as authorized and supported by shipper resolutions and the underlying firm service agreement. The proposed C$1.6 billion expansion includes building a new 42-inch diameter diluent/bitumen (“dilbit”) pipeline, a new 20-inch diameter products pipeline, tankage and upgrading existing pump stations along the existing pipeline system from the Muskeg River Mine north of Fort McMurray to the Edmonton region. The Corridor pipeline expansion would add an initial 180,000 bpd of dilbit capacity to accommodate the new bitumen production from the Muskeg River Mine. An expansion of the Corridor pipeline system has been completed in 2006 increasing the dilbit capacity to 278,000 bpd by upgrading existing pump station facilities. By 2009, the dilbit capacity of the Corridor system is expected to be approximately 460,000 bpd. An application for the Corridor pipeline expansion project was filed with the Alberta Energy Utilities Board and Alberta Environment on December 22, 2005, and approval was received in August 2006. Construction of the Corridor pipeline

KMI Form 10-Q

expansion is expected to begin in November 2006 as the shippers have received definitive approval of their Muskeg River Mine expansion. Please refer to our 2005 Form 10-K for additional information regarding Kinder Morgan Canada.

Power

	Three Months Ended September 30,
	2006	2005	Increase
	(In millions)
Total Operating Revenues	$23.3	$20.1	$3.2

Gas Purchases and Other Costs of Sales	$2.7	$1.4	$1.3

Segment Earnings	$6.9	$4.6	$2.3

	Nine Months Ended September 30,
	2006	2005	Increase
	(In millions)
Total Operating Revenues	$51.5	$44.6	$6.9

Gas Purchases and Other Costs of Sales	$6.3	$3.8	$2.5

Segment Earnings	$17.0	$13.4	$3.6

Power’s segment earnings increased from $4.6 million in the third quarter of 2005 to $6.9 million in the third quarter of 2006, an increase of $2.3 million (50%). Segment results were positively impacted in the third quarter of 2006, relative to 2005, by (i) the recognition of $1.5 million of gains from surplus equipment sales, (ii) an increase of $0.4 million in earnings from Thermo Cogeneration Partnership and (iii) a reduction in amortization expense resulting from prior period asset write-downs.

Power’s segment earnings increased from $13.4 million in the first nine months of 2005 to $17.0 million in the first nine months of 2006, an increase of $3.6 million (27%). Segment results were positively impacted in the first nine months of 2006, relative to 2005, by (i) the recognition of $1.5 million of gains from surplus equipment sales, (ii) approximately $0.9 million of increased margins from our Greeley power facility resulting, in part, from the reduction of plant availability and the associated resale of natural gas supplies at favorable prices and (iii) a reduction in amortization expense. These positive impacts were offset by a $0.3 million reduction in earnings from Thermo Cogeneration Partnership due, in part, to the fact that 2005 results included proceeds from the resolution of the Enron bankruptcy proceeding. Please refer to our 2005 Form 10-K for additional information regarding Power.

Products Pipelines – KMP

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In millions)
Operating Revenues	$207.7	$577.3

Gas Purchases and Other Costs of Sales	$15.3	$29.6

Segment Earnings	$95.3	$298.0

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ Products Pipelines business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – Products Pipelines” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 62 to 67 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which is incorporated herein by reference.

KMI Form 10-Q

Natural Gas Pipelines - KMP

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In millions)
Operating Revenues	$1,650.4	$5,082.2

Gas Purchases and Other Costs of Sales	$1,488.6	$4,598.4

Segment Earnings	$124.7	$387.0

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ Natural Gas Pipelines business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – Natural Gas Pipelines” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 67 to 70 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which is incorporated herein by reference.

CO2 – KMP

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In millions)
Operating Revenues	$192.3	$552.8

Gas Purchases and Other Costs of Sales	$1.4	$4.1

Segment Earnings	$75.8	$239.3

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ CO2 business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – CO2” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 70 to 73 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which is incorporated herein by reference.

Terminals – KMP

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In millions)
Operating Revenues	$223.2	$649.8

Gas Purchases and Other Costs of Sales	$5.9	$17.8

Segment Earnings	$79.1	$234.7

Due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements), the results of Kinder Morgan Energy Partners’ Terminals business segment are included in our operating results beginning January 1, 2006. Further information regarding the results of this segment is included under the caption “Results of Operations – Terminals” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 74 to 78 of Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which is incorporated herein by reference.

KMI Form 10-Q

Interest and Corporate Expenses, Net

	Three Months Ended September 30,		Earnings Increase
	2006	2005	(Decrease)
	(In millions)
General and Administrative Expense	$(97.4)	$(14.5)	$(82.9)
Interest Expense, Net	(200.0)	(37.0)	(163.0)
Interest Expense – Deferrable Interest Debentures	(5.4)	(5.4)	-
Interest Expense – Capital Securities	(2.2)	-	(2.2)
Minority Interests	(78.7)	(23.7)	(55.0)
Other, Net	10.8	8.2	2.6
	$(372.9)	$(72.4)	$(300.5)

	Nine Months Ended September 30,		Earnings Increase
	2006	2005	(Decrease)
	(In millions)
General and Administrative Expense	$(298.5)	$(44.8)	$(253.7)
Interest Expense, Net	(569.6)	(106.0)	(463.6)
Interest Expense – Deferrable Interest Debentures	(16.4)	(16.4)	-
Interest Expense – Capital Securities	(6.6)	-	(6.6)
Minority Interests	(265.6)	(55.0)	(210.6)
Loss on Mark-to-market Interest Rate Swaps	(22.3)	-	(22.3)
Gain on Sale of Kinder Morgan Management Shares	-	26.5	(26.5)
Other, Net	19.0	12.0	7.0
	$(1,160.0)	$(183.7)	$(976.3)

“Interest and Corporate Expenses, Net” was an expense of $372.9 million in the third quarter of 2006, compared to an expense of $72.4 million in the third quarter of 2005. “Interest and Corporate Expenses, Net” was an expense of $1,160.0 million in the first nine months of 2006, compared to an expense of $183.7 million in the first nine months of 2005. The increases in net expenses for the third quarter and first nine months of 2006, relative to 2005, were principally due to (i) the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements due to our adoption of EITF No. 04-5 (see Note 1(C) of the accompanying Notes to Consolidated Financial Statements) and (ii) the acquisition of Terasen on November 30, 2005 (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

The $82.9 million increase in general and administrative expense in the third quarter of 2006, relative to 2005, was due to (i) $59.7 million of general and administrative expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5 and (ii) $27.4 million of general and administrative expense of Terasen, partially offset by a $4.2 million decrease in other general and administrative expense.

The $253.7 million increase in general and administrative expense in the first nine months of 2006, relative to 2005, was due to (i) $183.9 million of general and administrative expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $70.3 million of general and administrative expense of Terasen and (iii) a $0.5 million decrease in other general and administrative expense.

The $165.2 million increase in total interest expense in the third quarter of 2006, relative to 2005, was due to (i) $88.4 million of interest expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $71.1 million of interest expense resulting from (1) interest on Terasen’s existing debt, including debt issued during 2006 and (2) interest on incremental debt issued during the fourth quarter of 2005 to acquire Terasen and (iii) a $5.7 million increase in other interest expense resulting from higher effective interest rates, partially offset by lower debt balances.

The $470.2 million increase in total interest expense in the first nine months of 2006, relative to 2005, was due to (i) $246.4 million of interest expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $209.2 million of interest expense resulting from (1) interest on Terasen’s existing debt, including debt issued during 2006 and (2) interest on incremental debt issued during the fourth quarter of 2005 to acquire Terasen and (iii) a $14.6 million increase in other interest expense resulting from higher effective interest rates, partially offset by lower debt balances.

The $55.0 million increase in minority interests in the third quarter of 2006, relative to 2005, was due to (i) $57.7 million of

KMI Form 10-Q

minority interests of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5 (minority interest represents that portion of Kinder Morgan Energy Partners’ earnings attributable to limited partner interests, other than limited partner interests held by Kinder Morgan, Inc. and its subsidiaries), (ii) a $2.9 million decrease in minority interests of Kinder Morgan Management and (iii) a $0.2 million increase in other minority interests, principally Triton Power.

The $210.6 million increase in minority interests in the first nine months of 2006, relative to 2005, was due to (i) $209.3 million of minority interests of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) a $0.1 million decrease in minority interests of Kinder Morgan Management and (iii) a $1.4 million increase in other minority interests, principally Triton Power.

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

Earnings from Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners during the three months and nine months ended September 30, 2005, when we accounted for Kinder Morgan Energy Partners under the equity method, was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In millions)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$125.3	$358.8
Limited Partner Units (Kinder Morgan Energy Partners)	11.3	31.7
Limited Partner i-units (Kinder Morgan Management)	32.6	89.9
	169.2	480.4
Pre-tax Minority Interest in Kinder Morgan Management	(25.0)	(72.7)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners	$144.2	$407.7

As discussed in Note 1(C) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF
No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. The inclusion of Kinder Morgan Energy Partners as a consolidated subsidiary affects the reported amounts of our consolidated revenues and expenses and our reported segment earnings. However, after taking into account the associated minority interests, the adoption of EITF No. 04-5 has no impact on our income from continuing operations or our net income. The net impact on pre-tax earnings of our investment in Kinder Morgan Energy Partners was $148.1 million and $444.4 million for the three months and nine months ended September 30, 2006, respectively.

Income Taxes – Continuing Operations

The income tax provision decreased from $77.2 million in the third quarter of 2005 to $60.0 million in the third quarter of 2006, a decrease of $17.2 million (22%) due principally to a reduction in the effective tax rate applied in calculating deferred tax due to a decrease in the state effective tax rate, tax benefits associated with our Terasen acquisition structure and tax benefits applicable to our Canadian operations, partially offset by taxes on corporate equity and subsidiary earnings of Kinder Morgan Energy Partners.

The income tax provision decreased from $249.3 million for the nine months ended September 30, 2005 to $203.4 million for the nine months ended September 30, 2006, a decrease of $45.9 million (18%) due principally to a reduction in the effective

KMI Form 10-Q

tax rate applied in calculating deferred tax due to a decrease in the state effective tax rate, tax benefits associated with our Terasen acquisition structure and the fact that Kinder Morgan Management shares were sold in 2005 but not in 2006, partially offset by taxes on corporate equity and subsidiary earnings of Kinder Morgan Energy Partners.

Discontinued Operations

In August 2006, we entered into a definitive agreement with a subsidiary of General Electric Company to sell our U.S. retail natural gas distribution and related operations for $710 million plus working capital. Pending regulatory approvals, we expect this transaction to close by the end of the first quarter of 2007. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented. For the three months ended September 30, 2006 and 2005, we recorded $1.2 million of income (net of tax benefits of $4.1 million) and $3.7 million of loss (net of tax benefits of $2.6 million), respectively, from these operations. For the nine months ended September 30, 2006 and 2005, we recorded $9.1 million of income (net of tax of $2.3 million) and $12.8 million of income (net of tax of $8.8 million), respectively, from these operations.

On November 30, 2005, we acquired Terasen (see Note 5 of the accompanying Notes to Consolidated Financial Statements). At that time, we adopted and implemented a plan to discontinue the water and utility services line of business operated by Terasen, which offers water, wastewater and utility services, primarily in Western Canada. During the second quarter of 2006, our wholly owned subsidiary, Terasen Inc., completed the sale of Terasen Water and Utility Services to a group led by CAI Capital Management Co. and including the existing management team of Terasen Water and Utility Services for approximately $118 million (C$133 million). The sale does not include CustomerWorks LP, a 30% joint venture with Enbridge Inc. No gain or loss was recognized from the sale of the water and utility segment. Incremental losses of $0.7 million (net of tax benefits of $0.4 million) were recorded in the six months ended June 30, 2006 reflecting the operating results of the water and utility business segment during 2006 until its sale.

During 1999, we adopted and implemented a plan to discontinue a number of lines of business. During 2000, we essentially completed the disposition of these discontinued operations. For the three months ended September 30, 2006, incremental losses of approximately $0.2 million (net of tax benefits of $0.1 million) were recorded to update previously recorded liabilities. For the nine months ended September 30, 2006 and 2005, incremental losses of approximately $0.4 million (net of tax benefits of $0.2 million) and approximately $1.4 million (net of tax benefits of $0.8 million), respectively, were recorded to increase previously recorded liabilities to reflect updated estimates.

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

KMI Form 10-Q

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

	September 30,	December 31,
	2006	2005	2004	2003
	(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$10,923.6	$6,286.8	$2,258.0	$2,837.5
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.6	283.6	283.6	283.6
Capital Securities	111.5	107.2	-	-
Value of Interest Rate Swaps[1]	53.4	51.8	88.2	88.2
	11,372.1	6,729.4	2,629.8	3,209.3
Minority Interests	2,903.0	1,247.3	1,105.4	1,010.1
Common Equity, Excluding Accumulated Other Comprehensive Loss	4,210.5	4,051.4	2,919.5	2,691.8
	18,485.6	12,028.1	6,654.7	6,911.2
Value of Interest Rate Swaps	(53.4)	(51.8)	(88.2)	(88.2)
Capitalization	18,432.2	11,976.3	6,566.5	6,823.0
Short-term Debt, Less Cash and Cash Equivalents[2]	1,659.6	841.4	328.5	121.8
Invested Capital	$20,091.8	$12,817.7	$6,895.0	$6,944.8

Capitalization:
Outstanding Notes and Debentures	59.3%	52.5%	34.4%	41.6%
Minority Interests	15.8%	10.4%	16.8%	14.8%
Common Equity	22.8%	33.8%	44.5%	39.4%
Deferrable Interest Debentures Issued to Subsidiary Trusts	1.5%	2.4%	4.3%	4.2%
Capital Securities	0.6%	0.9%	-%	-%

Invested Capital:
Net Debt[3,4]	62.6%	55.6%	37.5%	42.6%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Capital Securities and Minority Interests	37.4%	44.4%	62.5%	57.4%

1

See “Significant Financing Transactions” following.

2

Cash and cash equivalents netted against short-term debt were $110.2 million, $116.6 million, $176.5 million and $11.1 million for September 30, 2006 and December 31, 2005, 2004 and 2003, respectively.

3

Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

4

Our ratio of net debt to invested capital at September 30, 2006, not including the effects of consolidating Kinder Morgan Energy Partners, was 54.4%.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, our commercial paper and bankers’ acceptance programs (which are supported by our revolving bank facilities) and cash provided by operations. The following represents the revolving, unsecured credit facilities that were available to Kinder Morgan, Inc. and its respective subsidiaries, amounts outstanding and available borrowing capacity under the facilities after applicable letters of credit.

KMI Form 10-Q

	At September 30, 2006		At October 31, 2006
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(U.S. Dollars in millions)
Kinder Morgan, Inc.
$800 million, five-year revolver, due August 2010[1]	$112.0	$618.1	$185.0	$545.1
Kinder Morgan Energy Partners
$1.85 billion, five-year revolver, due August 2010	887.6	524.3	834.1	652.8
Terasen
C$450 million, three-year revolver, due May 2009	157.5	179.8	111.3	224.5
Terasen Gas Inc.
C$500 million, three-year revolver, due June 2009	185.2	223.1	150.5	256.0
Terasen Pipelines (Corridor) Inc.
C$225 million, 364-day revolver, due January 2007	126.2	75.2	154.9	45.4

1

As discussed in Note 9 of the accompanying Notes to Consolidated Financial Statements, on August 28, 2006, we entered into a definitive merger agreement under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, will acquire all of our outstanding common stock for $107.50 per share in cash (the “Going Private” transaction). Credit rating agencies have indicated that our debt rating would be downgraded if the proposed Going Private transaction is approved by our stockholders. This factor combined with the uncertainty that the Going Private transaction or any other proposals or extraordinary transaction will be approved or completed has limited our access to the commercial paper market. As a result, we are currently utilizing our $800 million credit facility for Kinder Morgan, Inc.’s short-term borrowing needs.

These facilities can be used for the respective entity’s general corporate purposes and as backup for that entity’s respective commercial paper and bankers’ acceptance programs. Additionally, at September 30, 2006 and October 31, 2006, we had a C$20 million demand facility associated with Terasen Pipelines (Corridor) Inc.’s credit facility put in place for overdraft purposes and short-term cash management.

Our current maturities of long-term debt of $301.4 million at September 30, 2006 represents (i) $5.0 million of current maturities of our 6.50% Series Debentures due September 1, 2013, (ii) $248.8 million, net of discounts, of Kinder Morgan Energy Partners’ 5.35 % Senior Notes due August 18, 2007, (iii) $5.8 million of current maturities under Kinder Morgan Texas Pipeline, L.P.’s 5.23% Series Notes due January 2, 2014, (iv) $5.0 million of current maturities under Central Florida Pipe Line LLC’s 7.84% Series Notes due July 23, 2007, (v) $2.1 million of current maturities under Terasen Gas Inc.’s capital lease obligations, (vi) $17.9 million of Terasen Gas Inc.’s 9.75% Series D Notes due December 17, 2006 and (vii) $16.8 million of estimated current maturities relating to TGVI’s C$350 million credit facility which, as discussed following, has been classified as long-term in our Consolidated Balance Sheet at September 30, 2006. Current maturities of Terasen and its subsidiaries are denominated in Canadian dollars but are reported here in U.S. dollars converted at the September 30, 2006 Bank of Canada closing rate of 0.8947 U.S. dollars per Canadian dollar. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represents an additional short-term obligation of $287.4 million at September 30, 2006. Given our expected cash flows from operations and our unused debt capacity as discussed preceding, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Significant Financing Transactions

On August 14, 2001, we announced a program to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million, $800 million and $925 million in February 2002, July 2002, November 2003, April 2004, November 2004, April 2005 and November 2005, respectively. As of September 30, 2006, we had repurchased a total of approximately $906.8 million (14,934,300 shares) of our outstanding common stock under the program. No shares of our common stock were repurchased in the three months ended September 30, 2006. In the nine months ended September 30, 2006, we repurchased $31.5 million (339,800 shares) of our common stock. We have ceased additional share repurchases in 2006 in order to fund capital projects, primarily in Canada.

On September 25, 2006, Terasen Gas Inc. issued C$120 million 5.55% medium term note debentures, due September 25, 2036. Of the $106.9 million (C$119.4 million) net proceeds from this issuance after underwriting discounts and commissions, $89.5 million (C$100 million) was used to repay short-term commercial paper debt that was primarily incurred to pay Terasen Gas Inc.’s C$100 million 6.15% medium term note debentures that matured on July 31, 2006. The remaining proceeds will be used to repay Terasen Gas Inc.’s C$20 million 9.75% notes, which will mature on December 17, 2006.

KMI Form 10-Q

Effective August 28, 2006, Kinder Morgan Energy Partners terminated its $250 million unsecured nine-month bank credit facility due November 21, 2006, and increased its existing five-year bank credit facility from $1.60 billion to $1.85 billion. The five-year unsecured bank credit facility remains due August 18, 2010; however, the bank facility can now be amended to allow for borrowings up to $2.1 billion.  There were no borrowings under Kinder Morgan Energy Partners’ five-year credit facility as of September 30, 2006.

In an August 2006 public offering, Kinder Morgan Energy Partners issued 5,750,000 common units at a price of $44.80, less commissions and underwriting expenses. After all fees, net proceeds were $248.0 million for the issuance of these common units. The proceeds from this equity issuance were used to reduce the borrowings under Kinder Morgan Energy Partners’ commercial paper program.

In July 2006, we received notification of election from the holders of our 7.35% Series debentures due 2026 electing the option, as provided in the indenture governing the debentures, to require us to redeem the securities on August 1, 2006. The full $125 million of principal was elected to be redeemed and was paid, along with accrued interest of approximately $4.6 million, on August 1, 2006, utilizing incremental borrowing under our $800 million credit facility.

On July 31, 2006, Terasen Gas Inc.’s C$100 million 6.15% medium term note debentures matured, and the note holders were paid utilizing a combination of cash on hand and incremental short-term borrowing.

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

Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline, LLC) was deconsolidated and will subsequently be accounted for under the equity method of accounting (See Note 5). All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of September 30, 2006, Rockies Express Pipeline LLC had $583.5 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility. Accordingly, as of September 30, 2006, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $297.6 million.

On February 22, 2006, Kinder Morgan Energy Partners entered into a nine-month $250 million credit facility due November 21, 2006 with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent. Borrowings under the credit facility can be used for general corporate purposes and as backup for Kinder Morgan Energy Partners’ commercial paper program and include financial covenants and events of default that are common in such arrangements. This agreement was terminated concurrent with Kinder Morgan Energy Partners’ increase of its 5-year credit facility from $1.6 billion to $1.85 billion.

On January 31, 2006, Terasen Pipelines (Corridor) Inc.’s $225 million senior unsecured revolving credit facility and the associated C$20 million non-revolving demand facility were extended under the same terms for an additional 364 days as permitted under the terms of the facilities.

On January 13, 2006, TGVI entered into a five-year C$350 million unsecured committed revolving credit facility with a syndicate of banks. TGVI issued bankers’ acceptances under this facility to completely refinance TGVI’s former term facility

KMI Form 10-Q

and intercompany advances from Terasen. The bankers’ acceptances have terms not to exceed 180 days at the end of which time they are replaced by new bankers’ acceptances. The facility can also be utilized to finance working capital requirements and for general corporate purposes. The terms and conditions are similar to those of the previous facility and common for such term credit facilities. Concurrently with executing this facility, TGVI entered into a C$20 million seven-year unsecured committed non-revolving credit facility with one bank. This facility will be utilized for purposes of refinancing any annual prepayments that TGVI may be required to make on non-interest bearing government contributions. The terms and conditions are primarily the same as the aforementioned TGVI facility except this facility ranks junior to repayment of TGVI’s Class B subordinated debt, which is held by its parent company, Terasen. At September 30, 2006, TGVI had outstanding bankers’ acceptances under the C$350 million credit facility with an average term of less than three months. While the bankers’ acceptances are short term, the underlying credit facility on which the bankers’ acceptances are committed is open through January 2011. Accordingly, under the C$350 million credit facility, borrowings outstanding at September 30, 2006 of $237.3 million have been classified as long-term debt and an estimated $16.8 million as current maturities in our accompanying interim Consolidated Balance Sheet at a weighted-average interest rate of 5.11%. For the three months ended September 30, 2006, average borrowings were $252.4 million at a weighted-average rate of 5.12%. For the nine months ended September 30, 2006, average borrowings were $254.5 million at a weighted-average rate of 4.70%. Borrowings outstanding under the $20 million credit facility at September 30, 2006 were $3.4 million.

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

As of September 30, 2006, we had outstanding the following interest rate swap agreements that qualify for fair value hedge accounting under SFAS No. 133:

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

KMI Form 10-Q

•

$300 million principal amount of its 7.40% senior notes due March 15, 2031;

•

$200 million principal amount of its 7.75% senior notes due March 15, 2032;

•

$400 million principal amount of its 7.30% senior notes due August 15, 2033; and

•

$100 million principal amount of its 5.80% senior notes due March 15, 2035.

As of September 30, 2006, we had outstanding the following interest rate swap agreements that are not designated as fair value hedges; however, the interest costs or changes in fair values of the underlying swaps are ultimately recoverable or payable to customers or shippers.

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

Interest in Kinder Morgan Energy Partners

At September 30, 2006, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 29.8 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 10.1 million i-units, represent approximately 13.0% of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 14.7% of Kinder Morgan Energy Partners’ total equity interests at September 30, 2006.

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

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2005 Form 10-K. As discussed in Note 1(C) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Further information regarding the cash flows of Kinder Morgan Energy Partners is included under the caption “Financial Condition” of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 79 to 86 of Kinder

KMI Form 10-Q

Morgan Energy Partners’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which is incorporated herein by reference.

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” increased from $247.4 million for the nine months ended September 30, 2005 to $1,171.7 million for the nine months ended September 30, 2006, an increase of $924.3 million. This positive variance is principally due to (i) an increase of $1,113.6 million of net income, net of non-cash items including depreciation and amortization, deferred income taxes, undistributed earnings from equity investments, minority interests in income of consolidated subsidiaries, net gains and losses on sales of assets, mark-to-market interest rate swap loss and losses on disposal of discontinued operations ($951.6 million and $101.9 million of this $1,113.6 million increase are attributable to Kinder Morgan Energy Partners and Terasen, respectively), (ii) a $277.5 million increase in cash relative to net changes in working capital items, of which Kinder Morgan Energy Partners contributed a decrease of $64.0 million and Terasen contributed an increase of $60.3 million, (iii) the fact that 2005 included a $25.0 million pension payment and (iv) an $18.7 million source of cash attributable to Terasen rate stabilization accounts. These positive impacts are partially offset by (i) a $334.1 million decrease in distributions received from equity investments, of which the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements contributed a decrease of $387.6 million, (ii) a net increased use of cash of $79.4 million for gas in underground storage, of which Kinder Morgan Energy Partners and Terasen contributed $26.1 million and $48.4 million, respectively, (iii) a $15.4 million increase of payments made for natural gas liquids inventory entirely attributable to Kinder Morgan Energy Partners, (iv) $19.1 million of payments made to certain shippers on Kinder Morgan Energy Partners’ Pacific operations’ pipelines as a result of a settlement agreement reached in May 2006 regarding delivery tariffs and gathering enhancement fees at its Watson Station (see Note 15 of the accompanying Notes to Consolidated Financial Statements), (v) the fact that 2005 included a $26.4 million non-cash debit to income for hedging ineffectiveness and (vi) a decrease of $24.6 million in 2006 cash attributable to discontinued operations (see Note 8 of the accompanying Notes to Consolidated Financial Statements.) Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

“Net Cash Flows Used in Investing Activities” increased from $16.9 million for the nine months ended September 30, 2005 to $1,285.0 million for the nine months ended September 30, 2006, an increase of $1,268.1 million. This increased use of cash is principally due to (i) $366.4 million of cash used to acquire Entrega Pipeline LLC and various other assets (See Note 5 of the accompanying Notes to Consolidated Financial Statements), (ii) an additional $10.2 million attributable to the acquisition of Terasen (See Note 5 of the accompanying Notes to Consolidated Financial Statements), (iii) a $971.0 million increased use of cash for capital expenditures, of which $751.3 million and $178.5 million are attributable to Kinder Morgan Energy Partners and Terasen, respectively, (iv) the fact that 2005 included $92.5 million of proceeds from the sale of Kinder Morgan Management, LLC shares (see Note 6 of the accompanying Notes to Consolidated Financial Statements), (v) $12.9 million for investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill, all of which is attributable to Kinder Morgan Energy Partners and (vi) a $7.8 million net increase during 2006 of investments in margin deposits associated with hedging activities utilizing energy derivative instruments, of which proceeds of $1.4 million is attributable to Kinder Morgan Energy Partners. Partially offsetting these negative impacts are (i) an $80.5 million increase in proceeds from sales of other assets net of removal costs, of which $71.6 million is attributable to Kinder Morgan Energy Partners and (ii) $113.3 million of proceeds received for the sale of Terasen’s discontinued Water and Utility Services.

Net Cash Flows from Financing Activities

“Net Cash Flows Provided by (Used in) Financing Activities” increased from a use of $396.0 million for the nine months ended September 30, 2005 to a source of $91.5 million for the nine months ended September 30, 2006, an increase of $487.5 million. This increase is principally due to (i) the fact that 2005 included $500 million of cash used to retire our $500 million 6.65% Senior Notes, (ii) $249.5 million of proceeds received in 2006 from the issuance of TGVI’s Floating Rate Syndicated Credit Facility, (iii) $103.5 million of proceeds, net of issuance costs, received in 2006 from the issuance of Terasen Gas Inc.’s 5.55% Medium Term Note Debentures due September 25, 2036 (see Note 9 of the accompanying Notes to Consolidated Financial Statements), (iv) a $164.7 million decrease in cash paid during 2006 to repurchase our common shares, (v) a $415.5 million increase in short-term debt, of which $733.9 million of additional borrowing is attributable to Kinder Morgan Energy Partners and a $136.1 million reduction in short-term debt is attributable to Terasen, (vi) $353.8 million of contributions from minority interest owners, primarily Kinder Morgan Energy Partners’ issuance of 5.75 million common units receiving net proceeds (after underwriting discount) of $248.0 million and Sempra Energy’s $104.2 million contribution for its 33 1/3% share of the purchase price of Entrega Pipeline LLC and (vii) an $11.4 million increase from net changes in cash book overdrafts—which represent checks issued but not yet endorsed. Partially offsetting these factors are (i) $125 million of cash used to retire our 7.35% Series  debentures which were elected by the holders to be redeemed on August 1, 2006 as provided in the indenture governing the debentures (ii) the fact that 2005 included $248.5 million of proceeds, net

KMI Form 10-Q

of issuance costs, from the issuance of our 5.15% Senior Notes due March 1, 2015, (iii) $181.6 million of cash used to retire TGVI’s Syndicated Credit Facility, $86.7 million of cash used to retire Terasen’s 4.85% Series 2 Medium Term Notes and $86.7 million of cash used to retire Terasen Gas Inc.’s 6.15% Series 16 Medium Term Notes (see Note 9 of the accompanying Notes to Consolidated Financial Statements), (iv) an increase of $452.1 million of minority interest distributions, principally consisting of Kinder Morgan Energy Partners’ $345.5 million distribution to common unit owners and $105.2 million paid from Kinder Morgan Energy Partners’ Rockies Express Pipeline LLC subsidiary to Sempra Energy, (v) an $87.6 million increase in cash paid for dividends in 2006, principally due to the increased dividends declared per share, (vi)  a decrease of $25.0 million for issuance of our common stock, principally due to a reduction of employee stock option exercises and (vii) an $7.9 million use of cash during 2006 for short-term advances to unconsolidated affiliates versus a $0.1 million source of cash during 2005 for short-term advances from unconsolidated affiliates, principally Kinder Morgan Energy Partners, during 2005.

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

On July 19, 2006, Kinder Morgan Energy Partners declared a quarterly distribution of $0.81 per unit for the quarterly period ended June 30, 2006, of which $115.6 million was paid on August 14, 2006 to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units.

On October 18, 2006, Kinder Morgan Energy Partners declared a quarterly distribution of $0.81 per unit for the quarterly period ended September 30, 2006. The distribution will be paid on November 14, 2006, to unitholders of record as of October 31, 2006.

KMI Form 10-Q

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

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•

the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement in connection with the Going Private transaction;

•

the inability to complete the Going Private transaction due to the failure to obtain stockholder approval or the failure to satisfy other conditions required to consummate the merger;

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

KMI Form 10-Q

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

•

the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners may experience;

•

the timing and success of Kinder Morgan Energy Partners’ and our business development efforts; and

•

unfavorable results of litigation and the fruition of contingencies referred to in the accompanying Notes to Consolidated Financial Statements.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our annual report on Form 10-K and Kinder Morgan Energy Partners’ annual report on Form 10-K, each for the year ended December 31, 2005, and Part II, Item 1A “Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in “Risk Factors” above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Our Value-at-Risk model as discussed following, is used to measure the risk of price changes in the crude oil, natural gas and natural gas liquids markets. Value-at-Risk is a statistical measure of how much the marked-to-market value of a portfolio could change during a period of time, within a certain level of statistical confidence. We use a closed form model to evaluate risk on a daily basis. Our Value-at-Risk computations use a confidence level of 95% for the resultant price movement and a holding period of one day chosen for the calculation. The confidence level used means that there is a 95% probability that the mark-to-market losses for a single day will not exceed the Value-at-Risk amount presented. Value-at-Risk at September 30, 2006, which nets the change in our financial derivatives against the change in our physical commodities, was not material.

Our calculated Value-at-Risk exposure represents an estimate of the reasonably possible net losses that would be recognized on our portfolio assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results

KMI Form 10-Q

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

Item 4.

Controls and Procedures.

As of September 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to complete the Going Private transaction would likely have an adverse effect on us. There can be no assurance that our stockholders will approve the merger agreement or that the other conditions to the completion of the Going Private transaction will be satisfied. In connection with the Going Private transaction, we are subject to several risks, including the following:

•

On May 26, 2006, the last trading day prior to the announcement of management’s proposal of the merger, our common stock closed at $84.41 per share. After that announcement, the stock price rose to trade close to the $100 per share proposal price. Since the merger agreement was signed on August 28, 2006, our common stock has traded generally between $104 and $106 per share. The current price of our common stock may reflect a market assumption that the merger will close. If the merger is not consummated, the stock price would likely retreat from its current trading range.

•

Certain costs relating to the merger, including legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed.

•

Under circumstances set out in the merger agreement, if the Going Private transaction is not completed we may be required to pay the acquiring company a termination fee of $215 million and reimburse up to $45 million of the acquiring company’s expenses, which will be credited against the termination fee if it becomes payable.

•

Our management’s and our employees’ attention will have been diverted from our day-to-day operations, we may experience unusually high employee attrition and our business and customer relationships may be disrupted.

Consummation of the Going Private transaction would result in substantially more debt to us, which could have an adverse effect on us, such as a downgrade of the ratings of our debt securities, and that downgrade could be significant. In response to the May 29, 2006 announcement of the proposal to acquire all of our outstanding common stock, Moody’s Investor Services placed both our long-term and short-term debt ratings under review for possible downgrade. Standard & Poor’s put our long-term and short-term debt ratings on credit watch with negative implications. There can be no assurance that any definitive offer will be made, that any agreement will be executed, or that the management proposal or any other transaction will be approved or consummated. If the Going Private transaction is consummated, we will incur substantially more debt, which could have an adverse effect on us, such as a downgrade in the ratings of our debt securities, which could be significant. Additionally, consummation of the Going Private transaction could have other adverse effects on us.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. See also Note 10 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

KMI Form 10-Q

Item 6.

Exhibits.

2.1

Agreement and Plan of Merger, dated as of August 28, 2006, among Kinder Morgan, Inc., Knight Holdco LLC and Knight Acquisition Co. (filed as Exhibit 2.1 to Kinder Morgan, Inc.’s Current Report on Form
8-K, filed on August 28, 2006, and incorporated herein by reference).

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

32.1*

Section 1350 Certification of Chief Executive Officer

32.2*

Section 1350 Certification of Chief Financial Officer

99.1*

Kinder Morgan Energy Partners’ Quarterly Report on Form 10-Q for the three months ended September 30, 2006

_______________________________________

*Filed herewith

KMI Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. (Registrant)
November 8, 2006	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer