Form 10-Q
period 2007-03-31
KINDER MORGAN INC
filed 2007-05-10
CIK 54502

Table of Contents

KMI Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock, $5 par value, as of April 30, 2007 was 134,270,801 shares.

KMI Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

KMI Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	March 31, 2007	December 31, 2006
	(In millions)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$690.4	$129.8
Restricted Deposits	23.7	-
Accounts, Notes and Interest Receivable, Net:
Trade	902.1	1,173.3
Related Parties	8.8	10.4
Inventories	160.1	275.0
Gas Imbalances	19.2	14.9
Assets Held for Sale	439.0	87.9
Rate Stabilization	-	124.3
Other	117.9	204.2
	2,361.2	2,019.8

Notes Receivable – Related Parties	89.7	89.7

Investments	1,046.2	1,084.6

Goodwill	1,974.7	3,043.8

Other Intangibles, Net	225.7	229.5

Property, Plant and Equipment, Net:
Property, Plant and Equipment	18,314.4	21,145.9
Accumulated Depreciation, Depletion and Amortization	(2,322.9)	(2,306.3)
	15,991.5	18,839.6

Assets Held for Sale, Non-current	4,437.0	422.3

Deferred Charges and Other Assets	431.0	1,066.3

Total Assets	$26,557.0	$26,795.6

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	March 31, 2007	December 31, 2006
	(In millions except shares)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$575.5	$511.2
Notes Payable	354.3	1,665.3
Cash Book Overdrafts	34.4	59.6
Accounts Payable	856.8	1,115.5
Accrued Interest	110.0	220.4
Accrued Taxes	247.2	85.5
Gas Imbalances	18.5	29.2
Rate Stabilization	-	11.4
Liabilities Held for Sale	1,065.7	78.3
Other	612.9	840.0
	3,875.3	4,616.4

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,748.9	3,144.0
Liabilities Held for Sale, Non-current	2,487.7	7.9
Other	1,051.0	1,349.4
	6,287.6	4,501.3

Long-term Debt:
Outstanding Notes and Debentures	9,636.1	10,623.9
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.6	283.6
Capital Securities	-	106.9
Value of Interest Rate Swaps	56.4	46.4
	9,976.1	11,060.8

Minority Interests in Equity of Subsidiaries	3,022.2	3,095.5

Stockholders’ Equity:
Common Stock-
Authorized – 300,000,000 Shares, Par Value $5 Per Share Outstanding – 149,239,141 and 149,166,709 Shares, Respectively, Before Deducting 15,023,351 and 15,022,751 Shares Held in Treasury	746.2	745.8
Additional Paid-in Capital	3,058.5	3,048.9
Retained Earnings	644.1	778.7
Treasury Stock	(915.9)	(915.9)
Accumulated Other Comprehensive Loss	(137.1)	(135.9)
Total Stockholders’ Equity	3,395.8	3,521.6

Total Liabilities and Stockholders’ Equity	$26,557.0	$26,795.6

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

	Three Months Ended March 31,
	2007	2006
	(In millions except per share amounts)
Operating Revenues:
Natural Gas Sales	$1,417.9	$1,717.8
Transportation and Storage	804.0	763.8
Oil and Product Sales	190.9	174.4
Other	44.9	29.8
Total Operating Revenues	2,457.7	2,685.8

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	1,452.6	1,746.0
Operations and Maintenance	289.9	260.8
General and Administrative	110.4	82.3
Depreciation, Depletion and Amortization	155.3	124.4
Taxes, Other Than Income Taxes	44.2	43.8
Other Income	(2.2)	-
Impairment of Assets	377.1	-
Total Operating Costs and Expenses	2,427.3	2,257.3

Operating Income	30.4	428.5

Other Income and (Expenses):
Earnings of Equity Investees	24.4	30.2
Interest Expense, Net	(147.2)	(129.4)
Interest Expense – Deferrable Interest Debentures	(5.5)	(5.5)
Minority Interests	(58.2)	(90.1)
Other, Net	5.3	(17.7)
Total Other Income and (Expenses)	(181.2)	(212.5)

(Loss) Income from Continuing Operations Before Income Taxes	(150.8)	216.0
Income Taxes	87.7	79.1
(Loss) Income from Continuing Operations	(238.5)	136.9
Income from Discontinued Operations, Net of Tax	226.1	56.8

Net (Loss) Income	$(12.4)	$193.7

Basic (Loss) Earnings Per Common Share:
Continuing Operations	$(1.79)	$1.02
Discontinued Operations	1.70	0.43
Total Basic (Loss) Earnings Per Common Share	$(0.09)	$1.45

Number of Shares Used in Computing Basic Earnings Per Common Share	133.4	133.7

Diluted (Loss) Earnings Per Common Share:
Continuing Operations	$(1.79)	$1.01
Discontinued Operations	1.70	0.42
Total Diluted (Loss) Earnings Per Common Share	$(0.09)	$1.43

Number of Shares Used in Computing Diluted Earnings Per Common Share	133.4	135.0

Dividends Per Common Share	$0.8750	$0.8750

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2007	2006
	(In millions)
Cash Flows From Operating Activities:
Net (Loss) Income	$(12.4)	$193.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Income from Discontinued Operations, Net of Tax	(226.1)	(56.8)
Loss from Impairment of Assets	377.1	-
Depreciation, Depletion and Amortization	155.3	124.4
Deferred Income Taxes	7.5	31.1
Earnings of Equity Investees	(24.4)	(30.2)
Distributions from Equity Investees	46.2	24.3
Minority Interests in Income of Consolidated Subsidiaries	58.2	90.1
Gains from Property Casualty Indemnifications	(1.8)	-
Net Gains on Sales of Assets	(2.5)	(0.2)
Mark-to-Market Interest Rate Swap Loss	-	22.3
Changes in Gas in Underground Storage	(52.3)	(66.9)
Changes in Working Capital Items	(51.2)	(63.0)
Net Proceeds from Termination of Interest Rate Swaps	56.6	-
Other, Net	14.9	(29.2)
Net Cash Flows Provided by Continuing Operations	345.1	239.6
Net Cash Flows Provided by Discontinued Operations	121.3	198.0
Net Cash Flows Provided by Operating Activities	466.4	437.6

Cash Flows From Investing Activities:
Capital Expenditures	(357.4)	(225.2)
Acquisition of Entrega	-	(240.0)
Acquisition of Terasen Inc.	-	(9.7)
Other Acquisitions	(3.9)	-
Net Investments in Margin Deposits	(48.8)	(38.9)
Other Investments	(16.0)	(3.4)
Natural Gas Stored Underground and Natural Gas Liquids Line-fill	5.2	(9.8)
Property Casualty Indemnifications	8.0	-
Sales of Other Assets Net of Removal Costs	1.4	6.1
Net Cash Flows Used in Continuing Investing Activities	(411.5)	(520.9)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	587.1	(36.1)
Net Cash Flows Provided by (Used in) Investing Activities	175.6	(557.0)

KMI Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

Kinder Morgan, Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2007	2006
	(In millions)
Cash Flows From Financing Activities:
Short-term Debt, Net	(833.9)	460.1
Long-term Debt Issued	1,000.0	-
Long-term Debt Retired	(1.4)	(1.4)
Increase in Cash Book Overdrafts	(25.2)	4.5
Common Stock Issued	4.8	8.1
Excess Tax Benefits from Share-based Payment Arrangements	1.9	3.2
Short-term Advances From (To) Unconsolidated Affiliates	3.2	(4.2)
Treasury Stock Acquired	-	(34.3)
Cash Dividends, Common Stock	(117.4)	(117.1)
Minority Interests, Contributions	-	90.7
Minority Interests, Distributions	(125.6)	(115.5)
Debt Issuance Costs	(7.9)	(2.0)
Other, Net	-	(1.1)
Net Cash Flows (Used in) Provided by Continuing Financing Activities	(101.5)	291.0
Net Cash Flows Provided by (Used in) Discontinued Financing Activities	34.0	(116.3)
Net Cash Flows (Used in) Provided by Financing Activities	(67.5)	174.7

Effect of Exchange Rate Changes on Cash	0.2	(0.4)

Effect of Accounting Change on Cash	-	12.1

Cash Balance Included in Assets Held for Sale	(14.1)	-

Net Increase in Cash and Cash Equivalents	560.6	67.0
Cash and Cash Equivalents at Beginning of Period	129.8	116.6
Cash and Cash Equivalents at End of Period	$690.4	$183.6

For supplemental cash flow information, see Note 1(K).

The accompanying notes are an integral part of these statements.

KMI Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are one of the largest energy transportation and storage companies in North America, operating or owning an interest in approximately 41,000 miles of pipelines and approximately 150 terminals. We have both regulated and nonregulated operations. We also own the general partner interest and a significant limited partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. Due to our implementation of a recent accounting pronouncement (see Note 1(C)), we are including Kinder Morgan Energy Partners and its consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. This means that the accounts, balances and results of operations of Kinder Morgan Energy Partners and its consolidated subsidiaries are now presented on a consolidated basis with ours and those of our other consolidated subsidiaries for financial reporting purposes, instead of equity method accounting as previously reported. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KMI.” Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. We believe, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods presented. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

To convert March 31, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the March 31, 2007 Bank of Canada closing exchange rate of 0.8661 U.S. dollars per Canadian dollar.  All dollars are U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$.

On August 28, 2006, we entered into a definitive merger agreement under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, would acquire all of our outstanding common stock for $107.50 per share in cash, referred to in this report as the Going Private transaction. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders voted to approve the proposed merger agreement at a special meeting on December 19, 2006. The transaction is expected to be completed in the second quarter of 2007, subject to receipt of regulatory approvals, as well as the satisfaction of other customary closing conditions.

1.

Nature of Operations and Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K.

(A)

Stock-Based Compensation

Effective January 1, 2006, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and requires companies to expense the value of employee stock options and similar awards. Because we used the fair-value method of accounting for stock-based compensation for pro forma disclosure under SFAS No. 123, we applied SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures.

KMI Form 10-Q

(B) Nature of Operations

Our business activities include: (i) transporting, storing and selling natural gas, (ii) transporting crude oil and transporting, storing and processing refined petroleum products, (iii) producing, transporting and selling carbon dioxide, commonly called CO2, for use in, and selling crude oil produced from, enhanced oil recovery operations, (iv) transloading, storing and delivering a wide variety of bulk, petroleum, petrochemical and other liquid products at terminal facilities located across the United States, and (v) operating and, in previous periods, constructing electric generation facilities.

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

We have prospectively applied EITF No. 04-5 using Transition Method A. The adoption of this new pronouncement has no impact on our consolidated stockholders’ equity. There also is no impact on the financial covenants in our loan agreements from the implementation of EITF No. 04-5 because our $800 million credit facility was amended to exclude the effect of consolidating Kinder Morgan Energy Partners. See Note 12 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K.

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

We provide various types of natural gas storage and transportation services to customers. The natural gas remains the property of these customers at all times. In many cases (generally described as “firm service”), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue in the period the service is provided. The per-unit charge is recognized as revenue when the volumes are delivered to the customers’ agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as “interruptible service”), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements. In addition to our “firm” and “interruptible” services, we also provide a Line Pack Service (“LPS”) to assist customers in managing short-term gas surpluses or deficits. Revenues are recognized based on the terms negotiated per the contracts.

We provide crude oil transportation services and refined petroleum products transportation and storage services to customers. Revenues are recorded when products are delivered and services have been provided and adjusted according to terms prescribed by the toll settlements with shippers and approved by regulatory authorities.

KMI Form 10-Q

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

(E) Inventories

Our inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Gas in Underground Storage (Current)	$118.9	$225.2
Product Inventories	19.3	20.4
Materials and Supplies	21.9	29.4
	$160.1	$275.0

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

We purchased our investment in Kinder Morgan Energy Partners in October 1999. The businesses of Kinder Morgan Energy Partners that existed at that time are presently located in the Products Pipelines, CO2, and Terminals segments. The equity method goodwill recharacterized as goodwill arising from an acquisition was allocated to these reporting units effective January 1, 2006 based on the respective fair value of each reporting unit at the date of our 1999 investment in Kinder Morgan Energy Partners. In addition, treating Kinder Morgan Energy Partners as our consolidated subsidiary resulted in goodwill balances residing on its books to be included within our goodwill balance. Previously, these amounts were included as part of our investment in Kinder Morgan Energy Partners pursuant to the equity method.

Changes in the carrying amount of our goodwill for the three months ended March 31, 2007 are summarized as follows:

	December 31, 2006	Adjustments[1,2]	March 31, 2007
	(In millions)
Power Segment	$24.8	$-	$24.8
Kinder Morgan Canada Segment	657.0	(376.5)	280.5
Terasen Gas Segment	692.6	(692.6)	-
KMP – Products Pipelines Segment	943.4	-	943.4
KMP – Natural Gas Pipelines Segment	288.4	-	288.4
KMP – CO2 Segment	72.4	-	72.4
KMP – Terminals Segment	365.2	-	365.2

Consolidated Total	$3,043.8	$(1,069.1)	$1,974.7

_________________

KMI Form 10-Q

1

The $376.5 million adjustment to our Kinder Morgan Canada segment consists of (i) a $6.1 million increase due to the translation of goodwill denominated in Canadian dollars and (ii) a $382.6 million reduction due to an impairment charge, as discussed further following.

2

As discussed in Note 7, in February 2007 we reached an agreement to sell our Terasen Gas segment. Accordingly, as of March 31, 2007, the goodwill related to this segment is reported within the caption “Assets Held for Sale, Non-current” in the accompanying interim Consolidated Balance Sheet.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets. Our annual impairment tests determined that the carrying value of goodwill was not impaired. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and, according to the provisions of SFAS No. 142, equity method goodwill is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of March 31, 2007, we have reported $138.2 million of equity method goodwill within the caption “Investments” in the accompanying interim Consolidated Balance Sheet.

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. (This transaction was completed April 30, 2007; see Note 16.) Under GAAP, this transaction caused us to consider the fair value of the Trans Mountain pipeline system, which is currently in the Kinder Morgan Canada segment, in determining whether goodwill related to these assets was impaired. Accordingly, based on our consideration of the transaction value and supporting third-party information obtained regarding the fair values of the Trans Mountain pipeline system assets, a goodwill impairment charge of $377.1 million was recorded in the first quarter of 2007.

(G) Other Intangibles, Net

Our intangible assets other than goodwill include lease value, contracts, customer relationships and agreements. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated useful lives, and are reported separately as “Other Intangibles, Net” in the accompanying interim Consolidated Balance Sheets. Following is information related to our intangible assets:

	March 31, 2007	December 31, 2006
	(In millions)
Lease Value:
Gross Carrying Amount	$6.6	$6.6
Accumulated Amortization	(1.3)	(1.3)
Net Carrying Amount	5.3	5.3

Contracts and Other:
Gross Carrying Amount	260.5	260.5
Accumulated Amortization	(40.1)	(36.3)
Net Carrying Amount	220.4	224.2

Total Other Intangibles, Net	$225.7	$229.5

Amortization expense on our intangibles consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Lease Value[1]	$-	$-
Contracts and Other	3.8	3.8
Total Amortization Expense	$3.8	$3.8

_______________

1

Three months ended March 31, 2007 and 2006 included expense of less than $0.1 million.

As of March 31, 2007, our weighted-average amortization period for our intangible assets was approximately 18.0 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $15.1 million, $14.8 million, $13.8 million, $13.7 million and $13.6 million, respectively.

KMI Form 10-Q

(H) Accounting for Minority Interests

Due to our implementation of EITF No. 04-5, we are including Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006.

The caption “Minority Interests in Equity of Subsidiaries” in our accompanying interim Consolidated Balance Sheets is comprised of the following balances:

	March 31, 2007	December 31, 2006
	(In millions)
Kinder Morgan Energy Partners	$1,636.1	$1,727.7
Kinder Morgan Management, LLC	1,350.4	1,328.4
Triton Power	23.2	25.9
Other	12.5	13.5
	$3,022.2	$3,095.5

On January 17, 2007, Kinder Morgan Energy Partners paid a distribution of $0.83 per common unit for the quarterly period ended December 31, 2006, of which $123.4 million was paid to the public holders (represented in minority interests) of Kinder Morgan Energy Partners’ common units. On April 18, 2007, Kinder Morgan Energy Partners declared a distribution of $0.83 per common unit for the quarterly period ended March 31, 2007. The distribution will be paid on May 15, 2007, to unitholders of record as of April 30, 2007.

(I) Asset Retirement Obligations

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”) effective January 1, 2003. This statement changed the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. The implementation of FIN 47 did not change the application of the guidance implemented under SFAS No. 143 in relation to our facts and circumstances. Additional information regarding our asset retirement obligations is included in our 2006 Form 10-K.

We have included $1.4 million of our total asset retirement obligations as of March 31, 2007 in the caption “Current Liabilities: Other” and the remaining $51.2 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet. A reconciliation of the changes in our accumulated asset retirement obligations for each of the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Beginning of Period	$52.5	$3.2
KMP ARO Consolidated into KMI	-	43.2	[1]
Liabilities Settled	(0.6)	(0.5)
Accretion Expense	0.7	0.6
End of Period	$52.6	$46.5

1

Represents asset retirement obligation balances of Kinder Morgan Energy Partners as of December 31, 2005. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts and balances of Kinder Morgan Energy Partners are included in our consolidated results as discussed in Note 1(C).

KMI Form 10-Q

(J) Related Party Transactions

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners owns a 51.17% equity interest in Plantation Pipe Line Company (“Plantation”). An affiliate of ExxonMobil owns the remaining 48.83% interest. In July 2004, Plantation borrowed funds of $190 million from its owners and repaid all of its outstanding debt balances. Kinder Morgan Energy Partners loaned Plantation $97.2 million, which corresponds to its 51.17% ownership interest, in exchange for a seven-year note receivable bearing interest at the rate of 4.72% per annum. As of December 31, 2006, the principal amount receivable from this note was $93.1 million. We included $3.4 million of this balance within “Accounts, Notes and Interest Receivable, Net: Related Parties” in our accompanying interim Consolidated Balance Sheet as of December 31, 2006, and we included the remaining $89.7 million balance within “Notes Receivable – Related Parties.”

In January 2007, Plantation paid to Kinder Morgan Energy Partners $1.1 million in principal amount under the note, and as of March 31, 2007, the principal amount receivable from this note was $92.0 million. We included $2.3 million of this balance within “Accounts, Notes and Interest Receivable, Net: Related Parties” in our accompanying interim Consolidated Balance Sheet as of March 31, 2007, and we included the remaining $89.7 million balance as “Notes Receivable – Related Parties.”

(K) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2007	2006
	(In millions)
Accounts Receivable	$2.0	$236.2
Materials and Supplies Inventory	0.1	3.2
Other Current Assets	12.5	112.9
Accounts Payable	(32.6)	(391.3)
Other Current Liabilities	(33.2)	(24.0)
	$(51.2)	$(63.0)

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$294.6	$217.0
Income Taxes Paid[1]	$15.9	$70.4

_____________

1

Income taxes paid includes taxes paid related to prior periods.

As discussed in Note 1(C), due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Therefore, we have included Kinder Morgan Energy Partners’ cash and cash equivalents at December 31, 2005 of $12.1 million as an “Effect of Accounting Change on Cash” in the accompanying interim Consolidated Statement of Cash Flows.

We made non-cash grants of restricted shares of common stock during the three months ended March 31, 2006.

In March 2006, Kinder Morgan Energy Partners made a $17.0 million contribution of net assets to its investment in Coyote Gulch.

During the three months ended March 31, 2007, we acquired $0.2 million of assets by the assumption of liabilities.

KMI Form 10-Q

(L) Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is net of capitalized interest, which was $5.9 million for the three months ended March 31, 2007 and $6.0 million for the three months ended March 31, 2006.

(M) Income Taxes

The effective tax rate (calculated by dividing the amount in the caption “Income Taxes” as shown in the accompanying interim Consolidated Statements of Operations by the amount in the caption “(Loss) Income from Continuing Operations Before Income Taxes” excluding the $377.1 million impairment charge related to nondeductible goodwill of Kinder Morgan Canada) was 38.8% for the three months ended March 31, 2007. This effective tax rate reflects, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) taxes applicable to our foreign operations, (iii) minority interest associated with Kinder Morgan Management and (iv) taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners, partially offset by a decrease attributable to tax benefits resulting from our Terasen Inc. acquisition financing structure. The effective tax rate was 36.6% for the three months ended March 31, 2006. This effective tax rate reflects, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) minority interest associated with Kinder Morgan Management, (iii) taxes applicable to our foreign operations and (iv) taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners, partially offset by a decrease attributable to tax benefits resulting from our Terasen Inc. acquisition financing structure.

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $63.1 million. We recorded a $4.8 million decrease in the January 1, 2007 balance of retained earnings as a result of the implementation of FIN 48.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $41.6 million of tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. This accounting policy is a continuation of our historical policy and will continue to be consistently applied in the future. We had approximately $13.6 million of interest and no penalties accrued as of January 1, 2007.

The Company believes it is reasonably possible that our liability for unrecognized tax benefits will decrease by approximately $30 million in the next 12 months due to the anticipated closing of U.S. federal and state tax audits. We expect favorable resolution of issues including federal tax credits and methodologies utilized in state apportionment of taxable income.

The Company is subject to taxation in the U.S., various states and Canada. The Company has U.S., Canadian and state tax years open to examination for the periods 1999 – 2006.

2.

Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. Except for periods in which a loss from continuing operations is reported, diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed exercise or conversion of securities (stock options, restricted stock and restricted share units are currently the only such securities outstanding) convertible into common stock, for which the effect of conversion or exercise using the treasury stock method would be dilutive. No options were excluded from the diluted earnings per share calculation for the periods presented because none of the options would have been antidilutive. During the past several years, we have repurchased a significant number of our outstanding shares; see Note 9.

	Three Months Ended March 31,
	2007[1]	2006
	(In millions)
Weighted-average Common Shares Outstanding	133.4	133.7
Restricted Stock and Share Units[2]	-	-
Dilutive Common Stock Options	-	1.3
Shares Used to Compute Diluted Earnings Per Common Share	133.4	135.0

_____________

KMI Form 10-Q

1

In accordance with SFAS No. 128, Earnings Per Share, due to the fact that we had a loss from continuing operations in the first quarter of 2007, any potentially dilutive shares are not considered in the computation of diluted earnings per share and, therefore, the number of shares used to compute basic and diluted earnings per share in the first quarter of 2007 are the same.

2

2006 includes less than 0.1 million due to the dilutive effect of restricted share units.

3.

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Net (Loss) Income:	$(12.4)	$193.7
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(21.8)	11.9
Reclassification of Change in Fair Value of Derivatives to Net Income	10.6	14.1
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	0.9	-
Amortization of Net Loss Included in Net Periodic Benefit Costs	(0.2)	-
Change in Foreign Currency Translation Adjustment	9.3	(42.8)
Other Comprehensive Loss	(1.2)	(16.8)

Comprehensive (Loss) Income	$(13.6)	$176.9

The Accumulated Other Comprehensive Loss of $137.1 million at March 31, 2007 consisted of (i) $72.2 million representing unrecognized net losses on hedging activities, (ii) $24.3 million representing foreign currency translation adjustments and (iii) $40.6 million representing unamortized net loss and prior service costs related to our pension and postretirement benefit plans.

4.

Kinder Morgan Management, LLC

On February 14, 2007, Kinder Morgan Management made a distribution of 0.016919 of its shares per outstanding share (1,054,082 total shares) to shareholders of record as of January 31, 2007, based on the $0.83 per common unit distribution declared by Kinder Morgan Energy Partners. On May 15, 2007, Kinder Morgan Management will make a distribution of 0.015378 of its shares per outstanding share (974,285 total shares) to shareholders of record as of April 30, 2007, based on the $0.83 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners’ cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

5.

Business Combinations

The following acquisitions were accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The preliminary allocation of assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts during a period of time following the acquisition. Although the time that is required to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination will vary with circumstances, generally our allocation period ends when we no longer are waiting for information that is known to be available or obtainable. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

April 2006 Oil and Gas Properties

On April 5, 2006, Kinder Morgan Production Company L.P. purchased various oil and gas properties from Journey Acquisition – I, L.P. and Journey 2000, L.P. for an aggregate consideration of approximately $62.3 million, consisting of $58.7 million in cash and $3.6 million in assumed liabilities. The acquisition was effective March 1, 2006. However, Kinder Morgan Energy Partners divested certain acquired properties that were not considered candidates for carbon dioxide enhanced oil recovery, thus reducing the total investment. Kinder Morgan Energy Partners received proceeds of approximately $27.1 million from the sale of these properties.

KMI Form 10-Q

In the first quarter of 2007, Kinder Morgan Energy Partners made purchase price adjustments reflecting its anticipated final purchase price settlements with the sellers. We allocated $0.1 million of the purchase price to current assets, and the remaining $62.2 million of the purchase price was allocated to “Property, Plant and Equipment, Net.”

Interest in Cochin Pipeline

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own for an aggregate consideration of approximately $47.8 million, consisting of $5.5 million in cash and a note payable having a fair value of $42.3 million. As part of the transaction, the seller also agreed to reimburse Kinder Morgan Energy Partners for certain pipeline integrity management costs over a five-year period in an aggregate amount not to exceed $50 million. Upon closing, Kinder Morgan Energy Partners became the operator of the pipeline.

The Cochin Pipeline is a multi-product liquids pipeline consisting of approximately 1,900 miles of 12-inch diameter pipe operating between Fort Saskatchewan, Alberta, and Windsor, Ontario, Canada. The entire Cochin pipeline system traverses three provinces in Canada and seven states in the United States, serving the Midwestern United States and eastern Canadian petrochemical and fuel markets. Its operations are included as part of the Products Pipelines - KMP business segment.

As of March 31, 2007, the entire purchase price has been allocated to Property, Plant and Equipment. The allocation of the purchase price was preliminary, pending final determination of working capital and deferred income tax balances at the time of acquisition. We expect these final purchase price adjustments to be made in the third quarter of 2007.

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2007 and 2006, assumes that all of the acquisitions we have made and joint ventures we have entered into since January 1, 2006, including the ones listed above, had occurred as of January 1, 2006. We have prepared these unaudited pro forma financial results for comparative purposes only, and these results may not be indicative of the results that would have occurred if we had completed these acquisitions and joint ventures as of January 1, 2006, or the results that will be attained in the future. Amounts presented below are in millions, except for the per share amounts:

	Three Months Ended March 31,
	2007	2006
	(In millions, except per share amounts)
Operating Revenues	$2,457.7	$2,712.4
(Loss) Income from Continuing Operations	$(238.5)	$139.9
Net (Loss) Income	$(12.4)	$196.7
Diluted (Loss) Earnings Per Common Share	$(0.09)	$1.46
Common Shares Used in Computing Diluted Earnings Per Share	133.4	135.0

Acquisitions subsequent to March 31, 2007

On April 3, 2007, Kinder Morgan Energy Partners entered into an agreement to purchase Vancouver Wharves, a bulk marine terminal, from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia. The Vancouver Wharves facility is located on the north shore of the Port of Vancouver’s main harbor, and includes five deep-sea vessel berths situated on a 139-acre site. The terminal assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, which allow the terminal to handle over 3.5 million tons of cargo annually. Vancouver Wharves also has access to three major rail carriers connecting to shippers in western and central Canada, and the U.S. Pacific Northwest. The transaction is expected to close in the second quarter of 2007.

6.

Sale of Assets

During the first quarter of 2006, we sold power generation equipment for $7.5 million (net of marketing fees). This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. We recognized a pre-tax gain of $1.5 million associated with this sale. The book value of the remaining surplus power generation equipment available for sale at March 31, 2007 was $4.3 million.

7.

Discontinued Operations

On March 5, 2007, we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. to Inter Pipeline Fund, a Canada-based company, for approximately $644 million (C$760 million). Terasen Pipelines (Corridor) Inc. transports diluted

KMI Form 10-Q

bitumen from the Athabasca Oil Sands Project near Fort McMurray, Alberta, to the Scotford Upgrader near Fort Saskatchewan, Alberta. The sale does not include any other assets of Kinder Morgan Canada (formerly Terasen Pipelines). This transaction, subject to certain closing conditions and third-party consents, is expected to close in the second quarter of 2007.

On February 26, 2007, we entered into a definitive agreement to sell Terasen Inc. to Fortis, Inc., a Canada-based company, for approximately $3.2 billion (C$3.7 billion) including cash and assumed debt. Terasen Inc.’s principal assets include Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc., comprising a large regulated distribution business that delivers natural gas and piped propane to approximately 900,000 customers in British Columbia. The sale does not include assets of Kinder Morgan Canada (formerly Terasen Pipelines). Pending certain closing conditions and third-party consents, this transaction is expected to close in the second quarter of 2007. Based on the fair values of this reporting unit derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the fourth quarter of 2006.

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million plus working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs) in the first quarter of 2007. The U.S.-based retail natural gas distribution operations obtain natural gas transportation and storage services and purchase natural gas from and provide transportation and storage services, natural gas and product sales and other gas supply services to our Natural Gas Pipelines – KMP business segment and we expect these transactions to continue to a similar extent following the close of the disposal transaction. The intercompany revenues and expenses of our ongoing operations for products and services sold to and purchased from our discontinued operations that have been eliminated in our accompanying interim Consolidated Statements of Operations were $3.1 million and $1.2 million, respectively, for the three months ended March 31, 2007 and $6.8 million and $0.7 million, respectively, for the three months ended March 31, 2006. Subsequent to this transaction, we will receive fees from GE to provide certain administrative functions for a limited period of time and for the lease of office space. We will not have any significant continuing involvement in or retain any ownership interest in these operations and, therefore, the continuing cash flows discussed above are not considered direct cash flows of the disposal group.

In 2005, we adopted and implemented plans to discontinue Terasen Water and Utility Services and its affiliates, which offers water, wastewater and utility services, primarily in Western Canada. During the second quarter of 2006, Terasen Inc. completed the sale of Terasen Water and Utility Services to a group led by CAI Capital Management Co. and including the existing management team of Terasen Water and Utility Services for approximately $118 million (C$133 million). The sale did not include CustomerWorks LP, a 30% joint venture with Enbridge Inc. No gain or loss was recognized from the sale of the water and utility segment. Incremental losses of $0.7 million (net of tax benefits of $0.4 million) were recorded in the three months ended March 31, 2006 reflecting the operating results of the water and utility business segment.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented and reported in the caption, “Income from Discontinued Operations, Net of Tax” in our accompanying interim Consolidated Statements of Operations. The assets and liabilities of the operations of the Terasen Inc. distribution business and the Terasen Pipelines (Corridor) Inc. transportation business held for sale are included in our accompanying interim Consolidated Balance Sheet at March 31, 2007 in the captions “Current Assets: Assets Held for Sale”, “Assets Held for Sale, Non-current”, “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current.” A similar reclassification of the operations of the U.S.-based retail natural gas distribution business has been made to the Consolidated Balance Sheet at December 31, 2006. Summarized financial results and financial position information of these operations is as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Operating Revenues	$685.3	$747.5

Earnings (Loss) from Discontinued Operations Before Income Taxes	333.7	78.5
Income Taxes	(107.6)	(21.7)
Earnings (Loss) from Discontinued Operations	$226.1	$56.8

KMI Form 10-Q

At March 31, 2007
(In millions)
Current Assets	$439.0
Property, Plant and Equipment, Net	3,223.6
Other Assets	1,213.4
Total Assets	$4,876.0

Current Liabilities	$1,065.7
Other Liabilities and Deferred Credits	2,487.7
Total Liabilities	$3,553.4

The cash flows attributable to discontinued operations are included in our accompanying interim Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 in the captions “Net Cash Flows Provided by Discontinued Operations”, “Net Cash Flows Provided by (Used in) Discontinued Investing Activities” and “Net Cash Flows Provided by (Used in) Discontinued Financing Activities”.

8.

Financing

Notes Payable

We and our consolidated subsidiaries had the following unsecured credit facilities outstanding at March 31, 2007.

Credit Facilities

Kinder Morgan, Inc.
$800 million, five-year revolver, due August 2010[1]
Kinder Morgan Energy Partners
$1.85 billion, five-year revolver, due August 2010[2]
Terasen Inc.
C$450 million, three-year revolver, due May 2009[3]
Terasen Gas Inc.
C$500 million, three-year revolver, due June 2009[3]
Terasen Pipelines (Corridor) Inc.
C$375 million, 364-day revolver, due January 2008[3]
C$20 million, 364-day demand non-revolver, due January 2008[3]
Terasen Gas (Vancouver Island) Inc.
C$350 million, five-year revolver, due January 2011[3]
C$20 million, seven-year demand non-revolver, due January 2013[3]

1

On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan, Inc.’s debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt that would result if the transaction is consummated. This factor combined with the uncertainty that the proposed merger transaction or any other proposals or extraordinary transaction will be approved or completed has limited our access to the commercial paper market. As a result, we are currently utilizing our $800 million credit facility for Kinder Morgan, Inc.’s short-term borrowing needs.

2

On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan Energy Partners’ credit rating was downgraded to BBB by Standard & Poor’s Rating Services due to the anticipated increase in Kinder Morgan, Inc.’s debt that would result if the transaction is consummated.

3

As discussed previously, on February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. Outstanding short-term debt and, as discussed following, the long-term debt of TGVI associated with the credit facilities of these entities are reported as liabilities held for sale and included in the captions “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current”, respectively, in our accompanying interim Consolidated Balance Sheet at March 31, 2007.

These facilities can be used by the respective borrowers for each entity’s general corporate or partnership purposes, including as backup for each entity’s commercial paper or bankers’ acceptance programs and include financial covenants and events of default that are common in such arrangements. The margin paid with respect to borrowings and the facility fees paid on the

KMI Form 10-Q

total commitment varies based on the senior debt investment rating of the respective borrowers. See Note 10 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K for additional information regarding our credit facilities.

The following represents short-term borrowings, issued by the below-listed borrowers, where the commercial paper and bankers’ acceptances are supported by each borrower’s respective credit facilities. The commercial paper and bankers’ acceptances are comprised of unsecured short-term notes with maturities not to exceed 364 days from the date of issue. Of the $850.6 short-term borrowings shown in the table below, $354.3 million and $496.3 million (representing short-term borrowings of Terasen Inc., Terasen Gas Inc. and Terasen Pipelines (Corridor) Inc. (see Note 7)) are reported in the captions “Notes Payable” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current”, respectively, in the accompanying interim Consolidated Balance Sheet at March 31, 2007.

	March 31, 2007
	Borrowings Outstanding Under Credit Facility	Commercial Paper and Bankers’ Acceptances Outstanding	Weighted Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Kinder Morgan, Inc.
$800 million	$-	$-	-%
Kinder Morgan Energy Partners
$1.85 billion	$-	$354.3	5.40%
Terasen Inc.
C$450 million	$-	$65.8	4.34%
Terasen Gas Inc.
C$500 million	$-	$118.7	4.23%
Terasen Pipelines (Corridor) Inc.
C$375 million	$-	$311.8	4.20%

At March 31, 2007, TGVI had outstanding a five-year C$350 million unsecured committed revolving credit facility dated January 13, 2006 with a syndicate of banks. As discussed in “Long-term Debt” following, TGVI intended and had the ability to refinance its short-term borrowings on a long-term basis under this long-term credit facility. Additionally, as discussed previously, as of March 31, 2007, TGVI is included in discontinued operations. Accordingly, borrowings outstanding against the C$350 million credit facility have been classified as a long-term liability held for sale and long-term debt in our accompanying interim Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, Rockies Express Pipeline LLC, a subsidiary of West2East Pipeline LLC, had a $2.0 billion five-year credit facility outstanding, which can be amended to allow for borrowings up to $2.5 billion. West2East Pipeline LLC, including its subsidiary Rockies Express Pipeline LLC, is accounted for under the equity method of accounting. Borrowings under this credit facility do not reduce the borrowings allowed under any of the credit facilities previously described. All three owners of West2East Pipeline LLC have agreed to guarantee borrowings under any of the Rockies Express credit facility and under the Rockies Express commercial paper program severally in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of March 31, 2007, Rockies Express Pipeline LLC had $1,031.5 million of commercial paper outstanding with a weighted-average interest rate of 5.41%, and there were no borrowings under its five-year credit facility. Accordingly, as of March 31, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $526.1 million (51% of total commercial paper borrowings).

The following represents average short-term commercial paper and bankers’ acceptance programs outstanding and the weighted-average interest rates during the periods shown, issued by the below listed borrowers, which are supported by the their respective credit facilities. These borrowings are comprised of unsecured short-term notes with maturities not to exceed 364 days from the date of issue.

KMI Form 10-Q

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Kinder Morgan, Inc.[1]
$800 million	$-	-%	$3.7	4.66%
Kinder Morgan Energy Partners
$1.85 billion	$564.8	5.41%	$817.6	4.66%
Terasen Inc.[2]
C$450 million	$80.1	4.34%	$104.0	3.83%
Terasen Gas Inc.[2]
C$500 million	$153.0	4.23%	$208.9	3.43%
Terasen Pipelines (Corridor) Inc.[2]
C$375 million	$240.9	4.23%	$123.2	3.40%

1

No commercial paper was issued against our $800 million credit facility during the three months ended March 31, 2007. Average borrowings outstanding under this credit facility during the three months ended March 31, 2007 were $134.5 million at a weighted-average interest rate of 5.81%. There were no borrowings under this credit facility during the three months ended March 31, 2006.

2

As discussed previously, on February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. Short-term debt outstanding associated with the credit facilities of these entities are reported as liabilities held for sale and included in the caption “Current Liabilities: Liabilities Held for Sale” in our accompanying interim Consolidated Balance Sheet at March 31, 2007.

On January 23, 2007, Terasen Pipelines (Corridor) Inc. increased its credit facility from C$225 million to C$375 million and extended this facility and the associated C$20 million demand facility, as permitted under these facilities, for an additional 364 days. At March 31, 2007, $16.9 million was outstanding under the C$20 million demand facility at a weighted-average rate of 6.00%.

On February 22, 2006, Kinder Morgan Energy Partners entered into a nine-month $250 million credit facility due November 21, 2006 with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent. Borrowings under the credit facility can be used for general partnership purposes and as backup for Kinder Morgan Energy Partners’ commercial paper program and include financial covenants and events of default that are common in such arrangements. This agreement was terminated effective August 26, 2006 when Kinder Morgan Energy Partners increased its existing 5-year bank credit facility from $1.6 billion to $1.85 billion.

On January 31, 2006, Terasen Pipelines (Corridor) Inc.’s C$225 million senior unsecured revolving credit facility and the associated C$20 million non-revolving demand facility were extended under the same terms for an additional 364 days as permitted under the terms of the facilities.

Long-term Debt

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

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that Kinder Morgan Energy Partners did not already own (see Note 5). As part of Kinder Morgan Energy Partners’ purchase price, two subsidiaries of Kinder Morgan Energy Partners issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012.  Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of March 31, 2007, the outstanding balance under the note was $42.8 million.

KMI Form 10-Q

TGVI entered into a five-year C$350 million unsecured committed revolving credit facility with a syndicate of banks on January 13, 2006 replacing TGVI’s former term facility and intercompany advances from Terasen Inc. The outstanding balance under this facility consists of banker’s acceptances, which have terms not to exceed 180 days at the end of which time they are replaced by new banker’s acceptances. The facility can also be utilized to finance working capital requirements and for general corporate purposes. The terms and conditions are similar to those of the previous facility and common for such term facilities. Concurrently with executing this facility, TGVI entered into a C$20 million seven-year unsecured committed non-revolving credit facility with one bank. This facility will be utilized for purposes of refinancing any annual prepayments that TGVI may be required to make on non-interest bearing government contributions. The terms and conditions are primarily the same as the aforementioned TGVI facility except this facility ranks junior to repayment of TGVI’s Class B subordinated debt, which is held by its parent company, Terasen Inc. The accounts and balances of TGVI have been reclassified to assets and liabilities held for sale in our accompanying interim Consolidated Balance Sheet at March 31, 2007 as a result of the sale of Terasen Inc. At March 31, 2007, TGVI had outstanding bankers’ acceptances under the C$350 million credit facility with an average term of less than three months. While the bankers’ acceptances are short term, the underlying credit facility on which the bankers’ acceptances are committed is open through January 2011. Accordingly, under the C$350 million credit facility, borrowings outstanding at March 31, 2007 of $233.0 million are included in the caption “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” and an estimated $26.8 million are included in the caption “Current Liabilities: Liabilities Held for Sale” in our accompanying interim Consolidated Balance Sheet. Borrowings outstanding against the former facility of $230.8 million were classified as long-term debt and $23.2 million as current maturities in our accompanying interim Consolidated Balance Sheet at December 31, 2006. Borrowings outstanding against the C$20 million credit facility at March 31, 2007 were $3.2 million, included in the caption “Other Liabilities and Deferred Charges: Liabilities Held for Sale, Non-current,” at a weighted-average interest rate of 4.31%.

Common Stock

On February 14, 2007, we paid a cash dividend on our common stock of $0.875 per share to stockholders of record as of January 31, 2007. On April 18, 2007, our Board of Directors approved a cash dividend of $0.875 per common share payable on May 15, 2007 to shareholders of record as of April 30, 2007.

On August 28, 2006, we entered into a definitive merger agreement under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, would acquire all of our outstanding common stock for $107.50 per share in cash. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders voted to approve the proposed merger agreement at a special meeting on December 19, 2006. The transaction is expected to be completed in the second quarter of 2007, subject to receipt of regulatory approvals, as well as the satisfaction of other customary closing conditions.

Kinder Morgan Energy Partners’ Common Units

On February 14, 2007, Kinder Morgan Energy Partners paid a cash distribution of $0.83 per common unit for the quarterly period ended December 31, 2006, of which $123.4 million was paid to the public holders of Kinder Morgan Energy Partners’ common units. The distributions were declared on January 17, 2007, payable to unitholders of record as of January 31, 2007. On April 18, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.83 per common unit for the quarterly period ended March 31, 2007. The distribution will be paid on May 14, 2007, to unitholders of record as of April 30, 2007. See Note 1(H) for additional information regarding our minority interests.

KMI Form 10-Q

9.

Common Stock Repurchase Plan

The following table summarizes our common stock repurchases during the first quarter of 2007.

Our Purchases of Our Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2007	-	$-	-	$18,203,665
February 1 to February 28, 2007	-	$-	-	$18,203,665
March 1 to March 31, 2007	-	$-	-	$18,203,665

Total	-	$-	-	$18,203,665

1

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million, $800 million and $925 million in February 2002, July 2002, November 2003, April 2004, November 2004, April 2005 and November 2005, respectively.

As of March 31, 2007, we had repurchased a total of approximately $906.8 million (14,934,300 shares) of our outstanding common stock under the program. No shares of our common stock were repurchased in the three months ended March 31, 2007. We repurchased $31.5 million (339,800 shares) of our common stock in the three months ended March 31, 2006.

10.

Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) Kinder Morgan Canada (formerly Terasen Pipelines), principally consisting of the ownership and operation of two refined products and crude oil pipelines, (a) Trans Mountain Pipeline and (b) a one-third interest in the Express and Platte pipeline systems; (3) Power, the ownership and operation of natural gas-fired electric generation facilities; (4) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (5) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (6) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas plus the ownership and operation of a crude oil pipeline system in West Texas and (7) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States. In February 2007, we reached an agreement to sell our Canada-based retail natural gas distribution operations, which in prior periods we referred to as the Terasen Gas Business segment. In March 2007, we reached an agreement to sell the Corridor Pipeline System, which in prior periods comprised a portion of our Kinder Morgan Canada business segment. In March 2007, we completed the sale of our U.S.-based retail natural gas distribution operations, which in prior periods we referred to as the Kinder Morgan Retail business segment. Accordingly, the activities and assets related to these segments and the Corridor Pipeline System are presented as discontinued operations in the accompanying interim financial statements. In previous periods, we owned and operated other lines of business that we discontinued during 1999 and, in 2005, we discontinued the water and utility services businesses acquired with Terasen Inc. See Note 8 for additional information regarding discontinued operations.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy

KMI Form 10-Q

Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Starting in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we will use as a result of Kinder Morgan going private. This segment measure change has been reflected in the prior periods shown in this document in order to achieve comparability. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. In addition, for our business segments that are also business segments of Kinder Morgan Energy Partners, we use segment earnings before depreciation, depletion and amortization expenses internally as a measure of profit and loss used for evaluating business segment performance and for deciding how to allocate resources to these business segments. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. Financial information by segment follows:

BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31,
	2007	2006
	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL	$160.3	$152.8
Kinder Morgan Canada	25.7	26.2
Power	5.7	6.2
Products Pipelines – KMP[1]	143.2	125.8
Natural Gas Pipelines – KMP[1]	134.7	143.5
CO2 – KMP[1]	125.4	121.7
Terminals – KMP[1]	100.5	90.0
Total Segment Earnings Before DD&A	695.5	666.2
Depreciation, Depletion and Amortization	(155.3)	(124.4)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)
Impairment of Assets	(377.1)	-
Interest and Corporate Expenses, Net[2]	(319.0)	(329.9)
Less Income Taxes Included in Segments Above[1]	6.5	5.5
(Loss) Income from Continuing Operations Before Income Taxes	$(150.8)	$216.0

	Three Months Ended March 31,
	2007	2006
	(In millions)
Revenues from External Customers:
NGPL	$263.0	$257.6
Kinder Morgan Canada	33.9	33.1
Power	11.6	10.3
Products Pipelines – KMP	210.3	180.5
Natural Gas Pipelines – KMP	1,532.4	1,823.2
CO2 – KMP	191.6	174.7
Terminals – KMP	214.9	206.4
Total Revenues	$2,457.7	$2,685.8

KMI Form 10-Q

	Three Months Ended March 31,
	2007	2006
	(In millions)
Intersegment Revenues:
NGPL	$0.6	$0.5
Kinder Morgan Canada	-	-
Power	-	-
Products Pipelines – KMP	-	-
Natural Gas Pipelines – KMP	3.0	6.8
CO2 – KMP	-	-
Terminals – KMP	0.2	-
Total Intersegment Revenues	$3.8	$7.3

	Three Months Ended March 31,
	2007	2006
	(In millions)
Depreciation, Depletion and Amortization:
NGPL	$27.0	$25.8
Kinder Morgan Canada	4.8	5.4
Power[3]	(4.5)	0.5
Products Pipelines – KMP	22.6	20.2
Natural Gas Pipelines – KMP	16.0	15.9
CO2 – KMP[4]	68.9	39.3
Terminals – KMP	20.5	17.3
Total Consolidated Depreciation, Depletion and Amortization	$155.3	$124.4

	Three Months Ended March 31,
	2007	2006
	(In millions)
Capital Expenditures – Continuing Operations:
NGPL	$49.0	$28.6
Kinder Morgan Canada	63.0	2.9
Power	-	-
Products Pipelines – KMP	36.3	56.7
Natural Gas Pipelines – KMP	26.9	20.5
CO2 – KMP	89.6	74.2
Terminals – KMP	92.6	42.3
Total Capital Expenditures – Continuing Operations	$357.4	$225.2

March 31, 2007
(In millions)
Assets:
NGPL	$5,747.0
Kinder Morgan Canada	1,374.8
Power	388.4
Products Pipelines – KMP	4,866.0
Natural Gas Pipelines – KMP	3,757.7
CO2 – KMP	1,889.1
Terminals – KMP	2,640.9
Total segment assets	20,663.9
Other[5]	5,893.1
Total Consolidated Assets	$26,557.0

1

Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments includes $6.5 million and $5.5 million of income tax expense that was allocated to business segments that are also business segments of Kinder Morgan Energy Partners for the three months ended March 31, 2007 and 2006, respectively.

2

Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.

KMI Form 10-Q

3

2007 includes a $5.0 million credit from the reversal of a reserve related to the purchase of power generating equipment.

4

Includes depreciation, depletion and amortization expense associated with (i) oil and gas producing and gas processing activities in the amount of $63.6 million for the first quarter of 2007 and $34.6 million for the first quarter of 2006; and (ii) sales and transportation services activities in the amount of 5.3 million for the first quarter of 2007 and $4.7 million for the first quarter of 2006.

5

Includes assets of discontinued operations, cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

GEOGRAPHIC INFORMATION

Following is geographic information regarding the revenues and long-lived assets of our business segments.

Revenues from External Customers

	Three Months Ended March 31, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$263.0	$-	$-	$263.0
Kinder Morgan Canada	2.5	31.4	-	33.9
Power	11.6	-	-	11.6
Products Pipelines – KMP	203.9	6.4	-	210.3
Natural Gas Pipelines – KMP	1,529.0	-	3.4	1,532.4
CO2 – KMP	191.6	-	-	191.6
Terminals – KMP	213.5	-	1.4	214.9
	$2,415.1	$37.8	$4.8	$2,457.7

	Three Months Ended March 31, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$257.6	$-	$-	$257.6
Kinder Morgan Canada	2.5	30.6	-	33.1
Power	10.3	-	-	10.3
Products Pipelines – KMP	176.8	3.7	-	180.5
Natural Gas Pipelines – KMP	1,819.7	-	3.5	1,823.2
CO2 – KMP	174.7	-	-	174.7
Terminals – KMP	205.0	-	1.4	206.4
	$2,646.6	$34.3	$4.9	$2,685.8

Long-lived Assets2

	At March 31, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$5,569.0	$-	$-	$5,569.0
Kinder Morgan Canada	326.8	749.3	-	1,076.1
Power	337.8	-	-	337.8
Products Pipelines – KMP	3,743.7	69.2	-	3,812.9
Natural Gas Pipelines – KMP	2,720.2	-	83.9	2,804.1
CO2 – KMP	1,664.8	-	-	1,664.8
Terminals – KMP	1,888.4	39.6	8.2	1,936.2
Other[3]	184.6	4,609.9	-	4,794.5
	$16,435.3	$5,468.0	$92.1	$21,995.4

________________

1

Terminals – KMP includes revenues of $1.4 million for each of the three months ended March 31, 2007 and 2006, and long-lived assets of $8.2 million at March 31, 2007 attributable to operations in the Netherlands.

KMI Form 10-Q

2

Long-lived assets exclude goodwill and other intangibles, net.

3

Principally consists of the long-lived assets of discontinued operations.

11.

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

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Apart from our derivatives for retail distribution gas supply contracts under Terasen Gas, during the three months ended March 31, 2007 and 2006, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges in accordance with SFAS No. 133. We recognized pre-tax losses of approximately $0.8 million (net of minority interest of $0.1 million) in each of the three months ended March 31, 2007 and 2006 as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. During the three months ended March 31, 2007 we reclassified $11.6 million (net of minority interest of $16.5 million) of accumulated other comprehensive loss into earnings as a result of hedged forecasted transactions occurring during the period. During the three months ended March 31, 2006 we reclassified $14.1 million (net of minority interest of $14.0 million) of accumulated other comprehensive income into earnings as a result of hedged forecasted transactions occurring during the period. During the three months ended March 31, 2007, we reclassified $1.1 million of gains into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. Approximately $26.6 million (net of minority interest of $54.8 million) of our accumulated other comprehensive loss balance of $137.1 million as of March 31, 2007, is expected to be reclassified to earnings during the next twelve months. In conjunction with these activities, we are required to place funds in margin accounts or post letters of credit when the market value of these derivatives with specific counterparties exceeds established limits, or in conjunction with the purchase of exchange-traded derivatives. As of March 31, 2007, margin deposits associated with our commodity contract positions and over-the-counter swap partners totaled $23.7 million and $2.8 million, included in the captions “Restricted Deposits” and “Current Liabilities: Other”, respectively, in the accompanying interim Consolidated Balance Sheet. As of December 31, 2006, our counterparties associated with our commodity contract positions and over-the-counter swap agreements had margin deposits with us totaling $28.0 million, included in the caption “Current Liabilities: Other” in the accompanying interim Consolidated Balance Sheet. As of both March 31, 2007 and December 31, 2006, we had four outstanding letters of credit totaling $272 million in support of our hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

As to our retail gas distribution under Terasen Gas, any differences between the effective cost of natural gas purchased and price of natural gas included in rates are recorded in deferral accounts, and, subject to regulatory approval, are passed through in future rates to customers. As discussed in Note 7, we entered into a definitive agreement to sell our Terasen Gas assets, and as a result, the net deferral of $29.4 million at March 31, 2007 included in the accompanying interim Consolidated Balance Sheet in the caption “Current Assets: Assets Held for Sale.”

KMI Form 10-Q

Derivative instruments that are entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts reflect the amounts that we would receive or pay to terminate the contracts at the reporting date and are included in the accompanying interim Consolidated Balances Sheets as of March 31, 2007 and December 31, 2006 within the captions indicated in the following table:

	March 31, 2007	December 31, 2006
	(In millions)
Derivatives Asset (Liability)
Current Assets: Other	$66.4	$133.6
Current Assets: Assets Held for Sale	0.4	9.0
Deferred Charges and Other Assets	3.7	13.8
Assets Held for Sale, Non-current	-	0.1
Current Liabilities: Other	(425.8)	(556.9)
Current Liabilities: Liabilities Held for Sale	(29.6)	(18.0)
Other Liabilities and Deferred Credits: Other	(504.2)	(510.2)
Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current	-	(0.1)

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

Interest Rate Risk Management

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements. These hedging relationships are accounted for under SFAS No. 133 using the “short-cut” method prescribed for qualifying fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $52.5 million and $49.7 million at March 31, 2007 is included in the accompanying interim Consolidated Balance Sheet within the captions “Deferred Charges and Other Assets” and “Other Liabilities and Deferred Credits: Other,” respectively. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On March 15, 2007, we assigned our position in $250 million of interest rate swap agreements associated with our 6.50% debentures due 2012 to a third party. We paid approximately $2.2 million to exit our position in the swap agreements, which amount is being amortized to interest expense over the period the 6.50% debentures are outstanding.

On February 21, 2007, we terminated $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $19.1 million in cash. On March 7, 2007, we terminated the remaining $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $24.8 million in cash. These amounts are being amortized to interest expense over the period the 7.25% debentures are outstanding.

In the first quarter of 2007, Kinder Morgan Energy Partners both entered into additional interest rate swap agreements having a combined notional principal amount of $400 million and a maturity date of February 1, 2017, and terminated an existing interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032. Kinder Morgan Energy Partners received $15.0 million from the early termination of this swap agreement, and this amount is being amortized over the remaining life of the original swap period.

As of March 31, 2007 we had outstanding the following interest rate swap agreements that qualify for fair value hedge accounting under SFAS No. 133:

(i)

fixed-to-floating interest rate swap agreements with notional principal amounts of $375 million, $425 million and $275 million, respectively. These swaps effectively convert 50% of the interest expense associated with Kinder Morgan Finance Company, ULC’s 5.35% Senior Notes due 2011, 5.70% Senior Notes due 2016 and 6.40% Senior Notes due 2036, respectively, from fixed rates to floating rates,

(ii)

fixed-to-floating interest rate swap agreements at Terasen Inc., with a notional principal amount of C$195 million, which effectively convert a majority of its 6.30% and 5.56% Medium Term Notes due December 2008 and September 2014, respectively, from fixed rates to floating rates,

KMI Form 10-Q

(iii)

fixed-to-floating interest rate swap agreements, which effectively convert the interest expense associated with our 6.50% Senior Notes due in 2012 from fixed to floating rates with a combined notional principal amount of $500 million,

(iv)

fixed-to-floating interest rate swap agreements under Kinder Morgan Energy Partners having a combined notional principal amount of $2.4 billion, which effectively convert the interest expense associated with certain series of its senior notes from fixed rates to floating rates.

As of March 31, 2007, we had outstanding the following interest rate swap agreements that are not designated as fair value hedges; however the interest costs or changes in fair values of the underlying swaps is ultimately recoverable or payable to customers or shippers, and as a result, gains or losses resulting from these derivative instruments are deferred as long-term assets or liabilities. As discussed in Note 7, we entered into agreements to sell our Terasen Gas and certain of our Kinder Morgan Canada pipeline assets. As a result, the fair value of these derivatives of $0.8 million at March 31, 2007 is included in the caption “Assets Held for Sale: Non-current” in the accompanying interim Consolidated Balance Sheet.

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

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the three months ended March 31, 2007. The effective portion of the changes in fair value of these swap transactions are reported as a cumulative translation adjustment in the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheet. The fair value of the swaps as of March 31, 2007 is a liability of $80.5 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet. We terminated a portion of these swap agreements in the second quarter of 2007 (see Note 16).

12.

Employee Benefits

Kinder Morgan, Inc.

(A)

Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Service Cost	$2.7	$2.8
Interest Cost	3.3	3.1
Expected Return on Assets	(5.8)	(5.3)
Amortization of Prior Service Cost	0.1	0.1
Amortization of Net Loss	0.3	0.4
Net Periodic Pension Cost	$0.6	$1.1

We previously disclosed in our 2006 Form 10-K that we expected to make no contributions to our retirement plans during 2007. As of March 31, 2007, no contributions have been made and we do not expect to make any additional contributions to the plans during 2007.

KMI Form 10-Q

(B)

Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Service Cost	$0.1	$0.1
Interest Cost	1.2	1.2
Expected Return on Assets	(1.6)	(1.4)
Amortization of Prior Service Credit	(0.4)	(0.4)
Amortization of Net Loss	1.2	1.2
Net Periodic Postretirement Benefit Cost	$0.5	$0.7

We previously disclosed in our 2006 Form 10-K that we expect to make contributions of approximately $8.7 million to our postretirement benefit plan during 2007. As of March 31, 2007, contributions of approximately $8.7 million have been made. We expect that additional contributions, if any, to our postretirement benefit plan during 2007 will not be significant.

Terasen Inc.

(A)

Retirement Plans

The components of net periodic pension cost for Terasen Inc.’s retirement plans are as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Service Cost	$2.4	$2.0
Interest Cost	4.0	3.7
Expected Return on Assets	(4.9)	(4.4)
Plan Amendments	-	0.1
Other	0.1	0.1
Net Periodic Pension Cost	1.6	1.5
Defined Contribution Cost	-	0.5
Total Pension Costs	$1.6	$2.0

We previously disclosed in our 2006 Form 10-K that Terasen Inc. expects to make contributions of approximately $8.5 million to its retirement plans during 2007. As of March 31, 2007, contributions of approximately $2.1 million have been made. Terasen Inc. expects to make additional contributions of approximately $6.4 million to its retirement plans during 2007.

(B)

Other Postretirement Employee Benefits

The components of net periodic benefit cost for Terasen Inc.’s postretirement benefit plan are as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Service Cost	$0.5	$0.4
Interest Cost	1.0	0.9
Net Periodic Postretirement Benefit Cost	$1.5	$1.3

We previously disclosed in our 2006 Form 10-K that Terasen Inc. expects to make contributions of approximately $1.6 million to its postretirement benefit plan during 2007. As of March 31, 2007, contributions of approximately $0.4 million have been made. Terasen Inc. expects to make additional contributions of approximately $1.2 million to its postretirement benefit plan during 2007.

KMI Form 10-Q

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

Net periodic benefit costs for the SFPP postretirement benefit plan were credits of approximately $0.1 million in each of the three months ended March 31, 2007 and 2006. The credits resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. As of March 31, 2007, Kinder Morgan Energy Partners’ estimated overall net periodic postretirement benefit cost for the year 2007 will be a credit of approximately $0.3 million. This amount could change in the remaining months of 2007 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

13.

Regulatory Matters

The following updates the disclosure in Note 18 to our audited financial statements that were filed with our Form 10-K for the year ended December 31, 2006 with respect to developments that occurred during the three months ended March 31, 2007.

Notice of Proposed Rulemaking – Natural Gas Price Transparency

On April 19, 2007, the Federal Energy Regulatory Commission, referred to as the FERC in this report, issued a notice of proposed rulemaking in Docket Nos. RM07-10-000 and AD06-11-000 regarding price transparency provisions of Section 23 of the Natural Gas Act and the Energy Policy Act. In the notice, the FERC proposes to revise its regulations to (i) require that intrastate pipelines post daily the capacities of, and volumes flowing through, their major receipt and delivery points and mainline segments in order to make available the information to track daily flows of natural gas throughout the United States; and (ii) require that buyers and sellers of more than a de minimis volume of natural gas report annual numbers and volumes of relevant transactions to the FERC in order to make possible an estimate of the size of the physical U.S. natural gas market, assess the importance of the use of index pricing in that market, and determine the size of the fixed-price trading market that produces the information. The FERC believes these revisions to its regulations will facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. Since this is a proposed rulemaking in which the FERC will take into account comments and reply comments from industry participants, it is not clear what ramifications the final rulemaking will have on the business of our intrastate and interstate pipeline companies.

FERC Order No. 2004

Since November 2003, the FERC issued Orders No. 2004, 2004-A, 2004-B, 2004-C, and 2004-D, adopting new Standards of Conduct as applied to natural gas pipelines. The primary change from existing regulation was to make such standards applicable to an interstate natural gas pipeline’s interaction with many more affiliates (referred to as “energy affiliates”), including intrastate/Hinshaw natural gas pipelines (in general, a Hinshaw pipeline is a pipeline that receives gas at or within a state boundary, is regulated by an agency of that state, and all the gas it transports is consumed within that state), processors and gatherers and any company involved in natural gas or electric markets (including natural gas marketers) even if they do not ship on the affiliated interstate natural gas pipeline. Local distribution companies were excluded, however, if they do not make sales to customers not physically attached to their system. The Standards of Conduct require, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an energy affiliate.

Every interstate natural gas pipeline was required to file an Order No. 2004 compliance plan with the FERC, and on July 20, 2006, the FERC accepted our interstate pipelines’ May 19, 2005 compliance filing under Order No. 2004. On November 17, 2006, the United States Court of Appeals for the District of Columbia Circuit, in Docket No. 04-1183, vacated FERC Orders 2004, 2004-A, 2004-B, 2004-C, and 2004-D as applied to natural gas pipelines, and remanded these same orders back to the FERC.

On January 9, 2007, the FERC issued an Interim Rule, effective January 9, 2007, in response to the court’s action. In the Interim Rule, the FERC readopted the Standards of Conduct, but revised or clarified with respect to issues, which had been appealed to the court. Specifically, the following changes were made:

KMI Form 10-Q

•

the Standards of Conduct apply only to the relationship between interstate gas transmission pipelines and their marketing affiliates, not their energy affiliates;

•

all risk management personnel can be shared;

•

the requirement to post discretionary tariff actions was eliminated (but interstate gas pipelines must still maintain a log of discretionary tariff waivers);

•

lawyers providing legal advice may be shared employees; and

•

new interstate gas transmission pipelines are not subject to the Standards of Conduct until they commence service.

The FERC clarified that all exemptions and waivers issued under Order No. 2004 remain in effect. On January 18, 2007, the FERC issued a notice of proposed rulemaking seeking comments regarding whether or not the Interim Rule should be made permanent for natural gas transmission providers. On March 21, 2007, FERC issued an Order on Clarification and Rehearing of the Interim Rule that granted clarification that the Standards of Conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such gas transmission provider’s pipeline.

Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline-Currently Certificated Facilities

As of March 31, 2007, Kinder Morgan Energy Partners operates and owns a 51% ownership interest in West2East Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC. ConocoPhillips owns a 24% ownership interest in West2East Pipeline LLC and Sempra Energy holds the remaining 25% interest. When construction of the entire Rockies Express Pipeline project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect Kinder Morgan Energy Partners’ 50% economics in the project. According to the provisions of current accounting standards, due to the fact that Kinder Morgan Energy Partners will receive 50% of the economics of the Rockies Express project on an ongoing basis, Kinder Morgan Energy Partners is not considered the primary beneficiary of West2East Pipeline LLC and thus, we account for Kinder Morgan Energy Partners’ investment under the equity method of accounting.

On August 9, 2005, the FERC approved the application of Rockies Express Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two pipeline segments), Rockies Express was granted authorization to construct and operate approximately 136 miles of pipeline extending northward from the Meeker Hub, located at the northern end of Kinder Morgan Energy Partners’ TransColorado pipeline system in Rio Blanco County, Colorado, to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County, Colorado (segment 2). Construction of segments 1 and 2 has been completed, with interim service commencing on segment 1 on February 24, 2006, and full in-service of both segments on February 14, 2007. For phase II, Rockies Express was authorized to construct three compressor stations referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations are currently under construction and are planned to be in service in the fourth quarter of 2007. Construction of the Big Hole compressor station is planned to commence in the fourth quarter of 2008, in order to meet an expected in-service date of June 30, 2009.

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub.

Rockies Express Pipeline-East Project

On June 13, 2006, the FERC agreed with Rockies Express’ participation in the pre-filing process for development of the “Rockies Express-East Project.” The Rockies Express-East Project will comprise approximately 638 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio. The segment proposes to transport approximately 1.8 billion cubic feet per day of natural gas. On August 13, 2006, the FERC issued its notice of intent to prepare an environmental impact statement for the

KMI Form 10-Q

proposed project and hosted nine scoping meetings from September 11 through September 15, 2006 in various locations along the route. During this pre-filing process, Rockies Express has encountered opposition from certain landowners in the states of Indiana and Ohio. Rockies Express is actively participating in community outreach meetings with landowners and agencies located in these states to resolve any differences they may have with the project. Rockies Express is confident that a mutual agreement and/or understanding will be reached with most of these parties, and on April 30, 2007, Rockies Express filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the Rockies Express-East Project. The application requests that a FERC order be issued by February 1, 2008 in order to meet both a December 30, 2008 project in-service date for the proposed pipeline and partial compression, and a June 30, 2009 in-service date for the remaining compression.

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” Upon implementation, this project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado.

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

On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final Environmental Impact Statement (“EIS”), which addresses the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts; however, we are still awaiting final FERC approval of the project.

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

14.

Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the three months ended March 31, 2007. Additional information with respect to these proceedings can be found in Note 19 to our audited financial statements that were filed with our Form 10-K for the year ended December 31, 2006. This Note also contains a description of any material legal proceedings that were initiated during the three months ended March 31, 2007.

KMI Form 10-Q

Federal Energy Regulatory Commission Proceedings

SFPP, L.P. is the subsidiary limited partnership that owns Kinder Morgan Energy Partners’ Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation. The tariffs and rates charged by SFPP are subject to numerous ongoing proceedings at the FERC, including shippers’ complaints and protests regarding interstate rates on Kinder Morgan Energy Partners’ Pacific operations’ pipeline systems. In general, these complaints allege the rates and tariffs charged by Kinder Morgan Energy Partners’ Pacific operations are not just and reasonable. The issues involved in these proceedings include, among others: (i) whether certain of Kinder Morgan Energy Partners’ Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992 and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) the capital structure to be used in computing the “starting rate base” of Kinder Morgan Energy Partners’ Pacific operations; (iv) the level of income tax allowance SFPP may include in its rates; and (v) the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by Kinder Morgan Energy Partners’ Pacific operations.

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. The new tax allowance policy and the FERC’s application of that policy to Kinder Morgan Energy Partners’ Pacific operations have been appealed to the United States Court of Appeals for the District of Columbia Circuit. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service.

In this Note, we refer to SFPP, L.P. as SFPP; CALNEV Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; Mobil Oil Corporation as Mobil; ExxonMobil Oil Corporation as ExxonMobil; Tosco Corporation as Tosco; ConocoPhillips Company as ConocoPhillips; Ultramar Diamond Shamrock Corporation as Ultramar; and Valero Energy Corporation as Valero. Also in this Note, we refer to the United States Court of Appeals for the District of Columbia Circuit as the D.C. Court.

Following is a listing of certain current FERC proceedings pertaining to Kinder Morgan Energy Partners’ Pacific operations:

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR92-8 et al.	Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; Texaco; (Ultramar is an intervenor.)	SFPP

Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All five issues (and others) described three paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC.

FERC Docket Nos. OR92-8-028, et al.	BP WCP; ExxonMobil; Chevron; ConocoPhillips; Ultramar	SFPP

Proceeding involving shipper complaints against SFPP’s Watson Station rates.  A settlement was reached for April 1, 1999 forward; whether SFPP owes reparations for shipments prior to that date is still before the FERC.

FERC Docket No. OR96-2 et al.	All Shippers except Chevron (which is an intervenor)	SFPP

Consolidated proceeding involving shipper complaints against all SFPP rates. All five issues (and others) described three paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC. Among other things, income tax allowance and grandfathering issues are currently pending before the D.C. Court. Various compliance filings have been filed, and rate reductions have been implemented. With respect to the FERC’s order on the Sepulveda rate, a compliance filing has been made and requests for rehearing have been filed.

KMI Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR02-4 and OR03-5	Chevron	SFPP	Chevron initiated proceeding to permit Chevron to become complainant in OR96-2. Appealed to D.C. Court and held in abeyance pending final disposition of the OR 96-2 proceedings.
FERC Docket No. OR04-3	America West Airlines, Southwest Airlines; Northwest Airlines and Continental Airlines	SFPP

Complaint alleges that West Line rates are unjust and unreasonable. Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues (see above). No FERC action on complaint against West Line rates.

FERC Docket No. OR03-5, OR05-4 and OR05-5	BP WCP, ExxonMobil, and ConocoPhillips (other shippers intervened)	SFPP

Complaints allege that SFPP’s interstate rates are not just and reasonable and that substantially changed circumstances have occurred. Complaints held in abeyance pending conclusion of other pending SFPP proceedings.

FERC Docket No. OR07-1	Tesoro	SFPP

Complaint alleges that SFPP’s North Line rates are not just and reasonable. Complaint held in abeyance pending resolution of, among other things, income tax allowance and grandfathering issues currently pending before the D.C. Court.

FERC Docket No. OR07-2	Tesoro	SFPP

Complaint alleges that SFPP’s West Line rates are not just and reasonable. Complaint held in abeyance pending resolution of, among other things, income tax allowance and grandfathering issues currently pending before the D.C. Court.

FERC Docket No. OR07-3	BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing	SFPP	Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed; requests for rehearing filed by Chevron, Tesoro and Valero.
FERC Docket No. OR07-4	BP WCP; Chevron; and ExxonMobil	SFPP; Kinder Morgan G.P., Inc.; Kinder Morgan, Inc.

Complaint alleges that SFPP’s rates are not just and reasonable. Complaint held in abeyance pending resolution of, among other things, income tax allowance and grandfathering issues currently pending before the D.C. Court.

FERC Docket No. OR07-5	ExxonMobil	SFPP; Kinder Morgan G.P., Inc.; Kinder Morgan, Inc.

Complaint alleges that none of Calnev’s current rates are just or reasonable. Complaint held in abeyance pending resolution of, among other things, income tax allowance and grandfathering issues currently pending before the D.C. Court.

FERC Docket No. OR07-6	ConocoPhillips	SFPP	Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed.
FERC Docket No. OR07-7	Tesoro	Calnev, Kinder Morgan G.P., Inc., Kinder Morgan, Inc.

Complaint alleges that none of Calnev’s current rates are just or reasonable. Complaint held in abeyance pending resolution of, among other things, income tax allowance and grandfathering issues currently pending before the D.C. Court.

FERC Docket No. OR07-8	BP WCP	SFPP	Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. No FERC action on complaint.
FERC Docket No. IS05-230 (North Line rate case)	Shippers	SFPP

SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge decision pending before the FERC on exceptions.

FERC Docket No. IS06-283 (East Line rate case)	Shippers	SFPP

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. Procedural schedule suspended pending resolution of, among other things, income tax allowance and grandfathering issues currently pending before the D.C. Court.

KMI Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. IS05-327	Shippers	SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers protested but the FERC determined that the tariff filings were consistent with its regulations. The D.C. Court dismissed a petition for review, citing a lack of jurisdiction to review a decision by the FERC not to order an investigation.

FERC Docket No. IS06-356	Shippers	SFPP

SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but FERC found the tariff filings consistent with its regulations. Petitions for review filed with D.C. Court. Motion to dismiss filed and pending based on D.C. Court decision in Docket No. IS05-327. FERC subsequently rescinded the index increase for the East Line rates, and SFPP requested rehearing (now pending before the FERC).

FERC Docket No. IS07-137 (ULSD Surcharge)	Shippers	SFPP

SFPP filed to provide a tariff to include a per barrel ultra low sulfur diesel (ULSD) recovery fee and a surcharge for ULSD-related litigation costs on diesel products. Various shippers protested. Tariffs accepted subject to refund and proceeding held in abeyance pending resolution of other proceedings involving SFPP. With no investigation established, SFPP rescinded ULSD litigation surcharge in compliance with FERC order. Request for rehearing filed by Chevron and Tesoro.

Motions to compel payment of interim damages (Various dockets)	Shippers	SFPP, Kinder Morgan G.P., Inc., Kinder Morgan, Inc.	Proceeding seeks payment of interim damages or escrow of funds pending resolution of various complaints and protests involving SFPP. No FERC action on motions.
FERC Docket No. IS06-296	ExxonMobil	Calnev	Calnev sought to increase its interstate rates pursuant to FERC indexing methodologies. ExxonMobil has protested and a procedural schedule is in place.

In 2003, Kinder Morgan Energy Partners made aggregate payments of $44.9 million for reparations and refunds pursuant to a FERC order related to Docket No. OR92-8 et al. In 2005, SFPP received a FERC order in OR92-8 and OR96-2 that directed it to submit compliance filings and revised tariffs. Pursuant to the compliance filing, SFPP reduced its rates effective May 1, 2006. We currently estimate the impact of the rate reductions to be approximately $25 million in 2007. In 2005, Kinder Morgan Energy Partners recorded an accrual of $105.0 million for an expense attributable to an increase in its reserves related to its rate case liability. We assume that any additional reparations and accrued interest thereon will be paid no earlier than the second quarter of 2007. Kinder Morgan Energy Partners had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately $0.15 of distributable cash flow per unit on Kinder Morgan Energy Partners and we previously estimated $0.18 per share on Kinder Morgan, Inc. Based on our review of two separate orders issued by the FERC (on December 16, 2005 and on February 13, 2006), and subject to the ultimate resolution of these issues in SFPP’s compliance filings and subsequent judicial appeals, we now expect the total annual impact on Kinder Morgan Energy Partners will be less than $0.15 per unit and the total annual impact on our earnings per share will be less than $0.18 per share. In November 2006, in several of the proceedings, the complaining shippers sought the payment by SFPP of interim damages or the escrow of funds to pay interim damages. The FERC has not taken action on these pending motions. Appeals for these same cases are currently pending before the D.C. Court. Oral arguments regarding those appeals occurred in December 2006, and we expect a court decision at any time.

In general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two-year period prior to the filing of their complaint, and Kinder Morgan Energy Partners’ Pacific operations may be required to reduce the amount of its tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that shippers are seeking approximately $275 million in reparation and refund payments and approximately $30 million in annual rate reductions.

KMI Form 10-Q

California Public Utilities Commission Proceeding

On April 7, 1997, ARCO, Mobil and Texaco filed a complaint against SFPP with the California Public Utilities Commission, referred to in this Note as the CPUC. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments.

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

On December 26, 2006, Tesoro filed a complaint challenging the reasonableness of SFPP’s intrastate rates for the three-year period from December 2003 through December 2006 and requesting approximately $8 million in reparations. As a result of previous SFPP rate filings and related protests, the rates that are the subject of the Tesoro complaint are being collected subject to refund.

SFPP also has various, pending ratemaking matters before the CPUC that are unrelated to the above-referenced complaints and the Power Surcharge Resolution. Protests to these rate increase applications have been filed by various shippers. As a consequence of the protests, the related rate increases are being collected subject to refund.

All of the above matters have been consolidated and assigned to a single administrative law judge. A briefing schedule has been established with respect to the CPUC complaints and the Power Surcharge Resolution; a decision from the CPUC regarding the CPUC complaints and the Power Surcharge Resolution is expected by the third quarter of 2007. Based on our review of these CPUC proceedings, we estimate that shippers are seeking approximately $65 million in reparation and refund payments and approximately $35 million in annual rate reductions.

Carbon Dioxide Litigation

Shores and First State Bank of Denton Lawsuits

Kinder Morgan CO2 Company, L.P. (referred to in this Note as Kinder Morgan CO2), Kinder Morgan G.P., Inc., and Cortez Pipeline Company were among the named defendants in Shores, et al. v. Mobil Oil Corp., et al., No. GC-99-01184 (Statutory Probate Court, Denton County, Texas filed December 22, 1999) and First State Bank of Denton, et al. v. Mobil Oil Corp., et al., No. 8552-01 (Statutory Probate Court, Denton County, Texas filed March 29, 2001). These cases were originally filed as class actions on behalf of classes of overriding royalty interest owners (Shores) and royalty interest owners (Bank of Denton) for damages relating to alleged underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. On February 22, 2005, the trial judge dismissed both cases for lack of jurisdiction. Some of the individual plaintiffs in these cases re-filed their claims in new lawsuits (discussed below).

Armor/Reddy Lawsuit

On May 13, 2004, William Armor filed a case alleging the same claims for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit against Kinder Morgan CO2, Kinder Morgan G.P., Inc., and Cortez Pipeline Company, among others. Armor v. Shell Oil Company, et al., No. 04-03559 (14th Judicial District Court, Dallas County, Texas filed May 13, 2004).

On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd. filed a case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial District Court, Dallas County, Texas filed May 20, 2005). The defendants include Kinder Morgan CO2 and Kinder Morgan Energy Partners, L.P. On June 23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit. The consolidated Armor/Reddy case is currently set for trial on June 11, 2007.

On March 5, 2007, the parties executed an agreement in principle whereby they reached an agreement to settle the lawsuit subject to their execution of a final settlement agreement. The parties are preparing the final settlement agreement, which will provide for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to being refiled.

KMI Form 10-Q

Gerald O. Bailey et al. v. Shell Oil Co. et al./Southern District of Texas Lawsuit

Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the southern district of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Bailey also asserted claims as a private relator under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants have filed motions for summary judgment on all claims. No trial date has been set.

On March 5, 2007, all defendants and plaintiffs Bridwell Oil Company, the Alicia Bowdle Trust, and the Estate of Margaret Bridwell Bowdle executed an agreement in principle whereby they reached an agreement to settle the claims of these plaintiffs subject to the execution of a final settlement agreement. Defendants and these plaintiffs are preparing the final settlement agreement, which will provide for the dismissal of these plaintiffs’ claims with prejudice to being refiled. The claims asserted by Bailey and the other remaining, non-settling plaintiffs are not included within the settlement.

Bridwell Oil Company Wichita County Lawsuit

On March 1, 2004, Bridwell Oil Company, one of the named defendants in the above-described Bailey action, filed a new matter in which it asserts claims that are virtually identical to the claims it asserts in the Bailey lawsuit. Bridwell Oil Co. v. Shell Oil Co. et al., No. 160,199-B (78th Judicial District Court, Wichita County, Texas filed March 1, 2004). The defendants in this action include, among others, Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P., and Cortez Pipeline Company. The case has been abated pending resolution of the Bailey action discussed above.

On March 5, 2007, the parties executed an agreement in principle whereby they reached an agreement to settle the lawsuit subject to their execution of a final settlement agreement. The parties are preparing the final settlement agreement, which will provide for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to being refiled.

Ptasynski Colorado Federal District Court Lawsuit

On April 7, 2006, Harry Ptasynski, one of the plaintiffs in the Bailey action discussed above, filed suit against Kinder Morgan G.P., Inc. in Colorado federal district court. Harry Ptasynski v. Kinder Morgan G.P., Inc., No. 06-CV-00651 (LTB) (U.S. District Court for the District of Colorado). Ptasynski, who holds an overriding royalty interest at McElmo Dome, asserted claims for civil conspiracy, violation of the Colorado Organized Crime Control Act, violation of Colorado antitrust laws, violation of the Colorado Unfair Practices Act, breach of fiduciary duty and confidential relationship, violation of the Colorado Payment of Proceeds Act, fraudulent concealment, breach of contract and implied duties to market and good faith and fair dealing, and civil theft and conversion. Ptasynski sought actual damages, treble damages, forfeiture, disgorgement, and declaratory and injunctive relief. The Colorado court transferred the case to Houston federal district court, and Ptasynski voluntarily dismissed the case on May 19, 2006. Ptasynski also filed an appeal in the Tenth Circuit seeking to overturn the Colorado court’s order transferring the case to Houston federal district court. Harry Ptasynski v. Kinder Morgan G.P., Inc., No. 06-1231 (10th Cir.). Briefing in the appeal was completed on November 27, 2006. On April 4, 2007, the Tenth Circuit Court of Appeals dismissed the appeal as moot in light of Ptasynski’s voluntary dismissal of the case.

CO2 Claims Arbitration

Cortez Pipeline Company and Kinder Morgan CO2, successor to Shell CO2 Company, Ltd., were among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement, which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiff also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. Defendants denied that there was any breach of the settlement agreement. On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement.  On October 25, 2006, defendants filed an application to confirm the arbitration decision in New Mexico federal district court. On November 6, 2006, the plaintiff filed

KMI Form 10-Q

a motion to vacate the arbitration award in Colorado federal district court and filed a motion to dismiss the New Mexico federal district court application for lack of jurisdiction or, alternatively, asked the New Mexico court to stay consideration of the application in favor of its motion to vacate filed in the Colorado federal district court. In January 2007, the Colorado federal district court denied the plaintiff’s motion to vacate the arbitration award, and the New Mexico federal district court denied the plaintiff’s motion to dismiss the New Mexico application to confirm or to stay the New Mexico application. Briefing on the defendants’ New Mexico application to confirm is complete. No hearing date on the application has been set.

MMS Notice of Noncompliance and Civil Penalty

On December 20, 2006, Kinder Morgan CO2 received a “Notice of Noncompliance and Civil Penalty: Knowing or Willful Submission of False, Inaccurate, or Misleading Information—Kinder Morgan CO2 Company, L.P., Case No. CP07-001” from the U.S. Department of the Interior, Minerals Management Service, referred to in this Note as the MMS. This Notice, and the MMS’ position that Kinder Morgan CO2 has violated certain reporting obligations, relates to a disagreement between the MMS and Kinder Morgan CO2 concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties. The Notice of Noncompliance and Civil Penalty assesses a civil penalty of approximately $2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of 17 alleged violations) for Kinder Morgan CO2’s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for CO2 produced at McElmo Dome, during the period from June 2005 through October 2006. The MMS contends that false, inaccurate, or misleading information was submitted in the 17 monthly Form 2014s containing remittance advice reflecting the royalty payments for the referenced period because they reflected Kinder Morgan CO2’s use of the Cortez Pipeline tariff as the transportation allowance. The MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 should have used its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations as amended effective June 1, 2005. The MMS stated that civil penalties would continue to accrue at the same rate until the alleged violations are corrected.

Kinder Morgan CO2 disputes the Notice of Noncompliance and Civil Penalty for a number of reasons and believes that it has meritorious defenses. The MMS has not identified any royalty underpayment amount due or otherwise issued an appealable order directing that Kinder Morgan CO2 pay additional royalties or calculate the federal government’s royalties in a different manner. If, however, the MMS were to assert such a claim, the difference between the federal royalties actually paid in the June 2005 through October 2006 period and those it is thought that the government would urge as due is estimated at approximately $2.7 million. No pre-hearing hearing date or pre-hearing schedule has been set in this matter.

MMS Order to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the Minerals Management Service. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties by approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR 290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal.

Kinder Morgan CO2 disputes the Order to Report and Pay, and as noted above, it contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984 and was affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. The appeal to the MMS Director does not provide for an oral hearing. Kinder Morgan CO2 has requested the right to file additional briefing on the appeal on or before June 18, 2007.

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The

KMI Form 10-Q

purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 has appealed this decision to the New Mexico Supreme Court. The New Mexico Supreme Court has set oral argument for May 7, 2007.

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome Unit are currently ongoing. These audits and inquiries involve federal agencies and the State of Colorado.

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this Note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude in the second quarter of 2007.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined in a preliminary statement of decision that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP expects to appeal any final statement of decision to this effect. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

This action was filed on June 9, 1997 pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants) in various courts throughout the country. Certain entities Kinder Morgan Energy Partners acquired in the Kinder Morgan Tejas acquisition are also defendants in this matter. In 1999, these cases were consolidated and transferred to the District of Wyoming. The multidistrict litigation matter is called In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293.

In May 2005, the Special Master issued his Report and Recommendations in the In Re Natural Gas Royalties Qui Tam Litigation, Docket No. 1293. The Special Master found that there was a prior public disclosure of the mismeasurement fraud Grynberg alleged, and that Grynberg was not an original source of the allegations. As a result, the Special Master recommended dismissal of the Kinder Morgan defendants on jurisdictional grounds.

In May 2006, the Kinder Morgan defendants filed a Motion to Dismiss and a Motion for Sanctions. In October 2006, the United States District Court for the District of Wyoming issued its Order on Report and Recommendations of Special Master. In its Order, the Court upheld the dismissal of the claims against the Kinder Morgan defendants on jurisdictional grounds, finding that Grynberg’s claims are based upon public disclosures and that Grynberg does not qualify as an original source. Grynberg has

KMI Form 10-Q

appealed this Order to the Tenth Circuit Court of Appeals. A procedural schedule has been issued and briefing is scheduled to be complete in the fall of 2007. There have been no significant developments in this proceeding from the description provided in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Weldon Johnson and Guy Sparks, individually and as Representative of Others Similarly Situated v. Centerpoint Energy, Inc. et. al., No. 04-327-2 (Circuit Court, Miller County Arkansas).

On October 8, 2004, plaintiffs filed the above-captioned matter against numerous defendants including Kinder Morgan Texas Pipeline L.P.; Kinder Morgan Energy Partners, L.P.; Kinder Morgan G.P., Inc.; KM Texas Pipeline, L.P.; Kinder Morgan Texas Pipeline G.P., Inc.; Kinder Morgan Tejas Pipeline G.P., Inc.; Kinder Morgan Tejas Pipeline, L.P.; Gulf Energy Marketing, LLC; Tejas Gas, LLC; and MidCon Corp. (the “Kinder Morgan defendants”). The complaint purports to bring a class action on behalf of those who purchased natural gas from the CenterPoint defendants from October 1, 1994 to the date of class certification.

The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which affiliates in turn sell such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. Based on the information available to date and our preliminary investigation, the Kinder Morgan defendants believe that the claims against them are without merit and intend to defend against them vigorously. There have been no significant developments in this proceeding from the description provided in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We believe that the federal authorities are also investigating coal inventory practices at one or more of our other terminals. While we have no indication of the direction of this additional investigation, Kinder Morgan Energy Partners’ records do not reflect any sales of excess coal from its other terminals, and we are not aware of any wrongdoing or improper activities at Kinder Morgan Energy Partners’ terminals. Kinder Morgan Energy Partners is cooperating fully with federal law enforcement authorities in this investigation, and expects several of its officers and employees to be interviewed formally by federal authorities. We do not believe there is any basis for criminal charges, and we are engaged in discussions to resolve any possible criminal charges.

Queen City Railcar Litigation

Claims asserted by residents and businesses. On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to Kinder Morgan Energy Partners’ Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. A class action complaint arising out of this accident has been settled. However, one member of the settlement class, the Estate of George W. Dameron, opted out of the settlement, and the Administratrix of the Dameron Estate filed a wrongful death lawsuit on November 15, 2006 in the Hamilton County Court of Common Pleas, Case No. A0609990. The complaint alleges that styrene exposure caused the death of Mr. Dameron. Kinder Morgan Energy Partners is not a named defendant in such lawsuit, but it is likely that Kinder Morgan Energy Partners will be joined as a defendant, in which case Kinder Morgan Energy Partners intends to vigorously defend against the estate’s claim.

Certain claims by other residents and businesses remain pending. Specifically, the settlement and final judgment does not apply to purported class action claims by residents in outlying geographic zones more than one mile from the site of the

KMI Form 10-Q

incident. Settlement discussions are proceeding with such residents. In addition, the non-Kinder Morgan defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants, including Kinder Morgan Energy Partners and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan Energy Partners expects that a claim will be asserted by other defendants against Kinder Morgan Energy Partners seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan Energy Partners expects to vigorously defend against any such claims.

Claims asserted by the city of Cincinnati. On September 6, 2005 and before the procedural developments in the case discussed above, the city of Cincinnati filed a complaint on behalf of itself and in parens patriae against Westlake, Indiana and Ohio Railway, Kinder Morgan Liquids Terminals, LLC, Queen City Terminals, Inc. and Kinder Morgan G.P., Inc. in the Hamilton County Court of Common Pleas, case number A0507323. The plaintiff’s complaint arose out of the same railcar incident reported immediately above and alleges public nuisance, negligence, strict liability, and trespass. The complaint seeks compensatory damages in excess of $25,000, punitive damages, pre and post-judgment interest, and attorney fees. In December 2006, the court referred the parties to mediation. The parties agreed to stay discovery until after the mediation, if necessary. No trial date has been established.

Leukemia Cluster Litigation

Richard Jernee, et al. v. Kinder Morgan Energy Partners, et al., No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) (“Jernee”).

Floyd Sands, et al. v. Kinder Morgan Energy Partners, et al., No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) (“Sands”).

On May 30, 2003, plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim “Adam Jernee’s death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.” Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against the same defendants and alleging the same claims as in the Jernee case with respect to Stephanie Suzanne Sands. The Jernee case has been consolidated for pretrial purposes with the Sands case. In May 2006, the court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike portions of the complaint. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the “United States”) as additional defendants. In response, the United States removed the case to the United States District Court for the District of Nevada and filed a motion to dismiss the third-party complaint, which motion is currently pending. Plaintiff has also filed a motion to dismiss the United States and/or to remand the case back to state court. Briefing on these motions has been completed and the motions remain pending. Based on the information available to date, our own preliminary investigation, and the positive results of investigations conducted by State and Federal agencies, we believe that the remaining claims against Kinder Morgan Energy Partners in these matters are without merit and intend to defend against them vigorously. There have been no significant developments in these proceedings from the description provided in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Pipeline Integrity and Releases

From time to time, our pipelines experience leaks and ruptures. These leaks and ruptures may cause explosions, fire, damage to the environment, damage to property and/or personal injury or death. Often these leaks and ruptures are caused by third parties that strike and rupture our pipelines during excavation or construction. In connection with these incidents, we may be sued for damages caused by an alleged failure to properly mark the locations of our pipelines and/or to properly maintain our pipelines. Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties.

We believe that we conduct our operations in accordance with applicable law and many of these incidents are caused by the negligence of third parties. We seek to cooperate with state and federal regulatory authorities in connection with the clean up of the environment caused by such leaks and ruptures and with any investigations as to the facts and circumstances surrounding the incidents.

KMI Form 10-Q

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

Walnut Creek, California Pipeline Rupture

On November 9, 2004, excavation equipment operated by Mountain Cascade, Inc. (“MCI”), a third-party contractor on a water main installation project hired by East Bay Municipal Utility District (“EBMUD”), struck and ruptured an underground petroleum pipeline owned and operated by SFPP in Walnut Creek, California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of MCI. The explosion and fire also caused property damage.

In May 2005, the California Division of Occupational Safety and Health (“CalOSHA”) issued two civil citations against Kinder Morgan Energy Partners relating to this incident assessing civil fines of approximately $0.1 million based upon its alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. In June 2005, the Office of the California State Fire Marshal, Pipeline Safety Division, referred to in this report as the CSFM, issued a notice of violation against Kinder Morgan Energy Partners which also alleged that it did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of $0.5 million. The location of the incident was not SFPP’s work site, nor did SFPP have any direct involvement in the water main replacement project. We believe that SFPP acted in accordance with applicable law and regulations, and further that according to California law, excavators, such as the contractor on the project, must take the necessary steps (including excavating with hand tools) to confirm the exact location of a pipeline before using any power operated or power driven excavation equipment. Accordingly, we disagree with certain of the findings of CalOSHA and the CSFM, and SFPP has appealed the civil penalties while, at the same time, is continuing to work cooperatively with CalOSHA and the CSFM to resolve these matters.

CalOSHA, with the assistance of the Contra Costa County District Attorney’s office, is continuing to investigate the facts and circumstances surrounding the incident for possible criminal violations. Kinder Morgan Energy Partners has been notified by the Contra Costa County District Attorney’s office that it intends to pursue criminal charges against it in connection with the Walnut Creek pipeline rupture. We have responded by reiterating our belief that the facts and circumstances do not warrant criminal charges. We are currently engaged in discussions with the Contra Costa County District Attorney’s office in an effort to resolve any possible criminal charges, which resolution may result in Kinder Morgan Energy Partners agreeing to plead no contest with respect to certain criminal charges, paying a fine and agreeing to certain injunctive relief. In the event that we are able to reach such a resolution, we do not expect that such resolution would have a material adverse effect on our business, financial position, results of operations or cash flows. In the event that we are not able to reach a resolution, we anticipate that the Contra Costa County District Attorney will pursue criminal charges, and we intend to defend such charges vigorously.

As a result of the accident, nineteen separate lawsuits have been filed. Each of these lawsuits is currently coordinated in Contra Costa County Superior Court. There are also several cross-complaints for indemnity between the co-defendants in the coordinated lawsuits. The majority of the cases are personal injury and wrongful death actions. These are: Knox, et al. v. Mountain Cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-00281); Farley v. Mountain Cascade, et al. (Contra Costa Sup. Ct. Case No. C 05-01573); Reyes, et al. v. East Bay Municipal Utility District, et al. (Alameda Sup. Ct. Case No. RG-05-207720); Arias, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case No. RG-05-195567); Angeles, et al. v. Kinder Morgan, et al. (Alameda Sup. Ct. Case No. RG-05-195680); Ramos, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-01840); Taylor, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-02306); Becerra v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C05-02451); Im, et al. v. Kinder Morgan, Inc. et al. (Contra Costa County Superior Court Case No. C05-02077); Paasch, et al. v. East Bay Municipal Utility District, et al. (Contra Costa County Superior Court Case No. C05-01844); Fuentes et al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No. C05-02286); Berry et al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No. C06-010524); Pena et al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No. C06-01051); Bower et al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No. MSC06-02129); and Ross et al. v. Kinder Morgan, et al. (Contra Costa County Superior Court Case No. MSC06-02299). These complaints all alleged, among other things, that SFPP/Kinder Morgan

KMI Form 10-Q

Energy Partners failed to properly field mark the area where the accident occurred. All of these plaintiffs sought compensatory and punitive damages. These complaints also alleged that the general contractor who struck the pipeline, MCI, and EBMUD were at fault for negligently failing to locate the pipeline. Some of these complaints also named various engineers on the project for negligently failing to draw up adequate plans indicating the bend in the pipeline. A number of these actions also named Comforce Technical Services as a defendant. Comforce supplied SFPP with temporary employees/independent contractors who performed line marking and inspections of the pipeline on behalf of SFPP. Some of these complaints also named various governmental entities—such as the City of Walnut Creek, Contra Costa County, and the Contra Costa Flood Control and Water Conservation District—as defendants.

Two of the suits are related to alleged damage to a residence near the accident site. These are: USAA v. East Bay Municipal Utility District, et al., (Contra Costa County Superior Court Case No. C05-02128); and Chabot v. East Bay Municipal Utilities District, et al., (Contra Costa Superior Court Case No. C05-02312). The remaining two suits are by MCI and the welding subcontractor, Matamoros. These are: Matamoros v. Kinder Morgan Energy Partners, L.P., et al., (Contra Costa County Superior Court Case No. C05-02349); and Mountain Cascade, Inc. v. Kinder Morgan Energy Partners, L.P., et al, (Contra Costa County Superior Court Case No. C-05-02576). Like the personal injury and wrongful death suits, these lawsuits allege, among other things, that SFPP/Kinder Morgan Energy Partners failed to properly mark its pipeline, causing damage to these plaintiffs. The Chabot and USAA plaintiffs allege property damage, while MCI and Matamoros Welding allege damage to their business as a result of SFPP/Kinder Morgan Energy Partners’ alleged failures, as well as indemnity and other common law and statutory tort theories of recovery.

Following court ordered mediation, the Kinder Morgan Energy Partners defendants have settled with plaintiffs in all of the wrongful death cases and many of the personal injury and property damages cases. These settlements either have become final by order of the court or are awaiting court approval. The only civil cases which remain unsettled at present are the Bower and Ross cases (each of which alleges that the plaintiffs suffered post traumatic stress disorder as a result of witnessing the incident), as well as certain cross-claims for contribution and indemnity by and between various engineering company defendants and the Kinder Morgan Energy Partners defendants. The parties are currently continuing discovery and court ordered mediation on the remaining cases.

Consent Agreement Regarding Cordelia, Oakland and Donner Summit California Releases

Kinder Morgan Energy Partners and SFPP have entered into an agreement in principle regarding the terms of a proposed Consent Agreement with various governmental agencies to resolve civil claims relating to the unintentional release of petroleum products during three pipeline incidents in northern California. The releases occurred (i) in the Suisun Marsh area near Cordelia in Solano County in April 2004, (ii) in Oakland in February 2005 and (iii) near Donner Pass in April 2005. The agreement was reached with the United States Environmental Protection Agency, referred to in this Note as the EPA, Department of the Interior, Department of Justice and the National Oceanic and Atmospheric Administration, as well as the State of California Department of Fish and Game, Office of Spill Prevention and Response, and the Regional Water Quality Control Boards for the San Francisco and Lahontan regions. Under the Consent Agreement, Kinder Morgan Energy Partners will agree to pay approximately $3.8 million in civil penalties, $1.3 million in natural resource damages and assessment costs and approximately $0.2 million in agency response and future remediation monitoring costs. All of the civil penalties have been reserved for as of March 31, 2007. In addition, Kinder Morgan Energy Partners agreed to perform enhancements in its Pacific operations relative to its spill prevention, response and reporting practices, the majority of which have already been implemented.

It is anticipated that the Consent Agreement will be filed with the United States District Court for the Eastern District of California in May 2007, and will become effective following a 30-day public comment period. Kinder Morgan Energy Partners has substantially completed remediation and restoration activities in consultation with the appropriate state and federal regulatory agencies at the location of each release. Remaining restoration work at the Suisun Marsh and Donner Pass areas is expected to be completed in the fall of 2007.

Baker, California

In November 2004, the CALNEV Pipeline experienced a failure from external damage near Baker, California, resulting in a release of gasoline that affected approximately two acres of land in the high desert administered by The U.S. Bureau of Land Management. Remediation has been conducted and continues for product in the soils. All agency requirements have been met and the site will be closed upon completion of the soil remediation. The California Department of Fish & Game has alleged a small natural resource damage claim that is currently under review. CALNEV expects to work cooperatively with the Department of Fish & Game to resolve this claim. There have been no significant developments in this matter from the description provided in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

KMI Form 10-Q

Henrico County, Virginia

On April 17, 2006, Plantation Pipe Line Company, which transports refined petroleum products across the southeastern United States and which is 51.17% owned and operated by Kinder Morgan Energy Partners, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation estimates the amount of product released to be approximately 553 barrels. Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the EPA and the Virginia Department of Environmental Quality, referred to in this report as the VDEQ. Following settlement negotiations and discussions with VDEQ, Plantation agreed to pay a civil penalty of $650,000 to VDEQ as well as reimburse VDEQ for $18,341 in expenses and oversight costs to resolve the matter. Plantation will satisfy $200,000 of the civil penalty by completing a supplemental environmental project in the form of a $200,000 donation to the Henrico County Fire Department for the purchase of hazardous material spill response equipment. The agreed to Special Order on Consent must undergo public notice and comment and a hearing before the Virginia State Water Control Board before it can be finalized.

Dublin, California

In June 2006, the SFPP pipeline experienced a leak near Dublin, California, resulting in a release of product that affected a limited area along a recreation path. Product impacts were primarily limited to backfill of utilities crossing the pipeline. Remediation and monitoring activities are ongoing under the supervision of the California Department of Fish & Game. The cause of the release was outside force damage. We are currently investigating potential recovery against third parties. There have been no significant developments in this matter from the description provided in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Soda Springs, California

In August 2006, the SFPP pipeline experienced a failure near Soda Springs, California, resulting in a release of product that affected a limited area along Interstate Highway 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate Highway 80. Remediation and monitoring activities are ongoing under the supervision of the California Department of Fish & Game and Nevada County. The cause of the release is currently under investigation. There have been no significant developments in this matter from the description provided in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc, (a third-party contractor to Rockies Express Pipeline LLC, referred to in this Note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident is under investigation by the PHMSA, as well as the Wyoming Occupational Safety and Health Administration. Kinder Morgan Energy Partners is cooperating with both agencies. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident. Kinder Morgan Energy Partners has been contacted by attorneys representing the estate and the family of the deceased bulldozer operator regarding potential claims related to the incident. Although the internal and external investigations are currently ongoing, based upon presently available information, we believe that REX acted appropriately and in compliance with all applicable laws and regulations. There have been no significant developments in this matter from the description provided in the notes to our consolidated financial statements in our Annual Report on Form
10-K for the year ended December 31, 2006.

Charlotte, North Carolina

On November 27, 2006, the Plantation Pipeline experienced a release of approximately 4,000 gallons of gasoline from a Plantation Pipe Line Company block valve on a delivery line into a terminal owned by a third party company. Upon discovery of the release, Plantation immediately locked out the delivery of gasoline through that pipe to prevent further releases. Product had flowed onto the surface and into a nearby stream, which is a tributary of Paw Creek, and resulted in loss of fish and other biota. Product recovery and remediation efforts were implemented immediately, including removal of product from the stream. The line was repaired and put back into service within a few days. Remediation efforts are continuing under the direction of the North Carolina Department of Environment and Natural Resources (the “NCDENR”), which issued a Notice of Violation and Recommendation of Enforcement against Plantation on January 8, 2007. Plantation continues to cooperate fully with the NCDENR, but does not believe that a penalty is warranted given the quality of

KMI Form 10-Q

Plantation’s response efforts. There have been no significant developments in this matter from the description provided in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Although no assurances can be given, we believe that we have meritorious defenses to all pending actions. Furthermore, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability. We also believe that these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Environmental Matters

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

On April 8, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. Kinder Morgan Energy Partners filed its answer to the complaint on June 27, 2003, in which it denied ExxonMobil’s claims and allegations as well as included counterclaims against ExxonMobil and cross claims against ST Services. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, later owned by ST Services, Inc. and currently owned by Pacific Atlantic Terminals, LLC. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state’s cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals’ storage of a fuel additive, MTBE, at the terminal during GATX Terminals’ ownership of the terminal. Pacific Atlantic had admitted that it has assumed ST Services’ obligations with respect to the terminal whatever they may be. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to Kinder Morgan Energy Partners, GATX Terminals’ indemnification obligations, if any, to ST Services may have passed to Kinder Morgan Energy Partners. Consequently, at issue is any indemnification obligation Kinder Morgan Energy Partners may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation with respect to the claims set out in the lawsuit.

The City of Los Angeles v. Kinder Morgan Energy Partners, L.P.; Kinder Morgan Liquids Terminals LLC; Kinder Morgan Tank Storage Terminals LLC; Continental Oil Company; Chevron Corporation, California Superior Court, County of Los Angeles, Case No. NC041463.

Kinder Morgan Energy Partners and some of its subsidiaries are defendants in a lawsuit filed in 2005 alleging claims for environmental cleanup costs and rent at the former Los Angeles Marine Terminal in the Port of Los Angeles. Plaintiff alleges that terminal cleanup costs could approach $18 million; however, we believe that the cleanup costs should be substantially less, and that cleanup costs must be apportioned among all the parties to the litigation. Plaintiff also alleges that it is owed approximately $2.8 million in past rent and an unspecified amount for future rent; however, we believe that previously paid rents will offset some of the plaintiff’s rent claim and that we have certain defenses to the payment of rent allegedly owed. A trial regarding the rent issue is set for October 2007.

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

Other Environmental

Kinder Morgan Transmix Company has completed discussions with the EPA and has recently entered into a Consent Agreement and Final Order regarding allegations by the EPA that it violated certain provisions of the Clean Air Act and the Resource Conservation & Recovery Act. Kinder Morgan Transmix Company agreed to pay the EPA a total of $0.6 million for agency claims that it failed to comply with certain sampling protocols at its Indianola, Pennsylvania and Hartford Illinois transmix facilities. Further, the EPA claimed that Kinder Morgan Transmix Company improperly accepted hazardous waste at its transmix facility in Indianola. The largest part of the agency’s penalty related to this claim. Kinder Morgan Transmix

KMI Form 10-Q

Company also agreed to pay less than $0.1 million for related alleged sampling protocol claims at its Richmond, Virginia transmix facility, and Kinder Morgan Transmix Company agreed to implement a quality assurance program audit at all of its separate transmix facilities.

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

In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide. See “Pipeline Integrity and Releases,” above for information with respect to the environmental impact of recent ruptures of some of our pipelines.

Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of March 31, 2007, we have accrued an environmental reserve of $73.3 million and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology.

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

KMI Form 10-Q

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

By Order dated November 21, 2006, the Kansas District Court appointed the Honorable Joseph T. Walsh to serve as Special Master for In Re Kinder Morgan, Inc. Shareholder Litigation case pending in Kansas. By Order dated December 6, 2006, the Texas District Court also appointed the Honorable Joseph T. Walsh to serve as Special Master in the Crescente v. Kinder Morgan, Inc. et al. case pending in Texas for the purposes of considering any applications for pretrial temporary injunctive relief. On November 21, 2006, the plaintiffs in In Re Kinder Morgan, Inc. Shareholder Litigation filed a Third Amended Class Action Petition with Special Master Walsh. This Petition was later filed under seal with the Kansas District Court on December 27, 2006. Defendants’ answer to the Third Amended Class Action Petition was filed in March 2007.

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

KMI Form 10-Q

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

On August 24, 2006, a civil action entitled City of Inkster Policeman and Fireman Retirement System, Derivatively on Behalf of Kinder Morgan, Inc., Plaintiffs v. Richard D. Kinder, Michael C. Morgan, William v. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and R. Tim Bradley, Defendants and Kinder Morgan, Inc., Nominal Defendant; Case 2006-52653, was filed in the 270th Judicial District Court, Harris County, Texas. This putative derivative lawsuit was brought against certain of Kinder Morgan’s senior officers and directors, alleging that the proposal constituted a breach of fiduciary duties owed to Kinder Morgan, Inc. Plaintiff also contends that the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks, among other things, to enjoin the defendants from consummating the proposal, a declaration that the proposal is unlawful and unenforceable, the imposition of a constructive trust upon any benefits improperly received by the defendants, and attorney’s fees. Defendants filed Special Exceptions to the Complaint, which sought to have the Complaint dismissed. By agreement dated November 16, 2006 the parties agreed, among other things, to postpone the hearing on Defendants’ Special Exceptions, to stay discovery in the Inkster matter, and to provide plaintiff with access to the discovery produced in the Crescente v. Kinder Morgan, Inc. et al. case.

Defendants believe that the claims asserted in the lawsuits are legally and factually without merit and intend to vigorously defend against them.

Assessment of Additional Sales Tax

Terasen Inc. Gas (which is subject to a definitive sales agreement, see Note 7) received a Notice of Assessment dated July 31, 2006 from the British Columbia Social Service Tax authority for C$37.1 million of additional provincial sales tax and interest on the Southern Crossing Pipeline, which was completed in 2000. The assessment was appealed to the Minister of Small Business and Revenue. The Minister’s decision on the appeal was received March 26, 2007 and resulted in a reduction of the assessment to C$7.0 million. Terasen Gas is reviewing the Minister’s decision and will likely appeal the revised assessment.

Retroactive Quebec Tax Amendments

In 2006, two Terasen Inc. entities (which are subject to a definitive sales agreement, see Note 7) received notices of reassessment from Revenue Quebec for a total of C$21.8 million for the 2004 and 2005 taxation years. These reassessments were made pursuant to new, retroactive legislation passed in Quebec in June 2006 for the express purpose of challenging certain inter-provincial Canadian tax structures. Terasen Inc. has filed Notices of Objection for the 2004 and 2005 reassessments to preserve its legal rights to challenge any assessments/reassessments arising from this retroactive legislation and to vigorously defend against all such assessments/reassessments. The reassessment plus any accrued interest to November 30, 2005 has been accounted for as a purchase price adjustment for the Terasen Inc. acquisition and any interest subsequent to the date of the acquisition has been included in the caption “Income from Discontinued Operations, Net of Tax” in the accompanying interim Consolidated Statements of Operations.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

KMI Form 10-Q

15.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” This Statement requires an employer to (i) recognize the overfunded or underfunded status of a defined benefit pension plan or postretirement benefit plan (other than a multiemployer plan) as an asset or liability in its statement of financial position (effective December 31, 2006 for us); (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and disclose certain additional information (effective December 31, 2008 for us); and (iii) recognize changes in the funded status of a plan in the year in which the changes occur through comprehensive income.

For us, the adoption of part (i) of SFAS No. 158 described above did not have a material effect on our statement of financial position as of December 31, 2006. For more information on our pensions and other post-retirement benefit plans, and our disclosures regarding the provisions of this Statement, please see Note 12.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. For us, SAB No. 108 was effective December 31, 2006, and the adoption of this Bulletin had no effect on our consolidated financial statements.

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 1(M) for additional information regarding our adoption of this Interpretation.

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

KMI Form 10-Q

EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for us). Because the provisions of EITF 06-3 require only the presentation of additional disclosures on a prospective basis, the adoption of EITF 06-3 had no effect on our consolidated financial statements.

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

16.

Subsequent Events

On May 7, 2007, we retired our $300 million 6.80% Senior Notes due March 1, 2008 at a premium of 101.39% of the face amount. We expect to record a pre-tax loss of $4.2 million in connection with this early extinguishment of debt.

In May 2007, we terminated C$100.0 million of our receive-fixed-rate, pay-fixed-rate U.S. dollar to Canadian dollar cross-currency interest rate swaps. We paid approximately $7.2 million to terminate these swap agreements, which amount is accumulated in Other Comprehensive Income as part of our currency translation adjustment.

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. Kinder Morgan, Inc. received $549 million of the purchase price on April 30, 2007, and expects to receive the remaining $1 million by the end of the second quarter of 2007. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington.

In April 2007, we terminated C$191.4 million of our receive-fixed-rate, pay-fixed-rate U.S. dollar to Canadian dollar cross-currency interest rate swaps. We paid approximately $23.0 million to terminate these swap agreements, which amount is accumulated in Other Comprehensive Income as part of our currency translation adjustment.

KMI Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. Further, unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P., a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests, and its consolidated subsidiaries. Due to our adoption of EITF No. 04-5, effective as of January 1, 2006, Kinder Morgan Energy partners and its consolidated subsidiaries are included as consolidated subsidiaries of Kinder Morgan, Inc. in our consolidated financial statements. Accordingly, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements for periods beginning on and after January 1, 2006, and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements pursuant to EITF 04-5, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

In February 2007, we entered into a definitive agreement to sell our Canada-based retail natural gas distribution operations to Fortis Inc., for approximately C$3.7 billion including cash and assumed debt, and as a result, we recorded an estimated goodwill impairment charge of approximately $650.5 million in the fourth quarter of 2006. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close in the second quarter of 2007. In prior periods, we referred to these operations principally as the Terasen Gas business segment. The sale does not include assets of our Kinder Morgan Canada business segment (formerly Terasen Pipelines). In March 2007, we entered into an agreement to sell the shares of the Corridor Pipeline System to Inter Pipeline Fund in Canada for approximately C$760 million, including debt. Additionally, Inter Pipeline Fund will assume all of the debt associated with the expansion currently taking place on Corridor. The transaction is subject to certain closing conditions and regulatory approvals, as well as a right of first refusal, and is expected to close in the second quarter of 2007. In prior periods, these operations comprised a portion of our Kinder Morgan Canada business segment. Also in March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million plus working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the Terasen Gas, Corridor and Kinder Morgan Retail operations have been reclassified to discontinued operations for all periods presented. The assets and liabilities of these operations that are still subject to sale at March 31, 2007 have been classified as “held for sale” and are reported in the captions “Current Assets: Assets Held for Sale”, “Assets Held for Sale, Non-current”, “Current Liabilities: Liabilities Held for Sale” and “Liabilities Held for Sale, Non-current” in our accompanying interim Consolidated Balance Sheet at March 31, 2007. Refer to the heading “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding discontinued operations.

Our acquisition of Terasen Inc., the reclassification of the financial results of our Canada-based retail natural gas distribution operations and our Corridor operations as discontinued operations, the impairment of goodwill described above and other acquisitions and divestitures discussed in Notes 5 and 6 of the accompanying Notes to Consolidated Financial Statements affect comparisons of our financial position and results of operations between periods. In addition, the following interim results may not be indicative of the results to be expected over the course of an entire year.

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. Kinder Morgan, Inc. received $549 million of the purchase price on April 30, 2007, and expects to receive the remaining $1 million by the end of the second quarter of 2007. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington.

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2006, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. To convert March 31, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the March 31, 2007 Bank of Canada closing exchange rate of 0.8661 U.S. dollars per Canadian dollar.

KMI Form 10-Q

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax assets, deferred income tax liabilities, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for our natural gas distribution deliveries for which meters have not yet been read, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Additional information regarding our critical accounting policies and estimates can be found in our 2006 Form
10-K. There have been no significant changes in these policies and estimates during the first three months of 2007.

Consolidated Financial Results

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except per share amounts)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$160.3	$152.8	$7.5
Kinder Morgan Canada	25.7	26.2	(0.5)
Power	5.7	6.2	(0.5)
Products Pipelines – KMP	143.2	125.8	17.4
Natural Gas Pipelines – KMP	134.7	143.5	(8.8)
CO2 – KMP	125.4	121.7	3.7
Terminals – KMP	100.5	90.0	10.5
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	695.5	666.2	29.3
Depreciation, Depletion and Amortization Expense	(155.3)	(124.4)	(30.9)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)	-
Impairment of Assets	(377.1)	-	(377.1)
Interest and Corporate Expenses, Net	(319.0)	(329.9)	10.9
(Loss) Income From Continuing Operations Before Income Taxes[1]	(157.3)	210.5	(367.8)
Income Taxes[1]	(81.2)	(73.6)	(7.6)
(Loss) Income From Continuing Operations	(238.5)	136.9	(375.4)
Income From Discontinued Operations, Net of Tax	226.1	56.8	169.3
Net (Loss) Income	$(12.4)	$193.7	$(206.1)

Diluted (Loss) Earnings Per Common Share:
Continuing Operations	$(1.79)	$1.01	$(2.80)
Discontinued Operations	1.70	0.42	1.28
Total Diluted (Loss) Earnings Per Common Share	$(0.09)	$1.43	$(1.52)

Number of Shares Used in Computing Diluted Earnings Per Common Share	133.4	135.0	(1.6)

________________

1

Income taxes of Kinder Morgan Energy Partners of $6.5 million and $5.5 million for the three months ended March 31, 2007 and 2006, respectively, are included in segment earnings.

KMI Form 10-Q

Our income from continuing operations for the first quarter of 2007 was negatively impacted by (i) a $377.1 million goodwill impairment associated with the Trans Mountain Pipeline (see Note 1(F) of the accompanying Notes to Consolidated Financial Statements) and (ii) net pre-tax charges of $22.7 million ($15.1 million after tax) due principally to expenses incurred in connection with the pending management buyout offer and expenses incurred in connection with other asset sales transactions. Our income from continuing operations for the first quarter of 2006 was negatively impacted by a $22.3 million non-cash pre-tax charge ($14.1 million after tax) to mark-to-market certain interest rate swaps. The remaining $2.7 million increase in our income from continuing operations from the first quarter of 2006 to the first quarter of 2007 was principally due to increased business segment earnings before depreciation, depletion and amortization, partially offset by (i) increased general and administrative expense, (ii) increased depreciation, depletion and amortization expense due principally to increased depletion expense in the CO2 business segment and (iii) increased interest expense. The impact on pre-tax earnings of our investment in Kinder Morgan Energy Partners, net of associated minority interest, was $151.3 million and $147.7 million in the three months ended March 31, 2007 and 2006, respectively. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,” “Income Taxes – Continuing Operations” and “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding these items.

Diluted earnings per common share from continuing operations decreased from earnings of $1.01 in the first quarter of 2006 to a loss of $1.79 in the first quarter of 2007, a decrease of $2.80. This decrease reflected, in addition to the financial and operating impacts discussed preceding, a decrease of 1.6 million (1.2%) in shares used to determine diluted earnings per share. In accordance with the provisions of SFAS No. 128, Earnings Per Share, due to the fact that we had a loss from continuing operations in the first quarter of 2007, any potentially dilutive shares are not considered in the computation of diluted earnings per share and, therefore, the number of shares used to compute basic and diluted earnings per share in the first quarter of 2007 are the same. Including the effects of discontinued operations, total diluted earnings per common share decreased from earnings of $1.43 in the first quarter of 2006 to a loss of $0.09 in the first quarter of 2007, a decrease of $1.52. The increase in earnings from discontinued operations was largely the result of a $251.8 million pre-tax gain (net of $3.9 million of transaction costs) recorded in the first quarter of 2007 from the sale of our U.S.-based retail natural gas distribution operations. Refer to the heading “Discontinued Operations” following for additional information.

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

In February 2007, we entered into a definitive agreement to sell our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In March 2007, we entered into an agreement to sell the shares of the Corridor Pipeline System to Inter Pipeline Fund. In prior periods, these operations comprised a portion of our Kinder Morgan Canada business segment. Also in March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding discontinued operations.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses.

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America, or NGPL
Petroleum Pipelines	The ownership and operation of Trans Mountain, a crude and refined petroleum pipeline, principally located in Canada, and a one-third interest in the Express System, a crude pipeline system	Kinder Morgan Canada

KMI Form 10-Q

Power Generation	The ownership and operation of natural gas-fired electric generation facilities	Power
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
CO2 (Kinder Morgan Energy Partners)

The production, transportation and marketing of carbon dioxide (CO2) to oil fields that use CO2 to increase production of oil; plus ownership interests in and/or operation of oil fields in West Texas; plus the ownership and operation of a crude oil pipeline system in West Texas

CO2 – KMP
Liquids and Bulk Terminals (Kinder Morgan Energy Partners)

The ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities that together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products

Terminals – KMP

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Starting in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we will use as a result of Kinder Morgan going private. This segment measure change has been reflected in the prior periods shown in this document in order to achieve comparability. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. In addition, for our business segments that are also business segments of Kinder Morgan Energy Partners, we use segment earnings before depreciation, depletion and amortization expenses (referred to in this report as EBDA) internally as a measure of profit and loss used for evaluating business segment performance and for deciding how to allocate resources to these business segments. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

KMI Form 10-Q

Natural Gas Pipeline Company of America

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except systems throughput)
Operating Revenues	$263.6	$258.1	$5.5
Gas Purchases and Other Costs of Sales	(68.4)	(75.2)	6.8
Other Operating Expenses	(35.2)	(30.5)	(4.7)
Equity in Earnings of Horizon	0.3	0.4	(0.1)
Segment Earnings Before DD&A	$160.3	$152.8	$7.5

			Increase
Systems Throughput (Trillion Btus)	478.3	434.0	44.3

NGPL’s segment earnings before DD&A increased from $152.8 million in the first quarter of 2006 to $160.3 million in the first quarter of 2007, an increase of $7.5 million (5%). Segment earnings before DD&A for the first quarter of 2007 were positively impacted, relative to 2006, by increased transportation and storage margins in 2007, including associated operational natural gas sales, due in part to the completion of the Amarillo line expansion and the Sayre storage field expansion during the second quarter of 2006, as discussed below, and successful re-contracting of transportation and storage services. These positive impacts were partially offset by (i) a $4.4 million increase in operations and maintenance expense, due principally to increased costs for system integrity testing programs, and (ii) a $0.4 million increase in property tax expense. NGPL’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. Total system throughput volumes increased by 44.3 trillion Btus in the first quarter of 2007, relative to 2006, due, in part, to system expansions and favorable weather. Changes in systems throughput typically do not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “demand” contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

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

In the first quarter of 2006, NGPL received certificate approval from the FERC for the $74 million expansion at its North Lansing field in east Texas that adds 10 Bcf of storage service capacity. The project was placed into service in April 2007. Please refer to our 2006 Form 10-K for additional information regarding NGPL.

Kinder Morgan Canada

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except systems throughput)
Operating Revenues	$33.9	$33.1	$0.8
Operating Expenses	(11.5)	(10.5)	(1.0)
Equity in Earnings of Express	3.3	3.6	(0.3)
Segment Earnings Before DD&A	$25.7	$26.2	$(0.5)

			Decrease
Systems Throughput (MMBbl)	39.0	41.7	(2.7)

In March 2007, we entered into an agreement to sell the shares of the Corridor Pipeline System to Inter Pipeline Fund in Canada for approximately C$760 million, including debt. In prior periods, the operations of the Corridor Pipeline System comprised a portion of our Kinder Morgan Canada business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Corridor’s operations have been reclassified to discontinued operations for all periods presented and are not included in the results of the Kinder Morgan Canada business segment presented above. Refer to the heading “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding discontinued operations.

Kinder Morgan Canada’s segment earnings before DD&A decreased by $0.5 million from the first quarter of 2006 to the first quarter of 2007. The decrease in segment earnings before DD&A was principally due to an increase in operating expenses,

KMI Form 10-Q

primarily due to higher labor costs, and a reduction in the equity earnings of Express. These negative impacts were partially offset by an increase in the allowance for funds used during construction on the Trans Mountain pipeline system of $0.9 million.

On November 10, 2005, Kinder Morgan Canada received approval from the NEB to increase the capacity of the Trans Mountain pipeline system from 225,000 barrels per day to 260,000 barrels per day. The C$195 million expansion is designed to add 35,000 barrels per day of heavy crude oil capacity by building new and upgrading existing pump stations along the pipeline system between Edmonton, Alberta, and Burnaby, British Columbia. Construction began in the summer of 2006 and the expansion went into service in April 2007.

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. Kinder Morgan, Inc. received $549 million of the purchase price on April 30, 2007, and expects to receive the remaining $1 million by the end of the second quarter of 2007. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington. In future periods, we will report the results of the Trans Mountain pipeline system in its own segment titled “Trans Mountain – KMP.”

Power

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except systems throughput)
Operating Revenues	$11.6	$10.3	$1.3
Operating Expenses and Minority Interests	(9.1)	(7.0)	(2.1)
Equity in Earnings of Thermo Cogeneration Partnership	3.2	2.9	0.3
Segment Earnings Before DD&A	$5.7	$6.2	$(0.5)

Power’s segment earnings before DD&A decreased from $6.2 million in the first quarter of 2006 to $5.7 million in the first quarter of 2007, a decrease of $0.5 million (8%). The decrease in Power’s segment earnings before DD&A in the first quarter of 2007, relative to 2006, was principally the result of a $0.7 million increase in operations and maintenance expense, principally resulting from higher plant dispatch at the Jackson, Michigan power facility, partially offset by an increase in earnings from the investment in Thermo Cogeneration Partnership.

We have entered into a purchase and sale agreement with a third party to sell our interests in the Power segment’s three natural gas-fired electricity generation facilities located in Colorado. The sale is subject to a right of first refusal, regulatory approvals and partners consent. There can be no assurance that the conditions to the completion of this transaction will be satisfied. Please refer to our 2006 Form 10-K for additional information regarding Power.

KMI Form 10-Q

Products Pipelines – KMP

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except operating statistics)
Operating Revenues	$210.3	$180.5	$29.8
Operating Expenses	(72.4)	(60.7)	(11.7)
Other Expense	(0.5)	-	(0.5)
Earnings from Equity Investments	7.4	7.9	(0.5)
Interest Income and Other Income (Expense), Net	1.2	1.2	-
Income Taxes	(2.8)	(3.1)	0.3
Segment Earnings Before DD&A	$143.2	$125.8	$17.4

			Increase (Decrease)
Gasoline (MMBbl)	108.5	111.6	(3.1)
Diesel Fuel (MMBbl)	38.8	38.7	0.1
Jet Fuel (MMBbl)	30.2	29.5	0.7
Total Refined Product Volumes (MMBbl)	177.5	179.8	(2.3)
Natural Gas Liquids (MMBbl)	16.7	16.7	-
Total Delivery Volumes (MMBbl)[1]	194.2	196.5	(2.3)

________________

1

Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cochin, Cypress and Heartland pipeline volumes.

Following is information related to the increases and decreases, in the first quarter of 2007 compared to the first quarter of 2006, of the Products Pipelines – KMP business segment’s (i) earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
North System	$4.3	83%	$3.1	31%
Cochin Pipeline System	4.1	61%	9.8	86%
West Coast Terminals	2.3	26%	1.6	10%
Transmix Operations	2.1	40%	2.8	38%
Central Florida Pipeline	2.0	28%	1.3	13%
Southeast Terminals	1.6	20%	4.3	32%
All Others	1.0	1%	7.0	(6%)
Intrasegment Eliminations	-	-	(0.1)	100%
Total	$17.4	14%	$29.8	17%

The overall increase in the segment’s earnings before depreciation, depletion and amortization expenses in the first quarter of 2007, relative to the first quarter of 2006, was driven by the favorable results from the North System common carrier natural gas liquids pipeline, the now 100%-owned Cochin pipeline system, the West Coast and transmix terminal operations and the Central Florida Pipeline. The period-to-period earnings and revenue increases from the North System were chiefly due to a 29% increase in throughput volumes, mainly attributable to weather-related higher propane deliveries and strong refinery feedstock demand. The higher earnings and revenues from the Cochin pipeline system were largely attributable to Kinder Morgan Energy Partners’ January 1, 2007 acquisition of the remaining 50.2% ownership interest that it did not already own. For more information on this acquisition, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

The period-to-period earnings increase from the West Coast terminal operations was due to both higher operating revenues and lower operating expenses. The 10% increase in revenues was driven by higher throughput revenues from the combined Carson/Los Angeles Harbor terminal system as a result of completed storage and expansion projects since the end of the first quarter of 2006. The decrease in operating expenses in first quarter 2007 versus first quarter 2006, resulted from higher environmental expenses in the first quarter of 2006, associated with environmental liability adjustments made in the first quarter last year.

KMI Form 10-Q

Earnings before depreciation, depletion and amortization from the petroleum pipeline transmix operations increased 40% in the first quarter of 2007, when compared to last year’s first quarter. The increase mainly resulted from incremental earnings of $1.6 million from the Greensboro, North Carolina facility, and from higher processing revenues from the Colton, California facility, which processes transmix generated from volumes transported to the Southern California and Arizona markets by the Pacific operations’ pipelines. In the second quarter of 2006, Kinder Morgan Energy Partners completed construction and placed into service the approximate $11 million Greensboro facility, and it contributed incremental revenues and operating expenses of $1.9 million and $0.3 million, respectively, in the first three months of 2007.

The quarter-over-quarter increase in earnings before depreciation, depletion and amortization from the Central Florida Pipeline system was mainly due to the 13% increase in revenues, attributable to an over 4% increase in transportation volumes and to a mid-year 2006 tariff rate increase. Earnings and revenues increased $1.6 million (20%) and $4.3 million (32%), respectively, from the Southeast terminal operations in the first quarter of 2007 versus the first quarter of 2006. The increase related to higher products volumes and higher terminal blending and storage revenues in the first quarter of 2007, relative to the first quarter last year.

Combining all of the segment’s operations, total delivery volumes of refined petroleum products decreased 1.3% in the first quarter of 2007, compared to the first quarter last year; however, excluding volumes delivered by Plantation, combined deliveries of refined petroleum products were up almost 1% in the first quarter of 2007. In addition, combined mainline delivery and terminal volumes from the Pacific operations increased 1.3% in the first quarter of 2007 versus the first quarter a year ago, with Arizona volumes up 8% due to the completed expansion of the East Line pipeline, which came on-line during the summer of 2006. We expect the Products Pipelines business segment to meet or exceed its budget for 2007. Please refer to our 2006 Form 10-K for additional information on Products Pipelines – KMP.

Natural Gas Pipelines – KMP

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except operating statistics)
Operating Revenues	$1,535.4	$1,830.0	$(294.6)
Operating Expenses	(1,405.7)	(1,697.8)	292.1
Earnings from Equity Investments[1]	6.4	11.2	(4.8)
Interest Income and Other Income (Expense), Net	-	0.4	(0.4)
Income Taxes	(1.4)	(0.3)	(1.1)
Segment Earnings Before DD&A	$134.7	$143.5	$(8.8)

			Increase (Decrease)
Natural Gas Transport Volumes (Trillion Btus)[2]	378.3	336.7	41.6
Natural Gas Sales Volumes (Trillion Btus)[3]	209.0	223.8	(14.8)

________________

1

2007 amount includes a $1.0 million increase in expense associated with Kinder Morgan Energy Partners’ portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

2

Includes Kinder Morgan Interstate Gas Transmission, Texas intrastate natural gas pipeline group, Trailblazer and TransColorado pipeline volumes.

3

Represents Texas intrastate natural gas pipeline group.

In the first quarter of 2007, the Natural Gas Pipelines - KMP business segment reported an $8.8 million (6%) decrease in earnings before depreciation, depletion and amortization expenses, when compared to the first quarter last year. However, first quarter 2007 earnings included a $1.0 million loss in equity earnings from Kinder Morgan Energy Partners’ 49% interest in the net income of Red Cedar Gathering Company. The loss represented Kinder Morgan Energy Partners’ share of Red Cedar’s approximate $2.0 million loss from the early extinguishment of debt, representing the excess of the price Red Cedar paid to repurchase and retire the principal amount of $31.4 million of its senior notes in March 2007.

Following is information related to the increases and decreases, in the first quarter of 2007 compared to the first quarter of 2006, of the Natural Gas Pipelines – KMP business segment’s (i) remaining $7.8 million (5%) decrease in earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) its $294.6 million (16%) decrease in operating revenues:

KMI Form 10-Q

Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$(2.4)	(3%)	$(289.5)	(17%)
Red Cedar Gathering Company	(1.9)	(19%)	-	-
Rocky Mountain Pipeline Group	(1.8)	(4%)	4.1	7%
Casper Douglas Gas Gathering and Processing	(1.1)	(21%)	(6.3)	(25%)
All Others	(0.6)	(35%)	(3.4)	(99%)
Intrasegment Eliminations	-	-	0.5	67%
Total	$(7.8)	(5%)	$(294.6)	(16%)

The decrease in earnings in the first quarter of 2007 versus the first quarter of 2006 from the Texas intrastate natural gas pipeline group was due primarily to higher system operating and maintenance expenses and higher income tax expenses. The increase in operating and maintenance expenses, including labor, totaled $1.3 million (12%), and was primarily related to 2006 pipeline integrity projects that were not completed until 2007. The increase in income taxes totaled $1.1 million and was largely due to incremental expense, beginning January 1, 2007, resulting from the new Texas margin tax. The Texas margin tax is a state business tax based on taxable margin, which is determined to be the lowest of (i) 70% of total revenue; (ii) total revenue less costs of goods sold; or (iii) total revenue less compensation and benefits expenses at applicable tax rates of 1% or 0.5%. The Texas margin tax is applicable to virtually all filing entities, including limited partnerships, which do business in the State of Texas.

In general, the variances from period to period in both segment revenues and segment costs of sales are due to lower average gas prices and lower volumes in 2007 versus 2006. In the first quarter of 2007, the net change in the Texas Intrastate group’s revenues and costs of sales were relatively flat, when compared to the first quarter last year, as higher margins from both purchase and sales activities and natural gas processing activities in the first quarter 2007 were largely offset by favorable settlements of pipeline transportation imbalances and higher transportation revenues in the first quarter of 2006.

The quarter-to-quarter 19% decrease in earnings before depreciation, depletion and amortization from the segment’s equity investment in Red Cedar was primarily due to lower income earned by Red Cedar from natural gas gathering and sales of excess fuel gas in the first quarter of 2007, relative to the first quarter last year.

The $1.8 million (4%) decrease in earnings from the Rocky Mountain interstate natural gas pipeline group, which is comprised of Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company, TransColorado Gas Transmission Company, and Kinder Morgan Energy Partners’ current 51% equity investment in the Rockies Express Pipeline, resulted primarily from an incremental $1.7 million decrease in equity earnings from the investment in Rockies Express. The decrease reflects lower net income from Rockies Express, which began interim service in February 2006, due primarily to incremental depreciation and interest expense allocable to a segment of the project that was placed in service in February 2007 and that currently has limited natural gas reservation revenues and volumes.

On February 14, 2007, Kinder Morgan Energy Partners began service on the second segment of the first leg of the Rockies Express Pipeline, a 191-mile section of 42-inch diameter pipeline that extends from the Wamsutter Hub in Sweetwater County, Wyoming to the Cheyenne Hub in Weld County, Colorado. Approximately 328 miles of the project, which originates at the Meeker Hub in Rio Blanco County, Colorado, are now in service, transporting up to 500 million cubic feet of natural gas per day. Earnings before depreciation, depletion and amortization from the Casper Douglas processing operations decreased 21% in the first quarter of 2007, when compared to the first quarter of 2006. The drop in Casper Douglas’ earnings was primarily due to the sale of the Douglas natural gas gathering system to a third party effective April 1, 2006. We expect the Natural Gas Pipelines - KMP business segment to meet or exceed its budget for 2007. Please refer to our 2006 Form 10-K for additional information on Natural Gas Pipelines – KMP.

KMI Form 10-Q

CO2 – KMP

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except operating statistics)
Operating Revenues	$191.6	$174.7	$16.9
Operating Expenses	(70.6)	(58.5)	(12.1)
Earnings of Equity Investees	5.2	5.6	(0.4)
Income Taxes	(0.8)	(0.1)	(0.7)
Segment Earnings Before DD&A	$125.4	$121.7	$3.7

			Increase (Decrease)
Carbon Dioxide Delivery Volumes(Bcf)[1]	165.7	172.4	(6.7)
SACROC Oil Production (Gross)(MBbl/d)[2]	29.9	31.3	(1.4)
SACROC Oil Production (Net)(MBbl/d)[3]	24.9	26.1	(1.2)
Yates Oil Production (Gross)(MBbl/d)[2]	26.1	25.0	1.1
Yates Oil Production (Net)(MBbl/d)[3]	11.6	11.1	0.5
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[3]	9.7	9.3	0.4
Realized Weighted Average Oil Price per Bbl[4,5]	$35.17	$30.47	$4.70
Realized Weighted Average Natural Gas Liquids Price per Bbl[5,6]	$41.71	$41.35	$0.36

________________

1

Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.

2

Represents 100% of the production from the field. Kinder Morgan Energy Partners owns an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.

3

Net to Kinder Morgan Energy Partners, after royalties and outside working interests.

4

Includes all Kinder Morgan Energy Partners crude oil production properties.

5

Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.

6

Includes production attributable to leasehold ownership and production attributable to Kinder Morgan Energy Partners’ ownership in processing plants and third party processing agreements.

The CO2 – KMP segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.

For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the first quarter of 2007 compared to the first quarter of 2006, of (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(2.7)	(6%)	$(1.6)	(4%)
Oil and Gas Producing Activities	6.4	8%	16.4	11%
Intrasegment Eliminations	-	-	2.1	15%
Total	$3.7	3%	$16.9	10%

The period-to-period growth in earnings before depreciation, depletion and amortization expenses from the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, was largely revenue related, driven by higher revenues from the sale of crude oil and natural gas plant liquids products.

Revenues from crude oil sales and natural gas plant products sales increased $14.2 million (14%) and $2.0 million (6%), respectively, in the first quarter of 2007 compared to the first quarter of 2006. With regard to crude oil, a slight (1%) overall

KMI Form 10-Q

decrease in volumes was more than offset by a 15% increase in the realized weighted average price per barrel; with regard to natural gas liquids, Kinder Morgan Energy Partners benefited from an over 4% increase in sales volumes and a 1% increase in our realized weighted average price per barrel.

Because the CO2 – KMP segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, Kinder Morgan Energy Partners mitigates this risk through a long-term hedging strategy that involves the use of derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. Had Kinder Morgan Energy Partners not used energy derivative contracts to transfer commodity price risk, the crude oil sales prices would have averaged $55.52 per barrel in the first quarter of 2007, and $60.62 per barrel in the first quarter of 2006. All of the hedge gains and losses for crude oil and natural gas liquids are included in the realized average price for oil; none are allocated to natural gas liquids. For more information on hedging activities, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

The quarter-to-quarter $2.7 million (6%) decrease in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities was primarily due to a decrease in carbon dioxide sales revenues, partially offset by an increase in pipeline transportation revenues. The decrease in carbon dioxide sales revenues was due to a 14% drop in average carbon dioxide sale prices in the first quarter of 2007, reflecting higher price levels a year ago that were boosted, in part, by higher average crude oil prices. The unfavorable price variance more than offset an over 2% increase in sales volumes driven by increased carbon dioxide production from the McElmo Dome source field and as always, we do not recognize profits on carbon dioxide sales to ourselves. The increase in pipeline transportation revenues was driven by higher crude oil transportation volumes from the Kinder Morgan Wink Pipeline.

Compared to the first quarter of 2006, the segment’s operating expenses increased $12.1 million (21%) in the first quarter of 2007. The increase was largely due to additional labor and field expenses, driven by higher well workover and completion expenses related to infrastructure expansions at the SACROC and Yates oil field units, and to higher fuel and power expenses. In addition, segment income tax expenses increased $0.7 million (700%) in the first quarter of 2007, when compared to the first quarter a year ago. The increase was largely due to incremental expense, beginning January 1, 2007, resulting from the new Texas margin tax described above in “Natural Gas Pipelines – KMP.” As of March 31, 2007, we expect the CO2 – KMP business segment to fall short of its budget for 2007. Please refer to our 2006 Form 10-K for additional information regarding CO2 – KMP.

Terminals – KMP

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions except operating statistics)
Operating Revenues	$215.1	$206.4	$8.7
Operating Expenses	(115.8)	(115.8)	-
Other Income[1]	2.7	-	2.7
Interest Income and Other Income (Expense), Net	-	1.4	(1.4)
Income Taxes	(1.5)	(2.0)	0.5
Segment Earnings Before DD&A	$100.5	$90.0	$10.5

			Increase (Decrease)
Bulk Transload tonnage (MMtons)[2]	19.6	21.2	(1.6)
Liquids Leaseable Capacity (MMBbl)	43.6	42.8	0.8
Liquids Utilization	98.5%	97.8%	0.7%

________________

1

2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 Hurricane season.

2

Volumes for acquired terminals are included for both periods.

The Terminals – KMP business segment includes the operations of the petroleum and petrochemical-related liquids terminal facilities (other than those included in the Products Pipelines – KMP segment), and all of the coal, petroleum coke, steel and other dry-bulk material services facilities. In the first quarter of 2007, the segment’s overall $10.5 million (12%) increase in earnings before depreciation, depletion and amortization compared to the year earlier first quarter included a $1.8 million gain, recognized in January 2007, based upon the final determination of the book value of fixed assets damaged or destroyed during Hurricanes Katrina and Rita in 2005.

KMI Form 10-Q

The Terminals – KMP segment’s remaining $8.7 million (10%) increase in earnings before depreciation, depletion and amortization expenses in the first quarter of 2007 compared with the first quarter of 2006 was due to a combination of internal expansions and strategic acquisitions, but offset partially by decreases in earnings from terminals included in the Texas Petcoke and Mid-Atlantic regions that were owned during the first quarter of both years (discussed below).

Kinder Morgan Energy Partners makes and continues to seek key terminal acquisitions in order to gain access to new markets and to complement and/or enlarge its existing terminal operations. Since the end of the first quarter of 2006, Kinder Morgan Energy Partners has invested approximately $82.7 million in cash and $1.7 million in common units to acquire terminal assets and combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $5.5 million, revenues of $14.0 million and operating expenses of $8.5 million, respectively, in 2007. Kinder Morgan Energy Partners’ significant terminal acquisitions since the end of the first quarter of 2006 included the following:

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

For all other terminal operations (those owned during the first three months of both comparable years), earnings before depreciation, depletion and amortization expenses and the property casualty gain increased $3.2 million (4%) and revenues decreased $5.3 million (3%) in the first quarter of 2007, when compared to last year’s first quarter.

Following is information, by terminal operating region, related to these quarter-to-quarter changes:

Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Gulf Coast	$3.2	16%	$3.1	10%
Northeast	2.3	17%	1.1	4%
Midwest	1.7	16%	1.3	5%
Lower Mississippi (Louisiana)	1.0	14%	(2.7)	(8%)
Texas Petcoke	(2.1)	(16%)	(3.3)	(13%)
Mid-Atlantic	(1.9)	(18%)	(4.9)	(18%)
All Others	(1.0)	(7%)	0.2	-
Intrasegment Eliminations	-	-	(0.1)	(25%)
Total	$3.2	4%	$(5.3)	(3%)

The increase in earnings before depreciation, depletion and amortization expenses in the first quarter of 2007 compared with the first quarter of 2006 from the Gulf Coast region was driven by favorable results from the Pasadena and Galena Park, Texas liquids facilities located along the Houston Ship Channel. The increase from the Pasadena terminal was driven by higher revenues from incremental customer agreements, higher refinery throughput and transmix sales, and higher truck loading rack service fees. The increase at Galena Park was due to both higher revenues and lower operating expenses. The increase in revenues was due to additional tankage available for lease and higher refinery throughput; the decrease in operating expenses was largely related to higher environmental expenses, recorded in the first quarter of 2006, associated with environmental liability accrual adjustments.

The increase in earnings from the Northeast terminals was primarily due to higher earnings from the liquids terminal facilities located in Perth Amboy and Carteret, New Jersey. For the two terminals combined, the earnings increase was largely due to higher revenues from new and renegotiated customer contracts, ancillary services and an overall 30% increase in fuel grade ethanol volumes.

Kinder Morgan Energy Partners also benefited from higher earnings before depreciation, depletion and amortization in the first quarter of 2007, relative to the prior year, from terminal operations included in the Midwest and Louisiana regions. The increase from the Midwest terminals was mainly attributable to higher earnings from the combined operations of the Argo and Chicago, Illinois liquids terminals, and from the Cora, Illinois coal terminal. The quarter-to-quarter increase in earnings from the two liquids terminals was primarily due to higher revenues, due to increased ethanol throughput and incremental liquids storage and handling business. The increase in earnings at Cora was mainly attributable to higher revenues resulting from a 13% increase in coal transfer volumes in the first quarter of 2007. For the Louisiana terminals, the increase in earnings

KMI Form 10-Q

before depreciation, depletion and amortization in the first quarter of 2007, versus the first quarter last year, was largely related to the negative effects of the two Gulf Coast hurricanes in 2005, resulting in an overall general loss of business in the first quarter of 2006.

Partially offsetting the segment’s overall growth in earnings before depreciation, depletion and amortization in the first quarter of 2007 compared with the first quarter of 2006 were lower earnings from terminal activity in the Texas Petcoke and Mid-Atlantic regions. The decrease from the Texas petroleum coke operations was due mainly to lower quarter-over-quarter revenues, due to both a 16% drop in petroleum coke volumes, largely related to a refinery shutdown in the first quarter of 2007, and to unfavorable true-ups and adjustments, recognized in the first quarter of 2007, to certain prior period estimates. The decrease from the Mid-Atlantic region was driven by lower earnings from the Fairless Hills, Pennsylvania bulk terminal, primarily due to a significant down-turn in steel imports in the first quarter of 2007 versus the first quarter of 2006. We expect the Terminals – KMP business segment to meet or exceed its budget for 2007. Please refer to our 2006 Form 10-K for additional information regarding Terminals – KMP.

Interest and Corporate Expenses, Net

	Three Months Ended March 31,		Earnings Increase
	2007	2006	(Decrease)
	(In millions)
General and Administrative Expense	$(110.4)	$(82.3)	$(28.1)
Interest Expense, Net	(147.2)	(129.4)	(17.8)
Interest Expense – Deferrable Interest Debentures	(5.5)	(5.5)	-
Minority Interests	(58.2)	(90.1)	31.9
Loss on Mark-to-market Interest Rate Swaps	-	(22.3)	22.3
Other, Net	2.3	(0.3)	2.6
	$(319.0)	$(329.9)	$10.9

“Interest and Corporate Expenses, Net” was an expense of $319.0 million in the first quarter of 2007, compared to an expense of $329.9 million in the first quarter of 2006, a decrease of $10.9 million (3%).

The $28.1 million increase in general and administrative expense in the first quarter of 2007, relative to 2006, was due to (i) $20.2 million of general and administrative expense related to the pending management buyout offer, (ii) a $4.9 million increase in general and administrative expense of Kinder Morgan Energy Partners and (iii) a $3.4 million increase in general and administrative expense of Terasen Inc., partially offset by a $0.4 million decrease in other general and administrative expense.

The $17.8 million increase in total interest expense in the first quarter of 2007, relative to 2006, was due to (i) a $13.9 million increase in interest expense of Kinder Morgan Energy Partners and (ii) a $3.9 million increase in other interest expense resulting from higher effective interest rates, partially offset by lower debt balances.

The $31.9 million decrease in minority interests in the first quarter of 2007, relative to 2006, was due to (i) a $26.1 million decrease in minority interests of Kinder Morgan Energy Partners and (ii) a $5.8 million decrease in minority interests of Kinder Morgan Management.

During the first quarter of 2006, we recorded a pre-tax charge of $22.3 million ($14.1 million after tax) related to the financing of the Terasen Inc. acquisition. The charge was necessary because certain hedges put in place related to the debt financing for the acquisition did not qualify for hedge treatment under Generally Accepted Accounting Principles, thus requiring that they be marked-to-market, resulting in a non-cash charge to income. These hedges have now been effectively terminated and replaced with agreements that qualify for hedge accounting treatment (see Note 11 of the accompanying Notes to Consolidated Financial Statements).

Income Taxes – Continuing Operations

The income tax provision increased from $79.1 million in the first quarter of 2006 to $87.7 million in the first quarter of 2007, an increase of $8.6 million (11%) due principally to (i) an increase in federal tax attributable to an increase in pre-tax income from continuing operations, excluding the $377.1 million impairment charge related to nondeductible goodwill of Kinder Morgan Canada, and (ii) a reduction in the tax benefits associated with our Terasen Inc. acquisition financing structure.

KMI Form 10-Q

Discontinued Operations

On March 5, 2007, we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. to Inter Pipeline Fund, a Canada-based company, for approximately $644 million (C$760 million). The sale does not include any other assets of Kinder Morgan Canada (formerly Terasen Pipelines). This transaction, subject to certain closing conditions and third party consents, is expected to close in the second quarter of 2007.

On February 26, 2007, we entered into a definitive agreement to sell Terasen Inc. to Fortis, Inc., a Canada-based company, for approximately $3.2 billion (C$3.7 billion) including cash and assumed debt. Terasen Inc.’s principal assets include Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc. The sale does not include assets of Kinder Morgan Canada (formerly Terasen Pipelines). Pending certain closing conditions and third-party consents, this transaction is expected to close in the second quarter of 2007. Based on the fair values of this reporting unit derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the fourth quarter of 2006.

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million plus working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs) in the first quarter of 2007.

In November 2005, we adopted and implemented a plan to discontinue the water and utility services line of business operated by Terasen Inc., which offers water, wastewater and utility services, primarily in Western Canada. During the second quarter of 2006, our wholly owned subsidiary, Terasen Inc., completed the sale of Terasen Water and Utility Services to a group led by CAI Capital Management Co. and including the existing management team of Terasen Water and Utility Services for approximately $118 million (C$133 million). The sale did not include CustomerWorks LP, a 30% joint venture with Enbridge Inc. No gain or loss was recognized from the sale of the water and utility segment. Incremental losses of $0.7 million (net of tax benefits of $0.4 million) were recorded in the three months ended March 31, 2006 reflecting the operating results of the water and utility business segment during the first quarter of 2006.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the above-mentioned operations have been reclassified to discontinued operations for all periods presented.

Note 7 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service, capital expenditures, common stock repurchases, quarterly cash dividends to our common shareholders and quarterly distributions to Kinder Morgan Energy Partners’ public common unitholders. Our capital expenditures (other than sustaining capital expenditures), our common stock repurchases and our quarterly cash dividends to our common shareholders are discretionary. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our $800 million credit facility or by issuing long-term notes. In addition, Kinder Morgan Energy Partners could meet its cash requirements with cash from operations and through borrowings under its credit facility or by issuing short-term commercial paper or long-term notes. Furthermore, Kinder Morgan Energy Partners could issue additional units.

On August 28, 2006, we entered into a definitive merger agreement under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, will acquire all of our outstanding common stock for $107.50 per share in cash. The proposed merger agreement has been approved by our board of directors and stockholders and the transaction is anticipated to close in the second quarter of 2007, subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions. The total amount of funds estimated to be necessary to complete the proposed merger and related transactions, including debt to be incurred and to remain outstanding in connection with the merger, and to pay related customary fees and expenses, is approximately $22.4 billion, consisting of (i) up to $5.0 billion in new equity financing from private equity funds and other entities providing equity financing, (ii) approximately $2.9 billion from rollover investors, who are certain current or former directors, officers or other members of management of Kinder Morgan, Inc. (or entities controlled by such persons) that are directly or indirectly reinvesting all or a portion of their equity interests in Kinder Morgan, Inc. and/or cash in exchange for equity interests in Knight Holdco LLC, the parent of the surviving entity of the merger, (iii) approximately $7.3 billion in new debt financing to be issued pursuant to a debt commitment letter dated July 18, 2006 and expiring on September 30, 2007, in which a syndicate of banks have each severally and not jointly committed to provide (each committing 20%) to Kinder Morgan, Inc. up to $8.6 billion of senior secured facilities, subject to a number of conditions as set forth in the commitment letter and (iv) approximately $7.2 billion of our existing indebtedness expected to

KMI Form 10-Q

remain outstanding in connection with the merger. Prior to the effective time of the merger, Knight Holdco LLC may permit additional rollover commitments from other members of senior management, in which case, the aggregate new equity commitments will decrease by the aggregate amount of rollover commitments.

Invested Capital

The following table illustrates the sources of our invested capital. As discussed previously under “Discontinued Operations”, we entered into two definitive agreements in the first quarter of 2007 to sell Terasen Inc. and Terasen Pipeline (Corridor) Inc. As a result, net debt and Capital Securities of these reporting units totaling $2,495.9 million and $107.9 million, respectively, at March 31, 2007 have been classified as held for sale in the accompanying interim Consolidated Balance Sheet, and have been excluded from the amounts shown in the following table. Our net debt to total capital decreased in the first quarter of 2007 due to this reclassification offset partially by senior notes issued by Kinder Morgan Energy Partners. Our ratio of net debt to total capital increased in 2006 compared to 2005 due to our adoption of EITF No. 04-5, which resulted in the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements beginning January 1, 2006. Although the total debt on our consolidated balance sheet increased as a result of including Kinder Morgan Energy Partners’ debt balances with ours, Kinder Morgan, Inc. has not assumed any additional obligations with respect to Kinder Morgan Energy Partners’ debt. See Note 1(C) of the accompanying Notes to Consolidated Financial Statements for information regarding EITF No. 04-5. Our ratio of net debt to total capital increased in the fourth quarter of 2005 as a result of the acquisition of Terasen Inc. We expect our ratio of net debt to total capital to increase further in the second quarter of 2007 with the anticipated increase in debt if the proposed merger agreement, as discussed previously, is consummated. This will be partially offset by the reduction of debt with the proceeds from the proposed sales of Terasen Inc. and Terasen Pipelines (Corridor) Inc.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under “Significant Financing Transactions” following. In addition to our results of operations, these balances are affected by our financing activities as discussed following. Changes in our long-term and short-term debt are discussed under “Net Cash Flows from Financing Activities” following and in Note 8 of the accompanying Notes to Consolidated Financial Statements.

KMI Form 10-Q

	March 31,	December 31,
	2007	2006	2005	2004
	(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$9,636.1	$10,623.9	$6,286.8	$2,258.0
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.6	283.6	283.6	283.6
Capital Securities	-	106.9	107.2	-
Value of Interest Rate Swaps[1]	56.4	46.4	51.8	88.2
	9,976.1	11,060.8	6,729.4	2,629.8
Minority Interests	3,022.2	3,095.5	1,247.3	1,105.4
Common Equity, Excluding Accumulated Other Comprehensive Loss	3,532.9	3,657.5	4,051.4	2,919.5
	16,531.2	17,813.8	12,028.1	6,654.7
Value of Interest Rate Swaps	(56.4)	(46.4)	(51.8)	(88.2)
Capitalization	16,474.8	17,767.4	11,976.3	6,566.5
Short-term Debt, Less Cash and Cash Equivalents[2]	239.4	2,046.7	841.4	328.5
Invested Capital	$16,714.2	$19,814.1	$12,817.7	$6,895.0

Capitalization:
Outstanding Notes and Debentures	58.5%	59.8%	52.5%	34.4%
Minority Interests	18.3%	17.4%	10.4%	16.8%
Common Equity	21.5%	20.6%	33.8%	44.5%
Deferrable Interest Debentures Issued to Subsidiary Trusts	1.7%	1.6%	2.4%	4.3%
Capital Securities	-%	0.6%	0.9%	-%

Invested Capital:
Net Debt[3,4]	59.1%	63.9%	55.6%	37.5%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Capital Securities and Minority Interests	40.9%	36.1%	44.4%	62.5%

1

See “Significant Financing Transactions” following.

2

Cash and cash equivalents netted against short-term debt were $690.4 million, $129.8 million, $116.6 million and $176.5 million for March 31, 2007 and December 31, 2006, 2005 and 2004, respectively.

3

Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

4

Our ratio of net debt to invested capital, not including the effects of consolidating Kinder Morgan Energy Partners, was 54.5% (including the net debt and capital securities of Terasen Inc. classified as held for sale in the accompanying interim Consolidated Balance Sheet) at March 31, 2007 and 55.9% at December 31, 2006.

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

	At March 31, 2007		At April 30, 2007
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions of U.S. dollars)
Kinder Morgan, Inc.
$800 million, five-year revolver, due August 2010[1]	$-	$721.4	$-	$721.4
Kinder Morgan Energy Partners
$1.85 billion, five-year revolver, due August 2010[2]	354.3	1,109.0	901.8	561.5
Terasen Inc.
C$450 million, three-year revolver, due May 2009[3]	65.8	259.3	99.1	238.7
Terasen Gas Inc.
C$500 million, three-year revolver, due June 2009[3]	118.7	276.7	110.8	300.4
Terasen Pipelines (Corridor) Inc.
C$375 million, 364-day revolver, due January 2008[3]	311.8	21.5	406.3	62.0

1

On January 5, 2007, after shareholder approval of the proposed merger agreement was announced, Kinder Morgan, Inc.’s debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt that would result if the transaction is consummated. Kinder Morgan, Inc.’s debt credit ratings are currently rated BB- by Standard & Poor’s Rating Services, and Baa2 by Moody’s Investors Service. On April 11, 2007, Fitch also lowered its rating to BB in anticipation of the transaction. These rating changes, combined with the uncertainty that the proposed merger transaction or any other proposals or extraordinary transaction will be approved or completed, has limited our access to the commercial paper market. As a result, we are currently utilizing our $800 million credit facility for Kinder Morgan, Inc.’s short-term borrowing needs.

2

On January 5, 2007, after shareholder approval of the proposed merger agreement transaction was announced, Kinder Morgan Energy Partners’ credit rating was downgraded to BBB by Standard & Poor’s Rating Services due to the anticipated increase in Kinder Morgan, Inc.’s debt that would result if the transaction is consummated. Kinder Morgan Energy Partners’ debt credit ratings are currently rated BBB by Standard & Poor’s Rating Services, and Baa1 by Moody’s Investors Service. As noted by Moody’s in its credit opinion dated November 15, 2006, Kinder Morgan Energy Partners’ rating is expected to be downgraded from Baa1 to Baa2 at the time Moody’s finalizes its ratings for Kinder Morgan, Inc. Additionally, Kinder Morgan Energy Partners’ rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007. Kinder Morgan Energy Partners is not able to predict with certainty the final affect of the pending buyout proposal on its credit ratings.

3

As discussed in Note 7 of the accompanying Notes to Consolidated Financial Statements, on February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. Short-term debt outstanding associated with the credit facilities of these entities are reported as liabilities held for sale and included in the caption “Current Liabilities: Liabilities Held for Sale” in our accompanying interim Consolidated Balance Sheet at March 31, 2007.

These facilities can be used for the respective entity’s general corporate or partnership purposes and as backup for that entity’s respective commercial paper and bankers’ acceptance programs. Additionally, at March 31, 2007 and April 30, 2007, we had a C$20 million demand facility associated with Terasen Pipelines (Corridor) Inc.’s credit facility put in place for overdraft purposes and short-term cash management. At March 31, 2007, $16.9 million was outstanding under the C$20 million demand facility at a weighted-average rate of 6.00%.

At March 31, 2007, Rockies Express Pipeline LLC, a subsidiary of West2East Pipeline LLC, had a $2.0 billion five-year credit facility outstanding, which can be amended to allow for borrowings up to $2.5 billion. West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC) is accounted for under the equity method of accounting. Borrowings under this credit facility do not reduce the borrowings allowed under any of the credit facilities previously described. All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, Sempra Energy – 25%, and ConocoPhillips – 24%. As of

KMI Form 10-Q

March 31, 2007, Rockies Express Pipeline LLC had $1,031.5 million of commercial paper outstanding with a weighted-average interest rate of 5.41%, and there were no borrowings under its five-year credit facility. Accordingly, as of March 31, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $526.1 million (51% of total commercial paper borrowings).

Our current maturities of long-term debt of $575.5 million at March 31, 2007 represent (i) $5.0 million portion of our 6.50% Series Debentures due September 1, 2013, (ii) $300 million of our 6.80% Series Debentures due March 1, 2008, (iii) $250.0 million of Kinder Morgan Energy Partners’ 5.35 % Senior Notes due August 15, 2007, (iv) $9.5 million portion of a 5.40% long-term note payable under Kinder Morgan Operating L.P. “A” due March 31, 2008, (v) $6.0 million portion of Kinder Morgan Texas Pipeline, L.P.’s 5.23% Series Notes due January 2, 2014 and (vi) $5.0 million portion of Central Florida Pipe Line LLC’s 7.84% Series Notes due July 23, 2007. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represent an additional short-term obligation of $584.3 million at March 31, 2007. Given our expected cash flows from operations, our unused debt capacity as discussed preceding, including our credit facilities, our proceeds from the sale of assets and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Significant Financing Transactions

As discussed in Note 7 of the accompany Notes to Consolidated Financial Statements, On March 5, 2007 we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. and on February 26, 2007, we entered into a definitive agreement to sell Terasen Inc., which includes the assets of Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc. Pending certain closing conditions and third-party consents, these transactions are expected to close in the second quarter of 2007. Accordingly, the outstanding short-term and long-term debt balances associated with these disposal groups have been classified in our accompanying interim Consolidated Financial Statements in the captions “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current”, respectively.

On May 7, 2007, we retired our $300 million 6.80% Senior Notes due March 1, 2008 at 101.39% of the face amount. We expect to record a pre-tax loss of $4.2 million in connection with this early extinguishment of debt.

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

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that Kinder Morgan Energy Partners did not already own (see Note 5 of the accompanying Notes to Consolidated Financial Statements). As part of Kinder Morgan Energy Partners’ purchase price, two subsidiaries of Kinder Morgan Energy Partners issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012.  Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of March 31, 2007, the outstanding balance under the note was $42.8 million.

On February 22, 2006, Kinder Morgan Energy Partners entered into a nine-month $250 million credit facility due November 21, 2006 with a syndicate of financial institutions, and Wachovia Bank, National Association is the administrative agent. Borrowings under the credit facility can be used for general partnership purposes and as backup for Kinder Morgan Energy Partners’ commercial paper program and include financial covenants and events of default that are common in such arrangements. This agreement was terminated concurrent with Kinder Morgan Energy Partners’ increase of its 5-year credit facility from $1.6 billion to $1.85 billion.

On January 31, 2006, Terasen Pipelines (Corridor) Inc.’s $225 million senior unsecured revolving credit facility and the associated C$20 million non-revolving demand facility were extended under the same terms for an additional 364 days as permitted under the terms of the facilities.

On January 13, 2006, TGVI entered into a five-year C$350 million unsecured committed revolving credit facility with a syndicate of banks. TGVI issued bankers’ acceptances under this facility to completely refinance TGVI’s former term facility and intercompany advances from Terasen Inc. The bankers’ acceptances have terms not to exceed 180 days at the end of

KMI Form 10-Q

which time they are replaced by new bankers’ acceptances. The facility can also be utilized to finance working capital requirements and for general corporate purposes. The terms and conditions are similar to those of the previous facility and common for such term credit facilities. Concurrently with executing this facility, TGVI entered into a C$20 million seven-year unsecured committed non-revolving credit facility with one bank. This facility will be utilized for purposes of refinancing any annual prepayments that TGVI may be required to make on non-interest bearing government contributions. The terms and conditions are primarily the same as the aforementioned TGVI facility except this facility ranks junior to repayment of TGVI’s Class B subordinated debt, which is held by its parent company, Terasen Inc. The accounts and balances of TGVI have been reclassified to assets held for sale in our accompanying interim Consolidated Balance Sheet at March 31, 2007 as a result of the sale of Terasen Inc. At March 31, 2007, TGVI had outstanding bankers’ acceptances under the C$350 million credit facility with an average term of less than three months. While the bankers’ acceptances are short term, the underlying credit facility on which the bankers’ acceptances are committed is open through January 2011. Accordingly, under the C$350 million credit facility, borrowings outstanding at March 31, 2007 of $233.0 million are included in the caption “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” and an estimated $26.8 million included in the caption “Current Liabilities: Liabilities Held for Sale” at a weighted-average interest rate of 4.41%. For the three months ended March 31, 2007, average borrowings were $256.0 million at a weighted-average rate of 4.41%. Borrowings outstanding against the $20 million credit facility at March 31, 2007 were $3.2 million, included in the caption “Other Liabilities and Deferred Charges: Liabilities Held for Sale, Non-current,” at a weighted-average interest rate of 4.31%.

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million, $800 million and $925 million in February 2002, July 2002, November 2003, April 2004, November 2004, April 2005 and November 2005, respectively. As of March 31, 2007, we had repurchased a total of approximately $906.8 million (14,934,300 shares) of our outstanding common stock under the program, of which no shares were repurchased in the three months ended March 31, 2007 and $31.5 million (339,800 shares) were repurchased in the three months ended March 31, 2006. We ceased additional share repurchases in 2006 in order to fund capital projects, primarily in Canada.

Interest Rate Swaps

On March 15, 2007, we assigned our position in $250 million of interest rate swap agreements associated with our 6.50% debentures due 2012 to a third party. We paid approximately $2.2 million to exit our position in the swap agreements, which amount is being amortized to interest expense over the period the 6.50% debentures are outstanding.

On February 21, 2007, we terminated $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $19.1 million in cash. On March 7, 2007, we terminated the remaining $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $24.8 million in cash. These amounts are being amortized to interest expense over the period the 7.25% debentures are outstanding.

In the first quarter of 2007, Kinder Morgan Energy Partners both entered into additional interest rate swap agreements having a combined notional principal amount of $400 million and a maturity date of February 1, 2017, and terminated an existing interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032. Kinder Morgan Energy Partners received $15.0 million from the early termination of this swap agreement, and this amount is being amortized over the remaining life of the original swap period.

Interest in Kinder Morgan Energy Partners

At March 31, 2007, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 29.5 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 9.8 million i-units, represent approximately 12.7% of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 14.5% of Kinder Morgan Energy Partners’ total equity interests at March 31, 2007.

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

KMI Form 10-Q

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

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2006 Form 10-K. As discussed in Note 1(C) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners.

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” increased from $437.6 million in the first quarter of 2006 to $466.4 million in the first quarter of 2007, an increase of $28.8 million (6.6%). This positive variance was principally due to (i) $56.6 million of proceeds from the termination of interest rate swap agreements (see Note 11 of the accompanying Notes to Consolidated Financial Statements), (ii) a $44.1 million increase in cash inflows relative to net changes in non-current assets and liabilities, related to, among other things, higher payments made in the first quarter of 2006 for pipeline project costs, studies and business development charges, largely related to the Rockies Express Pipeline, higher payments made for natural gas liquids inventory on Kinder Morgan Energy Partners’ North System and non-cash charges to income related to our pending Going Private transaction, (iii) a $21.9 million increase in distributions received from equity investments, of which $32.6 million was received from Red Cedar Gathering Company following a refinancing of its long-term debt obligations, (iv) a decreased use of cash of $14.6 million for gas in underground storage and (v) an $11.8 million increase in cash relative to net changes in working capital items. These positive impacts were partially offset by (i) a decrease of $43.5 million of net (loss) income, net of non-cash items including depreciation and amortization, deferred income taxes, undistributed earnings from equity investments, minority interests in income of consolidated subsidiaries, net gains and losses on sales of assets, mark-to-market interest rate swap loss, losses from impairment of assets and income from discontinued operations and (ii) a decrease of $76.7 million in cash inflows attributable to discontinued operations (see Note 7 of the accompanying Notes to Consolidated Financial Statements.) Significant period-to-period variations in cash used or generated from gas in storage transactions are due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

“Net Cash Flows Provided by (Used in) Investing Activities” increased from a use of $557.0 million in the first quarter of 2006 to a source of $175.6 million in the first quarter of 2007, an increase of $732.6 million. This increased source of cash was principally due to (i) $716.4 million of proceeds received for the sale of our discontinued retail operations, (ii) the fact that 2006 included $240.0 million of cash used to acquire Entrega Pipeline LLC (See Note 5 of the accompanying Notes to Consolidated Financial Statements) and (iii) $5.2 million of proceeds received for the sale of underground natural gas storage volumes in 2007 versus $9.8 million of cash used for investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill. Partially offsetting these positive impacts were (i) a $132.2 million increased use of cash for capital expenditures, (ii) a $93.2 million increased use of cash for other discontinued investing activities, primarily capital expenditures and (iii) a $9.9 million net increase during 2007 of investments in margin deposits associated with hedging activities utilizing energy derivative instruments.

Net Cash Flows from Financing Activities

“Net Cash Flows (Used in) Provided by Financing Activities” decreased from a source of $174.7 million in the first quarter of 2006 to a use of $67.5 million in the first quarter 2007, a decrease of $242.2 million. This decrease was principally due to (i) an $833.9 million decrease in short-term debt during 2007 versus $460.1 million of additional short-term borrowings during 2006, (ii) the fact that 2006 included $90.7 million of contributions from minority interest owners, primarily Sempra Energy’s contribution for its 33 1/3% share of the purchase price of Entrega Pipeline LLC, (iii) a $29.7 million decrease from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment and (iv) an increase of $10.1 million of minority interest distributions, principally consisting of an increase of $9.0 million in Kinder Morgan Energy Partners’ distribution to common unit owners. Partially offsetting these factors were (i) $992.8 million of net proceeds from Kinder Morgan Energy Partners’ public offering of senior notes (see Note 8 of the accompanying Notes to Consolidated Financial Statements), (ii) a $34.0 million source of cash during 2007 versus a $116.3 million use of cash during 2006 related to our discontinued Terasen Inc. financing activities, (iii) the fact that 2006 included $34.3 million in cash paid to repurchase our common shares, and (iv) a $3.2 million source of cash during 2007 for short-term advances to unconsolidated affiliates versus a $4.2 million use of cash during 2006 for short-term advances from unconsolidated affiliates.

KMI Form 10-Q

Minority Interests Distributions to Kinder Morgan Energy Partners’ Common Unit Holders

Kinder Morgan Energy Partners’ partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains additional information concerning Kinder Morgan Energy Partners’ partnership distributions, including the definition of “Available Cash,” and the manner in which its total distributions are divided between its general partner and its limited partners.

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

On January 17, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.83 per unit for the quarterly period ended December 31, 2006, of which $123.4 million was paid on February 14, 2007 to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units.

On April 18, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.83 per unit for the quarterly period ended March 31, 2007. The distribution will be paid on May 15, 2007, to unitholders of record as of April 30, 2007.

Litigation and Environmental

As of March 31, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $73.3 million. In addition, we have recorded a receivable of $31.1 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of March 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $112.7 million. The reserve is primarily related to various claims from lawsuits arising from SFPP L.P.’s pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Please refer to Notes 13 and 14, respectively, to our interim consolidated financial statements included elsewhere in this report for additional information regarding pending litigation, environmental and asset integrity matters.

Recent Accounting Pronouncements

Refer to note 15 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to service debt or to pay dividends or

KMI Form 10-Q

make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•

the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement in connection with the Going Private transaction;

•

the inability to complete the Going Private transaction due to the failure to satisfy conditions required to consummate the merger;

•

price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

•

economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•

changes in our tariff rates or those of Kinder Morgan Energy Partners implemented by the FERC or, with respect to Kinder Morgan Energy Partners, the California Public Utilities Commission;

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

KMI Form 10-Q

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

•

Kinder Morgan Energy Partners’ ability and our ability to complete expansion projects on time and on budget;

•

the timing and success of Kinder Morgan Energy Partners’ and our business development efforts; and

•

unfavorable results of litigation and the fruition of contingencies referred to in the accompanying Notes to Consolidated Financial Statements.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006 for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in “Risk Factors” above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2006, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2006 Form 10-K. See also Note 11 of the accompanying Notes to Consolidated Financial Statements.

Item 4.

Controls and Procedures.

As of March 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KMI Form 10-Q

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

See Note 14 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.

Risk Factors.

There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. See also Note 9 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

On March 5, 2007, we entered into a Retention Agreement with Mr. Scott Parker, President of the Company’s natural gas group. The agreement provides for Mr. Parker to receive (1) payments on the 1st, 2nd and 3rd anniversary of the closing date of the Going Private transaction in the amounts of $500,000, $500,000 and $2,000,000, respectively, (2) a relocation allowance of $100,000 if Mr. Parker chooses to relocate to Lombard, Illinois and (3) quarterly cash payments after the Going Private transaction closes of $50,000 per quarter increasing to $65,000 per quarter if relocation occurs. Mr. Parker has agreed to certain terms addressing non-competition, non-solicitation of employees and confidentiality of information. If for any reason the Going Private transaction does not close, this agreement will automatically terminate except for the relocation payment. This summary of the agreement is qualified in its entirety by reference to the full text of the agreement, which is attached as Exhibit 10.2 to this report.

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

4.2

Certificate of the President and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.00% Senior Notes due 2017 and 6.50% Senior Notes due 2037 (filed as Exhibit 1.01 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.1

Acquisition Agreement dated as of February 26, 2007, by and among Kinder Morgan, Inc., 3211953 Nova Scotia Company and Fortis Inc. (filed as Exhibit 1.01 to Kinder Morgan, Inc.’s Current Report on Form
8-K, filed on March 1, 2007, and incorporated herein by reference).

10.2*

Retention Agreement, dated as of March 5, 2007, between Kinder Morgan, Inc. and Scott E. Parker

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

KINDER MORGAN, INC. (Registrant)
May 9, 2007	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)