Form 10-Q
period 2007-06-30
KNIGHT INC.
filed 2007-08-09
CIK 54502

Table of Contents

Knight Inc. Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission file number 1-06446

Knight Inc.

(Exact name of registrant as specified in its charter)

Kansas	48-0290000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices, including zip code)

(713) 369-9000
(Registrant’s telephone number, including area code)

Kinder Morgan, Inc.
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

Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 31, 2006 was 100 shares.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Knight Inc. Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Knight Inc. and Subsidiaries

(In millions)

	Successor Company	Predecessor Company
	June 30, 2007	December 31, 2006
ASSETS:
Current Assets:
Cash and Cash Equivalents	$148.0	$129.8
Restricted Deposits	3.2	-
Accounts, Notes and Interest Receivable, Net:
Trade	997.9	1,173.3
Related Parties	8.5	10.4
Inventories	195.9	275.0
Gas Imbalances	11.9	14.9
Assets Held for Sale	-	87.9
Rate Stabilization	-	124.3
Other	124.2	204.2
	1,489.6	2,019.8

Notes Receivable – Related Parties	88.5	89.7

Investments	938.8	1,084.6

Goodwill	13,503.4	3,043.8

Other Intangibles, Net	221.9	229.5

Property, Plant and Equipment, Net:
Property, Plant and Equipment	15,932.4	21,145.9
Accumulated Depreciation, Depletion and Amortization	(67.8)	(2,306.3)
	15,864.6	18,839.6

Assets Held for Sale, Non-current	-	422.3

Deferred Charges and Other Assets	312.0	1,066.3

Total Assets	$32,418.8	$26,795.6

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

Knight Inc. and Subsidiaries

(In millions except share and per share amounts)

	Successor Company	Predecessor Company
	June 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$318.5	$511.2
Notes Payable	710.5	1,665.3
Cash Book Overdrafts	45.2	59.6
Accounts Payable	888.1	1,115.5
Accrued Interest	217.4	220.4
Accrued Taxes	147.5	85.5
Gas Imbalances	23.4	29.2
Rate Stabilization	-	11.4
Liabilities Held for Sale	-	78.3
Other	617.5	840.0
	2,968.1	4,616.4

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,333.0	3,144.0
Liabilities Held for Sale, Non-current	-	7.9
Other	1,115.4	1,349.4
	3,448.4	4,501.3

Long-term Debt:
Outstanding Notes and Debentures	14,346.5	10,623.9
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.1	283.6
Capital Securities	-	106.9
Value of Interest Rate Swaps	(54.6)	46.4
	14,575.0	11,060.8

Minority Interests in Equity of Subsidiaries	3,584.3	3,095.5

Stockholders’ Equity:
Common Stock-
Authorized – 100 Shares, Par Value $0.01 Per Share at June 30, 2007 and 300,000,000 Shares, Par Value $5 Per Share at December 31, 2006
Outstanding – 100 Shares at June 30, 2007 and 149,166,709 Shares at December 31, 2006 Before Deducting 15,022,751 Shares Held in Treasury	-	745.8
Additional Paid-in Capital	7,831.2	3,048.9
Retained Earnings	30.2	778.7
Treasury Stock	-	(915.9)
Accumulated Other Comprehensive Loss	(18.4)	(135.9)
Total Stockholders’ Equity	7,843.0	3,521.6

Total Liabilities and Stockholders’ Equity	$32,418.8	$26,795.6

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Knight Inc. and Subsidiaries

(In millions except per share amounts)

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
Operating Revenues:
Natural Gas Sales	$561.9	$1,012.7	$1,497.9
Transportation and Storage	274.5	550.5	757.6
Oil and Product Sales	80.5	134.9	188.6
Other	24.9	31.2	44.1
Total Operating Revenues	941.8	1,729.3	2,488.2

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	557.2	1,037.9	1,521.4
Operations and Maintenance	109.1	193.2	294.9
General and Administrative	30.0	173.2	88.0
Depreciation, Depletion and Amortization	73.0	109.6	128.6
Taxes, Other Than Income Taxes	15.7	31.3	44.2
Other Income, Net	(4.0)	(0.1)	(15.1)
Total Operating Costs and Expenses	781.0	1,545.1	2,062.0

Operating Income	160.8	184.2	426.2

Other Income and (Expenses):
Earnings of Equity Investees	9.5	14.7	23.6
Interest Expense, Net	(84.6)	(104.7)	(138.8)
Interest Expense – Deferrable Interest Debentures	(1.9)	(3.6)	(5.5)
Minority Interests	(34.5)	(32.5)	(96.8)
Other, Net	1.8	6.1	7.7
Total Other Income and (Expenses)	(109.7)	(120.0)	(209.8)

Income from Continuing Operations Before Income Taxes	51.1	64.2	216.4
Income Taxes	21.4	47.7	64.3
Income from Continuing Operations	29.7	16.5	152.1
Income from Discontinued Operations, Net of Tax	0.5	61.8	5.1

Net Income	$30.2	$78.3	$157.2

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Knight Inc. and Subsidiaries

(In millions except per share amounts)

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
Operating Revenues:
Natural Gas Sales	$561.9	$2,430.6	$3,215.7
Transportation and Storage	274.5	1,354.5	1,521.4
Oil and Product Sales	80.5	325.8	363.0
Other	24.9	76.1	73.9
Total Operating Revenues	941.8	4,187.0	5,174.0

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	557.2	2,490.5	3,267.4
Operations and Maintenance	109.1	483.1	555.7
General and Administrative	30.0	283.6	170.3
Depreciation, Depletion and Amortization	73.0	264.9	253.0
Taxes, Other Than Income Taxes	15.7	75.5	88.0
Other Income, Net	(4.0)	(2.3)	(15.1)
Impairment of Assets	-	377.1	-
Total Operating Costs and Expenses	781.0	3,972.4	4,319.3

Operating Income	160.8	214.6	854.7

Other Income and (Expenses):
Earnings of Equity Investees	9.5	39.1	53.8
Interest Expense, Net	(84.6)	(251.9)	(268.2)
Interest Expense – Deferrable Interest Debentures	(1.9)	(9.1)	(11.0)
Minority Interests	(34.5)	(90.7)	(186.9)
Other, Net	1.8	11.4	(10.0)
Total Other Income and (Expenses)	(109.7)	(301.2)	(422.3)

Income (Loss) from Continuing Operations Before Income Taxes	51.1	(86.6)	432.4
Income Taxes	21.4	135.4	143.4
Income (Loss) from Continuing Operations	29.7	(222.0)	289.0
Income from Discontinued Operations, Net of Tax	0.5	287.9	61.9

Net Income	$30.2	$65.9	$350.9

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Knight Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

(In millions)

	Successor Company	Predecessor Company
	One Month Ended June, 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net Income	$30.2	$65.9	$350.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Income from Discontinued Operations, Net of Tax	(0.5)	(287.9)	(61.9)
Loss from Impairment of Assets	-	377.1	-
Depreciation, Depletion and Amortization	73.0	264.9	253.0
Deferred Income Taxes	4.1	138.7	41.3
Equity in Earnings of Equity Investees	(9.5)	(39.1)	(53.8)
Distributions from Equity Investees	22.5	48.2	46.4
Minority Interests in Income of Consolidated Subsidiaries	34.5	90.7	186.9
Gains from Property Casualty Indemnifications	-	(1.8)	-
Net Gains on Sales of Assets	(4.5)	(2.6)	(18.1)
Mark-to-Market Interest Rate Swap Loss	-	-	22.3
Foreign Currency Loss	-	15.5	-
Changes in Gas in Underground Storage	(5.0)	(84.2)	(81.6)
Changes in Working Capital Items	107.9	(220.6)	(49.8)
Net Proceeds from Termination of Interest Rate Swaps	-	51.9	-
Other, Net	(31.9)	76.9	0.1
Net Cash Flows Provided by Continuing Operations	220.8	493.6	635.7
Net Cash Flows (Used in) Provided by Discontinued Operations	(2.1)	109.8	248.8
Net Cash Flows Provided by Operating Activities	218.7	603.4	884.5

Cash Flows From Investing Activities:
Purchase of Predecessor Stock	(11,534.3)	-	-
Capital Expenditures	(148.8)	(652.8)	(662.9)
Acquisition of Entrega	-	-	(244.6)
Acquisition of Terasen	-	-	(9.9)
Other Acquisitions	(5.7)	(42.1)	(120.3)
Net (Investments in) Proceeds from Margin Deposits	35.8	(54.8)	(46.0)
Other Investments	(14.6)	(29.7)	(3.6)
Change in Natural Gas Storage and NGL Line Fill Inventory	1.5	8.4	(12.9)
Property Causalty Indemnifications	-	8.0	-
Net (Cost of Removal) Proceeds from sales of Other Assets	7.5	(1.5)	49.6
Net Cash Flows Used in Continuing Investing Activities	(11,658.6)	(764.5)	(1,050.6)
Net Cash Flows Provided by Discontinued Investing Activities	199.9	1,488.2	28.7
Net Cash Flows (Used in) Provided by Investing Activities	$(11,458.7)	$723.7	$(1,021.9)

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Knight Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

(In millions)

	Successor Company	Predecessor Company
	One Month Ended June, 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
Cash Flows From Financing Activities:
Short-term Debt, Net	$(230.2)	$(247.5)	$973.8
Long-term Debt Issued	5,305.0	1,000.0	-
Long-term Debt Retired	(455.5)	(302.4)	(2.9)
Increase (Decrease) in Cash Book Overdrafts	0.5	(14.9)	14.2
Common Stock Issued	-	9.9	16.9
Excess Tax Benefits from Share-based Payment Arrangements	-	56.7	5.8
Cash Paid to Share-based Award Holders Due to Going Private Transaction	(181.1)	-	-
Issuance of Kinder Morgan Management, LLC Shares	-	297.9	-
Contributions From Successor Investors	5,112.0	-	-
Short-term Advances From (To) Unconsolidated Affiliates	(2.3)	2.1	(7.3)
Treasury Stock Acquired	-	-	(34.3)
Cash Dividends, Common Stock	-	(234.9)	(234.1)
Minority Interests, Contributions	-	-	105.5
Minority Interests, Distributions	-	(248.9)	(337.1)
Debt Issuance Costs	(62.7)	(13.1)	(3.6)
Other, Net	-	(4.3)	(2.1)
Net Cash Flows Provided by Continuing Financing Activities	9,485.7	300.6	494.8
Net Cash Flows Provided by (Used in) Discontinued Financing Activities	-	140.1	(289.4)
Net Cash Flows Provided by Financing Activities	9,485.7	440.7	205.4

Effect of Exchange Rate Changes on Cash	-	7.4	4.6

Effect of Accounting Change on Cash	-	-	12.1

Cash Balance Included in Assets Held for Sale	-	(2.7)	-

Net (Decrease) Increase in Cash and Cash Equivalents	(1,754.3)	1,772.5	84.7
Cash and Cash Equivalents at Beginning of Period	1,902.3	129.8	116.6
Cash and Cash Equivalents at End of Period	$148.0	$1,902.3	$201.3

For supplemental cash flow information, see Note 1(K).

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

General

We are a large energy transportation and storage company, operating or owning an interest in approximately 38,000 miles of pipelines and approximately 155 terminals. We have both regulated and nonregulated operations. We also own the general partner interest and a significant limited partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. We began including Kinder Morgan Energy Partners and its consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. This means that the accounts, balances and results of operations of Kinder Morgan Energy Partners and its consolidated subsidiaries are presented on a consolidated basis with ours and those of our other consolidated subsidiaries for financial reporting purposes; see the discussion under Note 1(A) “Basis of Presentation” following. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (formerly Kinder Morgan, Inc.) and its consolidated subsidiaries both before and after the going private transaction discussed below. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

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

On August 28, 2006, we entered into a definitive merger agreement under which investors including Richard D. Kinder, our Chairman and Chief Executive Officer, would acquire all of our outstanding common stock for $107.50 per share in cash. This acquisition of our common stock and related transactions are referred to in this report as the Going Private transaction. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders voted to approve the proposed merger agreement at a special meeting held on December 19, 2006. Additional investors in the going-private transaction include the following: other senior members of our management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and of Kinder Morgan Management; our co-founder William V. Morgan; our board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC.

On May 30, 2007, this Going Private transaction closed, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed “Knight Inc.” We are privately owned. Upon closing of the transaction, our common stock is no longer traded on the New York Stock Exchange.

To convert June 30, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the June 30, 2007 Bank of Canada closing exchange rate of 0.9386 U.S. dollars per Canadian dollar.  All dollars are U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$.

1.

Nature of Operations and Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K.

(A) Basis of Presentation

Our consolidated financial statements include the accounts of Knight Inc. and our majority-owned subsidiaries, as well as those of Kinder Morgan Energy Partners. Investments in jointly owned operations in which we hold a 50% or less interest

Knight Inc. Form 10-Q

(other than Kinder Morgan Energy Partners) and have the ability to exercise significant influence over their operating and financial policies are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

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

As discussed preceding, on May 30, 2007, all of our outstanding common stock was acquired by a group of investors including Richard D. Kinder, our Chairman and Chief Executive Officer, in the Going Private transaction. This acquisition was a “business combination” for accounting purposes, requiring that these investors, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, record the assets acquired and liabilities assumed at their fair market values as of the acquisition date, resulting in a new basis of accounting.

As a result of the application of the Security and Exchange Commission rules and guidance regarding “push down” accounting, the investors’ new accounting basis in our assets and liabilities is reflected in our financial statements effective with the closing of the Going Private transaction. Therefore, in the accompanying consolidated financial statements, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Predecessor Company”) reflect the historical accounting basis in our assets and liabilities, while the amounts subsequent to the closing (labeled “Successor Company”) reflect the push down of the investors’ new basis to our financial statements. The Going Private transaction closed on May 30, 2007. While the Going Private transaction closed on May 30, 2007, for convenience, the Predecessor Company is assumed to end on May 31, 2007 and the Successor Company is assumed to begin on June 1, 2007. The results for the two day period, from May 30 to May 31, 2007, are not material to any of the periods presented.

As required by SFAS No. 141 (applied by the investors and pushed down to our financial statements), effective with the closing of the Going Private transaction, all of our assets and liabilities have been recorded at their estimated fair market values based on a preliminary allocation of the purchase price paid in the Going Private transaction. To the extent that we consolidate less than wholly owned subsidiaries (such as Kinder Morgan Energy Partners, L.P. and Kinder Morgan Management, LLC), the reported assets and liabilities for these entities have been given a new accounting basis only to the extent of our economic ownership interest in those entities. Therefore, the assets and liabilities of these entities are included in our financial statements, in part, at a new accounting basis reflecting the investors’ purchase of our economic interest in these entities (approximately 50% in the case of KMP and 14% in the case of KMR). The remaining percentage of these assets and liabilities, reflecting the continuing minority ownership interest, is included at its historical accounting basis. The purchase price paid in the Going Private transaction and the preliminary allocation of that purchase price is as follows:

(In millions)
The Total Purchase Price Consisted of the Following:
Cash Paid	$5,112.0
Kinder Morgan, Inc. Shares Contributed	2,719.2
Equity Contributed	7,831.2
Cash from Issuances of Long-term Debt	4,696.2
Total Purchase Price	$12,527.4

The Preliminary Allocation of the Purchase Price is as Follows:
Current Assets	$1,544.7
Goodwill	13,502.0
Investments	942.7
Property, Plant and Equipment, Net	15,777.4
Deferred Charges and Other Assets	1,602.0
Current Liabilities	(3,270.2)
Deferred Income Taxes	(2,582.1)
Other Deferred Credits	(1,774.6)
Long-term Debt	(9,855.4)
Minority Interests	(3,356.2)
Accumulated Other Comprehensive Income	(2.9)
$12,527.4

As with all purchase accounting transactions, the preliminary allocation of purchase price resulting from the Going Private transaction as shown preceding and as reflected in the accompanying consolidated financial statements will be adjusted during an allocation period as better or more complete information becomes available, principally third party valuation information. Some of these adjustments may be significant. Generally, this allocation period will not exceed one year, and

Knight Inc. Form 10-Q

will end when we are no longer waiting for information that is known to be available or obtainable.

Due to our implementation of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, we are including Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements pursuant to EITF 04-5, except as explicitly disclosed, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

(B)

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

In March 2007, all stock options and restricted stock held by employees of our discontinued U. S. Retail operations became fully vested. In May 2007, all restricted stock units held by employees of our discontinued Terasen gas operations became fully vested and any contingent stock unit grants were fully expensed. Finally, on May 30, 2007 all remaining stock options and restricted stock became fully vested and were exercised upon the closing of the Going Private transaction. We recorded expense of $25.7 million related to the accelerated vesting of these awards.

(C) Nature of Operations

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

We provide various types of natural gas storage and transportation services to customers. When we provide these services, the natural gas remains the property of these customers at all times. In many cases (generally described as “firm service”), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue in the period the service is provided. The per-unit charge is recognized as revenue when the volumes are delivered to the customers’ agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as “interruptible service”), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements. In addition to our “firm” and “interruptible” services, we also provide a Line Pack Service (“LPS”) to assist customers in managing short-term gas surpluses or deficits. Revenues are recognized based on the terms negotiated under these contracts.

We provide crude oil transportation services and refined petroleum products transportation and storage services to customers. Revenues are recorded when products are delivered and services have been provided. These amounts are adjusted according to terms prescribed by the toll settlements with shippers and approved by regulatory authorities.

We recognize bulk terminal transfer service revenues based on volumes loaded and unloaded. We recognize liquids terminal tank rental revenue ratably over the contract period. We recognize liquids terminal throughput revenue based on volumes received and volumes delivered. Liquids terminal minimum take-or-pay revenue is recognized at the end of the contract year or contract term depending on the terms of the contract. We recognize transmix processing revenues based on volumes

Knight Inc. Form 10-Q

processed or sold, and if applicable, when title has passed. We recognize energy-related product sales revenues based on delivered quantities.

Revenues from the sale of oil and natural gas liquids production are recorded using the entitlement method. Under the entitlement method, revenue is recorded when title passes based on our net interest. We record our entitled share of revenues based on entitled volumes and contracted sales prices. Revenues from the sale of natural gas production are recognized when the natural gas is sold. Since there is a ready market for oil and gas production, we sell the majority of our products soon after production at various locations, at which time title and risk of loss pass to the buyer. As a result, we maintain a minimum amount of product inventory in storage associated with these activities and the differences between actual production and sales is not significant.

(E) Inventories

Our Inventories consist of the following:

	Successor Company	Predecessor Company
	June 30, 2007	December 31, 2006
	(In millions)
Gas in Underground Storage (Current)	$151.6	$225.2
Product Inventories	20.6	20.4
Materials and Supplies	23.7	29.4
	$195.9	$275.0

(F) Goodwill

In accordance with the provisions of SFAS No. 141, Business Combinations, as a result of the Going Private transaction, all previously recorded goodwill assigned to our reportable segments at May 31, 2007 was eliminated, and the goodwill arising from this transaction was allocated among our segments. Changes in the carrying amount of our goodwill for the five months ended May 31, 2007 and the month ended June 30, 2007 are summarized as follows:

Predecessor Company:	December 31, 2006	Adjustments[3]	May 31, 2007
	(In millions)
Power Segment	$24.8	$-	$24.8
Kinder Morgan Canada Segment[1]	65.0	(65.0)	-
Terasen Gas Segment[2]	692.6	(692.6)	-
KMP – Products Pipelines Segment	943.4	(14.1)	929.3
KMP – Natural Gas Pipelines Segment	288.4	-	288.4
KMP – CO2 Segment	72.4	(0.5)	71.9
KMP – Terminals Segment	365.2	(2.7)	362.5
KMP – Trans Mountain Segment[1]	592.0	(360.2)	231.8

Consolidated Total	$3,043.8	$(1,135.1)	$1,908.7

Successor Company:	Allocation of Goodwill June 1, 2007	Adjustments[4]	June 30, 2007
	(In millions)
NGPL Segment	$4,624.3	$-	$4,624.3
KMP – Products Pipelines Segment	2,586.9	-	2,586.9
KMP – Natural Gas Pipelines Segment	3,058.7	-	3,058.7
KMP – CO2 Segment	1,454.2	-	1,454.2
KMP – Terminals Segment	1,546.1	-	1,546.1
KMP – Trans Mountain Segment	231.8	1.4	233.2

Consolidated Total	$13,502.0	$1.4	$13,503.4

_________________

Knight Inc. Form 10-Q

1

Kinder Morgan Energy Partners acquired Trans Mountain from us on April 30, 2007. Prior to this transaction, Trans Mountain was in the Kinder Morgan Canada Segment. After the $377.1 million impairment of this asset, discussed further below, the remaining goodwill related to Trans Mountain was transferred to the KMP – Trans Mountain Segment. As a result of the sale of Terasen Pipelines (Corridor) Inc. and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in previous filings as Kinder Morgan Canada is no longer reported. See Note 9.

2

As discussed in Note 6, we closed the sale of our Terasen Gas segment on May 17, 2007.

3

Adjustments include (i) changes discussed in 1 and 2 above, (ii) the translation of goodwill denominated in foreign currencies and (iii) reductions in the allocation of equity method goodwill due to reductions in KMI’s ownership percentage of KMP.

4

Adjustment to Trans Mountain segment due to translation of goodwill denominated in foreign currency.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual impairment tests determined that the carrying value of goodwill was not impaired. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of both June 30, 2007 and December 31, 2006, we have reported $138.2 million of equity method goodwill within the caption “Investments” in the accompanying Consolidated Balance Sheets. This amount is based on the best information available to management at this time. In conjunction with the Going Private transaction, we are currently evaluating the recorded amount of equity method goodwill.

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. (This transaction was completed April 30, 2007; see Note 15.) This transaction caused us to evaluate the fair value of the Trans Mountain pipeline system, in determining whether goodwill related to these assets was impaired. Accordingly, based on our consideration of supporting third-party information obtained regarding the fair values of the Trans Mountain pipeline system assets, a goodwill impairment charge of $377.1 million was recorded in the first quarter of 2007.

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

	Successor Company	Predecessor Company
	June 30, 2007	December 31, 2006
	(In millions)
Customer Relationships, Contracts and Agreements:
Gross Carrying Amount	$211.4	$253.8
Accumulated Amortization	(1.2)	(36.2)
Net Carrying Amount	210.2	217.6

Technology-based Assets, Lease Value and Other:
Gross Carrying Amount	11.7	13.3
Accumulated Amortization	-	(1.4)
Net Carrying Amount	11.7	11.9

Total Other Intangibles, Net	$221.9	$229.5

Knight Inc. Form 10-Q

Amortization expense on our intangibles consisted of the following (in millions):

	Successor Company	Predecessor Company
	One Month Ended June 30,	Two Months Ended May 31,	Three Months Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006	2007	2006
Customer Relationships, Contracts and Agreements	$1.2	$2.5	$3.8	$6.1	$7.4
Technology-based Assets, Lease Value and Other[1]	-	0.1	-	0.2	0.1
Total Amortization	$1.2	$2.6	$3.8	$6.3	$7.5

_______________

1

Expense for the one month ended June 30, 2007 and the three months ended June 30, 2006 was less than $0.1 million.

As of June 30, 2007, the weighted-average amortization period for our intangible assets was approximately 17.8 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $15.1 million, $14.8 million, $13.8 million, $13.7 million and $13.6 million, respectively. The amortization periods are based on the best information available to management at this time. In conjunction with the Going Private transaction, we are currently evaluating the amortization periods of our intangible assets.

(H) Accounting for Minority Interests

The caption “Minority Interests in Equity of Subsidiaries” in the accompanying interim Consolidated Balance Sheets consists of the following:

	Successor Company	Predecessor Company
	June 30,	December 31,
	2007	2006
	(In millions)
Kinder Morgan Energy Partners	$1,863.1	$1,727.7
Kinder Morgan Management, LLC	1,681.8	1,328.4
Triton Power	26.2	25.9
Other	13.2	13.5
	$3,584.3	$3,095.5

On May 15, 2007, Kinder Morgan Energy Partners paid a quarterly distribution of $0.83 per common unit for the quarterly period ended March 31, 2007, of which $123.2 million was paid to the public holders (represented in minority interests) of Kinder Morgan Energy Partners’ common units. On July 18, 2007, Kinder Morgan Energy Partners declared a distribution of $0.85 per common unit for the quarterly period ended June 30, 2007. The distribution will be paid on August 14, 2007, to unitholders of record as of July 31, 2007.

(I) Asset Retirement Obligations (“ARO”)

We have recorded an obligation associated with the retirement of tangible long-lived assets and the associated retirement costs.

We have included $1.4 million of our total asset retirement obligations as of June 30, 2007 in the caption “Current Liabilities: Other” and the remaining $51.9 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet. A reconciliation of the changes in our accumulated asset retirement obligations for the one month ended June 30, 2007, the five months ended May 31, 2007 and the six months ended June 30, 2006 are as follows, and additional information regarding our asset retirement obligations is included in our 2006 Form 10-K:

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company
	One Month Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006
	(In millions)	(In millions)
Beginning of Period	$53.1	$52.5	$3.2
KMP ARO Consolidated into KMI[1]	-	-	43.2
Additions	-	0.2	5.0
Liabilities Settled	-	(0.7)	(1.2)
Accretion Expense	0.2	1.1	1.2
End of Period	$53.3	$53.1	$51.4

1

Represents asset retirement obligation balances of Kinder Morgan Energy Partners as of December 31, 2005. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the transactions, accounts and balances of Kinder Morgan Energy Partners are included in our consolidated results as discussed in Note 1(A).

(J) Related Party Transactions

Significant Investors

As discussed under “General” elsewhere herein, as a result of the Going Private transaction, a number of individuals and entities became significant investors in us. Of those, by virtue of the size of their ownership interest, two of those investors became “related parties” to us as that term is defined in the authoritative accounting literature; (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”). We enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. At June 30, 2007, the fair values of these derivative contracts are included in the accompanying interim Consolidated Balance Sheet within the captions indicated in the following table (in millions):

Derivative Asset (Liability):
Current Assets: Other	$0.2
Current Liabilities: Other	(85.3)
Other Liabilities and Deferred Credits: Other	(185.4)

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The outstanding note receivable balance was $93.1 million and $92.0 million as of December 31, 2006 and June 30, 2007, respectively. Of these amounts, $3.4 million and $3.5 million were included within “Accounts, Notes and Interest Receivable, Net: Related Parties” in our accompanying interim Consolidated Balance Sheet as of December 31, 2006 and June 30, 2007, respectively, and the remainder was included within “Notes Receivable – Related Parties” in our accompanying interim Consolidated Balance Sheet at each reporting date.

Knight Inc. Form 10-Q

(K) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Successor Company	Predecessor Company
	One Month Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006
	(In millions)	(In millions)
Accounts Receivable	$(12.1)	$(32.1)	$258.6
Materials and Supplies Inventory	(1.9)	(1.7)	(6.4)
Other Current Assets	0.5	0.5	24.6
Accounts Payable	49.4	26.7	(433.2)
Other Current Liabilities	72.0	(214.0)	106.6
	$107.9	$(220.6)	$(49.8)

Supplemental Disclosures of Cash Flow Information:

	Successor Company	Predecessor Company
	One Month Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006
	(In millions)	(In millions)
Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$41.2	$381.8	$318.8
Income Taxes Paid, Including Amounts Related to Prior Periods	$5.1	$133.3	$193.9

As discussed in Note 1(A), due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Therefore, we have included Kinder Morgan Energy Partners’ cash and cash equivalents at January 1, 2006 of $12.1 million as an “Effect of Accounting Change on Cash” in the accompanying Consolidated Statement of Cash Flows.

We made non-cash grants of restricted shares of common stock during the six months ended June 30, 2006.

In March 2006, Kinder Morgan Energy Partners made a $17.0 million contribution of net assets, increasing its investment in Coyote Gas Treating, LLC.

During the five months ended May 31, 2007 and the six months ended June 30, 2006, we acquired $18.5 million and $3.8 million, respectively, of assets by the assumption of liabilities.

(L) Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is interest expense net of the debt component of the allowance for funds used during construction, which was $2.9 million, $6.3 million, $9.5 million, $12.2 million and $15.5 million for the one month ended June 30, 2007, the two months ended May 31, 2007, the three months ended June 30, 2006, the five months ended May 31, 2007 and the six months ended June 30, 2006, respectively.

(M) Income Taxes

The effective tax rate (calculated by dividing the amount in the caption “Income Taxes” as shown in the accompanying interim Consolidated Statements of Operations by the amount in the caption “Income from Continuing Operations Before

Knight Inc. Form 10-Q

Income Taxes”) was 41.9% for the one month ended June 30, 2007, 74.3% for the two months ended May 31, 2007 and, excluding the $377.1 million pre-tax impairment charge related to nondeductible goodwill of Kinder Morgan Canada, 46.6% for the five months ended May 31, 2007. These effective tax rates reflect, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) minority interest associated with Kinder Morgan Management, (iii) taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners, (iv) fees incurred by the Going Private transaction, which we are currently evaluating to determine deductibility, and decreases attributable to (i) the tax benefit from our Terasen acquisition structure and (ii) taxes applicable to our foreign operations. The effective tax rate was 29.7% for the three months ended June 30, 2006 and 33.2% for the six months ended June 30, 2006. These effective tax rates reflect, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) minority interest associated with Kinder Morgan Management, (iii) taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners and (iv) taxes applicable to our Canadian operations and decreases attributable to (i) a reduction in the effective tax rate applied in calculating deferred taxes due to a decrease in the state effective tax rate and (ii) tax benefits resulting from our Terasen Inc. acquisition financing structure.

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. We recorded a book gain on this disposition of $55.7 million in May 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $53 million of this loss will be utilized to reduce capital gain principally associated with the sale of our U.S.-based retail gas operations resulting in a tax benefit of approximately $19.7 million and a capital loss carryforward of $945.6 million, which expires in 2012.  A valuation allowance has been recorded for the full amount of the capital loss carryforward.

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $63.1 million. Included in the balance of unrecognized tax benefits at January 1, 2007, are $41.6 million of tax benefits that, if recognized, would affect the effective tax rate. We recorded a $4.8 million decrease in the January 1, 2007 retained earnings balance as a result of the implementation of FIN 48.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. This accounting policy is a continuation of our historical policy and will continue to be applied in the future. We had approximately $13.6 million of interest and no penalties accrued as of January 1, 2007.

The Company believes it is reasonably possible that our liability for unrecognized tax benefits will decrease by approximately $30 million in the next 12 months due to the anticipated closing of U.S. federal and state tax audits. We expect favorable resolution of issues including federal tax credits and methodologies utilized in state apportionment of taxable income.

There have been no material changes in our liability for unrecognized tax benefits, interest, penalties or the estimated change in the liability for the next twelve months.

The Company is subject to taxation in the U.S., various states and Canada. The Company has U.S., Canadian and state tax years open to examination for the periods 1999 – 2006.

(N) Transfer of Net Assets Between Entities Under Common Control

We account for the transfer of net assets between entities under common control in accordance with the method of accounting prescribed by SFAS No. 141. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination. Transfers of net assets between entities under common control do not impact the income statement of the combined entity.

Knight Inc. Form 10-Q

2.

Comprehensive Income

Our comprehensive income is as follows (in millions):

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
Net Income	$30.2	$78.3	$157.2
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(19.0)	0.5	(9.0)
Reclassification of Change in Fair Value of Derivatives to Net Income	(0.9)	(0.3)	3.0
Employee Benefit Plans:
Prior Service Cost Arising During Period	-	(1.7)	-
Net Gain Arising During Period	-	11.4	-
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	-	(0.2)	-
Amortization of Net Loss Included in Net Periodic Benefit Costs	-	0.5	-
Change in Foreign Currency Translation Adjustment	(1.4)	30.8	112.1
Other Comprehensive Income (Loss)	(21.3)	41.0	106.1

Comprehensive Income	$8.9	$119.3	$263.3

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
Net Income	$30.2	$65.9	$350.9
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(19.0)	(21.3)	2.9
Reclassification of Change in Fair Value of Derivatives to Net Income	(0.9)	10.3	17.1
Employee Benefit Plans:
Prior Service Cost Arising During Period	-	(1.7)	-
Net Gain Arising During Period	-	11.4	-
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	-	(0.4)	-
Amortization of Net Loss Included in Net Periodic Benefit Costs	-	1.4	-
Change in Foreign Currency Translation Adjustment	(1.4)	40.1	69.3
Other Comprehensive Income (Loss)	(21.3)	39.8	89.3

Comprehensive Income	$8.9	$105.7	$440.2

The Accumulated Other Comprehensive Loss balance of $18.4 million at June 30, 2007 consisted of (i) $17.0 million representing unrecognized net losses on hedging activities and (ii) $1.4 million representing foreign currency translation adjustments.

3.

Kinder Morgan Management, LLC

On May 15, 2007, Kinder Morgan Management made a distribution of 0.015378 of its shares per outstanding share (974,285 total shares) to shareholders of record as of April 30, 2007, based on the $0.83 per common unit distribution declared by Kinder Morgan Energy Partners. On August 14, 2007, Kinder Morgan Management will make a distribution of 0.016331 of

Knight Inc. Form 10-Q

its shares per outstanding share (1,143,661 total shares) to shareholders of record as of July 31, 2007, based on the $0.85 per common unit distribution declared by Kinder Morgan Energy Partners. Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

4.

Business Combinations, Acquisitions and Joint Ventures

The following acquisitions were accounted for as business combinations and the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The preliminary allocation of assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts during a period of time following the acquisition. Although the time that is required to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination will vary with circumstances, generally our allocation period ends when we no longer are waiting for information that is known to be available or obtainable. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

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

As of June 30, 2007, the entire purchase price has been allocated to property, plant and equipment. The allocation of the purchase price was preliminary, pending final determination of working capital and deferred income tax balances at the time of acquisition. We expect these final purchase price adjustments to be made by the end of 2007.

Vancouver Wharves Terminal

On May 30, 2007, Kinder Morgan Energy Partners purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for aggregate consideration of $56.6 million, consisting of $38.3 million in cash and $18.3 million in assumed liabilities. We have preliminarily allocated $7.5 million of the combined purchase price to current assets and the remaining $49.1 million to property, plant and equipment.

The Vancouver Wharves facility is located on the north shore of the Port of Vancouver’s main harbor and includes five deep-sea vessel berths situated on a 139-acre site. The terminal assets include significant rail infrastructure, dry bulk and liquid storage and material handling systems, which allow the terminal to handle over 3.5 million tons of cargo annually. Vancouver Wharves also has access to three major rail carriers connecting to shippers in western and central Canada and the U.S. Pacific Northwest. The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing terminal operations, and all of the acquired assets are included in the Terminals – KMP business segment. As of June 30, 2007, Kinder Morgan Energy Partners expects to spend approximately $45.3 million on future capital improvement projects at the terminal.

Pro forma information regarding consolidated income statement information that assumes all of the acquisitions we have made and joint ventures we have entered into since January 1, 2006, including the ones listed above, had occurred as of January 1, 2006, is not materially different from the information presented in our accompanying consolidated statements of income.

5.

Investment and Sales

In the first half of 2007, Kinder Morgan Energy Partners invested $28.3 million for its share of construction costs of the Midcontinent Express Pipeline. Kinder Morgan Energy Partners owns a 50% equity interest in the 500-mile interstate natural gas pipeline that is expected to cost a total of $1.25 billion and upon completion will extend between Bennington, Oklahoma and Butler, Alabama.

Knight Inc. Form 10-Q

During the first quarter of 2006, we sold power generation equipment for $7.5 million (net of marketing fees). This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. We recognized a pre-tax gain of $1.5 million associated with this sale. The book value of the remaining surplus power generation equipment available for sale at June 30, 2007 was $4.3 million.

Effective April 1, 2006, Kinder Morgan Energy Partners sold its Douglas natural gas gathering system and its Painter Unit fractionation facility to Momentum Energy Group, LLC for approximately $42.5 million in cash. Kinder Morgan Energy Partners’ investment in the net assets it sold in this transaction, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and Kinder Morgan Energy Partners recognized approximately $18.0 million of gain on the sale of these net assets, and used the proceeds to reduce the outstanding balance on its commercial paper borrowings.

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

Upon the sale of Kinder Morgan Energy Partners’ Douglas gathering system, Kinder Morgan Energy Partners reclassified a net loss of $2.9 million on derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions from “Accumulated Other Comprehensive Loss” into net income. We included the net amount of the gain, $15.1 million, within the caption “Operating Costs and Expenses: Other Income, Net” in our accompanying consolidated statements of operations for the three and six months ended June 30, 2006.

Divestitures subsequent to June 30, 2007

On July 2, 2007, Kinder Morgan Energy Partners announced that it entered into an agreement to sell its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale are eight propane truck-loading terminals, located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. Subject to the receipt of certain consents and regulatory approvals, this transaction is planned to close in the third quarter of 2007.

6.

Discontinued Operations

On March 5, 2007, we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. to Inter Pipeline Fund, a Canada-based company. Terasen Pipelines (Corridor) Inc. transports diluted bitumen from the Athabasca Oil Sands Project near Fort McMurray, Alberta, to the Scotford Upgrader near Fort Saskatchewan, Alberta. The sale did not include any other assets of Kinder Morgan Canada (formerly Terasen Pipelines). This transaction closed on June 15, 2007, for approximately $711 million (C$760 million) plus assumption of all construction debt. The consideration was equal to Terasen Pipelines (Corridor) Inc.’s carrying value, therefore no gain or loss was recorded on this disposal transaction.

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. We recorded a book gain on this disposition of $55.7 million in the second quarter of 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $53 million of this loss will be utilized to reduce capital gain principally associated with the sale of our U.S.-based retail gas operations (see below) resulting in a tax benefit of approximately $19.7 million and a capital loss carryforward of $945.6 million which expires in 2012.  A valuation allowance has been recorded for the full amount of the capital loss carryforward. Based on a revised estimate of the fair values of this reporting unit based principally on this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the fourth quarter of 2006.

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million plus working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs). Our Natural Gas Pipelines – KMP business segment (1) provides natural gas transportation and storage services and sells natural gas to and (2) receives natural gas transportation and storage services, natural gas and natural gas liquids and other gas supply services from the discontinued U.S.-based retail natural gas distribution business. These transactions are continuing after the sale of this business and are expected to continue to a similar extent into the future. For the three and six

Knight Inc. Form 10-Q

months ended June 30, 2006 and the five months ended May 31, 2007, revenues and expenses of our continuing operations totaling $5.5 million and $0.4 million, $12.3 million and $1.1 million, and $3.1 million and $1.2 million, respectively for products and services sold to and purchased from our discontinued U.S.-based retail natural gas distribution operations prior to its sale in March 2007, have been eliminated in our accompanying interim Consolidated Statements of Operations. We are currently receiving fees from SourceGas, as subsidiary of GE, to provide certain administrative functions for a limited period of time and for the lease of office space. We will not have any significant continuing involvement in or retain any ownership interest in these operations and, therefore, the continuing cash flows discussed above are not considered direct cash flows of the disposal group.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented and reported in the caption, “Income from Discontinued Operations, Net of Tax” in our accompanying interim Consolidated Statements of Operations. Summarized financial results information of these operations is as follows:

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)	(In millions)
Operating Revenues	$4.9	$214.6	$349.3

Earnings (Loss) from Discontinued Operations Before Income Taxes	0.5	48.8	(10.6)
Income Taxes	-	13.0	15.7
Earnings from Discontinued Operations	$0.5	$61.8	$5.1

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)	(In millions)
Operating Revenues	$4.9	$899.9	$1,096.8

Earnings (Loss) from Discontinued Operations Before Income Taxes	0.5	382.5	67.9
Income Taxes	-	(94.6)	(6.0)
Earnings from Discontinued Operations	$0.5	$287.9	$61.9

The cash flows attributable to discontinued operations are included in our accompanying interim Consolidated Statements of Cash Flows for the one month ended June 30, 2007, the five months ended May 31, 2007 and the six months ended June 30, 2006 in the captions “Net Cash Flows (Used in) Provided by Discontinued Operations”, “Net Cash Flows Provided by Discontinued Investing Activities” and “Net Cash Flows Provided by (Used in) Discontinued Financing Activities”.

7.

Financing

On May 17, 2007 and June 15, 2007, we closed transactions to sell Terasen Inc. and Terasen Pipelines (Corridor) Inc., respectively. Our consolidated debt was reduced by the debt balances of Terasen Inc. and Terasen Pipelines (Corridor) Inc., of approximately $2.9 billion, as a result of these sales transactions. See Note 6 for additional information regarding our Discontinued Operations.

Knight Inc. Form 10-Q

Notes Payable

We and our consolidated subsidiaries had the following credit facilities outstanding at June 30, 2007.

Credit Facilities

Knight Inc.[1]
$1.0 billion, six-year and six-month secured term facility, due November 2013
$3.3 billion, seven-year secured term facility, due May 2014
$1.0 billion, six-year secured revolver, due May 2013
Kinder Morgan Energy Partners[2]
$1.85 billion, five-year unsecured revolver, due August 2010

1

On January 5, 2007, after shareholder approval of the merger agreement associated with the Going Private transaction was announced, Kinder Morgan, Inc.’s debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt related to the proposed transaction. Knight Inc.’s debt credit ratings are currently rated BB- by Standard & Poor’s Rating Services. On April 11, 2007, Fitch also lowered its rating to BB in anticipation of the transaction and upon completion of the Going Private transaction on May 30, 2007, Moody’s investor Service lowered its rating to Ba2. With the completion of the Going Private transaction and these rating changes, we do not have access to the commercial paper market. As a result, we are currently utilizing our $1.0 billion revolving credit facility for Knight Inc.’s short-term borrowing needs.

As discussed following, the loan agreements we had in place prior to the Going Private transaction were cancelled and replaced with a new loan agreement. Our indentures related to publicly issued notes do not contain covenants related to maintenance of credit ratings. Accordingly, no such covenants were impacted by the downgrade in our credit ratings occasioned by the Going Private transaction.

2

On January 5, 2007, after shareholder approval of the merger agreement associated with the Going Private transaction was announced, Kinder Morgan Energy Partners’ credit rating was downgraded to BBB by Standard & Poor’s Rating Services due to the anticipated increase in Kinder Morgan, Inc.’s debt related to the proposed transaction. Kinder Morgan Energy Partners’ credit rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007 and upon completion of the Going Private transaction, was downgraded from Baa1 to Baa2 by Moody’s Investors Service.

These facilities can be used by the respective borrowers for each entity’s general corporate or partnership purposes and include financial covenants and events of default that are common in such arrangements. Kinder Morgan Energy Partners’ facility can be used as backup for its commercial paper program. The margin paid with respect to borrowings and the facility fees paid on the total commitment varies based on the senior debt investment rating of the respective borrowers. Amounts outstanding under the term facilities have maturity dates greater than one year and accordingly are classified as long-term debt. Conversely, amounts outstanding under the revolving credit facilities or an associated commercial paper program have maturities not to exceed twelve months from the date of issue and accordingly are classified as short-term debt. See Note 10 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K for additional information regarding our credit facilities.

In the following table of short-term borrowings, Kinder Morgan Energy Partners’ commercial paper is supported by its respective credit facility, and is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. The short-term borrowings, including commercial paper, shown in the table below, totaling $710.5 million, are reported under the caption “Notes Payable” in the accompanying interim Consolidated Balance Sheet at June 30, 2007.

	June 30, 2007
	Short-term Borrowings Outstanding Under Revolving Credit Facility	Commercial Paper Outstanding	Weighted Average Interest Rate of Short-term Debt Outstanding
	(In millions)
Knight Inc.
$1.0 billion	$315.0	$-	6.78%
Kinder Morgan Energy Partners
$1.85 billion	$-	$395.5	5.47%

Knight Inc. Form 10-Q

At June 30, 2007, Rockies Express Pipeline LLC, a subsidiary of West2East Pipeline LLC, had a $2.0 billion five-year credit facility outstanding, which can be amended to allow for borrowings up to $2.5 billion. West2East Pipeline LLC, including its subsidiary Rockies Express Pipeline LLC, is accounted for under the equity method of accounting. Borrowings under this credit facility do not reduce the borrowings allowed under the credit facilities previously described. All three owners of West2East Pipeline LLC have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express $2.0 billion commercial paper program severally in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of June 30, 2007, Rockies Express Pipeline LLC had $1,350.4 million of commercial paper outstanding with a weighted-average interest rate of 5.40%, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $688.7 million (51% of total commercial paper borrowings).

The following represents average short-term borrowings outstanding and the weighted-average interest rates during the periods shown, for the below listed borrowers. The commercial paper and bankers’ acceptances are supported by their respective credit facilities. The commercial paper and bankers’ acceptances borrowings are comprised of unsecured short-term notes with maturities not to exceed 364 days from the date of issue.

	Successor Company		Predecessor Company
	One Month Ended June 30, 2007		Two Months Ended May 31, 2007		Three Months Ended June 30, 2006
	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion	$122.5	6.70%	$-	-%	$-	-%
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$-	-%	$57.0	5.70%

Commercial Paper and Bankers’ Acceptances:
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$-	-%	$5.0	5.12%
Kinder Morgan Energy Partners
$1.85 billion	$778.0	5.40%	$686.7	5.39%	$1,170.2	5.06%
Terasen Inc.[3]
C$450 million	$-	-%	$78.9	4.36%	$117.7	5.07%
Terasen Gas Inc.[3]
C$500 million	$-	-%	$116.9	4.24%	$112.4	3.87%
Terasen Pipelines (Corridor) Inc.[3]
C$375 million	$443.7	4.33%	$388.9	4.25%	$123.8	3.90%

1

In conjunction with the Going Private transaction, Kinder Morgan, Inc. changed its name to Knight Inc. and entered into a $5.755 billion credit agreement dated May 30, 2007, which included three term credit facilities, discussed following, and one revolving credit facility. Knight Inc. does not have a commercial paper program.

2

Our $800 million credit facility was terminated on May 30, 2007.

3

On February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. These transactions closed on May 17, 2007 and June 15, 2007, respectively (See Note 6). Accordingly, the average short-term debt outstanding and the associated weighted-average interest rate under the Terasen Inc. facilities for the two months ended May 31, 2007 and under the Terasen Pipelines (Corridor) Inc. facility for the one month ended June 30, 2007 are only through the respective dates of sale.

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	One Month Ended June 30, 2007		Five Months Ended May 31, 2007		Six Months Ended June 30, 2006
	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion	$122.5	6.70%	$-	-%	$-	-%
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$134.5	5.81%	$57.0	5.70%

Commercial Paper and Bankers’ Acceptances:
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$-	-%	$4.4	4.86%
Kinder Morgan Energy Partners
$1.85 billion	$778.0	5.40%	$614.0	5.40%	$993.9	4.88%
Terasen Inc.[3]
C$450 million	$-	-%	$79.9	4.34%	$110.8	4.48%
Terasen Gas Inc.[3]
C$500 million	$-	-%	$141.5	4.23%	$161.1	3.58%
Terasen Pipelines (Corridor) Inc.[3]
C$375 million	$443.7	4.33%	$298.8	4.24%	$123.5	3.65%

1

In conjunction with the Going Private transaction, Kinder Morgan, Inc. changed its name to Knight Inc. and entered into a $5.755 billion credit agreement dated May 30, 2007, which included three term credit facilities, discussed following, and one revolving credit facility. Knight Inc. does not have a commercial paper program.

2

Our $800 million credit facility was terminated on May 30, 2007.

3

On February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. These transactions closed on May 17, 2007 and June 15, 2007, respectively (See Note 6). Accordingly, the average short-term debt outstanding and the associated weighted-average interest rate under the Terasen Inc. facilities for the five months ended May 31, 2007 and under the Terasen Pipelines (Corridor) Inc. facility for the one month ended June 30, 2007 are only through the respective dates of sale.

On May 30, 2007, we terminated our $800 million five-year credit facility dated August 5, 2005 and entered into a $5.755 billion credit agreement with a syndicate of financial institutions and Citibank, N.A., as administrative agent. The senior secured credit facilities consist of the following:

•

a $1.0 billion senior secured Tranche A term loan facility with a term of six years and six months;

•

a $3.3 billion senior secured Tranche B term loan facility, with a term of seven years;

•

a $455 million senior secured Tranche C term loan facility with a term of three years (subsequently retired, see below) and

•

a $1.0 billion senior secured revolving credit facility with a term of six years. The revolving credit facility includes a sublimit of $350 million for the issuance of letters of credit and swingline loans.

In June 2007, we repaid the borrowings outstanding under the Tranche C term facility. At June 30, 2007, we had $4.3 billion outstanding under the term loan facilities at a weighted-average interest rate of 6.80%. Average borrowings outstanding under the term loan facilities for the one month ended June 30, 2007 was $4.7 billion at a weighted-average interest rate of 6.78%.

The senior secured credit facilities allow for one or more incremental term loan facilities and/or to increase commitments under the revolving credit facility in an aggregate amount of up to $1.5 billion provided certain conditions are met. These senior secured credit facilities were used for financing the Going Private transaction (see Note 1(A)), paying fees and expenses incurred in connection with the Going Private transaction and are available for repaying or refinancing certain maturing debt and providing ongoing working capital and funds for other general corporate purposes.

Knight Inc. Form 10-Q

Loans under the senior secured credit facilities will bear interest, at Knight Inc.’s option, at:

•

a rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin, or

•

a rate equal to the higher of (a) U.S. prime rate and (b) the federal funds effective rate plus 0.50%, in each case, plus an applicable margin.

The swingline loans will bear interest at:

•

a rate equal to the higher of (a) U.S. prime rate and (b) the federal funds effective rate plus 0.50%, in each case, plus an applicable margin.

After the effective date of the Going Private transaction, the applicable margins for the Tranche A, the Tranche B, the Tranche C and revolving credit facilities will be subject to decrease pursuant to a leverage-based pricing grid. In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility. The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of our wholly-owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract. Voluntary prepayments can be made at any time without premium or penalty. Equal quarterly principal payments are required on the Tranche A term credit facility, totaling 1% per year of the original principal amount borrowed through 2012, followed by three quarterly payments of 23.625% of the original principal amount due each of the first three quarters in 2013, with a final payment of 23.625% at maturity. Equal quarterly principal payments are required on the Tranche B term credit facility, totaling 1% per year of the original principal amount borrowed through March of 2014, with the remaining balance due at maturity. Mandatory payments of term loans must be made with:

•

100% of the net cash proceeds of non-ordinary course of business asset sales (subject to reinvestment rights, except that the proceeds of certain non-core asset sales are to be applied to amounts outstanding under the Tranche C facility without any reinvestment rights);

•

100% of the net cash proceeds of issuances of debt (other than permitted debt);

•

100% of the net cash proceeds from insurances proceeds or proceeds of a condemnation award from a casualty event;

•

100% of the net cash proceeds from any permitted sale leaseback; and

•

50% of Knight Inc.’s annual excess cash flow (as defined), with such percentage subject to reduction based on Knight Inc.’s leverage.

Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted our basis in our long-term debt to reflect their fair values. Accordingly, we made fair value adjustments of $95.6 million and $2.2 million representing decreases to the carrying value of our long-term debt and our value of interest rate swaps, respectively, which is reflected within the caption “Long-term Debt” of the accompanying interim Consolidated Balance Sheet at June 30, 2007, which adjustments will be amortized until the debt securities mature.

On April 28, 2006, Rockies Express Pipeline LLC entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. This facility can be amended to allow for borrowings up to $2.5 billion. Borrowings under the Rockies Express credit facility and commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings do not reduce the borrowings allowed under our credit facilities described elsewhere in this report. Additionally, effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC) was deconsolidated and subsequently is accounted for under the equity method of accounting (See Note 3.) All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of June 30, 2007, Rockies Express Pipeline LLC had $1,350.4 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $688.7 million.

On February 22, 2006, Kinder Morgan Energy Partners entered into a nine-month $250 million credit facility due November 21, 2006 with a syndicate of financial institutions, and Wachovia Bank, National Association as the administrative agent. Borrowings under the credit facility can be used for general partnership purposes and as backup for Kinder Morgan Energy Partners’ commercial paper program and include financial covenants and events of default that are common in such

Knight Inc. Form 10-Q

arrangements. This agreement was terminated in August 2006, concurrent with Kinder Morgan Energy Partners’ increase of its 5-year credit facility from $1.6 billion to $1.85 billion.

Long-term Debt

On June 21, 2007, Kinder Morgan Energy Partners issued $550 million of its 6.95% senior notes due January 15, 2038. Kinder Morgan Energy Partners used the $543.9 million net proceeds received after underwriting discounts and commissions to reduce the borrowings under its commercial paper program.

On May 7, 2007, we retired our $300 million 6.80% Senior Notes due March 1, 2008 at 101.39% of the face amount. We recorded a pre-tax loss of $4.2 million in connection with this early extinguishment of debt.

On January 30, 2007, Kinder Morgan Energy Partners completed a public offering of senior notes, issuing a total of $1.0 billion in principal amount of senior notes, consisting of $600 million of 6.00% notes due February 1, 2017 and $400 million of 6.50% notes due February 1, 2037. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $992.8 million, and used the proceeds to reduce the borrowings under its commercial paper program.

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own (see Note 4). As part of Kinder Morgan Energy Partners’ purchase price, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of June 30, 2007, the outstanding balance under the note was $43.4 million.

For the two and five months ended May 31, 2007, average borrowings under TGVI’s C$350 million credit facility were $255.2 million and $255.1 million, respectively at a weighted-average rate of 4.42% and 4.43%, respectively. For the two and five months ended May 31, 2007, average borrowings under the C$20 million demand facility were $3.2 million and $3.3 million, respectively at a weighted-average rate of 5.31%.

Common Stock – Financing of the Going Private Transaction

On May 30, 2007, investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, completed the Going Private transaction agreement that was announced on August 28, 2006 to acquire all of our outstanding common stock for $107.50 per share in cash. As of the closing date of the Going Private transaction, Kinder Morgan, Inc. had 149,316,603 common shares outstanding, before deducting 15,030,135 shares held in treasury. The Going Private transaction, including associated fees and expenses, was financed through (i) $5.0 billion in new equity financing from private equity funds and other entities providing equity financing, (ii) approximately $2.9 billion from rollover investors, who were certain current or former directors, officers or other members of management of Kinder Morgan, Inc. (or entities controlled by such persons) that directly or indirectly reinvested all or a portion of their equity interests in Kinder Morgan, Inc. and/or cash in exchange for equity interests in Knight Holdco LLC, the parent of the surviving entity of the Going Private transaction, (iii) approximately $4.8 billion of new debt financing, (iv) approximately $4.5 billion of our existing indebtedness (excluding debt of Terasen Pipelines (Corridor) Inc., which was divested on June 15, 2007) and (v) $1.7 billion of cash on hand resulting from the sale of our U.S.-based and Canada-based retail natural gas distribution operations (see Note 6). In connection with the Going Private transaction, on May 30, 2007, we filed a certificate with the State of Kansas changing the total number of shares of all classes of stock that can be authorized for issuance under our restated articles of incorporation, as amended, to 100 shares of common stock having a par value of $0.01 per share. On May 30, 2007, we issued 100 shares of our common stock to Knight Midco Inc. After the Going Private transaction was completed, we (Kinder Morgan, Inc.) changed our name to Knight Inc. and our shares were delisted from the New York Stock Exchange.

On May 15, 2007, we paid a cash dividend on our common stock of $0.875 per share to shareholders of record as of April 30, 2007.

Kinder Morgan Energy Partners’ Common Units

On May 15, 2007, Kinder Morgan Energy Partners paid a cash distribution of $0.83 per common unit for the quarterly period ended March 31, 2007, of which $123.2 million was paid to the public holders of Kinder Morgan Energy Partners’ common units. The distributions were declared on April 18, 2007, payable to unitholders of record as of April 30, 2007. On July 18, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.85 per common unit for the quarterly period ended June 30, 2007. The distribution will be paid on August 14, 2007, to unitholders of record as of July 31, 2007. See Note 1(H) for additional information regarding our minority interests.

Knight Inc. Form 10-Q

Kinder Morgan Management

On May 17, 2007, Kinder Morgan Management sold 5.7 million listed shares in a registered offering. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners. Kinder Morgan Energy Partners used the net proceeds of approximately $298 million to reduce its outstanding commercial paper debt. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management’s Annual Report on Form 10-K for the year ended December 31, 2006.

8.

Common Stock Repurchase Plan

The following table summarizes our common stock repurchases during the second quarter of 2007.

Our Purchases of Our Predecessor Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2007	-	$-	-	$18,203,665
May 1 to May 31, 2007	-	$-	-	$-
June 1 to June 30, 2007	-	$-	-	$-

Total	-	$-	-	$-

1

On August 14, 2001, we announced a plan to repurchase $300 million of our outstanding common stock, which program was increased to $400 million, $450 million, $500 million, $550 million, $750 million, $800 million and $925 million in February 2002, July 2002, November 2003, April 2004, November 2004, April 2005 and November 2005, respectively.

2

As of May 30, 2007, all the outstanding shares of the common stock of Kinder Morgan, Inc. (Predecessor common stock) were converted into cash rights as a result of the close of the Going Private transaction.

As of May 30, 2007, we had repurchased a total of approximately $906.8 million (14,934,300 shares) of our Predecessor outstanding common stock under the program. No shares of our common stock were repurchased in the three months or six months ended June 30, 2007. No shares of our common stock were repurchased in the three months ended June 30, 2006. In the six months ended June 30, 2006, we repurchased $31.5 million (339,800 shares) of our common stock.

9.

Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) Power, the ownership and operation of natural gas-fired electric generation facilities; (3) Express Pipeline System, the ownership of a one-third interest in a crude pipeline system accounted for under the equity method; (4) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (5) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (6) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas and the ownership and operation of a crude oil pipeline system in West Texas; (7) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States and Canada; and (8) Trans Mountain – KMP, the ownership and operation of a pipeline system that transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the State of Washington, U.S.A. In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In June 2007, we completed the sale of the Corridor Pipeline System to Inter Pipeline Fund. As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express

Knight Inc. Form 10-Q

Pipeline system, which also was reported in the Kinder Morgan Canada business segment in previous periods, is now reported in the segment referred to as “Express.” In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Terasen Gas, Corridor and Kinder Morgan Retail have been reclassified to discontinued operations for all periods presented. See Note 7 for additional information regarding discontinued operations.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K, except that certain items included in earnings from continuing operations are either not allocated to business segments or are not considered by management in its evaluation of business segment performance. In general, the items not included in segment results are interest expense, general and administrative expenses and depreciation, depletion and amortization expenses (“DD&A”). In addition, for our business segments that are not also business segments of Kinder Morgan Energy Partners (currently the NGPL, Power and Express business segments), certain items included in “Other Income and (Expenses)” and income taxes are not included in segment results. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we use as a result of the Going Private transaction. This segment measure change has been reflected in the prior periods shown in this document in order to achieve comparability. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. In addition, for our business segments that are also business segments of Kinder Morgan Energy Partners, we use segment earnings before depreciation, depletion and amortization expenses internally as a measure of profit and loss used for evaluating business segment performance and for deciding how to allocate resources to these business segments. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. Financial information by segment follows (in millions):

Knight Inc. Form 10-Q

BUSINESS SEGMENT INFORMATION

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL	$59.4	$107.1	$145.9
Power	2.4	3.2	5.0
Express	2.7	1.8	3.5
Products Pipelines – KMP[1]	50.1	95.7	119.2
Natural Gas Pipelines – KMP[1]	49.8	93.8	150.9
CO2 – KMP[1]	57.2	84.6	124.1
Terminals – KMP[1]	38.3	71.8	101.6
Trans Mountain – KMP[1]	8.8	20.8	17.7
Total Segment Earnings Before DD&A	268.7	478.8	667.9
Depreciation, Depletion and Amortization	(73.0)	(109.6)	(128.6)
Amortization of Excess Cost of Equity Investments	(0.5)	(1.0)	(1.4)
Other	0.6	1.6	2.9
Interest and Corporate Expenses, Net[2]	(144.7)	(312.2)	(327.6)
Add Back: Income Taxes Included in Segments Above[1]	-	6.6	3.2
Income from Continuing Operations Before Income Taxes	$51.1	$64.2	$216.4

Revenues from External Customers:
NGPL	$99.2	$161.5	$250.2
Power	8.9	8.3	17.9
Products Pipelines – KMP	71.7	143.4	189.0
Natural Gas Pipelines – KMP	587.9	1,105.2	1,596.3
CO2 – KMP	79.8	132.6	185.8
Terminals – KMP	79.5	149.3	219.9
Trans Mountain – KMP	14.4	28.9	28.9
Other	0.4	0.1	0.2
Total Revenues	$941.8	$1,729.3	$2,488.2

Intersegment Revenues:
NGPL	$0.6	$1.4	$1.2
Natural Gas Pipelines – KMP	-	-	5.5
Terminals – KMP	0.1	0.1	0.4
Total Intersegment Revenues	$0.7	$1.5	$7.1

Depreciation, Depletion and Amortization:
NGPL	$5.9	$18.3	$26.2
Power	-	0.3	0.5
Products Pipelines – KMP	9.2	14.9	20.5
Natural Gas Pipelines – KMP	6.8	10.8	16.0
CO2 – KMP[3]	39.8	47.4	42.0
Terminals – KMP	9.5	13.9	18.7
Trans Mountain – KMP	1.5	3.5	4.7
Other	0.3	0.5	-
Total Consolidated Depreciation, Depletion and Amortization	$73.0	$109.6	$128.6

Capital Expenditures – Continuing Operations:
NGPL	$15.1	$28.3	$40.6
Products Pipelines – KMP	23.3	43.2	64.5
Natural Gas Pipelines – KMP	32.5	39.7	189.1
CO2 – KMP	28.4	43.7	58.9
Terminals – KMP	41.9	77.3	55.0
Trans Mountain – KMP	6.0	66.8	19.9
Other	1.6	-	17.0
Total Capital Expenditures – Continuing Operations	$148.8	$299.0	$445.0

Knight Inc. Form 10-Q

1

Income taxes of Kinder Morgan Energy Partners of $6.6 million and $3.2 million for the two months ended May 31, 2007 and the three months ended June 30, 2006, respectively, are included in segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments.

2

Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.

3

Includes depreciation, depletion and amortization expense associated with (i) oil and gas producing and gas processing activities in the amount of $38.0 million, $43.8 million and $37.3 million for, the one month ended June 30, 2007, the two months ended May 31, 2007 and the three months ended June 30, 2006, respectively, and  (ii) sales and transportation services activities in the amount of $1.8 million, $3.6 million and $4.7 million for, the one month ended June 30, 2007, the two months ended May 31, 2007 and the three months ended June 30, 2006, respectively.

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL	$59.4	$267.4	$298.7
Power	2.4	8.9	11.2
Express	2.7	5.4	7.2
Products Pipelines – KMP[1]	50.1	238.9	245.0
Natural Gas Pipelines – KMP[1]	49.8	228.5	294.4
CO2 – KMP[1]	57.2	210.0	245.8
Terminals – KMP[1]	38.3	172.3	191.6
Trans Mountain – KMP[1]	8.8	(337.4)	34.1
Total Segment Earnings Before DD&A	268.7	794.0	1,328.0
Depreciation, Depletion and Amortization	(73.0)	(264.9)	(253.0)
Amortization of Excess Cost of Equity Investments	(0.5)	(2.4)	(2.8)
Other	0.6	2.9	5.6
Interest and Corporate Expenses, Net[2]	(144.7)	(631.8)	(657.3)
Less Income Taxes Included in Segments Above[1]	-	15.6	11.9
(Loss) Income from Continuing Operations Before Income Taxes	$51.1	$(86.6)	$432.4

Revenues from External Customers:
NGPL	$99.2	$424.5	$507.8
Power	8.9	19.9	28.2
Products Pipelines – KMP	71.7	353.7	369.5
Natural Gas Pipelines – KMP	587.9	2,637.6	3,419.5
CO2 – KMP	79.8	324.2	360.5
Terminals – KMP	79.5	364.2	426.3
Trans Mountain – KMP	14.4	62.8	60.5
Other	0.4	0.1	1.7
Total Revenues	$941.8	$4,187.0	$5,174.0

Intersegment Revenues:
NGPL	$0.6	$2.0	$1.7
Natural Gas Pipelines – KMP	-	3.0	12.3
Terminals – KMP	0.1	0.3	0.4
Total Intersegment Revenues	$0.7	$5.3	$14.4

Depreciation, Depletion and Amortization:
NGPL	$5.9	$45.3	$51.9
Power[3]	-	(4.2)	1.1
Products Pipelines – KMP	9.2	37.5	40.7
Natural Gas Pipelines – KMP	6.8	26.8	32.0
CO2 – KMP[4]	39.8	116.3	81.3
Terminals – KMP	9.5	34.4	36.0
Trans Mountain – KMP	1.5	8.2	9.7
Other	0.3	0.6	0.3
Total Consolidated Depreciation, Depletion and Amortization	$73.0	$264.9	$253.0

Knight Inc. Form 10-Q

BUSINESS SEGMENT INFORMATION (continued)

1

Income taxes of Kinder Morgan Energy Partners of $0.0 million, $15.6 million and $11.9 million for one month ended June 30,  2007, the five months ended May 31, 2007 and the six months ended June 30, 2006, respectively, are included in segment earnings.

2

Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.

3

2007 includes a $5.0 million credit from the adjustment of a reserve related to the purchase of power generating equipment.

4

Includes depreciation, depletion and amortization expense associated with (i) oil and gas producing and gas processing activities in the amount of $38.0 million, $107.4 million and $71.9 million for, the one month ended June 30, 2007, the five months ended May 31, 2007 and the six months ended June 30, 2006, respectively, and  (ii) sales and transportation services activities in the amount of $1.8 million, $8.9 million and $9.4 million for, the one month ended June 30, 2007, the five months ended May 31, 2007 and the six months ended June 30, 2006, respectively

	Successor Company	Predecessor Company
	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)	(In millions)
Capital Expenditures – Continuing Operations:
NGPL	$15.1	$77.3	$69.2
Products Pipelines – KMP	23.3	79.5	121.2
Natural Gas Pipelines – KMP	32.5	66.6	209.6
CO2 – KMP[1]	28.4	133.3	133.1
Terminals – KMP	41.9	169.9	97.3
Trans Mountain – KMP	6.0	109.0	24.9
Other	1.6	17.2	7.6
Total Capital Expenditures – Continuing Operations	$148.8	$652.8	$662.9

Successor Company
June 30, 2007
(In millions)
Assets:
NGPL	$6,470.3
Power	140.0
Express	399.6
Products Pipelines – KMP	7,476.2
Natural Gas Pipelines – KMP	7,249.7
CO2 – KMP	4,389.4
Terminals – KMP	4,439.8
Trans Mountain – KMP	1,161.6
Total segment assets	31,726.6
Other[1]	692.2
Total Consolidated Assets	$32,418.8

1

Includes assets of discontinued operations, cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Knight Inc. Form 10-Q

GEOGRAPHIC INFORMATION

Following is geographic information regarding the revenues and long-lived assets of our business segments.

	Successor Company
	One Month Ended June 30, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$99.2	$-	$-	$99.2
Power	8.9	-	-	8.9
Products Pipelines – KMP	71.7	-	-	71.7
Natural Gas Pipelines – KMP	586.8	-	1.1	587.9
CO2 – KMP	79.8	-	-	79.8
Terminals – KMP	75.6	3.6	0.3	79.5
Trans Mountain	-	14.4	-	14.4
Other	-	0.4	-	0.4
	$922.0	$18.4	$1.4	$941.8

	Predecessor Company
	Two Months Ended May 31, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$161.5	$-	$-	$161.5
Power	8.3	-	-	8.3
Products Pipelines – KMP	147.5	(4.1)	-	143.4
Natural Gas Pipelines – KMP	1,102.8	-	2.4	1,105.2
CO2 – KMP	132.6	-	-	132.6
Terminals – KMP	148.5	-	0.8	149.3
Trans Mountain	-	28.9	-	28.9
Other	-	0.1	-	0.1
	$1,701.2	$24.9	$3.2	$1,729.3

	Predecessor Company
	Three Months Ended June 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$250.2	$-	$-	$250.2
Power	17.9	-	-	17.9
Products Pipelines – KMP	186.3	2.7	-	189.0
Natural Gas Pipelines – KMP	1,592.8	-	3.5	1,596.3
CO2 – KMP	185.8	-	-	185.8
Terminals – KMP	218.6	-	1.3	219.9
Trans Mountain	-	28.9	-	28.9
Other	-	0.2	-	0.2
	$2,451.6	$31.8	$4.8	$2,488.2

Knight Inc. Form 10-Q

	Predecessor Company
	Five Months Ended June 30, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$424.5	$-	$-	$424.5
Power	19.9	-	-	19.9
Products Pipelines – KMP	351.4	2.3	-	353.7
Natural Gas Pipelines – KMP	2,631.8	-	5.8	2,637.6
CO2 – KMP	324.2	-	-	324.2
Terminals – KMP	362.0		2.2	364.2
Trans Mountain	-	62.8	-	62.8
Other	-	0.1	-	0.1
	$4,113.8	$65.2	$8.0	$4,187.0

	Predecessor Company
	Six Months Ended June 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$507.8	$-	$-	$507.8
Power	28.2	-	-	28.2
Products Pipelines – KMP	363.1	6.4	-	369.5
Natural Gas Pipelines – KMP	3,412.5	-	7.0	3,419.5
CO2 – KMP	360.5	-	-	360.5
Terminals – KMP	423.6	-	2.7	426.3
Trans Mountain	-	60.5	-	60.5
Other	-	1.7	-	1.7
	$5,095.7	$68.6	$9.7	$5,174.0

	Successor Company
	At June 30, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Long-lived Assets[2]:
NGPL	$1,618.5	$-	$-	$1,618.5
Power	116.7	-	-	116.7
Express	279.7	119.9	-	399.6
Products Pipelines – KMP	4,733.4	-	-	4,733.4
Natural Gas Pipelines – KMP	3,367.7	-	83.5	3,451.2
CO2 – KMP	2,788.5	-	-	2,788.5
Terminals – KMP	2,543.3	-	8.2	2,551.5
Trans Mountain – KMP	-	871.9	-	871.9
Other[3]	647.8	24.8	-	672.6
	$16,095.6	$1,016.6	$91.7	$17,203.9

________________

1

Terminals – KMP includes revenues of $0.3 million, $0.8 million, $1.3 million, $2.2 million and $2.7 million for the one month ended June 30, 2007, the two months ended May 31, 2007, the three months ended June 30, 2006, the five months ended May 31, 2007 and the six months ended June 30, 2006, respectively, and long-lived assets of $8.2 million at June 30, 2007 attributable to operations in the Netherlands.

2

Long-lived assets exclude goodwill and other intangibles, net.

3

Principally consists of the long-lived assets of discontinued operations

Knight Inc. Form 10-Q

10.

Accounting for Derivative Instruments and Hedging Activities

We are exposed to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of our expected future purchase or sale of these products. We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper and to foreign currency risk from our investments in businesses owned and operated outside the United States. Pursuant to our risk management policy, we engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and associated amendments (“SFAS No. 133”).

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Apart from our derivatives for retail distribution gas supply contracts under Terasen Gas (the sale of which was closed during the second quarter, see Note 6), during each period presented in the accompanying interim consolidated statements of operations, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges in accordance with SFAS No. 133. We recognized a pre-tax gain of approximately $0.5 million in the month ended June 30, 2007, and a pre-tax gain of $0.1 million and pre-tax loss of $0.7 million in the two months and five months ended May 31, 2007, respectively, and  pre-tax gains of approximately $2.5 million and $1.7 million in the three and six month periods ending June 30, 2006, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Oil and Product Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the associated gains and losses included in accumulated other comprehensive income into earnings. During the month ended June 30, 2007 and the two and five months ended May 31, 2007, we reclassified gains of $0.9 million, gains of $0.3 million, and losses of $11.4 million, respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during these periods. During the three and six months ended June 30, 2006 we reclassified $3.0 million and $17.1 million, respectively, of accumulated other comprehensive income into earnings as a result of hedged forecasted transactions occurring during these periods. During the five months ended May 31, 2007, we reclassified $1.1 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. During the month ended June 30, 2007 and the two months ended May 31, 2007, we did not reclassify any of our accumulated other comprehensive loss into earnings as a result of the discontinuance of cash flow hedges. During the next twelve months, we expect to reclassify approximately $9.1 million of gains from accumulated other comprehensive income to earnings.

Derivative instruments that are entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts reflect the amounts that we would receive or pay to terminate the contracts at the reporting date and are included in the accompanyhing interim Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 within the captions indicated in the following table (in millions):

	Successor Company	Predecessor Company
	June 30, 2007	December 31, 2006
Derivatives Asset (Liability)
Current Assets: Other	$66.7	$133.6
Current Assets: Assets Held for Sale	-	9.0
Deferred Charges and Other Assets	6.2	13.8
Assets Held for Sale, Non-current	-	0.1
Current Liabilities: Other	(397.4)	(556.9)
Current Liabilities: Liabilities Held for Sale	-	(18.0)
Other Liabilities and Deferred Credits: Other	(550.9)	(510.2)
Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current	-	(0.1)

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as a futures, options or stock exchange. These contracts are with a number of parties all of which have investment grade credit ratings. While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk.

Knight Inc. Form 10-Q

Interest Rate Risk Management

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements. These hedging relationships are accounted for under SFAS No. 133 as qualifying fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $18.1 million and $137.8 million at June 30, 2007 is included in the accompanying interim Consolidated Balance Sheet within the captions “Deferred Charges and Other Assets” and “Other Liabilities and Deferred Credits: Other,” respectively. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On June 21, 2007, Kinder Morgan Energy Partners entered into an interest rate swap agreement with a notional principal amount of $100 million, which effectively converts a portion of the interest expense associated with its 6.95% senior notes due January 15, 2038 from fixed rate to floating rate.

On March 15, 2007, we assigned our position in $250 million of interest rate swap agreements associated with our 6.50% debentures due 2012 to a third party. On May 14, 2007, we assigned an additional $150 million of our interest rate swap agreements associated with the same 6.50% debentures to a third party. We paid a total of approximately $6.9 million to exit our position in these swap agreements, which amounts are being amortized to interest expense over the period the 6.50% debentures remain outstanding.

On February 21, 2007, we terminated $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $19.1 million in cash. On March 7, 2007, we terminated the remaining $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $24.8 million in cash. These amounts are being amortized to interest expense over the period the 7.25% debentures remain outstanding.

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

As of June 30, 2007 we had outstanding the following interest rate swap agreements being accounted for as fair value hedges under SFAS No. 133:

(i)

fixed-to-floating interest rate swap agreements with notional principal amounts of $375 million, $425 million and $275 million, respectively. These swaps effectively convert 50% of the interest expense associated with Kinder Morgan Finance Company, ULC’s 5.35% Senior Notes due 2011, 5.70% Senior Notes due 2016 and 6.40% Senior Notes due 2036, respectively, from fixed rates to floating rates (the $375 million swap agreement associated with the 5.35% Senior Notes was terminated in August 2007, see Note 15),

(ii)

a fixed-to-floating interest rate swap agreement, which effectively converts a portion of the interest expense associated with our 6.50% Senior Notes due in 2012 from fixed to floating rate with a notional principal amount of $350 million,

(iii)

fixed-to-floating interest rate swap agreements under Kinder Morgan Energy Partners having a combined notional principal amount of $2.5 billion, which effectively convert the interest expense associated with certain series of its senior notes from fixed rates to floating rates.

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the month ended June 30, 2007 and the two and five months ended May 31, 2007. The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment under the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheets.

Due to the divestiture of much of our Canadian operations (see Note 6), we terminated approximately C$2,213 million of our cross-currency interest rate swaps during the second quarter of 2007. We paid a total of approximately US$194.5 million to terminate these swaps, which amount was recorded in Other Comprehensive Income as part of our currency translation adjustment. The combined notional value of our remaining cross-currency interest rate swaps at June 30, 2007 is

Knight Inc. Form 10-Q

approximately C$281.6 million. The fair value of the swaps as of June 30, 2007 is a liability of US$35.4 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

11.

Employee Benefits

Knight Inc.

(A)

Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows (in millions):

	Successor Company	Predecessor Company
	One Month Ended June 30,	Two Months Ended May 31,	Three Months Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006	2007	2006
Service Cost	$0.9	$1.8	$2.8	$4.5	$5.6
Interest Cost	1.1	2.2	3.1	5.6	6.3
Expected Return on Assets	(1.9)	(3.8)	(5.3)	(9.6)	(10.7)
Amortization of Prior Service Credit	-	-	0.1	0.1	0.1
Amortization of Net Loss	-	-	0.4	0.2	0.8
Net Periodic Pension Cost	$0.1	$0.2	$1.1	$0.8	$2.1

We previously disclosed in our 2006 Form 10-K that we expected to make no contributions to the retirement plans during 2007. As of June 30, 2007, no contributions have been made and we do not expect to make any additional contributions to these plans during 2007.

(B)

Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows (in millions):

	Successor Company	Predecessor Company
	One Month Ended June 30,	Two Months Ended May 31,	Three Months Ended June 30,	Five Months Ended May 31,	Six Months Ended June 30,
	2007	2007	2006	2007	2006
Service Cost	$-	$0.1	$0.1	$0.2	$0.2
Interest Cost	0.4	0.8	1.2	1.9	2.5
Expected Return on Assets	(0.5)	(1.1)	(1.4)	(2.7)	(2.8)
Amortization of Prior Service Credit	-	(0.3)	(0.4)	(0.7)	(0.8)
Amortization of Net Loss	-	0.7	1.2	2.0	2.3
Net Periodic Postretirement Benefit Cost	$(0.1)	$0.2	$0.7	$0.7	$1.4

We disclosed in our 2006 Form 10-K that we expected to make contributions of approximately $8.7 million to the postretirement benefit plan during 2007. During the first quarter of 2007, we made contributions of approximately $8.7 million. We do not expect to make any additional contributions to the plan during 2007.

Knight Inc. Form 10-Q

Terasen Inc.

(A)

Retirement Plans

The components of net periodic pension cost for Terasen Inc.’s retirement plans through the close of its sale on May 17, 2007 (see Note 6) were as follows (in millions):

	Predecessor Company
	For the Period April 1 – May 17,	Three Months Ended June 30,	For the Period January 1 – May 17,	Six Months Ended June 30,
	2007	2006	2007	2006
Service Cost	$0.9	$2.0	$2.7	$4.0
Interest Cost	1.5	3.7	4.4	7.5
Expected Return on Assets	(1.9)	(4.4)	(5.5)	(8.8)
Plan Amendments	-	0.1	-	0.2
Other	-	0.1	0.1	0.1
Net Periodic Pension Cost	0.5	1.5	1.7	3.0
Defined Contribution Cost	-	0.4	-	1.0
Total Pension Costs	$0.5	$1.9	$1.7	$4.0

(B)

Other Postretirement Employee Benefits

The components of net periodic pension cost for Terasen Inc.’s postretirement benefit plans through the close of its sale on May 17, 2007 (see Note 6) were as follows (in millions):

	Predecessor Company
	For the Period April 1 – May 17,	Three Months Ended June 30,	For the Period January 1 – May 17,	Six Months Ended June 30,
	2007	2006	2007	2006
Service Cost	$0.2	$0.4	$0.6	$0.8
Interest Cost	0.5	0.9	1.4	1.8
Net Periodic Postretirement Benefit Cost	$0.7	$1.3	$2.0	$2.6

Kinder Morgan Energy Partners

In connection with Kinder Morgan Energy Partners’ acquisition of SFPP, L.P. (referred to in this report as SFPP) and Kinder Morgan Bulk Terminals, Inc. in 1998, Kinder Morgan Energy Partners acquired certain liabilities for pension and postretirement benefits. Kinder Morgan Energy Partners provides medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP and Kinder Morgan Bulk Terminals. Kinder Morgan Energy Partners also provides the same benefits to former salaried employees of SFPP. Additionally, Kinder Morgan Energy Partners will continue to fund these costs for those employees currently in the plan during their retirement years. SFPP’s postretirement benefit plan is frozen, and no additional participants may join the plan.

The noncontributory defined benefit pension plan covering the former employees of Kinder Morgan Bulk Terminals is the Kinder Morgan, Inc. Retirement Plan. The benefits under this plan are based primarily upon years of service and final average pensionable earnings; however, benefit accruals were frozen as of December 31, 1998.

Net periodic benefit costs for the SFPP postretirement benefit plan was a credit of approximately $0.1 million in the five month period ending May 31, 2007, recognized ratably over the period, and $0.1 million in each of the three months and six months ended June 30, 2006. The credits resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. As of June 30, 2007, Kinder Morgan Energy Partners’ estimated overall net periodic postretirement benefit cost for the year 2007 will be a credit of approximately $0.3 million. This amount could change in the remaining months of 2007 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

Knight Inc. Form 10-Q

12.

Regulatory Matters

The following updates the disclosure in Note 18 to our audited financial statements included in our 2006 Form 10-K with respect to developments that occurred during 2007.

Notice of Proposed Rulemaking – Natural Gas Price Transparency

On April 19, 2007, the Federal Energy Regulatory Commission, referred to as the FERC in this report, issued a notice of proposed rulemaking in Docket Nos. RM07-10-000 and AD06-11-000 regarding price transparency provisions of Section 23 of the Natural Gas Act and the Energy Policy Act. In the notice, the FERC proposes to revise its regulations to (i) require that intrastate pipelines post daily the capacities of, and volumes flowing through, their major receipt and delivery points and mainline segments in order to make available the information to track daily flows of natural gas throughout the United States; and (ii) require that buyers and sellers of more than a de minimis volume of natural gas report annual numbers and volumes of relevant transactions to the FERC in order to make possible an estimate of the size of the physical U.S. natural gas market, assess the importance of the use of index pricing in that market, and determine the size of the fixed-price trading market that produces the information. The FERC believes these revisions to its regulations will facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. Initial comments were filed on July 11, 2007 and reply comments are due on August 23, 2007. In addition, the FERC scheduled an informal workshop in this proceeding on July 24, 2007, to discuss implementation and other technical issues associated with the proposals set forth in the notice of proposed rulemaking. Since this is a proposed rulemaking in which the FERC will consider initial and reply comments from industry participants, it is not clear what impact the final rule will have on the business of our intrastate and interstate pipeline companies.

FERC Order No. 2004/690

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

Knight Inc. Form 10-Q

that are affiliated with a marketing or brokering entity that conducts transportation transactions on such gas transmission provider’s pipeline.

Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline-Currently Certificated Facilities

As of March 31, 2007, Kinder Morgan Energy Partners operates and owns a 51% ownership interest in West2East Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC. ConocoPhillips owns a 24% ownership interest in West2East Pipeline LLC and Sempra Energy holds the remaining 25% interest. When construction of the entire Rockies Express Pipeline project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect Kinder Morgan Energy Partners’ 50% economics in the project. According to the provisions of current accounting standards, due to the fact that Kinder Morgan Energy Partners will receive 50% of the economic benefits from the Rockies Express project on an ongoing basis, Kinder Morgan Energy Partners is not considered the primary beneficiary of West2East Pipeline LLC and thus, will account for its investment under the equity method of accounting.

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

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction commenced on May 21, 2007.

Rockies Express Pipeline-East Project

On June 13, 2006, the FERC agreed with Rockies Express’ participation in the pre-filing process for development of the “Rockies Express-East Project.” The Rockies Express-East Project will be comprised of approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio. The segment proposes to transport approximately 1.8 billion cubic feet per day of natural gas. On August 13, 2006, the FERC issued its notice of intent to prepare an environmental impact statement for the proposed project and hosted nine scoping meetings from September 11 through September 15, 2006 in various locations along the route. During this pre-filing process, Rockies Express has encountered opposition from certain landowners in the states of Indiana and Ohio. Rockies Express is actively participating in community outreach meetings with landowners and agencies located in these states to resolve any differences they may have with the project. Rockies Express is confident that a mutual agreement and/or understanding will be reached with most of these parties. On April 30, 2007, Rockies Express filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the Rockies Express-East Project. The application requests that a FERC order be issued by February 1, 2008 in order to meet both a December 30, 2008 project in-service date for the proposed pipeline and partial compression, and a June 30, 2009 in-service date for the remaining compression.

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” Upon implementation, this project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural

Knight Inc. Form 10-Q

gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado. Construction commenced on May 9, 2007.

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

On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final Environmental Impact Statement (“EIS”), which addresses the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts. On June 22, 2007, the FERC issued an order granting construction and operation of the project. Kinder Morgan Louisiana Pipeline accepted the order on July 10, 2007.

Kinder Morgan Illinois Pipeline

On September 14, 2006, in FERC Docket No. CP06-455, Kinder Morgan Illinois Pipeline LLC filed seeking a certificate from the FERC to acquire long-term lease capacity on NGPL and build facilities to supply transportation service for Peoples Gas Light and Coke Co., who has signed a 10-year agreement for all the capacity. The $13.3 million project would have a capacity of 360,000 Dth/day and is expected to be operational by the 2007-08 winter heating season. Also on September 14, 2006, in FERC Docket No. CP06-454, NGPL requested authorization to abandon, by long-term operating lease, 360,000 Dth per day to Kinder Morgan Illinois Pipeline LLC. On July 22, 2007, the FERC issued an order that granted the abandonment of capacity by NGPL to Kinder Morgan Illinois Pipeline as well as authorized the construction and operation of the proposed project by Kinder Morgan Illinois Pipeline.

NGPL Louisiana Line

On October 10, 2006, in FERC Docket No. CP07-3, NGPL filed seeking approval to expand its Louisiana Line by 200,000 Dth/day. This $66 million project is supported by five-year agreements that fully subscribe the additional capacity. On July 2, 2007, the FERC issued an order granting construction and operation of the requested facilities. NGPL accepted the order on July 6, 2007.

13.

Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the six months ended June 30, 2007. Additional information with respect to these proceedings can be found in Note 19 to our audited financial statements that were included in our 2006 Form 10-K. This Note also contains a description of any material legal proceedings that were initiated during the six months ended June 30, 2007.

Federal Energy Regulatory Commission Proceedings

SFPP, L.P. is the subsidiary limited partnership that owns Kinder Morgan Energy Partners’ Pacific operations, excluding CALNEV Pipe Line LLC and related terminals acquired from GATX Corporation. The tariffs and rates charged by SFPP are subject to numerous ongoing proceedings at the FERC, including shippers’ complaints and protests regarding interstate rates on Kinder Morgan Energy Partners’ Pacific operations’ pipeline systems. In general, these complaints allege the rates and tariffs charged by Kinder Morgan Energy Partners’ Pacific operations are not just and reasonable. The issues involved in these proceedings include, among others: (i) whether certain of Kinder Morgan Energy Partners’ Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, referred to in this note as EPAct 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) the capital structure to be used in computing the “starting rate base” of Kinder Morgan Energy Partners’ Pacific operations; (iv) the level of income tax allowance SFPP may include in its rates; and (v) the

Knight Inc. Form 10-Q

recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by Kinder Morgan Energy Partners’ Pacific operations. In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. The new tax allowance policy and the FERC’s application of that policy to Kinder Morgan Energy Partners’ Pacific operations were appealed to the United States Court of Appeals for the District of Columbia Circuit, referred to in this note as the D.C. Court.

On May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which SFPP will ultimately be entitled is not certain. The D.C. Court’s May 29 decision also upheld the FERC’s determination that a rate is no longer subject to grandfathering protection under EPAct 1992 when there has been a substantial change in the overall rate of return of the pipeline, rather than in one cost element. Further, the D.C. Court declined to consider arguments that there were errors in the FERC’s method for determining substantial change, finding that the parties had not first raised such allegations with the FERC. On July 13, 2007, SFPP filed a petition for rehearing with the D.C. Court, arguing that SFPP did raise allegations with the FERC respecting these calculation errors.

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

Following is a listing of certain current FERC proceedings pertaining to Kinder Morgan Energy Partners’ Pacific operations:

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR92-8 et al.	Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; and Texaco (Ultramar is an intervenor.)	SFPP

Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All five issues (and others) described four paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC. BP WCP, Chevron, and ExxonMobil have requested a hearing on remanded grandfathering and income tax allowance issues, which is pending action by the FERC.

FERC Docket Nos. OR92-8-028, et al.	BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar	SFPP

Proceeding involving shipper complaints against SFPP’s Watson Station rates.  A settlement was reached for April 1, 1999 forward; whether SFPP owes reparations for shipments prior to that date is still before the FERC.

FERC Docket No. OR96-2 et al.	All Shippers except Chevron (which is an intervenor)	SFPP

Consolidated proceeding involving shipper complaints against all SFPP rates. All five issues (and others) described four paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC. On May 29, 2007, the D.C. Court upheld the FERC’s income tax allowance policy and upheld FERC’s determination that SFPP’s West Line rates were no longer grandfathered under EPAct 1992; however, the D.C. Court refused to consider arguments that there were errors in the FERC’s method for determining

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR96-2 et al. (continued)

substantial change as to the rates at issue in the OR96-2 proceeding, finding that the parties had not first raised such allegations with FERC. SFPP has filed a petition for rehearing with the D.C. Court. SFPP’s compliance filings establishing the amount of its income tax allowance for the years at issue in the OR92-8 and OR96-2 proceedings are currently pending before the FERC, and certain shippers have filed a motion for a hearing on this issue. On July 5, 2007, BP WCP and Chevron filed a motion for immediate payment of reparations to shippers. The FERC has not acted on this motion. BP WCP, Chevron, and ExxonMobil have requested a hearing on remanded grandfathering and income tax allowance issues, which is pending action by FERC. With respect to the FERC’s order on the Sepulveda rate, a compliance filing has been made and requests forto be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that shippers are seeking approximately $275 million in reparation and refund payments and approximately $30 million in annual rate reductions.o be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that shippers are seeking approximately $275 million in reparation and refund payments and approximately $30 million in annual rate reductions.rehearing have been filed.

FERC Docket No. OR02-4 and OR03-5	Chevron	SFPP	Chevron initiated proceeding to permit Chevron to become complainant in OR96-2. Appealed to D.C. Court and held in abeyance pending final disposition of the OR 96-2 proceedings.
FERC Docket No. OR04-3	America West Airlines; Southwest Airlines; Northwest Airlines; and Continental Airlines	SFPP

Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues (see above). No FERC action on complaint against West Line rates; request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket No. OR03-5, OR05-4 and OR05-5	BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)	SFPP

Complaints allege that SFPP’s interstate rates are not just and reasonable. The FERC has held these complaints in abeyance pending conclusion of other pending SFPP proceedings. Request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket No. OR03-5-001	BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)	SFPP

The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. The complaints in this new docket are held in abeyance pending the outcome of ongoing settlement discussions. Request for hearing and for consolidation with other proceedings filed and pending before the FERC.

FERC Docket No. OR07-1	Tesoro	SFPP

Complaint alleges that SFPP’s North Line rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C.

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR07-1 (continued)			Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy.
FERC Docket No. OR07-2	Tesoro	SFPP

Complaint alleges that SFPP’s West Line rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. A request that the FERC set the complaint for hearing – which SFPP opposed – is pending before the FERC.

FERC Docket No. OR07-3	BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing	SFPP

Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed; requests for rehearing filed by Chevron, Tesoro and Valero. Petitions for review filed by BP WCP and ExxonMobil at the D.C. Court. Petitions for review held in abeyance.

FERC Docket No. OR07-4	BP WCP; Chevron; and ExxonMobil	SFPP; Kinder Morgan G.P., Inc.; Kinder Morgan, Inc.

Complaint alleges that SFPP’s rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy.

FERC Docket No. OR07-5 and OR07-7 (consolidated)	ExxonMobil; Tesoro	Calnev; Kinder Morgan G.P., Inc.; Kinder Morgan, Inc.

Complaints allege that none of Calnev’s current rates are just or reasonable. In light of the D.C. Court’s May 29, 2007 ruling, on July 19, 2007, the FERC: gave complainants 90 days to amend their Complaints with respect to challenges against the pipeline’s grandfathered rates; accepted the Complaints to the extent they challenge the rates in excess of the grandfathered rate; held the Complaints in abeyance pending a FERC decision on any amended complaints; dismissed with prejudice the Complaints against Kinder Morgan G.P., Inc. and Kinder Morgan, Inc.; denied Tesoro’s request for consolidation with Docket No. IS06-296; and consolidated Docket Nos. OR07-5 and OR07-7.

FERC Docket No. OR07-6	ConocoPhillips	SFPP	Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed.
FERC Docket No. OR07-8	BP WCP	SFPP

Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007.

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR07-9	BP WCP	SFPP

Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and urnreasonable. On July 6, 2007, the FERC dismissed the complaint.

FERC Docket No. OR07-10	BP WCP, ConocoPhillips, Valero, ExxonMobil	Calnev

Calnev filed a petition with the FERC on May 14, 2007, requesting that the FERC issue a declaratory order approving Calnev’s proposed rate methodology and granting other relief with respect to a substantial proposed expansion of Calnev’s mainline pipeline system. On July 19, 2007, the FERC granted Calnev’s petition for declaratory order.

FERC Docket No. OR07-11	ExxonMobil	SFPP	Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. The FERC has not acted on this complaint.
FERC Docket No. OR07-14	BP WCP Chevron	SFPP, Calnev Operating Limited Partnership D, Kinder Morgan Energy Partners, L.P., Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., Kinder Morgan, Inc., and Knight Holdco, LLC

Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC has not acted on this complaint.

FERC Docket No. IS05-230 (North Line rate case)	Shippers	SFPP

SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge decision pending before the FERC on exceptions.

FERC Docket No. IS05-327	Shippers	SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers protested, but the FERC determined that the tariff filings were consistent with its regulations. The D.C. Court dismissed a petition for review, citing a lack of jurisdiction to review a decision by the FERC not to order an investigation.

FERC Docket No. IS06-283 (East Line rate case)	Shippers	SFPP

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. Procedural schedule suspended pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. A settlement judge has been appointed and settlement discussions are ongoing.

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. IS06-296	ExxonMobil	Calnev

Calnev sought to increase its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil has protested and a procedural schedule is in place. Calnev’s motion to dismiss or to hold the investigation in abeyance is currently pending before the FERC.

FERC Docket No. IS06-356	Shippers	SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers protested, but the FERC found the tariff filings consistent with its regulations. The FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before the FERC.

FERC Docket No. IS07-137 (ULSD Surcharge)	Shippers	SFPP

SFPP filed tariffs to include a per barrel ULSD recovery fee and a surcharge for ULSD-related litigation costs on diesel products. Various shippers protested. Tariffs accepted subject to refund and proceeding held in abeyance pending resolution of other proceedings involving SFPP. With no investigation established, SFPP rescinded ULSD litigation surcharge in compliance with the FERC order. Request for rehearing filed by Chevron and Tesoro.

FERC Docket No. IS07-229	BP WCP ExxonMobil	SFPP	SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Two shippers protested, but the FERC found the tariff filings consistent with its regulations.
FERC Docket No. IS07-234	BP WCP ExxonMobil	Calnev	Calnev filed to increase certain rates on its pipeline pursuant to the FERC’s indexing methodology. Two shippers protested, but the FERC found the tariff filings consistent with its regulations.
Motions to compel payment of interim damages (Various dockets)	Shippers	SFPP, Kinder Morgan G.P., Inc., Kinder Morgan, Inc.	Proceeding seeks payment of interim damages or escrow of funds pending resolution of various complaints and protests involving SFPP. No FERC action on motions.

In 2003, Kinder Morgan Energy Partners made aggregate payments of $44.9 million for reparations and refunds pursuant to a FERC order related to Docket Nos. OR92-8 et al. In 2005, SFPP received a FERC order in OR92-8 and OR96-2 that directed it to submit compliance filings and revised tariffs. Pursuant to the compliance filing, SFPP reduced its rates effective May 1, 2006. We currently estimate the impact of the rate reductions to be approximately $25 million in 2007. In 2005, Kinder Morgan Energy Partners recorded an accrual of $105.0 million for an expense attributable to an increase in its reserves related to its rate case liability. We assume that any additional reparations and accrued interest thereon will be paid no earlier than the third quarter of 2007. Kinder Morgan Energy Partners had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately $0.15 of distributable cash flow per unit on Kinder Morgan Energy Partners and we previously estimated $0.18 per share on Knight Inc. Based on our review of two separate orders issued by the FERC (on December 16, 2005 and on February 13, 2006), and subject to the ultimate resolution of these issues in SFPP’s compliance filings and subsequent judicial appeals, we now expect the total annual impact on Kinder Morgan Energy Partners will be less than $0.15 per unit and the total annual impact on our earnings per share will be less than $0.18 per share.

In general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two-year period prior to the filing of their complaint, and Kinder Morgan Energy Partners’ Pacific operations may be required to reduce the amount of its tariffs or rates for particular services. These proceedings tend

Knight Inc. Form 10-Q

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

All of the above matters have been consolidated and assigned to a single administrative law judge. A decision from the CPUC regarding the CPUC complaints and the Power Surcharge Resolution is expected by the third quarter of 2007. No schedule has been established for hearing and resolution of the consolidated proceedings other than the 1997 CPUC complaint and the Power Surcharge Resolution. Based on our review of these CPUC proceedings, we estimate that shippers are seeking approximately $100 million in reparation and refund payments and approximately $35 million in annual rate reductions.

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

Effective March 5, 2007, the parties executed a final settlement agreement, which provides for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to be refiled. On June 12, 2007, the Dallas state district court signed its order dismissing the case and all claims with prejudice.

Knight Inc. Form 10-Q

Gerald O. Bailey et al. v. Shell Oil Co. et al./Southern District of Texas Lawsuit

Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the southern district of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. have also asserted claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants have filed motions for summary judgment on all claims. No trial date has been set.

Effective March 5, 2007, all defendants and plaintiffs Bridwell Oil Company, the Alicia Bowdle Trust, and the Estate of Margaret Bridwell Bowdle executed a final settlement agreement, which provides for the dismissal of these plaintiffs’ claims with prejudice to being refiled. On June 10, 2007, the Houston federal district court entered an order of partial dismissal by which the claims by and against the settling plaintiffs were dismissed with prejudice. The claims asserted by Bailey, Ptasynski, and Gray are not included within the settlement or the order of partial dismissal.

Bridwell Oil Company Wichita County Lawsuit

On March 1, 2004, Bridwell Oil Company, one of the named defendants in the above-described Bailey action, filed a new matter in which it asserted claims that are virtually identical to the claims it asserted in the Bailey lawsuit. Bridwell Oil Co. v. Shell Oil Co. et al., No. 160,199-B (78th Judicial District Court, Wichita County, Texas filed March 1, 2004). The defendants in this action include, among others, Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P., and Cortez Pipeline Company. The case was abated pending resolution of the Bailey action discussed above.

Effective March 5, 2007, the parties executed a final settlement agreement, which provides for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to being refiled. On June 14, 2007, the Wichita County state district court signed its order dismissing the case and all claims with prejudice.

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

CO2 Claims Arbitration

Cortez Pipeline Company and Kinder Morgan CO2, successor to Shell CO2 Company, Ltd., were among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement, which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiff also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. Defendants denied that there was any breach of the settlement agreement. On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement.  On October 25, 2006, the defendants filed an

Knight Inc. Form 10-Q

application to confirm the arbitration decision in New Mexico federal district court. On June 21, 2007, the New Mexico federal district court entered final judgment confirming the August 7, 2006 arbitration decision.

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

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. No pre-hearing hearing date or pre-hearing schedule has been set in this matter.

Kinder Morgan CO2 disputes the Notice of Noncompliance and Civil Penalty and believes that it has meritorious defenses. Kinder Morgan CO2 contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984. This approval was later affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. Accordingly, Kinder Morgan CO2 has stated to the MMS that its use of the Cortez tariff as the approved federal transportation allowance is authorized and proper. Kinder Morgan CO2 also disputes the allegation that it has knowingly or willfully submitted false, inaccurate, or misleading information to the MMS. Kinder Morgan CO2’s use of the Cortez Pipeline tariff as the approved federal transportation allowance has been the subject of extensive discussion between the parties. The MMS was, and is, fully apprised of that fact and of the royalty valuation and payment process followed by Kinder Morgan CO2 generally.

MMS Order to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the Minerals Management Service. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties by approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR 290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

In addition to the Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the

Knight Inc. Form 10-Q

period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper.

Kinder Morgan CO2 disputes the Order to Report and Pay and the Colorado Department of Revenue Audit Issue Letter, and as noted above, it contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984 and was affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. The appeal to the MMS Director of the Order to Report and Pay does not provide for an oral hearing. No further submission or briefing deadlines have been set.

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 appealed this decision to the New Mexico Court of Appeals, which affirmed the decision of the trial court. The New Mexico Supreme Court granted further review in October 2006, and after hearing oral argument, the New Mexico Supreme Court quashed its prior order granting review. Kinder Morgan CO2  intends to file a petition for certiorari with the United States Supreme Court in August 2007 seeking further review.

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome Unit are currently ongoing. These audits and inquiries involve federal agencies and the State of Colorado.

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this Note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude in the fourth quarter of 2007.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP expects to appeal any final statement of decision to this effect. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

Knight Inc. Form 10-Q

United States of America, ex rel., Jack J. Grynberg v. K N Energy (Civil Action No. 97-D-1233, filed in the U.S. District Court, District of Colorado).

This multi-district litigation proceeding involves four lawsuits filed in 1997 against numerous Kinder Morgan companies. These suits were filed pursuant to the federal False Claims Act and allege underpayment of royalties due to mismeasurement of natural gas produced from federal and Indian lands. The complaints are part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants) in various courts throughout the country which were consolidated and transferred to the District of Wyoming.

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds. Grynberg has appealed this Order to the Tenth Circuit Court of Appeals. A procedural schedule has been issued and briefing will be complete in the fourth quarter of 2007.

Prior to the dismissal order on jurisdictional grounds, the Kinder Morgan defendants filed Motions to Dismiss and for Sanctions alleging that Grynberg filed his Complaint without evidentiary support and for an improper purpose. On January 8, 2007, after the dismissal order, the Kinder Morgan defendants also filed a Motion for Attorney Fees under the False Claim Act. On April 24, 2007 the Court held a hearing on the Motions to Dismiss and for Sanctions and the Requests for Attorney Fees. A decision on those matters has not yet been issued.

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

We believe that the federal authorities are also investigating coal inventory practices at one or more of our other terminals. While we have no indication of the direction of this additional investigation, Kinder Morgan Energy Partners’ records do not reflect any sales of excess coal from its other terminals, and we are not aware of any wrongdoing or improper activities at Kinder Morgan Energy Partners’ terminals. Kinder Morgan Energy Partners is cooperating fully with federal law enforcement authorities in this investigation, and several of its officers and employees may be interviewed formally by federal authorities. We do not believe there is any basis for criminal charges, and we are engaged in discussions to resolve any possible criminal charges.

Knight Inc. Form 10-Q

Queen City Railcar Litigation

On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to Kinder Morgan Energy Partners’ Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. A class action complaint and a suit filed by the City of Cincinnati arising out of this accident have been settled. However, one member of the settlement class, the Estate of George W. Dameron, opted out of the settlement, and the Administratrix of the Dameron Estate filed a wrongful death lawsuit on November 15, 2006 in the Hamilton County Court of Common Pleas, Case No. A0609990. The complaint, which is asserted against each of the defendants involved in the class action suit, alleges that styrene exposure caused the death of Mr. Dameron. Kinder Morgan Energy Partners intends to vigorously defend against the estate’s claim.

As part of the settlement of the class action claims, the non-Kinder Morgan defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants, including Kinder Morgan Energy Partners and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan Energy Partners expects that a claim will be asserted by other defendants against Kinder Morgan Energy Partners seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan Energy Partners expects to vigorously defend against any such claims.

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

Knight Inc. Form 10-Q

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

CalOSHA, with the assistance of the Contra Costa County District Attorney’s office, is continuing to investigate the facts and circumstances surrounding the incident for possible criminal violations. Kinder Morgan Energy Partners has been notified by the Contra Costa County District Attorney’s office that it intends to pursue criminal charges against it in connection with the Walnut Creek pipeline rupture. We have responded by reiterating our belief that the facts and circumstances do not warrant criminal charges. We are currently engaged in discussions with the Contra Costa County District Attorney’s office in an effort to resolve any possible criminal charges, which resolution may result in Kinder Morgan Energy Partners agreeing to plead no contest with respect to certain criminal charges and civil claims, paying a fine and penalties, and agreeing to certain injunctive relief. In the event that we are able to reach such a resolution, we do not expect that such resolution would have a material adverse effect on our business, financial position, results of operations or cash flows. In the event that we are not able to reach a resolution, we anticipate that the Contra Costa County District Attorney will pursue criminal charges, and we intend to defend such charges vigorously.

As a result of the accident, nineteen separate lawsuits were filed. The majority of the cases were personal injury and wrongful death actions that alleged, among other things, that SFPP/Kinder Morgan Energy Partners failed to properly field mark the area where the accident occurred.

Following court ordered mediation, the Kinder Morgan Energy Partners defendants have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. These settlements either have become final by order of the court or are awaiting court approval. The only civil cases which remain unsettled at present are certain cross-claims for contribution and indemnity by and between various engineering company defendants and the Kinder Morgan Energy Partners defendants. The parties are currently continuing discovery on the remaining cases.

Consent Agreement Regarding Cordelia, Oakland and Donner Summit California Releases

Kinder Morgan Energy Partners and SFPP have entered into an agreement in principle regarding the terms of a proposed Consent Agreement with various governmental agencies to resolve civil claims relating to the unintentional release of petroleum products during three pipeline incidents in northern California. The releases occurred (i) in the Suisun Marsh area near Cordelia in Solano County in April 2004, (ii) in Oakland in February 2005 and (iii) near Donner Pass in April 2005. The agreement was reached with the United States Environmental Protection Agency, referred to in this Note as the EPA,

Knight Inc. Form 10-Q

Department of the Interior, Department of Justice and the National Oceanic and Atmospheric Administration, as well as the State of California Department of Fish and Game, Office of Spill Prevention and Response, and the Regional Water Quality Control Boards for the San Francisco and Lahontan regions. Under the Consent Agreement, Kinder Morgan Energy Partners agreed to pay approximately $3.8 million in civil penalties, $1.3 million in natural resource damages and assessment costs and approximately $0.2 million in agency response and future remediation monitoring costs. All of the civil penalties have been reserved for as of June 30, 2007. In addition, Kinder Morgan Energy Partners agreed to perform enhancements in its Pacific operations relative to its spill prevention, response and reporting practices, the majority of which have already been implemented.

The Consent Agreement was filed with the United States District Court for the Eastern District of California on May 29, 2007, and became effective July 26, 2007. Kinder Morgan Energy Partners has substantially completed remediation and restoration activities in consultation with the appropriate state and federal regulatory agencies at the location of each release. Remaining restoration work at the Suisun Marsh and Donner Pass areas is expected to be completed in the fall of 2007.

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

Henrico County, Virginia

On April 17, 2006, Plantation Pipe Line Company, which transports refined petroleum products across the southeastern United States and which is 51.17% owned and operated by Kinder Morgan Energy Partners, experienced a pipeline release of turbine fuel from its 12-inch pipeline. The release occurred in a residential area and impacted adjacent homes, yards and common areas, as well as a nearby stream. The released product did not ignite and there were no deaths or injuries. Plantation estimates the amount of product released to be approximately 553 barrels. Immediately following the release, the pipeline was shut down and emergency remediation activities were initiated. Remediation and monitoring activities are ongoing under the supervision of the EPA and the Virginia Department of Environmental Quality, referred to in this report as the VDEQ. Following settlement negotiations and discussions with the VDEQ, Plantation and the VDEQ entered into a Special Order on Consent under which Plantation agreed to pay a civil penalty of approximately $0.7 million to the VDEQ as well as reimburse the VDEQ for less than $0.1 million in expenses and oversight costs to resolve the matter. Plantation satisfied $0.2 million of the civil penalty by completing a supplemental environmental project in the form of a $0.2 million donation to the Henrico County Fire Department for the purchase of hazardous material spill response equipment.

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

Soda Springs, California

In August 2006, the SFPP pipeline experienced a failure near Soda Springs, California, resulting in a release of product that affected a limited area along Interstate Highway 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate Highway 80. Remediation and monitoring activities are ongoing under the supervision of the California Department of Fish & Game and Nevada County. The cause of the release was determined to be pinhole corrosion in an unpiggable 2-inch diameter bypass to the mainline valve. The bypass was installed to allow pipeline maintenance activity. The bypass piping was replaced at this location and all other similar designs on the pipeline segment were excavated, evaluated and replaced as necessary to avoid future risk of release.

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

Knight Inc. Form 10-Q

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

Charlotte, North Carolina

On November 27, 2006, the Plantation Pipeline experienced a release of approximately 4,000 gallons of gasoline from a Plantation Pipe Line Company block valve on a delivery line into a terminal owned by a third party company. Upon discovery of the release, Plantation immediately locked out the delivery of gasoline through that pipe to prevent further releases. Product had flowed onto the surface and into a nearby stream, which is a tributary of Paw Creek, and resulted in loss of fish and other biota. Product recovery and remediation efforts were implemented immediately, including removal of product from the stream. The line was repaired and put back into service within a few days. Remediation efforts are continuing under the direction of the North Carolina Department of Environment and Natural Resources (the “NCDENR”), which issued a Notice of Violation and Recommendation of Enforcement against Plantation on January 8, 2007. Plantation continues to cooperate fully with the NCDENR.

In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historic soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination which appears to be from historic turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single family homes as part of a new residential development. Further investigation and remediation will be conducted at the direction of the NCDENR. Plantation is working with the owner of the property and the builder of the residential subdivision to address any potential claims that they may bring.

Although Plantation does not believe that penalties are warranted, it is engaging in settlement discussions with the EPA regarding a potential civil penalty for these two releases as part of broader settlement negotiations with the EPA regarding this spill and two other historic releases from Plantation, including a February 2003 release near Hull, Georgia. The EPA’s most recent demand for all four releases is approximately $0.7 million, plus some additional work to be performed to prevent future releases. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Barstow, California

The United States Department of Navy has alleged that historic releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from Calnev’s Barstow terminal has (i) migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev, and (iii) could affect the MCLB’s water supply system. Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, we are working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus perform other work to ensure protection of the Navy’s existing treatment system and water supply.

Oil Spill Near Westridge Terminal, Burnaby, British Columbia

 On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within our Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, Kinder Morgan Energy Partners initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the BC Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental remediation is continuing. The incident is currently under investigation by Federal and Provincial agencies. We are also conducting an internal investigation of the release. We do not expect this matter to have a material adverse impact on our financial position, results of operations or cash flows.

Although no assurances can be given, we believe that we have meritorious defenses to all pending pipeline integrity actions set forth in this note. Furthermore, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability. We also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Knight Inc. Form 10-Q

Environmental Matters

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. Kinder Morgan Energy Partners filed its answer to the complaint on June 27, 2003, in which it denied ExxonMobil’s claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000 and later owned by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state’s cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals’ storage of a fuel additive, MTBE, at the terminal during GATX Terminals’ ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to Kinder Morgan Energy Partners, GATX Terminals’ indemnification obligations, if any, to ST Services may have passed to Kinder Morgan Energy Partners. Consequently, at issue is any indemnification obligation Kinder Morgan Energy Partners may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation with respect to the claims set out in the lawsuit.

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against Exxon Mobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. The plaintiffs have not yet served the complaint on either of the named defendants. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by Exxon Mobil against GATX Terminals Corporation, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations GATX Terminals and therefore, Kinder Morgan Liquids Terminals, owes to ST Services.

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

Kinder Morgan Transmix

Kinder Morgan Transmix Company has completed discussions with the EPA and has recently entered into a Consent Agreement and Final Order regarding allegations by the EPA that it violated certain provisions of the Clean Air Act and the Resource Conservation & Recovery Act. Kinder Morgan Transmix Company agreed to pay the EPA a total of $0.6 million for agency claims that it failed to comply with certain sampling protocols at its Indianola, Pennsylvania and Hartford Illinois

Knight Inc. Form 10-Q

transmix facilities. Further, the EPA claimed that Kinder Morgan Transmix Company improperly accepted hazardous waste at its transmix facility in Indianola. The largest part of the agency’s penalty related to this claim. Kinder Morgan Transmix Company also agreed to pay less than $0.1 million for related alleged sampling protocol claims at its Richmond, Virginia transmix facility, and Kinder Morgan Transmix Company agreed to implement a quality assurance program audit at all of its separate transmix facilities.

Mission Valley Terminal Contamination

In June 2007, SFPP was informed that the City of San Diego is planning to file a lawsuit against SFPP seeking unspecified damages allegedly resulting from hydrocarbon impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility, which are currently being remedied by SFPP. The City of San Diego and SFPP have entered into discussions concerning the possible resolution of such claims. We do not expect the cost of any settlement and remediation to be material. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.

Other Environmental

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

Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of June 30, 2007, we have accrued an environmental reserve of $85.9 million and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology.

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

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

14.

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

Knight Inc. Form 10-Q

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

For us, the adoption of part (i) of SFAS No. 158 described above did not have a material effect on our statement of financial position as of December 31, 2006. For more information on our pensions and other post-retirement benefit plans, and our disclosures regarding the provisions of this Statement, please see Note 11.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 1(M) for additional information regarding our adoption of this Interpretation.

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

EITF 06-3 applies to financial reports for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for us). Because the provisions of EITF 06-3 require only the presentation of additional disclosures on a prospective basis, the adoption of EITF 06-3 had no effect on our consolidated financial statements.

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

SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect on its earnings of the company’s choice to use fair value. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face

Knight Inc. Form 10-Q

of the balance sheet. The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, discussed above, and SFAS No. 107 Disclosures about Fair Value of Financial Instruments.

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

15.

Subsequent Events

On August 1, 2007, we terminated our interest rate swap agreement with a notional amount of $375 million associated with our 5.35% Senior Notes due 2011. We recognized a gain of $2.1 million on the termination of the swap, which amount will be amortized to interest expense over the period the 5.35% notes remain outstanding.

On July 27, 2007, Kinder Morgan G.P., Inc. sold 100,000 shares of its $1,000 Par Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057 in a registered offering to a single purchaser. Kinder Morgan G.P., Inc. used the net proceeds of approximately $98.6 million after underwriting costs and commissions to reduce debt. Until August 18, 2012, dividends will accumulate, commencing on the settlement date, at a fixed rate of 8.33% per annum and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s board of directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2007. After August 18, 2012, dividends on the preferred stock will accumulate at a floating rate of the 3-month LIBOR plus 3.8975% and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s board of directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2012. The preferred stock has approval rights over a commencement of or filing of voluntary bankruptcy by Kinder Morgan Energy Partners or its SFPP or Calnev subsidiaries.

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within our Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. See discussion under Note 13, “Litigation, Environmental and Other Contingencies – Pipeline Integrity and Releases – Oil Spill Westridge Terminal, Burnaby, British Columbia” for additional information regarding this incident.

Knight Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

On May 30, 2007, a transaction was completed whereby a group of investors, including Richard D. Kinder, our Chairman and Chief Executive Office, acquired all of our common stock. As a result of this transaction, referred to herein as the Going Private transaction, (i) we are now privately owned, (ii) our stock is no longer traded on the New York Stock Exchange, (iii) our name has been changed to Knight Inc. and (iv) we have adopted a new basis of accounting for our assets and liabilities. Additional information on this transaction and its effect on our financial information is contained under “New Basis of Accounting” following and in the discussion preceding Note 1 of the accompanying Notes to Consolidated Financial Statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. and its consolidated subsidiaries, including Kinder Morgan Energy Partners, L.P., both before and after the Going Private transaction. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries, a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests.

In February 2007, we entered into a definitive agreement to sell our Canada-based retail natural gas distribution operations to Fortis Inc., for approximately C$3.7 billion including cash and assumed debt, and as a result of a redetermination of fair value in light of this proposed sale, we recorded an estimated goodwill impairment charge of approximately $650.5 million in the fourth quarter of 2006. This sale was completed in May 2007 (see Note 6 of the accompanying Notes to Consolidated Financial Statements). In prior periods, we referred to these operations principally as the Terasen Gas business segment. In March 2007, we entered into an agreement to sell the Corridor Pipeline System to Inter Pipeline Fund in Canada for approximately C$760 million, including debt. This sale was completed in June 2007. Inter Pipeline Fund also assumed all of the debt associated with the expansion currently taking place on Corridor. Also in March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million plus working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the Terasen Gas, Corridor and Kinder Morgan Retail operations have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in Management’s Discussion and Analysis for additional information regarding discontinued operations.

Our acquisition of Terasen Inc., the reclassification of the financial results of our Canada-based retail natural gas distribution operations and our Corridor operations as discontinued operations, the impairment of goodwill described above and other acquisitions and divestitures discussed in Notes 4, 5 and 6 of the accompanying Notes to Consolidated Financial Statements affect comparisons of our financial position and results of operations between periods. In addition, the interim results reported herein may not be indicative of the results to be expected over the course of an entire year.

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington. An impairment of the Trans Mountain pipeline system was recorded in the first quarter of 2007; see Note 1(F) of the accompanying Notes to Consolidated Financial Statements.

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2006, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. To convert June 30, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the June 30, 2007 Bank of Canada closing exchange rate of 0.9386 U.S. dollars per Canadian dollar.

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

Knight Inc. Form 10-Q

estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax balances, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Additional information regarding our critical accounting policies and estimates can be found in our 2006 Form
10-K. There have been no significant changes in these policies and estimates during the first six months of 2007.

New Basis of Accounting

The Going Private transaction was accounted for as a purchase business combination and, as a result of the application of the Securities and Exchange Commission’s “push-down” accounting requirements, this transaction has resulted in our adoption of a new basis of accounting for our assets and liabilities. Accordingly, our assets and liabilities have been recorded at their estimated fair values as of the date of the completion of the Going Private transaction, with the excess of the purchase price over these combined fair values recorded as goodwill. As with all purchase accounting transactions, the preliminary allocation of purchase price will be adjusted (some of which adjustments may be significant) during an allocation period as better or more complete information becomes available, including the completion of a third-party valuation report.

Therefore, in the accompanying financial information, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Predecessor Company”) reflect the historical basis of accounting for our assets and liabilities, while the amounts subsequent to the closing (the amounts labeled “Successor Company”) reflect the push-down of the investors’ new accounting basis to our financial statements. While the Going Private transaction closed on May 30, 2007, for convenience, the Predecessor Company is assumed to end on May 31, 2007 and the Successor Company is assumed to begin on June 1, 2007. The results for the two day period, from May 30 to May 31, 2007, are not material to any of the periods presented. The amounts labeled “Combined” include, in some instances, balances reflecting both the historical and the new push-down basis of accounting and, as such, do not represent amounts prepared in accordance with generally accepted accounting principles, but in our opinion are useful for comparing results between periods. Additional information concerning the impact of the Going Private transaction on the accompanying financial information is contained under “Consolidated Financial Results” following.

Consolidated Financial Results

	Combined Results for	Successor Company	Predecessor Company
	The Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$166.5	$59.4	$107.1	$145.9
Power	5.6	2.4	3.2	5.0
Express	4.5	2.7	1.8	3.5
Products Pipelines – KMP	145.8	50.1	95.7	119.2
Natural Gas Pipelines – KMP	143.6	49.8	93.8	150.9
CO2 – KMP	141.8	57.2	84.6	124.1
Terminals – KMP	110.1	38.3	71.8	101.6
Trans Mountain – KMP	29.6	8.8	20.8	17.7
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	747.5	268.7	478.8	667.9
Depreciation, Depletion and Amortization Expense	(182.6)	(73.0)	(109.6)	(128.6)
Amortization of Excess Cost of Equity Investments	(1.5)	(0.5)	(1.0)	(1.4)
Other	2.2	0.6	1.6	2.9
Interest and Corporate Expenses, Net	(456.9)	(144.7)	(312.2)	(327.6)
Income From Continuing Operations Before Income Taxes[1]	108.7	51.1	57.6	213.2
Income Taxes[1]	(62.5)	(21.4)	(41.1)	(61.1)
Income From Continuing Operations	46.2	29.7	16.5	152.1
Income From Discontinued Operations, Net of Tax	62.3	0.5	61.8	5.1
Net Income	$108.5	$30.2	$78.3	$157.2

__________________

Knight Inc. Form 10-Q

1

Income taxes of Kinder Morgan Energy Partners of $6.6 million, $0.0 million, $6.6 million and $3.2 million for the combined three months ended June 30, 2007, the one month ended June 30, 2007, the two months ended May 31, 2007 and the three months ended June 30, 2006, respectively, are included in segment earnings.

	Combined Results for	Successor Company	Predecessor Company
	The Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$326.8	$59.4	$267.4	$298.7
Power	11.3	2.4	8.9	11.2
Express	8.1	2.7	5.4	7.2
Products Pipelines – KMP	289.0	50.1	238.9	245.0
Natural Gas Pipelines – KMP	278.3	49.8	228.5	294.4
CO2 – KMP	267.2	57.2	210.0	245.8
Terminals – KMP	210.6	38.3	172.3	191.6
Trans Mountain – KMP	(328.6)	8.8	(337.4)	34.1
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	1,062.7	268.7	794.0	1,328.0
Depreciation, Depletion and Amortization Expense	(337.9)	(73.0)	(264.9)	(253.0)
Amortization of Excess Cost of Equity Investments	(2.9)	(0.5)	(2.4)	(2.8)
Other	3.5	0.6	2.9	5.6
Interest and Corporate Expenses, Net	(776.5)	(144.7)	(631.8)	(657.3)
(Loss) Income From Continuing Operations Before Income Taxes[1]	(51.1)	51.1	(102.2)	420.5
Income Taxes[1]	(141.2)	(21.4)	(119.8)	(131.5)
(Loss) Income From Continuing Operations	(192.3)	29.7	(222.0)	289.0
Income From Discontinued Operations, Net of Tax	288.4	0.5	287.9	61.9
Net Income	$96.1	$30.2	$65.9	$350.9

__________________

1

Income taxes of Kinder Morgan Energy Partners of $15.6 million, $0.0 million, $15.6 million and $11.9 million for the combined six months ended June 30, 2007, the one month ended June 30, 2007, the five months ended May 31, 2007 and the six months ended June 30, 2006, respectively, are included in segment earnings.

The comparability of certain portions of our results between periods is affected by, among other things, $4.8 billion in incremental debt and the application of the purchase method of accounting to the May 30, 2007 Going Private transaction. The principal effects on comparability resulting from this application of the purchase method occur within the captions  “Segment Earnings before DD&A,” “Depreciation, Depletion and Amortization Expense” and “Interest and Corporate Expenses, Net” in the table above. The comparability of Segment Earnings before DD&A between periods is not significantly affected by the application of the purchase method of accounting for the Going Private transaction. The impacts of the purchase method of accounting on Segment Earnings before DD&A relate primarily to the revaluation of cushion gas in our Natural Gas Pipelines – KMP segment and the revaluation of the Accumulated Other Comprehensive Income related to derivatives accounted for as hedges in our CO2 – KMP and Natural Gas Pipelines – KMP segments. Where there is an impact to Segment Earnings before DD&A from the Going Private transaction, the impact is described. The effects on Depreciation, Depletion and Amortization Expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to depreciation, depletion and amortization expense in periods subsequent to May 30, 2007. The purchase accounting effects on Interest and Corporate Expenses, Net result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Our income from continuing operations for the combined three months ended June 30, 2007 was $46.2 million. Our income from continuing operations for the three months ended June 30, 2006 was $152.1 million. Operating results for the combined three months ended June 30, 2007 were negatively impacted, relative to 2006, by (i) increased depreciation, depletion and amortization expense in June 2007 due to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction, (ii) increased 2007 interest expense resulting from (1) increased debt levels, including the additional debt incurred in the Going Private transaction and (2) higher interest rates, (iii) net pre-tax charges of $92.0 million due to expenses incurred in connection with the Going Private transaction and expenses incurred in connection with other asset sales transactions and (iv) decreased segment earnings from the Natural Gas Pipelines – KMP business segment primarily due to the fact that 2006 results include a $15.1 million gain from the sale of assets. These negative impacts were partially offset by increased 2007 earnings from our other business segments. Including the

Knight Inc. Form 10-Q

effects of discontinued operations, our net income decreased from $157.2 million in the three months ended June 30, 2006 to $108.5 million in the three months ended June 30, 2007. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,” “Income Taxes – Continuing Operations” and “Discontinued Operations” included elsewhere in this management’s discussion and analysis for additional information regarding these items.

Our loss from continuing operations for the combined six months ended June 30, 2007 was $192.3 million. Our income from continuing operations for the six months ended June 30, 2006 was $289.0 million. Operating results for the combined six months ended June 30, 2007 were negatively impacted, relative to 2006, by (i) a $377.1 million goodwill impairment associated with the Trans Mountain Pipeline (see Note 1(F) of the accompanying Notes to Consolidated Financial Statements), (ii) increased depreciation, depletion and amortization expense in June 2007 due to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction, (iii) increased interest expense resulting from (1) increased 2007 debt levels, including the additional debt incurred in the Going Private transaction and (2) higher interest rates, (iv) net pre-tax charges of $114.9 million due to expenses incurred in connection with the Going Private transaction and expenses incurred in connection with other asset sales transactions and (v) decreased segment earnings from the Natural Gas  Pipelines – KMP business segment primarily due to the fact that 2006 results include a $15.1 million gain on sale of assets. These negative impacts were partially offset by increased 2007 earnings from our other business segments. Including the effects of discontinued operations, our net income decreased from $350.9 million in the six months ended June 30, 2006 to $96.1 million in the six months ended June 30, 2007.

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In June 2007, we completed the sale of the Corridor Pipeline System to Inter Pipeline Fund. As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also was reported in the Kinder Morgan Canada business segment in previous periods, is now reported in the segment referred to as “Express.” In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Terasen Gas, Corridor and Kinder Morgan Retail have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in this management’s discussion and analysis for additional information regarding discontinued operations.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses.

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America, or NGPL
Power Generation	The ownership and operation of natural gas-fired electric generation facilities	Power
Express Pipeline System	The ownership of a one-third interest in the Express Pipeline System, a crude pipeline system, which investment we account for under the equity method, and certain related entities	Express

Knight Inc. Form 10-Q

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

Terminals - KMP
Trans Mountain Pipeline (Kinder Morgan Energy Partners)	The ownership and operation of crude and refined petroleum pipelines, principally located in Canada	Trans Mountain – KMP

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our originally filed 2006 Form 10-K, except that certain items included in earnings from continuing operations are either not allocated to business segments or are not considered by management in its evaluation of business segment performance. In general, the items not included in segment results are interest expense, general and administrative expenses and depreciation, depletion and amortization expenses (“DD&A”). In addition, for our business segments that are not also business segments of Kinder Morgan Energy Partners (currently the NGPL, Power and Express business segments), certain items included in “Other Income and (Expenses)” and income taxes are not included in segment results. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we use as a result of the Going Private transaction. This segment measure change has been reflected in the prior periods presented in this report in order to achieve comparability. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. In addition, for our business segments that are also business segments of Kinder Morgan Energy Partners, we use segment earnings before depreciation, depletion and amortization expenses (referred to in this report as EBDA) internally as a measure of profit and loss for evaluating business segment performance and for deciding how to allocate resources to these business segments. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Knight Inc. Form 10-Q

Natural Gas Pipeline Company of America

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$262.7	$99.8	$162.9	$251.4
Gas Purchases and Other Costs of Sales	(56.8)	(25.9)	(30.9)	(63.8)
Other Operating Expenses	(39.9)	(14.7)	(25.2)	(42.2)
Equity in Earnings of Horizon	0.5	0.2	0.3	0.5
Segment Earnings Before DD&A	$166.5	$59.4	$107.1	$145.9

System Throughput (Trillion Btus)	416.0	135.8	280.2	401.9

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$526.3	$99.8	$426.5	$509.5
Gas Purchases and Other Costs of Sales	(125.2)	(25.9)	(99.3)	(139.0)
Other Operating Expenses	(75.1)	(14.7)	(60.4)	(72.7)
Equity in Earnings of Horizon	0.8	0.2	0.6	0.9
Segment Earnings Before DD&A	$326.8	$59.4	$267.4	$298.7

System Throughput (Trillion Btus)	894.3	135.8	758.5	835.9

NGPL’s segment earnings before DD&A increased from $145.9 million in the second quarter of 2006 to $166.5 million in the second quarter of 2007, an increase of $20.6 million (14%). Segment earnings before DD&A for the second quarter of 2007 were positively impacted, relative to 2006, by (i) increased transportation and storage margins in 2007, including associated operational natural gas sales and cushion gas sales, due in part to completed system expansions, as discussed below, and successful re-contracting of transportation and storage services and (ii) a $4.7 million decrease in operations and maintenance expenses in 2007 related to system integrity testing. These positive impacts were partially offset by (i) a $1.7 million increase in operations and maintenance expenses in 2007 related to electric compression costs and (ii) a $0.4 million increase in property tax expenses. NGPL’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. Total system throughput volumes increased by 14.1 trillion Btus in the second quarter of 2007, relative to 2006, due, in part, to system expansions and favorable weather. Changes in system throughput typically do not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “demand” contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

NGPL’s segment earnings before DD&A increased from $298.7 million in the first six months of 2006 to $326.8 million in the first six months of 2007, an increase of $28.1 million (9%). Segment earnings before DD&A for the first six months of 2007 were positively impacted, relative to 2006, by (i) increased transportation and storage margins in 2007, principally due to the same factors affecting second quarter results as discussed above and (ii) a $1.3 million decrease in operations and maintenance expenses related to system integrity testing. These positive impacts were partially offset by (i) a $2.9 million increase in other operations and maintenance expenses in 2007, in part due to increased electric compression costs and (ii) a $0.9 million increase in property tax expenses.

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

Knight Inc. Form 10-Q

Power

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$17.2	$8.9	$8.3	$17.9
Operating Expenses and Minority Interests	(14.8)	(7.8)	(7.0)	(15.3)
Equity in Earnings of Thermo Cogeneration Partnership	3.2	1.3	1.9	2.4
Segment Earnings Before DD&A	$5.6	$2.4	$3.2	$5.0

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$28.8	$8.9	$19.9	$28.2
Operating Expenses and Minority Interests	(23.9)	(7.8)	(16.1)	(22.3)
Equity in Earnings of Thermo Cogeneration Partnership	6.4	1.3	5.1	5.3
Segment Earnings Before DD&A	$11.3	$2.4	$8.9	$11.2

Power’s segment earnings before DD&A increased from $5.0 million in the second quarter of 2006 to $5.6 million in the second quarter of 2007, an increase of $0.6 million (12%). This increase was principally the result of a $0.7 million increase in earnings from its investment in Thermo Cogeneration Partnership.

Power’s segment earnings before DD&A increased from $11.2 million in the first six months of 2006 to $11.3 million in the first six months of 2007, an increase of $0.1 million (1%). This increase was principally the result of a $1.1 million increase in earnings from its investment in Thermo Cogeneration Partnership, largely offset by increased operating expenses at the Jackson, Michigan power facility resulting principally from increased plant dispatch.

Previously, we entered into a purchase and sale agreement with a third party to sell our interests in the Power segment’s three natural gas-fired electricity generation facilities located in Colorado, however, this agreement has been terminated. Please refer to our 2006 Form 10-K for additional information regarding Power.

Express

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Segment Earnings Before DD&A	$4.5	$2.7	$1.8	$3.5

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Segment Earnings Before DD&A	$8.1	$2.7	$5.4	$7.2

Express’ segment earnings before DD&A increased from $3.5 million in the three months ended June 30, 2006 to $4.5 million in the combined three months ended June 30, 2007, an increase of $1.0 million (29%). Segment earnings were positively impacted, relative to 2006, by increased equity in earnings of the Express Pipeline system due principally to (i) toll increases and increased merchant storage, and (ii) lower interest costs. These positive impacts were partially offset by higher electricity rates in 2007.

Knight Inc. Form 10-Q

Express’ segment earnings before DD&A increased from $7.2 million in the six months ended June 30, 2006 to $8.1 million in the combined six months ended June 30, 2007, an increase of $0.9 million (13%) due principally to the same factors affecting second quarter results as discussed above.

Products Pipelines – KMP

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$215.1	$71.7	$143.4	$189.0
Operating Expenses[1]	(77.8)	(25.6)	(52.2)	(78.9)
Other Income (Expense) [2]	1.0	1.1	(0.1)	-
Earnings from Equity Investments[3]	9.0	3.2	5.8	2.7
Interest Income and Other Income (Expense), Net[4]	4.1	0.6	3.5	7.2
Income Taxes[5]	(5.6)	(0.9)	(4.7)	(0.8)
Segment Earnings Before DD&A	$145.8	$50.1	$95.7	$119.2

Operating Statistics:
Gasoline (MMBbl)	114.9	38.6	76.3	115.4
Diesel Fuel (MMBbl)	42.8	13.7	29.1	39.3
Jet Fuel (MMBbl)	31.9	10.8	21.1	29.9
Total Refined Product Volumes (MMBbl)	189.6	63.1	126.5	184.6
Natural Gas Liquids (MMBbl)	11.2	3.6	7.6	12.7
Total Delivery Volumes (MMBbl)[6]	200.8	66.7	134.1	197.3

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$425.4	$71.7	$353.7	$369.5
Operating Expenses[1]	(150.2)	(25.6)	(124.6)	(139.6)
Other Income (Expense) [2]	0.5	1.1	(0.6)	-
Earnings from Equity Investments[3]	16.4	3.2	13.2	10.6
Interest Income and Other Income (Expense), Net[4]	5.3	0.6	4.7	8.4
Income Taxes[5]	(8.4)	(0.9)	(7.5)	(3.9)
Segment Earnings Before DD&A	$289.0	$50.1	$238.9	$245.0

Operating Statistics:
Gasoline (MMBbl)	223.4	38.6	184.8	227.0
Diesel Fuel (MMBbl)	81.5	13.7	67.8	78.0
Jet Fuel (MMBbl)	62.1	10.8	51.3	59.4
Total Refined Product Volumes (MMBbl)	367.0	63.1	303.9	364.4
Natural Gas Liquids (MMBbl)	27.8	3.6	24.2	29.4
Total Delivery Volumes (MMBbl)[6]	394.8	66.7	328.1	393.8

________________

1

2007 and 2006 amounts include increases in expense associated with environmental liability adjustments of $2.2 million and $13.5 million, respectively.

2

June 2007 results include a $1.8 million decrease in segment earnings resulting from valuation adjustments, related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements).

3

2006 amounts include a $4.9 million increase in expense associated with environmental liability adjustments on Plantation Pipe Line Company.

4

2007 amounts include a $0.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.  2006 amounts include a $5.7 million increase in income resulting from transmix contract settlements.

Knight Inc. Form 10-Q

5

2006 amounts include a $1.9 million decrease in expense associated with the tax effect on Kinder Morgan Energy Partners’ share of environmental expenses incurred by Plantation Pipe Line Company and described in footnote (3).

6

Includes Pacific, Plantation, North System, CALNEV, Central Florida, Cochin, Cypress and Heartland pipeline volumes.

The Products Pipelines – KMP business segment’s overall increases in earnings before depreciation, depletion and amortization expenses in both the three and six months ended June 30, 2007, compared to the same periods of 2006, included an increase of $7.6 million from the combined net effect of the certain other items described in the footnotes to the table above. Following is information related to the increases and decreases, in the comparable periods of 2007 and 2006, of the segment’s (i) remaining changes to earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
West Coast Terminals	$4.7	48%	$2.6	16%
Pacific Operations	4.5	7%	9.4	11%
Transmix Operations	3.0	62%	4.1	58%
Cochin Pipeline System	2.8	59%	8.4	103%
North System	2.0	37%	4.3	47%
All Other (Including Eliminations)	2.0	5%	(2.7)	(4)%
Total	$19.0	15%	$26.1	14%

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
West Coast Terminals	$7.1	38%	$4.2	13%
Pacific Operations	4.5	4%	15.8	9%
Transmix Operations	5.1	50%	6.9	47%
Cochin Pipeline System	6.9	60%	18.2	93%
North System	6.3	59%	7.5	39%
All Other (Including Eliminations)	6.5	8%	3.3	3%
Total	$36.4	14%	$55.9	15%

All of the assets in the Products Pipelines – KMP business segment produced higher earnings before depreciation, depletion and amortization expenses in the second quarter of 2007 than in the comparable quarter last year, with the exception of the Cypress Pipeline. The overall increases in segment earnings before depreciation, depletion and amortization in the three and six month periods ended June 30, 2007, relative to the same periods a year ago, were driven by favorable results from the West Coast terminals, the Pacific operations, the petroleum pipeline transmix operations, the Cochin pipeline system, and the North System common carrier natural gas liquids pipeline.

The period-to-period earnings increases from the West Coast terminal operations were due to both higher operating revenues and to incremental gains from asset sales in the second quarter of 2007. The increases in terminal revenues were driven by higher throughput volumes from the combined Carson/Los Angeles Harbor terminal system, and from the Linnton and Willbridge terminals located in Portland, Oregon. The increases from the Carson terminal and the connected Los Angeles Harbor terminal largely resulted from completed storage and expansion projects since the end of the second quarter of 2006, and the increases from Linnton and Willbridge reflect higher petroleum product distributions into both local and regional markets in and around the State of Oregon. The increases in earnings from asset sales were largely associated with a $3.6 million gain on the sale of Kinder Morgan Energy Partners’ interest in the Black Oil pipeline system in Los Angeles, California in June 2007.

The increases in earnings before depreciation, depletion and amortization from the Pacific operations were largely revenue related, attributable to increases in both transportation volumes and average tariff rates. Combined mainline delivery and terminal volumes from the Pacific operations increased 5.9% in the second quarter of 2007 versus the second quarter a year ago. Arizona volumes increased 14.8% due to the completed expansion of the East Line pipeline in Arizona during the summer of 2006, and California volumes were up more than 3.6%. For the comparable six month periods, the Pacific operations’ transportation and terminal volumes increased 3.7% in 2007 versus 2006, due primarily to higher mainline

Knight Inc. Form 10-Q

deliveries to Arizona, and to an over 13% increase in terminal revenues, due to increases in terminalling barrels at various locations.

The period-to-period increases in earnings before depreciation, depletion and amortization from the petroleum pipeline transmix operations were directly related to higher revenues, reflecting incremental revenues from the Greensboro, North Carolina facility and higher processing revenues from the Colton, California facility.

In May 2006, Kinder Morgan Energy Partners completed construction and placed into service the Greensboro facility (for a cost of approximately $11 million), and it contributed incremental earnings before depreciation, depletion and amortization of $1.6 million and $3.2 million, respectively, in the second quarter and first six months of 2007, when compared to the same prior year periods. The increases in earnings and revenues from the Colton facility, which processes transmix generated from volumes transported to the Southern California and Arizona markets by the Pacific operations’ pipelines, were primarily due to period-to-period increases in average processing contract rates, which more than offset slightly lower processing volumes.

The higher earnings and revenues from the Cochin pipeline system were largely attributable to Kinder Morgan Energy Partners’ January 1, 2007 acquisition of the remaining approximately 50.2% ownership interest that it did not already own. Upon closing of the transaction, Kinder Morgan Energy Partners became the operator of the pipeline. For more information on this acquisition, see Note 4 of the accompanying Notes to Consolidated Financial Statements.

The period-to-period earnings increases from the North System were chiefly due to higher revenues in 2007, relative to 2006. The increases in revenues were due to increases in both throughput volumes and in the average tariff per barrel moved. The increases in throughput were attributable to weather related higher propane deliveries, strong refinery feedstock demand, and higher liquids storage revenues; the increase in average tariff rates resulted from a combination of annual indexed tariff increases approved by the FERC (effective July 1, 2006), and from increases in the proportion of volumes shipped at higher versus lower tariffs. In July 2007, Kinder Morgan Energy Partners entered into an agreement to sell the North System and their 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million. Subject to the receipt of certain consents and regulatory approvals, this transaction is planned to close in the third quarter of 2007.

Combining all of the segment’s operations, revenues from refined petroleum products deliveries increased 9% in the second quarter of 2007, compared to the second quarter last year, and total products delivery volumes increased 2.7%. Gasoline volumes were down slightly for the quarter, while diesel and jet fuel volumes were up 8.9% and 6.7%, respectively. Excluding Plantation, which continued to be impacted by a competing pipeline that began service in mid-2006, total refined products delivery volumes increased 4.7% and revenues increased 9.6% in the second quarter of 2007, compared to the second quarter last year. Excluding Plantation, gasoline volumes were up 3.3% and diesel volumes and jet fuel volumes increased by 5.9% and 8.1%, respectively.

Natural Gas Pipelines – KMP

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$1,693.1	$587.9	$1,105.2	$1,601.8
Operating Expenses[1]	(1,555.0)	(542.2)	(1,012.8)	(1,477.0)
Other Income (Expense)[2]	1.3	1.4	(0.1)	15.1
Earnings from Equity Investments	3.8	1.3	2.5	10.6
Interest Income and Other Income (Expense), Net	0.2	-	0.2	-
Income Tax Benefit (Expense)	0.2	1.4	(1.2)	0.4
Segment Earnings Before DD&A	$143.6	$49.8	$93.8	$150.9

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[4]	394.5	127.1	267.4	345.7
Natural Gas Sales Volumes (Trillion Btus)[5]	207.6	70.8	136.8	222.8

Knight Inc. Form 10-Q

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$3,228.5	$587.9	$2,640.6	$3,431.8
Operating Expenses[1]	(2,960.7)	(542.2)	(2,418.5)	(3,174.8)
Other Income (Expense)[2]	1.3	1.4	(0.1)	15.1
Earnings from Equity Investments[3]	10.2	1.3	8.9	21.8
Interest Income and Other Income (Expense), Net	0.2	-	0.2	0.4
Income Tax Benefit (Expense)	(1.2)	1.4	(2.6)	0.1
Segment Earnings Before DD&A	$278.3	$49.8	$228.5	$294.4

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[4]	772.7	127.1	645.6	682.5
Natural Gas Sales Volumes (Trillion Btus)[5]	416.6	70.8	345.8	446.5

________________

1

June 2007 results include a $0.4 million increase in segment earnings resulting from valuation adjustments, related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements). Amounts for 2006 include a $1.5 million increase in expense associated with environmental liability adjustments and a $6.3 million reduction in expense due to the adjustment of a reserve related to a natural gas purchase/sales contract.

2

June 2007 results include a $1.4 million decrease in segment earnings resulting from valuation adjustments, related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements). Amounts for 2006 include a $15.1 million gain from the combined sale of the Douglas natural gas gathering system and Painter Unit fractionation facility.

3

Six-month 2007 amount includes an expense of $1.0 million reflecting Kinder Morgan Energy Partners’ portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

4

Includes Rocky Mountain Pipeline Group and Texas intrastate natural gas pipeline group pipeline volumes.

5

Represents Texas intrastate natural gas pipeline group.

The Natural Gas Pipelines – KMP business segment’s overall increases in earnings before depreciation, depletion and amortization expenses for the three and six months ended June 30, 2007, included decreases of $20.9 million and $21.9 million, respectively, from the combined net effect of the certain other items described in the footnotes to the table above, when compared to the same periods of 2006. The largest of these items was a comparable decrease in earnings of $15.1 million in 2007 due to the April 2006 sale of the Douglas natural gas gathering system and Painter Unit fractionation facility. Effective April 1, 2006, Kinder Morgan Energy Partners sold these two assets to a third party for approximately $42.5 million in cash, and we included a net gain of $15.1 million within “Other expense (income)” in the accompanying interim Consolidated Statements of Operations for three and six months ended 2006. For more information on this gain, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

Following is information related to the increases and decreases, in the comparable three and six month periods of 2007 and 2006, of the segment’s (i) remaining changes to earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$20.2	30%	$87.4	6%
Rocky Mountain Pipeline Group	(4.4)	(9)%	8.7	13%
Red Cedar Gathering Company	(2.4)	(25)%	-	-
All Others	0.2	3%	(4.7)	(17)%
Intrasegment Eliminations	-	-	(0.1)	(76)%
Total	$13.6	10%	$91.3	6%

Knight Inc. Form 10-Q

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$17.8	12%	$(202.1)	(6)%
Rocky Mountain Pipeline Group	(6.2)	(6)%	12.8	10%
Red Cedar Gathering Company	(4.3)	(22)%	-	-
All Others	(1.5)	(12)%	(14.4)	(25)%
Intrasegment Eliminations	-	-	0.4	39%
Total	$5.8	2%	$(203.3)	(6)%

The segment’s overall increases in earnings before depreciation, depletion and amortization expenses in both the three and six months ended June 30, 2007, when compared to the same periods last year, were driven by a strong second quarter 2007 performance from the Texas intrastate natural gas pipeline group, which collectively serves the Texas Gulf Coast region by transporting, processing and storing natural gas from multiple onshore and offshore supply sources. The group also buys and sells natural gas. The higher earnings in 2007 compared to 2006 were primarily due to higher sales margins on renewal and incremental contracts, increased transportation revenue from higher volumes and rates, greater value from natural gas storage activities (including sales of cushion gas due to the termination of a storage facility lease), and higher natural gas processing margins. Natural gas transport volumes on the Texas intrastate systems increased 28% in the second quarter of 2007, versus the second quarter of 2006, but natural gas sales volumes were down 7%.

The 30% increase in the intrastate groups’ comparable second quarter earnings in 2007 more than offset the 3% decrease in earnings from the comparable first quarters of 2007 and 2006, which was largely due to higher system operating and maintenance expenses primarily related to 2006 pipeline integrity projects that were not completed until 2007. In general, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in the intrastate groups’ average prices and volumes for natural gas purchased and sold.

The drop in period-to-period earnings before depreciation, depletion and amortization from Kinder Morgan Energy Partners’ 49% equity investment in the Red Cedar Gathering Company was mainly due to higher prices on incremental sales of excess fuel gas and to higher natural gas gathering revenues in 2006, relative to the first half of 2007.

The decreases in earnings in both comparable periods from the Rocky Mountain interstate natural gas pipeline group, which is comprised of Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company, TransColorado Gas Transmission Company, and Kinder Morgan Energy Partners’ current 51% equity investment in the Rockies Express Pipeline, resulted primarily from period-to-period decreases of $5.6 million and $3.9 million, respectively, in equity earnings from Kinder Morgan Energy Partners’ investment in Rockies Express. The decreases in earnings from Rockies Express, which began interim service in February 2006, reflects lower net income due primarily to incremental depreciation and interest expense allocable to a segment of the project that was placed in service in February 2007 and, until the completion of the Rockies Express-West project, has limited natural gas reservation revenues and volumes.

Additionally, higher period-to-period earnings from the KMIGT natural gas pipeline system were largely offset by lower period-to-period earnings from the Trailblazer Pipeline. The increases in earnings from the KMIGT natural gas pipeline system were driven by higher revenues from increases in natural gas transmission volumes, and the lower period-to-period earnings from the Trailblazer Pipeline was mainly due to lower settlements of pipeline transportation imbalances.

On February 14, 2007, Kinder Morgan Energy Partners began service on the second segment of the first leg of the Rockies Express pipeline, a 191-mile section of 42-inch diameter pipeline that extends from the Wamsutter Hub in Sweetwater County, Wyoming to the Cheyenne Hub in Weld County, Colorado. Approximately 328 miles of the project, which originates at the Meeker Hub in Rio Blanco County, Colorado, are now in service, transporting up to 500 million cubic feet of natural gas per day. Additionally, in June 2007, Kinder Morgan Energy Partners began construction on the Rockies Express-West project, the second segment of the pipeline that will consist of 713 miles of 42-inch diameter pipeline extending from Weld County, Colorado to Audrain County, Missouri. Rockies Express-West has an in-service target date of January 1, 2008.

Knight Inc. Form 10-Q

CO2 – KMP

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues[1]	$212.4	$79.8	$132.6	$185.8
Operating Expenses	(76.2)	(25.3)	(50.9)	(66.8)
Earnings from Equity Investments	5.0	1.5	3.5	5.1
Other Income (Expense), Net	-	0.1	(0.1)	-
Income Tax Benefit (Expense)	0.6	1.1	(0.5)	-
Segment Earnings Before DD&A	$141.8	$57.2	$84.6	$124.1

Operating Statistics:
Carbon Dioxide Delivery Volumes(Bcf)[2]	156.6	49.9	106.7	166.7
SACROC Oil Production (Gross)(MBbl/d)[3]	28.0	28.1	28.0	30.8
SACROC Oil Production (Net)(MBbl/d)[4]	23.3	23.4	23.3	25.6
Yates Oil Production (Gross)(MBbl/d)[3]	27.0	27.4	26.9	26.2
Yates Oil Production (Net)(MBbl/d)[4]	12.0	12.1	11.9	11.6
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	9.7	10.0	9.6	9.0
Realized Weighted Average Oil Price per Bbl[5,6]	$34.76	$34.67	$34.81	$31.28
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$50.35	$51.01	$50.02	$45.64

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues[1]	$404.0	$79.8	$324.2	$360.5
Operating Expenses	(146.8)	(25.3)	(121.5)	(125.3)
Earnings from Equity Investments	10.2	1.5	8.7	10.7
Other Income (Expense), Net	-	0.1	(0.1)	-
Income Tax Benefit (Expense)	(0.2)	1.1	(1.3)	(0.1)
Segment Earnings Before DD&A	$267.2	$57.2	$210.0	$245.8

Operating Statistics:
Carbon Dioxide Delivery Volumes(Bcf)[2]	322.2	49.9	272.3	339.1
SACROC Oil Production (Gross)(MBbl/d)[3]	28.9	28.1	29.1	31.0
SACROC Oil Production (Net)(MBbl/d)[4]	24.1	23.4	24.2	25.9
Yates Oil Production (Gross)(MBbl/d)[3]	26.6	27.4	26.4	25.6
Yates Oil Production (Net)(MBbl/d)[4]	11.8	12.1	11.7	11.4
Natural Gas Liquids Sales Volumes (Net) (MBbl/d)[4]	9.7	10.0	9.7	9.2
Realized Weighted Average Oil Price per Bbl[5,6]	$34.97	$34.67	$35.03	$30.88
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$46.05	$51.01	$45.04	$43.48

________________

1

June 2007 results include a $12.9 million increase in segment earnings resulting from valuation adjustments, related to assets sold in June and derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements). Amounts for 2006 include a $1.8 million loss (from a decrease in revenues) on derivative contracts used to hedge forecasted crude oil sales.

2

Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.

3

Represents 100% of the production from the field. Kinder Morgan Energy Partners owns an approximate 97% working

Knight Inc. Form 10-Q

interest in the SACROC unit and an approximate 50% working interest in the Yates unit.

4

Net to Kinder Morgan Energy Partners, after royalties and outside working interests.

5

Includes all of Kinder Morgan Energy Partners’ crude oil production properties.

6

Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.

7

Includes production attributable to leasehold ownership and production attributable to Kinder Morgan Energy Partners’ ownership in processing plants and third party processing agreements.

As described in footnote 1 to the table above, the segment’s overall increases in both earnings before depreciation, depletion and amortization expenses and in revenues in both the three and six month periods ended June 30, 2007, compared to the same periods of 2006, included (i) an increase of $1.8 million from a second quarter 2006 loss on derivative contracts used to hedge forecasted crude oil sales and (ii) a $12.9 million increase in June 2007 resulting from valuation adjustments recorded in conjunction with the Going Private transaction. For each of the segment’s two primary businesses, following is information related to the remaining increases and decreases, in the second quarter and first six month of 2007 compared to the same comparable periods of 2006, of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(3.2)	(7)%	$(4.8)	(10)%
Oil and Gas Producing Activities	6.2	8%	12.1	8%
Intrasegment Eliminations	-	-	4.6	30%
Total	$3.0	2%	$11.9	6%

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(5.9)	(7)%	$(6.4)	(7)%
Oil and Gas Producing Activities	12.6	8%	28.5	10%
Intrasegment Eliminations	-	-	6.7	23%
Total	$6.7	3%	$28.8	8%

The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses were driven by higher earnings from the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants. The increases were largely revenue related, driven by higher revenues from the sale of both crude oil and natural gas plant liquids products. Highlights for the second quarter of 2007 compared to the second quarter of 2006 included increases in oil production at the Yates field unit and higher earnings from natural gas liquids sales volumes, due largely to increased recoveries at the SACROC gas processing operations.

Revenues from the segment’s oil and gas producing activities’ crude oil sales and natural gas liquids sales increased $5.0 million (5%) and $7.1 million (19%), respectively, in the second quarter of 2007 compared to the second quarter of 2006, and increased $19.2 million (9%) and $9.2 million (13%), respectively, in the first six months of 2007 compared to the first six months of 2006. With regard to crude oil, decreases in sales volumes of 6% and 4%, respectively, were more than offset by increases of 11% and 13%, respectively, in the realized weighted-average price per barrel; with regard to natural gas liquids, the segment benefited from increases in both volumes and prices—liquids sales volumes increased 8% and 6%, respectively, and the realized weighted-average price per barrel increased 10% and 6%, respectively.

The period-to-period decreases in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities were primarily due to decreases in carbon dioxide sales revenues, caused by lower year-over-year prices for carbon dioxide in 2007. The segment’s average price received for all carbon dioxide sales decreased 20% and 17%, respectively, in the three and six month periods ended June 30, 2007, when compared to the same periods in 2006. A significant portion of the decrease in average carbon dioxide prices is timing related, as some of the carbon dioxide contracts are tied to crude oil prices in prior quarters, and the 2007 contracts have been tied to lower crude oil prices, relative to 2006.

Knight Inc. Form 10-Q

The decreases in average price partially offset increases of 3% and 2%, respectively, in carbon dioxide sales volumes in the same comparable three and six month time periods. The volume increases were primarily related to increased carbon dioxide production from the McElmo Dome source field. In addition, period-to-period carbon dioxide delivery volumes decreased 6% and 5%, respectively, in the comparable three and six month periods, and as always, we do not recognize profits on carbon dioxide sales to ourselves. As of June 30, 2007, we expect the CO2 – KMP business segment to fall substantially short of its published annual budget of earnings before depreciation, depletion and amortization for 2007, however, much of the impact relates to the lower crude oil production at the SACROC unit.

The segment’s operating expenses increased $9.4 million (14%) in the second quarter of 2007, and $21.5 million (17%) in the first half of 2007, when compared to the same year earlier periods. The increases were largely due to additional labor and field expenses, driven by higher well workover and completion expenses related to infrastructure expansions at the SACROC and Yates oil field units, and to higher fuel and power expenses.

Because the CO2 – KMP segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, we mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of this segment’s hedge gains and losses for crude oil and natural gas liquids are included in the realized average price for oil. Had we not used energy derivative contracts to transfer commodity price risk, the crude oil sales prices would have averaged $61.39 per barrel in the second quarter of 2007, and $67.46 per barrel in the second quarter of 2006. For more information on our hedging activities, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

Terminals – KMP

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$229.0	$79.6	$149.4	$220.3
Operating Expenses	(117.1)	(40.7)	(76.4)	(116.9)
Other Income	1.7	1.4	0.3	-
Earnings from Equity Investments	-	-	-	0.1
Interest Income and Other Income (Expense), Net	-	(0.3)	0.3	(0.1)
Income Taxes	(3.5)	(1.7)	(1.8)	(1.8)
Segment Earnings Before DD&A	$110.1	$38.3	$71.8	$101.6

Operating Statistics:
Bulk Transload Tonnage (MMtons)[2]	20.9	6.9	14.0	23.0
Liquids Leaseable Capacity (MMBbl)	43.7	43.7	43.6	43.5
Liquids Utilization	97.1%	97.1%	97.5%	96.6%

Knight Inc. Form 10-Q

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$444.1	$79.6	$364.5	$426.7
Operating Expenses	(232.9)	(40.7)	(192.2)	(232.7)
Other Income[1]	4.4	1.4	3.0	-
Earnings from Equity Investments	-	-	-	0.1
Interest Income and Other Income (Expense), Net	-	(0.3)	0.3	1.3
Income Taxes	(5.0)	(1.7)	(3.3)	(3.8)
Segment Earnings Before DD&A	$210.6	$38.3	$172.3	$191.6

Operating Statistics:
Bulk Transload Tonnage (MMtons)[2]	40.6	6.9	33.7	44.3
Liquids Leaseable Capacity (MMBbl)	43.7	43.7	43.6	43.5
Liquids Utilization	97.1%	97.1%	97.5%	96.6%

________________

1

Six month 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

2

Volumes for acquired terminals are included for all periods.

As described in footnote 1 to the table above, the segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the first half of 2007, compared to the first half of 2006, included a $1.8 million gain (recognized in January 2007) based upon the final determination of the book value of fixed assets damaged or destroyed during Hurricanes Katrina and Rita in 2005.

The segment’s remaining increases in earnings before depreciation, depletion and amortization of $8.5 million (8%) and $17.2 million (9%), respectively, for the three and six month periods ended June 30, 2007, were due to a combination of internal expansions and strategic acquisitions completed since the second quarter of 2006, and Kinder Morgan Energy Partners continues to seek key terminal acquisitions in order to gain access to new markets and to complement and/or enlarge its existing terminal operations.

Since the end of the first quarter of 2006, Kinder Morgan Energy Partners has invested approximately $126.6 million in cash and $1.7 million in common units to acquire terminal assets and, combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $2.1 million, revenues of $10.0 million and operating expenses of $7.9 million, respectively, in the second quarter of 2007, and incremental earnings before depreciation, depletion and amortization of $7.6 million, revenues of $24.1 million and operating expenses of $16.5 million, respectively, in the first six months of 2007. All of the incremental amounts represent the earnings, revenues and expenses from the acquired terminals’ operations during the additional months of ownership in 2007, and do not include increases or decreases during the same months Kinder Morgan Energy Partners owned the assets in 2006.

Significant terminal acquisitions since the end of the first quarter of 2006 include the following:

•

three terminal operations acquired separately in April 2006: terminal equipment and infrastructure located on the Houston Ship Channel, a rail terminal located at the Port of Houston, and a rail ethanol terminal located in Carson, California;

•

all of the membership interests of Transload Services, LLC, which provides material handling and steel processing services at 14 steel-related terminal facilities located in the Chicago metropolitan area and various cities in the United States, acquired November 20, 2006;

•

all of the membership interests of Devco USA L.L.C., which includes a proprietary technology that transforms molten sulfur into solid pellets that are environmentally friendly and easier to transport, acquired December 1, 2006; and

Knight Inc. Form 10-Q

•

the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007.

For all other terminal operations (those owned during identical periods in both 2007 and 2006), earnings before depreciation, depletion and amortization expenses and the property casualty gain increased $6.4 million (6%) in the second quarter of 2007, and $9.6 million (5%) in the first six months of 2007, when compared to the same prior year periods. The overall increases in earnings represent net changes in terminal results at various locations, but significant contributions were received from the two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas. The two terminals continued to benefit from recent expansions that have added new liquids tank capacity since the end of the second quarter of 2006.

Additional growth from terminals owned during both comparable periods in 2007 and 2006 included improved earnings results from (i) the Shipyard River terminal located in Charleston, South Carolina; (ii) the Lower Mississippi (Louisiana) terminals (which include Kinder Morgan Energy Partners’ 66 2/3% ownership interest in the International Marine Terminals partnership and the Port of New Orleans liquids facility located in Harvey, Louisiana); and (iii) the combined operations of the Argo and Chicago, Illinois liquids terminals.

The increases from Shipyard related to completed expansion projects since the middle of last year that increased handling capacity for imported coal volumes; the improved results from the Louisiana terminals reflect increased terminal activity, relative to a year ago, due to on-going recovery from the property damage and general loss of business in the first half of 2006 caused by Gulf Coast hurricanes in 2005; and the earnings increases from our Chicago liquids facilities were driven by higher revenues, due to increased ethanol throughput and incremental liquids storage and handling business.

Trans Mountain – KMP

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$43.3	$14.2	$29.1	$28.9
Operating Expenses	(16.0)	(4.9)	(11.1)	(12.6)
Other Income (Expense)	-	-	-	0.9
Interest Income and Other Income (Expense), Net	0.6	(0.6)	1.2	1.5
Income Tax Benefit (Expense)	1.7	0.1	1.6	(1.0)
Segment Earnings Before DD&A	$29.6	$8.8	$20.8	$17.7

Operating Statistics:
Transport Volumes (MMBbl)	25.0	8.4	16.6	19.0

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006
	(In millions)		(In millions)
Operating Revenues	$76.1	$14.2	$61.9	$60.5
Operating Expenses	(27.9)	(4.9)	(23.0)	(24.5)
Other Income (Expense) [1]	(377.1)	-	(377.1)	0.9
Interest Income and Other Income (Expense), Net	1.1	(0.6)	1.7	1.4
Income Tax Benefit (Expense)	(0.8)	0.1	(0.9)	(4.2)
Segment Earnings Before DD&A	$(328.6)	$8.8	$(337.4)	$34.1

Operating Statistics:
Transport Volumes (MMBbl)	44.8	8.4	36.4	41.2

__________

1

Six month 2007 amount represents a goodwill impairment expense.

Knight Inc. Form 10-Q

The Trans Mountain – KMP segment includes the operations of the Trans Mountain pipeline, which Kinder Morgan Energy Partners acquired from Knight Inc. effective April 30, 2007. The Trans Mountain pipeline transports crude oil and refined products from Edmonton, Alberta, to marketing terminals and refineries in British Columbia and the State of Washington. An additional expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction and is expected to be in service by late 2008.

Trans Mountain’s segment earnings before DD&A increased from $17.7 million in the second quarter of 2006 to $29.6 million in the second quarter of 2007, an increase of $11.9 million (67%). Segment earnings before DD&A for the second quarter of 2007 were positively impacted, relative to 2006, by (i) increased throughput volumes, due largely to the success of the Trans Mountain pump station expansion project in which additional pump stations were added to the Trans Mountain mainline, and (ii) an income tax benefit of additional capital cost allowance. These positive impacts were partially offset by a $3.4 million increase in operating expenses, principally due to increased power costs and property taxes.

Trans Mountain’s segment earnings before DD&A decreased from $34.1 million in the first six months of 2006 to a loss of $328.6 million in the first six months of 2007, due mainly to (i) a goodwill impairment charge of $377.1 million in the first quarter of 2007, and (ii) an increase in operating expenses of $3.4 million, due mainly to increased power costs and property taxes. This decrease was partially offset by (i) an increase in operating revenues of $15.6 million, due largely to increased throughput volumes as a result of the pump station expansion project discussed above and (ii) a decrease in income tax expense of $3.4 million, principally due to an income tax benefit of additional capital cost allowance.

Interest and Corporate Expenses, Net

	Combined Results for	Successor Company	Predecessor Company
	the Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Three Months Ended June 30, 2006	Earnings Increase (Decrease)
	(In millions)		(In millions)
General and Administrative Expense	$(203.2)	$(30.0)	$(173.2)	$(88.0)	$(115.2)
Interest Expense, Net	(189.3)	(84.6)	(104.7)	(138.8)	(50.5)
Interest Expense – Deferrable Interest Debentures	(5.5)	(1.9)	(3.6)	(5.5)	-
Minority Interests	(67.0)	(34.5)	(32.5)	(96.8)	29.8
Other, Net	8.1	6.3	1.8	1.5	6.6
	$(456.9)	$(144.7)	$(312.2)	$(327.6)	$(129.3)

	Combined Results for	Successor Company	Predecessor Company
	the Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Six Months Ended June 30, 2006	Earnings Increase (Decrease)
	(In millions)		(In millions)
General and Administrative Expense	$(313.6)	$(30.0)	$(283.6)	$(170.3)	$(143.3)
Interest Expense, Net	(336.5)	(84.6)	(251.9)	(268.2)	(68.3)
Interest Expense – Deferrable Interest Debentures	(11.0)	(1.9)	(9.1)	(11.0)	-
Minority Interests	(125.2)	(34.5)	(90.7)	(186.9)	61.7
Loss on Mark-to-market Interest Rate Swaps	-	-	-	(22.3)	22.3
Other, Net	9.8	6.3	3.5	1.4	8.4
	$(776.5)	$(144.7)	$(631.8)	$(657.3)	$(119.2)

“Interest and Corporate Expenses, Net” was an expense of $456.9 million in the second quarter of 2007, compared to an expense of $327.6 million in the second quarter of 2006, an increase of $129.3 million (39%). “Interest and Corporate Expenses, Net” was an expense of $776.5 million in the first six months of 2007, compared to an expense of $657.3 million in the first six months of 2006, an increase of $119.2 million (18%).

The $115.2 million increase in general and administrative expense in the second quarter of 2007, relative to 2006, was due to (i) $92.0 million of general and administrative expense related to the Going Private transaction and expenses incurred in connection with other asset sales transactions, principally all of which was incurred in the two months ended May 31, 2007, (ii) a $22.6 million increase in general and administrative expense of Kinder Morgan Energy Partners, (iii) a $6.7 million decrease in general and administrative expense of Terasen and (iv) a $7.3 million increase in other general and administrative expense.

Knight Inc. Form 10-Q

The $143.3 million increase in general and administrative expense in the first six months of 2007, relative to 2006, was due to (i) $114.9 million of general and administrative expense related to the Going Private transaction and expenses incurred in connection with other asset sales transactctions, principally all of which was incurred in the five months ended May 31, 2007, (ii) a $28.1 million increase in general and administrative expense of Kinder Morgan Energy Partners, (iii) a $3.3 million decrease in general and administrative expense of Terasen and (iv) a $3.6 million increase in other general and administrative expense.

The $50.5 million increase in Interest Expense, Net in the second quarter of 2007, relative to 2006, was due to (i) a 13.1 million increase in interest expense of Kinder Morgan Energy Partners, (ii) $10.0 million decrease of interest expense of Terasen and (iii) a $47.4 million increase in other interest expense resulting from (1) primarily increased debt levels, including the additional debt incurred in the Going Private transaction, which affects the interest expense in the one month ended June 30, 2007 and (2) increased interest rates.

The $68.3 million increase in Interest Expense, Net in the first six months of 2007, relative to 2006, was due to (i) a $26.6 million increase in interest expense of Kinder Morgan Energy Partners, (ii) a $9.2 million decrease in interest expense of Terasen and (iii) a $50.9 million increase in other interest expense resulting from (1) primarily increased debt levels, including the additional debt incurred in the Going Private transaction, which affects the interest expense in the one month ended June 30, 2007 and (2) increased interest rates.

The $29.8 million decrease in minority interests in the second quarter of 2007, relative to 2006, was due to (i) a $25.7 million decrease in minority interests of Kinder Morgan Energy Partners, (ii) a $4.0 million decrease in minority interests of Kinder Morgan Management and (iii) a $0.1 million decrease in other minority interests, principally Triton Power.

The $61.7 million decrease in minority interests in the first six months of 2007, relative to 2006, was due to (i) a $51.8 million decrease in minority interests of Kinder Morgan Energy, (ii) a $9.8 million decrease in minority interests of Kinder Morgan Management and (iii) a $0.1 million decrease in other minority interests, principally Triton Power.

During the first quarter of 2006, we recorded a pre-tax charge of $22.3 million ($14.1 million after tax) related to the financing of the Terasen acquisition. The charge was necessary because certain derivatives put in place related to the debt financing for this acquisition did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles. Thus these derivatives were required to be marked-to-market, resulting in a non-cash charge to income. These derivatives have now been effectively terminated and replaced with financial instruments that qualify for hedge accounting treatment (see Note 10 of the accompanying Notes to Consolidated Financial Statements).

Income Taxes – Continuing Operations

The income tax provision increased from $64.3 million in the second quarter of 2006 to $69.1 million in the combined three month period ending June 30, 2007, an increase of $4.8 million (7%) due principally to management’s current best estimate of nondeductible fees incurred in the Going Private transaction, partially offset by tax benefits applicable to our foreign operations.

The income tax provision increased from $143.4 million for the six months ended June 30, 2006 to $156.8 million for the combined six month period ending June 30, 2007, an increase of $13.4 million (9%) due principally to fees incurred in the Going Private transaction, as discussed above, partially offset by tax benefits applicable to our foreign operations.

Discontinued Operations

On June 15, 2007, we completed a transaction to sell Terasen Pipelines (Corridor) Inc. to Inter Pipeline Fund, a Canada-based company, for approximately $711 million (C$760 million) plus the assumption of all construction debt. The consideration was equal to Terasen Pipelines (Corridor) Inc.’s carrying value, therefore no gain or loss was recorded on this disposal transation. The sale did not include any other assets of Kinder Morgan Canada (formerly Terasen Pipelines).

On May 17, 2007, we completed a transaction to sell Terasen Inc. to Fortis, Inc., a Canada-based company, for approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. Terasen Inc.’s principal assets include Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc. The sale did not include assets of Kinder Morgan Canada (formerly Terasen Pipelines). We recorded a gain on this disposition of $55.7 million in the second quarter of 2007. Based on the fair values of this reporting unit derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the fourth quarter of 2006.

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

Knight Inc. Form 10-Q

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the above-mentioned operations have been reclassified to discontinued operations for all periods presented.

Note 6 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service, capital expenditures and quarterly distributions to Kinder Morgan Energy Partners’ public common unitholders. Our capital expenditures (other than sustaining capital expenditures) are discretionary. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our credit facilities or by issuing long-term notes. In addition, Kinder Morgan Energy Partners could meet its cash requirements (i) with cash from operations, (ii) through borrowings under its credit facility or by issuing short-term commercial paper or (iii) by selling additional units for cash.

Invested Capital

The following table illustrates the sources of our invested capital. Our net debt to total capital increased in the first six months of 2007 as the result of (i) additional short-term borrowings under our new $5.755 billion credit agreement primarily used to finance the Going Private transaction, as discussed under “Significant Financing Transactions” following, and (ii) $1.55 billion senior notes issued by Kinder Morgan Energy Partners, partially offset by an approximate $2.9 billion reduction in debt and Capital Securities due to the sales of Terasen Inc. and Terasen Pipelines (Corridor) Inc. Our ratio of net debt to total capital increased in 2006 compared to 2005 due to our adoption of EITF No. 04-5, which resulted in the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements beginning January 1, 2006. Although the total debt on our consolidated balance sheet increased as a result of including Kinder Morgan Energy Partners’ debt balances with ours, Knight Inc. has not assumed any additional obligations with respect to Kinder Morgan Energy Partners’ debt. See Note 1(A) of the accompanying Notes to Consolidated Financial Statements for information regarding EITF No. 04-5. Our ratio of net debt to total capital increased in the fourth quarter of 2005 as a result of the acquisition of Terasen Inc.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under “Significant Financing Transactions” following. Changes in our long-term and short-term debt are discussed under “Net Cash Flows from Financing Activities” following and in Note 7 of the accompanying Notes to Consolidated Financial Statements.

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company
	June 30,	December 31,
	2007	2006	2005	2004
	(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$14,346.5	$10,623.9	$6,286.8	$2,258.0
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.1	283.6	283.6	283.6
Capital Securities	-	106.9	107.2	-
Value of Interest Rate Swaps[1]	(54.6)	46.4	51.8	88.2
	14,575.0	11,060.8	6,729.4	2,629.8
Minority Interests	3,584.3	3,095.5	1,247.3	1,105.4
Common Equity, Excluding Accumulated Other Comprehensive Loss	7,861.4	3,657.5	4,051.4	2,919.5
	26,020.7	17,813.8	12,028.1	6,654.7
Value of Interest Rate Swaps	54.6	(46.4)	(51.8)	(88.2)
Capitalization	26,075.3	17,767.4	11,976.3	6,566.5
Short-term Debt, Less Cash and Cash Equivalents[2]	881.0	2,046.7	841.4	328.5
Invested Capital	$26,956.3	$19,814.1	$12,817.7	$6,895.0

Capitalization:
Outstanding Notes and Debentures	55.0%	59.8%	52.5%	34.4%
Minority Interests	13.7%	17.4%	10.4%	16.8%
Common Equity	30.2%	20.6%	33.8%	44.5%
Deferrable Interest Debentures Issued to Subsidiary Trusts	1.1%	1.6%	2.4%	4.3%
Capital Securities	-%	0.6%	0.9%	-%

Invested Capital:
Net Debt[3,4]	56.5%	63.9%	55.6%	37.5%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Capital Securities and Minority Interests	43.5%	36.1%	44.4%	62.5%

1

See “Significant Financing Transactions” following.

2

Cash and cash equivalents netted against short-term debt were $148.0 million, $129.8 million, $116.6 million and $176.5 million for June 30, 2007 and December 31, 2006, 2005 and 2004, respectively.

3

Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

4

Our ratio of net debt to invested capital, not including the effects of consolidating Kinder Morgan Energy Partners, was 46.7% at June 30, 2007 and 56.2% at December 31, 2006.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, the commercial paper program of Kinder Morgan Energy Partners (which is supported by its revolving bank facility) and cash provided by operations. The following represents the revolving credit facilities that were available to Knight Inc. and its respective subsidiaries, short-term debt outstanding, under the credit facilities or an associated commercial paper program, and available borrowing capacity under the facilities after applicable letters of credit.

Knight Inc. Form 10-Q

	At June 30, 2007		At July 31, 2007
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion, six-year secured revolver, due May 2013	$315.0	$511.2	$499.0	$327.2

Commercial Paper:
Kinder Morgan Energy Partners[2]
$1.85 billion, five-year unsecured revolver, due August 2010	$395.5	$950.5	$334.5	$1,011.5

1

On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan, Inc.’s debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt related to the proposed transaction. Knight Inc.’s senior debt securities are currently rated BB- by Standard & Poor’s Rating Services. On April 11, 2007, Fitch also lowered its rating to BB in anticipation of the transaction and, upon completion of the Going Private transaction on May 30, 2007, Moody’s Investor Service lowered its rating to Ba2. With the completion of the Going Private transaction and these rating changes, we no longer have access to the commercial paper market. As a result, we are currently utilizing our $1.0 billion revolving credit facility for Knight Inc.’s short-term borrowing needs.

As discussed following, the loan agreements we had in place prior to the Going Private transaction were cancelled and replaced with a new loan agreement. Our indentures related to publicly issued notes do not contain covenants related to maintenance of credit ratings. Accordingly, no such covenants were impacted by the downgrade in our credit ratings occasioned by the Going Private transaction.

2

On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan Energy Partners’ senior debt securities were downgraded to BBB by Standard & Poor’s Rating Services due to the anticipated increase in Kinder Morgan, Inc.’s debt related to the proposed transaction. Kinder Morgan Energy Partners’ senior debt securities were downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007 and, upon completion of Going Private transaction, were downgraded from Baa1 to Baa2 by Moody’s Investors Service.

These facilities can be used for the respective entity’s general corporate or partnership purposes. Kinder Morgan Energy Partners’ facility is also used as backup for its commercial paper program.

At June 30, 2007, Rockies Express Pipeline LLC, a subsidiary of West2East Pipeline LLC, had a $2.0 billion five-year credit facility outstanding, which can be amended to allow for borrowings up to $2.5 billion. We account for our investment in West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC) under the equity method of accounting. Borrowings under this credit facility do not reduce the borrowings allowed under any of the credit facilities previously described. All three owners of Rockies Express have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express $2.0 billion commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, Sempra Energy – 25%, and ConocoPhillips – 24%. As of June 30, 2007, Rockies Express Pipeline LLC had $1,350.4 million of commercial paper outstanding with a weighted-average interest rate of 5.40%, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $688.7 million (51% of total commercial paper borrowings).

Our current maturities of long-term debt of $318.5 million at June 30, 2007 represent (i) $5.0 million of our 6.50% Series Debentures due September 1, 2013, (ii) $10.0 million of equal quarterly payments on our floating rate Tranche A term loan facility, (iii) $33.0 million of equal quarterly payments on our floating rate Tranche B term loan facility, (iv) $250.0 million of Kinder Morgan Energy Partners’ 5.35 % Senior Notes due August 15, 2007, (v) $9.5 million of a 5.40% long-term note of Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company due March 31, 2008, (vi) $6.0 million of Kinder Morgan Texas Pipeline, L.P.’s 5.23% Series Notes due January 2, 2014 and (vii) $5.0 million of Central Florida Pipe Line LLC’s 7.84% Series Notes due on July 23, 2007. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represent an additional short-term obligation of $449.5 million at June 30, 2007. Given our expected cash flows from operations, our unused debt capacity as discussed preceding, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Knight Inc. Form 10-Q

Significant Financing Transactions

As discussed in Note 6 of the accompany Notes to Consolidated Financial Statements, On March 5, 2007 we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. and on February 26, 2007, we entered into a definitive agreement to sell Terasen Inc., which includes the assets of Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc. These transactions closed on June 15, 2007 and May 17, 2007, respectively. Our consolidated debt was reduced by the debt balances of Terasen Inc. and Terasen Pipelines (Corridor) Inc. of approximately $2.9 billion as a result of these sales transactions.

On May 30, 2007, investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, completed the Going Private transaction agreement that was announced on August 28, 2006 to acquire all of our outstanding common stock for $107.50 per share in cash. As of the closing date of the Going Private transaction, Kinder Morgan, Inc. had 149,316,603 common shares outstanding, before deducting 15,030,135 shares held in treasury. The Going Private transaction, including associated fees and expenses, was financed through (i) $5.0 billion in new equity financing from private equity funds and other entities providing equity financing, (ii) approximately $2.9 billion from rollover investors, who were certain current or former directors, officers or other members of management of Kinder Morgan, Inc. (or entities controlled by such persons) that directly or indirectly reinvested all or a portion of their equity interests in Kinder Morgan, Inc. and/or cash in exchange for equity interests in Knight Holdco LLC, the parent of the surviving entity of the Going Private transaction, (iii) approximately $4.8 billion of new debt financing, (iv) approximately $4.5 billion of our existing indebtedness (excluding debt of Terasen Pipelines (Corridor) Inc., which was divested on June 15, 2007) and (v) $1.7 billion of cash on hand resulting from the sale of our U.S.-based and Canada-based retail natural gas distribution operations (see preceding discussion under “Discontinued Operations”). In connection with the Going Private transaction, on May 30, 2007, we filed a certificate with the State of Kansas changing the total number of shares of all classes of stock that can be authorized for issuance under our restated articles of incorporation, as amended, to 100 shares of common stock having a par value of $0.01 per share. On May 30, 2007, we issued 100 shares of our common stock to Knight Midco Inc. After the Going Private transaction was completed, Kinder Morgan, Inc. changed its name to Knight Inc. and its shares were delisted from the New York Stock Exchange. Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted the basis in our long-term debt to reflect their fair values. Accordingly, following the Going Private transaction, we made fair value adjustments of $95.6 million and $2.2 million representing decreases to the carrying value of our long-term debt and our value of interest rate swaps, respectively, which is reflected within the caption “Long-term Debt” of the accompanying interim Consolidated Balance Sheet at June 30, 2007, and will be amortized until the debt securities mature.

On May 30, 2007, we terminated our $800 million five-year credit facility dated August 5, 2005 and entered into a $5.755 billion credit agreement with a syndicate of financial institutions and Citibank, N.A., as administrative agent. The senior secured credit facilities consist of the following:

•

a $1.0 billion senior secured Tranche A term loan facility with a term of six years and six months;

•

a $3.3 billion senior secured Tranche B term loan facility, with a term of seven years;

•

a $455 million senior secured Tranche C term loan facility with a term of three years (subsequently retired, see below) and

•

a $1.0 billion senior secured revolving credit facility with a term of six years. This revolving credit facility includes a sublimit of $350 million for the issuance of letters of credit and swingline loans.

In June 2007, we repaid the borrowings outstanding under the Tranche C term facility. At June 30, 2007, we had $4.3 billion outstanding under the term loan facilities at a weighted-average interest rate of 6.8%.

The senior secured credit facilities allow for one or more incremental term loan facilities and/or to increase commitments under the revolving credit facility in an aggregate amount of up to $1.5 billion provided certain conditions are met. As discussed previously, these senior secured credit facilities were used for financing the Going Private transaction, paying fees and expenses incurred in connection with the Going Private transaction and are available for repaying or refinancing certain maturing debt and providing ongoing working capital and funds for other general corporate purposes.

Loans under the senior secured credit facilities will bear interest, at our option, at:

•

a rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin, or

•

a rate equal to the higher of (a) U.S. prime rate and (b) the federal funds effective rate plus 0.50%, in each case, plus an applicable margin.

Knight Inc. Form 10-Q

The swingline loans will bear interest at:

•

a rate equal to the higher of (a) U.S. prime rate or (b) the federal funds effective rate plus 0.50%, in each case, plus an applicable margin.

After the effective date of the Going Private transaction, the applicable margins for the Tranche A, the Tranche B, the Tranche C and revolving credit facilities will be subject to decrease pursuant to a leverage-based pricing grid. In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility. The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of our wholly-owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract. Voluntary prepayments can be made at any time without premium or penalty. Equal quarterly principal payments are required on the Tranche A term credit facility, totaling 1% per year of the original principal amount borrowed through 2012, followed by three quarterly payments of 23.625% of the original principal amount due each of the first three quarters in 2013, with a final payment of 23.625% at maturity. Equal quarterly principal payments are required on the Tranche B term credit facility, totaling 1% per year of the original principal amount borrowed through March of 2014, with the remaining balance due at maturity. Mandatory payments of term loans must be made with:

•

100% of the net cash proceeds of non-ordinary course of business asset sales (subject to reinvestment rights, except that the proceeds of certain non-core asset sales are to be applied to amounts outstanding under the Tranche C facility without any reinvestment rights);

•

100% of the net cash proceeds of the issuances of debt (other than permitted debt);

•

100% of the net cash proceeds from insurances proceeds or proceeds of a condemnation award from a casualty event;

•

100% of the net cash proceeds from any permitted sale leaseback; and

•

50% of Knight Inc.’s annual excess cash flow (as defined), with such percentage subject to reduction based on Knight Inc.’s leverage.

On June 21, 2007, Kinder Morgan Energy Partners issued $550 million of its 6.95% senior notes due January 15, 2038. The net proceeds of approximately $543.9 million received after underwriting discounts and commissions was used to reduce Kinder Morgan Energy Partners’ short-term commercial paper.

On May 15, 2007, Kinder Morgan Management sold 5.7 million of its listed shares in a registered offering. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners. Kinder Morgan Energy Partners used the net proceeds of approximately $298 million to reduce its outstanding commercial paper debt. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 7, 2007, we retired our $300 million 6.80% Senior Notes due March 1, 2008 at 101.39% of the face amount. We recorded a pre-tax loss of $4.2 million in connection with this early extinguishment of debt.

On January 30, 2007, Kinder Morgan Energy Partners completed a public offering of $1.0 billion of senior notes, consisting of $600 million of 6.00% notes due February 1, 2017 and $400 million of 6.50% notes due February 1, 2037. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $992.8 million, and used the proceeds to reduce the borrowings under its commercial paper program.

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that Kinder Morgan Energy Partners did not already own (see Note 4 of the accompanying Notes to Consolidated Financial Statements). As part of Kinder Morgan Energy Partners’ purchase price, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012.  Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note and, as of June 30, 2007, the outstanding balance under the note was $43.4 million.

On April 28, 2006, Rockies Express Pipeline LLC entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006,

Knight Inc. Form 10-Q

and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. This facility can be amended to allow for borrowings up to $2.5 billion. Borrowings under the Rockies Express credit facility and commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings do not reduce the borrowings allowed under our credit facilities described elsewhere in this report. Additionally, effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC) was deconsolidated and subsequently is accounted for under the equity method of accounting. All three owners have agreed to guarantee borrowings under the Rockies Express credit facility and under the Rockies Express commercial paper program in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC. As of June 30, 2007, Rockies Express Pipeline LLC had $1,350.4 million of commercial paper outstanding, and there were no borrowings under its five-year credit facility. Accordingly, as of June 30, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $688.7 million.

On February 22, 2006, Kinder Morgan Energy Partners entered into a nine-month $250 million credit facility due November 21, 2006 with a syndicate of financial institutions, and Wachovia Bank, National Association as the administrative agent. Borrowings under the credit facility can be used for general partnership purposes and as backup for Kinder Morgan Energy Partners’ commercial paper program and include financial covenants and events of default that are common in such arrangements. This agreement was terminated in August 2006, concurrent with Kinder Morgan Energy Partners’ increase of its 5-year credit facility from $1.6 billion to $1.85 billion.

Interest Rate Swaps

On August 1, 2007, we terminated our interest rate swap agreement with a notional amount of $375 million associated with our 5.35% Senior Notes due 2011. We recognized a gain of $2.1 million on the termination of the swap, which amount will be amortized to interest expense over the period the 5.35% notes remain outstanding.

On June 21, 2007, Kinder Morgan Energy Partners entered into an interest rate swap agreement with a notional principal amount of $100 million, which effectively converts a portion of the interest expense associated with its 6.95% senior notes due January 15, 2038 from fixed rate to floating rate.

Due to the divestiture of much of our Canadian operations (see Note 6 of the accompanying Notes to Consolidated Financial Statements), we terminated approximately C$2,213 million of our cross-currency interest rate swaps during the second quarter of 2007. We paid a total of approximately $194.5 million to terminate these swaps, which amount was recorded in Other Comprehensive Income as part of our currency translation adjustment. The combined notional value of our remaining cross-currency interest rate swaps at June 30, 2007 is approximately C$281.6 million. The fair value of the swaps as of June 30, 2007 is a liability of $35.4 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

On March 15, 2007, we assigned our position in $250 million of interest rate swap agreements associated with our 6.50% debentures due 2012 to a third party. On May 14, 2007, we assigned an additional $150 million of our interest rate swap agreements associated with the same 6.50% debentures to a third party. We paid a total of approximately $6.9 million to exit our position in these swap agreements, which amounts are being amortized to interest expense over the period the 6.50% debentures remain outstanding.

On February 21, 2007, we terminated $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $19.1 million in cash. On March 7, 2007, we terminated the remaining $250 million of our interest rate swap agreements associated with our 7.25% debentures due 2028 and received $24.8 million in cash. These amounts are being amortized to interest expense over the period the 7.25% debentures remain outstanding.

In the first quarter of 2007, Kinder Morgan Energy Partners both (i) entered into additional interest rate swap agreements having a combined notional principal amount of $400 million and a maturity date of February 1, 2017, and (ii) terminated an existing interest rate swap agreement having a notional principal amount of $100 million and a maturity date of March 15, 2032. Kinder Morgan Energy Partners received $15.0 million from the early termination of this swap agreement, and this amount is being amortized over the remaining life of the original swap period.

Interest in Kinder Morgan Energy Partners

At June 30, 2007, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 29.7 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 10.0 million i-units, represent approximately 12.4% of the total outstanding limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 14.2% of Kinder Morgan Energy Partners’ total legal equity interests at June 30, 2007. As of the

Knight Inc. Form 10-Q

close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximate 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner of Kinder Morgan Energy Partners, of which we are the sole common shareholder. The approximate 50% economic interest was used in applying a new accounting basis to this less than wholly-owned subsidiary.

In conjunction with Kinder Morgan Energy Partners’ acquisition of certain natural gas pipelines from us, we agreed to indemnify Kinder Morgan Energy Partners with respect to approximately $733.5 million of its debt. We would be obligated to perform under this indemnity only if Kinder Morgan Energy Partners’ assets were unable to satisfy its obligations.

Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2006.

Knight Inc. Form 10-Q

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2006 Form 10-K. The following discussion is a comparison of the cash flows for the six months ended June 30, 2006 (predecessor basis) with the combined cash flows for the six months ended June 30, 2007, which amounts include both predecessor (pre-Going Private) and successor (post-Going Private) balances. These combined cash flows, while in our opinion useful for comparing our results between these periods, do not represent a measure prepared in accordance with generally accepted accounting principles. (in millions).

	Successor Company	Predecessor Company		Predecessor Company
	One Month Ended June, 30, 2007	Five Months Ended May 31, 2007	Combined Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net Income	$30.2	$65.9	$96.1	$350.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Income from Discontinued Operations, Net of Tax	(0.5)	(287.9)	(288.4)	(61.9)
Loss from Impairment of Assets	-	377.1	377.1	-
Depreciation, Depletion and Amortization	73.0	264.9	337.9	253.0
Deferred Income Taxes	4.1	138.7	142.8	41.3
Equity in Earnings of Equity Investees	(9.5)	(39.1)	(48.6)	(53.8)
Distributions from Equity Investees	22.5	48.2	70.7	46.4
Minority Interests in Income of Consolidated Subsidiaries	34.5	90.7	125.2	186.9
Gains from Property Casualty Indemnifications	-	(1.8)	(1.8)	-
Net Gains on Sales of Assets	(4.5)	(2.6)	(7.1)	(18.1)
Mark-to-Market Interest Rate Swap Loss	-	-	-	22.3
Foreign Currency Loss	-	15.5	15.5	-
Changes in Gas in Underground Storage	(5.0)	(84.2)	(89.2)	(81.6)
Changes in Working Capital Items	107.9	(220.6)	(112.7)	(49.8)
Net Proceeds from Termination of Interest Rate Swaps	-	51.9	51.9	-
Other, Net	(31.9)	76.9	45.0	0.1
Net Cash Flows Provided by Continuing Operations	220.8	493.6	714.4	635.7
Net Cash Flows (Used in) Provided by Discontinued Operations	(2.1)	109.8	107.7	248.8
Net Cash Flows Provided by Operating Activities	218.7	603.4	822.1	884.5

Cash Flows From Investing Activities:
Purchase of Predecessor Stock	(11,534.3)	-	(11,534.3)	-
Capital Expenditures	(148.8)	(652.8)	(801.6)	(662.9)
Acquisition of Entrega	-	-	-	(244.6)
Acquisition of Terasen	-	-	-	(9.9)
Other Acquisitions	(5.7)	(42.1)	(47.8)	(120.3)
Net (Investments in) Proceeds from Margin Deposits	35.8	(54.8)	(19.0)	(46.0)
Other Investments	(14.6)	(29.7)	(44.3)	(3.6)
Change in Natural Gas Storage and NGL Line Fill Inventory	1.5	8.4	9.9	(12.9)
Property Causalty Indemnifications	-	8.0	8.0	-
Net (Cost of Removal) Proceeds from sales of Other Assets	7.5	(1.5)	6.0	49.6
Net Cash Flows Used in Continuing Investing Activities	(11,658.6)	(764.5)	(12,423.1)	(1,050.6)
Net Cash Flows Provided by Discontinued Investing Activities	199.9	1,488.2	1,688.1	28.7
Net Cash Flows (Used in) Provided by Investing Activities	$(11,458.7)	$723.7	$(10,735.0)	$(1,021.9)

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company		Predecessor Company
	One Month Ended June, 30, 2007	Five Months Ended May 31, 2007	Combined Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash Flows From Financing Activities:
Short-term Debt, Net	$(230.2)	$(247.5)	$(477.7)	$973.8
Long-term Debt Issued	5,305.0	1,000.0	6,305.0	-
Long-term Debt Retired	(455.5)	(302.4)	(757.9)	(2.9)
Increase (Decrease) in Cash Book Overdrafts	0.5	(14.9)	(14.4)	14.2
Common Stock Issued	-	9.9	9.9	16.9
Excess Tax Benefits from Share-based Payment Arrangements	-	56.7	56.7	5.8
Cash Paid to Share-based Award Holders Due to Going Private Transaction	(181.1)	-	(181.1)	-
Issuance of Kinder Morgan Management, LLC Shares	-	297.9	297.9	-
Contributions From Successor Investors	5,112.0	-	5,112.0	-
Short-term Advances From (To) Unconsolidated Affiliates	(2.3)	2.1	(0.2)	(7.3)
Treasury Stock Acquired	-	-	-	(34.3)
Cash Dividends, Common Stock	-	(234.9)	(234.9)	(234.1)
Minority Interests, Contributions	-	-	-	105.5
Minority Interests, Distributions	-	(248.9)	(248.9)	(337.1)
Debt Issuance Costs	(62.7)	(13.1)	(75.8)	(3.6)
Other, Net	-	(4.3)	(4.3)	(2.1)
Net Cash Flows Provided by Continuing Financing Activities	9,485.7	300.6	9,786.3	494.8
Net Cash Flows Provided by (Used in) Discontinued Financing Activities	-	140.1	140.1	(289.4)
Net Cash Flows Provided by Financing Activities	9,485.7	440.7	9,926.4	205.4

Effect of Exchange Rate Changes on Cash	-	7.4	7.4	4.6

Effect of Accounting Change on Cash	-	-	-	12.1

Cash Balance Included in Assets Held for Sale	-	(2.7)	(2.7)	-

Net (Decrease) Increase in Cash and Cash Equivalents	(1,754.3)	1,772.5	18.2	84.7
Cash and Cash Equivalents at Beginning of Period	1,902.3	129.8	129.8	116.6
Cash and Cash Equivalents at End of Period	$148.0	$1,902.3	$148.0	$201.3

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” decreased from $884.5 million for the six months ended June 30, 2006 to $822.1 million for the six months ended June 30, 2007, a decrease of $62.4 million (7.1%). This negative variance was principally due to (i) a decrease of $141.1 million in cash inflows in 2007 attributable to discontinued operations (see Note 6 of the accompanying Notes to Consolidated Financial Statements), (ii) a $62.9 million decrease in cash from changes in working capital items during 2007 and (iii) an increased 2007 use of cash of $7.6 million for gas in underground storage. These negative impacts were partially offset by (i) $51.9 million of proceeds received during 2007 from the termination of interest rate swap agreements (see Note 10 of the accompanying Notes to Consolidated Financial Statements) (ii) an increase of $71.9 million of net income in 2007, net of non-cash items and (iii) a $24.3 million increase in 2007 distributions received from equity investments, of which $32.6 million was received from Red Cedar Gathering Company following a refinancing of its long-term debt obligations. Significant period-to-period variations in cash used or generated from gas in storage transactions are generally due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

“Net Cash Flows (Used in) Provided by Investing Activities” decreased from a use of $1,021.9 million for the six months ended June 30, 2006 to a use of $10,735.0 million for the six months ended June 30, 2007, a change of $9,713.1 million. This increased use of cash was principally due to (i) $11,534.3 million of cash used to purchase predecessor stock, (ii) a $138.7 million increased use of cash in 2007 for capital expenditures, (iii) the fact that 2006 included $105.9 million of proceeds received for the sale of Terasen’s discontinued Water and Utility Services, (iv) a $174.3 million increased use of cash in 2007 for discontinued investing activities other than sales proceeds, primarily capital expenditures, (v) a $40.7 million increased use of cash from incremental contributions to equity investments in 2007 versus 2006, largely driven by investments of $28.3

Knight Inc. Form 10-Q

million during 2007 for our share of construction costs of the Midcontinent Express Pipeline and (vi) a $43.6 million decrease in proceeds received from sales of other assets in 2007 net of removal costs. Partially offsetting these negative impacts were (i) $1,223.2 million of proceeds received, net of cash paid to unwind net investment hedges, from the 2007 sale of our discontinued Terasen operations, (ii) $716.4 million of proceeds received from the 2007 sale of our discontinued retail operations, (iii) the fact that 2006 included $374.8 million of cash used to acquire Entrega Pipeline LLC and various other assets versus $47.8 million of acquisitions during 2007, primarily $38.3 million paid for our purchase of the Vancouver Wharves bulk marine terminal (See Note 4 of the accompanying Notes to Consolidated Financial Statements), (iv) a $27.0 million net decrease during 2007 of investments in margin deposits associated with hedging activities utilizing energy derivative instruments and (v) $9.9 million of proceeds received from the sale of underground natural gas storage volumes in 2007, versus $12.9 million of cash used from investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill in 2006.

Net Cash Flows from Financing Activities

“Net Cash Flows Provided by Financing Activities” increased from $205.4 million for the six months ended June 30, 2006 to $9,926.4 million for the six months ended June 30, 2007, an increase of $9,721.0 million. This increase was principally due to (i) $5.1 billion dollars of equity contributions from successor investors, (ii) $4.7 billion of proceeds, net of issuance costs, received in 2007 from the issuance of (a) a $1.0 billion senior secured Tranche A term loan facility, (b) a $3.3 billion senior secured Tranche B term loan facility and (c) a $455 million senior secured Tranche C term loan facility, (iii) $1,536.7 million of net proceeds from Kinder Morgan Energy Partners’ 2007 public offering of (a) $600 million of 6.00% senior notes due February 1, 2017, (b) $400 million of 6.50% senior notes due February 1, 2037, and (c) $550 million of 6.95% senior notes due January 15, 2038 (see Note 7 of the accompanying Notes to Consolidated Financial Statements), (iv) a $140.1 million source of cash during 2007 versus a $289.4 million use of cash during 2006 related to our discontinued Terasen financing activities, (v) $297.9 million of proceeds from the issuance of Kinder Morgan Management shares during 2007, (vi) an $88.2 million decrease in cash used for minority interests distributions during 2007, primarily due to the fact that 2006 included a $105.2 million payment from Kinder Morgan Energy Partners’ Rockies Express Pipeline LLC subsidiary to Sempra Energy, (vii) $50.9 million received during 2007 from excess tax benefits from share-based payment arrangements, (viii) the fact that 2006 included $34.3 million in cash paid to repurchase our common shares, and (ix) a $7.1 million decreased use of cash for short-term advances to unconsolidated affiliates. Partially offsetting these factors were (i) a $477.7 million increase in short-term debt during 2007 versus $973.8 million of additional short-term borrowings during 2006, (ii) a $455 million use of cash in 2007 for the retirement of our senior secured Tranche C term loan facility, (iii) a $304.2 million use of cash in 2007 for the early retirement of our 6.80% senior notes due March 1, 2008 (see Note 7 of the accompanying Notes to Consolidated Financial Statements), (iv) $181.1 million of cash paid to share-based award holders in 2007 due to the Going Private transaction, (v) the fact that 2006 included $105.5 million of contributions from minority interest owners, primarily Sempra Energy’s contribution for its 33 1/3% share of the purchase price of Entrega Pipeline LLC and (vi) a $28.6 million decrease from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment.

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

On April 18, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.83 per unit for the quarterly period ended March 31, 2007. On July 18, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.85 per unit for the quarterly period ended June 30, 2007. The distribution will be paid on August 14, 2007, to unitholders of record as of July 31, 2007.

Litigation and Environmental

As of June 30, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $85.9 million. In addition, we have recorded a receivable of $26.3 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews

Knight Inc. Form 10-Q

are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of June 30, 2007 and December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $107.6 million and $114.7 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP L.P.’s pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Please refer to Notes 12 and 13, respectively, to our interim consolidated financial statements included elsewhere in this report for additional information regarding pending litigation, environmental and asset integrity matters.

Recent Accounting Pronouncements

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Information Regarding Forward-looking Statements

This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to service debt or to pay dividends or make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

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

Knight Inc. Form 10-Q

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

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006 for a more detailed description of these and other factors that may affect the forward-

Knight Inc. Form 10-Q

looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in “Risk Factors” above. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2006, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2006 Form 10-K. See also Note 10 of the accompanying Notes to Consolidated Financial Statements.

Item 4.

Controls and Procedures.

As of June 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Knight Inc. Form 10-Q

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

See Note 13 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.

Risk Factors.

Except as set forth below, there have been no material changes in the risk factors set forth in our Annual Report on Form
10-K for the year ended December 31, 2006.

Consummation of the merger under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock (except for shares held by certain stockholders and investors), referred to as the “Going Private” transaction, results in substantially more debt to us and a downgrade of the ratings of our debt securities, which will increase our cost of capital. In conjunction with the Going Private transaction, Knight Inc. took on approximately $4.8 billion in additional debt. Moody’s Investor Services and Standard & Poor’s Rating Services downgraded the ratings assigned to Knight Inc.’s senior unsecured debt to BB-/Ba2, respectively. Knight Inc. no longer has access to the commercial paper market and is currently utilizing its $1.0 billion revolving credit facility for its short-term borrowing needs.

Our substantially increased debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions. As a result of the Going Private transaction, we have significantly more debt outstanding and significantly higher debt service requirements than in the recent past. As of June 30, 2007, we had outstanding approximately $15.7 billion of consolidated debt (excluding Value of Interest Rate Swaps). Of this amount, $9.0 billion was our own debt, as of which is now secured by most of our assets (other than those of Kinder Morgan Energy Partners).

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

Our large amount of floating rate debt makes us vulnerable to increases in interest rates. As of June 30, 2007, we had outstanding approximately $15.7 billion of consolidated debt. Of this amount, excluding debt of Kinder Morgan Energy Partners that is consolidated as a result of EITF No. 04-5, approximately 67.1% was subject to floating interest rates, either as short-term or long-term debt of floating rate credit facilities or as long-term fixed-rate debt converted to floating rates through the use of interest rate swaps. Should interest rates increase significantly, our cash available to service our debt would be adversely affected.

The tax treatment applied to Kinder Morgan Energy Partners depends on its status as a partnership for federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats it as a corporation or it becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to its partners, including us. The anticipated after-tax economic benefit of an investment in Kinder Morgan Energy Partners depends largely on it being treated as a partnership for federal income tax purposes. In order for it to be treated as a partnership for federal income tax purposes, current law requires that 90% or more of its gross income for every taxable year consist of “qualifying income,” as defined in Section 7704 of the Internal Revenue Code. Kinder Morgan Energy Partners may not meet this requirement or current law may change so as to cause, in either event, it to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Kinder Morgan Energy Partners has not requested, and does not plan to request, a ruling from the Internal Revenue Service on this or any other matter affecting it.

Knight Inc. Form 10-Q

If Kinder Morgan Energy Partners were to be treated as a corporation for federal income tax purposes, it would pay federal income tax on its income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates. Under current law, distributions to its partners would generally be taxed again as corporate distributions, and no income, gain, losses or deductions would flow through to its partners. Because a tax would be imposed on Kinder Morgan Energy Partners as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of Kinder Morgan Energy Partners as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to its partners, likely causing a substantial reduction in the value of our interest in Kinder Morgan Energy Partners.

Current law or the business of Kinder Morgan Energy Partners may change so as to cause it to be treated as a corporation for federal income tax purposes or otherwise subject it to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, Kinder Morgan Energy Partners is now subject to a new entity-level tax on the portion of its total revenue that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of its total receipts that is apportioned to Texas. Imposition of such a tax on Kinder Morgan Energy Partners by Texas, or any other state, will reduce its cash available for distribution to its partners, including us.

The Kinder Morgan Energy Partners partnership agreement provides that if a law is enacted that subjects Kinder Morgan Energy Partners to taxation as a corporation or otherwise subjects it to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution levels will be adjusted to reflect the impact of that law on Kinder Morgan Energy Partners.

Kinder Morgan Energy Partners adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between it and its unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units. When Kinder Morgan Energy Partners issues additional units or engages in certain other transactions, it determines the fair market value of its assets and allocates any unrealized gain or loss attributable to its assets to the capital accounts of its unitholders and us. This methodology may be viewed as understating the value of Kinder Morgan Energy Partners’ assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and us, which may be unfavorable to such unitholders. Moreover, under Kinder Morgan Energy Partners’ current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to its tangible assets and a lesser portion allocated to its intangible assets. The IRS may challenge these valuation methods, or Kinder Morgan Energy Partners’ allocation of the Section 743(b) adjustment attributable to its tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of its unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to Kinder Morgan Energy Partners’ partners, including us. It also could affect the amount of gain from Kinder Morgan Energy Partners’ unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to its unitholders’ tax returns without the benefit of additional deductions.

Kinder Morgan Energy Partners’ treatment of a purchaser of common units as having the same tax benefits as the seller could be challenged, resulting in a reduction in value of the common units. Because Kinder Morgan Energy Partners cannot match transferors and transferees of common units, it is required to maintain the uniformity of the economic and tax characteristics of these units in the hands of the purchasers and sellers of these units. It does so by adopting certain depreciation conventions that do not conform to all aspects of the United States Treasury regulations. An IRS challenge to these conventions could adversely affect the tax benefits to a unitholder of ownership of the common units and could have a negative impact on their value or result in audit adjustments to unitholders’ tax returns.

Our senior management’s attention may be diverted from our daily operations because of significant transactions following the completion of the Going Private transaction.The investors in the Going Private transaction include members of our senior management. Prior to consummation of the Going Private transaction, we had publicly disclosed that several significant transactions were being considered that, if pursued, would require substantial management time and attention. As a result, our senior management’s attention may be diverted from the management of our daily operations.

The rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for) we charge shippers on our natural gas pipeline systems are subject to regulatory approval and oversight. While there are currently no material proceedings challenging the rates on any of our natural gas pipeline systems, regulators and shippers on these pipelines do have rights to challenge the rates they are charged under certain circumstances prescribed by applicable regulations. We can provide no assurance that we will not face challenges to the rates we receive on our pipeline systems in the future. Any successful challenge could materially adversely affect our future earnings and cash flows.

Knight Inc. Form 10-Q

Pending Federal Energy Regulatory Commission and California Public Utilities Commission proceedings seek substantial refunds and reductions in tariff rates on some of Kinder Morgan Energy Partners’ pipelines. If the proceedings are determined adversely to us, they could have a material adverse impact on us. Regulators and shippers on our pipelines have rights to challenge the rates Kinder Morgan Energy Partners charges under certain circumstances prescribed by applicable regulations. Some shippers on Kinder Morgan Energy Partners’ pipelines have filed complaints with the Federal Energy Regulatory Commission and California Public Utilities Commission that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on Kinder Morgan Energy Partners’ Pacific operations’ pipeline system. Kinder Morgan Energy Partners may face challenges, similar to those described in Note 19 to our consolidated financial statements included elsewhere in this report, to the rates it receives on its pipelines in the future. Any successful challenge could adversely and materially affect our future earnings and cash flows.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. See also Note 8 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

3.1*

Restated Articles of Incorporation of Knight Inc., as amended.

3.2

Amended and Restated By-Laws of Knight Inc. (filed as Exhibit 3.2 to Knight Inc.’s Current Report on Form 8-K on June 5, 2007 and incorporated herein by reference).

4.1

Certain instruments with respect to the long-term debt of Knight Inc. and its consolidated subsidiaries that relate to debt that does not exceed 10% of the total assets of Knight Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec.229.601. Knight Inc. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

4.2

Credit Agreement, dated as of May 30,2007 among Citibank, N.A., as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P. and Citigroup Global Markets Inc., as Tranche A Co-Lead Arrangers, Goldman Sachs Credit Partners L.P. and Citigroup Global Markets Inc., as Tranche B Co-Lead Arrangers, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as Tranche C Co-Lead Arrangers, Goldman Sachs Credit Partners L.P. and Wachovia Capital Markets, LLC, as Revolving Credit Facility Co-Lead Arrangers, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as Co-Syndication Agents, Wachovia Bank, National Association and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Documentation Agents, and the several lenders from time to time parties to the credit agreement (filed as Exhibit 4.1 to Knight Inc.’s Current Report on Form 8-K on June 5, 2007 and incorporated herein by reference).

4.3

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT INC. (Registrant)
August 9, 2007	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer