Form 10-Q
period 2007-09-30
KNIGHT INC.
filed 2007-11-09
CIK 54502

Table of Contents

Knight Inc. Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2007 was 100 shares.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Knight Inc. Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Knight Inc. and Subsidiaries

(In millions)

	Successor Company	Predecessor Company
	September 30, 2007	December 31, 2006
ASSETS:
Current Assets:
Cash and Cash Equivalents	$139.3	$129.8
Restricted Deposits	49.7	-
Accounts, Notes and Interest Receivable, Net:
Trade	894.3	1,173.3
Related Parties	7.3	10.4
Inventories	154.6	275.0
Gas Imbalances	14.8	14.9
Assets Held for Sale	11.7	87.9
Rate Stabilization	-	124.3
Other	101.7	204.2
	1,373.4	2,019.8

Notes Receivable – Related Parties	90.1	89.7

Investments	950.1	1,084.6

Goodwill	13,702.2	3,043.8

Other Intangibles, Net	257.6	229.5

Property, Plant and Equipment, Net:
Property, Plant and Equipment	15,687.8	21,145.9
Accumulated Depreciation, Depletion and Amortization	(178.8)	(2,306.3)
	15,509.0	18,839.6

Assets Held for Sale, Non-current	223.2	422.3

Deferred Charges and Other Assets	378.7	1,066.3

Total Assets	$32,484.3	$26,795.6

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)

Knight Inc. and Subsidiaries

(In millions except share and per share amounts)

	Successor Company	Predecessor Company
	September 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$68.6	$511.2
Notes Payable	1,003.4	1,665.3
Cash Book Overdrafts	42.7	59.6
Accounts Payable:
Trade	844.9	1,115.5
Related Parties	0.2	-
Accrued Interest	125.7	220.4
Accrued Taxes	116.3	85.5
Gas Imbalances	33.1	29.2
Rate Stabilization	-	11.4
Liabilities Held for Sale	4.6	78.3
Other	707.0	840.0
	2,946.5	4,616.4

Other Liabilities and Deferred Credits:
Deferred Income Taxes	2,189.9	3,144.0
Liabilities Held for Sale, Non-current	2.3	7.9
Other	973.4	1,349.4
	3,165.6	4,501.3

Long-term Debt:
Outstanding Notes and Debentures	14,725.5	10,623.9
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.1	283.6
Preferred Interest in General Partner of KMP	100.0	-
Capital Securities	-	106.9
Value of Interest Rate Swaps	76.8	46.4
	15,185.4	11,060.8

Minority Interests in Equity of Subsidiaries	3,289.3	3,095.5

Stockholders’ Equity:
Common Stock-
Authorized – 100 Shares, Par Value $0.01 Per Share at September 30, 2007 and 300,000,000 Shares, Par Value $5 Per Share at December 31, 2006
Outstanding – 100 Shares at September 30, 2007 and 149,166,709 Shares at December 31, 2006 Before Deducting 15,022,751 Shares Held in Treasury	-	745.8
Additional Paid-in Capital	7,831.7	3,048.9
Retained Earnings	115.9	778.7
Treasury Stock	-	(915.9)
Accumulated Other Comprehensive Loss	(50.1)	(135.9)
Total Stockholders’ Equity	7,897.5	3,521.6

Total Liabilities and Stockholders’ Equity	$32,484.3	$26,795.6

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Knight Inc. and Subsidiaries

(In millions)

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Operating Revenues:
Natural Gas Sales	$1,451.8	$1,577.3
Transportation and Storage	830.7	779.2
Oil and Product Sales	263.9	193.5
Other	62.6	56.9
Total Operating Revenues	2,609.0	2,606.9

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	1,482.8	1,612.4
Operations and Maintenance	313.8	310.7
General and Administrative	121.1	80.7
Depreciation, Depletion and Amortization	204.1	136.2
Taxes, Other Than Income Taxes	46.6	38.7
Other Income, Net	(2.4)	-
Total Operating Costs and Expenses	2,166.0	2,178.7

Operating Income	443.0	428.2

Other Income and (Expenses):
Earnings of Equity Investees	26.7	20.4
Interest Expense, Net	(255.5)	(147.2)
Interest Expense – Deferrable Interest Debentures	(5.4)	(5.4)
Minority Interests	(52.4)	(78.7)
Other, Net	8.3	4.9
Total Other Income and (Expenses)	(278.3)	(206.0)

Income from Continuing Operations Before Income Taxes	164.7	222.2
Income Taxes	74.6	73.5
Income from Continuing Operations	90.1	148.7
Loss from Discontinued Operations, Net of Tax	(4.4)	(4.5)

Net Income	$85.7	$144.2

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Knight Inc. and Subsidiaries

(In millions)

	Successor Company	Predecessor Company
	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
Operating Revenues:
Natural Gas Sales	$2,013.7	$2,430.6	$4,793.0
Transportation and Storage	1,100.3	1,332.6	2,281.3
Oil and Product Sales	344.4	325.8	556.5
Other	87.5	76.1	130.8
Total Operating Revenues	3,545.9	4,165.1	7,761.6

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	2,040.0	2,490.4	4,879.7
Operations and Maintenance	420.6	476.1	857.8
General and Administrative	151.1	283.6	251.0
Depreciation, Depletion and Amortization	276.3	261.0	384.8
Taxes, Other Than Income Taxes	62.1	74.4	125.5
Other Income, Net	(6.4)	(2.3)	(15.1)
Impairment of Assets	-	377.1	-
Total Operating Costs and Expenses	2,943.7	3,960.3	6,483.7

Operating Income	602.2	204.8	1,277.9

Other Income and (Expenses):
Earnings of Equity Investees	35.9	38.3	72.8
Interest Expense, Net	(340.1)	(251.9)	(415.4)
Interest Expense – Deferrable Interest Debentures	(7.3)	(9.1)	(16.4)
Minority Interests	(86.9)	(90.7)	(265.6)
Other, Net	10.1	11.4	(5.1)
Total Other Income and (Expenses)	(388.3)	(302.0)	(629.7)

Income (Loss) from Continuing Operations Before Income Taxes	213.9	(97.2)	648.2
Income Taxes	95.9	135.5	216.9
Income (Loss) from Continuing Operations	118.0	(232.7)	431.3
Income from Discontinued Operations, Net of Tax	(2.1)	298.6	63.8

Net Income	$115.9	$65.9	$495.1

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Knight Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

(In millions)

	Successor Company	Predecessor Company
	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
Cash Flows From Operating Activities:
Net Income	$115.9	$65.9	$495.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Income from Discontinued Operations, Net of Tax	13.2	(287.9)	(55.0)
Loss from Impairment of Assets	-	377.1	-
Depreciation, Depletion and Amortization	278.6	264.9	391.3
Deferred Income Taxes	14.2	138.7	61.8
Equity in Earnings of Equity Investees	(36.8)	(39.1)	(74.5)
Distributions from Equity Investees	45.1	48.2	60.9
Minority Interests in Income of Consolidated Subsidiaries	86.9	90.7	265.6
Gains from Property Casualty Indemnifications	-	(1.8)	-
Net Gains on Sales of Assets	(7.0)	(2.6)	(20.6)
Mark-to-Market Interest Rate Swap Loss	-	-	22.3
Foreign Currency Loss	-	15.5	-
Changes in Gas in Underground Storage	34.5	(84.2)	(64.4)
Changes in Working Capital Items	51.2	(202.9)	(58.3)
Net (Payments for) Proceeds from Termination of Interest Rate Swaps	(2.2)	51.9	-
Non-cash Credits to Income for Settlement of Revalued Derivatives	(64.8)	-	-
Other, Net	(16.7)	58.8	(27.1)
Net Cash Flows Provided by Continuing Operations	512.1	493.2	997.1
Net Cash Flows (Used in) Provided by Discontinued Operations	(11.5)	109.8	174.6
Net Cash Flows Provided by Operating Activities	500.6	603.0	1,171.7

Cash Flows From Investing Activities:
Purchase of Predecessor Stock	(11,534.3)	-	-
Capital Expenditures	(656.1)	(652.8)	(940.8)
Acquisition of Terasen	-	-	(10.2)
Other Acquisitions	(119.7)	(42.1)	(366.4)
Net Investments in Margin Deposits	(22.9)	(54.8)	(8.3)
Other Investments	(17.5)	(29.7)	(3.8)
Change in Natural Gas Storage and NGL Line Fill Inventory	6.3	8.4	(12.9)
Property Causalty Indemnifications	-	8.0	-
Net Proceeds (Cost of Removal) from Sales of Other Assets	10.6	(1.5)	78.6
Net Cash Flows Used in Continuing Investing Activities	(12,333.6)	(764.5)	(1,263.8)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	199.9	1,488.2	(21.2)
Net Cash Flows (Used in) Provided by Investing Activities	$(12,133.7)	$723.7	$(1,285.0)

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

Knight Inc. and Subsidiaries

Increase (Decrease) in Cash and Cash Equivalents

(In millions)

	Successor Company	Predecessor Company
	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
Cash Flows From Financing Activities:
Short-term Debt, Net	$62.7	$(247.5)	$820.9
Long-term Debt Issued	5,805.0	1,000.0	-
Long-term Debt Retired	(827.7)	(302.4)	(139.3)
Issuance of Kinder Morgan, G.P., Inc. Preferred Stock	100.0	-	-
Increase (Decrease) in Cash Book Overdrafts	(2.0)	(14.9)	11.4
Common Stock Issued	-	9.9	30.4
Excess Tax Benefits from Share-based Payment Arrangements	-	56.7	7.6
Cash Paid to Share-based Award Holders Due to Going Private Transaction	(181.1)	-	-
Issuance of Kinder Morgan Management, LLC Shares	-	297.9	-
Contributions From Successor Investors	5,112.0	-	-
Short-term Advances From (To) Unconsolidated Affiliates	(2.7)	2.3	(7.9)
Treasury Stock Acquired	-	-	(34.3)
Cash Dividends, Common Stock	-	(234.9)	(351.2)
Minority Interests, Contributions	-	-	353.8
Minority Interests, Distributions	(127.6)	(248.9)	(453.8)
Debt Issuance Costs	(66.6)	(13.1)	(4.1)
Other, Net	0.5	(4.3)	(3.2)
Net Cash Flows Provided by Continuing Financing Activities	9,872.5	300.8	230.3
Net Cash Flows Provided by (Used in) Discontinued Financing Activities	-	140.1	(138.8)
Net Cash Flows Provided by Financing Activities	9,872.5	440.9	91.5

Effect of Exchange Rate Changes on Cash	(2.4)	7.6	6.5

Effect of Accounting Change on Cash	-	-	12.1

Cash Balance Included in Assets Held for Sale	-	(2.7)	(3.2)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,763.0)	1,772.5	(6.4)
Cash and Cash Equivalents at Beginning of Period	1,902.3	129.8	116.6
Cash and Cash Equivalents at End of Period	$139.3	$1,902.3	$110.2

For supplemental cash flow information, see Note 1(K).

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

General

We are a large energy transportation and storage company, operating or owning an interest in approximately 38,000 miles of pipelines and approximately 155 terminals. We have both regulated and nonregulated operations. We also own the general partner interest and a significant limited partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. We began including Kinder Morgan Energy Partners and its consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. This means that the accounts, balances and results of operations of Kinder Morgan Energy Partners and its consolidated subsidiaries are presented on a consolidated basis with ours and those of our other consolidated subsidiaries for financial reporting purposes; see the discussion under Note 1(A) “Basis of Presentation” following. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (formerly Kinder Morgan, Inc.) and its consolidated subsidiaries both before and after the Going Private transaction discussed below. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners”  and “KMP” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

Kinder Morgan Management, LLC, referred to in this report as “Kinder Morgan Management” or “KMR,” is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which we indirectly own all of the outstanding common equity, owns all of Kinder Morgan Management’s voting shares. Kinder Morgan Management’s shares (other than the voting shares we hold) are traded on the New York Stock Exchange under the ticker symbol “KMR.” Kinder Morgan Management, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

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

On August 28, 2006, we entered into a definitive merger agreement under which investors including Richard D. Kinder, our Chairman and Chief Executive Officer, would acquire all of our outstanding common stock for $107.50 per share in cash. This acquisition of our common stock and related transactions are referred to in this report as the Going Private transaction. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders voted to approve the proposed merger agreement at a special meeting held on December 19, 2006. Additional investors in the Going Private transaction include the following: other senior members of our management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and of Kinder Morgan Management; our co-founder William V. Morgan; our board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC.

On May 30, 2007, this Going Private transaction closed, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed “Knight Inc.” We are now privately owned. Upon closing of the transaction, our common stock is no longer traded on the New York Stock Exchange.

To convert September 30, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the September 30, 2007 Bank of Canada closing exchange rate of 1.0037 U.S. dollars per Canadian dollar. All dollars are U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$.

1.

Nature of Operations and Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2006 Form 10-K.

(A) Basis of Presentation

Our consolidated financial statements include the accounts of Knight Inc. and our majority-owned subsidiaries, as well as

Knight Inc. Form 10-Q

those of Kinder Morgan Energy Partners. Investments in jointly owned operations in which we hold a 50% or less interest (other than Kinder Morgan Energy Partners) and have the ability to exercise significant influence over their operating and financial policies are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

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

As a result of the application of the Securities and Exchange Commission rules and guidance regarding “push down” accounting, the investors’ new accounting basis in our assets and liabilities is reflected in our financial statements effective with the closing of the Going Private transaction. Therefore, in the accompanying consolidated financial statements, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Predecessor Company”) reflect the historical accounting basis in our assets and liabilities, while the amounts subsequent to the closing (labeled “Successor Company”) reflect the push down of the investors’ new basis to our financial statements. The Going Private transaction closed on May 30, 2007. While the Going Private transaction closed on May 30, 2007, for convenience, the Predecessor Company is assumed to end on May 31, 2007 and the Successor Company is assumed to begin on June 1, 2007. The results for the two day period, from May 30 to May 31, 2007, are not material to any of the periods presented.

As required by SFAS No. 141 (applied by the investors and pushed down to our financial statements), effective with the closing of the Going Private transaction, all of our assets and liabilities have been recorded at their estimated fair market values based on a preliminary allocation of the purchase price paid in the Going Private transaction. To the extent that we consolidate less than wholly owned subsidiaries (such as Kinder Morgan Energy Partners and Kinder Morgan Management), the reported assets and liabilities for these entities have been given a new accounting basis only to the extent of our economic ownership interest in those entities. Therefore, the assets and liabilities of these entities are included in our financial statements, in part, at a new accounting basis reflecting the investors’ purchase of our economic interest in these entities (approximately 50% in the case of KMP and 14% in the case of KMR). The remaining percentage of these assets and liabilities, reflecting the continuing minority ownership interest, is included at its historical accounting basis. The purchase price paid in the Going Private transaction and the preliminary allocation of that purchase price is as follows:

(In millions)
The Total Purchase Price Consisted of the Following:
Cash Paid	$5,112.0
Kinder Morgan, Inc. Shares Contributed	2,719.2
Equity Contributed	7,831.2
Cash from Issuances of Long-term Debt	4,696.2
Total Purchase Price	$12,527.4

The Preliminary Allocation of the Purchase Price is as Follows:
Current Assets	$1,544.7
Goodwill	13,687.1
Investments	942.7
Property, Plant and Equipment, Net	15,188.8
Deferred Charges and Other Assets	1,596.9
Current Liabilities	(3,277.2)
Deferred Income Taxes	(2,207.6)
Other Deferred Credits	(1,774.6)
Long-term Debt	(9,855.9)
Minority Interests	(3,314.6)
Accumulated Other Comprehensive Income	(2.9)
$12,527.4

As with all purchase accounting transactions, the preliminary allocation of purchase price resulting from the Going Private transaction as shown preceding and as reflected in the accompanying consolidated financial statements will be adjusted during an allocation period as better or more complete information becomes available, principally third party valuation

Knight Inc. Form 10-Q

information. Some of these adjustments may be significant. Generally, this allocation period will not exceed one year, and will end when we are no longer waiting for information that is known to be available or obtainable.

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

In March 2007, all stock options and restricted stock held by employees of our discontinued U.S. Retail operations became fully vested. In May 2007, all restricted stock units held by employees of our discontinued Terasen gas operations became fully vested and any contingent stock unit grants were fully expensed. Finally, on May 30, 2007 all remaining stock options and restricted stock became fully vested and were exercised upon the closing of the Going Private transaction. We recorded expense of $25.7 million related to the accelerated vesting of these awards.

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

(E) Inventories

Our Inventories consist of the following:

	Successor Company	Predecessor Company
	September 30, 2007	December 31, 2006
	(In millions)
Gas in Underground Storage (Current)	$115.9	$225.2
Product Inventories	15.0	20.4
Materials and Supplies	23.7	29.4
	$154.6	$275.0

(F) Goodwill

In accordance with the provisions of SFAS No. 141, Business Combinations, as a result of the Going Private transaction, all previously recorded goodwill assigned to our reportable segments at May 31, 2007 was eliminated, and the goodwill arising from this transaction was allocated among our segments. Changes in the carrying amount of our goodwill for the five months ended May 31, 2007 and the four months ended September 30, 2007 are summarized as follows:

Predecessor Company:	December 31, 2006	Adjustments[3]	May 31, 2007
	(In millions)
Power Segment	$24.8	$-	$24.8
Kinder Morgan Canada Segment[1]	65.0	(65.0)	-
Terasen Gas Segment[2]	692.6	(692.6)	-
KMP – Products Pipelines Segment	943.4	(14.1)	929.3
KMP – Natural Gas Pipelines Segment	288.4	-	288.4
KMP – CO2 Segment	72.4	(0.5)	71.9
KMP – Terminals Segment	365.2	(2.7)	362.5
KMP – Trans Mountain Segment[1]	592.0	(360.2)	231.8

Consolidated Total	$3,043.8	$(1,135.1)	$1,908.7

Successor Company:	Allocation of Goodwill June 1, 2007	Adjustments[4]	September 30, 2007
	(In millions)
NGPL Segment	$4,624.3	$-	$4,624.3
KMP – Products Pipelines Segment	2,586.9	187.5	2,774.4
KMP – Natural Gas Pipelines Segment	3,058.7	(128.2)	2,930.5
KMP – CO2 Segment	1,454.2	(75.1)	1,379.1
KMP – Terminals Segment	1,546.1	198.8	1,744.9
KMP – Trans Mountain Segment	231.8	17.2	249.0

Consolidated Total	$13,502.0	$200.2	$13,702.2

_________________

Knight Inc. Form 10-Q

1

Kinder Morgan Energy Partners acquired Trans Mountain from us on April 30, 2007. Prior to this transaction, Trans Mountain was in the Kinder Morgan Canada Segment. After the $377.1 million impairment of this asset, discussed further below, the remaining goodwill related to Trans Mountain was transferred to the KMP – Trans Mountain Segment. As a result of the sale of Terasen Pipelines (Corridor) Inc. and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in previous filings as Kinder Morgan Canada is no longer reported. See Note 8.

2

As discussed in Note 6, we closed the sale of our Terasen Gas segment on May 17, 2007.

3

Adjustments include (i) changes discussed in 1 and 2 above, (ii) the translation of goodwill denominated in foreign currencies and (iii) reductions in the allocation of equity method goodwill due to reductions in KMI’s ownership percentage of KMP.

4

Adjustments to all segments except Trans Mountain are due to purchase price adjustments and reallocation of goodwill related to the Going Private transaction. Adjustment to Trans Mountain segment due to translation of goodwill denominated in foreign currency.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual impairment tests determined that the carrying value of goodwill was not impaired. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of both September 30, 2007 and December 31, 2006, we have reported $138.2 million of equity method goodwill within the caption “Investments” in the accompanying Consolidated Balance Sheets. This amount is based on the best information available to management at this time. In conjunction with the Going Private transaction, we are currently evaluating the recorded amount of equity method goodwill.

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. This transaction was completed April 30, 2007. This transaction caused us to evaluate the fair value of the Trans Mountain pipeline system, in determining whether goodwill related to these assets was impaired. Accordingly, based on our consideration of supporting third-party information obtained regarding the fair values of the Trans Mountain pipeline system assets, a goodwill impairment charge of $377.1 million was recorded in the first quarter of 2007.

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

	Successor Company	Predecessor Company
	September 30, 2007	December 31, 2006
	(In millions)
Customer Relationships, Contracts and Agreements:
Gross Carrying Amount	$251.2	$253.8
Accumulated Amortization	(5.2)	(36.2)
Net Carrying Amount	246.0	217.6

Technology-based Assets, Lease Value and Other:
Gross Carrying Amount	11.7	13.3
Accumulated Amortization	(0.1)	(1.4)
Net Carrying Amount	11.6	11.9

Total Other Intangibles, Net	$257.6	$229.5

On September 1, 2007, Kinder Morgan Energy Partners purchased certain assets from Marine Terminals, Inc. (see Note 4) and allocated $39.8 million of the purchase price to intangible assets. The $39.8 million of intangibles represents the estimated fair value of intangible customer relationships, which encompasses both the contractual life of customer contracts plus any future customer relationship value beyond the contract life. As of the acquisition date, the estimated useful life of these intangibles is 20 years.

Knight Inc. Form 10-Q

Amortization expense on our intangibles consisted of the following (in millions):

	Successor Company		Predecessor Company
	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007	2007	2006	2006
Customer Relationships, Contracts and Agreements	$3.9	$5.1	$6.1	$3.8	$11.2
Technology-based Assets, Lease Value and Other[1]	0.1	0.1	0.2	-	0.1
Total Amortization	$4.0	$5.2	$6.3	$3.8	$11.3

_______________

1

Expense for the three months ended September 30, 2006 was less than $0.1 million.

As of September 30, 2007, the weighted-average amortization period for our intangible assets was approximately 18.0 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $17.0 million, $16.2 million, $15.7 million, $15.6 million and $15.6 million, respectively. The amortization periods are based on the best information available to management at this time. In conjunction with the Going Private transaction, we are currently evaluating the amortization periods of our intangible assets.

(H) Accounting for Minority Interests

The caption “Minority Interests in Equity of Subsidiaries” in the accompanying interim Consolidated Balance Sheets consists of the following:

	Successor Company	Predecessor Company
	September 30,	December 31,
	2007	2006
	(In millions)
Kinder Morgan Energy Partners	$1,565.4	$1,727.7
Kinder Morgan Management, LLC	1,677.7	1,328.4
Triton Power	33.1	25.9
Other	13.1	13.5
	$3,289.3	$3,095.5

On August 14, 2007, Kinder Morgan Energy Partners paid a quarterly distribution of $0.85 per common unit for the quarterly period ended June 30, 2007, of which $126.4 million was paid to the public holders (represented in minority interests) of Kinder Morgan Energy Partners’ common units. On October 17, 2007, Kinder Morgan Energy Partners declared a distribution of $0.88 per common unit for the quarterly period ended September 30, 2007. The distribution will be paid on November 14, 2007, to unitholders of record as of October 31, 2007.

(I) Asset Retirement Obligations (“ARO”)

We have recorded an obligation associated with the retirement of tangible long-lived assets and the associated retirement costs.

We have included $1.4 million of our total asset retirement obligations as of September 30, 2007 in the caption “Current Liabilities: Other” and the remaining $52.3 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet. A reconciliation of the changes in our accumulated asset retirement obligations for the four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006 are as follows, and additional information regarding our asset retirement obligations is included in our 2006 Form 10-K:

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company
	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2007	2006
	(In millions)	(In millions)
Beginning of Period	$53.1	$52.5	$3.2
KMP ARO Consolidated into KMI[1]	N/A	N/A	43.2
Additions	-	0.2	5.0
Liabilities Settled	(0.3)	(0.7)	(2.2)
Accretion Expense	0.9	1.1	1.9
End of Period	$53.7	$53.1	$51.1

1

Amount represents asset retirement obligation balances of Kinder Morgan Energy Partners as of December 31, 2005. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the transactions, accounts and balances of Kinder Morgan Energy Partners are included in our consolidated results as discussed in Note 1(A).

(J) Related Party Transactions

Significant Investors

As discussed under “General” elsewhere herein, as a result of the Going Private transaction, a number of individuals and entities became significant investors in us. By virtue of the size of their ownership interest, two of those investors became “related parties” to us as that term is defined in the authoritative accounting literature: (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”). We enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. At September 30, 2007, the fair values of these derivative contracts are included in the accompanying interim Consolidated Balance Sheet within the captions indicated in the following table (in millions):

Derivative Asset (Liability):
Current Assets: Other	$0.5
Current Liabilities: Other	$(129.2)
Other Liabilities and Deferred Credits: Other	$(169.6)

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The outstanding note receivable balance was $93.1 million and $90.9 million as of December 31, 2006 and September 30, 2007, respectively. Of these amounts, $3.4 million and $2.3 million were included within “Accounts, Notes and Interest Receivable, Net: Related Parties” in our accompanying interim Consolidated Balance Sheet as of December 31, 2006 and September 30, 2007, respectively, and the remainder was included within “Notes Receivable – Related Parties” in our accompanying interim Consolidated Balance Sheet at each reporting date.

Knight Inc. Form 10-Q

(K) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Successor Company	Predecessor Company
	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2007	2006
	(In millions)	(In millions)
Accounts Receivable	$70.3	$(31.9)	$214.4
Materials and Supplies Inventory	0.8	(1.7)	4.1
Other Current Assets	3.6	0.5	22.9
Accounts Payable	(7.8)	26.3	(338.0)
Other Current Liabilities	(15.7)	(196.1)	38.3
	$51.2	$(202.9)	$(58.3)

Supplemental Disclosures of Cash Flow Information:

	Successor Company	Predecessor Company
	Four Months Ended September 30,	Five Months Ended May 31,	Nine Months Ended September 30,
	2007	2007	2006
	(In millions)	(In millions)
Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$390.3	$381.8	$627.1
Income Taxes Paid, Including Amounts Related to Prior Periods	$141.8	$133.3	$264.5

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

We made non-cash grants of restricted shares of common stock during the nine months ended September 30, 2006.

In March 2006, Kinder Morgan Energy Partners made a $17.0 million contribution of net assets, increasing its investment in Coyote Gas Treating, LLC.

During the four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006, we acquired $1.0 million, $18.5 million and $3.7 million, respectively, of assets by the assumption of liabilities.

During the four months ended September 30, 2007, we recorded $64.8 million of non-cash credits to income for settlements of derivatives that were revalued due to the application of the purchase method of accounting for the Going Private transaction, which are included in our accompanying interim Consolidated Statement of Cash Flows for the four months ended September 30, 2007 in the caption “Non-Cash Credits to Income for Settlement of Revalued Derivatives.”

(L) Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is interest expense net of the debt component of the allowance for funds used during construction, which was $11.7 million and $2.9 million for the three months ended September 30, 2007 and 2006, respectively, and $14.6 million, $12.2 million and $18.4 million for

Knight Inc. Form 10-Q

the four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006, respectively.

(M) Income Taxes

The effective tax rate (calculated by dividing the amount in the caption “Income Taxes” as shown in the accompanying interim Consolidated Statements of Operations by the amount in the caption “Income from Continuing Operations Before Income Taxes”) was 45.3% for the three months ended September 30, 2007, 44.8% for the four months ended September 30, 2007, and, excluding the $377.1 million pre-tax impairment charge related to nondeductible goodwill of Trans Mountain, 48.4% for the five months ended May 31, 2007. These effective tax rates reflect, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) minority interest associated with Kinder Morgan Management, (iii) taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners, (iv) taxes applicable to our foreign operations and (v) fees incurred in the Going Private transaction, which we are currently evaluating to determine deductibility, and the decrease attributable to the tax benefit from our Terasen acquisition structure. The effective tax rate was 33.1% for the three months ended September 30, 2006 and 33.5% for the nine months ended September 30, 2006. These effective tax rates reflect, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) minority interest associated with Kinder Morgan Management, (iii) taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners and (iv) taxes applicable to our Canadian operations and decreases attributable to (i) a reduction in the effective tax rate applied in calculating deferred taxes due to a decrease in the state effective tax rate and (ii) tax benefits resulting from our Terasen Inc. acquisition financing structure.

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. We recorded a book gain on this disposition of $55.7 million in May 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $45 million of this loss will be utilized to reduce capital gain principally associated with the sale of our U.S.-based retail natural gas operations resulting in a tax benefit of approximately $16.8 million. The remaining capital loss carryforward of $953.6 million expires in 2012. A valuation allowance has been recorded for the full amount of the capital loss carryforward.

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $63.1 million. Included in the balance of unrecognized tax benefits at January 1, 2007, are $41.6 million of tax benefits that, if recognized prior to the Going Private transaction, would have affected the effective tax rate. Subsequent to the Going Private transaction, the $41.6 million of unrecognized tax benefits, if recognized, would not affect the effective tax rate but would be recorded as an adjustment of goodwill under EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. We recorded a $4.8 million decrease in the January 1, 2007 retained earnings balance as a result of the implementation of FIN 48.

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

Knight Inc. Form 10-Q

2.

Comprehensive Income

Our comprehensive income is as follows (in millions):

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net Income	$85.7	$144.2
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(25.5)	29.3
Reclassification of Change in Fair Value of Derivatives to Net Income	(20.2)	4.2
Employee Benefit Plans:
Prior Service Cost Arising During Period	-	-
Net Gain Arising During Period	-	-
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	-	-
Amortization of Net Loss Included in Net Periodic Benefit Costs	(0.1)	-
Change in Foreign Currency Translation Adjustment	14.1	(11.5)
Other Comprehensive Income (Loss)	(31.7)	22.0

Comprehensive Income	$54.0	$166.2

	Successor Company	Predecessor Company
	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
Net Income	$115.9	$65.9	$495.1
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(44.5)	(21.3)	32.2
Reclassification of Change in Fair Value of Derivatives to Net Income	(21.1)	10.3	21.3
Employee Benefit Plans:
Prior Service Cost Arising During Period	-	(1.7)	-
Net Gain Arising During Period	-	11.4	-
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	-	(0.4)	-
Amortization of Net Loss Included in Net Periodic Benefit Costs	(0.1)	1.4	-
Change in Foreign Currency Translation Adjustment	12.7	40.1	57.8
Other Comprehensive Income (Loss)	(53.0)	39.8	111.3

Comprehensive Income	$62.9	$105.7	$606.4

The Accumulated Other Comprehensive Loss balance of $50.1 million at September 30, 2007 consisted of (i) $62.8 million representing unrecognized net losses on hedging activities and (ii) $12.7 million representing foreign currency translation gain adjustments.

3.

Kinder Morgan Management, LLC

On August 14, 2007, Kinder Morgan Management made a distribution of 0.016331 of its shares per outstanding share (1,143,661 total shares valued at $54.1 million) to shareholders of record as of July 31, 2007, based on the $0.85 per common unit distribution declared by Kinder Morgan Energy Partners. On November 14, 2007, Kinder Morgan Management will make a distribution of 0.017686 of its shares per outstanding share (1,258,778 total shares) to shareholders of record as of

Knight Inc. Form 10-Q

October 31, 2007, based on the $0.88 per common unit distribution declared by Kinder Morgan Energy Partners. Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

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

As of September 30, 2007, the entire purchase price has been allocated to property, plant and equipment. The allocation of the purchase price was preliminary, pending final determination of working capital and deferred income tax balances at the time of acquisition. We expect these final purchase price adjustments to be made by the end of 2007.

Vancouver Wharves Terminal

On May 30, 2007, Kinder Morgan Energy Partners purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for aggregate consideration of $56.6 million, consisting of $38.3 million in cash and $18.3 million in assumed liabilities. We allocated $6.3 million of the combined purchase price to current assets and the remaining $50.3 million to property, plant and equipment.

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

Marine Terminals, Inc.

Effective September 1, 2007, Kinder Morgan Energy Partners acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of approximately $101.4 million, consisting of $100.4 million in cash and an assumed liability of $1.0 million. The acquired assets and operations are primarily involved in the handling and storage of steel and alloys, and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. Combined, the five facilities handled approximately 13.4 million tons of steel products in 2006. Under long-term contracts, the acquired terminal facilities will continue to provide handling, processing, harboring and warehousing services to Nucor Corporation, one of the nation’s largest steel and steel products companies in the world.

As of September 30, 2007, we have preliminarily allocated $60.6 million of the combined purchase price to property, plant and equipment, $39.8 million to other intangibles and the remaining $1.0 million to other current and long-term assets. The $39.8 million of intangibles represents the estimated fair value of intangible customer relationships, which encompass both

Knight Inc. Form 10-Q

the contractual life of customer contracts plus any future customer relationship value beyond the contract life. As of the acquisition date, we estimated the expected useful life of these intangibles to be 20 years. The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing ferro alloy terminal operations and will provide Nucor and other customers further access to its growing national network of marine and rail terminals. All of the acquired assets are included in the Terminals - KMP business segment.

Pro forma information regarding consolidated income statement information that assumes all of the acquisitions we have made and joint ventures we have entered into since January 1, 2006, including the ones listed above, had occurred as of January 1, 2006, is not materially different from the information presented in our accompanying consolidated statements of operations.

5.

Investment and Sales

In the first nine months of 2007, Kinder Morgan Energy Partners invested $38.1 million for its share of construction costs of the Midcontinent Express Pipeline. Kinder Morgan Energy Partners owns a 50% equity interest in the approximate $1.3 billion, 500-mile interstate natural gas pipeline that will extend between Bennington, Oklahoma and Butler, Alabama.

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

During the first quarter of 2006, we sold power generation equipment for $7.5 million (net of marketing fees). This equipment was a portion of the equipment that became surplus as a result of our decision to exit the power development business. We recognized a pre-tax gain of $1.5 million associated with this sale. The book value of the remaining surplus power generation equipment available for sale at September 30, 2007 was $4.3 million.

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

Upon the sale of Kinder Morgan Energy Partners’ Douglas gathering system, Kinder Morgan Energy Partners reclassified a net loss of $2.9 million on derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions from “Accumulated Other Comprehensive Loss” into net income. We included the net amount of the gain, $15.1 million, within the caption “Operating Costs and Expenses: Other Income, Net” in our accompanying consolidated statements of operations for the nine months ended September 30, 2006.

6.

Discontinued Operations

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale are eight propane truck-loading terminals, located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets are included in our Products Pipelines – KMP business segment.

Knight Inc. Form 10-Q

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

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. We recorded a book gain on this disposition of $55.7 million in the second quarter of 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $45 million of this loss will be utilized to reduce capital gain principally associated with the sale of our U.S.-based retail gas operations (see below) resulting in a tax benefit of approximately $16.8 million. The remaining capital loss carryforward of $953.6 million expires in 2012. A valuation allowance has been recorded for the full amount of the capital loss carryforward. Based on a revised estimate of the fair values of this reporting unit based principally on this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the fourth quarter of 2006.

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million plus working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs). Incremental losses approximately $11.9 million (net of tax of $2.9 million) and approximately $0.3 million (net of tax of $0.1 million) were recorded in the third quarter of 2007 to reflect final working capital adjustments and to increase previously recorded liabilities, respectively. Incremental taxes related to these adjustments were recorded to adjust the capital loss carryforward associated with the Terasen Inc. sale. See Note 1(M) for additional information regarding our income taxes. Our Natural Gas Pipelines – KMP business segment (1) provides natural gas transportation and storage services and sells natural gas to and (2) receives natural gas transportation and storage services, natural gas and natural gas liquids and other gas supply services from the discontinued U.S.-based retail natural gas distribution business. These transactions are continuing after the sale of this business and are expected to continue to a similar extent into the future. For the three and nine months ended September 30, 2006 and the five months ended May 31, 2007, revenues and expenses of our continuing operations totaling $4.0 million and $0.8 million, $16.3 million and $1.9 million, and $3.1 million and $1.2 million, respectively for products and services sold to and purchased from our discontinued U.S.-based retail natural gas distribution operations prior to its sale in March 2007, have been eliminated in our accompanying interim Consolidated Statements of Operations. We are currently receiving fees from SourceGas, as subsidiary of GE, to provide certain administrative functions for a limited period of time and for the lease of office space. We will not have any significant continuing involvement in or retain any ownership interest in these operations and, therefore, the continuing cash flows discussed above are not considered direct cash flows of the disposal group.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented and reported in the caption, “Income (Loss) from Discontinued Operations, Net of Tax” in our accompanying interim Consolidated Statements of Operations. The assets and liabilities of the North System operations are included in our Consolidated Balance Sheet at September 30, 2007 in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current.” No such reclassification of the assets and liabilities of the North System, Terasen Pipelines (Corridor) Inc. or Terasen Inc. discontinued operations have been made to the Consolidated Balance Sheet at December 31, 2006. Summarized financial results and financial position information of these operations is as follows:

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$14.4	$275.0

Loss from Discontinued Operations Before Income Taxes	(1.4)	(22.3)
Income Taxes	(3.0)	17.8
Loss from Discontinued Operations	$(4.4)	$(4.5)

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company
	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$19.2	$921.8	$1,391.1

Earnings from Discontinued Operations Before Income Taxes	0.9	393.2	52.0
Income Taxes	(3.0)	(94.6)	11.8
Earnings from Discontinued Operations	$(2.1)	$298.6	$63.8

At September 30, 2007
(In millions)
Current Assets	$11.7
Property, Plant and Equipment, Net	216.8
Other Assets	6.4
Total Assets	$234.9

Current Liabilities	$4.6
Other Liabilities and Deferred Credits	2.3
Total Liabilities	$6.9

The cash flows attributable to discontinued operations are included in our accompanying interim Consolidated Statements of Cash Flows for the four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006 in the captions “Net Cash Flows (Used in) Provided by Discontinued Operations”, “Net Cash Flows Provided by (Used in) Discontinued Investing Activities” and “Net Cash Flows Provided by (Used in) Discontinued Financing Activities.”

7.

Financing

On May 17, 2007 and June 15, 2007, we closed transactions to sell Terasen Inc. and Terasen Pipelines (Corridor) Inc., respectively. Our consolidated debt was reduced by the debt balances of Terasen Inc. and Terasen Pipelines (Corridor) Inc., of approximately $2.9 billion, including the Capital Securities, as a result of these sales transactions. See Note 6 for additional information regarding our Discontinued Operations.

Notes Payable

We and our consolidated subsidiaries had the following credit facilities outstanding at September 30, 2007.

Credit Facilities

Knight Inc.[1]
$1.0 billion, six-year secured revolver, due May 2013
$1.0 billion, six-year and six-month secured term facility, due November 2013
$3.3 billion, seven-year secured term facility, due May 2014
Kinder Morgan Energy Partners[2]
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

Knight Inc. Form 10-Q

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

In the following table of short-term borrowings, Kinder Morgan Energy Partners’ commercial paper is supported by its respective credit facility, and is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. The short-term borrowings, including commercial paper, shown in the table below, totaling $1,003.4 million, are reported under the caption “Notes Payable” in the accompanying interim Consolidated Balance Sheet at September 30, 2007.

	September 30, 2007
	Short-term Borrowings Outstanding Under Revolving Credit Facility	Commercial Paper Outstanding	Weighted Average Interest Rate of Short-term Debt Outstanding
	(In millions)
Knight Inc.
$1.0 billion	$427.0	$-	6.73%
Kinder Morgan Energy Partners
$1.85 billion	$-	$576.4	5.75%

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

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)		(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion	$399.0	6.79%	$-	-%
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$127.7	5.72%

Commercial Paper and Bankers’ Acceptances:
Kinder Morgan Energy Partners
$1.85 billion	$528.9	5.79%	$1,002.4	5.45%
Terasen Inc.[3]
C$450 million	$-	-%	$109.0	4.99%
Terasen Gas Inc.[3]
C$500 million	$-	-%	$190.5	4.46%
Terasen Pipelines (Corridor) Inc.[3]
C$375 million	$-	-%	$125.2	3.04%

1

In conjunction with the Going Private transaction, Knight Inc. entered into a $5.755 billion credit agreement dated May 30, 2007, which included three term credit facilities, discussed following, and one revolving credit facility. Knight Inc. does not have a commercial paper program.

2

Our $800 million credit facility was terminated on May 30, 2007.

3

On February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. These transactions closed on May 17, 2007 and June 15, 2007, respectively (See Note 6).

	Successor Company		Predecessor Company
	Four Months Ended September 30, 2007		Five Months Ended May 31, 2007		Nine Months Ended September 30, 2006
	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)		(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion	$325.7	6.78%	$-	-%	$-	-%
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$134.5	5.81%	$45.7	5.72%

Commercial Paper and Bankers’ Acceptances:
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$-	-%	$4.4	4.86%
Kinder Morgan Energy Partners
$1.85 billion	$590.1	5.67%	$614.0	5.40%	$996.7	5.07%
Terasen Inc.[3]
C$450 million	$-	-%	$79.9	4.34%	$87.6	4.65%
Terasen Gas Inc.[3]
C$500 million	$-	-%	$141.5	4.23%	$170.6	3.90%
Terasen Pipelines (Corridor) Inc.[3]
C$375 million	$443.7	4.33%	$298.8	4.24%	$124.0	3.44%

Knight Inc. Form 10-Q

1

In conjunction with the Going Private transaction, Knight Inc. entered into a $5.755 billion credit agreement dated May 30, 2007, which included three term credit facilities, discussed following, and one revolving credit facility. Knight Inc. does not have a commercial paper program.

2

Our $800 million credit facility was terminated on May 30, 2007.

3

On February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. These transactions closed on May 17, 2007 and June 15, 2007, respectively (See Note 6). Accordingly, the average short-term debt outstanding and the associated weighted-average interest rate under the Terasen Inc. facilities for the five months ended May 31, 2007 and under the Terasen Pipelines (Corridor) Inc. facility for the four months ended September 30, 2007 are only through the respective dates of sale.

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

In June 2007, we repaid the borrowings outstanding under the Tranche C term facility. On September 28, 2007, we made quarterly payments of $2.5 million on the Tranche A and $8.25 million on the Tranche B term loan facilities. Additionally on July 31, 2007, we made a $100 million voluntary prepayment on the Tranche B term loan facility using the proceeds from the issuance of Kinder Morgan G.P., Inc.’s preferred shares as discussed following. At September 30, 2007, we had approximately $4.2 billion outstanding under the term loan facilities at a weighted-average interest rate of 6.61%. Average borrowings outstanding under the term loan facilities for the three and four months ended September 30, 2007 was approximately $4.2 billion and $4.3 billion, respectively, at a weighted-average interest rate of 6.85% and 6.83%, respectively.

The term loan facilities allow for one or more incremental term loan facilities and/or to increase commitments under the revolving credit facility in an aggregate amount of up to $1.5 billion provided certain conditions are met. Additionally, the revolving credit facility allows for one or more swingline loans from Citibank, N.A., in its individual capacity, up to an aggregate amount of $50.0 million provided certain conditions are met. The term loan facilities were used for financing the Going Private transaction (see Note 1(A)), paying fees and expenses incurred in connection with the Going Private transaction and are available for repaying or refinancing certain maturing debt and providing ongoing working capital and funds for other general corporate purposes.

Loans under the term loan facilities and the revolving credit facility will bear interest, at Knight Inc.’s option, at:

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

After the effective date of the Going Private transaction, the applicable margins for the Tranche A, the Tranche B, the Tranche C and revolving credit facilities will be subject to decrease pursuant to a leverage-based pricing grid. In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility. The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of our wholly-owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract. Voluntary prepayments can be made at any time on term loans, revolving credit loans and swingline loans, in each case, and on LIBOR Loans (as defined in the credit agreement) on the last day of an applicable interest period, without premium or penalty. Equal quarterly principal payments are required on the Tranche A term credit facility, totaling 1% per year of the original principal amount borrowed

Knight Inc. Form 10-Q

through 2012, followed by three quarterly payments of 23.625% of the original principal amount due each of the first three quarters in 2013, with a final payment of 23.625% at maturity. Equal quarterly principal payments are required on the Tranche B term credit facility, totaling 1% per year of the original principal amount borrowed through March of 2014, with the remaining balance due at maturity. Mandatory payments of term loans must be made with:

•

100% of the net cash proceeds (as defined in the credit agreement) of non-ordinary course of business asset sales (subject to certain reinvestment rights);

•

100% of the net cash proceeds (as defined in the credit agreement) of issuances of debt (other than permitted debt);

•

100% of the net cash proceeds (as defined in the credit agreement) from insurances proceeds or proceeds of a condemnation award from a casualty event (subject to certain reinvestment rights);

•

100% of the net cash proceeds (as defined in the credit agreement) from any permitted sale leaseback (subject to certain reinvestment rights); and

•

50% of Knight Inc.’s annual excess cash flow (as defined in the credit agreement), with such percentage subject to reduction based on Knight Inc.’s leverage.

Effective August 28, 2006, Kinder Morgan Energy Partners terminated its $250 million unsecured nine-month bank credit facility due November 21, 2006, and increased its existing five-year bank credit facility from $1.60 billion to $1.85 billion and can now be amended to allow for borrowings up to $2.1 billion. The $1.85 billion credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association as the administrative agent, and can be used for general corporate purposes and to support commercial paper issuance. This credit facility is due August 18, 2010 and includes covenants and requires payment of facility fees that are common in such arrangements. The $1.85 billion credit facility permits Kinder Morgan Energy Partners to obtain bids for fixed rate loans from members of the lending syndicate. Interest on the credit facility accrues at Kinder Morgan Energy Partners’ option at a floating rate equal to either the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%), or London Interbank Offered Rate (“LIBOR”), plus a margin, which varies depending upon the credit rating of Kinder Morgan Energy Partners’ long-term senior unsecured debt. Excluding the relatively non-restrictive specified negative covenants and events of defaults, the credit facility does not contain any provisions designed to protect against a situation where a party to an agreement is unable to find a basis to terminate that agreement while its counterparty’s impending financial collapse is revealed and perhaps hastened through the default structure of some other agreement. The credit facility does not contain a material adverse change clause coupled with a lockbox provision; however, the facility does provide that the margin Kinder Morgan Energy Partners will pay with respect to borrowings and the facility fee that Kinder Morgan Energy Partners will pay on the total commitment will vary based on Kinder Morgan Energy Partners’ senior debt investment rating. None of Kinder Morgan Energy Partners debt is subject to payment acceleration as a result of any change to their credit ratings.

Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted our basis in our long-term debt to reflect their fair values and the adjustments are being amortized until the debt securities mature. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” of the accompanying interim Consolidated Balance Sheet at September 30, 2007 were $94.3 million and $1.3 million representing a decrease to the carrying value of our long-term debt and an increase in the balance of our value of interest rate swaps, respectively.

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

Long-term Debt

On September 3, 2007, we made a $5.0 million payment on our 6.50% Series Debentures, Due 2013.

On August 28, 2007, Kinder Morgan Energy Partners issued $500 million of its 5.85% senior notes due September 15, 2012. Kinder Morgan Energy Partners used the $497.8 million net proceeds received after underwriting discounts and commissions to reduce the borrowings under its commercial paper program.

On August 15, 2007, Kinder Morgan Energy Partners repaid $250 million of 5.35% senior notes that matured on that date.

Knight Inc. Form 10-Q

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

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own (see Note 4). As part of Kinder Morgan Energy Partners’ purchase price, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of September 30, 2007, the outstanding balance under the note was $43.9 million.

For the five months ended May 31, 2007, average borrowings under TGVI’s C$350 million credit facility were $255.1 million at a weighted-average rate of 4.43%. For the five months ended May 31, 2007, average borrowings under the C$20 million demand facility were $3.3 million at a weighted-average rate of 5.31%.

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

On September 1, 2006, we made a $5.0 million payment on our 6.50% Series Debentures, Due 2013.

Rockies Express Pipeline LLC

Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC (“Rockies Express”)) was deconsolidated and subsequently is accounted for under the equity method of accounting. Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility, due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

On September 20, 2007, Rockies Express issued $600 million in principal amount of senior unsecured floating rate notes. The notes have a maturity date of August 20, 2009, and interest on these notes is paid and computed quarterly on an interest rate of three-month LIBOR plus a spread. Upon issuance of the notes, Rockies Express entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and a maturity date of August 20, 2009.

On April 28, 2006, Rockies Express entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. This facility can be amended to allow for borrowings up to $2.5 billion. Borrowings under the Rockies Express credit facility and commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings do not reduce the borrowings allowed under our credit facilities described elsewhere in this report.

In addition to the $600 million in senior notes, as of September 30, 2007, Rockies Express had $1,380.2 million of commercial paper outstanding with an average interest rate of approximately 5.76%, and there were no borrowings under its five-year credit facility. Accordingly, as of September 30, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $1,009.9 million (51% of total borrowings).

Knight Inc. Form 10-Q

Common Stock – Financing of the Going Private Transaction

On May 30, 2007, investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, completed the Going Private transaction. As of the closing date of the Going Private transaction, Kinder Morgan, Inc. had 149,316,603 common shares outstanding, before deducting 15,030,135 shares held in treasury. The Going Private transaction, including associated fees and expenses, was financed through (i) $5.0 billion in new equity financing from private equity funds and other entities providing equity financing, (ii) approximately $2.9 billion from rollover investors, who were certain current or former directors, officers or other members of management of Kinder Morgan, Inc. (or entities controlled by such persons) that directly or indirectly reinvested all or a portion of their equity interests in Kinder Morgan, Inc. and/or cash in exchange for equity interests in Knight Holdco LLC, the parent of the surviving entity of the Going Private transaction, (iii) approximately $4.8 billion of new debt financing, (iv) approximately $4.5 billion of our existing indebtedness (excluding debt of Terasen Pipelines (Corridor) Inc., which was divested on June 15, 2007) and (v) $1.7 billion of cash on hand resulting from the sale of our U.S.-based and Canada-based retail natural gas distribution operations (see Note 6). In connection with the Going Private transaction, on May 30, 2007, we filed a certificate with the State of Kansas changing the total number of shares of all classes of stock that can be authorized for issuance under our restated articles of incorporation, as amended, to 100 shares of common stock having a par value of $0.01 per share. On May 30, 2007, we issued 100 shares of our common stock to Knight Midco Inc. After the Going Private transaction was completed, our shares were delisted from the New York Stock Exchange.

Kinder Morgan Energy Partners’ Common Units

On August 14, 2007, Kinder Morgan Energy Partners paid a cash distribution of $0.85 per common unit for the quarterly period ended June 30, 2007, of which $126.4 million was paid to the public holders of Kinder Morgan Energy Partners’ common units. The distributions were declared on July 18 2007, payable to unitholders of record as of July 31, 2007. On October 17, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.88 per common unit for the quarterly period ended September 30, 2007. The distribution will be paid on November 14, 2007, to unitholders of record as of October 31, 2007. See Note 1(H) for additional information regarding our minority interests.

Kinder Morgan G.P., Inc. Preferred Shares

On July 27, 2007, Kinder Morgan G.P., Inc. sold 100,000 shares of its $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057 to a single purchaser. We used the net proceeds of approximately $98.6 million after the initial purchaser’s discounts and commissions to reduce debt. Until August 18, 2012, dividends will accumulate, commencing on the issue date, at a fixed rate of 8.33% per annum and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s board of directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2007. After August 18, 2012, dividends on the preferred stock will accumulate at a floating rate of the 3-month LIBOR plus 3.8975% and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s board of directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2012. The preferred stock has approval rights over a commencement of or filing of voluntary bankruptcy by Kinder Morgan Energy Partners or its SFPP or Calnev subsidiaries.

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

8.

Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) Power, the ownership and operation of natural gas-fired electric generation facilities; (3) Express Pipeline System, the ownership of a one-third interest in a crude pipeline system accounted for under the equity method; (4) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (5) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (6) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas and the ownership and operation of a crude oil pipeline system in West Texas; (7) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials

Knight Inc. Form 10-Q

handling facilities located throughout the United States and Canada; and (8) Trans Mountain – KMP, the ownership and operation of a pipeline system that transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the State of Washington, U.S.A. In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In June 2007, we completed the sale of the Corridor Pipeline System to Inter Pipeline Fund. As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also was reported in the Kinder Morgan Canada business segment in previous periods, is now reported in the segment referred to as “Express.” In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the sale of the North System and also its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. See Note 6 for additional information regarding discontinued operations.

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

Knight Inc. Form 10-Q

BUSINESS SEGMENT INFORMATION

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL	$158.1	$146.4
Power	5.0	7.4
Express	8.6	4.4
Products Pipelines – KMP[1]	145.2	112.3
Natural Gas Pipelines – KMP[1]	142.3	140.7
CO2 – KMP[1]	184.2	127.1
Terminals – KMP[1]	109.4	98.4
Trans Mountain – KMP[1]	22.1	16.0
Total Segment Earnings Before DD&A	774.9	652.7
Depreciation, Depletion and Amortization	(204.1)	(136.2)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)
Other	0.5	3.3
Interest and Corporate Expenses, Net[2]	(426.0)	(304.4)
Add Back: Income Taxes Included in Segments Above[1]	20.8	8.2
Income from Continuing Operations Before Income Taxes	$164.7	$222.2

Revenues from External Customers:
NGPL	$311.3	$289.2
Power	21.0	23.3
Products Pipelines – KMP	202.6	197.5
Natural Gas Pipelines – KMP	1,526.8	1,646.4
CO2 – KMP	256.8	192.3
Terminals – KMP	247.1	223.0
Trans Mountain – KMP	42.6	33.6
Other	0.8	1.6
Total Revenues	$2,609.0	$2,606.9

Intersegment Revenues:
NGPL	$2.1	$1.2
Natural Gas Pipelines – KMP	-	4.0
Terminals – KMP	0.1	0.1
Total Intersegment Revenues	$2.2	$5.3

Depreciation, Depletion and Amortization:
NGPL	$17.8	$26.3
Power	0.1	0.5
Products Pipelines – KMP	25.1	18.6
Natural Gas Pipelines – KMP	20.9	16.0
CO2 – KMP[3]	109.6	50.7
Terminals – KMP	24.8	19.3
Trans Mountain – KMP	5.7	4.6
Other	0.1	0.2
Total Consolidated Depreciation, Depletion and Amortization	$204.1	$136.2

Capital Expenditures – Continuing Operations:
NGPL	$54.8	$51.5
Products Pipelines – KMP	68.1	30.7
Natural Gas Pipelines – KMP	63.7	18.7
CO2 – KMP	111.7	75.3
Terminals – KMP	139.0	65.4
Trans Mountain – KMP	70.0	34.9
Other	-	1.4
Total Capital Expenditures – Continuing Operations	$507.3	$277.9

Knight Inc. Form 10-Q

1

Income taxes of Kinder Morgan Energy Partners of $20.8 million and $8.2 million for the three months ended September 30, 2007 and 2006, respectively, are included in segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments.

2

Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.

3

Includes depreciation, depletion and amortization expense associated with (i) oil and gas producing and gas processing activities in the amount of $104.3 million and $45.8 million for the three months ended September 30, 2007 and 2006, respectively, and  (ii) sales and transportation services activities in the amount of $5.3 million and $4.9 million for the three months ended September 30, 2007 and 2006, respectively.

	Successor Company	Predecessor Company
	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL	$217.5	$267.4	$445.2
Power	7.4	8.9	18.6
Express	11.3	5.4	11.6
Products Pipelines – KMP[1]	192.6	224.4	346.5
Natural Gas Pipelines – KMP[1]	192.1	228.5	435.1
CO2 – KMP[1]	241.4	210.0	372.9
Terminals – KMP[1]	147.7	172.3	290.0
Trans Mountain – KMP[1]	30.9	(337.4)	50.1
Total Segment Earnings Before DD&A	1,040.9	779.5	1,970.0
Depreciation, Depletion and Amortization	(276.3)	(261.0)	(384.8)
Amortization of Excess Cost of Equity Investments	(1.9)	(2.4)	(4.2)
Other	1.1	2.9	8.9
Interest and Corporate Expenses, Net[2]	(570.7)	(631.8)	(961.8)
Add Back Income Taxes Included in Segments Above[1]	20.8	15.6	20.1
(Loss) Income from Continuing Operations Before Income Taxes	$213.9	$(97.2)	$648.2

Revenues from External Customers:
NGPL	$410.5	$424.5	$797.0
Power	29.9	19.9	51.5
Products Pipelines – KMP	269.3	331.9	547.8
Natural Gas Pipelines – KMP	2,114.7	2,637.6	5,065.9
CO2 – KMP	336.6	324.2	552.8
Terminals – KMP	326.6	364.2	649.3
Trans Mountain – KMP	57.0	62.8	94.1
Other	1.3	-	3.2
Total Revenues	$3,545.9	$4,165.1	$7,761.6

Intersegment Revenues:
NGPL	$2.7	$2.0	$2.9
Natural Gas Pipelines – KMP	-	3.0	16.3
Terminals – KMP	0.2	0.3	0.5
Total Intersegment Revenues	$2.9	$5.3	$19.7

Depreciation, Depletion and Amortization:
NGPL	$23.7	$45.3	$78.2
Power[3]	0.1	(4.2)	1.6
Products Pipelines – KMP	33.6	33.6	54.9
Natural Gas Pipelines – KMP	27.7	26.8	47.9
CO2 – KMP[4]	149.4	116.3	132.0
Terminals – KMP	34.3	34.4	55.3
Trans Mountain – KMP	7.2	8.2	14.3
Other	0.3	0.6	0.6
Total Consolidated Depreciation, Depletion and Amortization	$276.3	$261.0	$384.8

Knight Inc. Form 10-Q

BUSINESS SEGMENT INFORMATION (continued)

1

Income taxes of Kinder Morgan Energy Partners of $20.8 million, $15.6 million and $20.1 million for four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006, respectively, are included in segment earnings.

2

Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.

3

2007 includes a $5.0 million credit from the adjustment of a reserve related to the purchase of power generating equipment.

4

Includes depreciation, depletion and amortization expense associated with (i) oil and gas producing and gas processing activities in the amount of $142.3 million, $107.4 million and $117.7 million for, the four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006, respectively, and  (ii) sales and transportation services activities in the amount of $7.1 million, $8.9 million and $14.3 million for the four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006, respectively

	Successor Company	Predecessor Company
	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)	(In millions)
Capital Expenditures – Continuing Operations:
NGPL	$69.9	$77.3	$120.7
Products Pipelines – KMP	91.4	79.5	151.9
Natural Gas Pipelines – KMP	96.2	66.6	228.3
CO2 – KMP	140.1	133.3	208.4
Terminals – KMP	180.9	169.9	162.7
Trans Mountain – KMP	76.0	109.0	59.8
Other	1.6	17.2	9.0
Total Capital Expenditures – Continuing Operations	$656.1	$652.8	$940.8

Successor Company
September 30, 2007
(In millions)
Assets:
NGPL	$6,484.0
Power	149.4
Express	409.2
Products Pipelines – KMP	7,263.8
Natural Gas Pipelines – KMP	7,174.0
CO2 – KMP	4,350.4
Terminals – KMP	4,704.3
Trans Mountain – KMP	1,323.5
Total segment assets	31,858.6
Assets Held for Sale	234.9
Other[1]	390.8
Total Consolidated Assets	$32,484.3

1

Includes assets of cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Knight Inc. Form 10-Q

GEOGRAPHIC INFORMATION

Following is geographic information regarding the revenues and long-lived assets of our business segments.

	Successor Company
	Three Months Ended September 30, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$311.3	$-	$-	$311.3
Power	21.0	-	-	21.0
Products Pipelines – KMP	191.8	10.8	-	202.6
Natural Gas Pipelines – KMP	1,523.2	-	3.6	1,526.8
CO2 – KMP	256.8	-	-	256.8
Terminals – KMP	234.6	11.2	1.3	247.1
Trans Mountain	3.3	39.3	-	42.6
Other	-	0.8	-	0.8
	$2,542.0	$62.1	$4.9	$2,609.0

	Predecessor Company
	Three Months Ended September 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$289.2	$-	$-	$289.2
Power	23.3	-	-	23.3
Products Pipelines – KMP	195.1	2.4	-	197.5
Natural Gas Pipelines – KMP	1,642.9	-	3.5	1,646.4
CO2 – KMP	192.3	-	-	192.3
Terminals – KMP	221.7	-	1.3	223.0
Trans Mountain	2.8	30.8	-	33.6
Other	-	1.6	-	1.6
	$2,567.3	$34.8	$4.8	$2,606.9

	Successor Company
	Four Months Ended September 30, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$410.5	$-	$-	$410.5
Power	29.9	-	-	29.9
Products Pipelines – KMP	256.0	13.3	-	269.3
Natural Gas Pipelines – KMP	2,110.0	-	4.7	2,114.7
CO2 – KMP	336.6	-	-	336.6
Terminals – KMP	310.2	14.8	1.6	326.6
Trans Mountain	4.3	52.7	-	57.0
Other	-	1.3	-	1.3
	$3,457.5	$82.1	$6.3	$3,545.9

Knight Inc. Form 10-Q

	Predecessor Company
	Five Months Ended May 31, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$424.5	$-	$-	$424.5
Power	19.9	-	-	19.9
Products Pipelines – KMP	321.9	10.0	-	331.9
Natural Gas Pipelines – KMP	2,631.8	-	5.8	2,637.6
CO2 – KMP	324.2	-	-	324.2
Terminals – KMP	362.0	-	2.2	364.2
Trans Mountain	4.5	58.3	-	62.8
	$4,088.8	$68.3	$8.0	$4,165.1

	Predecessor Company
	Nine Months Ended September 30, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Revenues from External Customers:
NGPL	$797.0	$-	$-	$797.0
Power	51.5	-	-	51.5
Products Pipelines – KMP	539.0	8.8	-	547.8
Natural Gas Pipelines – KMP	5,055.4	-	10.5	5,065.9
CO2 – KMP	552.8	-	-	552.8
Terminals – KMP	645.3	-	4.0	649.3
Trans Mountain	8.0	86.1	-	94.1
Other	-	3.2	-	3.2
	$7,649.0	$98.1	$14.5	$7,761.6

	Successor Company
	At September 30, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
Long-lived Assets[2]:
NGPL	$1,662.2	$-	$-	$1,662.2
Power	119.6	-	-	119.6
Express	283.4	121.5	-	404.9
Products Pipelines – KMP	4,286.5	107.2	-	4,393.7
Natural Gas Pipelines – KMP	3,612.0	-	83.1	3,695.1
CO2 – KMP	2,813.0	-	-	2,813.0
Terminals – KMP	2,397.4	193.3	6.9	2,597.6
Trans Mountain – KMP	13.8	1,006.9	-	1,020.7
Assets Held for Sale	223.2	-	-	223.2
Other	210.5	10.6	-	221.1
	$15,621.6	$1,439.5	$90.0	$17,151.1

________________

1

Terminals – KMP includes revenues of $1.3 million for both the three-month periods ended September 30, 2007 and 2006, $1.6 million for the four months ended September 30, 2007, $2.2 million for the five months ended May 31, 2007 and $4.0 million for the nine months ended September 30, 2006, and long-lived assets of $6.9 million at September 30, 2007 attributable to operations in the Netherlands.

2

Long-lived assets exclude goodwill and other intangibles, net.

Knight Inc. Form 10-Q

9.

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

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Apart from our derivatives for retail distribution gas supply contracts under Terasen Gas (the sale of which was closed during the second quarter, see Note 6), during each period presented in the accompanying interim consolidated statements of operations, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges in accordance with SFAS No. 133. We recognized a pre-tax loss of approximately $0.2 million and a pre-tax gain of $0.3 million in the three months and four months ended September 30, 2007, respectively, a pre-tax loss of $0.7 million in the five months ended May 31, 2007, and pre-tax gains of approximately $3.2 million and $4.9 million in the three and nine month periods ending September 30, 2006, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Oil and Product Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the associated gains and losses included in accumulated other comprehensive income into earnings. During the three months and four months ended September 30, 2007 and the five months ended May 31, 2007, we reclassified gains of $20.2 million, gains of $21.1 million, and losses of $11.4 million, respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during these periods. During the three and nine months ended September 30, 2006 we reclassified $4.2 million and $21.3 million, respectively, of accumulated other comprehensive loss into earnings as a result of hedged forecasted transactions occurring during these periods. During the five months ended May 31, 2007, we reclassified $1.1 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. During the three months and four months ended September 30, 2007, we did not reclassify any of our accumulated other comprehensive loss into earnings as a result of the discontinuance of cash flow hedges. During the next twelve months, we expect to reclassify approximately $25.5 million of losses from accumulated other comprehensive income to earnings.

Derivative instruments that are entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts reflect the amounts that we would receive or pay to terminate the contracts at the reporting date and are included in the accompanyhing interim Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 within the captions indicated in the following table (in millions):

	Successor Company	Predecessor Company
	September 30, 2007	December 31, 2006
Derivatives Asset (Liability)
Current Assets: Other	$48.2	$133.6
Current Assets: Assets Held for Sale	$-	$9.0
Deferred Charges and Other Assets	$4.4	$13.8
Assets Held for Sale, Non-current	$-	$0.1
Current Liabilities: Other	$(442.5)	$(556.9)
Current Liabilities: Liabilities Held for Sale	$-	$(18.0)
Other Liabilities and Deferred Credits: Other	$(513.1)	$(510.2)
Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current	$-	$(0.1)

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

Knight Inc. Form 10-Q

Interest Rate Risk Management

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements. These hedging relationships are accounted for under SFAS No. 133 as qualifying fair value hedges. Accordingly, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. The fair value of the swaps of $55.2 million and $40.3 million at September 30, 2007 is included in the accompanying interim Consolidated Balance Sheet within the captions “Deferred Charges and Other Assets” and “Other Liabilities and Deferred Credits: Other,” respectively. We record interest expense equal to the floating rate payments, which is accrued monthly and paid semi-annually.

On August 15, 2007, two separate fixed-to-floating interest rate swap agreements held by Kinder Morgan Energy Partners having a combined notional principal amount of $200 million matured. The maturing swap agreements were associated with the $250 million of 5.35% senior notes held by Kinder Morgan Energy Partners that also matured on that date.

On August 1, 2007, we terminated our interest rate swap agreement with a notional amount of $375 million associated with our 5.35% Senior Notes due 2011. On September 7, 2007, we terminated our interest rate swap agreement with a notional amount of $350 million associated with our 6.50% Senior Notes due 2012. Also on September 7, 2007, we terminated our interest rate swap agreement with a notional amount of $425 million associated with our 5.70% Senior Notes due 2016. We recognized gains on these terminations totaling approximately $24.5 million, which amounts are being amortized to interest expense over the periods the associated Senior Notes remain outstanding.

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

As of September 30, 2007 we had outstanding the following interest rate swap agreements being accounted for as fair value hedges under SFAS No. 133:

(i)

A fixed-to-floating interest rate swap agreement with a notional principal amount of $275 million, which effectively converts 50% of the interest expense associated with Kinder Morgan Finance Company, ULC’s 6.40% Senior Notes due 2036 from fixed rates to floating rates,

(ii)

fixed-to-floating interest rate swap agreements under Kinder Morgan Energy Partners having a combined notional principal amount of $2.3 billion, which effectively convert the interest expense associated with certain series of its senior notes from fixed rates to floating rates.

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the three and four months ended September 30, 2007 and the five months ended May 31, 2007. The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment under the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheets.

Knight Inc. Form 10-Q

Due to the divestiture of a significant portion of our Canadian operations (see Note 6), we terminated approximately C$2,213 million of our cross-currency interest rate swaps during the second quarter of 2007. We paid a total of approximately US$194.5 million to terminate these swaps. The portion of accumulated losses on these hedges relating to the disposed Canadian operations was included in the corresponding gain or loss on sale calculation for each asset group divested. The combined notional value of our remaining cross-currency interest rate swaps at September 30, 2007 is approximately C$281.6 million. The fair value of the swaps as of September 30, 2007 is a liability of US$49.4 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

10.

Employee Benefits

Knight Inc.

(A)

Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows (in millions):

	Successor Company		Predecessor Company
	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007	2007	2006	2006
Service Cost	$2.7	$3.6	$4.5	$2.8	$8.5
Interest Cost	3.3	4.5	5.6	3.1	9.4
Expected Return on Assets	(5.7)	(7.7)	(9.6)	(5.3)	(16.0)
Amortization of Prior Service Credit	-	-	0.1	0.1	0.1
Amortization of Net Loss	-	-	0.2	0.4	1.2
Net Periodic Pension Cost	$0.3	$0.4	$0.8	$1.1	$3.2

We previously disclosed in our 2006 Form 10-K that we expected to make no contributions to the retirement plans during 2007. As of September 30, 2007, no contributions have been made and we do not expect to make any additional contributions to these plans during 2007.

(B)

Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows (in millions):

	Successor Company		Predecessor Company
	Three Months Ended September 30,	Four Months Ended September 30,	Five Months Ended May 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007	2007	2006	2006
Service Cost	$0.1	$0.1	$0.2	$0.1	$0.3
Interest Cost	1.1	1.5	1.9	1.2	3.7
Expected Return on Assets	(1.6)	(2.1)	(2.7)	(1.4)	(4.2)
Amortization of Prior Service Credit	-	-	(0.7)	(0.4)	(1.2)
Amortization of Net Loss	-	-	2.0	1.2	3.4
Net Periodic Postretirement Benefit Cost	$(0.4)	$(0.5)	$0.7	$0.7	$2.0

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

Terasen Inc.

(A)

Retirement Plans

The components of net periodic pension cost for Terasen Inc.’s retirement plans through the close of its sale on May 17, 2007 (see Note 6) were as follows (in millions):

	Predecessor Company
	For the Period January 1 – May 17,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2006
Service Cost	$2.7	$1.4	$4.3
Interest Cost	4.4	2.7	8.2
Expected Return on Assets	(5.5)	(3.2)	(9.7)
Plan Amendments	-	0.1	0.3
Other	0.1	(0.1)	(0.2)
Net Periodic Pension Cost	1.7	0.9	2.9
Defined Contribution Cost	-	0.4	1.4
Total Pension Costs	$1.7	$1.3	$4.3

(B)

Other Postretirement Employee Benefits

The components of net periodic pension cost for Terasen Inc.’s postretirement benefit plans through the close of its sale on May 17, 2007 (see Note 6) were as follows (in millions):

	Predecessor Company
	For the Period January 1 – May 17,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2006
Service Cost	$0.6	$0.3	$1.1
Interest Cost	1.4	0.8	2.3
Net Periodic Postretirement Benefit Cost	$2.0	$1.1	$3.4

Kinder Morgan Energy Partners

Due to its acquisition of Trans Mountain, Kinder Morgan Energy Partners is a sponsor of pension plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans. Kinder Morgan Energy Partners also provides post-retirement benefits other than pensions for retired employees. The combined net periodic benefit costs for these Trans Mountain pension and post-retirement benefit plans for each of the first nine months of 2007 and 2006 was approximately $3.2 million, recognized ratably over the period. As of December 31, 2006, the estimated overall net periodic pension and post-retirement benefit costs for these plans for the year 2007 will be approximately $4.3 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. Kinder Morgan Energy Partners expects to contribute approximately $4.9 million to these benefit plans in 2007.

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

Knight Inc. Form 10-Q

Net periodic benefit costs for the SFPP postretirement benefit plan was a credit of approximately $0.1 million in the five month period ending May 31, 2007, recognized ratably over the period, $0.1 million for the four months ended September 30, 2007, and $0.1 million and $0.2 million for the three months and nine months ended September 30, 2006, respectively. The credits resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. As of September 30, 2007, Kinder Morgan Energy Partners’ estimated overall net periodic postretirement benefit cost for the year 2007 will be a credit of approximately $0.3 million. This amount could change in the remaining months of 2007 if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.

11.

Regulatory Matters

The following updates the disclosure in Note 18 to our audited financial statements included in our 2006 Form 10-K with respect to developments that occurred during the nine months ended September 30, 2007.

Notice of Inquiry – Fuel Retention Practices

On September 20, 2007, the Federal Energy Regulatory Comission, referred to as the FERC in this report, issued a Notice of Inquiry seeking comment on whether it should change its current policy and prescribe a uniform method (either a fixed percentage or a tracker) for all interstate gas pipelines to use in recovering fuel gas and gas lost and unaccounted for. The Notice of Inquiry included numerous questions regarding fuel recovery issues and the effects of fixed fuel percentages as compared with tracking provisions. Comments on the Notice of Inquiry are due November 30, 2007. NGPL currently recovers fuel at a fixed fuel percentage.

Notice of Proposed Rulemaking – Natural Gas Price Transparency

On April 19, 2007, the FERC issued a notice of proposed rulemaking in Docket Nos. RM07-10-000 and AD06-11-000 regarding price transparency provisions of Section 23 of the Natural Gas Act and the Energy Policy Act. In the notice, the FERC proposes to revise its regulations to (i) require that intrastate pipelines post daily the capacities of, and volumes flowing through, their major receipt and delivery points and mainline segments in order to make available the information to track daily flows of natural gas throughout the United States; and (ii) require that buyers and sellers of more than a de minimis volume of natural gas report annual numbers and volumes of relevant transactions to the FERC in order to make possible an estimate of the size of the physical U.S. natural gas market, assess the importance of the use of index pricing in that market, and determine the size of the fixed-price trading market that produces the information. The FERC believes these revisions to its regulations will facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. Initial comments were filed on July 11, 2007 and reply comments were due on August 23, 2007. In addition, the FERC scheduled an informal workshop in this proceeding on July 24, 2007, to discuss implementation and other technical issues associated with the proposals set forth in the notice of proposed rulemaking. Since this is a proposed rulemaking in which the FERC will consider initial and reply comments from industry participants, it is not clear what impact the final rule will have on the business of our intrastate and interstate pipeline companies.

Notice of Inquiry – Financial Reporting

On February 15, 2007, the FERC issued a notice of inquiry seeking comment on the need for changes or revisions to the FERC’s reporting requirements contained in the financial forms for gas and oil pipelines and electric utilities. Initial comments were filed by numerous parties on March 27, 2007, and reply comments were filed on April 27, 2007.

On September 20, 2007, FERC issued for public comment in Docket No. RM07-9 a proposed rule that would revise its financial forms to require that additional information be reported by natural gas companies. The proposed rule would require, among other things, that natural gas companies: (i) submit additional revenue information, including revenue from shipper-supplied gas; (ii) identify the costs associated with affiliate transactions; and (iii) provide additional information on incremental facilities and on discounted and negotiated rates. The FERC Chairman stated that the changes will provide more detail so that the FERC and the public can assess whether pipeline rates are just and reasonable and assure public access to sufficient information for a Section 5 rate complaint. FERC proposes an effective date of January 1, 2008, which means that forms reflecting the new requirements for 2008 would be filed in early 2009. Comments on the proposed rule are due on November 13, 2007.

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction commenced on May 21, 2007, and the project is expected to be completed by January 1, 2008.

Rockies Express Pipeline-East Project

On April 30, 2007, Rockies Express filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the Rockies Express-East Project. The Rockies Express-East Project will be comprised of approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio and will be capable of transporting approximately 1.8 billion cubic feet per day of natural gas. On September 7, 2007, the FERC issued a Notice of Schedule for Environmental Review for the Rockies Express-East Project. Rockies Express has requested that the FERC issue an updated scheduling order. Without a modification of the schedule, Rockies Express has concerns about its ability to complete its project by June 2009. Rockies Express is working closely with the FERC Staff and other cooperating agencies to develop a revised schedule more consistent with Rockies Express’s filing of September 25, 2007. That schedule was developed in consultation with the FERC Staff at a public meeting convened on September 21, 2007. While there can be no assurance that the FERC will approve the revised schedule, subject to that approval, the Rockies Express-East Project is expected to begin partial service on December 31, 2008, and to be in full service in June 2009.

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” Upon implementation, this project will facilitate the transportation of up to approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado. Construction commenced on May 9, 2007, and the project is expected to be completed by January 1, 2008.

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

Midcontinent Express Pipeline

On October 9, 2007 in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile Midcontinent Express Pipeline natural gas transmission system. Subject to the receipt of regulatory

Knight Inc. Form 10-Q

approvals, construction of the pipeline is expected to commence in August 2008 and be in service during the first quarter of 2009.

The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi, and Alabama, providing capability to transport natural gas supplies to major pipeline interconnects along the route up to its terminus at Transco’s Station 85. The Midcontinent Express Pipeline will have an initial capacity of up to 1.5 BCF at a total capital cost of approximately $1.3 billion. The pipeline is a 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners.

Kinder Morgan Illinois Pipeline

On September 14, 2006, in FERC Docket No. CP06-455, Kinder Morgan Illinois Pipeline LLC filed seeking a certificate from the FERC to acquire long-term lease capacity on NGPL and build facilities to supply transportation service for Peoples Gas Light and Coke Co., who has signed a 10-year agreement for all the capacity. The $13.3 million project would have a capacity of 360,000 Dth per day and is expected to be operational by the 2007-08 winter heating season. Also on September 14, 2006, in FERC Docket No. CP06-454, NGPL requested authorization to abandon, by long-term operating lease, 360,000 Dth per day to Kinder Morgan Illinois Pipeline LLC. On July 22, 2007, the FERC issued an order that granted the abandonment of capacity by NGPL to Kinder Morgan Illinois Pipeline as well as authorized the construction and operation of the proposed project by Kinder Morgan Illinois Pipeline.

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

12.

Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the nine months ended September 30, 2007. Additional information with respect to these proceedings can be found in Note 19 to our audited financial statements that were included in our 2006 Form 10-K. This Note also contains a description of any material legal proceedings that were initiated during the nine months ended September 30, 2007.

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

On May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which SFPP will ultimately be entitled is not certain. The D.C. Court’s May 29, 2007 decision also upheld the FERC’s determination that a rate is no longer subject to grandfathering protection under EPAct 1992 when there

Knight Inc. Form 10-Q

has been a substantial change in the overall rate of return of the pipeline, rather than in one cost element. Further, the D.C. Court declined to consider arguments that there were errors in the FERC’s method for determining substantial change, finding that the parties had not first raised such allegations with the FERC. On July 13, 2007, SFPP filed a petition for rehearing with the D.C. Court, arguing that SFPP did raise allegations with the FERC respecting these calculation errors. The D.C. Court denied rehearing of the May 29, 2007 decision on August 20, 2007. Petitions for writ of Certiorari to the United States Supreme Court regarding such decision are due within 90 days of the August 20 D.C. Court order.

In this Note, we refer to SFPP, L.P. as SFPP; CALNEV Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; Mobil Oil Corporation as Mobil; ExxonMobil Oil Corporation as ExxonMobil; Tosco Corporation as Tosco; ConocoPhillips Company as ConocoPhillips; Ultramar Diamond Shamrock Corporation as Ultramar; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; and America West Airlines, Inc., Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airline Complainants.

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

Consolidated proceeding involving shipper complaints against all SFPP rates. All five issues (and others) described four paragraphs above this chart are involved in these proceedings. Portions of this proceeding have been appealed (and re-appealed) to the D.C. Court and remanded to the FERC. On May 29, 2007, the D.C. Court upheld the FERC’s income tax allowance policy and upheld FERC’s determination that SFPP’s West Line rates were no longer grandfathered under EPAct 1992; however, the D.C. Court refused to consider arguments that there were errors in the FERC’s method for determining substantial change as to the rates at issue in the OR96-2 proceeding, finding that the parties had not first raised such allegations with the FERC. SFPP has filed a petition for rehearing with the D.C. Court. SFPP’s compliance filings establishing the amount of its income tax allowance for the years at issue in the OR92-8 and OR96-2 proceedings are currently pending before the FERC, and certain shippers have filed a motion for a hearing on this issue. On July 5, 2007, BP

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR96-2 et al. (continued)

WCP and Chevron filed a motion for immediate payment of reparations to shippers. The FERC has not acted on this motion. BP WCP, Chevron, and ExxonMobil have requested a hearing on remanded grandfathering and income tax allowance issues, which is pending action by the FERC. On August 3, 2007, BP WCP, Chevron, and ExxonMobil filed a motion for expedited consideration on their request for hearing, which SFPP answered. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered. The FERC has not yet acted on the August 3 and August 31 motions. With respect to the FERC’s order on the Sepulveda rate, a compliance filing has been made and requests for rehearing have been filed.

FERC Docket No. OR02-4 and OR03-5	Chevron	SFPP	Chevron initiated proceeding to permit Chevron to become complainant in OR96-2. Appealed to D.C. Court and held in abeyance pending final disposition of the OR 96-2 proceedings.
FERC Docket No. OR04-3	America West Airlines; Southwest Airlines; Northwest Airlines; and Continental Airlines	SFPP

Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues. No FERC action on complaint against West Line rates; request for hearing and for consolidation with other proceedings filed and pending before the FERC.

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

The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. The Presiding Judge issued a procedural schedule on October 18, 2007 setting a hearing on these issues for April 29, 2008.  Requests for hearing, for certification of certain questions to the FERC, and for consolidation with other proceedings filed and pending before the FERC and the Presiding Judge.

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR07-1	Tesoro	SFPP

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

Complaints allege that none of Calnev’s current rates are just or reasonable. In light of the D.C. Court’s May 29, 2007 ruling, on July 19, 2007, the FERC gave complainants 90 days to amend their complaints with respect to challenges against the pipeline’s grandfathered rates; accepted the complaints to the extent they challenge the rates in excess of the grandfathered rate; held the complaints in abeyance pending a FERC decision on any amended complaints; dismissed with prejudice the complaints against Kinder Morgan G.P., Inc. and Kinder Morgan, Inc.; denied Tesoro’s request for consolidation with Docket No. IS06-296; and consolidated Docket Nos. OR07-5 and OR07-7. ExxonMobil filed a request for rehearing of the dismissal of the complaints against Kinder Morgan G.P., Inc. and Kinder Morgan, Inc., which is currently pending before the FERC.

FERC Docket No. OR07-6	ConocoPhillips	SFPP	Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. Complaint dismissed.

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR07-8 (consolidated with Docket No. OR07-11)	BP WCP	SFPP

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

Calnev filed a petition with the FERC on May 14, 2007, requesting that the FERC issue a declaratory order approving Calnev’s proposed rate methodology and granting other relief with respect to a substantial proposed expansion of Calnev’s mainline pipeline system. On July 20, 2007, the FERC granted Calnev’s petition for declaratory order.

FERC Docket No. OR07-11 (consolidated with Docket No. OR07-8)	ExxonMobil	SFPP	Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. The FERC has not acted on this complaint, which is now consolidated with the complaint in Docket No. OR07-8.
FERC Docket No. OR07-14	BP WCP Chevron	SFPP, Calnev Operating Limited Partnership D, Kinder Morgan Energy Partners, L.P., Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc., Kinder Morgan, Inc., and Knight Holdco, LLC

Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC has not acted on this complaint.

FERC Docket No. OR07-16	Tesoro	Calnev

Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments.  The FERC has not yet issued a decision regarding Tesoro’s complaint.  Settlement discussions are ongoing, and a joint motion to hold this proceeding in abeyance is currently pending at the FERC.

FERC Docket No. OR07-18	Airline Complainants Chevron Valero Marketing	Calnev	Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. The FERC has not acted on this complaint.
FERC Docket No. OR07-19	ConocoPhillips	Calnev	Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. The FERC has not acted on this complaint.

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. OR07-20	BP WCP	SFPP	Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC has not acted on this complaint.
FERC Docket No. OR07-22	BP WCP	Calnev	Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. The FERC has not acted on this complaint.
FERC Docket No. IS05-230 (North Line rate case)	Shippers	SFPP

SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge decision pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered. This motion is currently pending before the FERC.

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

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. Procedural schedule suspended pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. Because the Parties to this proceeding have reached agreement on a settlement in principle that will resolve all issues set for hearing in this case, the procedural schedule has been suspended.

FERC Docket No. IS06-296	ExxonMobil	Calnev

Calnev sought to increase its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil filed a protest respecting Calnev’s indexing adjustments.  This proceeding is currently held in abeyance pending ongoing settlement discussions. Calnev has also filed a motion to dismiss, which has been protested and a procedural schedule is in place. Calnev’s motion to dismiss or to hold the investigation in abeyance is currently pending before the FERC.

Knight Inc. Form 10-Q

Proceedings	Complainants	Defendants	Summary
FERC Docket No. IS06-356	Shippers	SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers protested, but the FERC found the tariff filings consistent with its regulations. The FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before the FERC. On September 20, 2007, the FERC denied SFPP’s request for rehearing.

FERC Docket No. IS07-137 (ULSD Surcharge)	Shippers	SFPP

SFPP filed tariffs to include a per-barrel ULSD recovery fee and a surcharge for ULSD-related litigation costs on diesel products. Various shippers protested. Tariffs accepted subject to refund and proceeding held in abeyance pending resolution of other proceedings involving SFPP. With no investigation established, SFPP rescinded the ULSD litigation surcharge in compliance with the FERC order. Request for rehearing filed by Chevron and Tesoro.

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

In 2003, Kinder Morgan Energy Partners made aggregate payments of $44.9 million for reparations and refunds pursuant to a FERC order related to Docket Nos. OR92-8 et al. In 2005, SFPP received a FERC order in OR92-8 and OR96-2 that directed it to submit compliance filings and revised tariffs. Pursuant to the compliance filing, SFPP reduced its rates effective May 1, 2006. We currently estimate the impact of the rate reductions in 2007 to be approximately $25 million. In 2005, Kinder Morgan Energy Partners recorded an accrual of $105.0 million for an expense attributable to an increase in its reserves related to its rate case liability. We assume that any additional reparations and accrued interest thereon will be paid no earlier than the fourth quarter of 2007. Kinder Morgan Energy Partners had previously estimated the combined annual impact of the rate reductions and the payment of reparations sought by shippers would be approximately $0.15 of distributable cash flow per unit on Kinder Morgan Energy Partners and approximately $25 million after taxes on Knight Inc. Based on our review of two separate orders issued by the FERC (on December 16, 2005 and on February 13, 2006), and subject to the ultimate resolution of these issues in SFPP’s compliance filings and subsequent judicial appeals, we now expect the total annual impact on Kinder Morgan Energy Partners will be less than $0.15 per unit and the total annual impact will be less than $25 million after taxes on Knight Inc.

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

Knight Inc. Form 10-Q

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

In October 2002, the CPUC issued a resolution, referred to in this Note as the Power Surcharge Resolution, approving a 2001 request by SFPP to raise its California rates to reflect increased power costs. The resolution approving the requested rate increase also required SFPP to submit cost data for 2001, 2002, and 2003, and to assist the CPUC in determining whether SFPP’s overall rates for California intrastate transportation services are reasonable. The resolution reserves the right to require refunds, from the date of issuance of the resolution, to the extent the CPUC’s analysis of cost data to be submitted by SFPP demonstrates that SFPP’s California jurisdictional rates are unreasonable in any fashion.

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

All of the above matters have been consolidated and assigned to a single administrative law judge. At the time of this report, it is unknown when a decision from the CPUC regarding the CPUC complaints and the Power Surcharge Resolution will be received. No schedule has been established for hearing and resolution of the consolidated proceedings other than the 1997 CPUC complaint and the Power Surcharge Resolution. Based on our review of these CPUC proceedings, we estimate that shippers are seeking approximately $100 million in reparation and refund payments and approximately $35 million in annual rate reductions.

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

Knight Inc. Form 10-Q

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

CO2 Claims Arbitration

Cortez Pipeline Company and Kinder Morgan CO2, successor to Shell CO2 Company, Ltd., were among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement, which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome Unit. The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiff in the arbitration is an entity that was formed as part of the settlement for the purpose of monitoring compliance with the obligations imposed by the settlement agreement. The plaintiff alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiff also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. Defendants denied that there was any breach of the settlement agreement. On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement. On October 25, 2006, the defendants filed an application to confirm the arbitration decision in New Mexico federal district court. On June 21, 2007, the New Mexico federal district court entered final judgment confirming the August 7, 2006 arbitration decision.

On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and a Mobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration.  On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico.  The Complaint seeks dismissal of the second arbitration on the basis of res judicata. No hearing or briefing schedule has been set.

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

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On

Knight Inc. Form 10-Q

February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty is set for December 10, 2007.

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

In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper. On August 8, 2007, Kinder Morgan CO2 received an “Order to Report and Pay Additional Royalties” from the MMS. As alleged in the Colorado Audit Issue Letter, the MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $8.5 million for the period from April 2000 through December 2004. The MMS’s claims underlying the August 2007 Order to Report and Pay are similar to those at issue in the March 2007 Order to Report and Pay. On September 7, 2007, Kinder Morgan CO2 submitted a notice of appeal and statement of reasons in response to the August 2007 Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR 290.100, et seq. Also on September 7, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on September 11, 2007. Kinder Morgan CO2 will file a supplemental statement of reasons in support of its appeal of the August 2007 Order to Report and Pay on or before November 6, 2007.

Kinder Morgan CO2 disputes both the March and August 2007 Orders to Report and Pay and the Colorado Department of Revenue Audit Issue Letter, and as noted above, it contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984 and was affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. The appeal to the MMS Director of the Orders to Report and Pay do not provide for an oral hearing. No further submission or briefing deadlines have been set.

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit in the period beginning January 1, 2000. The complaint purports to assert claims for violation of the

Knight Inc. Form 10-Q

New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 appealed this decision to the New Mexico Court of Appeals, which affirmed the decision of the trial court. The New Mexico Supreme Court granted further review in October 2006, and after hearing oral argument, the New Mexico Supreme Court quashed its prior order granting review. In August 2007, Kinder Morgan CO2  filed a petition for writ of certiorari with the United States Supreme Court seeking further review. Plaintiffs waived their right to file a response to the petition, but in September 2007, the United States Supreme Court ordered Plaintiffs to file a response to the petition on or before October 29, 2007.

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

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. SFPP believes that it must pay for relocation of the pipeline only when so required by the railroad’s common carrier operations, and in doing so, it need only comply with standards set forth in the federal Pipeline Safety Act in conducting relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP has appealed this decision. In addition, UPRR contends that it has complete discretion to cause the pipeline to be relocated at SFPP’s expense at any time and for any reason, and that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards. Each party is seeking declaratory relief with respect to its positions regarding relocations.

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

Knight Inc. Form 10-Q

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

The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which affiliates in turn sell such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission has exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. Based on the information available to date and our preliminary investigation, the Kinder Morgan defendants believe that the claims against them are without merit and intend to defend against them vigorously.

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

Kinder Morgan Energy Partners reached a civil settlement in principle with the U.S. Attorney’s office for the Southern District of Illinois pursuant to which Kinder Morgan Energy Partners would agree to pay approximately $25 million, in aggregate, to the Tennessee Valley Authority and other customers of the Cora and Grand Rivers terminals from 1997-1999. Kinder Morgan Energy Partners will make no admission or acknowledgment of improper conduct as part of the proposed settlement, and while Kinder Morgan Energy Partners continues to believe that its actions at its terminals were appropriate, Kinder Morgan Energy Partners determined that a civil resolution of the matter would be in its best interest. Kinder Morgan Energy Partners is currently in the process of documenting this settlement, which must be approved by the Department of Justice. Accordingly, Kinder Morgan Energy Partners recorded a $25 million increase in expense in the third quarter of 2007 associated with the probable settlement of this liability.

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

Knight Inc. Form 10-Q

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

On May 30, 2003, plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against us and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim “Adam Jernee’s death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.” Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against the same defendants and alleging the same claims as in the Jernee case with respect to Stephanie Suzanne Sands. The Jernee case has been consolidated for pretrial purposes with the Sands case. In May 2006, the court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike portions of the complaint. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the “United States”) as additional defendants. In response, the United States removed the case to the United States District Court for the District of Nevada and filed a motion to dismiss the third-party complaint, which motion is currently pending. Plaintiff has also filed a motion to dismiss the United States and/or to remand the case back to state court. By order dated September 27, 2007, the United States District Court granted the motion to dismiss the United States from the case and remanded the Jernee and Sands cases back to the Second Judicial District Court, State of Nevada, County of Washoe. The cases will now proceed in the State Court. Based on the information available to date, our own preliminary investigation, and the positive results of investigations conducted by State and Federal agencies, we believe that the remaining claims against Kinder Morgan Energy Partners in these matters are without merit and intend to defend against them vigorously.

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

Knight Inc. Form 10-Q

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

Walnut Creek, California Pipeline Rupture

On November 9, 2004, excavation equipment operated by Mountain Cascade, Inc., a third-party contractor on a water main installation project hired by East Bay Municipal Utility District, struck and ruptured an underground petroleum pipeline owned and operated by SFPP in Walnut Creek, California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of MCI. The explosion and fire also caused property damage.

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

On September 21, 2007, KMGP Services Company, Inc., our subsidiary, entered into a plea agreement and civil settlement with the District Attorney of Contra Costa County pertaining to this accident. Under the terms of the plea agreement, KMGP Services Company, Inc. agreed to plead no contest to six counts of violating the California Labor Code. While initially constituted as felonies under the California Labor Code, the plea agreement contemplates that following the successful completion of an independent audit of Kinder Morgan Energy Partners’ right-of-way protection policies and practices (likely in approximately one year), we may move to reduce the felony counts to misdemeanors. Pursuant to the plea agreement and civil settlement, in October 2007, we paid approximately $15 million.

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

Additionally, following this accident, Kinder Morgan Energy Partners reviewed and when appropriate, revised its pipeline policies and procedures to improve safety. Kinder Morgan Energy Partners has undertaken a number of actions to reduce future third-party damage to its pipelines, including adding line riders and locators, retaining third-party expertise, instituting enhanced line location training and education of employees and contractors, and investing in additional state-of-the-art line locating equipment. Kinder Morgan Energy Partners has also committed to various procedural requirements pertaining to construction near its pipelines.

Consent Agreement Regarding Cordelia, Oakland and Donner Summit California Releases

On May 21, 2007, Kinder Morgan Energy Partners and SFPP entered into a Consent Agreement with various governmental agencies to resolve civil claims relating to the unintentional release of petroleum products during three pipeline incidents in northern California. The releases occurred (i) in the Suisun Marsh area near Cordelia in Solano County in April 2004, (ii) in Oakland in February 2005 and (iii) near Donner Pass in April 2005. The agreement was reached with the United States Environmental Protection Agency, referred to in this Note as the EPA, Department of the Interior, Department of Justice and the National Oceanic and Atmospheric Administration, as well as the State of California Department of Fish and Game, Office of Spill Prevention and Response, and the Regional Water Quality Control Boards for the San Francisco and Lahontan

Knight Inc. Form 10-Q

regions. Under the Consent Agreement, Kinder Morgan Energy Partners agreed to pay approximately $3.8 million in civil penalties, $1.3 million in natural resource damages and assessment costs and approximately $0.2 million in agency response and future remediation monitoring costs. All of the civil penalties have been reserved for as of September 30, 2007. In addition, Kinder Morgan Energy Partners agreed to perform enhancements in its Pacific operations relative to its spill prevention, response and reporting practices, the majority of which have already been implemented.

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

EPA Notice of Proposed Debarment

On August 21, 2007, SFPP received a Notice of Proposed Debarment issued by the EPA. Pursuant to the Notice, the Suspension and Debarment Division of the EPA is proposing to debar SFPP from participation in future Federal contracts and assistance activities for a period of three years. The purported basis for the proposed debarment is SFPP’s April 2005 agreement with the California Attorney General and the District Attorney of Solano County, California to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel, and the failure to provide timely notice of a threatened discharge to appropriate state agencies, in connection with the April 28, 2004 spill of diesel fuel into a marsh near Cordelia, California. SFPP believes that the proposed debarment is factually and legally unwarranted and intends to contest it. In addition, SFPP is currently engaged in discussions with the EPA to attempt to resolve this matter.

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

Dublin, California

In June 2006, the SFPP pipeline experienced a leak near Dublin, California, resulting in a release of product that affected a limited area along a recreation path. Kinder Morgan Energy Partners has completed remediation activities and has petitioned the California Regional Water Quality Control Board for closure. The cause of the release was outside force damage.

Soda Springs, California

In August 2006, the SFPP pipeline experienced a failure near Soda Springs, California, resulting in a release of product that affected a limited area along Interstate Highway 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate Highway 80. Remediation and monitoring activities are ongoing under the supervision of the California Department of Fish & Game and Nevada County. The cause of the release was determined to be pinhole corrosion in an unpiggable 2-inch diameter bypass to the mainline valve. The bypass was installed to allow pipeline maintenance activity. The bypass piping was replaced at this location and all other similar designs on the pipeline segment were excavated, evaluated and replaced as necessary to avoid future risk of release. SFPP is currently engaged in discussions with representatives of Nevada County regarding the potential payment of civil penalties and certain unreimbursed response costs which total less than $0.2 million.

Knight Inc. Form 10-Q

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc, (a third-party contractor to Rockies Express Pipeline LLC, referred to in this Note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident is under investigation by the PHMSA. Kinder Morgan Energy Partners is cooperating with this agency. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. Kinder Morgan Energy Partners has asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. Defendants have filed answers denying liability along with a motion to compel mediation. The parties currently plan to mediate this matter in December 2007. We do not expect the cost of any settlement or eventual judgment, if any, to be material.

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

Although Plantation does not believe that penalties are warranted, it is engaging in settlement discussions with the EPA regarding a potential civil penalty for the November 2006 release as part of broader settlement negotiations with the EPA regarding this spill and two other historic releases from Plantation, including a February 2003 release near Hull, Georgia. The EPA’s most recent demand for all four releases is approximately $0.7 million, plus some additional work to be performed to prevent future releases. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historic soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination which appears to be from historic turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation is working with the owner of the property and the builder of the residential subdivision to address any potential claims that they may bring.

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

Knight Inc. Form 10-Q

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

Although no assurances can be given, we believe that we have meritorious defenses to all pending pipeline integrity actions set forth in this note. Furthermore, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability. Additionally, although no assurance can be given, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows.

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

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against Exxon Mobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. The plaintiffs have not yet served the complaint on either of the named defendants. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by Exxon Mobil against GATX Terminals Corporation, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations GATX Terminals and therefore, Kinder Morgan Liquids Terminals, owes to ST Services.

The City of Los Angeles v. Kinder Morgan Energy Partners, L.P.; Kinder Morgan Liquids Terminals LLC; Kinder Morgan Tank Storage Terminals LLC; Continental Oil Company; Chevron Corporation, California Superior Court, County of Los Angeles, Case No. NC041463.

Kinder Morgan Energy Partners and some of its subsidiaries are defendants in a lawsuit filed in 2005 alleging claims for environmental cleanup costs and rent at the former Los Angeles Marine Terminal in the Port of Los Angeles. Plaintiff alleges that terminal cleanup costs could approach $18 million; however, we believe that the cleanup costs should be substantially less, and that cleanup costs must be apportioned among all the parties to the litigation. Plaintiff also alleges that it is owed approximately $2.8 million in past rent and an unspecified amount for future rent. The judge bifurcated that rent issue from the causes of action related to the cleanup costs and trial regarding the rent issue was set for October 2007.

Knight Inc. Form 10-Q

Plaintiff and the Kinder Morgan defendants have since agreed to a settlement in principal under which Kinder Morgan Energy Partners agreed to pay $3.2 million in satisfaction of all past and future rent obligations. The settlement is contingent upon court approval, and within the next thirty days Kinder Morgan Energy Partners anticipates finalizing the settlement terms and then filing with the court for that approval. Accordingly, Kinder Morgan Energy Partners recorded a reserve in the third quarter of 2007 of $3.2 million to reflect this liability.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against Kinder Morgan Energy Partners and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, Kinder Morgan Energy Partners removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, Kinder Morgan Energy Partners filed a Motion to Dismiss all counts of the Complaint, which motion is currently pending. To the extent any claims survive the Motion to Dismiss, Kinder Morgan Energy Partners intends to vigorously defend against the claims asserted in the complaint. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We do not expect the cost of any settlement and remediation to be material.

Portland Harbor DOJ/EPA Investigation

Kinder Morgan Energy Partners has been informed that the United States Department of Justice and the EPA are continuing to investigate an alleged instance of improper disposal at sea of potash, which allegedly occurred at the request of or with the knowledge of employees or third parties at a bulk terminal facility in Portland, Oregon, which Kinder Morgan Energy Partners operates. Kinder Morgan Energy Partners is fully cooperating with the investigation.

Information Request

In August 2007, NGPL and Knight Inc. received an information request from the Illinois Attorney General’s Office regarding the presence of polychlorinated biphenyls (PCBs) in natural gas transmission lines. We responded to this request on September 25, 2007. Thereafter, in October 2007, NGPL received information requests regarding the presence of PCBs in its natural gas transmission lines in Missouri from Region 7 of the EPA and the Missouri Attorney General’s Office. NGPL is in the process of responding to these most recent information requests. No proceeding or enforcement actions have been initiated.

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

Knight Inc. Form 10-Q

dioxide. See “Pipeline Integrity and Releases,” above for information with respect to the environmental impact of recent ruptures of some of our pipelines.

Although no assurance can be given, we believe that the ultimate resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of September 30, 2007, we have accrued an environmental reserve of $90.3 million and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology.

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

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

The parties are currently engaged in consolidated discovery in these matters.

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

Knight Inc. Form 10-Q

Inkster matter, and to provide plaintiff with access to the discovery produced in the Crescente v. Kinder Morgan, Inc. et al. case.

Defendants believe that the claims asserted in the litigations regarding the Going Private transaction are legally and factually without merit and intend to vigorously defend against them.

Express Pipeline System – Oil Spill in Montgomery County, Missouri

On September 6, 2007, the Platte Pipeline, a crude oil pipeline in which we indirectly own a one-third interest and one of our subsidiaries operates, and which comprises a portion of our Express Pipeline System business segment, experienced a release of approximately 4,769 barrels of crude oil in a rural area in Montgomery County, Missouri. The released product did not ignite and there were no deaths or injuries. The pipeline was shut down, but was restarted following the repair with a voluntary operating pressure restriction on one segment of pipe. The majority of the released product was contained in a man-made pond. Clean up efforts are ongoing under the regulations of the Missouri Department of Natural Resources. On September 13, 2007, the PHMSA issued a Corrective Action Order requiring us to take certain actions including the pressure reduction to which we had already agreed. We have appealed that order and requested extensions of time to complete certain of the required activities. Although the internal and external investigations into the cause of the release are ongoing and no assurances can be made, based on available information, we believe that the ultimate resolution of this matter with PHMSA and the impacted landowners will not have a material adverse impact on our business, financial position or cash flows.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

As of September 30, 2007, and December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $138.6 million and $114.7 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP’s pipeline transportation rates, discussed above, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

13.

Recent Accounting Pronouncements

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

Knight Inc. Form 10-Q

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

For us, the adoption of part (i) of SFAS No. 158 described above did not have a material effect on our statement of financial position as of December 31, 2006. For more information on our pensions and other post-retirement benefit plans, and our disclosures regarding the provisions of this Statement, please see Note 10.

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

Knight Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

On May 30, 2007, a transaction was completed whereby a group of investors, including Richard D. Kinder, our Chairman and Chief Executive Officer, acquired all of our common stock. As a result of this transaction, referred to herein as the Going Private transaction, (i) we are now privately owned, (ii) our stock is no longer traded on the New York Stock Exchange, (iii) our name has been changed to Knight Inc. and (iv) we have adopted a new basis of accounting for our assets and liabilities. Additional information on this transaction and its effect on our financial information is contained under “New Basis of Accounting” following and in the discussion preceding Note 1 of the accompanying Notes to Consolidated Financial Statements.

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

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2006, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. To convert September 30, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the September 30, 2007 Bank of Canada closing exchange rate of 1.0037 U.S. dollars per Canadian dollar.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax balances, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Additional information regarding our critical accounting policies and estimates can be found in our 2006 Form
10-K. There have been no significant changes in these policies and estimates during the first nine months of 2007.

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

Consolidated Financial Results

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$158.1	$146.4
Power	5.0	7.4
Express	8.6	4.4
Products Pipelines – KMP	145.2	112.3
Natural Gas Pipelines – KMP	142.3	140.7
CO2 – KMP	184.2	127.1
Terminals – KMP	109.4	98.4
Trans Mountain – KMP	22.1	16.0
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	774.9	652.7
Depreciation, Depletion and Amortization Expense	(204.1)	(136.2)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)
Other	0.5	3.3
Interest and Corporate Expenses, Net	(426.0)	(304.4)
Income From Continuing Operations Before Income Taxes[1]	143.9	214.0
Income Taxes[1]	(53.8)	(65.3)
Income From Continuing Operations	90.1	148.7
Income From Discontinued Operations, Net of Tax	(4.4)	(4.5)
Net Income	$85.7	$144.2

__________________

Knight Inc. Form 10-Q

1

Income taxes of Kinder Morgan Energy Partners of $20.8 million and $8.2 million for the three months ended September 30, 2007 and 2006, respectively, are included in segment earnings.

	Combined Results	Successor Company	Predecessor Company
	for The Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$484.9	$217.5	$267.4	$445.2
Power	16.3	7.4	8.9	18.6
Express	16.7	11.3	5.4	11.6
Products Pipelines – KMP	417.0	192.6	224.4	346.5
Natural Gas Pipelines – KMP	420.6	192.1	228.5	435.1
CO2 – KMP	451.4	241.4	210.0	372.9
Terminals – KMP	320.0	147.7	172.3	290.0
Trans Mountain – KMP	(306.5)	30.9	(337.4)	50.1
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	1,820.4	1,040.9	779.5	1,970.0
Depreciation, Depletion and Amortization Expense	(537.3)	(276.3)	(261.0)	(384.8)
Amortization of Excess Cost of Equity Investments	(4.3)	(1.9)	(2.4)	(4.2)
Other	4.0	1.1	2.9	8.9
Interest and Corporate Expenses, Net	(1,202.5)	(570.7)	(631.8)	(961.8)
(Loss) Income From Continuing Operations Before Income Taxes[1]	80.3	193.1	(112.8)	628.1
Income Taxes[1]	(195.0)	(75.1)	(119.9)	(196.8)
(Loss) Income From Continuing Operations	(114.7)	118.0	(232.7)	431.3
Income From Discontinued Operations, Net of Tax	296.5	(2.1)	298.6	63.8
Net Income	$181.8	$115.9	$65.9	$495.1

__________________

1

Income taxes of Kinder Morgan Energy Partners of $36.4 million, $20.8 million, $15.6 million and $20.1 million for the combined nine months ended September 30, 2007, the four months ended September 30, 2007, the five months ended May 31, 2007 and the nine months ended September 30, 2006, respectively, are included in segment earnings.

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

Income from continuing operations decreased from $148.7 million in the three months ended September 30, 2006 to $90.1 million in the three months ended September 30, 2007, a decrease of $58.6 million (39%). Operating results for the three months ended September 30, 2007 were negatively impacted, relative to 2006, by (i) increased depreciation, depletion and amortization expense in 2007 due principally to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction and (ii) increased 2007 interest expense resulting from (1) increased debt levels, including the additional debt incurred in the Going Private transaction and (2) higher interest rates. These negative impacts were partially offset by (i) increased 2007 earnings in all of our business segments except Power and (ii) reduced income tax expense. Including the effects of discontinued operations, our net income decreased from $144.2 million in the three months ended September 30, 2006 to $85.7 million in the three months ended September 30, 2007. Please refer to the individual business segment discussions included elsewhere in this management’s discussion and analysis for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,”

Knight Inc. Form 10-Q

“Income Taxes – Continuing Operations” and “Discontinued Operations,” also included elsewhere herein, for additional information regarding these items.

Our loss from continuing operations for the combined nine months ended September 30, 2007 was $114.7 million. Our income from continuing operations for the nine months ended September 30, 2006 was $431.3 million. Operating results for the combined nine months ended September 30, 2007 were negatively impacted, relative to 2006, by (i) a $377.1 million goodwill impairment associated with the Trans Mountain Pipeline (see Note 1(F) of the accompanying Notes to Consolidated Financial Statements), (ii) increased depreciation, depletion and amortization expense subsequent to May 30, 2007, due to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction, (iii) increased interest expense resulting from (1) increased 2007 debt levels, including the additional debt incurred in the Going Private transaction and (2) higher interest rates, (iv) net pre-tax charges of $116.5 million due to expenses incurred in connection with the Going Private transaction and expenses incurred in connection with other asset sales transactions and (v) decreased segment earnings from the Natural Gas  Pipelines – KMP business segment primarily due to the fact that 2006 results include a $15.1 million gain on sale of assets. These negative impacts were partially offset by increased 2007 earnings in all of our other business segments except Power. Including the effects of discontinued operations, our net income decreased from $495.1 million in the nine months ended September 30, 2006 to $181.8 million in the combined nine months ended September 30, 2007.

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In June 2007, we completed the sale of the Corridor Pipeline System to Inter Pipeline Fund. As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also were reported in the Kinder Morgan Canada business segment in previous periods, are now reported in the segment referred to as “Express.” In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the sale of the North System and also its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in this management’s discussion and analysis for additional information regarding discontinued operations.

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

Knight Inc. Form 10-Q

Natural Gas Pipeline Company of America

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$313.4	$290.4
Gas Purchases and Other Costs of Sales	(111.6)	(103.7)
Other Operating Expenses	(44.2)	(40.9)
Equity in Earnings of Horizon	0.5	0.5
Gain on Asset Sales	-	0.1
Segment Earnings Before DD&A	$158.1	$146.4

System Throughput (Trillion Btus)	419.6	403.8

	Combined Results	Successor Company	Predecessor Company
	for the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Operating Revenues	$839.7	$413.2	$426.5	$799.9
Gas Purchases and Other Costs of Sales	(236.8)	(137.5)	(99.3)	(242.7)
Other Operating Expenses	(119.3)	(58.9)	(60.4)	(113.5)
Equity in Earnings of Horizon	1.3	0.7	0.6	1.4
Gain on Asset Sales	-	-	-	0.1
Segment Earnings Before DD&A	$484.9	$217.5	$267.4	$445.2

System Throughput (Trillion Btus)	1,313.9	555.4	758.5	1,239.7

NGPL’s segment earnings before DD&A increased from $146.4 million in the third quarter of 2006 to $158.1 million in the third quarter of 2007, an increase of $11.7 million (8%). Segment earnings before DD&A for the third quarter of 2007 were positively impacted, relative to 2006, by increased transportation and storage margins in 2007, including associated operational natural gas sales and cushion gas sales, due in part to completed system expansions, as discussed below, and successful re-contracting of transportation and storage services. These positive impacts were partially offset by (i) a $2.7 million increase in operations and maintenance expenses in 2007 due, in part, to additional expenses for a stress corrosion cracking rehabilitation project (as discussed in our 2006 Form 10-K) and (ii) a $0.4 million increase in property tax expenses. NGPL’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs. Total system throughput volumes increased by 15.8 trillion Btus in the third quarter of 2007, relative to 2006, due, in part, to system expansions and favorable weather. Changes in system throughput typically do not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “demand” contracts in which shippers pay a fee to reserve a set amount of system capacity for their use.

NGPL’s segment earnings before DD&A increased from $445.2 million in the first nine months of 2006 to $484.9 million in the first nine months of 2007, an increase of $39.7 million (9%). Segment earnings before DD&A for the first nine months of 2007 were positively impacted, relative to 2006, by increased transportation and storage margins in 2007, principally due to the same factors affecting third quarter results as discussed above. These positive impacts were partially offset by (i) a $3.1 million increase in other operations and maintenance expenses in 2007, primarily due to increased electric compression and other compression stations costs, (ii) a $1.0 million increase in operations and maintenance expenses related to system integrity testing and (iii) a $1.2 million increase in property tax expenses.

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

Knight Inc. Form 10-Q

Power

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$21.0	$23.3
Operating Expenses and Minority Interests	(19.3)	(19.2)
Equity in Earnings of Thermo Cogeneration Partnership	3.3	3.3
Segment Earnings Before DD&A	$5.0	$7.4

	Combined Results	Successor Company	Predecessor Company
	for the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Operating Revenues	$49.8	$29.9	$19.9	$51.5
Operating Expenses and Minority Interests	(43.2)	(27.1)	(16.1)	(41.5)
Equity in Earnings of Thermo Cogeneration Partnership	9.7	4.6	5.1	8.6
Segment Earnings Before DD&A	$16.3	$7.4	$8.9	$18.6

Power’s segment earnings before DD&A decreased from $7.4 million in the third quarter of 2006 to $5.0 million in the third quarter of 2007, a decrease of $2.4 million (32%). This decrease was principally the result of (i) a $1.5 million decrease in revenues related to equipment sales in 2006, (ii) a $1.1 million decrease in operating revenues at the Thermo Greeley facility related to gas purchase and sale agreements and (iii) a $1.0 million increase in operations and other expenses at the Jackson, Michigan power facility resulting principally from increased plant dispatch. These negative impacts were partially offset by a $0.8 million decrease in operations and other expenses at the Thermo Greeley facility due to lower fuel prices in 2007.

Power’s segment earnings before DD&A decreased from $18.6 million in the first nine months of 2006 to $16.3 million in the first nine months of 2007, a decrease of $2.3 million (12%). This decrease was principally the result of (i) a $1.5 million decrease in revenues related to equipment sales in 2006 and (ii) a $1.9 million decrease in operating revenues at the Thermo Greeley facility related to gas purchase and sale agreements and (iii) a $2.3 million increase in operations and other expenses at the Jackson, Michigan power facility resulting principally from increased plant dispatch. These negative impacts were partially offset by (i) a $2.0 million increase in operating revenues at the Michigan facility and (ii) a $1.1 million increase in earnings from the investment in Thermo Cogeneration Partnership.

Previously, we entered into a purchase and sale agreement with a third party to sell our interests in the Power segment’s three natural gas-fired electricity generation facilities located in Colorado, however, this agreement has been terminated. We continue to explore the potential sale of portions, as well as the entire Power segment. Please refer to our 2006 Form 10-K for additional information regarding Power.

Express

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Segment Earnings Before DD&A	$8.6	$4.4

	Combined Results	Successor Company	Predecessor Company
	for the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Segment Earnings Before DD&A	$16.7	$11.3	$5.4	$11.6

Knight Inc. Form 10-Q

Express’ segment earnings before DD&A increased from $4.4 million in the three months ended September 30, 2006 to $8.6 million in the three months ended September 30, 2007, an increase of $4.2 million (95%). Segment earnings were positively impacted in 2007, relative to 2006, by increased equity in earnings of the Express Pipeline system due principally to (i) inventory settlement revenues, and (ii) lower interest costs. These positive impacts were partially offset by higher electricity rates in 2007.

Express’ segment earnings before DD&A increased from $11.6 million in the nine months ended September 30, 2006 to $16.7 million in the combined nine months ended September 30, 2007, an increase of $5.1 million (44%) due principally to the same factors affecting third quarter results as discussed above.

Products Pipelines – KMP

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$202.7	$197.5
Operating Expenses	(61.9)	(88.6)
Other Income (Expense)	0.6	-
Earnings from Equity Investments	7.3	0.1
Interest Income and Other Income (Expense), Net[4]	2.9	2.7
Income Taxes	(6.4)	0.6
Segment Earnings Before DD&A	$145.2	$112.3

Operating Statistics:
Gasoline (MMBbl)	111.2	115.6
Diesel Fuel (MMBbl)	42.1	41.5
Jet Fuel (MMBbl)	31.9	30.0
Total Refined Product Volumes (MMBbl)	185.2	187.1
Natural Gas Liquids (MMBbl)	7.4	6.9
Total Delivery Volumes (MMBbl)[6]	192.6	194.0

	Combined Results	Successor Company	Predecessor Company
	for the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Operating Revenues	$601.2	$269.5	$331.7	$547.7
Operating Expenses[1]	(201.3)	(85.0)	(116.3)	(218.3)
Other Income (Expense) [2]	1.1	1.7	(0.6)	-
Earnings from Equity Investments[3]	22.6	10.2	12.4	9.3
Interest Income and Other Income (Expense), Net[4]	8.2	3.5	4.7	11.1
Income Taxes[5]	(14.8)	(7.3)	(7.5)	(3.3)
Segment Earnings Before DD&A	$417.0	$192.6	$224.4	$346.5

Operating Statistics:
Gasoline (MMBbl)	332.0	149.2	182.8	340.0
Diesel Fuel (MMBbl)	122.2	55.6	66.6	118.0
Jet Fuel (MMBbl)	94.0	42.7	51.3	89.4
Total Refined Product Volumes (MMBbl)	548.2	247.5	300.7	547.4
Natural Gas Liquids (MMBbl)	22.8	9.1	13.7	25.7
Total Delivery Volumes (MMBbl)[6]	571.0	256.6	314.4	573.1

________________

1

Nine month 2007 and 2006 amounts include increases in expense associated with environmental liability adjustments of $2.2 million and $13.5 million, respectively.

2

Nine months ended and four months ended September 30, 2007 include a $1.8 million decrease in segment earnings resulting from valuation adjustments, related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements).

Knight Inc. Form 10-Q

3

Nine month 2006 amount includes a $4.9 million increase in expense associated with environmental liability adjustments on Plantation Pipe Line Company.

4

Three and nine month 2007 amounts include increases in income of $0.9 million and $1.7 million respectively, resulting from unrealized foreign currency gains on long-term debt transactions. Nine month 2006 amount includes a $5.7 million increase in income resulting from transmix contract settlements.

5

Nine month 2006 amount includes a $1.9 million decrease in expense associated with the tax effect on Kinder Morgan Energy Partners’ share of environmental expenses incurred by Plantation Pipe Line Company and described in footnote (3).

6

Includes Pacific, Plantation, CALNEV, Central Florida, Cochin and Cypress pipeline volumes.

Combined, the certain items described in the footnotes to the table above increased the Products Pipelines - KMP third quarter 2007 segment earnings before depreciation, depletion and amortization expenses by $0.9 million, when compared to the third quarter of 2006, and increased the segment’s nine month 2007 earnings before depreciation, depletion and amortization by $8.5 million, relative to the first nine months last year. Following is information related to the increases and decreases, in the same comparable periods of 2007 and 2006, of the segment’s (i) remaining changes to earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
West Coast Terminals	$3.2	40%	$1.0	6%
Pacific Operations	4.1	6%	1.7	2%
Transmix Operations	1.1	18%	1.6	17%
Cochin Pipeline System	11.9	1,090%	9.7	133%
Plantation Pipeline	4.3	96%	0.2	2%
All Other (Including Eliminations)	7.4	26%	(9.1)	(16)%
Total	$32.0	29%	$5.1	3%

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
West Coast Terminals	$10.3	38%	$5.1	11%
Pacific Operations	8.6	5%	17.6	7%
Transmix Operations	6.2	38%	8.4	36%
Cochin Pipeline System	18.7	182%	27.9	104%
Plantation Pipeline	5.7	23%	0.8	2%
All Other (Including Eliminations)	12.4	14%	(6.3)	(4)%
Total	$61.9	17%	$53.5	10%

All of the assets in the Products Pipelines business segment produced higher earnings before depreciation, depletion and amortization expenses in the third quarter of 2007 than in the comparable quarter last year. The overall increases in segment earnings before depreciation, depletion and amortization in the three and nine month periods ended September 30, 2007, relative to the same periods a year ago, were driven by incremental earnings from the Cochin pipeline system. The higher earnings and revenues from Cochin were largely attributable to Kinder Morgan Energy Partners’ January 1, 2007 acquisition of the remaining approximately 50.2% ownership interest that it did not already own. Upon closing of the transaction, Kinder Morgan Energy Partners became the operator of the pipeline. For more information on this acquisition, see Note 4 of the accompanying Notes to Consolidated Financial Statements.

Kinder Morgan Energy Partners also benefited from favorable results from its approximate 51% equity investment in Plantation Pipe Line Company, its Pacific operations, West Coast terminal operations and petroleum pipeline transmix operations.

The increases in earnings from Kinder Morgan Energy Partners’ equity investment in Plantation was due to higher overall net income earned by Plantation Pipe Line Company, largely resulting from both higher pipeline revenues and lower period-to-period operating expenses. The increase in revenues was largely due to higher oil loss allowance tariff rates in 2007, relative

Knight Inc. Form 10-Q

to last year, and the drop in operating expenses, including fuel, power and pipeline maintenance expenses, was due to both decreases in period-to-period delivery volumes and lower pipeline integrity expenses in 2007 versus 2006.

The quarterly increase in earnings before depreciation, depletion and amortization from the Pacific operations was attributable to both higher revenues and lower operating expenses in 2007 versus 2006. The higher revenues reflected a 1.4% increase in average tariff rates and a 0.7% increase in total mainline delivery volumes. The drop in operating expenses was largely due to lower pipeline maintenance expenses in the third quarter of 2007, relative to the third quarter of 2006, related to a change in the third quarter of 2006 that both recognized and transferred a portion of pipeline integrity costs from sustaining capital expenditures (within property, plant and equipment on the accompanying consolidated balance sheets) to maintenance expense in the accompanying consolidated statements of operations.

For the comparable nine month periods, the Pacific operations’ increase in earnings before depreciation, depletion and amortization expenses was largely revenue related, attributable to increases in both transportation volumes and average tariff rates. Combined mainline delivery and terminal revenues increased 6.5% in the first nine months of 2007 versus the same period a year ago, due largely to higher delivery volumes to Arizona, partly due to the completed expansion of the East Line pipeline during the summer of 2006, and to various West Coast military bases.

The period-to-period earnings increases from the West Coast terminal operations were due to higher operating revenues, lower operating expenses and (for the comparable nine month periods) incremental gains from asset sales in the second quarter of 2007. The increases in terminal revenues were driven by higher throughput volumes from the combined Carson/Los Angeles Harbor terminal system, and from the Linnton and Willbridge terminals located in Portland, Oregon. The decrease in operating expenses in 2007 versus 2006 was largely related to higher environmental expenses recognized in 2006, due to adjustments to accrued environmental liabilities.

The period-to-period increases in earnings before depreciation, depletion and amortization from the petroleum pipeline transmix operations were directly related to higher revenues, reflecting incremental revenues from the Greensboro, North Carolina facility and higher processing revenues from the Colton, California facility. In May 2006, Kinder Morgan Energy Partners completed construction and placed into service the Greensboro facility (for a cost of approximately $11 million), and during 2007, the plant has continued to handle higher than budgeted processing volumes. For the comparable three and nine month periods, the Greensboro facility has contributed incremental earnings before depreciation, depletion and amortization of $0.6 million and $3.8 million, respectively, in 2007 compared to 2006. The increases in earnings and revenues from the Colton facility, which processes transmix generated from volumes transported to the Southern California and Arizona markets by the Pacific operations’ pipelines, were primarily due to period-to-period increases in average processing contract rates, which more than offset slightly lower processing volumes.

Combining all of the segment’s operations, revenues from refined petroleum products deliveries increased 3.8% in the third quarter of 2007, compared to the third quarter last year, while total products delivery volumes decreased 1.0%. Compared to the third quarter last year, gasoline delivery volumes decreased, while diesel and jet fuel volumes were up. Excluding Plantation, which continued to be impacted by a competing pipeline that began service in mid-2006, total refined products delivery volumes increased by 0.2% for the quarter and by 1.9% for the first nine months of 2007, compared to the same prior year periods. Volumes on the CALNEV and Central Florida pipelines were up 1.2% and 1.8%, respectively, in the third quarter of 2007, compared to the third quarter last year.

Natural Gas Pipelines – KMP

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$1,526.8	$1,650.4
Operating Expenses[1]	(1,387.5)	(1,519.2)
Other Income (Expense)	0.4	-
Earnings from Equity Investments	4.0	10.0
Interest Income and Other Income (Expense), Net	-	0.5
Income Tax Benefit (Expense)	(1.4)	(1.0)
Segment Earnings Before DD&A	$142.3	$140.7

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[4]	402.4	384.9
Natural Gas Sales Volumes (Trillion Btus)[5]	224.4	243.5

Knight Inc. Form 10-Q

	Combined Results for	Successor Company	Predecessor Company
	the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Operating Revenues	$4,755.3	$2,114.7	$2,640.6	$5,082.2
Operating Expenses[1]	(4,348.2)	(1,929.7)	(2,418.5)	(4,694.0)
Other Income (Expense)[2]	1.7	1.8	(0.1)	15.1
Earnings from Equity Investments[3]	14.2	5.3	8.9	31.8
Interest Income and Other Income (Expense), Net	0.2	-	0.2	0.9
Income Tax Benefit (Expense)	(2.6)	-	(2.6)	(0.9)
Segment Earnings Before DD&A	$420.6	$192.1	$228.5	$435.1

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[4]	1,175.2	529.6	645.6	1,067.4
Natural Gas Sales Volumes (Trillion Btus)[5]	641.0	295.2	345.8	690.0

________________

1

Three months and nine months ended September 30, 2007 include $0.3 million and $0.7 million increases, respectively, in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements). 2006 nine-month amount includes a $1.5 million increase in expense associated with environmental liability adjustments and a $6.3 million reduction in expense due to the adjustment of a reserve related to a natural gas purchase/sales contract.

2

September 2007 results included a $1.4 million decrease in segment earnings resulting from valuation adjustments, related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements). 2006 nine-month amount represents a $15.1 million gain from the combined sale of the Douglas natural gas gathering system and Painter Unit fractionation facility.

3

Nine-month 2007 amount includes an expense of $1.0 million reflecting Kinder Morgan Energy Partners’ portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

4

Includes Rocky Mountain Pipeline Group and Texas intrastate natural gas pipeline group pipeline volumes.

5

Represents Texas intrastate natural gas pipeline group.

Driven by higher natural gas transmission and storage revenues, the Natural Gas Pipelines - KMP business segment reported a 1% increase in earnings before depreciation, depletion and amortization expenses for the third quarter of 2007, when compared to last year’s third quarter. The net effect of the certain other items described in the footnotes to the table above resulted in a $21.6 million reduction in the segment’s earnings before depreciation, depletion and amortization for the nine months ended September 30, 2007, when compared to the same period of 2006. The largest of these items was a comparable decrease in earnings of $15.1 million in 2007 due to the April 2006 sale of the Douglas natural gas gathering system and Painter Unit fractionation facility. Effective April 1, 2006, Kinder Morgan Energy Partners sold these two assets to a third party for approximately $42.5 million in cash, and we included a net gain of $15.1 million within “Other Income, Net” in the accompanying Consolidated Statements of Operations for nine months ended September 30, 2006. For more information on this gain, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

Following is information related to the quarter-to-quarter increases and decreases, and the remaining increases and decreases in the comparable nine month periods of 2007 and 2006, of the segment’s (i) earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Knight Inc. Form 10-Q

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$5.2	7%	$(141.3)	(9)%
Casper and Douglas Gas Processing	4.5	263%	5.6	25%
Rocky Mountain Pipeline Group	(6.5)	(12)%	12.3	16%
Red Cedar Gathering Company	(1.9)	(22)%	-	-
All Others	-	-	-	-
Intrasegment Eliminations	-	-	(0.2)	(99)%
Total	$1.3	1%	$(123.6)	(7)%

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$23.0	11%	$(343.4)	(7)%
Casper and Douglas Gas Processing	4.3	40%	(5.1)	(7)%
Rocky Mountain Pipeline Group	(12.7)	(8)%	25.2	12%
Red Cedar Gathering Company	(6.2)	(22)%	-	-
All Others	(1.3)	(28)%	(3.8)	(95)%
Intrasegment Eliminations	-	-	0.2	16%
Total	$7.1	2%	$(326.9)	(6)%

The segment’s overall increases in earnings before depreciation, depletion and amortization expenses in both the three and nine months ended September 30, 2007, when compared to the same periods last year, were driven by a strong third quarter 2007 performance from the Texas intrastate natural gas pipeline group, which collectively, serves the Texas Gulf Coast region by transporting, buying, selling, processing and storing natural gas from multiple onshore and offshore supply sources. The higher earnings in 2007 compared to 2006 were primarily due to higher sales margins on renewal and incremental contracts, increased transportation revenue from higher volumes and rates, greater value from natural gas storage activities (including sales of cushion gas due to the termination of a storage facility lease), and higher natural gas processing margins. Although natural gas sales volumes were down 8% in the third quarter of 2007 versus the third quarter of 2006, natural gas transport volumes on the Texas intrastate systems increased nearly 5%, resulting in higher transportation revenues. The Intrastate group also benefited from incremental natural gas storage revenues due to a long-term firm transportation and storage services contract with one of its largest customers that became effective April 1, 2007.

The Texas intrastate group accounted for more than half of the segment’s total earnings before depreciation, depletion and amortization expenses in both the three and nine months ended September 30, 2007, when compared to the same periods a year ago. Because the group also buys and sells natural gas (typically matching purchases with sales), the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in the intrastate groups’ average prices and volumes for natural gas purchased and sold.

The increases in earnings from the Casper and Douglas natural gas processing operations were driven by a strong third quarter 2007 performance that included an overall 25% increase in operating revenues, when compared to the third quarter of 2006. The increase was primarily attributable to higher natural gas liquids sales revenues, due to increases in both prices and volume.

The decreases in earnings in both comparable periods from the Rocky Mountain interstate natural gas pipeline group, which is comprised of Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company, TransColorado Gas Transmission Company, and Kinder Morgan Energy Partners’ current 51% equity investment in Rockies Express Pipeline LLC, resulted primarily from period-to-period decreases of $4.1 million and $9.7 million, respectively, in equity earnings from the investment in Rockies Express. The decreases in earnings from Rockies Express, which began interim service in February 2006, reflects lower net income due primarily to incremental depreciation and interest expense allocable to a segment of the project that was placed in service in February 2007 and, until the completion of the Rockies Express-West project, has limited natural gas reservation revenues and volumes. Rockies Express-West has an in-service target date of January 1, 2008.

Third quarter earnings from the Kinder Morgan Interstate Gas Transmission and Trailblazer Pipeline systems decreased $3.7 million (11%) and increased $0.8 million (6%), respectively, in 2007, compared to 2006. The decrease from Kinder Morgan Interstate Gas Transmission was largely related to lower margins from sales of both operational natural gas and cushion gas

Knight Inc. Form 10-Q

volumes; lower fuel recoveries; higher property tax expenses, due to tax accrual adjustments, and to higher gas transmission expenses, related to higher transport volumes in the third quarter of 2007. The increase in earnings from Trailblazer was due largely to higher quarter-to-quarter revenues, due to an over 4% increase in natural gas transmission volumes, partially offset by lower earnings due to timing differences on the settlements of pipeline operational imbalances.

The drop in period-to-period earnings before depreciation, depletion and amortization from Kinder Morgan Energy Partners’ 49% equity investment in the Red Cedar Gathering Company was mainly due to higher prices on incremental sales of excess fuel gas and to higher natural gas gathering revenues in 2006, relative to the third quarter and first nine months of 2007.

CO2 – KMP

	Successor Company	Predecessor Company
	Three Months Ended Septmeber 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues[1]	$256.8	$192.3
Operating Expenses	(75.8)	(68.8)
Earnings from Equity Investments	4.1	3.4
Other Income (Expense), Net	-	0.3
Income Tax Benefit (Expense)	(0.9)	(0.1)
Segment Earnings Before DD&A	$184.2	$127.1

Operating Statistics:
Carbon Dioxide Delivery Volumes(Bcf)[2]	150.4	164.3
SACROC Oil Production (Gross)(MBbl/d)[3]	27.3	30.3
SACROC Oil Production (Net)(MBbl/d)[4]	22.8	25.3
Yates Oil Production (Gross)(MBbl/d)[3]	27.1	26.3
Yates Oil Production (Net)(MBbl/d)[4]	12.0	11.7
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	10.0	8.4
Realized Weighted Average Oil Price per Bbl[5,6]	$36.77	$32.49
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$53.68	$47.68

	Combined Results for	Successor Company	Predecessor Company
	the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Operating Revenues[1]	$660.8	$336.6	$324.2	$552.8
Operating Expenses	(222.6)	(101.1)	(121.5)	(194.1)
Earnings from Equity Investments	14.3	5.6	8.7	14.1
Other Income (Expense), Net	-	0.1	(0.1)	0.3
Income Tax Benefit (Expense)	(1.1)	0.2	(1.3)	(0.2)
Segment Earnings Before DD&A	$451.4	$241.4	$210.0	$372.9

Operating Statistics:
Carbon Dioxide Delivery Volumes(Bcf)[2]	472.6	200.3	272.3	503.4
SACROC Oil Production (Gross)(MBbl/d)[3]	28.4	27.5	29.1	30.8
SACROC Oil Production (Net)(MBbl/d)[4]	23.6	22.9	24.2	25.7
Yates Oil Production (Gross)(MBbl/d)[3]	26.7	27.4	26.4	25.9
Yates Oil Production (Net)(MBbl/d)[4]	11.9	12.0	11.7	11.5
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	9.8	10.0	9.7	8.9
Realized Weighted Average Oil Price per Bbl[5,6]	$35.56	$36.25	$35.03	$31.42
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$48.66	$53.02	$45.04	$44.82

________________

1

Three months and nine months ended September 30, 2007 include $46.2 million and $59.1 million increases in segment

Knight Inc. Form 10-Q

earnings, respectively, resulting from valuation adjustments related to assets sold in June and derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements). Nine-month 2006 amount includes a $1.8 million loss (from a decrease in revenues) on derivative contracts used to hedge forecasted crude oil sales.

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

The CO2 - KMP segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.

The items described in footnote 1 to the table above represent increases of $46.2 million and $60.9 million in both revenues and segment earnings for the three months and nine months ended September 30, 2007, respectively, over the comparable periods in 2006. For each of the segment’s two primary businesses, following is information related to the remaining period-to-period increases and decreases, of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(8.3)	(16)%	$(8.6)	(16)%
Oil and Gas Producing Activities	19.2	25%	21.4	14%
Intrasegment Eliminations	-	-	5.5	32%
Total	$10.9	9%	$18.3	10%

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(14.3)	(10)%	$(15.0)	(10)%
Oil and Gas Producing Activities	31.9	14%	49.9	11%
Intrasegment Eliminations	-	-	12.2	27%
Total	$17.6	5%	$47.1	8%

The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses were driven by higher earnings from the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants. Highlights for the third quarter of 2007 compared to the third quarter of 2006 included an increase in oil production at the Yates field unit and higher earnings from natural gas liquids sales volumes, due largely to increased recoveries at the SACROC field unit gas processing operations.

Revenues from the segment’s oil and gas producing activities’ crude oil sales and natural gas liquids sales increased $7.6 million (7%) and $12.3 million (33%), respectively, in the third quarter of 2007 compared to the third quarter of 2006, and increased $26.8 million (8%) and $21.4 million (20%), respectively, in the first nine months of 2007 compared to the first nine months of 2006. The increases in both quarterly and nine-month crude oil revenues in 2007 versus 2006 resulted from a 13% increase in the realized weighted average price per barrel, partially offset by decreases in sales volumes of 6% and 4%, respectively. Average gross oil production for the third quarter of 2007 was 27.1 thousand barrels per day at the Yates unit, up 3% from the third quarter of 2006, and 27.3 thousand barrels per day at SACROC, a decline of 10% versus the third quarter of 2006. With regard to natural gas liquids, the period-to-period increases in revenues from the sales of natural gas liquids were almost equally due to favorable sales-volume and price variances—liquids sales volumes increased 18% and 10%, respectively, and the realized weighted average price per barrel increased 13% and 9%, respectively.

Knight Inc. Form 10-Q

The period-to-period decreases in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities were primarily due to decreases in carbon dioxide sales revenues, caused by lower year-over-year prices for carbon dioxide in 2007. The segment’s average price received for all carbon dioxide sales decreased 19% in both the three and nine month periods ended September 30, 2007, when compared to the same periods in 2006. The decreases in average carbon dioxide sales price were primarily attributable to the expiration of a significantly high-priced sales contract in December 2006.

In addition, period-to-period carbon dioxide delivery volumes decreased 8% and 6%, respectively, in the comparable three and nine month periods, and as always, we do not recognize profits on carbon dioxide sales to ourselves. As of September 30, 2007, we expect our CO2 - KMP business segment to fall substantially short of its published annual budget of earnings before depreciation, depletion and amortization for 2007, primarily due to the lower crude oil production at the SACROC unit.

The segment’s operating expenses increased $7.0 million (10%) in the third quarter of 2007, and $28.5 million (15%) in the first nine months of 2007, when compared to the same year earlier periods. The increases were largely due to additional labor and field expenses, driven by higher well workover and completion expenses related to infrastructure expansions at the SACROC and Yates oil field units, and to higher severance tax expenses, related to the increases in crude oil revenues.

Because the CO2 - KMP segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, we mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of the hedge gains and losses for crude oil and natural gas liquids are included in the realized average price for oil. Had we not used energy derivative contracts to transfer commodity price risk, crude oil sales prices would have averaged $73.12 per barrel in the third quarter of 2007, and $68.20 per barrel in the third quarter of 2006. For more information on our hedging activities, see Note 9 of the accompanying Notes to Consolidated Financial Statements.

Terminals – KMP

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$247.2	$223.1
Operating Expenses	(133.0)	(122.1)
Other Income	1.5	-
Earnings from Equity Investments	0.3	0.1
Interest Income and Other Income (Expense), Net	0.3	1.0
Income Taxes	(6.9)	(3.7)
Segment Earnings Before DD&A	$109.4	$98.4

Operating Statistics:
Bulk Transload Tonnage (MMtons)[2]	22.6	25.4
Liquids Leaseable Capacity (MMBbl)	46.3	43.5
Liquids Utilization	96.5%	97.8%

Knight Inc. Form 10-Q

	Combined Results for	Successor Company	Predecessor Company
	the Nine Months Ended September 30, 2007	Four Month Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)

Operating Revenues	$691.3	$326.8	$364.5	$649.8
Operating Expenses	(365.9)	(173.7)	(192.2)	(354.8)
Other Income[1]	5.9	2.9	3.0	-
Earnings from Equity Investments	0.3	0.3	-	0.2
Interest Income and Other Income (Expense), Net	0.3	-	0.3	2.3
Income Taxes	(11.9)	(8.6)	(3.3)	(7.5)
Segment Earnings Before DD&A	$320.0	$147.7	$172.3	$290.0

Operating Statistics:
Bulk Transload Tonnage (MMtons)[2]	63.2	29.5	33.7	69.6
Liquids Leaseable Capacity (MMBbl)	46.3	46.3	43.6	43.5
Liquids Utilization	96.5%	96.5%	97.5%	97.8%

________________

1

Nine month 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

2

Volumes for acquired terminals are included for all periods.

The Terminals – KMP business segment includes the operations of the petroleum and petrochemical-related liquids terminal facilities (other than those included in the Products Pipelines - KMP segment), and all of the coal, petroleum coke, steel and other dry-bulk material services facilities. As described in footnote 1 to the table above, the segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the first nine months of 2007, compared to the first half of 2006, included a $1.8 million gain (recognized in January 2007) based upon our final determination of the book value of fixed assets damaged or destroyed during Hurricanes Katrina and Rita in 2005.

The segment’s $11.0 million (11%) increase in earnings before depreciation, depletion and amortization in the third quarter of 2007 versus the third quarter of 2006, and its remaining $28.2 million (10%) increase in earnings before depreciation, depletion and amortization in the first nine months of 2007 versus the first nine months a year ago, were due to a combination of internal expansions and strategic acquisitions completed since the third quarter of 2006. Since the end of the third quarter of 2006, Kinder Morgan Energy Partners has invested approximately $178.1 million in cash and $1.7 million in common units to acquire terminal assets and equity investments and, combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $8.4 million, revenues of $22.5 million and operating expenses of $14.4 million, respectively, in the third quarter of 2007, and incremental earnings before depreciation, depletion and amortization of $13.8 million, revenues of $41.1 million and operating expenses of $27.5 million, respectively, in the first nine months of 2007. All of the incremental amounts represent the earnings, revenues and expenses from the acquired terminals’ operations during the additional months of ownership in 2007, and do not include increases or decreases during the same months Kinder Morgan Energy Partners owned the assets in 2006.

Kinder Morgan Energy Partners’ significant terminal acquisitions since the end of the second quarter of 2006 included the following:

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

•

the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007; and

Knight Inc. Form 10-Q

•

the terminal assets and operations acquired from Marine Terminals, Inc., which are primarily involved in the handling and storage of steel and alloys and consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama, Hertford, North Carolina, and Berkley, South Carolina. The assets were acquired September 1, 2007.

For all other terminal operations (those owned during identical periods in both 2007 and 2006), earnings before depreciation, depletion and amortization expenses and the property casualty gain increased $2.6 million (3%) in the third quarter of 2007, and $14.4 million (5%) in the first nine months of 2007, when compared to the same prior year periods.

The overall increases in earnings represent net changes in terminal results at various locations, but quarterly highlights in the third quarter of 2007 included higher earnings from (i) the Texas Petcoke region, due largely to higher petroleum coke throughput volumes at the Port of Houston facility; (ii) the combined operations of the Argo and Chicago, Illinois liquids terminals, due to increased ethanol throughput and incremental liquids storage and handling business; (iii) the Lower Mississippi (Louisiana) terminals, which include Kinder Morgan Energy Partners’ 66 2/3% ownership interest in the International Marine Terminals partnership and the Port of New Orleans liquids facility located in Harvey, Louisiana; and (iv) the Pier IX terminal, located in Newport News, Virginia, largely due to a 27% quarter-to-quarter increase in coal transfer volumes. The earnings increases from the Louisiana terminals continue to reflect incremental business recovery from the effects of past hurricane damage.

In addition, for the comparable nine-month periods, Kinder Morgan Energy Partners received incremental contributions from its two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas. The two terminals continued to benefit from recent expansions that have added new liquids tank capacity in 2007, relative to 2006. Expansion projects completed since the end of the third quarter of 2006 have increased the liquids terminals’ leaseable capacity by over 6%, more than offsetting a slight 1% drop in the overall utilization percentage.

Trans Mountain – KMP

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In millions)	(In millions)
Operating Revenues	$43.7	$33.6
Operating Expenses	(19.3)	(14.2)
Other Income (Expense)	-	-
Interest Income and Other Income (Expense), Net	2.9	0.6
Income Tax Benefit (Expense)	(5.2)	(4.0)
Segment Earnings Before DD&A	$22.1	$16.0

Operating Statistics:
Transport Volumes (MMBbl)	25.3	21.8

	Combined Results for	Successor Company	Predecessor Company
	the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006
	(In millions)		(In millions)
Operating Revenues	$119.8	$57.9	$61.9	$94.1
Operating Expenses	(47.2)	(24.2)	(23.0)	(38.7)
Other Income (Expense) [1]	(377.1)	-	(377.1)	0.9
Interest Income and Other Income (Expense), Net	4.0	2.3	1.7	2.0
Income Tax Benefit (Expense)	(6.0)	(5.1)	(0.9)	(8.2)
Segment Earnings Before DD&A	$(306.5)	$30.9	$(337.4)	$50.1

Operating Statistics:
Transport Volumes (MMBbl)	70.1	33.7	36.4	63.0

__________

1

Nine month 2007 amount represents a goodwill impairment expense.

Knight Inc. Form 10-Q

The Trans Mountain – KMP segment includes the operations of the Trans Mountain Pipeline, which Kinder Morgan Energy Partners acquired from Knight Inc. effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the State of Washington. An additional 35,000 barrels per day expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction and is expected to be in service by late 2008.

For the third quarter of 2007, the Trans Mountain – KMP business segment reported a $6.1 million (38%) increase in earnings before depreciation, depletion and amortization expenses, compared to the third quarter last year. The increase was largely due to a 16% increase in throughput volumes in part due to the pump station expansion that came on line earlier in 2007.

Excluding the $377.1 million goodwill impairment charge in 2007, segment earnings before depreciation, depletion and amortization expenses increased by $20.5 million (41%) for the nine months ended September 30, 2007, over the comparable period in 2006. This increase was also due, in part, to the pump station expansion that came on line earlier in 2007.

Interest and Corporate Expenses, Net

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Earnings Increase (Decrease)
	(In millions)	(In millions)
General and Administrative Expense	$(121.1)	$(80.7)	$(40.4)
Interest Expense, Net	(255.5)	(147.2)	(108.3)
Interest Expense – Deferrable Interest Debentures	(5.4)	(5.4)	-
Minority Interests	(52.4)	(78.7)	26.3
Other, Net	8.4	7.6	0.8
	$(426.0)	$(304.4)	$(121.6)

	Combined Results for	Successor Company	Predecessor Company
	the Nine Months Ended September 30, 2007	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007	Nine Months Ended September 30, 2006	Earnings Increase (Decrease)
	(In millions)		(In millions)
General and Administrative Expense	$(434.7)	$(151.1)	$(283.6)	$(251.0)	$(183.7)
Interest Expense, Net	(592.0)	(340.1)	(251.9)	(415.4)	(176.6)
Interest Expense – Deferrable Interest Debentures	(16.4)	(7.3)	(9.1)	(16.4)	-
Minority Interests	(177.6)	(86.9)	(90.7)	(265.6)	88.0
Loss on Mark-to-market Interest Rate Swaps	-	-	-	(22.3)	22.3
Other, Net	18.2	14.7	3.5	8.9	9.3
	$(1,202.5)	$(570.7)	$(631.8)	$(961.8)	$(240.7)

“Interest and Corporate Expenses, Net” was an expense of $426.0 million in the third quarter of 2007, compared to an expense of $304.4 million in the third quarter of 2006, an increase of $121.6 million (40%). “Interest and Corporate Expenses, Net” was an expense of $1,202.5 million in the first nine months of 2007, compared to an expense of $961.8 million in the first nine months of 2006, an increase of $240.7 million (25%).

The $40.4 million increase in general and administrative expense in the third quarter of 2007, relative to 2006, was due to (i) $1.6 million of general and administrative expense related to the Going Private transaction, (ii) a $14.5 million increase in general and administrative expense of Kinder Morgan Energy Partners, (iii) a $28.2 million increase in general and administration expense related to litigation reserves and (iv) a $3.9 million decrease in other general and administrative expense.

The $183.7 million increase in general and administrative expense in the first nine months of 2007, relative to 2006, was due to (i) $116.5 million of general and administrative expense related to the Going Private transaction and expenses incurred in connection with other asset sales transactions, principally all of which was incurred in the five months ended May 31, 2007, (ii) a $42.6 million increase in general and administrative expense of Kinder Morgan Energy Partners (iii) a $28.2 million increase in general and administration expense related to litigation reserves and (iv) a $3.6 million decrease in other general and administrative expense.

Knight Inc. Form 10-Q

The $108.3 million increase in Interest Expense, Net in the third quarter of 2007, relative to 2006, was due to (i) a $12.2 million increase in interest expense of Kinder Morgan Energy Partners and (ii) a $96.1 million increase in other interest expense resulting from (1) primarily increased debt levels, including the additional debt incurred in the Going Private transaction and (2) increased interest rates.

The $176.6 million increase in Interest Expense, Net in the first nine months of 2007, relative to 2006, was due to (i) a $38.8 million increase in interest expense of Kinder Morgan Energy Partners and (ii) a $137.8 million increase in other interest expense resulting from (1) primarily increased debt levels, including the additional debt incurred in the Going Private transaction, which affects the interest expense in the four months ended September 30, 2007 and (2) increased interest rates.

The $26.3 million decrease in minority interests in the third quarter of 2007, relative to 2006, was due to (i) a $23.1 million decrease in minority interests of Kinder Morgan Energy Partners, (ii) a $2.9 million decrease in minority interests of Kinder Morgan Management and (iii) a $0.3 million decrease in other minority interests, principally Triton Power.

The $88.0 million decrease in minority interests in the first nine months of 2007, relative to 2006, was due to (i) a $74.9 million decrease in minority interests of Kinder Morgan Energy Partners, (ii) a $12.7 million decrease in minority interests of Kinder Morgan Management and (iii) a $0.4 million decrease in other minority interests, principally Triton Power.

During the first quarter of 2006, we recorded a pre-tax charge of $22.3 million ($14.1 million after tax) related to the financing of the Terasen acquisition. The charge was necessary because certain derivatives put in place related to the debt financing for this acquisition did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles. Thus these derivatives were required to be marked-to-market, resulting in a non-cash charge to income. These derivatives have now been effectively terminated (see Note 9 of the accompanying Notes to Consolidated Financial Statements).

Income Taxes – Continuing Operations

The income tax provision increased from $73.5 million in the third quarter of 2006 to $74.6 million in the third quarter of 2007, an increase of $1.1 million (1%) due principally to the taxes applicable to our foreign operations, reduction of tax benefit due to the sale of Terasen Inc., and taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners, partially offset by minority interest associated with Kinder Morgan Management.

The income tax provision increased from $216.9 million for the nine months ended September 30, 2006 to $231.4 million for the combined nine month period ended September 30, 2007, an increase of $14.5 million (7%) due principally to fees incurred in the Going Private transaction for which we are still evaluating deductibility, reduction in tax benefit due to the sale of Terasen Inc., and taxes on corporate subsidiary and equity earnings of Kinder Morgan Energy Partners, partially offset by minority interst associated with Kinder Morgan Management, as discussed above.

Discontinued Operations

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash.

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

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million plus working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs) in the first quarter of 2007. Incremental losses of approximately $11.9 million (net of tax of $2.9 million) and approximately $0.3 million (net of tax of $0.1 million) were recorded in the third quarter of 2007 to reflect final working capital adjustments and to increase previously recorded liabilities, respectively. Incremental taxes related to these adjustments were recorded to

Knight Inc. Form 10-Q

adjust the capital loss carryforward associated with the Terasen Inc. sale. See Note 1(M) for additional information regarding our income taxes.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the above-mentioned operations have been reclassified to discontinued operations for all periods presented.

Note 6 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service and capital expenditures. In addition to these requirements, Kinder Morgan Energy Partners requires cash for the quarterly distributions to its public common unitholders. Our capital expenditures (other than sustaining capital expenditures) are discretionary. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our credit facilities or by issuing long-term notes. In addition, Kinder Morgan Energy Partners could meet its cash requirements (i) with cash from operations, (ii) through borrowings under its credit facility or by issuing short-term commercial paper or long-term notes (except with respect to quarterly cash distributions) or (iii) by selling additional units for cash.

Invested Capital

The following table illustrates the sources of our invested capital. Our net debt to total capital decreased in the first nine months of 2007 principally the result of (i) a net increase of approximately $2.7 billion in common equity, excluding accumulated other comprehensive loss, resulting from the Going Private transaction, (ii) an approximate $2.8 billion reduction in net debt due to the sales of Terasen Inc. and Terasen Pipelines (Corridor) Inc. and (iii) approximately $305.0 million and $259.4 million of payments made on senior notes of Knight Inc. and Kinder Morgan Energy Partners, respectively. These decreases were partially offset by (i) a net of $4.6 billion of additional borrowings under our new $5.755 billion credit agreement primarily used to finance the Going Private transaction and (ii) $2.05 billion senior notes issued by Kinder Morgan Energy Partners.  See “Significant Financing Transactions” following for additional discussion regarding these financing transactions. Our ratio of net debt to total capital increased in 2006 compared to 2005 due to our adoption of EITF No. 04-5, which resulted in the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements beginning January 1, 2006. Although the total debt on our consolidated balance sheet increased as a result of including Kinder Morgan Energy Partners’ debt balances with ours, Knight Inc. has not assumed any additional obligations with respect to Kinder Morgan Energy Partners’ debt. See Note 1(A) of the accompanying Notes to Consolidated Financial Statements for information regarding EITF No. 04-5. Our ratio of net debt to total capital increased in the fourth quarter of 2005 as a result of the acquisition of Terasen Inc.

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

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company
	September 30,	December 31,
	2007	2006	2005	2004
	(Dollars in millions)	(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$14,725.5	$10,623.9	$6,286.8	$2,258.0
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.1	283.6	283.6	283.6
Preferred Interest in General Partners of KMP	100.0	-	-	-
Capital Securities	-	106.9	107.2	-
Value of Interest Rate Swaps[1]	76.8	46.4	51.8	88.2
	15,185.4	11,060.8	6,729.4	2,629.8
Minority Interests	3,289.3	3,095.5	1,247.3	1,105.4
Common Equity, Excluding Accumulated Other Comprehensive Loss	7,947.6	3,657.5	4,051.4	2,919.5
	26,422.3	17,813.8	12,028.1	6,654.7
Value of Interest Rate Swaps	(76.8)	(46.4)	(51.8)	(88.2)
Capitalization	26,345.5	17,767.4	11,976.3	6,566.5
Short-term Debt, Less Cash and Cash Equivalents[2]	932.7	2,046.7	841.4	328.5
Invested Capital	$27,278.2	$19,814.1	$12,817.7	$6,895.0

Capitalization:
Outstanding Notes and Debentures	55.9%	59.8%	52.5%	34.4%
Minority Interests	12.5%	17.4%	10.4%	16.8%
Common Equity	30.1%	20.6%	33.8%	44.5%
Deferrable Interest Debentures Issued to Subsidiary Trusts	1.1%	1.6%	2.4%	4.3%
Preferred Interest in General Partners of KMP	0.4%	-%	-%	-%
Capital Securities	-%	0.6%	0.9%	-%

Invested Capital:
Net Debt[3,4]	57.4%	63.9%	55.6%	37.5%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Preferred Interest in General Partners of KMP, Capital Securities and Minority Interests	42.6%	36.1%	44.4%	62.5%

1

See “Significant Financing Transactions” following.

2

Cash and cash equivalents netted against short-term debt were $139.3 million, $129.8 million, $116.6 million and $176.5 million for September 30, 2007 and December 31, 2006, 2005 and 2004, respectively.

3

Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.

4

Our ratio of net debt to invested capital, not including the effects of consolidating Kinder Morgan Energy Partners, was 46.1% at September 30, 2007 and 56.2% at December 31, 2006.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facilities, the commercial paper program of Kinder Morgan Energy Partners (which is supported by its revolving bank facility) and cash provided by operations. The following represents the revolving credit facilities that were available to Knight Inc. and its respective subsidiaries, short-term debt outstanding under the credit facilities or an associated commercial paper program, and available borrowing capacity under the facilities after applicable letters of credit.

Knight Inc. Form 10-Q

	At September 30, 2007		At October 31, 2007
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion, six-year secured revolver, due May 2013	$427.0	$430.0	$456.0	$401.0

Commercial Paper:
Kinder Morgan Energy Partners[2]
$1.85 billion, five-year unsecured revolver, due August 2010	$576.4	$807.8	$363.8	$1,020.4

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

Our current maturities of long-term debt of $68.6 million at September 30, 2007 represent (i) $5.0 million of our 6.50% Series Debentures due September 1, 2013, (ii) $10.0 million of equal quarterly payments on our floating rate Tranche A term loan facility, (iii) $33.0 million of equal quarterly payments on our floating rate Tranche B term loan facility, (iv) $9.5 million of a 5.40% long-term note of Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company due March 31, 2008, (v) $6.1 million of Kinder Morgan Texas Pipeline, L.P.’s 5.23% Series Notes due January 2, 2014 and (vi) $5.0 million of Central Florida Pipe Line LLC’s 7.84% Series Notes due on July 23, 2008. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represent an additional short-term obligation of $501.1 million at September 30, 2007. Given our expected cash flows from operations, our unused debt capacity as discussed preceding, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Significant Financing Transactions

On September 28, 2007, we made quarterly payments of $2.5 million on the Tranche A and $8.25 million on the Tranche B term loan facilities. Additionally on July 31, 2007, we made a $100 million voluntary prepayment on the Tranche B term loan facility using the proceeds from the issuance of Kinder Morgan G.P., Inc.’s preferred shares as discussed following.

On September 3, 2007, we made a $5.0 million payment on our 6.50% Series Debentures, Due 2013.

On August 28, 2007, Kinder Morgan Energy Partners issued $500 million of its 5.85% senior notes due September 15, 2012. Kinder Morgan Energy Partners used the $497.8 million net proceeds received after underwriting discounts and commissions to reduce the borrowings under its commercial paper program.

On August 15, 2007, Kinder Morgan Energy Partners repaid $250 million of 5.35% senior notes that matured on that date.

On July 27, 2007, Kinder Morgan G.P., Inc. sold 100,000 shares of its $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057 to a single purchaser. We used the net proceeds of approximately $98.6 million after the initial purchaser’s discounts and commissions to reduce debt. Until August 18, 2012, dividends will accumulate, commencing on the issue date, at a fixed rate of 8.33% per annum and will be payable quarterly in arrears, when

Knight Inc. Form 10-Q

and if declared by Kinder Morgan G.P., Inc.’s board of directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2007. After August 18, 2012, dividends on the preferred stock will accumulate at a floating rate of the 3-month LIBOR plus 3.8975% and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s board of directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2012. The preferred stock has approval rights over a commencement of or filing of voluntary bankruptcy by Kinder Morgan Energy Partners or its SFPP or Calnev subsidiaries.

On June 21, 2007, Kinder Morgan Energy Partners issued $550 million of its 6.95% senior notes due January 15, 2038. The net proceeds of approximately $543.9 million received after underwriting discounts and commissions were used to reduce Kinder Morgan Energy Partners’ short-term commercial paper.

As discussed in Note 6 of the accompany Notes to Consolidated Financial Statements, On March 5, 2007 we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. and on February 26, 2007, we entered into a definitive agreement to sell Terasen Inc., which includes the assets of Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc. These transactions closed on June 15, 2007 and May 17, 2007, respectively. Our consolidated debt was reduced by the debt balances of Terasen Inc. and Terasen Pipelines (Corridor) Inc. of approximately $2.9 billion, including the Capital Securities, as a result of these sales transactions.

On May 30, 2007, investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, completed the Going Private transaction. As of the closing date of the Going Private transaction, Kinder Morgan, Inc. had 149,316,603 common shares outstanding, before deducting 15,030,135 shares held in treasury. The Going Private transaction, including associated fees and expenses, was financed through (i) $5.0 billion in new equity financing from private equity funds and other entities providing equity financing, (ii) approximately $2.9 billion from rollover investors, who were certain current or former directors, officers or other members of management of Kinder Morgan, Inc. (or entities controlled by such persons) that directly or indirectly reinvested all or a portion of their equity interests in Kinder Morgan, Inc. and/or cash in exchange for equity interests in Knight Holdco LLC, the parent of the surviving entity of the Going Private transaction, (iii) approximately $4.8 billion of new debt financing, (iv) approximately $4.5 billion of our existing indebtedness (excluding debt of Terasen Pipelines (Corridor) Inc., which was divested on June 15, 2007) and (v) $1.7 billion of cash on hand resulting from the sale of our U.S.-based and Canada-based retail natural gas distribution operations (see preceding discussion under “Discontinued Operations”). In connection with the Going Private transaction, on May 30, 2007, we filed a certificate with the State of Kansas changing the total number of shares of all classes of stock that can be authorized for issuance under our restated articles of incorporation, as amended, to 100 shares of common stock having a par value of $0.01 per share. On May 30, 2007, we issued 100 shares of our common stock to Knight Midco Inc. After the Going Private transaction was completed, Kinder Morgan, Inc. changed its name to Knight Inc. and its shares were delisted from the New York Stock Exchange. Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted the basis in our long-term debt to reflect their fair values and the adjustments are being amortized until the debt securities mature. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” of the accompanying interim Consolidated Balance Sheet at September 30, 2007 were $94.3 million and $1.3 million representing a decrease to the carrying value of our long-term debt and an increase to the balance of our value of interest rate swaps, respectively.

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

In June 2007, we repaid the borrowings outstanding under the Tranche C term facility. At September 30, 2007, we had approximately $4.2 billion outstanding under the term loan facilities at a weighted-average interest rate of 6.61%.

The term loan facilities allow for one or more incremental term loan facilities and/or to increase commitments under the revolving credit facility in an aggregate amount of up to $1.5 billion provided certain conditions are met. Additionally, the revolving credit facility allows for one or more swingline loans from Citibank, N.A., in its individual capacity, up to an aggregate amount of $50.0 million provided certain conditions are met. As discussed previously, the term loan facilities were

Knight Inc. Form 10-Q

used for financing the Going Private transaction, paying fees and expenses incurred in connection with the Going Private transaction and are available for repaying or refinancing certain maturing debt and providing ongoing working capital and funds for other general corporate purposes.

Loans under the term loan facilities and the revolving credit facility will bear interest, at Knight Inc.’s option, at:

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

After the effective date of the Going Private transaction, the applicable margins for the Tranche A, the Tranche B, the Tranche C and revolving credit facilities will be subject to decrease pursuant to a leverage-based pricing grid. In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility. The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of our wholly-owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract. Voluntary prepayments can be made at any time on term loans, revolving credit loans and swingline loans, in each case, and on LIBOR Loans (as defined in the credit agreement) on the last day of an applicable interest period, without premium or penalty. Equal quarterly principal payments are required on the Tranche A term credit facility, totaling 1% per year of the original principal amount borrowed through 2012, followed by three quarterly payments of 23.625% of the original principal amount due each of the first three quarters in 2013, with a final payment of 23.625% at maturity. Equal quarterly principal payments are required on the Tranche B term credit facility, totaling 1% per year of the original principal amount borrowed through March of 2014, with the remaining balance due at maturity. Mandatory payments of term loans must be made with:

•

100% of the net cash proceeds (as defined in the credit agreement) of non-ordinary course of business asset sales (subject to certain reinvestment rights);

•

100% of the net cash proceeds (as defined in the credit agreement) of the issuances of debt (other than permitted debt);

•

100% of the net cash proceeds (as defined in the credit agreement) from insurances proceeds or proceeds of a condemnation award from a casualty event (subject to certain reinvestment rights);

•

100% of the net cash proceeds (as defined in the credit agreement) from any permitted sale leaseback (subject to certain reinvestment rights); and

•

50% of Knight Inc.’s annual excess cash flow (as defined in the credit agreement), with such percentage subject to reduction based on Knight Inc.’s leverage.

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

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that Kinder Morgan Energy Partners did not already own (see Note 4 of the accompanying Notes to Consolidated Financial Statements). As part of Kinder Morgan Energy Partners’ purchase price, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt

Knight Inc. Form 10-Q

equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note and, as of September 30, 2007, the outstanding balance under the note was $43.9 million.

On September 1, 2006, we made a $5.0 million payment on our 6.50% Series Debentures, Due 2013.

Effective August 28, 2006, Kinder Morgan Energy Partners terminated its $250 million unsecured nine-month bank credit facility due November 21, 2006, and increased its existing five-year bank credit facility from $1.60 billion to $1.85 billion and can now be amended to allow for borrowings up to $2.1 billion. The $1.85 billion credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association as the administrative agent, and can be used for general corporate purposes and to support commercial paper issuance. This credit facility is due August 18, 2010 and includes covenants and requires payment of facility fees that are common in such arrangements. The $1.85 billion credit facility permits Kinder Morgan Energy Partners to obtain bids for fixed rate loans from members of the lending syndicate. Interest on the credit facility accrues at Kinder Morgan Energy Partners’ option at a floating rate equal to either the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%), or London Interbank Offered Rate (“LIBOR”), plus a margin, which varies depending upon the credit rating of Kinder Morgan Energy Partners’ long-term senior unsecured debt. Excluding the relatively non-restrictive specified negative covenants and events of defaults, the credit facility does not contain any provisions designed to protect against a situation where a party to an agreement is unable to find a basis to terminate that agreement while its counterparty’s impending financial collapse is revealed and perhaps hastened through the default structure of some other agreement. The credit facility does not contain a material adverse change clause coupled with a lockbox provision; however, the facility does provide that the margin Kinder Morgan Energy Partners will pay with respect to borrowings and the facility fee that Kinder Morgan Energy Partners will pay on the total commitment will vary based on Kinder Morgan Energy Partners’ senior debt investment rating. None of Kinder Morgan Energy Partners debt is subject to payment acceleration as a result of any change to their credit ratings.

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

Rockies Express Pipeline LLC

Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC(“Rockies Express”) was deconsolidated and subsequently is accounted for under the equity method of accounting (See Note 3.) Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility, due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

On September 20, 2007, Rockies Express closed an unregistered Rule 144A offering of $600 million in principal amount of senior unsecured floating rate notes. The notes have a maturity date of August 20, 2009, and interest on these notes is paid and computed quarterly on an interest rate of three-month LIBOR plus a spread. Upon issuance of the notes, Rockies Express entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and a maturity date of August 20, 2009.

On April 28, 2006, Rockies Express entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. This facility can be amended to allow for borrowings up to $2.5 billion. Borrowings under the Rockies Express credit facility and commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay

Knight Inc. Form 10-Q

related expenses, and the borrowings do not reduce the borrowings allowed under our credit facilities described elsewhere in this report.

In addition to the $600 million in senior notes, as of September 30, 2007, Rockies Express had $1,380.2 million of commercial paper outstanding with an average interest rate of approximately 5.76%, and there were no borrowings under its five-year credit facility. Accordingly, as of September 30, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $1,009.9 million (51% of total borrowings).

Interest Rate Swaps

On August 15, 2007, two separate fixed-to-floating interest rate swap agreements held by Kinder Morgan Energy Partners having a combined notional principal amount of $200 million matured. The maturing swap agreements were associated with the $250 million of 5.35% senior notes held by Kinder Morgan Energy Partners that also matured on that date.

On August 1, 2007, we terminated our interest rate swap agreement with a notional amount of $375 million associated with our 5.35% Senior Notes due 2011. On September 7, 2007, we terminated our interest rate swap agreement with a notional amount of $350 million associated with our 6.50% Senior Notes due 2012. Also on September 7, 2007, we terminated our interest rate swap agreement with a notional amount of $425 million associated with our 5.70% Senior Notes due 2016. We recognized gains on these terminations totaling approximately $24.5 million, which amounts are being amortized to interest expense over the periods the associated Senior Notes remain outstanding.

On June 21, 2007, Kinder Morgan Energy Partners entered into an interest rate swap agreement with a notional principal amount of $100 million, which effectively converts a portion of the interest expense associated with its 6.95% senior notes due January 15, 2038 from fixed rate to floating rate.

Due to the divestiture of much of our Canadian operations (see Note 6 of the accompanying Notes to Consolidated Financial Statements), we terminated approximately C$2,213 million of our cross-currency interest rate swaps during the second quarter of 2007. We paid a total of approximately $194.5 million to terminate these swaps, which amount was recorded in Other Comprehensive Income as part of our currency translation adjustment. The combined notional value of our remaining cross-currency interest rate swaps at September 30, 2007 is approximately C$281.6 million. The fair value of the swaps as of September 30, 2007 is a liability of $49.4 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

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

Interest in Kinder Morgan Energy Partners

At September 30, 2007, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 29.8 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 10.0 million i-units, represent approximately 12.4% of the total outstanding limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 14.2% of Kinder Morgan Energy Partners’ total legal equity interests at September 30, 2007. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximate 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner of Kinder Morgan Energy Partners, of which we are the sole common shareholder. The approximate 50% economic interest was used in applying a new accounting basis to this less than wholly-

Knight Inc. Form 10-Q

owned subsidiary.

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

Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2006.

Knight Inc. Form 10-Q

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2006 Form 10-K. The following discussion is a comparison of the cash flows for the nine months ended September 30, 2006 (predecessor basis) with the combined cash flows for the nine months ended September 30, 2007, which amounts include both predecessor (pre-Going Private) and successor (post-Going Private) balances. These combined cash flows, while in our opinion useful for comparing our results between these periods, do not represent a measure prepared in accordance with generally accepted accounting principles (in millions).

	Successor Company	Predecessor Company		Predecessor Company
	Four Months Ended September, 30, 2007	Five Months Ended May 31, 2007	Combined Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash Flows From Operating Activities:
Net Income	$115.9	$65.9	$181.8	$495.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Income from Discontinued Operations, Net of Tax	11.6	(287.9)	(276.3)	(55.0)
Loss from Impairment of Assets	-	377.1	377.1	-
Depreciation, Depletion and Amortization	280.2	264.9	545.1	391.3
Deferred Income Taxes	14.2	138.7	152.9	61.8
Equity in Earnings of Equity Investees	(36.8)	(39.1)	(75.9)	(74.5)
Distributions from Equity Investees	45.1	48.2	93.3	60.9
Minority Interests in Income of Consolidated Subsidiaries	86.9	90.7	177.6	265.6
Gains from Property Casualty Indemnifications	-	(1.8)	(1.8)	-
Net Gains on Sales of Assets	(7.0)	(2.6)	(9.6)	(20.6)
Mark-to-Market Interest Rate Swap Loss	-	-	-	22.3
Foreign Currency Loss	-	15.5	15.5	-
Changes in Gas in Underground Storage	34.5	(84.2)	(49.7)	(64.4)
Changes in Working Capital Items	51.2	(202.9)	(151.7)	(58.3)
Net (Payments for) Proceeds from Termination of Interest Rate Swaps	(2.2)	51.9	49.7	-
Non-cash Credits to Income for Settlement of Revalued Derivatives	(64.8)	-	(64.8)	-
Other, Net	(16.7)	58.8	42.1	(27.1)
Net Cash Flows Provided by Continuing Operations	512.1	493.2	1,005.3	997.1
Net Cash Flows (Used in) Provided by Discontinued Operations	(11.5)	109.8	98.3	174.6
Net Cash Flows Provided by Operating Activities	500.6	603.0	1,103.6	1,171.7

Cash Flows From Investing Activities:
Purchase of Predecessor Stock	(11,534.3)	-	(11,534.3)	-
Capital Expenditures	(656.1)	(652.8)	(1,308.9)	(940.8)
Acquisition of Terasen	-	-	-	(10.2)
Other Acquisitions	(119.7)	(42.1)	(161.8)	(366.4)
Net Investments in Margin Deposits	(22.9)	(54.8)	(77.7)	(8.3)
Other Investments	(17.5)	(29.7)	(47.2)	(3.8)
Change in Natural Gas Storage and NGL Line Fill Inventory	6.3	8.4	14.7	(12.9)
Property Causalty Indemnifications	-	8.0	8.0	-
Net (Cost of Removal) Proceeds from sales of Other Assets	10.6	(1.5)	9.1	78.6
Net Cash Flows Used in Continuing Investing Activities	(12,333.6)	(764.5)	(13,098.1)	(1,263.8)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	199.9	1,488.2	1,688.1	(21.2)
Net Cash Flows (Used in) Provided by Investing Activities	$(12,133.7)	$723.7	$(11,410.0)	$(1,285.0)

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company		Predecessor Company
	Four Months Ended September, 30, 2007	Five Months Ended May 31, 2007	Combined Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash Flows From Financing Activities:
Short-term Debt, Net	$62.7	$(247.5)	$(184.8)	$820.9
Long-term Debt Issued	5,805.0	1,000.0	6,805.0	-
Long-term Debt Retired	(827.7)	(302.4)	(1,130.1)	(139.3)
Issuance of Kinder Morgan, G.P., Inc. Preferred Stock	100.0	-	100.0	-
Increase (Decrease) in Cash Book Overdrafts	(2.0)	(14.9)	(16.9)	11.4
Common Stock Issued	-	9.9	9.9	30.4
Excess Tax Benefits from Share-based Payment Arrangements	-	56.7	56.7	7.6
Cash Paid to Share-based Award Holders Due to Going Private Transaction	(181.1)	-	(181.1)	-
Issuance of Kinder Morgan Management, LLC Shares	-	297.9	297.9	-
Contributions From Successor Investors	5,112.0	-	5,112.0	-
Short-term Advances From (To) Unconsolidated Affiliates	(2.7)	2.3	(0.4)	(7.9)
Treasury Stock Acquired	-	-	-	(34.3)
Cash Dividends, Common Stock	-	(234.9)	(234.9)	(351.2)
Minority Interests, Contributions	-	-	-	353.8
Minority Interests, Distributions	(127.6)	(248.9)	(376.5)	(453.8)
Debt Issuance Costs	(66.6)	(13.1)	(79.7)	(4.1)
Other, Net	0.5	(4.3)	(3.8)	(3.2)
Net Cash Flows Provided by Continuing Financing Activities	9,872.5	300.8	10,173.3	230.3
Net Cash Flows Provided by (Used in) Discontinued Financing Activities	-	140.1	140.1	(138.8)
Net Cash Flows Provided by Financing Activities	9,872.5	440.9	10,313.4	91.5

Effect of Exchange Rate Changes on Cash	(2.4)	7.6	5.2	6.5

Effect of Accounting Change on Cash	-	-	-	12.1

Cash Balance Included in Assets Held for Sale	-	(2.7)	(2.7)	(3.2)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,763.0)	1,772.5	9.5	(6.4)
Cash and Cash Equivalents at Beginning of Period	1,902.3	129.8	129.8	116.6
Cash and Cash Equivalents at End of Period	$139.3	$1,902.3	$139.3	$110.2

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” decreased from $1,171.7 million for the nine months ended September 30, 2006 to $1,103.6 million for the combined nine months ended September 30, 2007, a decrease of $68.1 million (5.8%). This negative variance was principally due to (i) a decrease of $76.3 million in cash inflows in 2007 attributable to discontinued operations (see Note 6 of the accompanying Notes to Consolidated Financial Statements), (ii) a $93.4 million increased use of cash for working capital items during 2007 and (iii) a decrease of $20.6 million of net income in 2007, net of non-cash items. These negative impacts were partially offset by (i) $49.7 million of net proceeds received during 2007 from terminations of interest rate swap agreements (see Note 9 of the accompanying Notes to Consolidated Financial Statements), (ii) a decreased 2007 use of cash of $14.7 million for gas in underground storage, (iii) a $32.4 million increase in 2007 distributions received from equity investments, of which $32.6 million was received from Red Cedar Gathering Company following a refinancing of its long-term debt obligations and (iv) the fact that 2006 included $19.1 million of payments made to certain shippers on Kinder Morgan Energy Partners’ Pacific operations’ pipelines as a result of a settlement agreement reached in May 2006 regarding delivery tariffs and gathering enhancement fees at its Watson Station. Significant period-to-period variations in cash used or generated from gas in storage transactions are generally due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

“Net Cash Flows (Used in) Provided by Investing Activities” decreased from a use of $1,285.0 million for the nine months ended September 30, 2006 to a use of $11,410.0 million for the combined nine months ended September 30, 2007, a change

Knight Inc. Form 10-Q

of $10,125.0 million. This increased use of cash was principally due to (i) $11,534.3 million of cash used to purchase predecessor stock, (ii) a $368.1 million increased use of cash in 2007 for capital expenditures, (iii) the fact that 2006 included $105.9 million of proceeds received for the sale of Terasen’s discontinued Water and Utility Services, (iv) a $124.4 million increased use of cash in 2007 for discontinued investing activities other than sales proceeds, primarily capital expenditures, (v) a $43.4 million increased use of cash from incremental contributions to equity investments in 2007 versus 2006, largely driven by investments of $38.1 million during 2007 for Kinder Morgan Energy Partners’ share of construction costs of the Midcontinent Express Pipeline, (vi) a $69.5 million decrease in proceeds received from sales of other assets in 2007, net of removal costs and (vii) a $69.4 million net increase during 2007 of investments in margin deposits associated with hedging activities utilizing energy derivative instruments. Partially offsetting these negative impacts were (i) $1,223.2 million of proceeds received, net of cash paid, to unwind net investment hedges, from the 2007 sale of our discontinued Terasen operations, (ii) $716.4 million of proceeds received from the 2007 sale of our discontinued retail operations, (iii) the fact that 2006 included $376.6 million of cash used to acquire Entrega Pipeline LLC and various other assets versus $161.8 million of acquisitions during 2007, primarily $100.4 million paid for Kinder Morgan Energy Partners’ purchase of terminal assets from Marine Terminals, Inc. and $38.3 million paid for Kinder Morgan Energy Partners’ purchase of the Vancouver Wharves bulk marine terminal (See Note 4 of the accompanying Notes to Consolidated Financial Statements) and (iv) $14.7 million of proceeds received from the sale of underground natural gas storage volumes in 2007, versus $12.9 million of cash used from investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill in 2006.

Net Cash Flows from Financing Activities

“Net Cash Flows Provided by Financing Activities” increased from $91.5 million for the nine months ended September 30, 2006 to $10,313.4 million for the combined nine months ended September 30, 2007, an increase of $10,221.9 million. This increase was principally due to (i) $5,112  million dollars of equity contributions from successor investors, (ii) $4,696.2 million of proceeds, net of issuance costs, received in 2007 from the issuance of (a) a $1.0 billion senior secured Tranche A term loan facility, (b) a $3.3 billion senior secured Tranche B term loan facility and (c) a $455 million senior secured Tranche C term loan facility, (iii) $2,034.5 million of net proceeds from Kinder Morgan Energy Partners’ 2007 public offerings of (a) $600 million of 6.00% senior notes due February 1, 2017, (b) $400 million of 6.50% senior notes due February 1, 2037, (c) $550 million of 6.95% senior notes due January 15, 2038 and (d) $500 million of 5.85% senior notes due September 15, 2012, (iv) $98.6 million of net proceeds from Kinder Morgan G.P., Inc.’s  sale of 100,000 shares of its $1,000 Par Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057, (v) the fact that 2006 included $125 million of cash used to retire our 7.35% Series debentures which were elected by the holders to be redeemed on August 1, 2006 as provided in the indenture governing the debentures (see Note 7 of the accompanying Notes to Consolidated Financial Statements), (vi) a $140.1 million source of cash during 2007 versus a $138.8 million use of cash during 2006 related to our discontinued Terasen financing activities, (vii) $297.9 million of proceeds from the issuance of Kinder Morgan Management shares during 2007, (viii) a $116.3 million decrease in cash paid for dividends during 2007 versus 2006,  principally due to the Going Private transaction, (ix) a $77.3 million decrease in cash used for minority interests distributions during 2007, primarily due to the fact that 2006 included a $105.2 million payment from Kinder Morgan Energy Partners’ Rockies Express Pipeline LLC subsidiary to Sempra Energy, (x) an increase of $49.1 million received during 2007 versus 2006 from excess tax benefits from share-based payment arrangements, (xi) the fact that 2006 included $34.3 million in cash paid to repurchase our common shares, and (xii) a $7.5 million decreased use of cash for short-term advances to unconsolidated affiliates. Partially offsetting these factors were (i) a $184.8 million decrease in short-term debt during 2007 versus $820.9 million of additional short-term borrowings during 2006, (ii) a $455 million use of cash in 2007 for the retirement of our senior secured Tranche C term loan facility, (iii) a $304.2 million use of cash in 2007 for the early retirement of our 6.80% senior notes due March 1, 2008 (iv) a $250 million use of cash during 2007 for repayment of Kinder Morgan Energy Partners’ 5.35% senior notes due August 15, 2007, (v) a $110.75 million use of cash during 2007 for (a) quarterly payments of $2.5 million on our Tranche A and $8.25 million on our Tranche B term loan facilities and (b) a $100 million voluntary payment on our Tranche B term loan facility (see Note 7 of the accompanying Notes to Consolidated Financial Statements), (vi) $181.1 million of cash paid to share-based award holders in 2007 due to the Going Private transaction, (vii) the fact that 2006 included $353.8 million of contributions from minority interest owners, primarily Kinder Morgan Energy Partners’ issuance of 5.75 million common units receiving net proceeds (after underwriting discount) of $248.0 million and Sempra Energy’s $104.2 million contribution for its 33 1/3% share of the purchase price of Entrega Pipeline LLC, (viii) a $28.3 million decrease from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment and (ix) a decrease of $20.5 million for issuance of our common stock, principally due to the Going Private transaction.

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

Knight Inc. Form 10-Q

specified targets. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains additional information concerning Kinder Morgan Energy Partners’ partnership distributions, including the definition of “Available Cash,” and the manner in which its total distributions are divided between its general partner and its limited partners.

On August 14, 2007, Kinder Morgan Energy Partners paid a quarterly distribution of $0.85 per common unit for the quarterly period ended June 30, 2007. On October 17, 2007, Kinder Morgan Energy Partners declared a cash distribution of $0.88 per common unit for the quarterly period ended September 30, 2007. The distribution will be paid on November 14, 2007, to unitholders of record as of October 31, 2007.

Litigation and Environmental

As of September 30, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $90.3 million. In addition, we have recorded a receivable of $28.1 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of September 30, 2007 and December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $138.6 million and $114.7 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP L.P.’s pipeline transportation rates, and the contingent amount is based on both probability of realization and our ability to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Please refer to Note 12 of the accompanying Notes to Consolidated Financial Statements for additional information regarding pending litigation and environmental matters.

Recent Accounting Pronouncements

Refer to Note 13 of the accompanying Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2006, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2006 Form 10-K. See also Note 9 of the accompanying Notes to Consolidated Financial Statements.

Item 4.

Controls and Procedures.

As of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Knight Inc. Form 10-Q

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

See Note 12 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.

Risk Factors.

Except as set forth below, there have been no material changes in the risk factors set forth in our Annual Report on Form
10-K for the year ended December 31, 2006.

Consummation of the merger under which investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, acquired all of our outstanding common stock (except for shares held by certain stockholders and investors), referred to as the “Going Private” transaction, resulted in substantially more debt to us and a downgrade of the ratings of our debt securities, which has increased our cost of capital. In conjunction with the Going Private transaction, Knight Inc. took on approximately $4.8 billion in additional debt. Moody’s Investor Services and Standard & Poor’s Rating Services downgraded the ratings assigned to Knight Inc.’s senior unsecured debt to BB-/Ba2, respectively. Knight Inc. no longer has access to the commercial paper market and is currently utilizing its $1.0 billion revolving credit facility for its short-term borrowing needs.

Our substantially increased debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions. As a result of the Going Private transaction, we have significantly more debt outstanding and significantly higher debt service requirements than in the recent past. As of September 30, 2007, we had outstanding approximately $16.2 billion of consolidated debt (excluding Value of Interest Rate Swaps). Of this amount, $9.1 billion was our own debt, all of which is now secured by most of our assets (other than those of Kinder Morgan Energy Partners).

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

Our large amount of floating rate debt makes us vulnerable to increases in interest rates. As of September 30, 2007, we had outstanding approximately $16.2 billion of consolidated debt. Of this amount, excluding debt of Kinder Morgan Energy Partners that is consolidated as a result of EITF No. 04-5, approximately 53.7% was subject to floating interest rates, either as short-term or long-term debt of floating rate credit facilities or as long-term fixed-rate debt converted to floating rates through the use of interest rate swaps. Should interest rates increase significantly, our cash available to service our debt would be adversely affected.

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

Our business is subject to extensive regulation that affects our operations and costs. Our assets and operations are subject to regulation by federal, state and local authorities, including regulation by the Federal Energy Regulatory Commission, referred to as the FERC, and by various authorities under federal, state and local environmental laws. Regulation affects almost every aspect of our business, including, among other things, our ability to determine terms and rates for our interstate pipeline services, to make acquisitions or to build extensions of existing facilities.

In addition, regulators have taken actions designed to enhance market forces in the gas pipeline industry, which have led to increased competition. In a number of U.S. markets, natural gas interstate pipelines face competitive pressure from a number of new industry participants, such as alternative suppliers, as well as traditional pipeline competitors. Increased competition driven by regulatory changes could have a material impact on business in our markets and therefore adversely affect our financial condition and results of operations.

Transmission and storage activities involve numerous risks that may result in accidents or otherwise adversely affect operations. There are a variety of hazards and operating risks inherent to transmission and storage activities, such as leaks, explosions and mechanical problems that could result in substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, any of which also could result in substantial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. If losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

4.2

Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.85% Senior Notes due 2012 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

Knight Inc. Form 10-Q

10.1

Amendment No. 1 to Delegation of Control Agreement, dated as of July 20, 2007, among Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K on July 20, 2007 and incorporated herein by reference).

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

KNIGHT INC. (Registrant)
November 9, 2007	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer