Form 10-K
period 2007-12-31
KNIGHT INC.
filed 2008-03-31
CIK 54502

Table of Contents

Knight Inc. Form 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes☐  No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 at June 29, 2007.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 28, 2008 was 100 shares.

Knight Inc. Form 10-K

KNIGHT INC. AND SUBSIDIARIES

Knight Inc. Form 10-K

KNIGHT INC. AND SUBSIDIARIES
CONTENTS (Continued)

Note:  Individual financial statements of the parent company are omitted pursuant to the provisions of Accounting Series Release No. 302.

Knight Inc. Form 10-K

PART I

Items 1. and 2.  Business and Properties.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (a private Kansas corporation incorporated on May 18, 1927, formerly known as Kinder Morgan, Inc.) and its consolidated subsidiaries. All dollars are United States dollars, except where stated otherwise. Canadian dollars are designated as C$. To convert December 31, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the December 31, 2007 Bank of Canada closing exchange rate of 1.012 U.S. dollars per Canadian dollar. Unless otherwise indicated, all volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute and at 60 degrees Fahrenheit and, in most instances, are rounded to the nearest major multiple. In this report, the term “MMcf” means million cubic feet, the term “Bcf” means billion cubic feet, the term “bpd” means barrels per day and the terms “Dth” (dekatherms) and “MMBtus” mean million British Thermal Units (“Btus”). Natural gas liquids consist of ethane, propane, butane, iso-butane and natural gasoline. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

(A) General Development of Business

We are one of the largest energy transportation and storage companies in North America. We own all the common equity of the general partner of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan Energy Partners”), a publicly traded pipeline limited partnership, as well as a significant limited partner interest in Kinder Morgan Energy Partners. Due to our implementation of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, we have included Kinder Morgan Energy Partners and its consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. This means that the accounts, balances and results of operations of Kinder Morgan Energy Partners and its consolidated subsidiaries are now presented on a consolidated basis with ours and those of our other consolidated subsidiaries for financial reporting purposes, instead of equity method accounting as previously reported. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements. Additional information concerning our investment in Kinder Morgan Energy Partners and its various businesses is contained in Note 2 of the accompanying Notes to Consolidated Financial Statements and in Kinder Morgan Energy Partners’ 2007 Annual Report on Form 10-K. We operate or own an interest in approximately 37,000 miles of pipelines and 165 terminals. Our pipelines transport natural gas, gasoline, crude oil, carbon dioxide and other products, and our terminals store petroleum products and chemicals and handle bulk materials like coal and petroleum coke. We are also the leading independent provider of carbon dioxide, commonly called “CO2,” for enhanced oil recovery projects in North America. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000.

In May 2001, Kinder Morgan Management, LLC (“Kinder Morgan Management”), one of our indirect subsidiaries (we own its only two voting shares), issued and sold its limited liability shares in an underwritten initial public offering. The net proceeds from the offering were used by Kinder Morgan Management to buy i-units from Kinder Morgan Energy Partners for $991.9 million. Upon purchase of the i-units, Kinder Morgan Management became a limited partner in Kinder Morgan Energy Partners and was delegated by Kinder Morgan Energy Partners’ general partner, the responsibility to manage and control the business and affairs of Kinder Morgan Energy Partners. The i-units are a class of Kinder Morgan Energy Partners’ limited partner interests that have been, and will be, issued only to Kinder Morgan Management. We have certain rights and obligations with respect to these securities.

In the initial public offering, we purchased 10% of the Kinder Morgan Management shares, with the balance purchased by the public. The equity interest in Kinder Morgan Management (which is consolidated in our financial statements) owned by the public is reflected as minority interest on our balance sheet. The earnings recorded by Kinder Morgan Management that are attributed to its shares held by the public are reported as “minority interest” in our Consolidated Statements of Operations. Subsequent to the initial public offering by Kinder Morgan Management of its shares, our ownership interest in Kinder Morgan Management has changed because (i) we recognize our share of Kinder Morgan Management’s earnings, (ii) we record the receipt of distributions attributable to the Kinder Morgan Management shares that we own, (iii) Kinder Morgan Management has made additional sales of its shares (both through public and private offerings), (iv) pursuant to an option feature that was previously available to Kinder Morgan Management shareholders but no longer exists, we exchanged certain of the Kinder Morgan Energy Partners’ common units held by us for Kinder Morgan Management shares held by the public and (v) we sold some Kinder Morgan Management shares we owned in order to generate taxable gains to offset expiring tax loss carryforwards. At December 31, 2007, we owned 10.3 million Kinder Morgan Management shares representing 14.3% of Kinder Morgan Management’s total outstanding shares. Additional information concerning the business of, and our investment in and obligations to, Kinder Morgan Management is contained in Note 3 of the accompanying Notes to Consolidated Financial Statements and in Kinder Morgan Management’s 2007 Annual Report on Form 10-K.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

On November 30, 2005, we completed the acquisition of Terasen Inc., referred to in this report as Terasen. At the time of acquisition, Terasen’s two core businesses were its natural gas distribution business, (which we subsequently sold, see below) and its petroleum pipeline business (part of which, Corridor Pipeline, we subsequently sold, see below).

On August 28, 2006, we entered into an agreement and plan of merger whereby generally each share of our common stock would be converted into the right to receive $107.50 in cash without interest. We in turn would merge with a wholly owned subsidiary of Knight Holdco LLC, a privately owned company in which Richard D. Kinder, our Chairman and Chief Executive Officer, would be a major investor. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders voted to approve the proposed merger agreement at a special meeting held on December 19, 2006. On May 30, 2007, the merger closed, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed “Knight Inc.” Additional investors in Knight Holdco LLC include the following: other senior members of our management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and of Kinder Morgan Management; our co-founder William V. Morgan; Kinder Morgan, Inc. board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC. This transaction is referred to in this report as “the Going Private transaction.” We are now privately owned. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements for a discussion of our new basis of accounting as a result of this transaction. Upon closing of the Going Private transaction, our common stock is no longer traded on the New York Stock Exchange.

In February 2007, we entered into a definitive agreement to sell our Canada-based retail natural gas distribution operations to Fortis Inc., for approximately C$3.7 billion including cash and assumed debt, and as a result of a redetermination of fair value in light of this proposed sale, we recorded a goodwill impairment charge in the fourth quarter of 2006. This sale was completed in May 2007 (see Notes 6 and 7 of the accompanying Notes to Consolidated Financial Statements). In prior periods, we referred to these operations principally as the Terasen Gas business segment.

In March 2007, we entered into an agreement to sell the Corridor Pipeline System to Inter Pipeline Fund in Canada for approximately C$760 million, including debt. This sale was completed in June 2007. Inter Pipeline Fund also assumed all of the debt associated with the expansion taking place on Corridor at the time of the sale.

Also in March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the Terasen Gas, Corridor and Kinder Morgan Retail operations have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in Management’s Discussion and Analysis for additional information regarding discontinued operations.

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for approximately $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington. An impairment of the Trans Mountain pipeline system was recorded in the first quarter of 2007; see Note 1(I) of the accompanying Notes to Consolidated Financial Statements.

On July 27, 2007, Kinder Morgan Energy Partners’ general partner, Kinder Morgan G.P., Inc., a Delaware corporation and our subsidiary, issued and sold 100,000 shares of Series A fixed-to-floating rate term cumulative preferred stock due 2057, receiving net proceeds of $98.6 million. The consent of holders of a majority of these preferred shares is required with respect to a commencement of or a filing of a voluntary bankruptcy proceeding with respect to Kinder Morgan Energy Partners, or either of two of Kinder Morgan Energy Partners’ subsidiaries: SFPP, L.P. and Calnev Pipe Line LLC.

On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria Acquisition Inc. (“Myria”), a Delaware corporation, for approximately $5.9 billion, subject to certain adjustments. The sale closed on February 15, 2008. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group.

Business Strategy

Our business strategy is to: (i) focus on fee-based energy transportation and storage assets that are core to the energy infrastructure of growing markets within North America, (ii) increase utilization of our existing assets while controlling costs, operating safely and employing environmentally sound operating practices, (iii) leverage economies of scale from

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

incremental acquisitions and expansions of properties that fit within our strategy and are accretive to cash flow and (iv) maximize the benefits of our financial structure to create and return value to our stockholders as discussed following.

We intend to maintain a capital structure that provides flexibility and stability, while returning value to our shareholders. During 2007, we utilized cash generated from operations (including cash received from distributions attributable to our investment in Kinder Morgan Energy Partners) to pay common stock dividends (prior to the Going Private transaction), finance our capital expenditures program and pay down debt. We also made significant asset sales during 2007, including the sale of our U.S. retail natural gas distribution and related operations, the Terasen Gas business segment, the Corridor pipeline system, and the TransMountain pipeline system, which we sold to Kinder Morgan Energy Partners. We used the proceeds from these sales to pay down debt. In addition, during 2007, we announced the sale of our Colorado Power assets and an 80% interest in our Natural Gas Pipeline Company of America business segment. These sales closed in the first quarter of 2008 and the proceeds from these sales were also used to pay down debt. We expect to benefit from accretive acquisitions and capital expansions (primarily by Kinder Morgan Energy Partners). Kinder Morgan Energy Partners has a multi-year history of making accretive investments, which benefit us through our limited and general partner interests. This strategy is expected to continue, although we can provide no assurance that such investments will occur in the future.

We (primarily through Kinder Morgan Energy Partners) regularly consider and enter into discussions regarding potential acquisitions and are currently contemplating potential acquisitions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions, receipt of fairness opinions and approval of the respective boards of directors, if required. While there are currently no unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances. However, as discussed under “Risk Factors” elsewhere in this report, there are factors that could affect our ability to carry out our strategy or affect its level of success even if carried out.

Recent Developments

•	Going Private Transaction
As discussed above, on May 30, 2007, we completed the Going Private transaction, which was financed through a combination of debt and equity financing. The debt financing consisted of senior secured credit facilities provided by a credit agreement and related security and other agreements. Our obligations under the credit agreement are secured by liens on the capital stock of each of our wholly owned subsidiaries and substantially all of our and our subsidiaries’ assets (excluding those of Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, Kinder Morgan Management and their respective subsidiaries). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Significant Financing Transactions” for further details regarding the debt financing.

•	Sale of U.S. Retail Operations
In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments L.L.C. for $710 million and an adjustment for working capital. The financial results of these operations have been reclassified to discontinued operations for all periods presented.

•	Sale of Terasen Gas Business Segment
In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. for approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. The financial results of these operations have been reclassified to discontinued operations for all periods presented.

•	Sale of Corridor Pipeline System
In June 2007, we completed the sale of the Corridor Pipeline System to Inter Pipeline Fund for approximately $711 million (C$760 million) plus assumption of all construction debt. The financial results of these operations have been reclassified to discontinued operations for all periods presented.

•	Sale of 80% Ownership Interest in NGPL Business Segment
On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria for approximately $5.9 billion, subject to certain adjustments. The sale closed on February 15, 2008. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

•	Debt Securities Buyback
On February 21, 2008, we commenced a cash tender offer to purchase up to $1.6 billion of Knight Inc.’s outstanding debt securities. In March 2008, we paid $1.6 billion in cash to repurchase $1.67 billion par value of debt securities. Proceeds from the completed sale of an 80% ownership interest in our NGPL business segment were used to fund this debt security purchase.

•	Repayment of Senior Secured Credit Facilities Debt
In June 2007, we repaid the borrowings outstanding under the $455 million Tranche C term loan portion of our senior secured credit facilities. On February 15, 2008, we used a portion of the proceeds from the above-referenced sale of an interest in our NGPL business segment to repay the remaining $4.6 billion outstanding under our senior secured credit facilities.

•	NGPL Re-Contracting Transportation and Storage Capacity
In 2007, NGPL extended long-term firm transportation and storage contracts with some of its largest shippers. Combined, the contracts represent approximately 0.44 million Dth per day of annual firm transportation service.

•	NGPL Storage Expansions
In April 2007, NGPL placed into service a $72.3 million expansion at its North Lansing field in East Texas that added 10 Bcf of natural gas storage service capacity. On December 7, 2007, NGPL filed an application with the Federal Energy Regulatory Commission, referred to in this report as the FERC, seeking approval to expand its Herscher Galesville storage field in Kankakee County, Illinois to add 10 Bcf of incremental firm storage service for five expansion shippers. This project is fully supported by contracts ranging from five to ten years.

•	NGPL Amarillo-Gulf Coast Line Expansion
NGPL added a new compressor station to Segment 17 of its Amarillo-Gulf Coast line that provides 140 MMcf per day of additional capacity. The $17 million project was placed in service January 6, 2007, and all of the additional capacity is fully contracted.

•	NGPL Louisiana Line Expansion
In October 2006, NGPL filed with the FERC seeking approval to expand its Louisiana Line by 200,000 Dth per day. This $88 million project is supported by five-year agreements that fully subscribe the additional capacity. On July 2, 2007, the FERC issued an order granting construction and operation of the requested facilities. NGPL accepted the order on July 6, 2007. This expansion was placed in service during the first quarter of 2008.

•	Kinder Morgan Illinois Pipeline
In July 2007, Kinder Morgan Illinois Pipeline received FERC approval to build facilities to supply natural gas transportation service for The Peoples Gas Light and Coke Co., who has signed a 10-year agreement for all the capacity. The $18 million project, which has a capacity of 360,000 Dth per day, was placed in service in December 2007.

•	Products Pipelines – KMP North System Sale
Effective October 5, 2007, Kinder Morgan Energy Partners sold its North System natural gas liquids and refined petroleum products pipeline system and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. We accounted for the North System business as a discontinued operation for all periods presented in this report.

•	Products Pipelines – KMP Pacific Operations East Line Expansion
In December 2007, Kinder Morgan Energy Partners completed a second expansion of its Pacific operations’ East Line pipeline segment. This expansion consisted of replacing approximately 130 miles of 12-inch diameter pipe between El Paso, Texas and Tucson, Arizona with new 16-inch diameter pipe, constructing additional pump stations, and adding new storage tanks at Tucson. The project, completed at a cost of approximately $154 million, will increase East Line capacity by 36% (to approximately 200,000 barrels per day) to meet the demand for refined petroleum products, and will provide a platform for further incremental expansions through horsepower additions to the system.

•	Products Pipelines – KMP CALNEV Pipeline System Expansion
On July 23, 2007, following the FERC’s expedited approval of Kinder Morgan Energy Partners’ CALNEV Pipeline’s proposed tariff rate structure, Kinder Morgan Energy Partners announced its continuing development of the approximate $426 million expansion of the pipeline system into Las Vegas, Nevada. The expansion involves the construction of a new 16-inch diameter pipeline, which will parallel existing utility corridors between Colton, California and Las Vegas in order to minimize environmental impacts. System capacity would increase to approximately 200,000 barrels per day upon completion of the expansion, and could be increased as necessary to

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

over 300,000 barrels per day with the addition of pump stations. The CALNEV expansion is expected to be complete in early 2011.

•	Products Pipelines – KMP Cochin Pipeline System Ownership Interest Increased to 100%
Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own from affiliates of BP for an aggregate consideration of approximately $47.8 million, consisting of $5.5 million in cash and a note payable having a fair value of $42.3 million. As part of the transaction, the seller also agreed to reimburse Kinder Morgan Energy Partners for certain pipeline integrity management costs over a five-year period in an aggregate amount not to exceed $50 million. Upon closing, Kinder Morgan Energy Partners became the operator of the pipeline.

•	Natural Gas Pipelines – KMP Rockies Express Pipeline
On February 14, 2007, the first phase of the Rockies Express pipeline system, the 327-mile REX-Entrega Project, was placed in service at a cost of approximately $745 million and provided up to 500 million cubic feet per day of natural gas capacity from the Meeker Hub in Rio Blanco County, Colorado and Wamsutter Hub in Sweetwater County, Wyoming to the Cheyenne Hub in Weld County, Colorado.

The Rockies Express pipeline project is an approximate $4.9 billion, 1,679-mile natural gas pipeline system, which is owned and currently being developed by Rockies Express Pipeline LLC. The Rockies Express pipeline project is to be completed in three phases: (i) a 327-mile, $745 million pipeline running from the Meeker Hub to the Cheyenne Hub with a nominal capacity of 500 million cubic feet per day; (ii) a 713-mile, $1.6 billion pipeline from the Cheyenne Hub to an interconnect in Audrain County, Missouri, transporting up to 1.5 billion cubic feet per day; and (iii) a 639-mile, $2.6 billion pipeline from Audrain County, Missouri to Clarington, located in Monroe County, Ohio. When fully completed, the Rockies Express pipeline system will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for all of the pipeline capacity. On January 12, 2008, interim service on the REX-West Project (second phase) commenced. Full service on the REX-West system for 1.5 billion cubic feet per day of contracted capacity is expected to commence in mid-April 2008. See Items 1 and 2 Business and Properties, (C) Narrative Description of Business, Natural Gas Pipelines – KMP, Rockies Express Pipeline for more information.

•	Natural Gas Pipelines – KMP Texas Intrastate Pipeline Project
On May 14, 2007, Kinder Morgan Energy Partners announced plans to construct a $72 million natural gas pipeline designed to bring new supplies out of East Texas to markets in the Houston and Beaumont, Texas areas. The new pipeline will consist of approximately 63 miles of 24-inch diameter pipe and multiple interconnections with other pipelines. It will connect the Kinder Morgan Tejas system in Harris County, Texas to the Kinder Morgan Texas Pipeline system in Polk County near Goodrich, Texas. In addition, Kinder Morgan Energy Partners entered into a long-term binding agreement with CenterPoint Energy Services, Inc. to provide firm transportation for a significant portion of the initial project capacity, which will consist of approximately 225 million cubic feet per day of natural gas using existing compression and be expandable to over 400 million cubic feet per day with additional compression.

•	Natural Gas Pipelines – KMP Kinder Morgan Louisiana Pipeline
On June 22, 2007, the FERC issued an order granting construction and operation of the Kinder Morgan Louisiana Pipeline project, and Kinder Morgan Energy Partners officially accepted the order on July 10, 2007. The Kinder Morgan Louisiana Pipeline is expected to cost approximately $510 million and will provide approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal, located in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including NGPL. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total and is expected to be in service by January 1, 2009.

•	Natural Gas Pipelines – KMP Kinder Morgan Interstate Gas Transmission Colorado Lateral Project
On August 6, 2007, Kinder Morgan Interstate Gas Transmission LLC filed for regulatory approval to construct and operate a 41-mile, $29 million natural gas pipeline from the Cheyenne Hub to markets in and around Greeley, Colorado. When completed, the Colorado Lateral expansion project will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. On February 21, 2008, the FERC granted the certification application.

•	Natural Gas Pipelines – KMP Midcontinent Express Pipeline
On October 9, 2007, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Midcontinent Express Pipeline natural gas transmission system. Kinder Morgan Energy Partners currently owns a 50% interest in Midcontinent Express Pipeline LLC and Energy Transfer Partners L.P. owns the remaining interest. The Midcontinent Express Pipeline will create long-haul, firm natural gas transportation takeaway capacity, either directly or indirectly, from natural gas producing regions located in Texas, Oklahoma and Arkansas. The total project is expected to cost approximately $1.3 billion, and will have an initial transportation capacity of approximately 1.4 billion cubic feet per day of natural gas.

The Midcontinent Express Pipeline will originate near Bennington, Oklahoma and terminate at an interconnect with Williams’ Transcontinental Gas Pipe Line Corporation’s natural gas pipeline system near Butler, Alabama. It will also connect to NGPL’s natural gas pipeline and to Energy Transfer Partners’ 135-mile natural gas pipeline, which extends from the Barnett Shale natural gas producing area in North Texas to an interconnect with the Texoma Pipeline near Paris, Texas. The Midcontinent Express Pipeline now has long-term binding commitments from multiple shippers for approximately 1.2 billion cubic feet per day and, in order to provide a seamless transportation path from various locations in Oklahoma, the pipeline has also executed a firm capacity lease agreement with Enogex, Inc., an Oklahoma-based intrastate natural gas gathering and pipeline company that is wholly owned by OGE Energy Corp. Subject to the receipt of regulatory approvals, construction of the pipeline is expected to commence in August 2008 and the pipeline is expected to be in service during the first quarter of 2009.

In January 2008, in conjunction with the signing of additional binding transportation commitments, Midcontinent Express Pipeline LLC and MarkWest Pioneer, LLC (“Mark West”) entered into an option agreement that provides MarkWest a one-time right to purchase a 10% ownership interest in Midcontinent Express Pipeline LLC after the pipeline is fully constructed and placed into service. If the option is exercised, Kinder Morgan Energy Partners and Energy Transfer Partners will each own 45% of Midcontinent Express Pipeline LLC, while MarkWest will own the remaining 10%.

•	Natural Gas Pipelines – KMP Kinder Morgan Interstate Gas Transmission Pipeline System Expansion
On October 17, 2007, Kinder Morgan Energy Partners announced that it will invest approximately $23 million to expand its Kinder Morgan Interstate Gas Transmission pipeline system in order to serve five separate industrial plants (four of which produce ethanol) near Grand Island, Nebraska. The project is fully subscribed with long-term customer contracts, and subject to the receipt of regulatory approvals filed December 21, 2007, the expansion project is expected to be fully operational by the fall of 2008.

•	Natural Gas Pipelines – KMP TransColorado Gas Transmission Expansion
On December 31, 2007, TransColorado Gas Transmission LLC completed an approximate $50 million expansion to provide up to 250 million cubic feet per day of natural gas transportation, starting January 1, 2008, from the Blanco Hub to an interconnect with the Rockies Express pipeline system at the Meeker Hub.

•	CO2 – KMP Carbon Dioxide Expansion Projects
On January 17, 2007, Kinder Morgan Energy Partners announced that its CO2 business segment will invest approximately $120 million to further expand its operations and enable it to meet the increased demand for carbon dioxide in the Permian Basin. The expansion activities will take place in southwest Colorado and include developing a new carbon dioxide source field (named the Doe Canyon Deep Unit that went in service during the first quarter of 2008) and adding infrastructure at both the McElmo Dome Unit and the Cortez Pipeline. The entire expansion is expected to be completed by the middle of 2008.

•	Terminals – KMP Biodiesel Liquids Terminal Expansion
On February 28, 2007, Kinder Morgan Energy Partners announced plans to invest up to $100 million to expand its liquids terminal facilities in order to help serve the growing biodiesel market. Kinder Morgan Energy Partners entered into long-term agreements as lessor with Green Earth Fuels, LLC to build tankage that will handle biodiesel at Kinder Morgan Energy Partners’ Houston Ship Channel liquids facility. Green Earth Fuels, LLC completed construction on an 86 million gallon biodiesel production facility at Kinder Morgan Energy Partners’ Galena Park, Texas liquids terminal in the fourth quarter of 2007.

•	Terminals – KMP Vancouver Wharves Terminal Acquisition
On May 30, 2007, Kinder Morgan Energy Partners purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for an aggregate consideration of $57.2 million, consisting of $38.8 million in cash and $18.4 million in assumed liabilities. The Vancouver Wharves facility is located on the north shore of the Port of Vancouver’s main harbor, and includes five deep-sea vessel berths situated on a 139-acre site. The terminal assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems which allow the terminal to handle over 3.5 million tons of cargo annually.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

•	Terminals – KMP Louisiana Terminal Assets Expansion
On July 10, 2007, Kinder Morgan Energy Partners announced a combined $41 million investment for two terminal expansions to help meet the growing need for terminal services in key markets along the Gulf Coast. The investment consists of (i) the construction of a terminal that will include liquids storage, transfer and packaging facilities at the Rubicon Plant site in Geismar, Louisiana; and (ii) the purchase of liquids storage tanks from Royal Vopak in Westwego, Louisiana. The tanks have a storage capacity of approximately 750,000 barrels for vegetable oil, biodiesel, ethanol and other liquids products. The new terminal being built in Geismar will be capable of handling inbound and outbound material via pipeline, rail, truck and barge/vessel. Construction is expected to be complete by the fourth quarter of 2008.

•	Terminals – KMP Steel Terminals Acquisition
Effective September 1, 2007, Kinder Morgan Energy Partners acquired five bulk terminal facilities from Marine Terminals, Inc. for an aggregate consideration of approximately $101.5 million, consisting of $100.3 million in cash and an assumed liability of $1.2 million. The acquired assets and operations are primarily involved in the handling and storage of steel and alloys, and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry. The operations are located in Blytheville, Arkansas; Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. Combined, the five facilities handled approximately 13.7 million tons of steel products in 2006. Under long-term contracts, the acquired terminal facilities will continue to provide handling, processing, harboring and warehousing services to Nucor Corporation, one of the nation’s largest steel and steel products companies.

•	Terminals – KMP Petroleum Coke Terminal Project
On January 16, 2008, Kinder Morgan Energy Partners announced that it plans to invest approximately $56 million to construct a petroleum coke terminal at the BP refinery located in Whiting, Indiana. Kinder Morgan Energy Partners has entered into a long-term contract to build and operate the facility, which will handle approximately 2.2 million tons of petroleum coke per year from a coker unit BP plans to construct to process heavy crude oil from Canada. The facility is expected to be in service in mid-year 2011.

•	Trans Mountain – KMP Sale of Trans Mountain to Kinder Morgan Energy Partners
On April 30, 2007, we sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for $549.1 million. The Trans Mountain pipeline system, which transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the state of Washington, currently transports approximately 260,000 barrels per day. An additional expansion that will increase capacity of the pipeline to 300,000 barrels per day is expected to be in service by November 2008.

•	Trans Mountain – KMP Trans Mountain Pipeline Expansion
On August 23, 2007, Kinder Morgan Energy Partners announced that it has begun construction on the approximately C$485 million Anchor Loop project, the second phase of the Trans Mountain pipeline system expansion that will increase pipeline capacity from approximately 260,000 to 300,000 barrels of crude oil per day. The project is expected to be complete by November 2008. In April 2007, Kinder Morgan Energy Partners commissioned 10 new pump stations which boosted capacity on Trans Mountain from 225,000 to approximately 260,000 barrels per day.

•	Kinder Morgan Management Public Offering
On May 17, 2007, Kinder Morgan Management closed the public offering of 5,700,000 of its shares at a price of $52.26 per share. The net proceeds from the offering were used by Kinder Morgan Management to buy additional i-units from Kinder Morgan Energy Partners. Kinder Morgan Energy Partners used the proceeds of $297.9 million from its i-unit issuance to reduce the borrowings under its commercial paper program.

•	Kinder Morgan Energy Partners Public Offerings
In December 2007, Kinder Morgan Energy Partners completed a public offering of 7,130,000 of its common units, including common units sold pursuant to the underwriters’ over-allotment option, at a price of $48.09 per unit, less underwriting expenses. Kinder Morgan Energy Partners received net proceeds of $342.9 million for the issuance of these 7,130,000 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

On February 12, 2008, Kinder Morgan Energy Partners completed an additional offering of 1,080,000 of its common units at a price of $55.65 per unit in a privately negotiated transaction. Kinder Morgan Energy Partners received net proceeds of $60.1 million for the issuance of these 1,080,000 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

In March 2008, Kinder Morgan Energy Partners completed a public offering of 5,750,000 of its common units, including common units sold pursuant to the underwriters’ over-allotment option, at a price of $57.70 per unit, less commissions and underwriting expenses. Kinder Morgan Energy Partners received net proceeds of $324.2 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program.

•	Kinder Morgan Energy Partners Debt Offerings
On January 30, 2007, Kinder Morgan Energy Partners completed a public offering of senior notes. Kinder Morgan Energy Partners issued a total of $1.0 billion in principal amount of senior notes, consisting of $600 million of 6.00% notes due February 1, 2017 and $400 million of 6.50% notes due February 1, 2037. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $992.8 million, and used the proceeds to reduce the borrowings under its commercial paper program.

On June 21, 2007, Kinder Morgan Energy Partners closed a public offering of $550 million in principal amount of 6.95% senior notes. The notes are due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $543.9 million, and used the proceeds to reduce its commercial paper debt.

On August 28, 2007, Kinder Morgan Energy Partners closed a public offering of $500 million in principal amount of 5.85% senior notes. The notes are due September 15, 2012. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $497.8 million, and used the proceeds to reduce its commercial paper debt.

On February 12, 2008, Kinder Morgan Energy Partners completed a public offering of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018, and $300 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and used the proceeds to reduce the borrowings under its commercial paper program.

•	Kinder Morgan Energy Partners Cash Distribution Expectations for 2008
On November 26, 2007, Kinder Morgan Energy Partners announced that it expects to declare cash distributions of $4.02 per unit for 2008, an almost 16% increase over cash distributions of $3.48 per unit for 2007. This expectation includes contributions from assets owned by Kinder Morgan Energy Partners as of the announcement date and does not include any potential benefits from unidentified acquisitions. Additionally, this expectation does not take into account any capital costs associated with financing the payment of reparations sought by shippers on Kinder Morgan Energy Partners’ Pacific operations’ interstate pipelines. The expected growth in distributions in 2008 will be fueled by incremental earnings from Rockies Express-West (the western portion of the Rockies Express Pipeline), higher realized prices on crude oil production inclusive of hedges (budgeted production volumes for the SACROC oil field unit in 2008 are approximately equal to the volumes realized in 2007), and an anticipated strong performance from Kinder Morgan Energy Partners’ remaining business portfolio.

•	Kinder Morgan Energy Partners 2007 Capital Expenditures
During 2007, Kinder Morgan Energy Partners spent $1,691.6 million for additions to its property, plant and equipment, including both expansion and maintenance projects. Capital expenditures included the following:

•
$480.0 million in the Terminals – KMP segment, largely related to expanding the petroleum products storage capacity at liquids terminal facilities, including the construction of additional liquids storage tanks at facilities in Canada and at facilities located on the Houston Ship Channel and the New York Harbor, and to various expansion projects and improvements undertaken at multiple terminal facilities;

•
$382.5 million in the CO2 – KMP segment, mostly related to additional infrastructure, including wells and injection and compression facilities, to support the expanding carbon dioxide flooding operations at the SACROC and Yates oil field units in West Texas and to expand Kinder Morgan Energy Partners’ capacity to produce and deliver CO2 from the McElmo Dome and Doe Canyon source fields;

•	$305.7 million in the Trans Mountain – KMP segment, mostly related to pipeline expansion and improvement projects undertaken to increase crude oil and refined products delivery volumes;

•
$264.0 million in the Natural Gas Pipelines – KMP segment, mostly related to current construction of the Kinder Morgan Louisiana Pipeline and to various expansion and improvement projects on the Texas intrastate natural gas pipeline systems, including the development of additional natural gas storage capacity at natural gas storage facilities located at Markham and Dayton, Texas; and

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

•
$259.4 million in the Products Pipelines – KMP segment, mostly related to the continued expansion work on the Pacific operations’ East Line products pipeline, completion of construction projects resulting in additional capacity, and an additional refined products line on the CALNEV Pipeline in order to increase delivery service to the growing Las Vegas, Nevada market.

Including its share of capital expenditures for both the Rockies Express and Midcontinent Express natural gas pipeline projects, Kinder Morgan Energy Partners’ capital expansion program in 2007 was approximately $2.6 billion. Including all of its business acquisition expenditures, Kinder Morgan Energy Partners’ total spending in 2007 was $3.3 billion. Kinder Morgan Energy Partners’ capital expansion program will continue to be significant in 2008, as it expects to invest approximately $3.3 billion in expansion capital expenditures (including its share of capital expenditures for both the Rockies Express and Midcontinent Express natural gas pipeline projects), which will help drive its earnings and cash flow growth in 2009 and beyond.

(B) Financial Information about Segments

Note 15 of the accompanying Notes to Consolidated Financial Statements contains financial information about our business segments.

(C) Narrative Description of Business

Overview

We are an energy infrastructure provider. Our principal business segments are: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) Power, a business that owns and operates natural gas-fired electric generation facilities; (3) Express Pipeline System, the ownership of a one-third interest in a crude oil pipeline system, which we operate and account for under the equity method; (4) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (5) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (6) CO2 – KMP, (i) the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil, (ii) ownership interests in and/or operation of oil fields in West Texas and (iii) the ownership and operation of a crude oil pipeline system in West Texas; (7) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States and (8) Trans Mountain – KMP, the ownership and operation of a pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington, U.S.A. During 2006 and 2007, we reached agreements to sell certain businesses and assets in which we no longer have any continuing interest, including Terasen Gas, Corridor, North System and our Kinder Morgan Retail segment. Accordingly, the activities and assets related to these sales are presented as discontinued items in the accompanying consolidated financial statements (see Note 7 of the accompanying Notes to Consolidated Financial Statements). Notes 5 and 15 of the accompanying Notes to Consolidated Financial Statements contain additional information on asset sales and our business segments. As discussed following, certain of our operations are regulated by various federal and state regulatory bodies.

Natural gas transportation, storage and retail sales accounted for approximately 88.1%, 90.3%, 91.2% and 92.8% of our consolidated revenues in the seven months ended December 31, 2007, the five months ended May 31, 2007, and in 2006 and 2005, respectively. During the seven months ended December 31, 2007, the five months ended May 31, 2007, and in 2006 and 2005, we did not have revenues from any single customer that exceeded 10% of our consolidated operating revenues. Our equity in the earnings of Kinder Morgan Energy Partners (before reduction for the minority interest in Kinder Morgan Management) constituted approximately 54% of our income from continuing operations before interest and income taxes in 2005. The following table gives our segment earnings, our earnings attributable to our investment in Kinder Morgan Energy Partners (net of pre-tax minority interest) and the percent of the combined total each represents, for the seven months ended December 31, 2007, the five months ended May 31, 2007 and in 2006.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

	Successor Company		Predecessor Company
	Seven Months Ended December 31, 2007		Five Months Ended May 31, 2007		Year Ended December 31, 2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in millions)		(Dollars in millions)
Net Pre-tax Impact of Kinder Morgan Energy Partners[1]	$412.0	47.8%	$255.2	47.5%	$582.9	47.5%
Segment Earnings:
NGPL	422.8	49.0%	267.4	49.8%	603.5	49.2%
Power	13.4	1.5%	8.9	1.7%	23.2	1.9%
Express	14.4	1.7%	5.4	1.0%	17.2	1.4%
Total	$862.6	100.0%	$536.9	100.00%	$1,226.8	100.00%
__________

[1]	Represents Knight Inc.’s general partner incentive and earnings from its ownership of limited partner interests in Kinder Morgan Energy Partners, net of associated minority interests.

Natural Gas Pipeline Company of America

During the seven months ended December 31, 2007 and the five months ended May 31, 2007, NGPL’s segment earnings of $422.8 million and $267.4 million, respectively, represented approximately 49.0% and 49.8%, respectively, of total segment earnings plus net pre-tax impact of Kinder Morgan Energy Partners. On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria for approximately $5.9 billion, subject to certain adjustments. The sale closed on February 15, 2008. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group.

Through NGPL, we own an interest in and operate approximately 9,500 miles of interstate natural gas pipelines, storage fields, field system lines and related facilities, consisting primarily of two major interconnected natural gas transmission pipelines terminating in the Chicago, Illinois metropolitan area. The system is powered by 57 compressor stations in mainline and storage service having an aggregate of approximately 1.0 million horsepower. NGPL’s system has 837 points of interconnection with 35 interstate pipelines, 36 intrastate pipelines, 38 local distribution companies, 32 end users including power plants, and a number of gas producers, thereby providing significant flexibility in the receipt and delivery of natural gas. NGPL’s Amarillo Line originates in the West Texas and New Mexico producing areas and is comprised of approximately 4,200 miles of mainline and various small-diameter pipelines. Its other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,500 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by NGPL’s approximately 800-mile Amarillo/Gulf Coast pipeline. In addition, NGPL owns a 50% equity interest in and operates Horizon Pipeline Company, L.L.C., a joint venture with Nicor-Horizon, a subsidiary of Nicor, Inc. This joint venture owns a natural gas pipeline in northern Illinois with a capacity of 380 MMcf per day. Also, NGPL operates Kinder Morgan Illinois Pipeline LLC, an affiliate of NGPL that owns a natural gas pipeline in northern Illinois with a capacity of 360 MMcf per day.

NGPL provides transportation and storage services to third-party natural gas distribution utilities, marketers, producers, industrial end users and other shippers. Pursuant to transportation agreements and FERC tariff provisions, NGPL offers its customers firm and interruptible transportation, storage and no-notice services, and interruptible park and loan services. Under NGPL’s tariffs, firm transportation customers pay reservation charges each month plus a commodity charge based on actual volumes transported, including a fuel charge collected in-kind. Interruptible transportation customers pay a commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location and time of year. Under firm no-notice service, customers pay a reservation charge for the right to have up to a specified volume of natural gas delivered but, unlike with firm transportation service, are able to meet their peaking requirements without making specific nominations. NGPL has the authority to discount its rates and to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure. NGPL’s revenues have historically been somewhat higher in the first and fourth quarters of the calendar year, reflecting higher system utilization during the colder months. During the winter months, NGPL collects higher transportation commodity revenue, higher interruptible transportation revenue, winter-only capacity revenue and higher rates on certain contracts.

NGPL’s principal delivery market area encompasses the states of Illinois, Indiana and Iowa and secondary markets in portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. NGPL is the largest transporter of natural gas to the Chicago market, and we believe that its transportation rates are very competitive in the region. In 2007, NGPL delivered an average of 1.88 trillion Btus per day of natural gas to this market. Given its strategic location at the center of the North American natural gas pipeline grid, we believe that Chicago is likely to continue to be a major natural gas trading hub for growing markets in the Midwest and Northeast.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Substantially all of NGPL’s pipeline capacity is committed under firm transportation contracts ranging from one to six years. Approximately 63% of the total transportation volumes committed under NGPL’s long-term firm transportation contracts in effect on January 31, 2008 had remaining terms of less than three years. NGPL continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts, and was very successful in doing so during 2007 as discussed under “Recent Developments” elsewhere in this report. Nicor Gas Company, Peoples Gas Light and Coke Company, and Northern Indiana Public Service Company (NIPSCO) are NGPL’s three largest customers in terms of operating revenues from tariff services. During 2007, approximately 50% of NGPL’s operating revenues from tariff services were attributable to its eight largest customers. Contracts representing approximately 18.3% of NGPL’s total long-haul, contracted firm transport capacity as of January 31, 2008 are scheduled to expire during 2008. In addition to these long-haul transportation agreements, NGPL also transports significant volumes for redelivery to other pipelines.  These deliveries are primarily in Louisiana and Texas.

NGPL is one of the nation’s largest natural gas storage operators with approximately 600 Bcf of total natural gas storage capacity, approximately 265 Bcf of working gas capacity and approximately 4.3 Bcf per day of peak deliverability from its storage facilities, which are located in major supply areas and near the markets it serves. NGPL owns and operates 13 underground storage reservoirs in eight field locations in four states. These storage assets complement its pipeline facilities and allow it to optimize pipeline deliveries and meet peak delivery requirements in its principal markets. NGPL provides firm and interruptible gas storage service pursuant to storage agreements and tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly charge based upon actual volumes of gas stored.

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

Power

Power’s earnings for the seven months ended December 31, 2007 and the five months ended May 31, 2007 represented approximately 1.5% and 1.7%, respectively, of each of our total segment earnings plus net pre-tax impact of Kinder Morgan Energy Partners and our income from continuing operations before interest and income taxes. On November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The sale closed on January 25, 2008, effective January 1, 2008, and we received net proceeds of $63.1 million. Prior to this sale, we held interests in three Colorado assets, including ownership interests in two natural gas-fired electricity generation facilities and a net profits interest in a third. We continue to have an ownership interest in a natural gas-fired electricity generation facility in Michigan and an operating agreement with a natural gas-fired electricity generation facility in Texas. The Michigan facility is operated under a tolling agreement. Under the tolling agreement, purchasers of the electrical output take the risks in the marketplace associated with the cost of fuel and the value of the electric power generated. During 2007, approximately 68% of Power’s operating revenues represented tolling revenues of the Michigan facility, 21% was derived from the Colorado facility operated as an independent power producer under a long-term contract with XCEL Energy’s Public Service Company of Colorado unit, and the remaining 11% was primarily for operating the Ft. Lupton, Colorado power facility and a gas-fired power facility in Snyder, Texas that began operations during the second quarter of 2005 and

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

provides electricity to Kinder Morgan Energy Partners’ SACROC operations. In recent periods, we have recorded impairment charges associated with our power business activities; see Item 6 Selected Financial Data.

Kinder Morgan Power previously designed, developed and constructed power projects. In 2002, following an assessment of the electric power industry’s business environment and noting a marked deterioration in the financial condition of certain power generating and marketing participants, we decided to discontinue our power development activities.

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550 megawatt natural gas-fired electric power plant in Jackson, Michigan. Effective July 1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC (now valued at approximately $15 million); and, (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Bear Energy LP (successor to Williams Energy Marketing and Trading) supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC.

Competition: With respect to Power’s investment in the Jackson, Michigan facility, the principal impact of competition is the level of dispatch of the plant and the related (but minor) effect on profitability.

Express Pipeline System

We own a one-third interest in the Express Pipeline System. The Express Pipeline System’s earnings for the seven months ended December 31, 2007 and the five months ended May 31, 2007 represented approximately 1.7% and 1.0%, respectively, of each of our total segment earnings plus net pre-tax impact of Kinder Morgan Energy Partners and our income from continuing operations before interest and income taxes. The Express Pipeline System is a batch-mode, common-carrier, crude pipeline system comprised of the Express Pipeline and the Platte Pipeline. The Express Pipeline System transports a wide variety of crude types produced in Alberta to markets in Petroleum Administration Defense District IV, comprised of the states in the Rocky Mountain area of the United States (“PADD IV”) and Petroleum Administration Defense District II, comprised of the states in the central area of the United States (“PADD II”). The Express Pipeline System also transports crude oil produced in PADD IV to downstream delivery points in PADD IV and to PADD II.

The Express Pipeline is a 780 mile, 24-inch diameter pipeline that begins at the crude pipeline hub at Hardisty, Alberta and terminates at the Casper, Wyoming facilities of the Platte Pipeline, and includes related metering and storage facilities including tanks and pump stations. At Hardisty, the Express Pipeline receives crude from certain other pipeline systems and terminals, which currently provide access to approximately 1.3 million bpd of crude moving through this delivery hub. The Express Pipeline is the major pipeline transporting Alberta crude into PADD IV. The Express Pipeline has a design capacity of 280,000 bpd, after an expansion completed in April 2005. Receipts at Hardisty averaged 213,477 bpd during the year ended December 31, 2007, compared with 226,717 bpd during the year ended December 31, 2006.

The Platte Pipeline is a 926 mile, 20-inch diameter pipeline that runs from the crude pipeline hub at Casper, Wyoming to refineries and interconnecting pipelines in the Wood River, Illinois area, and includes related pumping and storage facilities (including tanks). The Platte Pipeline transports crude shipped on the Express Pipeline, crude produced in PADD IV and crude received in PADD II, to downstream delivery points. It is currently the only major crude pipeline transporting crude oil from PADD IV to PADD II. Various receipt and delivery points along the Platte Pipeline, with interconnections to other pipelines, enable crude to be moved to various markets in PADD IV and PADD II. The Platte Pipeline has a capacity of 150,000 bpd when shipping heavy oil and averaged 110,757 bpd east of Casper during the year ended December 31, 2007, versus 151,552 bpd for the year ended December 31, 2006.

The current Express Pipeline System rate structure is a combination of committed rates and uncommitted rates. The committed rates apply to those shippers who have signed long-term (10 or 15 year) contracts with the Express Pipeline System to transport crude on a ship-or-pay basis. Uncommitted rates are the rates that apply to uncommitted services whereby shippers transport oil through the Express Pipeline System without a long-term commitment between the shipper and the Express Pipeline System. Committed rates vary according to the destination of shipments and the length of the term of the transportation services agreement, with those shippers committing to longer-term agreements receiving lower rates.

Express Pipeline received 105,000 bpd of additional firm service commitments to the pipeline starting April 1, 2005, bringing the total firm commitment on Express to 235,000 bpd, or 84% of its total capacity. In May 2007, contracts for 4,000 bpd expired, thereby reducing the total firm commitments to 231,000 bpd. The remaining contracts expire in 2012, 2014 and 2015 in amounts of 40%, 11% and 32% of total capacity, respectively. The remaining contracts provide for committed tolls for transportation on the Express Pipeline System, which can be increased each year by up to 2%. The capacity in excess of 231,000 bpd is made available to shippers as uncommitted capacity.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Uncommitted rates were established on a cost of service basis and can be changed in accordance with applicable regulations discussed below. See “Regulation” elsewhere in this report. The table below provides a selection of tolls at December 31.

	Toll Per Barrel (US$)
	2007	2006
Hardisty, Alberta to Casper, Wyoming	$1.869	$1.612
Hardisty, Alberta to Casper, Wyoming (committed)	$1.340	$1.313
Casper, Wyoming to Wood River, Illinois	$1.562	$1.497

Competition:  The Express Pipeline System pipeline to the U.S. Rocky Mountains and Midwest is one of several pipeline alternatives for Western Canadian petroleum production, and throughput on the Express Pipeline System may decline if overall petroleum production in Alberta declines or if tolls become uncompetitive compared to alternatives. The Express Pipeline System competes against other pipeline providers who could be in a position to establish and offer lower tolls, which may provide a competitive advantage in new pipeline development. Throughput on the Express Pipeline System could decline in the event of reduced petroleum product demand in the U.S. Rocky Mountains.

Products Pipelines – KMP

The Products Pipelines – KMP segment consists of Kinder Morgan Energy Partners’ refined petroleum products and natural gas liquids pipelines and associated terminals, Southeast terminals and transmix processing facilities.

Pacific Operations

The Pacific operations include Kinder Morgan Energy Partners’ SFPP, L.P. operations, CALNEV Pipeline operations and West Coast Liquid Terminals operations. The assets include interstate common carrier pipelines regulated by the FERC, intrastate pipelines in the state of California regulated by the California Public Utilities Commission, and certain non rate-regulated operations and terminal facilities.

The Pacific operations serve seven western states with approximately 3,000 miles of refined petroleum products pipelines and related terminal facilities that provide refined products to some of the fastest growing population centers in the United States, including California; Las Vegas and Reno, Nevada; and the Phoenix-Tucson, Arizona corridor. For 2007, the three main product types transported were gasoline (59%), diesel fuel (23%) and jet fuel (18%).

The CALNEV Pipeline consists of two parallel 248-mile, 14-inch and 8-inch diameter pipelines that run from Kinder Morgan Energy Partners’ facilities at Colton, California to Las Vegas, Nevada, and which also serves Nellis Air Force Base located in Las Vegas. It also includes approximately 55 miles of pipeline serving Edwards Air Force Base.

The Pacific operations include 15 truck-loading terminals (13 on SFPP, L.P. and two on CALNEV) with an aggregate usable tankage capacity of approximately 13.7 million barrels. The truck terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and oxygenate blending.

The Pacific operation’s West Coast Liquid terminals are fee-based terminals located in the Seattle, Portland, San Francisco and Los Angeles areas along the West Coast of the United States with a combined total capacity of approximately 8.3 million barrels of storage for both petroleum products and chemicals.

Markets.  Combined, the Pacific operations’ pipelines transport approximately 1.3 million barrels per day of refined petroleum products, providing pipeline service to approximately 31 customer-owned terminals, 11 commercial airports and 14 military bases. Currently, the Pacific operations’ pipelines serve approximately 100 shippers in the refined petroleum products market; the largest customers being major petroleum companies, independent refiners, and the United States military.

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

Supply.  The majority of refined products supplied to the Pacific operations’ pipeline system come from the major refining centers around Los Angeles, San Francisco, El Paso and Puget Sound, as well as from waterborne terminals and connecting pipelines located near these refining centers.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Competition.  The two most significant competitors of the Pacific operations’ pipeline system are proprietary pipelines owned and operated by major oil companies in the area where the Pacific operations’ pipeline system delivers products and also refineries with terminals that have trucking arrangements within the Pacific operations’ market areas. We believe that high capital costs, tariff regulation, and environmental and right-of-way permitting considerations make it unlikely that a competing pipeline system comparable in size and scope to the Pacific operations will be built in the foreseeable future. However, the possibility of individual pipelines being constructed or expanded to serve specific markets is a continuing competitive factor.

The use of trucks for product distribution from either shipper-owned proprietary terminals or from their refining centers continues to compete for short haul movements by pipeline. The Pacific terminal operations compete with terminals owned by its shippers and by third-party terminal operators in California, Arizona and Nevada. Competitors include Shell Oil Products U.S., BP (formerly Arco Terminal Services Company), Wilmington Liquid Bulk Terminals (Vopak), NuStar and Chevron. We cannot predict with any certainty whether the use of short haul trucking will decrease or increase in the future.

Plantation Pipe Line Company

Kinder Morgan Energy Partners owns approximately 51% of Plantation Pipe Line Company, referred to in this report as Plantation, a 3,100-mile refined petroleum products pipeline system serving the southeastern United States. An affiliate of ExxonMobil owns the remaining 49% ownership interest. ExxonMobil is the largest shipper on the Plantation system both in terms of volumes and revenues. Kinder Morgan Energy Partners operates the system pursuant to agreements with Plantation Services LLC and Plantation. Plantation serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area.

For the year 2007, Plantation delivered an average of 535,677 barrels per day of refined petroleum products. These delivered volumes were comprised of gasoline (63%), diesel/heating oil (23%) and jet fuel (14%). Average delivery volumes for 2007 were 3.5% lower than the 555,060 barrels per day delivered during 2006. The decrease was predominantly driven by (i) the full year impact of alternative pipeline service (initial startup mid-2006) into Southeast markets and (ii) changes in production patterns from Louisiana refineries related to refiners directing higher margin products (such as reformulated gasoline blendstock for oxygenate blending) into markets not directly served by Plantation.

Markets.  Plantation ships products for approximately 30 companies to terminals throughout the southeastern United States. Plantation’s principal customers are Gulf Coast refining and marketing companies, fuel wholesalers, and the United States Department of Defense. Plantation’s top five shippers represent approximately 80% of total system volumes.

The eight states in which Plantation operates represent a collective pipeline demand of approximately two million barrels per day of refined petroleum products. Plantation currently has direct access to about 1.5 million barrels per day of this overall market. The remaining 0.5 million barrels per day of demand lies in markets (e.g., Nashville, Tennessee; North Augusta, South Carolina; Bainbridge, Georgia; and Selma, North Carolina) currently served by another pipeline company. Plantation also delivers jet fuel to the Atlanta, Georgia; Charlotte, North Carolina; and Washington, D.C. airports (Ronald Reagan National and Dulles). Combined jet fuel shipments to these four major airports increased 3% in 2007 compared to 2006, with the majority of this growth occurring at Dulles Airport.

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

Central Florida Pipeline

The Central Florida pipeline system consists of a 110-mile, 16-inch diameter pipeline that transports gasoline and an 85-mile, 10-inch diameter pipeline that transports diesel fuel and jet fuel from Tampa to Orlando, with an intermediate delivery point on the 10-inch pipeline at Intercession City, Florida. In addition to being connected to Kinder Morgan Energy Partners’ Tampa terminal, the pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, BP, and Marathon Petroleum. The 10-inch diameter pipeline is connected to Kinder Morgan Energy Partners’ Taft, Florida terminal (located near Orlando) and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida. In 2007, the pipeline system transported approximately 113,800 barrels per day of refined products, with the product mix being approximately 69% gasoline, 12% diesel fuel, and 19% jet fuel.

Kinder Morgan Energy Partners also owns and operates liquids terminals in Tampa and Taft, Florida. The Tampa terminal contains approximately 1.5 million barrels of storage capacity and is connected to two ship dock facilities in the Port of Tampa. The Tampa terminal provides storage for gasoline, diesel fuel and jet fuel for further movement into either trucks or

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

into the Central Florida pipeline system. The Tampa terminal also provides storage and truck rack blending services for ethanol and bio-diesel. The Taft terminal contains approximately 0.7 million barrels of storage capacity, for gasoline and diesel fuel for further movement into trucks.

Markets.  The estimated total refined petroleum products demand in the state of Florida is approximately 800,000 barrels per day. Gasoline is, by far, the largest component of that demand at approximately 545,000 barrels per day. The total refined petroleum products demand for the Central Florida region of the state, which includes the Tampa and Orlando markets, is estimated to be approximately 360,000 barrels per day, or 45% of the consumption of refined products in the state. Kinder Morgan Energy Partners distributes approximately 150,000 barrels of refined petroleum products per day, including the Tampa terminal truck loadings. The balance of the market is supplied primarily by trucking firms and marine transportation firms. Most of the jet fuel used at Orlando International Airport is moved through Kinder Morgan Energy Partners’ Tampa terminal and the Central Florida pipeline system. The market in Central Florida is seasonal, with demand peaks in March and April during spring break and again in the summer vacation season, and is also heavily influenced by tourism, with Disney World and other attractions located near Orlando.

Supply.  The vast majority of refined petroleum products consumed in Florida are supplied via marine vessels from major refining centers in the Gulf Coast of Louisiana and Mississippi and refineries in the Caribbean basin. A lesser amount of refined petroleum products is being supplied by refineries in Alabama and by Texas Gulf Coast refineries via marine vessels and through pipeline networks that extend to Bainbridge, Georgia. The supply into Florida is generally transported by ocean-going vessels to the larger metropolitan ports, such as Tampa, Port Everglades near Miami, and Jacksonville. Individual markets are then supplied from terminals at these ports and other smaller ports, predominately by trucks, except the Central Florida region, which is served by a combination of trucks and pipelines.

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

With respect to the terminal operations at Tampa, the most significant competitors are proprietary terminals owned and operated by major oil companies, such as Marathon Petroleum, BP and Citgo, located along the Port of Tampa, and the Chevron and Motiva terminals in Port Tampa. These terminals generally support the storage requirements of their parent or affiliated companies’ refining and marketing operations and provide a mechanism for an oil company to enter into exchange contracts with third parties to serve its storage needs in markets where the oil company may not have terminal assets.

Federal regulation of marine vessels, including the requirement under the Jones Act that United States-flagged vessels contain double-hulls, is a significant factor influencing the availability of vessels that transport refined petroleum products. Marine vessel owners are phasing in the requirement based on the age of the vessel and some older vessels are being redeployed into use in other jurisdictions rather than being retrofitted with a double-hull for use in the United States.

Cochin Pipeline System

The Cochin pipeline system consists of an approximate 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Windsor, Ontario, including five terminals.

The pipeline operates on a batched basis and has an estimated system capacity of approximately 70,000 barrels per day. It includes 31 pump stations spaced at 60-mile intervals and five United States propane terminals. Underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario through third parties. In 2007, the pipeline system transported approximately 40,600 barrels per day of natural gas liquids.

Markets.  The pipeline traverses three provinces in Canada and seven states in the United States and has historically transported high vapor pressure ethane, propane, butane and natural gas liquids to the Midwestern United States and eastern Canadian petrochemical and fuel markets. Current operations involve only the transportation of propane on Cochin.

Supply. Injection into the system can occur from BP, Provident, Keyera or Dow facilities, with connections at Fort Saskatchewan, Alberta and from Spectra at interconnects at Regina and Richardson, Saskatchewan.

Competition.  The pipeline competes with railcars and Enbridge Energy Partners for natural gas liquids long-haul business from Fort Saskatchewan, Alberta and Windsor, Ontario. The pipeline’s primary competition in the Chicago natural gas

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

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

Southeast Terminals

Kinder Morgan Energy Partners’ Southeast terminal operations consist of Kinder Morgan Southeast Terminals LLC and its consolidated affiliate, Guilford County Terminal Company, LLC. Kinder Morgan Southeast Terminals LLC, Kinder Morgan Energy Partners’ wholly owned subsidiary referred to in this report as KMST, was formed for the purpose of acquiring and operating high-quality liquid petroleum products terminals located primarily along the Plantation/Colonial pipeline corridor in the southeastern United States.

The Southeast terminal operations consist of 24 petroleum products terminals with a total storage capacity of approximately 8.0 million barrels. These terminals transferred approximately 361,000 barrels of refined products per day during 2007 and approximately 347,000 barrels of refined products per day during 2006.

Markets.  KMST’s acquisition and marketing activities are focused on the southeastern United States from Mississippi through Virginia, including Tennessee. The primary function involves the receipt of petroleum products from common carrier pipelines, short-term storage in terminal tankage, and subsequent loading onto tank trucks. KMST also offered ethanol blending and storage services in northern Virginia during 2007. Longer term storage is available at many of the terminals. KMST has a physical presence in markets representing almost 80% of the pipeline-supplied demand in the Southeast and offers a competitive alternative to marketers seeking a relationship with a truly independent truck terminal service provider.

Supply.  Product supply is predominately from Plantation and/or Colonial pipelines. To the maximum extent practicable, we endeavor to connect KMST terminals to both Plantation and Colonial.

Competition.  There are relatively few independent terminal operators in the Southeast. Most of the refined petroleum products terminals in this region are owned by large oil companies (BP, Motiva, Citgo, Marathon, and Chevron) who use these assets to support their own proprietary market demands as well as product exchange activity. These oil companies are not generally seeking third-party throughput customers. Magellan Midstream Partners and TransMontaigne Product Services represent the other significant independent terminal operators in this region.

Transmix Operations

Kinder Morgan Energy Partners’ Transmix operations include the processing of petroleum pipeline transmix, a blend of dissimilar refined petroleum products that have become co-mingled in the pipeline transportation process. During pipeline transportation, different products are transported through the pipelines abutting each other, and generate a volume of different mixed products called transmix. At transmix processing facilities, pipeline transmix is processed and separated into pipeline-quality gasoline and light distillate products. Kinder Morgan Energy Partners processes transmix at six separate processing facilities located in Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; Wood River, Illinois; and Greensboro, North Carolina. Combined, its transmix facilities processed approximately 10.4 million barrels of transmix in 2007 and approximately 9.1 million barrels in 2006.

In 2007, Kinder Morgan Energy Partners increased the processing capacity of the recently constructed Greensboro, North Carolina transmix facility to better serve the needs of Plantation. The facility, which is located within KMST’s refined

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

products tank farm now has the capability to process approximately 8,500 barrels of transmix per day. In addition to providing additional processing business, the facility continues to provide Plantation a lower cost alternative compared to other transmix processing arrangements that recover ultra low sulfur diesel, and also more fully utilizes current KMST tankage at the Greensboro, North Carolina tank farm.

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

Supply.  Transmix generated by Plantation, Colonial, Explorer, Sun, Teppco and Kinder Morgan Energy Partners’ Pacific operations provide the vast majority of the supply. These suppliers are committed to the use of Kinder Morgan Energy Partners’ transmix facilities under long-term contracts. Individual shippers and terminal operators provide additional supply. Shell acquires transmix for processing at Indianola, Richmond and Wood River; Colton is supplied by pipeline shippers of Kinder Morgan Energy Partners’ Pacific operations; Dorsey Junction is supplied by Colonial Pipeline Company and Greensboro is supplied by Plantation.

Competition.  Placid Refining is Kinder Morgan Energy Partners’ main competitor for transmix business in the Gulf Coast area. There are various processors in the Mid-Continent area, primarily ConocoPhillips, Gladieux Refining and Williams Energy Services, who compete with Kinder Morgan Energy Partners’ transmix facilities. Motiva Enterprises’ transmix facility located near Linden, New Jersey is the principal competition for New York Harbor transmix supply and for the Indianola facility. A number of smaller organizations operate transmix processing facilities in the West and Southwest. These operations compete for supply that we envision as the basis for growth in the West and Southwest. The Colton processing facility also competes with major oil company refineries in California.

Natural Gas Pipelines – KMP

The Natural Gas Pipelines – KMP segment, which contains both interstate and intrastate pipelines, consists of natural gas sales, transportation, storage, gathering, processing and treating. Within this segment, Kinder Morgan Energy Partners owns approximately 14,700 miles of natural gas pipelines and associated storage and supply lines that are strategically located within the North American pipeline grid. The transportation network provides access to the major gas supply areas in the western United States, Texas and the Midwest, as well as major consumer markets.

Texas Intrastate Natural Gas Pipeline Group

The group, which operates primarily along the Texas Gulf Coast, consists of the following four natural gas pipeline systems:

•	Kinder Morgan Texas Pipeline;

•	Kinder Morgan Tejas Pipeline;

•	Mier-Monterrey Mexico Pipeline; and

•	Kinder Morgan North Texas Pipeline.

The two largest systems in the group are Kinder Morgan Texas Pipeline and Kinder Morgan Tejas Pipeline. These pipelines essentially operate as a single pipeline system, providing customers and suppliers with improved flexibility and reliability. The combined system includes approximately 6,000 miles of intrastate natural gas pipelines with a peak transport and sales capacity of approximately 5.2 billion cubic feet per day of natural gas and approximately 120 billion cubic feet of system natural gas storage capacity. In addition, the combined system, through owned assets and contractual arrangements with third parties, has the capability to process 915 million cubic feet per day of natural gas for liquids extraction and to treat approximately 250 million cubic feet per day of natural gas for carbon dioxide removal.

Collectively, the combined system primarily serves the Texas Gulf Coast by selling, transporting, processing and treating gas from multiple onshore and offshore supply sources to serve the Houston/Beaumont/Port Arthur industrial markets, local gas distribution utilities, electric utilities and merchant power generation markets. It serves as a buyer and seller of natural gas, as well as a transporter. The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of its system. The difference between the purchase and sale prices is the rough equivalent of a transportation fee, inclusive of fuel costs.

Included in the operations of the Kinder Morgan Tejas system is the Kinder Morgan Border Pipeline system. Kinder Morgan Border owns and operates an approximately 97-mile, 24-inch diameter pipeline that extends from a point of interconnection

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

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

The Kinder Morgan North Texas Pipeline consists of an 86-mile, 30-inch diameter pipeline that transports natural gas from an interconnect with the facilities of NGPL in Lamar County, Texas to a 1,750-megawatt electric generating facility located in Forney, Texas, 15 miles east of Dallas, Texas. It has the capacity to transport 325 million cubic feet per day of natural gas and is fully subscribed under a contract that expires in 2032. In 2006, the existing system was enhanced to be bi-directional, so that deliveries of additional supply coming out of the Barnett Shale area can be delivered into NGPL’s pipeline as well as power plants in the area.

Kinder Morgan Energy Partners also owns and operates various gathering systems in South and East Texas. These systems aggregate natural gas supplies into Kinder Morgan Energy Partners’ main transmission pipelines, and in certain cases, aggregate natural gas that must be processed or treated at its own or third-party facilities. Kinder Morgan Energy Partners owns plants that can process up to 115 million cubic feet per day of natural gas for liquids extraction. In addition, Kinder Morgan Energy Partners has contractual rights to process approximately 800 million cubic feet per day of natural gas at various third-party owned facilities. Kinder Morgan Energy Partners also owns and operates three natural gas treating plants that provide carbon dioxide and/or hydrogen sulfide removal. Kinder Morgan Energy Partners can treat up to 155 million cubic feet per day of natural gas for carbon dioxide removal at the Fandango Complex in Zapata County, Texas, 50 million cubic feet per day of natural gas at the Indian Rock Plant in Upshur County, Texas and approximately 45 million cubic feet per day of natural gas at the Thompsonville Facility located in Jim Hogg County, Texas.

The North Dayton natural gas storage facility, located in Liberty County, Texas, has two existing storage caverns providing approximately 6.3 billion cubic feet of total capacity, consisting of 4.2 billion cubic feet of working capacity and 2.1 billion cubic feet of cushion gas. Kinder Morgan Energy Partners entered into a long-term storage capacity and transportation agreement with NRG covering two billion cubic feet of natural gas working capacity that expires in March 2017. In June 2006, Kinder Morgan Energy Partners announced an expansion project that will significantly increase natural gas storage capacity at the North Dayton facility. The project is now expected to cost between $105 million and $115 million and involves the development of a new underground storage cavern that will add an estimated 6.5 billion cubic feet of incremental working natural gas storage capacity. The additional capacity is expected to be available in mid-2010.

Kinder Morgan Energy Partners also owns the West Clear Lake natural gas storage facility located in Harris County, Texas. Under a long term contract that expires in 2012, Coral Energy Resources, L.P. operates the facility and controls the 96 billion cubic feet of natural gas working capacity, and Kinder Morgan Energy Partners provides transportation service into and out of the facility.

Additionally, Kinder Morgan Energy Partners leases a salt dome storage facility located near Markham, Texas, according to the provisions of an operating lease that expires in March 2013. Kinder Morgan Energy Partners can, at its sole option, extend the term of this lease for two additional ten-year periods. The facility was expanded in 2007 and now consists of four salt dome caverns with approximately 17.3 billion cubic feet of working natural gas capacity and up to 1.1 billion cubic feet per day of peak deliverability. Kinder Morgan Energy Partners also leases two salt dome caverns, known as the Stratton Ridge Facilities, from BP America Production Company in Brazoria County, Texas. The Stratton Ridge Facilities have a combined working natural gas capacity of 1.4 billion cubic feet and a peak day deliverability of 100 million cubic feet per day. A lease with Dow Hydrocarbon & Resources, Inc. for a salt dome cavern containing approximately 5.0 billion cubic feet of working capacity expired during the third quarter of 2007.

Markets. Texas’ natural gas consumption is among the highest of any state. The natural gas demand profile in Kinder Morgan Energy Partners’ Texas intrastate pipeline group’s market area is primarily composed of industrial (including on-site cogeneration facilities), merchant and utility power and local natural gas distribution consumption. The industrial demand is primarily year-round load. Merchant and utility power demand peaks in the summer months and is complemented by local natural gas distribution demand that peaks in the winter months. As new merchant gas fired generation has come online and displaced traditional utility generation, Kinder Morgan Energy Partners has successfully attached many of these new generation facilities to its pipeline systems in order to maintain and grow its share of natural gas supply for power generation.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Additionally, in 2007, Kinder Morgan Energy Partners has increased its capability and commitment to serve the growing local natural gas distribution market in the greater Houston metropolitan area.

Kinder Morgan Energy Partners serves the Mexico market through interconnection with the facilities of Pemex at the United States-Mexico border near Arguellas, Mexico and Kinder Morgan Energy Partners’ Meir-Monterrey Mexico pipeline. In 2007, deliveries through the existing interconnection near Arguellas fluctuated from zero to approximately 206 million cubic feet per day of natural gas, and there were several days of exports to the United States that ranged up to 250 million cubic feet per day. Deliveries to Monterrey also ranged from zero to 312 million cubic feet per day. Kinder Morgan Energy Partners primarily provides transport service to these markets on a fee for service basis, including a significant demand component, which is paid regardless of actual throughput. Revenues earned from Kinder Morgan Energy Partners’ activities in Mexico are paid in U.S. dollar equivalent.

Supply.  Kinder Morgan Energy Partners purchases its natural gas directly from producers attached to its system in South Texas, East Texas, West Texas and along the Texas Gulf Coast. In addition, Kinder Morgan Energy Partners also purchases gas at interconnects with third-party interstate and intrastate pipelines. While the intrastate group does not produce gas, it does maintain an active well connection program in order to offset natural declines in production along its system and to secure supplies for additional demand in its market area. The intrastate system has access to both onshore and offshore sources of supply, and is well positioned to interconnect with liquefied natural gas projects currently under development by others along the Texas Gulf Coast.

Competition. The Texas intrastate natural gas market is highly competitive, with many markets connected to multiple pipeline companies. Kinder Morgan Energy Partners competes with interstate and intrastate pipelines, and their shippers, for attachments to new markets and supplies and for transportation, processing and treating services.

Rocky Mountain Natural Gas Pipeline Group

The group, which operates primarily along the Rocky Mountain region of the western portion of the United States, consists of the following four natural gas pipeline systems:

•	Kinder Morgan Interstate Gas Transmission Pipeline;

•	Trailblazer Pipeline;

•	Trans-Colorado Pipeline; and

•	51% ownership interest in the Rockies Express Pipeline.

Kinder Morgan Interstate Gas Transmission LLC

Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as KMIGT, owns approximately 5,100 miles of transmission lines in Wyoming, Colorado, Kansas, Missouri and Nebraska. The pipeline system is powered by 28 transmission and storage compressor stations with approximately 160,000 horsepower. KMIGT also owns the Huntsman natural gas storage facility, located in Cheyenne County, Nebraska, which has approximately 10 billion cubic feet of firm capacity commitments and provides for withdrawal of up to 169 million cubic feet of natural gas per day.

Under transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services, including no-notice service and park and loan services. For these services, KMIGT charges rates that include the retention of fuel and gas lost and unaccounted for in-kind. Under KMIGT’s tariffs, firm transportation and storage customers pay reservation charges each month plus a commodity charge based on the actual transported or stored volumes. In contrast, interruptible transportation and storage customers pay a commodity charge based upon actual transported and/or stored volumes. Under the no-notice service, customers pay a fee for the right to use a combination of firm storage and firm transportation to effect deliveries of natural gas up to a specified volume without making specific nominations. KMIGT also has the authority to make gas purchases and sales, as needed for system operations, pursuant to its currently effective FERC gas tariff.

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

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

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

Supply.  Approximately 7%, by volume, of KMIGT’s firm contracts expire within one year and 51% expire within one to five years. Over 99% of the system’s total firm transport capacity is currently subscribed with 78% of the total contracted capacity held by KMIGT’s top nine shippers.

Competition.  KMIGT competes with other interstate and intrastate gas pipelines transporting gas from the supply sources in the Rocky Mountain and Hugoton Basins to Mid-Continent pipelines and market centers.

Trailblazer Pipeline Company LLC

Trailblazer Pipeline Company LLC owns a 436-mile natural gas pipeline system. Trailblazer’s pipeline originates at an interconnection with Wyoming Interstate Company Ltd.’s pipeline system near Rockport, Colorado and runs through southeastern Wyoming to a terminus near Beatrice, Nebraska where it interconnects with NGPL’s and Northern Natural Gas Company’s pipeline systems. NGPL manages, maintains and operates Trailblazer, for which it is reimbursed at cost.

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

Supply.  As of December 31, 2007, none of Trailblazer’s firm contracts, by volume, expire before one year and 54%, by volume, expire within two to five years. Affiliated entities have contracted for less than 1% of the total firm transportation capacity. All of the system’s firm transport capacity is currently subscribed.

Competition.  The main competition that Trailblazer currently faces is from the gas supply in the Rocky Mountain area that either stays in the area or is moved west and therefore is not transported on Trailblazer’s pipeline. In addition, El Paso’s Cheyenne Plains Pipeline can transport approximately 730 million cubic feet per day of natural gas from Weld County, Colorado to Greensburg, Kansas and competes with Trailblazer for natural gas pipeline transportation demand from the Rocky Mountain area. Additional competition could come from the Rockies Express pipeline system or from proposed pipeline projects. No assurance can be given that additional competing pipelines will not be developed in the future.

TransColorado Gas Transmission Company LLC

TransColorado Gas Transmission Company LLC owns a 300-mile interstate natural gas pipeline that extends from approximately 20 miles southwest of Meeker, Colorado to Bloomfield, New Mexico. It has multiple points of interconnection with various interstate and intrastate pipelines, gathering systems, and local distribution companies. The pipeline system is powered by six compressor stations having an aggregate of approximately 39,000 horsepower. Knight Inc. manages, maintains and operates TransColorado, for which it is reimbursed at cost.

TransColorado has the ability to flow gas south or north. TransColorado receives gas from one coal seam natural gas treating plant located in the San Juan Basin of Colorado and from pipeline, processing plant and gathering system interconnections within the Paradox and Piceance Basins of western Colorado. Gas flowing south through the pipeline moves onto the El Paso, Transwestern and Questar Southern Trail pipeline systems. Gas moving north flows into the Colorado Interstate, Wyoming Interstate and Questar pipeline systems at the Greasewood Hub and the Rockies Express pipeline system at the Meeker Hub. TransColorado provides transportation services to third-party natural gas producers, marketers, gathering companies, local distribution companies and other shippers.

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

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

transported. TransColorado has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure.

TransColorado’s approximately $50 million Blanco-Meeker Expansion Project was completed in the fourth quarter of 2007 and placed into service on January 1, 2008. The project boosted capacity on the pipeline by approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing pipeline for deliveries to the Rockies Express pipeline system at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. All of the incremental capacity is subscribed under a long-term contract with ConocoPhillips.

Markets.  TransColorado acts principally as a feeder pipeline system from the developing natural gas supply basins on the Western Slope of Colorado into the interstate natural gas pipelines that lead away from the Blanco Hub area of New Mexico and the interstate natural gas pipelines that lead away eastward from northwestern Colorado and southwestern Wyoming. TransColorado is one of the largest transporters of natural gas from the Western Slope supply basins of Colorado and provides a competitively attractive outlet for that developing natural gas resource. In 2007, TransColorado transported an average of approximately 734 million cubic feet per day of natural gas from these supply basins.

Supply.  During 2007, 94% of TransColorado’s transport business was with producers or their own marketing affiliates and 6% was with marketing companies and various gas marketers. Approximately 64% of TransColorado’s transport business in 2007 was conducted with its two largest customers. All of TransColorado’s southbound pipeline capacity is committed under firm transportation contracts that extend through year-end 2008. TransColorado’s pipeline capacity is 62% subscribed during 2009 through 2012 and TransColorado is actively pursuing contract extensions and or replacement contracts to increase firm subscription levels beyond 2008.

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

Historically, the competition faced by TransColorado with respect to its natural gas transportation services has generally been based upon the price differential between the San Juan and Rocky Mountain basins. New pipelines servicing these producing basins have had the effect of reducing that price differential; however, given the growth in the Piceance and Paradox basins and the direct accessibility of the TransColorado system to these basins, we believe TransColorado’s transport business to be sustainable.

Rockies Express Pipeline

Kinder Morgan Energy Partners operates and currently owns 51% of the 1,679-mile Rockies Express pipeline system, which when fully completed will be one of the largest natural gas pipelines ever constructed in North America. The approximately $4.9 billion project will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for all of the pipeline capacity.

Kinder Morgan Energy Partners’ ownership is through its 51% interest in West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC. Sempra Pipelines & Storage, a unit of Sempra Energy, and ConocoPhillips hold the remaining ownership interests in the Rockies Express project. Kinder Morgan Energy Partners accounts for its investment under the equity method of accounting due to the fact that its ownership interest will be reduced to 50% when construction of the entire project is completed. At that time, the capital accounts of West2East Pipeline LLC will be trued up to reflect Kinder Morgan Energy Partners’ 50% economic interest in the project. We do not anticipate any additional changes in the ownership structure of the project.

On August 9, 2005, the FERC approved Rockies Express Pipeline LLC’s application to construct 327 miles of pipeline facilities in two phases. Phase I consisted of the following two pipeline segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming; and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado. Phase II of the project includes the construction of three compressor stations referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations were completed and placed in-service in January 2008. Construction of the Big Hole compressor station is planned to commence in the second quarter of 2008, in order to meet an expected in-service date of June 30, 2009.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

On April 19, 2007, the FERC issued a final order approving Rockies Express Pipeline LLC’s application for authorization to construct and operate certain facilities comprising its proposed Rockies Express-West Project. This project is the first planned segment extension of the Rockies Express Pipeline LLC’s original certificated facilities, and is comprised of approximately 713 miles of 42-inch diameter pipeline extending eastward from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension transports approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri, and includes certain improvements to pre-existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction of the Rockies Express-West Project commenced on May 21, 2007, and interim firm transportation service with capacity of approximately 1.4 billion cubic feet per day began January 12, 2008. The entire project (Rockies Express-West pipeline segment) is expected to become fully operational in mid-April 2008.

On April 30, 2007, Rockies Express Pipeline LLC filed an application with the FERC requesting approval to construct and operate the REX-East Project, the third segment of the Rockies Express pipeline system. The Rockies Express-East Project will be comprised of approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline in Audrain County, Missouri to a terminus near the town of Clarington in Monroe County, Ohio. The pipeline segment will be capable of transporting approximately 1.8 billion cubic feet per day of natural gas. The FERC issued a draft environmental report in late November 2007 for the Rockies Express-East project, and subject to receipt of regulatory approvals, the Rockies Express-East Project is expected to begin partial service on December 31, 2008, and to be in full service in June 2009.

In December 2007, Rockies Express Pipeline LLC completed a non-binding open season undertaken to solicit market interest for the “Northeast Express Project,” a 375-mile extension and expansion of the Rockies Express pipeline system from Clarington, Ohio, to Princeton, New Jersey. Significant expressions of interest were received on the Northeast Express Project and negotiations with prospective shippers to enter into binding commitments are currently underway. Subject to receipt of sufficient binding commitments and regulatory approvals, the Northeast Express Project would go into service in late 2010. When complete, the Northeast Express Project would provide up to 1.8 billion cubic feet per day of transportation capacity to northeastern markets from the Lebanon Hub and other pipeline receipt points between Lebanon, Ohio and Clarington, Ohio.

Markets.  The Rockies Express Pipeline is capable of delivering gas to multiple markets along its pipeline system, primarily through interconnects with other interstate pipeline companies and direct connects to local distribution companies. Rockies Express Pipeline’s Zone 1 encompasses receipts and deliveries of natural gas west of the Cheyenne Hub, located in northern Colorado near Cheyenne, Wyoming. Through the Zone 1 facilities, Rockies Express Pipeline can deliver gas to TransColorado Gas Transmission Company LLC in northwestern Colorado, which can in turn transport the gas further south for delivery into the San Juan Basin area. In Zone 1, Rockies Express Pipeline can also deliver gas into western Wyoming through leased capacity on the Overthrust Pipeline Company system, or through its interconnections with Colorado Interstate Gas Company and Wyoming Interstate Company in southern Wyoming. The Rockies Express-West Project has the ability to deliver natural gas to points at the Cheyenne Hub, which could be used in markets along the Front Range of Colorado, or could be transported further east through either Rockies Express Pipeline’s Zone 2 facilities or other pipeline systems.

Rockies Express Pipeline’s Zone 2 extends from the Cheyenne Hub to an interconnect with the Panhandle Eastern Pipeline in Audrain County, Missouri. Through the Zone 2 facilities, Rockies Express Pipeline facilitates the delivery of natural gas into the Mid-Continent area of the Unites States through various interconnects with other major interstate pipelines in Nebraska (Northern Natural Gas Pipeline and NGPL), Kansas (ANR Pipeline), and Missouri (Panhandle Eastern Pipeline). Rockies Express Pipeline’s transportation capacity under interim service is currently 1.4 billion cubic feet per day, and when this system is placed into full service it will be capable of delivering 1.5 billion cubic feet per day through these interconnects to the Mid-Continent market.

Supply.  Rockies Express Pipeline directly accesses major gas supply basins in western Colorado and western Wyoming. In western Colorado, Rockies Express Pipeline has access to gas supply from the Uinta and Piceance basins in eastern Utah and western Colorado. In western Wyoming, Rockies Express Pipeline accesses the Green River Basin through its facilities that are leased from Overthrust Pipeline Company. With its connections to numerous other pipeline systems along its route, Rockies Express Pipeline has access to almost all of the major gas supply basins in Wyoming, Colorado and eastern Utah.

Competition.  Although there are some competitors to the Rockies Express Pipeline system that provide a similar service, there are none that can compete with the economy-of-scale that Rockies Express Pipeline provides to its shippers to transport gas from the Rocky Mountain region to the Mid-Continent markets. The REX-East Project, noted above, will put the Rockies Express Pipeline system in a very unique position of being the only pipeline capable of offering a large volume of transportation service from Rocky Mountain gas supply directly to customers in Ohio.

Rockies Express Pipeline could also experience competition for its Rocky Mountain gas supply from both existing and proposed systems. Questar Pipeline Company accesses many of the same basins as Rockies Express Pipeline and transports

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

gas to its markets in Utah and to other interconnects, which have access to the California market. In addition, there are pipelines that are proposed to use Rocky Mountain gas to supply markets on the West Coast.

Kinder Morgan Louisiana Pipeline

In September 2006, Kinder Morgan Energy Partners filed an application with the FERC requesting approval to construct and operate the Kinder Morgan Louisiana Pipeline. The natural gas pipeline project is expected to cost approximately $510 million and will provide approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal located in Cameron Parish, Louisiana. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total.

The Kinder Morgan Louisiana Pipeline will consist of two segments:

•
a 132-mile, 42-inch diameter pipeline with firm capacity of approximately 2.0 billion cubic feet per day of natural gas that will extend from the Sabine Pass terminal to a point of interconnection with an existing Columbia Gulf Transmission line in Evangeline Parish, Louisiana (an offshoot will consist of approximately 2.3 miles of 24-inch diameter pipeline with firm peak day capacity of approximately 300 million cubic feet per day extending away from the 42-inch diameter line to the existing Florida Gas Transmission Company compressor station in Acadia Parish, Louisiana). This segment is expected to be in service by January 1, 2009; and

•
a 1-mile, 36-inch diameter pipeline with firm capacity of approximately 1.2 billion cubic feet per day that will extend from the Sabine Pass terminal and connect to NGPL’s natural gas pipeline. This portion of the project is expected to be in service in the third quarter of 2008.

Kinder Morgan Energy Partners has designed and will construct the Kinder Morgan Louisiana Pipeline in a manner that will minimize environmental impacts, and where possible, existing pipeline corridors will be used to minimize impacts to communities and to the environment. As of December 31, 2007, there were no major pipeline re-routes as a result of any landowner requests.

Midcontinent Express Pipeline LLC

On October 9, 2007, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile Midcontinent Express Pipeline natural gas transmission system. Kinder Morgan Energy Partners currently owns a 50% interest in Midcontinent Express Pipeline LLC and accounts for its investment under the equity method of accounting. Energy Transfer Partners, L.P. owns the remaining 50% interest. The Midcontinent Express Pipeline will create long-haul, firm natural gas transportation takeaway capacity, either directly or indirectly, from natural gas producing regions located in Texas, Oklahoma and Arkansas. The total project is expected to cost approximately $1.3 billion, and will have an initial transportation capacity of approximately 1.4 billion cubic feet per day of natural gas.

For additional information regarding the Midcontinent Express Pipeline, see (A) General Development of Business—Recent Developments.

Casper and Douglas Natural Gas Processing Systems

Kinder Morgan Energy Partners owns and operates the Casper and Douglas, Wyoming natural gas processing plants, which have the capacity to process up to 185 million cubic feet per day of natural gas depending on raw gas quality.

Markets.  Casper and Douglas are processing plants servicing gas streams flowing into KMIGT. Natural gas liquids processed by the Casper plant are sold into local markets consisting primarily of retail propane dealers and oil refiners. Natural gas liquids processed by the Douglas plant are sold to ConocoPhillips via their Powder River natural gas liquids pipeline for either ultimate consumption at the Borger refinery or for further disposition to the natural gas liquids trading hubs located in Conway, Kansas and Mont Belvieu, Texas.

Competition. Other regional facilities in the Greater Powder River Basin include the Hilight plant (80 million cubic feet per day) owned and operated by Anadarko, the Sage Creek plant (50 million cubic feet per day) owned and operated by Merit Energy, and the Rawlins plant (230 million cubic feet per day) owned and operated by El Paso. Casper and Douglas, however, are the only plants which provide straddle processing of natural gas flowing into KMIGT.

Red Cedar Gathering Company

Kinder Morgan Energy Partners owns a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994 and referred to in this report as Red Cedar. The remaining 51% interest in Red Cedar is owned by the

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

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

Thunder Creek’s operations are a combination of mainline and low pressure gathering assets. The mainline assets include 125 miles of mainline pipeline, 230 miles of high and low pressure laterals, 26,635 horsepower of mainline compression and carbon dioxide removal facilities consisting of a 220 million cubic feet per day carbon dioxide treating plant complete with dehydration. The mainline assets receive gas from 53 receipt points and can deliver treated gas to seven delivery points including Colorado Interstate Gas, Wyoming Interstate Gas Company, KMIGT and three power plants. The low pressure gathering assets include five systems consisting of 194 miles of gathering pipeline and 35,329 horsepower of field compression.

CO2 – KMP

The CO2 – KMP segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, referred to in this report as KMCO2. Carbon dioxide is used in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields. KMCO2’s carbon dioxide pipelines and related assets allow Kinder Morgan Energy Partners to market a complete package of carbon dioxide supply, transportation and technical expertise to the customer. Together, the CO2 –KMP business segment produces, transports and markets carbon dioxide for use in enhanced oil recovery operations. Kinder Morgan Energy Partners also holds ownership interests in several oil-producing fields and owns a 450-mile crude oil pipeline, all located in the Permian Basin region of West Texas.

Carbon Dioxide Reserves

Kinder Morgan Energy Partners owns approximately 45% of, and operates, the McElmo Dome unit in Colorado, which contains more than nine trillion cubic feet of recoverable carbon dioxide. Deliverability and compression capacity exceeds one billion cubic feet per day. Kinder Morgan Energy partners is currently installing facilities and drilling 8 wells to increase the production capacity from McElmo Dome by approximately 200 million cubic feet per day. Kinder Morgan Energy Partners also owns approximately 11% of the Bravo Dome unit in New Mexico, which contains more than one trillion cubic feet of recoverable carbon dioxide and produces approximately 290 million cubic feet per day.

Kinder Morgan Energy Partners also owns approximately 88% of the Doe Canyon Deep unit in Colorado, which contains more than 1.5 trillion cubic feet of carbon dioxide. Kinder Morgan Energy Partners has installed facilities and drilled six wells that began to produce approximately 100 million cubic feet per day of carbon dioxide beginning in January 2008.

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

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Carbon Company, which gathers waste carbon dioxide from natural gas production in the Val Verde Basin of West Texas. There is no assurance that new carbon dioxide sources will not be discovered or developed, which could compete with Kinder Morgan Energy Partners or that new methodologies for enhanced oil recovery will not replace carbon dioxide flooding.

Carbon Dioxide Pipelines

As a result of its 50% ownership interest in Cortez Pipeline Company, Kinder Morgan Energy Partners owns a 50% equity interest in and operates the approximate 500-mile, Cortez pipeline. The pipeline carries carbon dioxide from the McElmo Dome and Doe Canyon source fields near Cortez, Colorado to the Denver City, Texas hub. The Cortez pipeline currently transports over one billion cubic feet of carbon dioxide per day, including approximately 99% of the carbon dioxide transported downstream on the Central Basin pipeline and the Centerline pipeline. The tariffs charged by Cortez Pipeline are not regulated.

Kinder Morgan Energy Partners’ Central Basin pipeline consists of approximately 143 miles of pipe and 177 miles of lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas, with a throughput capacity of 600 million cubic feet per day. At its origination point in Denver City, the Central Basin pipeline interconnects with all three major carbon dioxide supply pipelines from Colorado and New Mexico, namely the Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines (operated by Oxy Permian). Central Basin’s mainline terminates near McCamey where it interconnects with the Canyon Reef Carriers pipeline and the Pecos pipeline. The tariffs charged by the Central Basin pipeline are not regulated.

Kinder Morgan Energy Partners’ Centerline pipeline consists of approximately 113 miles of pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas. The pipeline has a capacity of 300 million cubic feet per day. The tariffs charged by the Centerline pipeline are not regulated.

Kinder Morgan Energy Partners owns a 13% undivided interest in the 218-mile Bravo pipeline, which delivers CO2 from the Bravo Dome source field in northeast New Mexico to the Denver City hub and has a capacity of more than 350 million cubic feet per day. Tariffs on the Bravo pipeline are not regulated.

In addition, Kinder Morgan Energy Partners owns approximately 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline. The Canyon Reef Carriers pipeline extends 139 miles from McCamey, Texas, to the SACROC unit. The pipeline has a capacity of approximately 290 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units. The Pecos pipeline is a 25-mile pipeline that runs from McCamey to Iraan, Texas. It has a capacity of approximately 120 million cubic feet per day of carbon dioxide and makes deliveries to the Yates unit. The tariffs charged on the Canyon Reef Carriers and Pecos pipelines are not regulated.

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

Oil Acreage and Wells

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

The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology. The field is comprised of approximately 56,000 acres located in the Permian Basin in Scurry County, Texas. SACROC was discovered in 1948 and has produced over 1.29 billion barrels of oil since inception. It is estimated that SACROC originally held approximately 2.7 billion barrels of oil. We have expanded the development of the carbon dioxide project initiated by the previous owners and increased production over the last several years. The Yates unit is also one of the largest oil fields ever discovered in the United States. It is estimated that it originally held more than five billion barrels of oil, of which about 29% has been produced. The field, discovered in 1926, is comprised of approximately 26,000 acres located about 90 miles south of Midland, Texas.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

As of December 2007, the SACROC unit had 391 producing wells, and the purchased carbon dioxide injection rate was 211 million cubic feet per day, down from an average of 247 million cubic feet per day as of December 2006. The average oil production rate for 2007 was approximately 27,600 barrels of oil per day, down from an average of approximately 30,800 barrels of oil per day during 2006. The average natural gas liquids production rate (net of the processing plant share) for 2007 was approximately 6,300 barrels per day, an increase from an average of approximately 5,700 barrels per day during 2006.

Kinder Morgan Energy Partners’ plan has been to increase the production rate and ultimate oil recovery from Yates by combining horizontal drilling with carbon dioxide injection to ensure a relatively steady production profile over the next several years. Kinder Morgan Energy Partners is implementing its plan and as of December 2007, the Yates unit was producing about 27,600 barrels of oil per day. As of December 2006, the Yates unit was producing approximately 27,200 barrels of oil per day. Unlike operations at SACROC, where carbon dioxide and water is used to drive oil to the producing wells, Kinder Morgan Energy Partners is using carbon dioxide injection to replace nitrogen injection at Yates in order to enhance the gravity drainage process, as well as to maintain reservoir pressure. The differences in geology and reservoir mechanics between the two fields mean that substantially less capital will be needed to develop the reserves at Yates than is required at SACROC.

Kinder Morgan Energy Partners also operates and owns an approximate 65% gross working interest in the Claytonville oil field unit located in Fisher County, Texas. The Claytonville unit is located nearly 30 miles east of the SACROC unit in the Permian Basin of West Texas and is currently producing approximately 230 barrels of oil per day. Kinder Morgan Energy Partners is presently evaluating operating and subsurface technical data from the Claytonville unit to further assess redevelopment opportunities including carbon dioxide flood operations.

Kinder Morgan Energy Partners also operates and owns working interests in the Katz CB Long unit, the Katz Southwest River unit and Katz East River unit. The Katz field is located in the Permian Basin area of West Texas and, as of December 2007, was producing approximately 400 barrels of oil equivalent per day. Kinder Morgan Energy Partners is presently evaluating operating and subsurface technical data to further assess redevelopment opportunities for the Katz field including the potential for carbon dioxide flood operations.

The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which Kinder Morgan Energy Partners owns interests as of December 31, 2007. When used with respect to acres or wells, gross refers to the total acres or wells in which Kinder Morgan Energy Partners has a working interest; net refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by Kinder Morgan Energy Partners:

	Productive Wells[1]		Service Wells[2]		Drilling Wells[3]
	Gross	Net	Gross	Net	Gross	Net
Crude Oil	2,463	1,587	1,066	789	2	2
Natural Gas	8	4	-	-	─	─
Total Wells	2,471	1,591	1,066	789	2	2
__________
[1]	Includes active wells and wells temporarily shut-in. As of December 31, 2007, Kinder Morgan Energy Partners did not operate any productive wells with multiple completions.
[2]
Consists of injection, water supply, disposal wells and service wells temporarily shut-in. A disposal well is used for disposal of saltwater into an underground formation; a service well is a well drilled in a known oil field in order to inject liquids that enhance recovery or dispose of salt water.

[3]	Consists of development wells in the process of being drilled as of December 31, 2007. A development well is a well drilled in an already discovered oil field.

The oil and gas producing fields in which Kinder Morgan Energy Partners owns interests are located in the Permian Basin area of West Texas. The following table reflects Kinder Morgan Energy Partners’ net productive and dry wells that were completed in each of the three years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Productive
Development	31	37	42
Exploratory	-	-	-
Dry
Development	-	-	-
Exploratory	-	-	-
Total Wells	31	37	42
__________

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Notes:
The above table includes wells that were completed during each year regardless of the year in which drilling was initiated, and does not include any wells where drilling operations were not completed as of the end of the applicable year. Development wells include wells drilled in the proved area of an oil or gas reservoir.

The following table reflects the developed and undeveloped oil and gas acreage that Kinder Morgan Energy Partners held as of December 31, 2007:

	Gross	Net
Developed Acres	72,435	67,731
Undeveloped Acres	8,788	8,129
Total	81,223	75,860

Operating Statistics

Operating statistics from Kinder Morgan Energy Partners’ oil and gas producing activities for each of the years 2007, 2006 and 2005 are shown in the following table:

Results of Operations for Oil and Gas Producing Activities – Unit Prices and Costs

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Consolidated Companies[1]
Production Costs per Barrel of Oil Equivalent[2,3,4]	$17.00	$15.15	$13.30	$10.00
Crude Oil Production (MBbl/d)	34.9	36.6	37.8	37.9
Natural Gas Liquids Production (MBbl/d)[4]	5.4	5.6	5.0	5.3
Natural Gas liquids Production from Gas Plants(MBbl/d)[5]	4.2	4.1	3.9	4.1
Total Natural Gas Liquids Production(MBbl/d)	9.6	9.7	8.9	9.4
Natural Gas Production (MMcf/d)[4,6]	0.8	0.8	1.3	3.7
Natural Gas Production from Gas Plants(MMcf/d)[5,6]	0.3	0.2	0.3	3.1
Total Natural Gas Production(MMcf/d)[6]	1.1	1.0	1.6	6.8
Average Sales Prices Including Hedge Gains/Losses:
Crude Oil Price per Bbl[7]	$36.80	$35.03	$31.42	$27.36
Natural Gas Liquids Price per Bbl[7]	$57.78	$44.55	$43.52	$38.79
Natural Gas Price per Mcf[8]	$5.86	$6.41	$6.36	$5.84
Total Natural Gas Liquids Price per Bbl[5]	$58.55	$45.04	$43.90	$38.98
Total Natural Gas Price per Mcf[5]	$5.65	$6.27	$7.02	$5.80
Average Sales Prices Excluding Hedge Gains/Losses:
Crude Oil Price per Bbl[7]	$78.65	$57.43	$63.27	$54.45
Natural Gas Liquids Price per Bbl[7]	$57.78	$44.55	$43.52	$38.79
Natural Gas Price per Mcf[8]	$5.86	$6.41	$6.36	$5.84
____________
[1]	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
[2]
Computed using production costs, excluding transportation costs, as defined by the Securities and Exchange Commisson. Natural gas volumes were converted to barrels of oil equivalent (BOE) using a conversion factor of six mcf of natural gas to one barrel of oil.

[3]
Production costs include labor, repairs and maintenance, materials, supplies, fuel and power, property taxes, severance taxes, and general and administrative expenses directly related to oil and gas producing activities.

[4]	Includes only production attributable to leasehold ownership.
[5]	Includes production attributable to Kinder Morgan Energy Partners’ ownership in processing plants and third-party processing agreements.
[6]	Excludes natural gas production used as fuel.
[7]	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
[8]	Natural gas sales were not hedged.

See Supplemental Information on Oil and Gas Producing Activities (Unaudited) to our consolidated financial statements included in this report for additional information with respect to operating statistics and supplemental information on Kinder Morgan Energy Partners’ oil and gas producing activities.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Gas and Gasoline Plant Interests

Kinder Morgan Energy Partners operates and owns an approximate 22% working interest plus an additional 28% net profits interest in the Snyder gasoline plant. Kinder Morgan Energy Partners also operates and owns a 51% ownership interest in the Diamond M gas plant and a 100% ownership interest in the North Snyder plant, all of which are located in the Permian Basin of West Texas. The Snyder gasoline plant processes gas produced from the SACROC unit and neighboring carbon dioxide projects, specifically the Sharon Ridge and Cogdell units, all of which are located in the Permian Basin area of West Texas. The Diamond M and the North Snyder plants contract with the Snyder plant to process gas. Production of natural gas liquids at the Snyder gasoline plant as of December 2007 was approximately 15,500 barrels per day, as compared to 15,000 barrels per day as of December 2006.

Crude Oil Pipeline

Kinder Morgan Energy Partners owns the Kinder Morgan Wink Pipeline, a 450-mile Texas intrastate crude oil pipeline system consisting of three mainline sections, two gathering systems and numerous truck delivery stations. The segment that runs from Wink to El Paso has a total capacity of 130,000 barrels of crude oil per day. The pipeline allows Kinder Morgan Energy Partners to better manage crude oil deliveries from its oil field interests in West Texas, and Kinder Morgan Energy Partners has entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western’s 120,000 barrel per day refinery in El Paso. The 20-inch pipeline segment transported approximately 119,000 barrels of oil per day in 2007. The Kinder Morgan Wink Pipeline is regulated by both the FERC and the Texas Railroad Commission.

Terminals – KMP

The Terminals – KMP segment includes the operations of Kinder Morgan Energy Partners’ petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines – KMP segment) and all of Kinder Morgan Energy Partners’ coal, petroleum coke, fertilizer, steel, ores and dry-bulk material services, including all transload, engineering, conveying and other in-plant services. Combined, the segment is composed of approximately 100 owned or operated liquids and bulk terminal facilities, and more than 45 rail transloading and materials handling facilities located throughout the United States, Canada and the Netherlands. In 2007, the number of customers from whom the Terminals – KMP segment received more than $0.1 million of revenue was approximately 650.

Liquids Terminals

The liquids terminal operations primarily store refined petroleum products, petrochemicals, industrial chemicals and vegetable oil products in aboveground storage tanks and transfer products to and from pipelines, vessels, tank trucks, tank barges, and tank railcars. Combined, the liquids terminal facilities possess liquids storage capacity of approximately 47.5 million barrels, and in 2007, these terminals handled approximately 557 million barrels of petroleum, chemicals and vegetable oil products.

In September 2006, Kinder Morgan Energy Partners announced major expansions at its Pasadena and Galena Park, Texas terminal facilities. The expansions will provide additional infrastructure to help meet the growing need for refined petroleum products storage capacity along the Gulf Coast. The investment of approximately $195 million includes the construction of the following: (i) new storage tanks at both the Pasadena and Galena Park terminals; (ii) an additional cross-channel pipeline to increase the connectivity between the two terminals; (iii) a new ship dock at Galena Park; and (iv) an additional loading bay at the fully automated truck loading rack located at the Pasadena terminal. The expansions are supported by long-term customer commitments and will result in approximately 3.4 million barrels of additional tank storage capacity at the two terminals. Construction began in October 2006, and all of the projects are expected to be completed by the spring of 2008, with the exception of the Galena Park ship dock, which is now scheduled to be in-service by the third quarter of 2008.

At Perth Amboy, New Jersey, Kinder Morgan Energy Partners completed construction and placed into service nine new storage tanks with a capacity of 1.4 million barrels for gasoline, diesel and jet fuel. These tanks have been leased on a long-term basis to two customers. Kinder Morgan Energy Partners’ total investment in these facilities was approximately $69 million.

In June 2006, Kinder Morgan Energy Partners announced the construction of a new crude oil tank farm located in Edmonton, Alberta, Canada, and long-term contracts with customers for all of the available capacity at the facility. Situated on approximately 24 acres, the new storage facility will have nine tanks with a combined storage capacity of approximately 2.2 million barrels for crude oil. Service is expected to begin in the first quarter of 2008, and when completed, the tank farm will serve as a premier blending and storage hub for Canadian crude oil. Originally estimated at $115 million, due primarily to additional labor costs, total investment in this tank farm is projected to be $162 million on a constant U.S. dollar basis. The tank farm will have access to more than 20 incoming pipelines and several major outbound systems, including a connection with the Trans Mountain pipeline system, which currently transports up to 260,000 barrels per day of heavy crude oil and

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

refined products from Edmonton to marketing terminals and refineries located in the greater Vancouver, British Columbia area and Puget Sound in Washington state.

Competition. Kinder Morgan Energy Partners is one of the largest independent operators of liquids terminals in North America. Its primary competitors are IMTT, Magellan, Morgan Stanley, NuStar, Oil Tanking, Teppco and Vopak.

Bulk Terminals

Kinder Morgan Energy Partners’ bulk terminal operations primarily involve dry-bulk material handling services; however, Kinder Morgan Energy Partners also provides conveyor manufacturing and installation, engineering and design services and in-plant services covering material handling, conveying, maintenance and repair, railcar switching and miscellaneous marine services. Combined, Kinder Morgan Energy Partners’ dry-bulk and material transloading facilities handled approximately 87.1 million tons of coal, petroleum coke, fertilizers, steel, ores and other dry-bulk materials in 2007. Kinder Morgan Energy Partners owns or operates approximately 93 dry-bulk terminals in the United States, Canada and the Netherlands.

In May 2007, Kinder Morgan Energy Partners purchased certain buildings and equipment and completed a 40-year agreement to operate Vancouver Wharves, a bulk marine terminal located at the entrance to the Port of Vancouver, British Columbia. The facility consists of five vessel berths situated on a 139-acre site, extensive rail infrastructure, dry-bulk and liquid storage, and material handling systems, which allow the terminal to handle over 3.5 million tons of cargo annually. Vancouver Wharves has access to three major rail carriers connecting to shippers in western and central Canada and the U.S. Pacific Northwest. Vancouver Wharves offers a variety of inbound, outbound and value-added services for mineral concentrates, wood products, agri-products and sulfur. In addition to the aggregate consideration of approximately $57.2 million ($38.8 million in cash and the assumption of $18.4 million of assumed liabilities) paid for this facility, Kinder Morgan Energy Partners plans to invest an additional $46 million at Vancouver Wharves over the next two years to upgrade and relocate certain rail track and transloading systems, buildings and a shiploader.

Effective September 1, 2007, Kinder Morgan Energy Partners purchased the assets of Marine Terminals, Inc. for an aggregate consideration of approximately $101.5 million. Combined, the assets handle approximately 13.5 million tons of alloys and steel products annually from five facilities located in the southeastern United States. These strategically located terminals provide handling, processing, harboring and warehousing services primarily to Nucor Corporation, one of the largest steel and steel products companies in the world, under long-term contracts.

Competition. Kinder Morgan Energy Partners’ bulk terminals compete with numerous independent terminal operators, other terminals owned by oil companies, stevedoring companies and other industrials opting not to outsource terminal services. Many of Kinder Morgan Energy Partners’ bulk terminals were constructed pursuant to long-term contracts for specific customers. As a result, we believe other terminal operators would face a significant disadvantage in competing for this business.

Materials Services (rail transloading)

Kinder Morgan Energy Partners’ materials services operations include rail or truck transloading at 45 owned and non-owned facilities. The Burlington Northern Santa Fe, CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for these terminal facilities. Approximately 50% of the products handled are liquids, including an entire spectrum of liquid chemicals, and 50% are dry-bulk products. Many of the facilities are equipped for bi-modal operation (rail-to-truck, and truck-to-rail) or connect via pipeline to storage facilities. Several facilities provide railcar storage services. Kinder Morgan Energy Partners also designs and builds transloading facilities, performs inventory management services, and provides value-added services such as blending, heating and sparging. In 2007, the materials services operations handled approximately 347,000 railcars.

Competition.  Kinder Morgan Energy Partners’ material services operations compete with a variety of national transload and terminal operators across the United States, including Savage Services, Watco and Bulk Plus Logistics. Additionally, single or multi-site terminal operators are often entrenched in the network of Class 1 rail carriers.

Trans Mountain – KMP

Kinder Morgan Energy Partners’ Trans Mountain common carrier pipeline system originates at Edmonton, Alberta and transports crude oil and refined petroleum to destinations in the interior and on the west coast of British Columbia. A connecting pipeline owned by Kinder Morgan Energy Partners delivers petroleum to refineries in the state of Washington.

Trans Mountain’s pipeline is 715 miles in length. The capacity of the line out of Edmonton ranges from 260,000 barrels per day when heavy crude represents 20% of the total throughput to 300,000 barrels per day with no heavy crude. The pipeline system utilizes 21 pump stations controlled by a centralized computer control system.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Trans Mountain also operates a 5.3 mile spur line from its Sumas Pump Station to the U.S. – Canada international border where it connects with a 63-mile pipeline system owned and operated by Kinder Morgan Energy Partners. The pipeline system in Washington State has a sustainable throughput capacity of approximately 135,000 barrels per day when heavy crude represents approximately 25% of throughput and connects to four refineries located in northwestern Washington State. The volumes of petroleum shipped to Washington State fluctuate in response to the price levels of Canadian crude oil in relation to petroleum produced in Alaska and other offshore sources.

In 2007, deliveries on Trans Mountain averaged 258,540 barrels per day. This was an increase of 13% from average 2006 deliveries of 229,369 barrels per day. In April 2007, Kinder Morgan Energy Partners commissioned ten new pump stations that boosted capacity on Trans Mountain from 225,000 to approximately 260,000 barrels per day. The crude oil and refined petroleum transported through Trans Mountain’s pipeline system originates in Alberta and British Columbia. The refined and partially refined petroleum transported to Kamloops, British Columbia and Vancouver originates from oil refineries located in Edmonton. Petroleum products delivered through Trans Mountain’s pipeline system are used in markets in British Columbia, Washington State and elsewhere.

Overall Alberta crude oil supply has been increasing steadily over the past few years as a result of significant oilsands development with projects led by Shell Canada, Suncor Energy and Syncrude Canada. Further development is expected to continue into the future with expansions to existing oilsands production facilities as well as with new projects. In its moderate growth case, the Canadian Association of Petroleum Producers (“CAPP”) forecasts western Canadian crude oil production to increase by over 1.6 million barrels per day by 2015. This increasing supply will likely result in constrained export pipeline capacity from western Canada, which supports Trans Mountain’s view that both the demand for transportation services provided by Trans Mountain’s pipeline and the supply of crude oil will remain strong for the foreseeable future.

Shipments of refined petroleum represent a significant portion of Trans Mountain’s throughput. In 2007, shipments of refined petroleum and iso-octane represented 25% of throughput, as compared with 28% in 2006.

Regulation

Interstate Common Carrier Pipeline Rate Regulation – U.S. Operations

Some of our pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act, or ICA. The ICA requires that we maintain our tariffs on file with the FERC, which tariffs set forth the rates we charge for providing transportation services on our interstate common carrier pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that such rates on interstate common carrier pipelines be “just and reasonable” and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

On October 24, 1992, Congress passed the Energy Policy Act of 1992. The Energy Policy Act deemed petroleum products pipeline tariff rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable or “grandfathered” under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. The rates Kinder Morgan Energy Partners charged for transportation service on its Cypress Pipeline were not suspended or subject to protest or complaint during the relevant 365-day period established by the Energy Policy Act. For this reason, we believe these rates should be grandfathered under the Energy Policy Act. Certain rates on Kinder Morgan Energy Partners’ Pacific operations’ pipeline system were subject to protest during the 365-day period established by the Energy Policy Act. Accordingly, certain of the Pacific pipelines’ rates have been, and continue to be, subject to complaints with the FERC, as is more fully described in Note 17 of the accompanying Notes to Consolidated Financial Statements.

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

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

Common Carrier Pipeline Rate Regulation – Canadian Operations

The Canadian portion of our crude oil and refined petroleum products pipeline systems is under the regulatory jurisdiction of Canada’s National Energy Board, referred to in this report as the NEB. The National Energy Board Act gives the NEB power to authorize pipeline construction and to establish tolls and conditions of service.

Trans Mountain – KMP

In November 2004, Trans Mountain entered into negotiations with the Canadian Association of Petroleum Producers and principal shippers for a new incentive toll settlement to be effective for the period starting January 1, 2006 and ending December 31, 2010. In January 2006, Trans Mountain reached agreement in principle, which was reduced to a memorandum of understanding for the 2006 toll settlement. A final agreement was reached with the Canadian Association of Petroleum Producers in October 2006 and NEB approval was received in November 2006.

The 2006 toll settlement incorporates an incentive toll mechanism that is intended to provide Trans Mountain with the opportunity to earn a return on equity greater than that calculated using the formula established by the NEB. In return for this opportunity, Trans Mountain has agreed to assume certain risks and provide cost certainty in certain areas. Part of the incentive toll mechanism specifies that Trans Mountain is allowed to keep 75% of the net revenue generated by throughput in excess of 92.5% of the capacity of the pipeline. The 2006 incentive toll settlement provides for base tolls which will, other than recalculation or adjustment in certain specified circumstances, remain in effect for the five-year period. The toll settlement also governs the financial arrangements for the approximately C$638 million expansions to Trans Mountain that will add 75,000 barrels per day of incremental capacity to the system by late 2008. The toll charged for the portion of Trans Mountain’s pipeline system located in the United States falls under the jurisdiction of the FERC.  See “Interstate Common Carrier Pipeline Rate Regulation – U.S. Operations” preceding.

Express Pipeline System

The Canadian segment of the Express Pipeline is regulated by the NEB as a Group 2 pipeline, which results in rates and terms of service being regulated on a complaint basis only. Express committed rates are subject to a 2% inflation adjustment April 1 of each year. The U.S. segment of the Express Pipeline and the Platte Pipeline are regulated by the FERC. See “Interstate Common Carrier Pipeline Rate Regulation – U.S. Operations.”

Additionally, movements on the Platte Pipeline within the State of Wyoming are regulated by the Wyoming Public Service Commission (“WPSC”), which regulates the tariffs and terms of service of public utilities that operate in the State of Wyoming. The WPSC standards applicable to rates are similar to those of the FERC and the NEB.

Interstate Natural Gas Transportation and Storage Regulation

Both the performance of and rates charged by companies performing interstate natural gas transportation and storage services are regulated by the FERC under the Natural Gas Act of 1938 and, to a lesser extent, the Natural Gas Policy Act of 1978. Beginning in the mid-1980’s, the FERC initiated a number of regulatory changes intended to create a more competitive environment in the natural gas marketplace. Among the most important of these changes were:

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

Natural gas pipelines must now separately state the applicable rates for each unbundled service they provide (i.e., for the natural gas commodity, transportation and storage). Order 636 contains a number of procedures designed to increase competition in the interstate natural gas industry, including (i) requiring the unbundling of sales services from other services; (ii) permitting holders of firm capacity on interstate natural gas pipelines to release all or a part of their capacity for resale by the pipeline; and (iii) the issuance of blanket sales certificates to interstate pipelines for unbundled services. Order 636 has been affirmed in all material respects upon judicial review, and our own FERC orders approving our unbundling plans are final and not subject to any pending judicial review.

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

On November 25, 2003, the FERC issued Order No. 2004, adopting revised Standards of Conduct that apply uniformly to interstate natural gas pipelines and public utilities. In light of the changing structure of the energy industry, these Standards of Conduct govern relationships between regulated interstate natural gas pipelines and all of their energy affiliates. These new Standards of Conduct were designed to eliminate the loophole in the previous regulations that did not cover an interstate natural gas pipeline’s relationship with energy affiliates that are not marketers. The rule is designed to prevent interstate natural gas pipelines from giving an undue preference to any of their energy affiliates and to ensure that transmission is provided on a nondiscriminatory basis. In addition, unlike the prior regulations, these requirements apply even if the energy affiliate is not a customer of its affiliated interstate pipeline. Our interstate natural gas pipelines are in compliance with these Standards of Conduct.

On November 17, 2006, the D.C. Circuit vacated Order No. 2004, as applied to natural gas pipelines, and remanded the Order back to the FERC. On January 9, 2007, the FERC issued an interim rule regarding standards of conduct in Order No. 690 to be effective immediately. The interim rule repromulgated the standards of conduct that were not challenged before the court. On January 18, 2007, the FERC issued a notice of proposed rulemaking soliciting comments on whether or not the interim rule should be made permanent for natural gas transmission providers. Please refer to Note 16 of the accompanying Notes to Consolidated Financial Statements for additional information regarding FERC Order No. 2004 and other Standards of Conduct rulemaking.

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

California Public Utilities Commission Rate Regulation

The intrastate common carrier operations of our Pacific operations’ pipelines in California are subject to regulation by the California Public Utilities Commission, referred to in this report as the CPUC, under a “depreciated book plant” methodology, which is based on an original cost measure of investment. Intrastate tariffs filed by us with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the California intrastate portion of our Pacific operations’ business. Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. A variety of factors can affect the rates of return permitted by the CPUC, and certain other issues similar to those which have arisen with respect to our FERC regulated rates could also arise with respect to our intrastate rates. Certain of our Pacific operations’ pipeline rates have been, and continue to be, subject to complaints with the CPUC, as is more fully described in Note 17 of the accompanying Notes to Consolidated Financial Statements.

Texas Railroad Commission Rate Regulation

The intrastate common carrier operations of our natural gas and crude oil pipelines in Texas are subject to certain regulation with respect to such intrastate transportation by the Texas Railroad Commission. Although the Texas Railroad Commission has the authority to regulate our rates, the Commission has generally not investigated the rates or practices of our intrastate pipelines in the absence of shipper complaints.

Safety Regulation

Our interstate pipelines are subject to regulation by the United States Department of Transportation, referred to in this report as U.S. DOT, and our intrastate pipelines and other operations are subject to comparable state regulations with respect to their design, installation, testing, construction, operation, replacement and management. Comparable regulation exists in some states in which we conduct pipeline operations. In addition, our truck and terminal loading facilities are subject to U.S. DOT regulations dealing with the transportation of hazardous materials by motor vehicles and railcars. We believe that we are in substantial compliance with U.S. DOT and comparable state regulations.

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

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

We are also subject to the requirements of the Federal Occupational Safety and Health Act and other comparable federal and state statutes. We believe that we are in substantial compliance with Federal OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to hazardous substances.

In general, we expect to increase expenditures in the future to comply with higher industry and regulatory safety standards. Some of these changes, such as U.S. DOT implementation of additional hydrostatic testing requirements, could significantly increase the amount of these expenditures. Such increases in our expenditures cannot be accurately estimated at this time.

State and Local Regulation

Our activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, pollution, protection of the environment, and safety.

Environmental Matters

Our operations are subject to federal, state and local, and some foreign laws and regulations governing the release of regulated materials into the environment or otherwise relating to environmental protection or human health or safety. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

We accrue liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. We have accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency has identified us as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could mitigate our actual joint and several liability exposures. Although no assurance can be given, we believe that the ultimate resolution of all these environmental matters will not have a material adverse effect on our business, financial position or results of operations. We have accrued an environmental reserve in the amount of $102.6 million as of December 31, 2007. Our reserve estimates range in value from approximately $102.6 million to approximately $159.6 million, and we recorded our liability equal to the low end of the range, as we did not identify any amounts within the range as a better estimate of the liability. In addition, we have recorded a receivable of $38.0 million for expected cost recoveries that have been deemed probable. For additional information related to environmental matters, see Note 17 of the accompanying Notes to Consolidated Financial Statements.

Solid Waste

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

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act, also known as the “Superfund” law or “CERCLA,” and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of “potentially responsible persons” for releases of “hazardous substances” into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA authorizes the U.S. EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, in addition to compensation for natural resource damages, if any. Although “petroleum” is excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations, we have and will generate materials that may fall within the definition of “hazardous substance.” By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to compensation for natural resource damages, if any.

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

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

by state and local regulatory authorities, we may be required to incur certain capital and operating expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

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

Other

Amounts we spent during 2007, 2006 and 2005 on research and development activities were not material. We employed approximately 7,600 full-time people at December 31, 2007, including employees of our indirect subsidiary KMGP Services Company, Inc., who are dedicated to the operations of Kinder Morgan Energy Partners, and employees of Kinder Morgan Canada Inc. Approximately 920 full-time hourly personnel at certain terminals and pipelines are represented by labor unions under collective bargaining agreements that expire between 2008 and 2012. KMGP Services Company, Inc., Knight Inc. and Kinder Morgan Canada Inc. each consider relations with their employees to be good. For more information on our related party transactions, see Note 1(S) of the accompanying Notes to Consolidated Financial Statements.

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

We believe that we have generally satisfactory title to the properties we own and use in our businesses, subject to liens on the assets of Knight Inc. and its subsidiaries (excluding Kinder Morgan Energy Partners and its subsidiaries) incurred in connection with the financing of the Going Private transaction, liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests in those properties or the use of such properties in our businesses. We generally do not own the land on which our pipelines are constructed. Instead, we obtain the right to construct and operate the pipelines on other people’s land for a period of time. Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of such property. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in

Items 1. and 2. Business and Properties. (continued)	Knight Form 10-K

substantially all such cases, signatures of the owners of majority interests have been obtained. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor, or, the pipeline may be required to move its facilities at its own expense. Permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. Some such permits require annual or other periodic payments. In a few minor cases, property for pipeline purposes was purchased in fee.

(D) Financial Information about Geographic Areas

Note 15 of the accompanying Notes to Consolidated Financial Statements contains financial information about the geographic areas in which we do business.

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

The Going Private transaction resulted in substantially more debt to us and a downgrade of the ratings of our debt securities, which has increased our cost of capital.

In conjunction with the Going Private transaction, Knight Inc. incurred approximately $4.8 billion in additional debt. Moody’s Investor Services and Standard & Poor’s Rating Services downgraded the ratings assigned to Knight Inc.’s senior unsecured debt to BB- and Ba2, respectively. Upon the recent 80% ownership interest sale of our NGPL business segment, Standard & Poor’s Rating Service upgraded Knight Inc.’s senior unsecured debt to BB. Knight Inc. no longer has access to the commercial paper market and is currently utilizing its $1.0 billion revolving credit facility for its short-term borrowing needs.

Our substantially increased debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As a result of the Going Private transaction, we have significantly more debt outstanding and significantly higher debt service requirements than in the recent past. As of December 31, 2007, we had outstanding approximately $16.1 billion of consolidated debt (excluding Value of Interest Rate Swaps). Of this amount, $9.0 billion was debt owed by Knight Inc. and its subsidiaries, excluding Kinder Morgan Energy Partners and its subsidiaries, and is currently secured by most of our assets (other than those of Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, Kinder Morgan Management and their respective subsidiaries).

Our increased level of debt could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make payments on our debt;

•	placing us at a competitive disadvantage compared to competitors with less debt; and

•	increasing our vulnerability to adverse economic and industry conditions.

Each of these factors is to a large extent dependent on economic, financial, competitive and other factors beyond our control.

Item 1A. Risk Factors. (continued)	Knight Inc. Form 10-K

Our large amount of floating rate debt makes us vulnerable to increases in interest rates.

As of December 31, 2007, we had outstanding approximately $16.1 billion of consolidated debt. Of this amount, excluding debt of Kinder Morgan Energy Partners that is consolidated with ours, approximately 53% was subject to floating interest rates, either as short-term or long-term debt of floating rate credit facilities or as long-term fixed-rate debt converted to floating rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service our debt would increase.

There is the potential for a change of control of the general partner of Kinder Morgan Energy Partners if we default on debt

We own all of the common equity of Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners. If we default on our debt, in exercising their rights as lenders, our lenders could acquire control of Kinder Morgan G.P., Inc. or otherwise influence Kinder Morgan G.P., Inc. through their control of us. While our operations provide cash independent of the dividends we receive from Kinder Morgan G.P., Inc., a change in control could materially affect our cash flow and earnings.

The tax treatment applied to Kinder Morgan Energy Partners depends on its status as a partnership for federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats it as a corporation or if it becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to its partners, including us.

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

Current law or the business of Kinder Morgan Energy Partners may change so as to cause it to be treated as a corporation for federal income tax purposes or otherwise subject it to entity-level taxation. Members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly-traded partnerships. For example, federal income tax legislation has been proposed that would eliminate partnership tax treatment for certain publicly-traded partnerships. Although the currently proposed legislation would not appear to affect Kinder Morgan Energy Partners, L.P.’s tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of our interest in Kinder Morgan Energy Partners.

In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, Kinder Morgan Energy Partners is now subject to a new entity-level tax on the portion of its total revenue that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of its total revenue that is apportioned to Texas. Imposition of such a tax on Kinder Morgan Energy Partners by Texas, or any other state, will reduce its cash available for distribution to its partners, including us.

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

Item 1A. Risk Factors. (continued)	Knight Inc. Form 10-K

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

Because Kinder Morgan Energy Partners cannot match transferors and transferees of common units, it is required to maintain the uniformity of the economic and tax characteristics of these units in the hands of the purchasers and sellers of these units. It does so by adopting certain depreciation conventions that do not conform to all aspects of the United States Treasury regulations. A successful IRS challenge to these conventions could adversely affect the tax benefits to a unitholder of ownership of the common units and could have a negative impact on their value or result in audit adjustments to unitholders’ tax returns.

Our senior management’s attention may be diverted from our daily operations because of significant transactions following the completion of the Going Private transaction.

The investors in Knight Holdco LLC include members of our senior management. Prior to consummation of the Going Private transaction, we had publicly disclosed that several significant transactions were being considered that, if pursued, would require substantial management time and attention. As a result, our senior management’s attention may be diverted from the management of our daily operations.

Pending Federal Energy Regulatory Commission and California Public Utilities Commission proceedings seek substantial refunds and reductions in tariff rates on some of Kinder Morgan Energy Partners’ pipelines. If the proceedings are determined adversely to Kinder Morgan Energy Partners, they could have a material adverse impact on us.

Regulators and shippers on our pipelines have rights to challenge the rates we charge under certain circumstances prescribed by applicable regulations. Some shippers on Kinder Morgan Energy Partners’ pipelines have filed complaints with the Federal Energy Regulatory Commission and California Public Utilities Commission that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on Kinder Morgan Energy Partners’ Pacific operations’ pipeline system. We may face challenges, similar to those described in Note 17 of the accompanying Notes to Consolidated Financial Statements, to the rates we receive on our pipelines in the future. Any successful challenge could adversely and materially affect our future earnings and cash flows.

Rulemaking and oversight, as well as changes in regulations, by the Federal Energy Regulatory Commission or other regulatory agencies having jurisdiction over our operations could adversely impact our income and operations.

The rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for) we charge shippers on our natural gas pipeline systems are subject to regulatory approval and oversight. Furthermore, regulators and shippers on our natural gas pipelines have rights to challenge the rates shippers are charged under certain circumstances prescribed by applicable regulations. We can provide no assurance that we will not face challenges to the rates we receive on our pipeline systems in the future. Any successful challenge could materially adversely affect our future earnings and cash flows. New laws or regulations or different interpretations of existing laws or regulations applicable to our assets could have a material adverse impact on our business, financial condition and results of operations.

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

Item 1A. Risk Factors. (continued)	Knight Inc. Form 10-K

of new industry participants, such as alternative suppliers, as well as traditional pipeline competitors. Increased competition driven by regulatory changes could have a material impact on business in our markets and therefore adversely affect our financial condition and results of operations.

Energy commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect operations.

There are a variety of hazards and operating risks inherent to natural gas transmission and storage activities, and refined petroleum products and carbon dioxide transportation activities—such as leaks, explosions and mechanical problems that could result in substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, any of which also could result in substantial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. If losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

Competition could ultimately lead to lower levels of profits and adversely impact our ability to recontract for expiring transportation capacity at favorable rates.

For the seven months ended December 31, 2007, and the five months ended May 31, 2007, NGPL’s segment earnings represented approximately 49.0% and 49.8%, respectively, of our total segment earnings plus net pre-tax impact of Kinder Morgan Energy Partners. NGPL is an interstate natural gas pipeline that is a major supplier to the Chicago, Illinois area. In the past, interstate pipeline competitors of NGPL have constructed or expanded pipeline capacity into the Chicago area. To the extent that an excess of supply into this market area is created and persists, NGPL’s ability to recontract for expiring transportation capacity at favorable rates could be impaired. Contracts representing approximately 18.3% of NGPL’s total long-haul, contracted firm transport capacity as of January 31, 2008 have not been renewed and are scheduled to expire before the end of 2008.

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

We currently have several major expansion and new build projects planned or underway, including Kinder Morgan Energy Partners’ approximate $4.9 billion Rockies Express Pipeline and approximate $1.3 billion Midcontinent Express Pipeline. A variety of factors outside our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third-party contractors, has resulted in, and may continue to result in, increased costs or delays in construction. Cost overruns or delays in completing a project could have a material adverse effect on our results of operations and cash flows.

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

Part of our business strategy includes acquiring additional businesses, expanding existing assets, or constructing new facilities. If we do not successfully integrate acquisitions, expansions, or newly constructed facilities, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition, an expansion, or a completed construction project;

•	the diversion of our management’s attention from the management of daily operations;

•	difficulties in implementing or unanticipated costs of accounting, estimating, reporting and other systems;

•	difficulties in the assimilation and retention of necessary employees; and

•	potential adverse effects on operating results.

Item 1A. Risk Factors. (continued)	Knight Inc. Form 10-K

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

Our acquisition strategy and expansion programs require access to new capital. Tightened credit markets or more expensive capital would impair our ability to grow.

Part of our business strategy includes acquiring additional businesses. We may need new capital to finance these acquisitions. Limitations on our access to capital will impair our ability to execute this strategy. We normally fund acquisitions with short-term debt and repay such debt through the issuance of equity and long-term debt. An inability to access the capital markets may result in a substantial increase in our leverage and have a detrimental impact on our credit profile.

Environmental regulation and liabilities could result in increased operating and capital costs.

Our business operations are subject to federal, state, provincial and local laws and regulations relating to environmental protection, pollution and human health and safety in the United States and Canada. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other products occurs at or from our pipelines, or at or from our storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damages, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flow. In addition, emission controls required under federal, state and provincial environmental laws could require significant capital expenditures at our facilities. The costs of environmental regulation are already significant, and additional or more stringent regulation could increase these costs or could otherwise negatively affect our business.

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

Current or future distressed financial conditions of customers could have an adverse impact on us in the event these customers are unable to pay us for the products or services we provide.

Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors. (continued)	Knight Inc. Form 10-K

The general uncertainty associated with the current world economic and political environments in which we exist may adversely impact our financial performance.

Our financial performance is impacted by overall marketplace spending and demand. We are continuing to assess the effect that terrorism would have on our businesses and in response, we have increased security with respect to our assets. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies.

Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates we believe are reasonable throughout 2008.

Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements.

Through our regulated pipeline subsidiaries, we are subject to extensive laws and regulations related to pipeline integrity. There are, for example, federal guidelines for the U.S. Department of Transportation and pipeline companies in the areas of testing, education, training and communication. Compliance with laws and regulations requires significant expenditures. We have increased our capital expenditures to address these matters and expect to significantly increase these expenditures in the foreseeable future. Additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures.

Future business development of our products pipelines is dependent on the supply of, and demand for, crude oil and other liquid hydrocarbons, particularly from the Alberta oilsands.

Our pipelines depend on production of natural gas, oil and other products in the areas serviced by our pipelines. Without reserve additions, production will decline over time as reserves are depleted and production costs may rise. Producers may shut down production at lower product prices or higher production costs, especially where the existing cost of production exceeds other extraction methodologies, such as at the Alberta oilsands. Producers in areas serviced by us may not be successful in exploring for and developing additional reserves, and the gas plants and the pipelines may not be able to maintain existing volumes of throughput. Commodity prices and tax incentives may not remain at a level which encourages producers to explore for and develop additional reserves, produce existing marginal reserves or renew transportation contracts as they expire.

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

As a result of our ownership of the Express Pipeline System and Kinder Morgan Energy Partners’ ownership of Trans Mountain, the Vancouver Wharves terminal, the Cochin pipeline system, and Kinder Morgan Energy Partners’ terminal expansion projects located in Canada, a portion of our assets, liabilities, revenues and expenses are denominated in Canadian dollars. We are a U.S. dollar reporting company. Fluctuations in the exchange rate between United States and Canadian dollars could expose us to reductions in the U.S. dollar value of our earnings and cash flows and a reduction in our stockholders’ equity under applicable accounting rules.

The future success of Kinder Morgan Energy Partners’ oil and gas development and production operations depends in part upon its ability to develop additional oil and gas reserves that are economically recoverable.

The rate of production from oil and natural gas properties declines as reserves are depleted. Without successful development activities, the reserves and revenues of the oil producing assets within Kinder Morgan Energy Partners’ CO2 business segment will decline. Kinder Morgan Energy Partners may not be able to develop or acquire additional reserves at an

Item 1A. Risk Factors. (continued)	Knight Inc. Form 10-K

acceptable cost or have necessary financing for these activities in the future. Additionally, if Kinder Morgan Energy Partners does not realize production volumes greater than, or equal to, its hedged volumes, Kinder Morgan Energy Partners will be liable to perform on hedges currently valued at greater than $1.3 billion in favor of its counter-parties.

The development of oil and gas properties involves risks that may result in a total loss of investment.

The business of developing and operating oil and gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Acquisition and development decisions generally are based on subjective judgments and assumptions that, while they may be reasonable, are by their nature speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

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

Item 1B.  Unresolved Staff Comments.

None.

Knight Form 10-K

Item 3.    Legal Proceedings.

The reader is directed to Note 17 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Knight Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Prior to the Going Private transaction, our common stock was listed for trading on the New York Stock Exchange under the symbol “KMI.” Dividends paid and the high and low sale prices per share, as reported on the New York Stock Exchange, of our common stock by quarter for the last two years are provided below.

	Market Price Per Share
	2007		2006
	Low	High	Low	High
Quarter Ended:
March 31	$104.97	$107.02	$89.13	$103.75
June 30[1]	$105.32	$108.14	$81.00	$103.00
September 30	n/a	n/a	$99.50	$105.00
December 31	n/a	n/a	$104.00	$106.20

	Dividends Paid Per Share
	2007	2006
Quarter Ended:
March 31	$0.8750	$0.8750
June 30[1]	$0.8750	$0.8750
September 30	n/a	$0.8750
December 31	n/a	$0.8750
__________
[1]	As a result of the Going Private transaction, our common stock ceased trading on May 30, 2007.

There were no sales of unregistered equity securities during the period covered by this report, and we repurchased none of our equity securities during the fourth quarter of 2007.

For information regarding our equity compensation plans, please refer to Item 12, included elsewhere herein.

Item 6.	Selected Financial Data.

Five-Year Review1
Knight Inc. and Subsidiaries

	Successor Company	Predecessor Company
	Seven Months Ended	Five Months
	December 31,	Ended	Year Ended December 31,
	2007[2]	May 31, 2007	2006[3,4]	2005[4]	2004	2003
	(In millions)	(In millions)
Operating Revenues	$6,394.7	$4,165.1	$10,208.6	$1,025.6	$877.7	$848.8
Gas Purchases and Other Costs of Sales	3,656.6	2,490.4	6,339.4	302.6	194.2	232.1
Other Operating Expenses[5,6]	1,695.3	1,469.9	2,124.0	341.7	342.5	316.5
Operating Income	1,042.8	204.8	1,745.2	381.3	341.0	300.2
Other Income and (Expenses)	(566.9)	(302.0)	(858.9)	470.0	365.2	281.5
Income (Loss) from Continuing Operations Before Income Taxes	475.9	(97.2)	886.3	851.3	706.2	581.7
Income Taxes	227.4	135.5	285.9	337.1	208.0	225.1
Income (Loss) from Continuing Operations	248.5	(232.7)	600.4	514.2	498.2	356.6
Income (Loss) from Discontinued Operations, Net of Tax[7]	(1.5)	298.6	(528.5)	40.4	23.9	25.1
Net Income	$247.0	$65.9	$71.9	$554.6	$522.1	$381.7

Capital Expenditures[8]	$1,287.0	$652.8	$1,375.6	$134.1	$103.2	$132.0
__________
[1]	Includes significant impacts from acquisitions and dispositions of assets. See Notes 4 and 5 of the accompanying Notes to Consolidated Financial Statements for additional information.

Item 6. Selected Financial Data (continued)	Knight Form 10-K

[2]	Includes significant impacts resulting from the Going Private transaction. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements for additional information.
[3]
Due to our adoption of EITF No. 04-5, effective January 1, 2006 the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our financial statements and we no longer apply the equity method of accounting to our investments in Kinder Morgan Energy Partners. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements.

[4]
Includes the results of Terasen Inc. subsequent to its November 30, 2005 acquisition by us. See Notes 4, 6 and 7 of the accompanying Notes to Consolidated Financial Statements for information regarding Terasen.

[5]	Includes charges of $1.2 million, $6.5 million, $33.5 million, and $44.5 million in 2006, 2005, 2004 and 2003, respectively, to reduce the carrying value of certain power assets.
[6]
Includes an impairment charge of $377.1 million in the five months ended May 31, 2007 relating to Kinder Morgan Energy Partners’ acquisition of Trans Mountain pipeline from Knight Inc. on April 30, 2007. See Note 1(I) of the accompanying Notes to Consolidated Financial Statements.

[7]	Includes a charge of $650.5 million in 2006 to reduce the carrying value of Terasen Inc.; see Note 6 of the accompanying Notes to Consolidated Financial Statements.
[8]	Capital Expenditures shown are for continuing operations only.

	As of December 31,

	Successor Company		Predecessor Company
	2007[1]		2006[2]		2005[3]		2004		2003
	(In millions)		(In millions, except percentages)
Total Assets	$36,101.0		$26,795.6		$17,451.6		$10,116.9		$10,036.7

Capitalization:
Common Equity[4]	$8,069.2	30%	$3,657.5	20%	$4,051.4	34%	$2,919.5	45%	$2,691.8	39%
Deferrable Interest Debentures	283.1	1%	283.6	2%	283.6	2%	283.6	4%	283.6	4%
Capital Securities	-	-	106.9	1%	107.2	1%	-	-	-	-
Minority Interests	3,314.0	13%	3,095.5	17%	1,247.3	10%	1,105.4	17%	1,010.1	15%
Outstanding Notes and Debentures[5]	14,814.6	56%	10,623.9	60%	6,286.8	53%	2,258.0	34%	2,837.5	42%
Total Capitalization	$26,480.9	100%	$17,767.4	100%	$11,976.3	100%	$6,566.5	100%	$6,823.0	100%
__________
[1]	Includes significant impacts resulting from the Going Private transaction. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements for additional information.
[2]
Due to our adoption of EITF No. 04-5, effective January 1, 2006 the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our financial statements and we no longer apply the equity method of accounting to our investments in Kinder Morgan Energy Partners. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements.

[3]	Reflects the acquisition of Terasen Inc. on November 30, 2005. See Notes 4, 6 and 7 of the accompanying Notes to Consolidated Financial Statements for information regarding this acquisition.
[4]	Excluding Accumulated Other Comprehensive Income/Loss.
[5]	Excluding the value of interest rate swaps and short-term debt. See Note 10 of the accompanying Notes to Consolidated Financial Statements.

Knight Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

We are an energy infrastructure provider through our direct ownership and operation of energy-related assets, and through our ownership interests in and operation of Kinder Morgan Energy Partners. As described in “Business Strategy” under Items 1 and 2 “Business and Properties” elsewhere in this report, our strategy and focus continues to be on ownership of fee-based energy-related assets which are core to the energy infrastructure of North America and serve growing markets. These assets tend to have relatively stable cash flows while presenting us with opportunities to expand our facilities to serve additional customers and nearby markets. We evaluate the performance of our investment in these assets using, among other measures, segment earnings before depreciation, depletion and amortization. In addition, please see “Recent Developments” under Items 1 and 2 “Business and Properties” elsewhere in this report.

On August 28, 2006, we entered into an agreement and plan of merger whereby generally each share of our common stock would be converted into the right to receive $107.50 in cash without interest. We in turn would merge with a wholly owned subsidiary of Knight Holdco LLC, a privately owned company in which Richard D. Kinder, our Chairman and Chief Executive Officer, would be a major investor. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders voted to approve the proposed merger agreement at a special meeting held on December 19, 2006. On May 30, 2007, the merger closed, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed “Knight Inc.” Additional investors in Knight Holdco LLC include the following: other senior members of our management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and of Kinder Morgan Management; our co-founder William V. Morgan; Kinder Morgan, Inc. board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC. As a result of this transaction, referred to herein as “the Going Private transaction,” (i) we are now privately owned, (ii) our stock is no longer traded on the New York Stock Exchange, and (iii) we have adopted a new basis of accounting for our assets and liabilities.

As a result of our adoption of a new basis of accounting, amounts in this discussion and analysis and in the accompanying consolidated financial statements for dates and periods prior to the closing of the Going Private transaction are labeled “Predecessor Company” (and reflect the historical basis of accounting for our assets and liabilities), while amounts for dates and periods after the closing are labeled “Successor Company” (and reflect the new basis of accounting for our assets and liabilities). In addition, solely for the purpose of providing a basis of comparing 2007 with previous years, we have provided certain full-year 2007 information that combines amounts reflecting both the historical and new basis for our assets and liabilities. Additional information on the Going Private transaction and its effect on our financial information is contained in Note 1(B) of the accompanying Notes to Consolidated Financial Statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. and its consolidated subsidiaries, including Kinder Morgan Energy Partners, L.P., both before and after the Going Private transaction. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries, a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests and whose transactions and balances are consolidated with ours beginning January 1, 2006 as discussed elsewhere herein.

In February 2007, we entered into a definitive agreement to sell our Canada-based retail natural gas distribution operations to Fortis Inc., for approximately C$3.7 billion including cash and assumed debt, and as a result of a redetermination of fair value in light of this proposed sale, we recorded an estimated goodwill impairment charge of approximately $650.5 million in the fourth quarter of 2006. This sale was completed in May 2007 (see Note 6 of the accompanying Notes to Consolidated Financial Statements). In prior periods, we referred to these operations principally as the Terasen Gas business segment. In March 2007, we entered into an agreement to sell the Corridor Pipeline System to Inter Pipeline Fund in Canada for approximately C$760 million, including debt. This sale was completed in June 2007. Inter Pipeline Fund also assumed all of the debt associated with the expansion taking place on Corridor at the time of the sale. Also in March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In December 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment at a price equivalent to a total enterprise value of approximately $5.9 billion, subject to certain adjustments (see Note 1(M)) of the accompanying Notes to Consolidated Financial Statements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

the Impairment or Disposal of Long-Lived Assets, the financial results of the Terasen Gas, Corridor and Kinder Morgan Retail operations have been reclassified to discontinued operations for all periods presented, and 80% of the assets and liabilities associated with the NGPL business segment are included in assets and liabilities held for sale captions, with the remaining 20% included in the investment caption in the accompanying Consolidated Balance Sheet at December 31, 2007. Refer to the heading “Discontinued Operations” included elsewhere in Management’s Discussion and Analysis for additional information regarding discontinued operations.

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for approximately $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington. An impairment of the Trans Mountain pipeline system was recorded in the first quarter of 2007; see Note 1(I) of the accompanying Notes to Consolidated Financial Statements.

As discussed in Note 1(B) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, effective as of January 1, 2006, Kinder Morgan Energy Partners and its consolidated subsidiaries are included as consolidated subsidiaries of Knight Inc. in our consolidated financial statements. Accordingly, their accounts, balances and results of operations are included in our consolidated financial statements for periods beginning on and after January 1, 2006, and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements pursuant to EITF 04-5, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

Our adoption of a new basis of accounting for our assets and liabilities as a result of the Going Private transaction, our adoption of EITF No. 04-5, our acquisition of Terasen Inc., the reclassification of the financial results of our retail natural gas distribution and related operations and our Corridor operations, the impairment of goodwill described above and other acquisitions and divestitures (including the transfer of certain assets to Kinder Morgan Energy Partners) discussed in Notes 1(B), 4, 5, 6, 7 and 19 of the accompanying Notes to Consolidated Financial Statements affect comparisons of our financial position and results of operations between periods.

On November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale occurred on January 25, 2008, effective January 1, 2008, and we received net proceeds of $63.1 million.

To convert December 31, 2007 and 2006 balances denominated in Canadian dollars to U.S. dollars, we used the December 31, 2007 and 2006 Bank of Canada closing exchange rate of 1.012 and 0.8581 U.S. dollars per Canadian dollar, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and contained within this report. Certain amounts included in or affecting our consolidated financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In preparing our consolidated financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the effective income tax rate to apply to our pre-tax income, deferred income tax assets, deferred income tax liabilities, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, the fair values used to allocate purchase price and to determine possible asset impairment charges, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments, environmental claims, litigation settlements or transportation rate cases, reserves for legal fees, exposures under contractual indemnifications, unbilled revenues, and various other recorded or disclosed amounts. Certain of these accounting estimates are of more significance in our financial statement preparation process than others, which policies are discussed following. Our policies and estimation

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

methodologies are generally the same in both the predecessor and successor company periods, except where explicitly discussed.

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

The recording of environmental accruals often coincides with the completion of a feasibility study or the commitment to a formal plan of action, but generally, we recognize and/or adjust our environmental liabilities following routine reviews of potential environmental issues and claims that could impact our assets or operations. These adjustments may result in increases in environmental expenses and primarily result from quarterly reviews of potential environmental issues and resulting changes in environmental liability estimates. In making these liability estimations, we consider the effect of environmental compliance, pending legal actions against us, and potential third-party liability claims. For more information on our environmental disclosures, see Note 17 of the accompanying Notes to Consolidated Financial Statements.

Legal Matters

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

As of December 31, 2007, our most significant ongoing litigation proceedings involve Kinder Morgan Energy Partners’ Pacific operations. Tariffs charged by Kinder Morgan Energy Partners’ Pacific operations’ pipeline systems are subject to certain proceedings at the Federal Energy Regulatory Commission (“FERC”) involving shippers’ complaints regarding the interstate rates, as well as practices and the jurisdictional nature of certain facilities and services. Generally, the interstate rates on Kinder Morgan Energy Partners’ Pacific operations’ pipeline systems are “grandfathered” under the Energy Policy Act of 1992 unless “substantially changed circumstances” are found to exist. To the extent “substantially changed circumstances” are found to exist, Kinder Morgan Energy Partners’ Pacific operations may be subject to substantial exposure under these FERC complaints and could, therefore, owe reparations and/or refunds to complainants as mandated by the FERC or the United States’ judicial system.  For more information on Kinder Morgan Energy Partners’ Pacific operations’ regulatory proceedings, see Note 17 to our consolidated financial statements included elsewhere in this report.

Intangible Assets

Intangible assets are those assets which provide future economic benefit but have no physical substance. We account for our intangible assets according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These accounting pronouncements introduced the concept of indefinite life intangible assets and provided that all identifiable intangible assets having indefinite useful economic lives, including goodwill, will not be subject to periodic amortization. Such assets are not to be amortized unless and until their lives are determined to be finite. Instead, the carrying amount of a recognized intangible asset with an indefinite useful life must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. For the Predecessor Company, an impairment measurement test date of January 1 of each year was selected; for the Successor Company, we expect to use an annual impairment measurement date of May 31.

As of December 31, 2007, our goodwill was $8,174.0 million. Included in this goodwill balance is $250.1 million related to the Trans Mountain – KMP business segment, which we sold to Kinder Morgan Energy Partners on April 30, 2007. This sale transaction caused us to reconsider the fair value of the Trans Mountain pipeline system in relation to its carrying value, and to make a determination as to whether the associated goodwill was impaired. As a result of our analysis, we recorded a goodwill impairment charge of $377.1 million in the first quarter of 2007.

Our remaining intangible assets, excluding goodwill, include customer relationships, contracts and agreements, technology-based assets and lease value. These intangible assets have definite lives, are being amortized on a straight-line basis over their

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

estimated useful lives, and are reported separately as “Other Intangibles, Net” in the accompanying Consolidated Balance Sheets. As of December 31, 2007 and 2006, these intangibles totaled $321.1 million and $229.5 million, respectively.

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

Hedging Activities

We engage in a hedging program that utilizes derivative contracts to mitigate (offset in whole or in part) our exposure to fluctuations in energy commodity prices, fluctuations in currency exchange rates and to balance our exposure to fixed and floating interest rates, and we believe that these hedges are generally effective in realizing these objectives. However, the accounting standards regarding hedge accounting are complex, and even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes.

According to the provisions of current accounting standards, to be considered effective, changes in the value of a derivative contract or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. A perfectly effective hedge is one in which changes in the value of the derivative contract exactly offset changes in the value of the hedged item or expected cash flow of the future transactions in reporting periods covered by the derivative contract. The ineffective portion of the gain or loss and any component excluded from the computation of the effectiveness of the derivative contract must be reported in earnings immediately; accordingly, our financial statements may reflect some volatility due to these hedges.

In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to unfavorable changes in commodity prices. For example, when we purchase a commodity at one location and sell it at another, we may be unable to hedge completely our exposure to a differential in the price of the product between these two locations. Even when we cannot enter into a completely effective hedge, we often enter into hedges that are not completely effective in those instances where we believe to do so would be better than not hedging at all, but due to the fact that the part of the hedging transaction that is not effective in offsetting undesired changes in commodity prices (the ineffective portion) is required to be recognized currently in earnings, our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.

Employee Benefit Plans

With respect to the amount of income or expense we recognize in association with our pension and retiree medical plans, we must make a number of assumptions with respect to both future financial conditions (for example, medical costs, returns on fund assets and market interest rates) as well as future actions by plan participants (for example, when they will retire and how long they will live after retirement). Most of these assumptions have relatively minor impacts on the overall accounting recognition given to these plans, but two assumptions in particular, the discount rate and the assumed long-term rate of return on fund assets, can have significant effects on the amount of expense recorded and liability recognized. We review historical trends, future expectations, current and projected market conditions, the general interest rate environment and benefit payment obligations to select these assumptions. The discount rate represents the market rate for a high quality corporate bond. The selection of these assumptions is further discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements. While we believe our choices for these assumptions are appropriate in the circumstances, other assumptions could also be reasonably applied and, therefore, we note that, at our current level of pension and retiree medical funding, a change of 1% in the long-term return assumption would increase (decrease) our annual retiree medical expense by approximately $725,000 ($725,000) and would increase (decrease) our annual pension expense by $2.6 million ($2.6 million) in comparison to that recorded in 2007. Similarly, a 1% change in the discount rate would increase (decrease) our accumulated postretirement benefit obligation by $6.9 million ($6.3 million) and would increase (decrease) our projected pension benefit obligation by $31.5 million ($28.0 million) compared to those balances as of December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

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

Consolidated Financial Results

The following discussion of consolidated financial results should be read in conjunction with the accompanying Consolidated Statement of Operations and related supplemental disclosures. The following discussion is a comparison of the for the years ended December 31, 2006 and 2005 (predecessor basis) with the combined consolidated financial results for the year ended December 31, 2007, which amounts include both predecessor (pre-Going Private) and successor (post-Going Private) balances. These combined consolidated financial results, while in our opinion useful for comparing our results between these periods, do not represent a measure prepared in accordance with generally accepted accounting principles. As discussed in Note 1(B) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners.

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions)		(In millions)
Equity in Earnings of Kinder Morgan Energy Partners[1,2]	$-	$-	$-	$-	$605.4
Segment Earnings before Depreciation, Depletion and Amortization of Excess Cost of Equity Investments:
NGPL	690.2	422.8	267.4	603.5	534.8
Power	22.3	13.4	8.9	23.2	16.5
Express	19.8	14.4	5.4	17.2	2.0
Products Pipelines – KMP[3]	386.9	162.5	224.4	467.9	-
Natural Gas Pipelines – KMP	601.8	373.3	228.5	574.8	-
CO2 – KMP	643.0	433.0	210.0	488.2	-
Terminals – KMP	416.0	243.7	172.3	408.1	-
Trans Mountain – KMP[4]	(293.6)	43.8	(337.4)	76.5	-
Segment Earnings before Depreciation, Depletion and Amortization of Excess Cost of Equity Investments	2,486.4	1,706.9	779.5	2,659.4	1,158.7
Depreciation, Depletion and Amortization Expense	(733.3)	(472.3)	(261.0)	(531.4)	(104.6)
Amortization of Excess Cost of Equity Investments	(5.8)	(3.4)	(2.4)	(5.6)	-
Other	3.2	0.3	2.9	8.2	6.5
Interest and Other Corporate Expenses, Net[5]	(1,431.4)	(799.6)	(631.8)	(1,273.3)	(209.3)
Income (Loss) From Continuing Operations Before Income Taxes[6]	319.1	431.9	(112.8)	857.3	851.3
Income Taxes[6]	(303.3)	(183.4)	(119.9)	(256.9)	(337.1)
Income (Loss) From Continuing Operations	15.8	248.5	(232.7)	600.4	514.2
Income (Loss) From Discontinued Operations, Net of Tax[7]	297.1	(1.5)	298.6	(528.5)	40.4
Net Income	$312.9	$247.0	$65.9	$71.9	$554.6
__________
[1]
Due to our adoption of EITF No. 04-5, effective January 1, 2006 the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements.

[2]
Equity in Earnings of Kinder Morgan Energy Partners for 2005 includes a reduction in pre-tax earnings of approximately $63.3 million ($40.3 million after tax) resulting principally from the effects of certain regulatory, environmental, litigation and inventory items on Kinder Morgan Energy Partners’ earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

[3]
2007 includes (i) a $136.8 million increase in expense associated with rate case and other legal liability adjustments (in the seven months ended December 31, 2007); (ii) a $15.9 million increase in expense associated with environmental liability adjustments ($2.2 million in the five months ended May 31, 2007 and $13.7 million in the seven months ended December 31, 2007); (iii) a $15.0 million expense for a litigation settlement reached with Contra Costa County, California (in the seven months ended December 31, 2007); (iv) a $3.2 million increase in expense from the settlement of certain litigation matters related to the West Coast refined product terminal operations (in the seven months ended December 31, 2007); and (v) a $1.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions (in the seven months ended December 31, 2007). 2006 amount includes a $16.5 million increase in expense associated with environmental liability adjustments and a $5.7 million increase in income resulting from certain transmix contract settlements.

[4]
Trans Mountain – KMP Segment Earnings before Depreciation, Depletion and Amortization of Excess Cost of Equity Investments (“Segment Earnings”) for 2007 includes a $377.1 million goodwill impairment charge as discussed under Intangible Assets elsewhere in this report. Excluding the impairment charge, Segment Earnings increased by $7.0 million for the year ended December 31, 2007, over the comparable period in 2006.

[5]
Interest and Other Corporate Expenses, Net for 2006 include (i) a reduction in pre-tax income of $22.3 million ($14.1 million after tax) resulting from non-cash charges to mark to market certain interest rate swaps and (ii) miscellaneous other items totaling a net decrease of $0.8 million in pre-tax income ($0.5 million after tax).

[6]
Income taxes of Kinder Morgan Energy Partners of $59.6 million, $44.0 million, $15.6 million and $29.0 million for the combined year ended December 31, 2007, the seven months ended December 31, 2007, the five months ended May 31, 2007 and the year ended December 31, 2006, respectively, are included in segment earnings.

[7]	2006 includes a $650.5 million goodwill impairment associated with Terasen (see Note 6 of the accompanying Notes to Consolidated Financial Statements).

The comparability of certain portions of our results between periods is affected by, among other things, $4.8 billion in incremental debt and the application of the purchase method of accounting to the May 30, 2007 Going Private transaction. The principal effects on comparability resulting from this application of the purchase method occur within the captions  “Segment Earnings before  Depreciation, Depletion and Amortization,” “Depreciation, Depletion and Amortization Expense” and “Interest and Corporate Expenses, Net” in the table above. The comparability of Segment Earnings before DD&A between periods is not significantly affected by the application of the purchase method of accounting for the Going Private transaction. The impacts of the purchase method of accounting on Segment Earnings before DD&A relate primarily to the revaluation of cushion gas in our Natural Gas Pipelines – KMP segment and the revaluation of the Accumulated Other Comprehensive Income related to derivatives accounted for as hedges in our CO2 – KMP and Natural Gas Pipelines – KMP segments. Where there is an impact to Segment Earnings before DD&A from the Going Private transaction, the impact is described. The effects on Depreciation, Depletion and Amortization Expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to depreciation, depletion and amortization expense in periods subsequent to May 30, 2007. The purchase accounting effects on Interest and Corporate Expenses, Net result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Income from continuing operations decreased from $600.4 million in 2006 to $15.8 million in 2007, a decrease of $584.6 million. Operating results for the year ended December 31, 2007 were negatively impacted, relative to 2006, by (i) increased depreciation, depletion and amortization expense in 2007 due principally to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction, (ii) increased 2007 interest expense resulting primarily from increased debt levels, including the additional debt incurred in the Going Private transaction and, to a lesser extent, from higher interest rates and (iii) reduced segment earnings in the Trans Mountain – KMP segments, due principally to a $377.1 million goodwill impairment in 2007. See footnote 4 of the table above for additional discussion with regard to the change in segment earnings of Trans Mountain – KMP. Including the effects of discontinued operations, our net income increased from $71.9 million in 2006 to $312.9 million in 2007.

Our income from continuing operations increased from $514.2 million in 2005 to $600.4 million in 2006, an increase of $86.2 million (17%). The increase in our 2006 income from continuing operations, relative to 2005, principally resulted from (i) increased earnings from Kinder Morgan Energy Partners, net of associated minority interests, (ii) increased earnings from our NGPL, Express, and Trans Mountain – KMP business segments, (iii) reduced general and administrative expenses, exclusive of the general and administrative expenses attributable to Kinder Morgan Energy Partners, and (iv) reduced income taxes – continuing operations. These positive impacts were partially offset by increased interest costs due, in part, to the effect of higher interest rates on our floating-rate debt. Please refer to the individual business segment discussions included elsewhere herein for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,” “Earnings from our investment in Kinder Morgan Energy Partners,” “Income Taxes – Continuing Operations” and “Discontinued Operations” included elsewhere in management’s discussion and analysis for additional information regarding these items.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

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

In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In June 2007, we completed the sale of the Corridor Pipeline System to Inter Pipeline Fund. As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also were reported in the Kinder Morgan Canada business segment in previous periods, are now reported in the segment referred to as “Express.” In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the sale of the North System and also its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in this management’s discussion and analysis for additional information regarding discontinued operations.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses.

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates	The ownership and operation of a major interstate natural gas pipeline and storage system	Natural Gas Pipeline Company of America, or NGPL
Power Generation	The ownership and operation of natural gas-fired electric generation facilities	Power
Express Pipeline System	The ownership of a one-third interest in the Express Pipeline System, a crude oil pipeline system, which investment we account for under the equity method, and certain related entities	Express
Petroleum Products Pipelines (Kinder Morgan Energy Partners)
The ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets; plus associated product terminals and petroleum pipeline transmix processing facilities

Products Pipelines – KMP

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Natural Gas Pipelines (Kinder Morgan Energy Partners)	The ownership and operation of major interstate and intrastate natural gas pipeline and storage systems	Natural Gas Pipelines – KMP
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

Terminals – KMP
Trans Mountain Pipeline (Kinder Morgan Energy Partners)	The ownership and operation of crude oil and refined petroleum pipelines, principally located in Canada	Trans Mountain – KMP

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of the accompanying Notes to Consolidated Financial Statements, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A (sometimes referred to in this report as EBDA) in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we use as a result of the Going Private transaction. This segment measure change has been reflected in the prior periods shown in this document in order to achieve comparability. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Natural Gas Pipeline Company of America

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions except systems throughput)		(In millions except systems throughput)
Operating Revenues	$1,183.7	$757.2	$426.5	$1,118.0	$947.3
Gas Purchases and Other Costs of Sales	(341.4)	(242.1)	(99.3)	(362.9)	(299.2)
Other Operating Expenses	(153.7)	(93.3)	(60.4)	(154.2)	(115.3)
Equity in Earnings of Horizon	1.6	1.0	0.6	1.8	1.8
Gain on Asset Sales	-	-	-	0.8	0.2
Segment Earnings Before DD&A	$690.2	$422.8	$267.4	$603.5	$534.8

Systems Throughput (Trillion Btus)	1,785.7	1,027.2	758.5	1,696.3	1,664.8
On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria for approximately $5.9 billion, subject to certain adjustments. The sale closed on February 15, 2008. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group.

NGPL’s segment earnings before DD&A increased from $603.5 million in 2006 to $690.2 million in 2007, an increase of $86.7 million (14%). Segment revenues and earnings for 2007 were positively impacted, relative to 2006, by (i) increased transportation and storage revenues in 2007 due principally to re-contracting of transportation and storage services at higher rates and increased contract volumes and recent transportation and storage system expansions (as discussed below) and (ii) increased operational natural gas sales volumes and natural gas prices. These positive impacts were partially offset by (i) a $3.3 million increase in expense for a stress corrosion cracking rehabilitation project (as discussed below) and pipeline integrity management programs and compression costs. NGPL’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs and recovery of storage cushion gas volumes. Total system throughput volumes increased by 89.4 trillion Btus in 2007, relative to 2006 due, in part, to shippers moving significant volumes of natural gas in the market area. The increase in system throughput in 2007, relative to 2006, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “firm” contracts in which shippers pay a “demand” fee to reserve a set amount of system capacity for their use.

NGPL’s segment earnings before DD&A increased from $534.8 million in 2005 to $603.5 million in 2006, an increase of $68.7 million (13%). Segment revenues and earnings for 2006 were positively impacted, relative to 2005, by (i) increased transportation and storage revenues in 2006 due principally to successful re-contracting of transportation and storage services, favorable basis differentials (see the discussion of basis differentials following) and recent transportation and storage system expansions (as discussed below) and (ii) increased operational gas sales prices. These positive impacts were partially offset by (i) $30.2 million of expense for a stress corrosion cracking rehabilitation project (as discussed below) and pipeline integrity management programs and (ii) an increase of $4.6 million in electric compression costs. Total system throughput volumes increased by 31.5 trillion Btus in 2006, relative to 2005 due, in part, to shippers moving significant volumes of natural gas within Texas on NGPL’s Gulf Coast Pipeline. The increase in system throughput in 2006, relative to 2005, did not have a significant direct impact on revenues or segment earnings due to the fact that transportation revenues are derived primarily from “firm” contracts in which shippers pay a “demand” fee, as discussed above.

On December 7, 2007, NGPL filed an application with the FERC seeking approval to expand its Herscher Galesville storage field in Kankakee County, Illinois to add 10 Bcf of incremental firm storage service for five expansion shippers. This $75 million project is fully supported by contracts ranging from five to ten years.

On July 22, 2007, we received FERC approval to build facilities to supply service for The Peoples Gas Light and Coke Co., who has signed a 10-year agreement for all the capacity. The $13.3 million project, which has a capacity of 360,000 Dth per day, was placed in service in December 2007.

On October 10, 2006, in FERC Docket No. CP 07-3, NGPL filed seeking approval to expand its Louisiana Line by 200,000 dekatherms per day (Dth/day). This $66 million project is supported by five-year agreements that fully subscribe the additional capacity. On July 2, 2007, the FERC issued an order granting construction and operation of the requested facilities. NGPL accepted the order on July 6, 2007. This expansion was placed in service during the first quarter of 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

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

In the first quarter of 2006, NGPL received certificate approval from the FERC for the $72.3 million expansion at its North Lansing field in East Texas that will add 10 Bcf of storage service capacity. This expansion was placed into service in April 2007.

In 2007, NGPL extended long-term firm transportation and storage contracts with some of its largest shippers, including Northern Illinois Gas Company (Nicor), MidAmerican Energy, Tenaska Marketing, Laclede Gas, Aquila Networks, Occidental Petroleum, ONEOK, Inc. and Centerpoint Energy. Combined, the contracts represent approximately 0.44 million Dth per day of annual firm transportation service.

Substantially all of NGPL’s pipeline capacity is committed under firm transportation contracts ranging from one to six years. Under these contracts, over 90% of the revenues are derived from a demand charge and, therefore, are collected regardless of the volume of gas actually transported. The principal impact of the actual level of gas transported is on fuel recoveries, which are received in-kind as volumes move on the system. Approximately 63% of the total transportation volumes committed under NGPL’s long-term firm transportation contracts in effect on January 31, 2008 had remaining terms of less than three years. Contracts representing approximately 18% of NGPL’s total long-haul, contracted firm transport capacity as of January 31, 2008 are scheduled to expire during 2008. NGPL continues to actively pursue the renegotiation, extension and/or replacement of expiring contracts.

Our principal exposure to market variability is related to the variation in natural gas prices and basis differentials, which can affect gross margins in our NGPL segment. “Basis differential” is a term that refers to the difference in natural gas prices between two locations or two points in time. These price differences can be affected by, among other things, natural gas supply and demand, available transportation capacity, storage inventories and deliverability, prices of alternative fuels and weather conditions. In recent periods, additional competitive pressures have been generated in Midwest natural gas markets due to the introduction and planned introduction of pipeline capacity to bring additional supplies of natural gas into the Chicago market area, although incremental pipeline capacity to take gas out of the area has also been constructed. We have attempted to reduce our exposure to this form of market variability by pursuing long-term, fixed-rate type contract agreements to utilize the capacity on NGPL’s system. In addition, as discussed under “Risk Management” in Item 7A of this report and in Note 11 of the accompanying Notes to Consolidated Financial Statements, we utilize a comprehensive risk management program to mitigate our exposure to changes in the market price of natural gas and associated transportation.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Power

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions)		(In millions)
Operating Revenues	$60.1	$40.2	$19.9	$60.0	$54.2
Operating Expenses and Minority Interests	(50.9)	(34.8)	(16.1)	(49.6)	(42.7)
Other Income (Expense)[1]	-	-	-	(1.2)	(6.5)
Equity in Earnings of Thermo Cogeneration Partnership	13.1	8.0	5.1	11.3	11.5
Gain on Asset Sales	-	-	-	2.7	-
Segment Earnings Before DD&A	$22.3	$13.4	$8.9	$23.2	$16.5
__________
[1]	To record the impairment of certain assets, as discussed below.

Power’s segment earnings before DD&A decreased from $23.2 million in 2006 to $22.3 million in 2007, a decrease of $0.9 million (4%). Segment results were negatively impacted in 2007, relative to 2006, by (i) the recognition of $2.7 million of gains from surplus equipment sales (see Note 5 of the accompanying Notes to Consolidated Financial Statements) in 2006 and (ii) increased operating expenses in 2007. These negative impacts were partially offset by (i) a $1.8 million increase in earnings from Thermo Cogeneration Partnership in 2007 and (ii) a pre-tax charge of $1.2 million in 2006 to reduce the carrying value of certain surplus equipment held for sale.

Power’s segment earnings before DD&A increased from $16.5 million in 2005 to $23.2 million in 2006, an increase of $6.7 million (41%). Segment results were positively impacted in 2006, relative to 2005, by (i) $2.7 million of gains from surplus equipment sales in 2006 (see Note 5 of the accompanying Notes to Consolidated Financial Statements), (ii) a $5.3 million decrease in other expenses resulting from reduced asset writedowns in 2006 (a pre-tax charge of $1.2 million to reduce the carrying value of certain surplus equipment held for sale in 2006 compared to a $6.5 million pre-tax charge to reduce the carrying value of investments in 2005) and (iii) increased operating revenues in 2006. These positive impacts were partially offset by increased operating expenses in 2006.

In February 2001, Kinder Morgan Power announced an agreement under which Williams Energy Marketing and Trading agreed to supply natural gas to and market capacity for 16 years for a 550-megawatt natural gas-fired Orion technology electric power plant in Jackson, Michigan. Effective July 1, 2002, construction of this facility was completed and commercial operations commenced. Concurrently with commencement of commercial operations, (i) Kinder Morgan Power made a preferred investment in Triton Power Company LLC (now valued at approximately $15 million); and (ii) Triton Power Company LLC, through its wholly owned subsidiary, Triton Power Michigan LLC, entered into a 40-year lease of the Jackson power facility from the plant owner, AlphaGen Power, LLC. Bear Energy LP (successor to Williams Energy Marketing and Trading) supplies all natural gas to and purchases all power from the power plant under a 16-year tolling agreement with Triton Power Michigan LLC. Our preferred equity interest has no management or voting rights, but does retain certain protective rights, and is entitled to a cumulative return, compounded monthly, of 9.0% per annum. No income was recorded in 2006 or 2007 and no income is expected in 2008 from this preferred investment due to the fact that the dividend on this preferred investment is not currently being paid, and uncertainty concerning the date at which such distributions will be received.

From 1998 until January 2008, we had an investment in a 76 megawatt gas-fired power generation facility located in Greeley, Colorado. We wrote off the remaining carrying value of this investment ($6.5 million) in the fourth quarter of 2005. We sold this investment in January 2008, as discussed following.

On November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The sale closed on January 25, 2008, effective January 1, 2008, and we received net proceeds of $63.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Express

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions)		(In millions)
Segment Earnings Before DD&A	$19.8	$14.4	$5.4	$17.2	$2.0

Express’ segment earnings before DD&A increased from $17.2 million in 2006 to $19.8 million in 2007, an increase of $2.6 million (15%) due principally to increased inventory settlement revenue. Increased inventory settlement revenue was offset partially by lower transportation revenue and by increased operating expenses that resulted mostly from an oil spill in Montgomery County, Missouri.

Express’ segment earnings before DD&A increased from $2.0 million in 2005 to $17.2 million in 2006, an increase of $15.2 million due to the inclusion of a full year of earnings in 2006 from Express, which was acquired November 30, 2005.

Products Pipelines – KMP

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions, except operating statistics)		(In millions, except operating statistics)
Operating Revenues	$803.3	$471.6	$331.7	$732.5	$670.6
Operating Expenses[1]	(437.0)	(320.7)	(116.3)	(285.5)	(330.8)
Other Income (Expense)[2]	0.2	0.8	(0.6)	-	-
Earnings from Equity Investments[3]	23.9	11.5	12.4	14.2	26.4
Interest Income and Other Income (Expense), Net[4]	9.4	4.7	4.7	11.9	6.1
Income Taxes[5]	(12.9)	(5.4)	(7.5)	(5.2)	(10.3)
Segment Earnings Before DD&A	$386.9	$162.5	$224.4	$467.9	$362.0

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Gasoline (MMBbl)	435.5	252.7	182.8	449.8	452.1
Diesel Fuel (MMBbl)	164.1	97.5	66.6	158.2	163.1
Jet Fuel (MMBbl)	125.1	73.8	51.3	119.5	118.1
Total Refined Products Volumes (MMBbl)	724.7	424.0	300.7	727.5	733.3
Natural Gas Liquids (MMBbl)	30.4	16.7	13.7	34.0	33.5
Total Delivery Volumes (MMBbl)[6]	755.1	440.7	314.4	761.5	766.8
__________
[1]
2007, 2006 and 2005 amounts include increases in expense of $15.9 million ($2.2 million in the five months ended May 31, 2007 and $13.7 million in the seven months ended December 31, 2007), $13.5 million and $19.6 million, respectively, associated with environmental liability adjustments. 2007 amount also includes a $136.7 million increase in expense associated with rate case and other legal liability adjustments, a $15.0 million expense for a litigation settlement reached with Contra Costa County, California, and a $3.2 million increase in expense from the settlement of certain litigation matters related to our West Coast refined product terminal operations (all in the seven months ended December 31, 2007). 2005 amount also includes a $105.0 million increase in expense associated with a rate case liability adjustment.

[2]
2007 amount includes a $1.8 million decrease in segment earnings resulting from valuation adjustments, related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction.

[3]
2007 amount includes a $0.1 million increase in expense associated with legal liability adjustments on Plantation Pipe Line Company. 2006 amount includes a $4.9 million increase in expense associated with environmental liability adjustments on Plantation Pipe Line Company.

[4]
2007 amount includes a $1.8 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions (in the seven months ended December 31, 2007). 2006 amount includes a $5.7 million increase in income resulting from transmix contract settlements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

[5]	2006 amount includes a $1.9 million decrease in expense associated with the tax effect on our share of environmental expenses incurred by Plantation Pipe Line Company and described in footnote 3.
[6]	Includes Pacific, Plantation, CALNEV, Central Florida, Cochin, and Cypress pipeline volumes.

The Products Pipelines – KMP segment’s primary businesses include transporting refined petroleum products and natural gas liquids through pipelines and operating liquid petroleum products terminals and petroleum pipeline transmix processing facilities.

Combined, the certain items described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization by $160.1 million in 2007 compared to 2006, and increased earnings before depreciation, depletion and amortization by $113.8 million in 2006 compared to 2005. Following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expense (EBDA); and (ii) operating revenues in both 2007 and 2006, in each case compared to the respective prior year:

Year Ended December 31, 2007 versus Year Ended December 31, 2006
	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline System	$30.0	212%	$39.2	110%
West Coast Terminals	12.3	34%	7.5	12%
Plantation Pipeline	8.6	27%	1.0	2%
Transmix operations	8.0	36%	10.6	32%
Pacific operations	5.8	2%	18.4	5%
CALNEV Pipeline	5.1	11%	3.4	5%
Southeast Terminals	5.0	13%	(12.9)	(16)%
All other (including eliminations)	4.3	11%	3.5	7%
Total Products Pipelines	$79.1	17%	$70.7	10%

Year Ended December 31, 2006 versus Year Ended December 31, 2005
	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline System	$(5.2)	(27)%	$(0.5)	(1)%
Southeast Terminals	4.9	15%	24.5	43%
Plantation Pipeline	(4.2)	(12)%	1.5	4%
Pacific operations	(5.4)	(2)%	16.2	5%
West Coast Terminals	(2.6)	(7)%	6.5	11%
Transmix operations	2.6	13%	3.9	13%
All other (including eliminations)	2.0	3%	9.9	9%
Total Products Pipelines	$(7.9)	(2)%	$62.0	9%

All of the assets in the Products Pipelines– KMP business segment produced higher earnings before depreciation, depletion and amortization expenses in 2007 than in the previous year. The overall increase in segment earnings before depreciation, depletion and amortization in 2007 compared to 2006 was driven largely by incremental earnings from the Cochin pipeline system. The higher earnings and revenues from Cochin were largely attributable to the January 1, 2007 acquisition of the remaining approximate 50.2% ownership interest that Kinder Morgan Energy Partners did not already own. Upon closing of the transaction, Kinder Morgan Energy Partners became the operator of the pipeline. For more information on this acquisition, see Note 4 of the accompanying Notes to Consolidated Financial Statements.

The year-to-year earnings increase from the West Coast terminal operations in 2007 was due to higher operating revenues, lower operating expenses and incremental gains from asset sales. The increases in terminal revenues were driven by higher throughput volumes from the combined Carson/Los Angeles Harbor terminal system, partly due to completed storage expansion projects since the end of 2006, and from the Linnton and Willbridge terminals located in Portland, Oregon. The decrease in operating expenses in 2007 versus 2006 was largely related to higher environmental expenses recognized in 2006, due to adjustments to accrued environmental liabilities (these incremental environmental expenses were not associated with the expenses described in footnote (1) to the table above).

The increase in earnings in 2007 from Kinder Morgan Energy Partners’ approximate 51% equity investment in Plantation Pipe Line Company was due to higher overall net income earned by Plantation, largely resulting from both higher pipeline revenues and lower period-to-period operating expenses. The increase in revenues was largely due to higher oil loss allowance percentage in 2007, relative to last year, and the drop in operating expenses—including fuel, power and pipeline

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

maintenance expenses, was due to decreases in both refined products delivery volumes and pipeline integrity expenses in 2007 versus 2006 (pipeline integrity expenses are discussed more fully below).

The year-to-year increase in earnings before depreciation, depletion and amortization from the petroleum pipeline transmix operations was directly related to higher revenues, reflecting incremental revenues from the Greensboro, North Carolina facility and higher processing revenues from the Colton, California facility. In May 2006, Kinder Morgan Energy Partners completed construction and placed into service the Greensboro facility, and during 2007, the plant processed greater volumes than in 2006. In 2007, the Greensboro facility contributed incremental earnings before depreciation, depletion and amortization of $4.5 million and incremental revenues of $5.4 million in 2007 compared to 2006. The increases in earnings and revenues from the Colton facility, which processes transmix generated from volumes transported to the Southern California and Arizona markets by the Pacific operations’ pipelines, were primarily due to year-to-year increases in average processing contract rates.

Kinder Morgan Energy Partners also benefited from higher earnings before depreciation, depletion and amortization from the Pacific operations and the CALNEV Pipeline in 2007, when compared to last year. The increase in the Pacific operations’ earnings was largely revenue related, attributable to increases in both transportation volumes and average tariff rates. Combined mainline delivery and terminal revenues increased 5% in 2007, compared to 2006, due largely to higher delivery volumes to Arizona, the completed expansion of the East Line pipeline during the summer of 2006, and higher deliveries to various West Coast military bases. The increase from CALNEV was also driven by higher year-over-year revenues, due to increased military and commercial tariff rates in 2007, and higher terminal revenue associated with ethanol blending at the Las Vegas terminal that more than offset a 2% drop in refined products delivery volumes.

Effective October 5, 2007, Kinder Morgan Energy Partners sold its North System common carrier natural gas liquids pipeline and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million, and used the proceeds received to pay down short-term debt borrowings. The North System business was accounted for as a discontinued operation pursuant to generally accepted accounting principles, which require that the income statement be formatted to separate the divested business from continuing operations.

Combining all of the segment’s operations, revenues from refined petroleum products deliveries increased 6.2% in 2007, compared to last year, while total refined products delivery volumes decreased 0.4%. Compared to last year, gasoline delivery volumes decreased 3.2% (primarily due to Plantation), while diesel and jet fuel volumes were up 3.7% and 4.7%, respectively. Excluding Plantation, which continued to be impacted by a competing pipeline that began service in mid-2006, total refined products delivery volumes increased by 0.8% in 2007, when compared to 2006. Volumes on the Pacific operations and the Central Florida pipelines were up 1% and 2%, respectively, in 2007, and while natural gas liquids delivery volumes were down in 2007 versus 2006, revenues were up substantially due to Kinder Morgan Energy Partners’ increased ownership in the Cochin pipeline system.

The $7.9 million (2%) decrease in earnings before depreciation, depletion and amortization expenses in 2006, when compared to 2005, was largely due to a combined decrease in earnings of $22.4 million in 2006—due to incremental pipeline maintenance expenses recognized in the last half of the year. Beginning in the third quarter of 2006, the refined petroleum products pipelines and associated terminal operations included within the Products Pipelines segment (including Plantation Pipe Line Company, the 51%-owned equity investee) began recognizing certain costs incurred as part of its pipeline integrity management program as maintenance expense in the period incurred, and in addition, recorded an expense for costs previously capitalized during the first six months of 2006. Combined, this change reduced the segment’s earnings before depreciation, depletion and amortization expenses by $22.4 million in 2006—increasing maintenance expenses by $18.3 million, decreasing earnings from equity investments by $6.6 million, and decreasing income tax expenses by $2.5 million.

Pipeline integrity costs encompass those costs incurred as part of an overall pipeline integrity management program, which is a process for assessing and mitigating pipeline risks in order to reduce both the likelihood and consequences of incidents. The pipeline integrity program is designed to provide management with the information needed to effectively allocate resources for appropriate prevention, detection and mitigation activities.

The remaining $14.5 million (3%) increase in earnings before depreciation, depletion and amortization expenses in 2006 compared with 2005, primarily consisted of the following items:

•
a $4.9 million (15%) increase from the Southeast refined products terminal operations, driven by higher liquids throughput volumes at higher rates, relative to 2005, and higher margins from ethanol blending and sales activities;

•
a $4.1 million (1%) increase from the combined Pacific and CALNEV Pipeline operations, primarily due to a $22.6 million (6%) increase in operating revenues, which more than offset an $18.3 million (18%) increase in combined operating expenses. The increase in operating revenues consisted of a $14.7 million (5%) increase from refined products deliveries and a $7.9 million (8%) increase from terminal and other fee revenue. The increase in operating expenses was primarily due to higher fuel and power expenses; and

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

•	a $3.7 million (12%) increase from the Central Florida Pipeline, mainly due to higher product delivery revenues in 2006 driven by higher average tariff and terminal rates.

Combining all of the segment’s operations, total delivery volumes of refined petroleum products decreased 0.8% in 2006 compared to 2005; however, total delivery volumes from the Pacific operations were up 1.7% compared to 2005, due in part to the East Line expansion which was in service for the last seven months of 2006. The expansion project substantially increased pipeline capacity from El Paso, Texas to Tucson and Phoenix, Arizona. In addition, the CALNEV Pipeline delivery volumes were up 4.2% in 2006 versus 2005, due primarily to strong demand from the Southern California and Las Vegas, Nevada markets. The overall decrease in year-to-year segment deliveries of refined products was largely related to a 6.8% drop in volumes from the Plantation Pipeline in 2006, as described above.

Natural Gas Pipelines – KMP

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions, except operating statistics)		(In millions, except operating statistics)
Operating Revenues	$6,466.5	$3,825.9	$2,640.6	$6,577.7	$7,718.4
Operating Expenses[1]	(5,879.9)	(3,461.4)	(2,418.5)	(6,057.8)	(7,255.0)
Earnings from Equity Investments[2]	19.2	10.3	8.9	40.5	36.8
Other Income (Expense)[3]	1.8	1.9	(0.1)	15.1	-
Interest Income and Other Income (Expense), Net	0.2	-	0.2	0.7	2.7
Income taxes	(6.0)	(3.4)	(2.6)	(1.4)	(2.6)
Segment Earnings Before DD&A	$601.8	$373.3	$228.5	$574.8	$500.3

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[4]	1,577.3	931.7	645.6	1,440.9	1,317.9
Natural Gas Sales Volumes (Trillion Btus)[5]	865.5	519.7	345.8	909.3	924.6
__________
[1]
Seven months ended December 31, 2007 amount includes a gain of $7.4 million resulting from valuation adjustments related to derivative contracts in place and a settlement of tax reserves, partially offset by a $4.4 million charge related to the revaluation of cushion gas at the time of the Going Private transaction and recorded in the application of the purchase method of accounting. Seven months ended December 31, 2007 and year ended December 31, 2006 and 2005 amounts include a $0.4 million decrease in expense, a $1.5 million increase in expense and a $0.1 million decrease in expense, respectively, associated with environmental liability adjustments. 2006 amount also includes a $6.3 million reduction in expense due to the revaluation of a reserve related to a natural gas purchase/sales contract.

[2]
Five months ended May 31, 2007 amount includes an expense of $1.0 million reflecting Kinder Morgan Energy Partners’ portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.

[3]
Seven months ended December 31, 2007 amount includes a $1.4 million charge resulting from valuation adjustments, related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction. 2006 amount includes a $15.1 million gain from the combined sale of Kinder Morgan Energy Partners’ Douglas natural gas gathering system and Painter Unit fractionation facility.

[4]	Includes Rocky Mountain pipeline group and Texas intrastate natural gas pipeline group pipeline volumes.
[5]	Represents Texas intrastate natural gas pipeline group.

The Natural Gas Pipelines – KMP segment’s primary businesses involve marketing, transporting, storing, gathering and processing natural gas through both intrastate and interstate pipeline systems and related facilities. Combined, the certain items described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization by $18.9 million in 2007, relative to 2006, and increased earnings before depreciation, depletion and amortization by $19.8 million in 2006, relative to 2005. Following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses (EBDA); and (ii) operating revenues in both 2007 and 2006, when compared to the respective prior year:

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Year Ended December 31, 2007 versus Year Ended December 31, 2006
	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$57.0	19%	$(142.2)	(2)%
Casper and Douglas gas processing	8.6	67%	5.6	6%
Rocky Mountain Pipeline Group	(11.6)	(6)%	29.0	10%
Red Cedar Gathering Company	(7.4)	(20)%	-	-
All others	(0.7)	(15)%	(3.8)	(94)%
Intrasegment Eliminations	-	-	0.2	11%
Total Natural Gas Pipelines	$45.9	8%	$(111.2)	(2)%

Year Ended December 31, 2006 versus Year Ended December 31, 2005
	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$34.6	13%	$(1,165.7)	(16)%
Rocky Mountain Pipeline Group	14.3	8%	27.9	11%
Red Cedar Gathering Company	4.3	13%	-	-
Casper and Douglas gas processing	2.9	30%	(6.4)	(6)%
All others	(1.4)	(21)%	2.5	167%
Intrasegment Eliminations	-	-	1.0	39%
Total Natural Gas Pipelines	$54.7	11%	$(1,140.7)	(15)%

The segment’s overall increases in earnings before depreciation, depletion and amortization expenses in both 2007 and 2006 were driven by strong year-over-year performances from the Texas intrastate natural gas pipeline group, which includes the operations of the following four natural gas pipeline systems: Kinder Morgan Tejas (including Kinder Morgan Border Pipeline), Kinder Morgan Texas Pipeline, Kinder Morgan North Texas Pipeline and the Mier-Monterrey Mexico Pipeline. Collectively, the Texas intrastate group serves the Texas Gulf Coast region by transporting, buying, selling, processing, treating and storing natural gas from multiple onshore and offshore supply sources.

The higher earnings in both 2007 and 2006, when compared to the respective prior years, were primarily due to higher sales margins on renewal and incremental contracts, increased transportation revenue from higher volumes and rates, greater value from natural gas storage activities, and higher natural gas processing margins. The Texas intrastate natural gas pipeline group also benefited, in 2007, from higher sales of cushion gas, due to the termination of a storage facility lease, and from incremental natural gas storage revenues, due to a long-term contract with one of its largest customers that became effective April 1, 2007. Although natural gas sales volumes were down almost 5% in 2007 compared to 2006, natural gas transport volumes on the Texas intrastate systems increased 21% in 2007 and 5% in 2006, resulting in higher year-over-year transportation revenues. Because the group also buys and sells natural gas, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.

The increase in earnings from the Casper and Douglas natural gas processing operations in 2007, when compared to 2006, was driven by an overall 6% increase in operating revenues. The increase was primarily attributable to higher natural gas liquids sales revenues, due to increases in both prices and volume. The 2006 increase in earnings was primarily related to incremental earnings associated with favorable hedge settlements from natural gas gathering and processing operations. A benefit was realized from comparative differences in hedge settlements associated with the rolling-off of older low price crude oil and propane positions at December 31, 2005.

The decrease in earnings in 2007 from the Rocky Mountain interstate natural gas pipeline group, which is comprised of Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, and Kinder Morgan Energy Partners’ current 51% equity investment in Rockies Express Pipeline LLC, resulted primarily from a $12.6 million decrease in equity earnings from its investment in Rockies Express. The decrease in earnings from Rockies Express, which began interim service in February 2006, reflected lower net income due primarily to incremental depreciation and interest expense allocable to a segment of the project that was placed in service in February 2007 and, until the completion of the Rockies Express-West project, had limited natural gas reservation revenues and volumes. Rockies Express-West is a 713-mile, 42-inch diameter natural gas pipeline that extends eastward from the Cheyenne Hub in Weld County, Colorado to Audrain County, Missouri. It has the capacity to transport up to 1.5 billion cubic feet of natural gas per day and it began interim service for up to 1.4 billion cubic feet per day on approximately 500 miles of line on January 12, 2008. Rockies Express-West is expected to become fully operational in mid-April 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

The $14.3 million (8%) increase in earnings in 2006, relative to 2005, from the Rocky Mountain interstate natural gas pipeline group was driven by a $10.2 million (10%) increase in earnings from the Kinder Morgan Interstate Gas Transmission system and a $3.8 million (10%) increase from TransColorado Pipeline. The increase from KMIGT was due largely to higher revenues earned in 2006 from both operational sales of natural gas and natural gas park and loan services. KMIGT’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs and recovery of storage cushion gas volumes. The increase from TransColorado was largely due to higher natural gas transmission revenues earned in 2006 compared to 2005, chiefly related to higher natural gas delivery volumes resulting from both system improvements and the successful negotiation of incremental firm transportation contracts. The pipeline system improvements were associated with an expansion, completed since the end of the first quarter of 2005, on the northern portion of the pipeline.

Both the drop, in 2007, and the increase, in 2006, in earnings before depreciation, depletion and amortization from the 49% equity investment in the Red Cedar Gathering Company were mainly due to higher prices on incremental sales of excess fuel gas and to higher natural gas gathering revenues in 2006, relative to both 2007 and 2005.

CO2 – KMP

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions, except operating statistics)		(In millions, except operating statistics)
Operating Revenues[1]	$930.1	$605.9	$324.2	$736.5	$657.6
Operating Expenses[2]	(304.2)	(182.7)	(121.5)	(268.1)	(212.6)
Earnings from Equity Investments	19.2	10.5	8.7	19.2	26.3
Other Income (Expense), Net	-	0.1	(0.1)	0.8	-
Income Taxes	(2.1)	(0.8)	(1.3)	(0.2)	(0.4)
Segment Earnings Before DD&A	$643.0	$433.0	$210.0	$488.2	$470.9

Operating Statistics:
Carbon Dioxide Delivery Volumes (Bcf)[3]	637.3	365.0	272.3	669.2	649.3
SACROC Oil Production (Gross)(MBbl/d)[4]	27.6	26.5	29.1	30.8	32.1
SACROC Oil Production (Net)(MBbl/d)[5]	23.0	22.1	24.2	25.7	26.7
Yates Oil Production (Gross)(MBbl/d)[4]	27.0	27.4	26.4	26.1	24.2
Yates Oil Production (Net)(MBbl/d)[5]	12.0	12.2	11.7	11.6	10.8
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[5]	9.6	9.5	9.7	8.9	9.4
Realized Weighted Average Oil Price per Bbl[6,7]	$36.05	$36.80	$35.03	$31.42	$27.36
Realized Weighted Average Natural Gas Liquids Price per Bbl[7,8]	$52.91	$58.55	$45.04	$43.90	$38.98
__________
[1]
2007 results include an increase of $106.0 million in segment earnings, resulting from valuation adjustments related to assets sold in June 2007 and derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting. 2006 amount also includes a $1.8 million loss (from a decrease in revenues) on derivative contracts used to hedge forecasted crude oil sales.

[2]	2007 and 2005 amounts include increases in expense associated with environmental liability adjustments of $0.2 million (in the seven months ended December 31, 2007) and $0.3 million, respectively.
[3]	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
[4]	Represents 100% of the production from the field. Kinder Morgan Energy Partners owns an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
[5]	Net to Kinder Morgan, after royalties and outside working interests.
[6]	Includes all Kinder Morgan crude oil production properties.
[7]	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
[8]	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third-party processing agreements.

The CO2 – KMP segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Due to the certain items described in the footnotes to the table above, the segment’s earnings before depreciation, depletion and amortization expenses increased $107.6 million in 2007 and decreased $1.5 million in 2006, when compared to the respective prior years. For each of the segment’s two primary businesses, following is information related to the remaining year-to-year increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Year Ended December 31, 2007 versus Year Ended December 31, 2006
	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$(9.3)	(5)%	$(8.8)	(4)%
Oil and Gas Producing Activities	56.5	19%	81.6	14%
Intrasegment Eliminations	-	-	13.0	21%
Total CO2	$47.2	10%	$85.8	12%

Year Ended December 31, 2006 versus Year Ended December 31, 2005
	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$24.4	15%	$35.7	22%
Oil and Gas Producing Activities	(5.6)	(2)%	57.1	10%
Intrasegment Eliminations	-	-	(12.1)	(25)%
Total CO2	$18.8	4%	$80.7	12%

The overall $47.2 million (10%) increase in segment earnings before depreciation, depletion and amortization expenses in 2007 versus 2006 was driven by higher earnings from the segment’s oil and gas producing activities, which include its ownership interests in oil-producing fields and natural gas processing plants. The increase was largely due to higher oil production at the Yates oil field unit, higher realized average oil prices in 2007 relative to 2006, and higher earnings from natural gas liquids sales—due largely to increased recoveries at the Snyder, Texas gas plant and to an increase in realized weighted average price per barrel.

The year-to-year decrease in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities was primarily due to a decrease in carbon dioxide sales revenues, resulting mainly from lower average prices for carbon dioxide in 2007, and partly from a 3% drop in average carbon dioxide delivery volumes. The segment’s average price received for all carbon dioxide sales decreased 9% in 2007, when compared to 2006. The decrease was mainly attributable to the expiration of a significantly high-priced sales contract in December 2006.

The segment’s $18.8 million (4%) increase in earnings before depreciation, depletion and amortization in 2006 compared with 2005 was driven by higher earnings from the segment’s carbon dioxide sales and transportation activities, largely due to higher revenues—from both carbon dioxide sales and deliveries, and from crude oil pipeline transportation. The overall increase in segment earnings before depreciation, depletion and amortization was partly offset by lower earnings from oil and gas producing activities and by lower equity earnings from the segment’s 50% ownership interest in Cortez Pipeline Company.

The decrease in earnings from oil and gas producing activities in 2006 compared with 2005 was primarily due to higher combined operating expenses and to the previously disclosed drop in crude oil production at the SACROC oil field unit, discussed below. The higher operating expenses included higher field operating and maintenance expenses (including well workover expenses), higher property and severance taxes, and higher fuel and power expenses. The increases in expenses more than offset higher overall crude oil and natural gas plant product sales revenues, which increased primarily from higher realized sales prices and partly from higher crude oil production at the Yates field unit.

The overall increases in segment revenues in 2007 and 2006, when compared to respective prior years, were mainly due to higher revenues from the segment’s oil and gas producing activities’ crude oil sales and natural gas liquids sales. Combined, crude oil and plant product sales revenues increased $77.9 million (14%) in 2007 compared to 2006, and $63.9 million (12%) in 2006 compared to 2005.

The year-over-year increases in revenues from the sales of natural gas liquids were driven by favorable sales price variances—the realized weighted average price per barrel increased 21% in 2007 and 13% in 2006, when compared to the respective prior year. The year-over-year increases in revenues from the sales of crude oil reflected annual increases in the realized weighted average price per barrel of 15% in both 2007 and 2006, and although total crude oil sales volumes were relatively flat in 2006 compared to 2005, sales volumes decreased 6% in 2007 compared to 2006. Average gross oil production for 2007 was 27.0 thousand barrels per day at the Yates unit, up 3% from 2006, and 27.6 thousand barrels per day at SACROC, a decline of 10% versus 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

The year-to-year decline in crude oil production at the SACROC field unit is attributable to lower observed recoveries from recent project areas and due to an intentional slow down in development pace given this reduction in recoveries. For more information on Kinder Morgan Energy Partners’ ownership interests in the net quantities of proved oil and gas reserves and its measures of discounted future net cash flows from oil and gas reserves, please see the caption titled “Supplemental Information on Oil and Gas Producing Activities (Unaudited)” in the Financial Statements and Supplementary Data included in Item 8 elsewhere in this Form 10-K.

In addition, because the CO2 – KMP segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, it mitigates this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of the hedge gains and losses for crude oil and natural gas liquids are included in the realized average price for oil. Had energy derivative contracts not been used to transfer commodity price risk, crude oil sales prices would have averaged $69.63 per barrel in 2007, $63.27 per barrel in 2006 and $54.45 per barrel in 2005. For more information on hedging activities, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

Terminals – KMP

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions, except operating statistics)		(In millions, except operating statistics)
Operating Revenues	$963.7	$599.2	$364.5	$864.8	$699.3
Operating Expenses[1]	(536.4)	(344.2)	(192.2)	(461.9)	(373.4)
Other Income[2]	6.3	3.3	3.0	15.2	-
Earnings from Equity Investments	0.6	0.6	-	0.2	0.1
Interest Income and Other Income (Expense), Net	1.0	0.7	0.3	2.1	(0.2)
Income Taxes[3]	(19.2)	(15.9)	(3.3)	(12.3)	(11.2)
Segment Earnings Before DD&A	$416.0	$243.7	$172.3	$408.1	$314.6

Operating Statistics:
Bulk Transload Tonnage (MMtons)[4]	87.1	53.4	33.7	95.1	85.5
Liquids Leaseable Capacity (MMBbl)	47.5	47.5	43.6	43.5	42.4
Liquids Utilization %	95.9%	95.9%	97.5%	96.3%	95.4%
__________
[1]
2007 and 2005 amounts include increases in expense associated with environmental liability adjustments of $2.0 million (in the seven months ended December 31, 2007) and $3.5 million, respectively. 2007 amount also includes a $25.0 million increase in expense from the settlement of certain litigation matters related to the Coral coal terminal, and a $1.2 million increase in expense associated with legal liability adjustments (both in the seven months ended December 31, 2007). 2006 amount includes a $2.8 million increase in expense related to hurricane clean-up and repair activities.

[2]
2007 and 2006 amounts include increases in income of $1.8 million (in the five months ended May 31, 2007) and $15.2 million, respectively, from property casualty gains associated with the 2005 hurricane season.

[3]	2006 amount includes a $1.1 million increase in expense associated with hurricane expenses and casualty gain.
[4]	Volumes for acquired terminals are included for 2007 and 2006.

The Terminals - KMP segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines – KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities.

Combined, the certain items described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization by $37.7 million in 2007, relative to 2006, and increased earnings before depreciation, depletion and amortization by $14.8 million in 2006, relative to 2005. The segment’s remaining $45.6 million (11%) increase in earnings before depreciation, depletion and amortization expenses in 2007 compared with 2006, and its remaining $78.7 million (25%) increase in 2006 compared to 2005, were driven by a combination of internal expansions and strategic acquisitions completed since the end of 2005. Kinder Morgan Energy Partners has made and continues to seek key terminal acquisitions in order to gain access to new markets, to complement and/or enlarge existing terminal operations, and to benefit from the economies of scale resulting from increases in storage, handling and throughput capacity.

In 2007, Kinder Morgan Energy Partners invested approximately $158.9 million to acquire terminal assets and equity investments, and its significant terminal acquisitions since the fourth quarter of 2006 included the following:

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

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

•
the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007; and

•
the terminal assets and operations acquired from Marine Terminals, Inc., which are primarily involved in the handling and storage of steel and alloys and consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama, Hertford, North Carolina, and Berkley, South Carolina. The assets were acquired effective September 1, 2007.

Combined, these operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $31.2 million, revenues of $83.9 million, operating expenses of $53.2 million and equity earnings of $0.5 million, respectively, in 2007. All of the incremental amounts represent the earnings, revenues and expenses from the acquired terminals’ operations during the additional months of ownership in 2007, and do not include increases or decreases during the same months that the assets were owned in 2006.

In 2006, Kinder Morgan Energy Partners also benefited significantly from the incremental contributions attributable to the bulk and liquids terminal businesses it acquired during 2005 and 2006. In addition to the two acquisitions acquired in the fourth quarter of 2006 and referred to above, these acquisitions included the following significant businesses:

•	the Texas Petcoke terminals, located in and around the Ports of Houston and Beaumont, Texas, acquired effective April 29, 2005;

•
three terminals acquired separately in July 2005: the Kinder Morgan Staten Island terminal, a dry-bulk terminal located in Hawesville, Kentucky and a liquids/dry-bulk facility located in Blytheville, Arkansas; and

•	all of the ownership interests in General Stevedores, L.P., which operates a break-bulk terminal facility located along the Houston Ship Channel, acquired effective July 31, 2005.

Combined, these terminal acquisitions accounted for incremental amounts of earnings before depreciation, depletion and amortization of $33.5 million, revenues of $68.8 million and operating expenses of $35.3 million, respectively, in 2006. A majority of these increases in earnings, revenues and expenses were attributable to the inclusion of the Texas petroleum coke terminals, which were acquired from Trans-Global Solutions, Inc. on April 29, 2005 for an aggregate consideration of approximately $247.2 million. The primary assets acquired included facilities and railway equipment located at the Port of Houston, the Port of Beaumont and the TGS Deepwater terminal located on the Houston Ship Channel.

For all other terminal operations (those owned during identical periods in both 2007 and 2006), earnings before depreciation, depletion and amortization expenses increased $14.4 million (4%) in 2007, and $45.2 million (14%) in 2006, when compared to the respective prior years. The increases in earnings represent net changes in terminal results at various locations, but the year-over-year increase in 2007 compared to 2006 was largely due to higher earnings in 2007 from the two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas. The two terminals continued to benefit from both recent expansions that have added new liquids tank and truck loading rack capacity since 2006, and incremental business from ethanol and biodiesel storage and transfer activity (for the entire segment, expansion projects and acquisitions completed since the end of 2006 have increased the liquids terminals’ leaseable capacity by 9%, more than offsetting a less than 1% drop in overall utilization percentage). Higher earnings in 2007 also resulted from (i) the combined operations of the Argo and Chicago, Illinois liquids terminals, due to increased ethanol throughput and incremental liquids storage and handling business; (ii) the Texas Petcoke terminals, due largely to higher petroleum coke throughput volumes at the Port of Houston facility; and (iii) the Pier IX bulk terminal, located in Newport News, Virginia, largely due to a 19% year-to-year increase in coal transfer volumes and higher rail incentives.

The increase in earnings in 2006 compared to 2005 from terminals owned during both years included higher earnings in 2006 from (i) the Pasadena and Galena Park Gulf Coast liquids terminals, driven by higher revenues, in 2006, from new and incremental customer agreements, additional liquids tank capacity from capital expansions completed at the Pasadena terminal since the end of 2005, higher truck loading rack service fees, higher ethanol throughput, and incremental revenues from customer deficiency charges; (ii) the Shipyard River terminal, located in Charleston, South Carolina, due to higher revenues from liquids warehousing and coal and cement handling; (iii) the Texas Petcoke terminals, mainly resulting from an increase in petroleum coke handling volumes; and (iv) the Lower Mississippi River (Louisiana) terminals, primarily due to

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

incremental earnings from the Amory and DeLisle Mississippi bulk terminals. The Amory terminal began operations in July 2005. The higher earnings from the DeLisle terminal, which was negatively impacted by hurricane damage in 2005, was primarily due to higher bulk transfer revenues in 2006.

Trans Mountain – KMP

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006
	(In millions, except operating statistics)		(In millions, except operating statistics)
Operating Revenues	$160.8	$98.9	$61.9	$137.8
Operating Expenses	(65.9)	(42.9)	(23.0)	(53.3)
Other Income (Expense)[1]	(377.1)	-	(377.1)	0.9
Interest Income and Other Income (Expense), Net	8.0	6.3	1.7	1.0
Income Tax Benefit (Expense)	(19.4)	(18.5)	(0.9)	(9.9)
Segment Earnings Before DD&A2	$(293.6)	$43.8	$(337.4)	$76.5

Operating Statistics:
Transport Volumes (MMBbl)	94.4	58.0	36.4	83.7
__________
[1]	Amount for the year ended December 31, 2007 and the five months ended May 31, 2007 represents a goodwill impairment expense.
[2]	Amounts for the year and the seven months ended December 31, 2007 include a $1.3 million decrease in income from an oil loss allowance.

The Trans Mountain – KMP segment includes the operations of the Trans Mountain Pipeline, which Kinder Morgan Energy Partners acquired from Knight Inc. effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the state of Washington. An additional 35,000 barrel per day expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction and is expected to be in service by late 2008.

In accordance with generally accepted accounting principles, the information in the table above reflects the results of operations for both 2007 and 2006 as though the transfer of Trans Mountain to Kinder Morgan Energy Partners had occurred at the beginning of the period (January 1, 2006).

For the year ended December 31, 2007, the Trans Mountain – KMP business segment reported a $370.1 million decrease in segment earnings before depreciation, depletion and amortization expenses, over the comparable period in 2006. The decrease was largely due to the effect of the items described in footnotes 1 and 2 in the table above.

After taking into effect the certain items described in the footnotes to the table above, segment earnings before depreciation, depletion and amortization expenses increased by $7.0 million (9%) for the year ended December 31, 2007, over the comparable period in 2006. This increase was largely due to a 13% increase in throughput volumes, in part due to the pump station expansion that came on line in April 2007.

Earnings from Our Investment in Kinder Morgan Energy Partners

The impact on our pre-tax earnings from our investment in Kinder Morgan Energy Partners during 2005, when we accounted for Kinder Morgan Energy Partners under the equity method, was as follows:

Year Ended December 31,
2005
(In millions)
General Partner Interest, Including Minority Interest in the Operating Limited Partnerships	$484.6
Limited Partner Units (Kinder Morgan Energy Partners)	32.3
Limited Partner i-units (Kinder Morgan Management)	88.5
605.4
Pre-tax Minority Interest in Kinder Morgan Management	(70.6)
Pre-tax Earnings from Investment in Kinder Morgan Energy Partners[1]	$534.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

__________
[1]
Pre-tax earnings from our investment in Kinder Morgan Energy Partners in 2005, when we accounted for Kinder Morgan Energy Partners under the equity method, was negatively impacted by approximately $63.3 million due principally to the effects of certain regulatory, environmental, litigation and inventory items on Kinder Morgan Energy Partners’ 2005 earnings.

As discussed in Note 1(B) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. The inclusion of Kinder Morgan Energy Partners as a consolidated subsidiary affects the reported amounts of our consolidated revenues and expenses and our reported segment earnings. However, after taking into account the associated minority interests, the adoption of EITF No. 04-5 has no impact on our income from continuing operations or our net income. The net impact on pre-tax earnings of our investment in Kinder Morgan Energy Partners was $412.0 million, $255.2 million and $582.9 million for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the year ended December 31, 2006, respectively.

Our pre-tax earnings from Kinder Morgan Energy Partners were positively impacted in 2007 and 2006, in part, by the positive impacts of internal growth and acquisitions on Kinder Morgan Energy Partners’ earnings and cash flows. Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2007.

Interest and Corporate Expenses, Net

	Combined Results	Successor Company	Predecessor Company
	For the Year Ended December 31, 2007	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In millions)		(In millions)
General and Administrative Expense	$(459.2)	$(175.6)	$(283.6)	$(305.1)	$(64.1)
Interest Expense, Net	(839.7)	(587.8)	(251.9)	(559.0)	(147.5)
Interest Expense – Deferrable Interest Debentures	(21.9)	(12.8)	(9.1)	(21.9)	(21.9)
Minority Interests	(128.3)	(37.6)	(90.7)	(374.2)	(50.5)
Loss on Mark-to-market Interest Rate Swaps	-	-	-	(22.3)	-
Gain on Sale of Kinder Morgan Management Shares	-	-	-	-	78.5
Contribution to Kinder Morgan Foundation	-	-	-	-	(15.0)
Other, Net	17.7	14.2	3.5	9.2	11.2
	$(1,431.4)	$(799.6)	$(631.8)	$(1,273.3)	$(209.3)

“Interest and Corporate Expenses, Net” was an expense of $1,431.4 million for the year ended December 31, 2007, compared to an expense of $1,273.3 million for the year ended December 31, 2006. The increase in net expenses was principally due to (i) general and administrative expense related to the Going Private transaction and expenses incurred in connection with other asset sales transactions and (ii) increase in total interest expense resulting primarily from increased debt levels, including the additional debt incurred in the Going Private transaction and to a lesser extent, increased interest rates.

“Interest and Corporate Expenses, Net” was an expense of $1,273.3 million for the year ended December 31, 2006, compared to an expense of $209.3 million for the year ended December 31, 2005. The increase in net expenses was principally due to (i) the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements beginning January 1, 2006 due to our adoption of EITF No. 04-5 (see Note 1(B) of the accompanying Notes to Consolidated Financial Statements) and (ii) the acquisition of Terasen on November 30, 2005 (see Note 4 of the accompanying Notes to Consolidated Financial Statements).

The $154.1 million increase in general and administrative expense in 2007, relative to 2006, was due to the combined effect of (i) $119.1 million of general and administrative expense related to the Going Private transaction and expenses incurred in connection with other asset sales transactions, substantially all of which was incurred in the five months ended May 31, 2007, (ii) a $40.3 million increase in general and administrative expense of Kinder Morgan Energy Partners and (iii) a $5.3 million decrease in other general and administrative expense.

The $241.0 million increase in general and administrative expense in 2006, relative to 2005, was due to (i) $238.4 million of general and administrative expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5 and, (ii) a $2.6 million increase in other general and administrative expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

The $280.7 million increase in total interest expense in 2007, relative to 2006, was due to (i) a $59.8 million increase in interest expense of Kinder Morgan Energy Partners and (ii) a $220.9 million increase in other interest expense resulting primarily from increased debt levels, including the additional debt incurred in the Going Private transaction, which affects the interest expense in the seven months ended December 31, 2007 and, to a lesser extent, from increased interest rates.

The $411.5 million increase in total interest expense in 2006, relative to 2005, was due to (i) $332.0 million of interest expense of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) $63.9 million increase in interest expense resulting from (1) interest on Terasen’s existing debt, including debt issued in 2006 and (2) interest on incremental debt issued during the fourth quarter of 2005 to acquire Terasen and (iii) a $15.6 million increase in other interest expense resulting from higher effective interest rates, partially offset by lower debt balances.

The $245.9 million decrease in minority interests in 2007, relative to 2006, was due to (i) a $232.0 million decrease in minority interests of Kinder Morgan Energy Partners, (ii) a $13.0 million decrease in minority interests of Kinder Morgan Management and (iii) a $0.9 million decrease in other minority interests, principally Triton Power.

The $323.7 million increase in minority interests in 2006, relative to 2005, was due to (i) $300.8 million of minority interests of Kinder Morgan Energy Partners being included in our consolidated financial statements due to our adoption of EITF No. 04-5, (ii) a $21.0 million increase in minority interests of Kinder Morgan Management and (iii) a $1.9 million increase in other minority interests, principally Triton Power.

During the first quarter of 2006, we recorded a pre-tax charge of $22.3 million ($14.1 million after tax) related to the financing of the Terasen acquisition. The charge was necessary because certain hedges put in place related to the debt financing for the acquisition did not qualify for hedge treatment under Generally Accepted Accounting Principles, thus requiring that they be marked-to-market, resulting in a non-cash charge to income. These hedges have now been effectively terminated (see Note 11 of the accompanying Notes to Consolidated Financial Statements).

During 2005, we sold a total of 5.7 million Kinder Morgan Management shares that we owned, receiving net proceeds of $254.8 million. In conjunction with these sales, we recorded pre-tax gains of $78.5 million (see Note 5 of the accompanying Notes to Consolidated Financial Statements).

Income Taxes – Continuing Operations

The income tax provision increased from $285.9 million in 2006 to $362.9 million in 2007, an increase of $77.0 million (27%). Decreases in the income tax provision of (i) $175.3 million due to a reduction in pre-tax income from continuing operations of $507.5 million and (ii) $4.7 million related to Kinder Morgan Management minority interest were more than offset by increases of (i) $128.5 million related to the Trans mountain pretax impairment of $377.1 million, which is not deductible for tax purposes, (ii) $3.5 million attributable to the net tax effects of consolidating Kinder Morgan Energy Partners’ United States income tax provision, (iii) $38.0 million due to the fact that the 2006 provision included a reduction in the effective tax rate applied to previously recorded net deferred tax liabilities, (iv) $30.7 million due to the fees incurred in the Going Private transaction, which are not deductible for tax purposes, (v) $28.5 million due to the reduction of tax benefit associated with the Terasen Inc. acquisition financing structure, (vi) $13.4 million due to foreign earnings subject to different tax rates, and (vii) $14.4 million attributable to various other items.

The income tax provision decreased from $337.1 million in 2005 to $285.9 million in 2006, a decrease of $51.2 million (15%) due principally to (i) a reduction of $45.1 million resulting from a favorable financing structure utilized in the Terasen acquisition, (ii) a reduction of $38.0 million due to the impact of applying a lower effective tax rate on previously recorded net deferred tax liabilities, (iii) an increase of $22.7 million due to foreign earnings subject to different tax rates, (iv) an increase of $12.7 million attributable to the net tax effects of consolidating Kinder Morgan Energy Partners, L.P.’s income tax provision, (v) an increase of $6.8 million due to an increase in pre-tax income from continuing operations of $35.0 million and (vi) an increase of $7.5 million related to Kinder Morgan Management minority interest and (vii) a decrease of $17.8 million attributable to various other items.

See Note 9 of the accompanying Notes to Consolidated Financial Statements for additional information on income taxes.

Income Taxes – Realization of Deferred Tax Assets

A capital loss carryforward can be utilized to reduce capital gain during the five years succeeding the year in which a capital loss is incurred. We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. We recorded a book gain on this disposition of $55.7 million in the second quarter of 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately, $223.3 million of the Terasen Inc. capital loss will be utilized to reduce capital gain principally associated with the sale of our U.S.-based retail natural gas operations resulting in a tax benefit of approximately $82.2 million during 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

At December 31, 2007, we have a capital loss carryforward of $775.1 million, of which the full amount will be utilized to reduce capital gain associated with the sale of our 80% ownership interest in our NGPL business segment and other dispositions, resulting in a tax benefit of approximately $279.5 million. No valuation has been provided with respect to our capital loss carryforward as we believe future realization of this deferred tax asset is more likely than not.

Discontinued Operations

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. Due to the fair market revaluation resulting from the Going Private transaction (see Note 1(B) of the accompanying Notes to Consolidated Financial Statements), the consideration Kinder Morgan Energy Partners received from the sale of its North System was equal to our carrying value, therefore no gain or loss was recorded on this disposal transaction.

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

On May 17, 2007, we completed a transaction to sell Terasen Inc. to Fortis, Inc., a Canada-based company, for approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. Terasen Inc.’s principal assets include Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc. The sale did not include assets of Kinder Morgan Canada (formerly Terasen Pipelines). We recorded a gain on this disposition of $55.7 million in the second quarter of 2007. Based on a revised estimate of the fair values of this reporting unit derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the fourth quarter of 2006. (See Note 6 of the accompanying Notes to Consolidated Financial Statements.)

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs) in the first quarter of 2007. Incremental losses of approximately $9.1 million were recorded in the third quarter of 2007 to reflect final working capital adjustments. An incremental tax benefit of $3.3 million related to these adjustments was recorded as an adjustment to the capital loss carryforward associated with the Terasen Inc. sale. See Note 9 of the accompanying Notes to Consolidated Financial Statements for additional information regarding our income taxes.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the above-mentioned operations have been reclassified to discontinued operations for all periods presented. Note 7 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service and capital expenditures. In addition to these requirements, Kinder Morgan Energy Partners requires cash for the quarterly distributions to its public common unitholders. Our capital expenditures (other than sustaining capital expenditures) are discretionary and for 2008 are currently expected to be approximately $3.3 billion in expansion capital expenditures (including Kinder Morgan Energy Partners’ share of capital expenditures for both Rockies Express and Midcontinent Express natural gas pipeline projects) of which $28.5 million is associated with our NGPL business segment (see Note 1(M) of the accompanying Notes to Consolidated Financial Statements). We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our revolving credit facility or by issuing long-term notes. Kinder Morgan Energy Partners could meet its cash requirements (i) with cash from operations, (ii) through borrowings under its revolving credit facility or by issuing short-term commercial paper or long-term notes (except with respect to quarterly cash distributions) or (iii) by selling additional units for cash.

Invested Capital

Our net debt to total capital decreased in 2007 principally the result of (i) a net increase of approximately $2.7 billion in common equity, excluding accumulated other comprehensive loss, resulting from the Going Private transaction, (ii) an approximate $2.8 billion reduction in net debt due to the sales of Terasen Inc. and Terasen Pipelines (Corridor) Inc. and (iii) approximately $305.0 million of payments made on senior notes of Knight Inc. These decreases were partially offset by (i) a

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

net of $4.5 billion of additional borrowings under our new $5.755 billion credit agreement primarily used to finance the Going Private transaction and (ii) increased debt by Kinder Morgan Energy Partners. See “Significant Financing Transactions” following for additional discussion regarding these financing transactions. Our ratio of net debt to total capital increased in 2006 compared to 2005 due to our adoption of EITF No. 04-5, which resulted in the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements beginning January 1, 2006. Although the total debt on our consolidated balance sheet increased as a result of including Kinder Morgan Energy Partners’ debt balances with ours, Knight Inc. has not assumed any additional obligations with respect to Kinder Morgan Energy Partners’ debt. See Note 1(B) of the accompanying Notes to Consolidated Financial Statements for information regarding EITF No. 04-5.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under “Significant Financing Transactions” following. In addition to our results of operations, these balances are affected by our financing activities as discussed following.

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006	2005
	(Dollars in millions)	(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$14,714.6	$10,623.9	$6,286.8
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.1	283.6	283.6
Preferred Interest in General Partner of KMP	100.0
Capital Securities	-	106.9	107.2
Value of Interest Rate Swaps[1]	199.7	46.4	51.8
	15,297.4	11,060.8	6,729.4
Minority Interests	3,314.0	3,095.5	1,247.3
Common Equity, Excluding Accumulated Other Comprehensive Loss	8,069.2	3,657.5	4,051.4
	26,680.6	17,813.8	12,028.1
Value of Interest Rate Swaps	(199.7)	(46.4)	(51.8)
Capitalization	26,480.9	17,767.4	11,976.3
Short-term Debt, Less Cash and Cash Equivalents[2]	819.3	2,046.7	841.4
Invested Capital	$27,300.2	$19,814.1	$12,817.7

Capitalization:
Outstanding Notes and Debentures	55.5%	59.8%	52.5%
Minority Interests	12.5%	17.4%	10.4%
Common Equity	30.5%	20.6%	33.8%
Deferrable Interest Debentures Issued to Subsidiary Trusts	1.1%	1.6%	2.4%
Preferred Interest in General Partners of KMP	0.4%	-%	-%
Capital Securities	-%	0.6%	0.9%

Invested Capital:
Net Debt[3,4]	56.9%	63.9%	55.6%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Preferred Interest in General Partners of KMP, Capital Securities and Minority Interests	43.1%	36.1%	44.4%
__________
[1]	See “Interest Rate Swaps” following.
[2]	Cash and cash equivalents netted against short-term debt were $148.6 million, $129.8 million and $116.6 million at December 31, 2007, 2006 and 2005, respectively.
[3]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.
[4]
Our ratio of net debt to invested capital at December 31, 2007 and 2006, not including the effects of consolidating Kinder Morgan Energy Partners (effective January 1, 2006), was 45.6% and 56.2%, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Except for Kinder Morgan Energy Partners and its subsidiaries, we employ a centralized cash management program that essentially concentrates the cash assets of our subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing. Our centralized cash management program provides that funds in excess of the daily needs of our subsidiaries be concentrated, consolidated, or otherwise made available for use by other entities within our consolidated group. We place no restrictions on the ability to move cash between entities, payment of intercompany balances or the ability to upstream dividends to parent companies other than restrictions that may be contained in agreements governing the indebtedness of those entities; provided that neither we nor our subsidiaries (other than Kinder Morgan Energy Partners and its subsidiaries) have rights with respect to the cash of Kinder Morgan Energy Partners or its subsidiaries except as permitted by Kinder Morgan Energy Partners’ partnership agreement.

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

	At December 31, 2007		At February 29, 2008
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions)
Credit Facilities:
Knight Inc.[1]
$1.0 billion, six-year secured revolver, due May 2013	$299.0	$558.0	$-	$857.0

Commercial Paper:
Kinder Morgan Energy Partners[2]
$1.85 billion, five-year unsecured revolver, due August 2010	$589.1	$723.1	$589.6	$682.4
_________
[1]
On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan, Inc.’s secured senior debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt related to the proposed transaction. On April 11, 2007 and May 30, 2007, Fitch and Moody’s Investor Services lowered their ratings to BB and Ba2, respectively, also related to the transaction. Following the sale of an 80% ownership interest in our NGPL business segment on February 15, 2008 (see Note 1(M) of the accompanying Notes to Consolidated Financial Statements), Standard & Poor’s Rating Services upgraded Knight Inc.’s secured senior debt to BB, and Fitch upgraded its rating to BB+. Because we have a non-investment grade credit rating, we no longer have access to the commercial paper market. As a result, we are currently utilizing our $1.0 billion revolving credit facility for Knight Inc.’s short-term borrowing needs.

As discussed following, the loan agreements we had in place prior to the Going Private transaction were cancelled and replaced with a new loan agreement. Our indentures related to publicly issued notes do not contain covenants related to maintenance of credit ratings. Accordingly, no such covenants were impacted by the downgrade in our credit ratings occasioned by the Going Private transaction.

[2]
On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan Energy Partners’ unsecured senior debt was downgraded to BBB by Standard & Poor’s Rating Services due to the anticipated increase in our unsecured senior debt related to the proposed transaction. Kinder Morgan Energy Partners’ debt was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007 and, upon completion of the Going Private transaction, was downgraded from Baa1 to Baa2 by Moody’s Investors Service.

These facilities can be used for the respective entity’s general corporate or partnership purposes. Kinder Morgan Energy Partners’ facility is also used as backup for its commercial paper program. These facilities include financial covenants and events of default that are common in such arrangements. The terms of these credit facilities are discussed in Note 10 of the accompanying Notes to Consolidated Financial Statements.

Our current maturities of long-term debt of $79.8 million at December 31, 2007 represent (i) $5.0 million of our 6.50% Series Debentures due September 1, 2013, (ii) $12.5 million of our floating rate Tranche A term loan facility, (iii) $41.3 million of

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

our floating rate Tranche B term loan facility, (iv) $9.9 million of a 5.40% long-term note of Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company due March 31, 2008, (v) $6.2 million of Kinder Morgan Texas Pipeline, L.P.’s 5.23% Series Notes due January 2, 2014 and (vi) $5.0 million of Central Florida Pipe Line LLC’s 7.84% Series Notes due on July 23, 2008. On February 15, 2008, the Tranche A and Tranche B term loans were paid off in their entirety. See Note 19 of the accompanying Notes to Consolidated Financial Statements. Apart from our restricted deposits, including approximately $3.0 billion classified as held for sale as of December 31, 2007, and subsequently used to pay down debt at the close of the sale of an 80% ownership interest in our NGPL business segment in February 2008 (see Note 5 of the accompanying Notes to Consolidated Financial Statements), notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represent an additional short-term obligation of $1,386.2 million at December 31, 2007. Given our expected cash flows from operations, our unused debt capacity as discussed preceding, including our credit facilities, our proceeds from the sale of assets and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

Significant Financing Transactions

In March 2008, Kinder Morgan Energy Partners completed a public offering of 5,750,000 of its common units at a price of $57.70 per unit, including common units sold pursuant to the underwriters’ over-allotment option, less commissions and underwriting expenses. Kinder Morgan Energy Partners received net proceeds of $324.2 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program.

On February 21, 2008, we commenced a cash tender offer to purchase up to $1.6 billion of Knight Inc.’s outstanding debt securities. In March 2008, we paid $1.6 billion in cash to repurchase $1.67 billion par value of debt securities. Proceeds from the completed sale of an 80% ownership interest in our NGPL business segment were used to fund this debt security purchase.

On February 14, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.92 per common unit for the quarterly period ended December 31, 2007, of which $143.4 million was paid to the public holders of Kinder Morgan Energy Partners’ common units. The distributions were declared on January 16, 2008, payable to unitholders of record as of January 31, 2008. See Note 1(X) of the accompanying Notes to Consolidated Financial Statements.

On February 12, 2008, Kinder Morgan Energy Partners completed a public offering of senior notes. Kinder Morgan Energy Partners issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018 and $300 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and Kinder Morgan Energy Partners used the proceeds to reduce the borrowings under its commercial paper program.

On February 12, 2008, Kinder Morgan Energy Partners completed an offering of 1,080,000 of its common units at a price of $55.65 per unit in a privately negotiated transaction. Kinder Morgan Energy Partners received net proceeds of $60.1 million for the issuance of these 1,080,000 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

On January 16, 2008, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on February 18, 2008 to shareholders of record as of January 31, 2008. On October 17, 2007, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Cumulative Preferred Stock of approximately $25.684 per share which was paid on November 18, 2007 to shareholders of record as of October 31, 2007.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

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

As discussed in Note 7 of the accompany Notes to Consolidated Financial Statements, On March 5, 2007 we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. and on February 26, 2007, we entered into a definitive agreement to sell Terasen Inc., which includes the assets of Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc. These transactions closed on June 15, 2007 and May 17, 2007, respectively. Our consolidated debt was reduced by the debt balances of Terasen Inc. and Terasen Pipelines (Corridor) Inc. of approximately $2.9 billion, including the Capital Securities, as a result of these sales transactions. For the period from January 1, 2007 to May 17, 2007, average borrowings under TGVI’s C$350 million credit facility were $255.1 million at a weighted-average rate of 4.43%. For the period from January 1, 2007 to May 17, 2007, average borrowings under the C$20 million demand facility were $3.3 million at a weighted-average rate of 5.31%.

On May 30, 2007, investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, completed the Going Private transaction. As of the closing date of the Going Private transaction, Kinder Morgan, Inc. had 149,316,603 common shares outstanding, before deducting 15,030,135 shares held in treasury. The Going Private transaction, including associated fees and expenses, was financed through (i) $5.0 billion in new equity financing from private equity funds and other entities providing equity financing, (ii) approximately $2.9 billion from rollover investors, who were certain current or former directors, officers or other members of management of Kinder Morgan, Inc. (or entities controlled by such persons) that directly or indirectly reinvested all or a portion of their equity interests in Kinder Morgan, Inc. and/or cash in exchange for equity interests in Knight Holdco LLC, the parent of the surviving entity of the Going Private transaction, (iii) approximately $4.8 billion of new debt financing, (iv) approximately $4.5 billion of our existing indebtedness (excluding debt of Terasen Pipelines (Corridor) Inc., which was divested on June 15, 2007) and (v) $1.7 billion of cash on hand resulting from the sale of our U.S.-based and Canada-based retail natural gas distribution operations (see preceding discussion under “Discontinued Operations”). In connection with the Going Private transaction, on May 30, 2007, we filed a certificate with the State of Kansas changing the total number of shares of all classes of stock that can be authorized for issuance under our restated articles of incorporation, as amended, to 100 shares of common stock having a par value of $0.01 per share. On May 30, 2007, we issued 100 shares of our common stock to Knight Midco Inc. After the Going Private transaction was completed, Kinder Morgan, Inc. changed its name to Knight Inc. and its shares were delisted from the New York Stock Exchange. Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted the carrying value of our long-term debt securities to reflect their fair values at the time of the Going Private transaction and the adjustments are being amortized over the remaining lives of the debt securities. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” in the accompanying Consolidated Balance Sheet at December 31, 2007 were $93.5 million and $1.2 million, representing a decrease to the carrying value of our long-term debt and an increase in the value of our interest rate swaps, respectively.

On May 30, 2007, we terminated our $800 million five-year credit facility dated August 5, 2005 and entered into a $5.755 billion credit agreement with a syndicate of financial institutions and Citibank, N.A., as administrative agent. The senior secured credit facilities consist of the following:

•	a $1.0 billion senior secured Tranche A term loan facility with a term of six years and six months (subsequently retired, see below);

•	a $3.3 billion senior secured Tranche B term loan facility, with a term of seven years (subsequently retired, see below);

•	a $455 million senior secured Tranche C term loan facility with a term of three years (subsequently retired, see below) and

•
a $1.0 billion senior secured revolving credit facility with a term of six years. This revolving credit facility includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans.

The credit agreement permits one or more incremental increases under the revolving credit facility or an addition of new term facilities in an aggregate amount of up to $1.5 billion, provided certain conditions are met. Such additional capacity is uncommitted. Additionally, the revolving credit facility allows for one or more swingline loans from Citibank, N.A., in its individual capacity, up to an aggregate amount of $50.0 million provided certain conditions are met.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Our obligations under the credit agreement and certain existing notes issued by us and Kinder Morgan Finance Company, ULC, the sale of which were registered under the Securities Act of 1933, as amended, are secured, subject to specified exceptions, by a first-priority lien on all the capital stock of each of our wholly owned subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and by perfected security interests in, and mortgages on, substantially all of our and our subsidiaries’ tangible and intangible assets (including, without limitation, accounts (other than deposit accounts or other bank or securities accounts), inventory, equipment, investment property, intellectual property, other general intangibles, material fee-owned real property (other than pipeline assets and any leasehold property) and proceeds of the foregoing). None of the assets of Kinder Morgan G.P., Inc., Kinder Morgan Management, Kinder Morgan Energy Partners or their respective subsidiaries are pledged as security as part of this financing.

In June 2007, we repaid the borrowings outstanding under the Tranche C term facility. At December 31, 2007, we had approximately $4.2 billion outstanding under the term loan facilities at a weighted-average interest rate of 6.32%. On February 15, 2008, the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans and amounts outstanding at the time under our $1.0 billion revolving credit facility, on a combined basis totaling approximately $4.6 billion, were paid off with proceeds from the closing of the sale of an 80% ownership interest in our NGPL business segment. At February 29, 2008, we had no borrowings outstanding under the term loan facilities.

Loans under the revolving credit facility will bear interest, at Knight Inc.’s option, at:

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

The applicable margin for the revolving credit facility is subject to decrease pursuant to a leverage-based pricing grid. In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility. The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of our wholly owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract. Voluntary prepayments can be made at any time on revolving credit loans and swingline loans, in each case without premium or penalty, and on LIBOR Loans (as defined in the credit agreement) on the interest payment date without premium or penalty.

On November 14, 2007, Kinder Morgan Management made a distribution of 0.017686 of its shares per outstanding share (1,258,778 total shares) to shareholders of record as of October 31, 2007, based on the $0.88 per common unit distribution declared by Kinder Morgan Energy Partners. On February 14, 2008, Kinder Morgan Management made a distribution of 0.017312 of its shares per outstanding share (1,253,951 total shares) to shareholders of record as of January 31, 2008, based on the $0.92 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners’ cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 4,430,806, 4,383,303 and 3,760,732 shares in the years ended December 31, 2007, 2006 and 2005, respectively.

On May 15, 2007, Kinder Morgan Management sold 5.7 million of its listed shares in a registered offering. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners. Kinder Morgan Energy Partners used the net proceeds of approximately $298 million to reduce its outstanding commercial paper debt. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that Kinder Morgan Energy Partners did not already own (see Note 4 of the accompanying Notes to Consolidated Financial Statements). As part of Kinder Morgan Energy Partners’ purchase price, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note and, as of December 31, 2007, the outstanding balance under the note was $43.9 million.

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

In August 2006, Kinder Morgan Energy Partners issued, in a public offering, 5,750,000 common units, including common units sold pursuant to an underwriters’ over-allotment option, at a price of $44.80 per unit, less commissions and underwriting expenses. Kinder Morgan Energy Partners received net proceeds of approximately $248.0 million for the issuance of these 5,750,000 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

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

On December 9, 2005, Kinder Morgan Finance Company, ULC, a wholly owned subsidiary of Knight Inc., issued $750 million of 5.35% senior notes due 2011, $850 million of 5.70% senior notes due 2016 and $550 million of 6.40% senior notes due 2036. Each series of these notes is fully and unconditionally guaranteed by Knight Inc. on a senior unsecured basis as to principal, interest and any additional amounts required to be paid as a result of any withholding or deduction for Canadian taxes. The proceeds of approximately $2.1 billion, net of underwriting discounts and commissions, were ultimately distributed to repay in full the bridge facility incurred to finance the cash portion of the consideration for Knight Inc.’s acquisition of Terasen. These notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933. In February 2006, Kinder Morgan Finance Company, ULC exchanged these notes for substantially identical notes that have been registered under the Securities Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

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

On November 23, 2005, 1197774 Alberta ULC, a wholly owned subsidiary of Knight Inc., entered into a 364-day credit agreement, with Knight Inc. as guarantor, which provides for a committed credit facility in the Canadian dollar equivalent of US$2.25 billion. This credit facility was used to finance the cash portion of the acquisition of Terasen (see Items 1 and 2 “Business and Properties”). Under this bank facility, a facility fee was required to be paid based on the total commitment, whether used or unused, at a rate that varies based on Knight Inc.’s senior debt rating. On November 30, 2005, 1197774 Alberta ULC borrowed approximately $2.1 billion under this facility to finance the cash portion of the acquisition of Terasen. The facility was terminated when the loan was repaid on December 9, 2005 after permanent financing was obtained as discussed further in this section. Interest paid during 2005 under this credit facility was $1.9 million.

On September 13, 2005, we made a $5.0 million payment on our 6.50% Series Debentures, Due 2013.

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

NGPL PipeCo LLC Debt

On December 21, 2007, NGPL PipeCo LLC (“PipeCo”), which at that time was an indirect wholly owned subsidiary of Knight Inc., issued $1,250,000,000 aggregate principal amount of 6.514% senior notes due December 15, 2012, $1,250,000,000 aggregate principal amount of 7.119% senior notes due December 15, 2017 and $500,000,000 aggregate principal amount of 7.768% senior notes due December 15, 2037. The notes were sold in a private placement to a syndicate of investment banks led by Lehman Brothers Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The notes are the senior unsecured obligations of PipeCo and rank equally in right of payment with any of PipeCo’s future unsecured senior debt. The 2012, 2017 and 2037 senior notes are redeemable in whole or in part, at PipeCo’s option at any time, at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium. The net proceeds from the notes were held in escrow pending the closing of the sale by us of an 80% ownership interest in our NGPL business segment (see Note 1(M) of the accompanying Notes to Consolidated Financial Statements), at which time the net proceeds were released to PipeCo, prior to the consummation of the transaction, and were used to repay debt owed to Knight Inc. Remaining proceeds after repayment of the debt were distributed to Knight Inc. as a dividend. Following the consummation of the transaction, PipeCo owns the assets and businesses comprising the NGPL business segment, and is owned by Myria (80%) and us (20%). Because of the subsequent sale of an 80% ownership interest in our NGPL business segment, of the $3.0 billion outstanding balance on these senior notes at December 31, 2007, 80% has been included within the caption “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” and 20% as a reduction of the caption “Investments: Other” in our accompanying Consolidated Balance Sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Rockies Express Pipeline LLC

Effective June 30, 2006, West2East Pipeline LLC (and its subsidiary Rockies Express Pipeline LLC was deconsolidated and subsequently is accounted for under the equity method of accounting (See Note 4 of the accompanying Notes to Consolidated Financial Statements). Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express Pipeline LLC’s (i) $2.0 billion five-year, unsecured revolving credit facility, due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

On September 20, 2007, Rockies Express Pipeline LLC closed an unregistered Rule 144A offering of $600 million in principal amount of senior unsecured floating rate notes. The notes have a maturity date of August 20, 2009, and interest on these notes is paid and computed quarterly on an interest rate of three-month LIBOR plus a spread. Upon issuance of the notes, Rockies Express Pipeline LLC entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and a maturity date of August 20, 2009.

On April 28, 2006, Rockies Express Pipeline LLC entered into a $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011. This credit facility supports a $2.0 billion commercial paper program that was established in May 2006, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. This facility can be amended to allow for borrowings up to $2.5 billion. Borrowings under the Rockies Express Pipeline LLC credit facility and commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses, and the borrowings do not reduce the borrowings allowed under our credit facilities described elsewhere in this report.

In addition to the $600 million in senior notes, as of December 31, 2007, Rockies Express Pipeline LLC had $1,625.4 million of commercial paper outstanding with an average interest rate of approximately 5.50%, and there were no borrowings under its five-year credit facility. Accordingly, as of December 31, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC’s debt was $1,135.0 million (51% of total borrowings).

Interest Rate Swaps

As of December 31, 2007, we and our subsidiary, Kinder Morgan Energy Partners, were party to interest rate swap agreements with notional principal amounts of $275 million and $2.3 billion, respectively, for a consolidated total of $2.575 billion. The fair value of our interest rate swaps as of December 31, 2007 was $139.7 million and is included in the accompanying Consolidated Balance Sheet within the caption “Deferred Charges and Other Assets.” Additionally, on March 7, 2008, we terminated an interest rate swap agreement having a notional value of $275 million associated with Kinder Morgan Finance Company, ULC’s 6.40% senior notes due 2036. We paid approximately $2.5 million to exit our position in this swap agreement, which amount will be amortized to interest expense over the period that the 6.40% debentures remain outstanding.

All of our interest rate swap agreements and those of our subsidiary, Kinder Morgan Energy Partners, have a termination date that corresponds to the maturity date of one of the associated series of senior notes and, as of December 31, 2007, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038. In addition, certain of our swap agreements contain mutual cash-out provisions that allow us or our counterparties to settle the agreement at certain future dates before maturity based on the then-economic value of the swap agreement.

We are exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of December 31, 2007, all of our interest rate swap agreements were with counterparties with investment grade credit ratings.

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements. These hedging relationships are accounted for as fair value hedges under SFAS No. 133. Prior to the Going Private transaction, all of our interest rate swaps qualified for the “short-cut” method prescribed in SFAS No. 133 for qualifying fair value hedges. Accordingly, the carrying value of the swap was adjusted to its fair value as of the end of each reporting period, and an offsetting entry was made to adjust the carrying value of the debt securities whose fair value was being hedged. We recorded interest expense equal to the floating rate payments, which was accrued monthly and paid semi-annually.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

In connection with the Going Private transaction, all of our debt was recorded on our balance sheet at fair value and, except for Terasen Pipelines (Corridor) Inc.’s outstanding interest rate swap agreements classified as held for sale, all of our interest rate swaps were re-designated as fair value hedges effective June 1, 2007. Because these swaps did not have a fair value of zero as of June 1, 2007 they did not meet the requirements for the “short-cut” method of assessing their effectiveness. Accordingly, subsequent changes in the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. Any hedge ineffectiveness resulting from the difference between the change in fair value of the interest rate swap and the change in fair value of the hedged debt instrument is recorded as interest expense in the current period. During the seven months ended December 31, 2007, no hedge ineffectiveness related to these hedges was recognized. Interest expense equal to the floating rate payments is accrued monthly and paid semi-annually.

As of December 31, 2006, we, and our subsidiary Kinder Morgan Energy Partners, were party to interest rate swap agreements with notional principal amounts of $2.325 billion and $2.1 billion, respectively, for a consolidated total of $4.425 billion. In addition, we were a party to interest rate swap agreements in Canada with notional principal amounts of C$609 million.

During the five months ended May 31, 2007, our subsidiary Kinder Morgan Energy Partners entered into additional fixed-to-floating interest rate swap agreements associated with its $600 million of 5.95% senior notes due February 15, 2008 with a combined notional principal of $500 million. Also during the five months ended May 31, 2007, we, and our subsidiary Kinder Morgan Energy Partners, terminated interest rate swaps with a notional value of $900 million and $100 million, respectively. The termination of these swaps resulted in a net gain of $52 million that was amortized to interest expense over the periods in which the hedged interest payments were forecasted to occur. In connection with the Going Private transaction, our portion of the unamortized gain as of May 31, 2007 was removed from the books in purchase accounting and will not impact our interest expense subsequent to the closing of the Going Private transaction.

During the seven months ended December 31, 2007, interest rate swap agreements with a notional amount of $200 million matured on the same day as the corresponding hedged debt, the $250 million of 5.35% senior notes, became due at Kinder Morgan Energy Partners. Also during the seven months ended December 31, 2007, we terminated interest rate swaps with a notional value of $1.15 billion. The termination of these swaps resulted in a net gain of $24.5 million that is being amortized to interest expense over the periods in which the hedged interest payments were forecasted to occur. The total unamortized net gain on the termination of interest rate swaps of $30.3, including the portion of gain at Kinder Morgan Energy Partners that we do not own, is included within the caption “Long-term Debt: Value of Interest Rate Swaps” in the accompanying Balance Sheet December 31, 2007. The swaps denominated in Canadian dollars were sold as part of the respective sales of Terasen Inc. and Terasen Pipelines (Corridor) Inc. (see Note 7 of the accompanying Notes to Consolidated Financial Statements) in May and June 2007, respectively.

We recognized a one time non-cash, after-tax loss of approximately $14 million in the first quarter of 2006 from changes in the fair value of our receive-fixed-rate, pay-variable rate U.S. dollar to Canadian dollar cross-currency interest rate swaps from January 1, 2006 to the termination of the agreements to reflect the strengthening of the Canadian dollar versus the U.S. dollar.

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the seven months ended December 31, 2007, the five months ended May 31, 2007 or during 2006. The effective portion of the changes in fair value of these swap transactions are reported as a cumulative translation adjustment under the caption “Accumulated Other Comprehensive Loss” in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006.

In December 2005 we entered into receive-fixed-rate, pay-fixed-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements having a combined notional value of C$1,240 million. These derivative instruments were designated as hedges of our net investment in Canadian operations in accordance with SFAS No. 133. Also in December 2005, we entered into three receive-fixed-rate, pay-variable-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements having a combined notional value of C$1,254 million. These derivative instruments did not qualify for hedge accounting under SFAS No. 133. In February 2006 we entered into a series of transactions to effectively terminate the receive-fixed-rate, pay-variable-rate swaps and entered into a series of receive-fixed-rate, pay-fixed-rate swaps with the same notional value. The new derivative instruments were designated as hedges of our net investment in Canadian operations in accordance with SFAS No. 133. We recognized a one time non-cash, after-tax loss of approximately $14 million in the first quarter of 2006 from changes in the fair value of our receive-fixed-rate, pay-variable rate U.S. dollar to Canadian dollar cross-currency interest rate swaps from January 1, 2006 to the termination of the agreements to reflect the strengthening of the Canadian dollar versus the U.S. dollar.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Due to the divestiture of a significant portion of our Canadian operations (see Note 7 of the accompanying Notes to Consolidated Financial Statements), we terminated approximately C$250 million and C$1,963 million of our cross-currency interest rate swaps during the seven months ended December 31, 2007 and the five months ended May 31, 2007, respectively. We paid a total of approximately US$43.2 million and US$151.3 million, respectively, to terminate these swaps. The portion of accumulated losses on these hedges relating to the disposed Canadian operations was included in the corresponding gain or loss on sale calculation for each asset group divested. The combined notional value of our remaining cross-currency interest rate swaps at December 31, 2007 is approximately C$281.6 million. The fair value of these swaps as of December 31, 2007 and 2006 is a liability of US$51.2 million and US$69.7 million, respectively.

Off-Balance Sheet Arrangements

We have invested in entities that are not consolidated in our financial statements. Our obligations with respect to these investments, as well as Kinder Morgan Energy Partners’ obligation with respect to a letter of credit, are summarized following.

	Off-Balance Sheet Arrangements At December 31, 2007
Entity	Investment Amount		Investment Percent	Entity Assets[1]	Entity Debt		Our Debt Responsibility
	(Millions of Dollars)
Ft. Lupton Power Plant	$53.5	[2]	49.5%	$127.4	$38.3	[3]	$-
Express System	402.1		33.3%	942.6	416.7	[3]	-
Horizon Pipeline Company[4]	14.6		50%	87.1	49.5	[3]	-
Plantation Pipeline Company	351.4		51%	264.6	175.3	[3]	-
Red Cedar Gathering Company	135.6		49%	261.4	100.0	[3]	-
Cortez Pipeline Company	14.2		50%	79.9	157.3		78.7	[5]
West2East Pipeline LLC[7]	191.9		51%	2,730.2	2,225.4		1,135.0	[6]
Midcontinent Express Pipeline LLC	63.0		50.0%	136.8	-		97.7	[8]
Nassau County, Florida Ocean Highway and Port Authority	N/A		N/A	N/A	N/A		22.5	[9]
__________
[1]	At recorded value, in each case consisting principally of property, plant and equipment.
[2]	Does not include any portion of the goodwill recognized in conjunction with the 1998 acquisition of the Thermo Companies.
[3]	Debtors have recourse only to the assets of the entity, not to the owners.
[4]	Included in the caption “Assets Held for Sale, Non-current” in the accompanying Consolidated Balance Sheet.
[5]
Kinder Morgan Energy Partners is severally liable for its percentage ownership share of the Cortez Pipeline Company debt. As of December 31, 2007, Shell Oil Company shares Kinder Morgan Energy Partners’ several guaranty obligations jointly and severally for $64.3 million of Cortez’s debt balance; however, Kinder Morgan Energy Partners is obligated to indemnify Shell for liabilities it incurs in connection with such guaranty. Accordingly, as of December 31, 2007 Kinder Morgan Energy Partners has a letter of credit in the amount of $37.5 million issued by JP Morgan Chase, in order to secure its indemnification obligations to Shell for 50% of the Cortez debt balance of $64.3 million.

Further, pursuant to a Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company are required to contribute capital to Cortez in the event of a cash deficiency. The agreement contractually supports the financings of Cortez Capital Corporation, a wholly owned subsidiary of Cortez Pipeline Company, by obligating the partners of Cortez Pipeline to fund cash deficiencies at Cortez Pipeline, including anticipated deficiencies and cash deficiencies relating to the repayment of principal and interest on the debt of Cortez Capital Corporation. The partners’ respective parent or other companies further severally guarantee the obligations of the Cortez Pipeline owners under this agreement.

[6]	Debt responsibility of Kinder Morgan Energy Partners.
[7]
West2East Pipeline LLC is a limited liability company and is the sole owner of Rockies Express Pipeline LLC. As of December 31, 2007, the remaining limited liability member interests in West2East Pipeline LLC are owned by ConocoPhillips (24%) and Sempra Energy (25%). Kinder Morgan Energy Partners owned a 66 2/3% ownership interest in West2East Pipeline LLC from October 21, 2005 until June 30, 2006, and included its results in its consolidated financial statements until June 30, 2006. On June 30, 2006, Kinder Morgan Energy Partners’ ownership interest was reduced to 51%, West2East Pipeline LLC was deconsolidated, and Kinder Morgan Energy Partners subsequently accounted for its investment under the equity method of accounting. Upon completion of the pipeline, Kinder Morgan Energy Partners’ ownership percentage is expected to be reduced to 50%.

[8]
Midcontinent Express Pipeline LLC is a limited liability company. As of December 31, 2007, the remaining limited liability interest in Midcontinent Express Pipeline LLC is owned by Energy Transfer Partners, L.P. Debt responsibility represents Kinder Morgan Energy Partners’ guarantee of its proportionate share of letters of credit outstanding at December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

[9]
Arose from Kinder Morgan Energy Partners’ Vopak terminal acquisition in July 2001. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the state of Florida. During 1990, Ocean Highway and Port Authority issued its Adjustable Demand Revenue Bonds in the aggregate principal amount of $38.5 million for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. A letter of credit was issued as security for the Adjustable Demand Revenue Bonds and was guaranteed by the parent company of Nassau Terminals LLC, the operator of the port facilities. In July 2002, Kinder Morgan Energy Partners acquired Nassau Terminals LLC and became guarantor under the letter of credit agreement. In December 2002, Kinder Morgan Energy Partners issued a $28 million letter of credit under its credit facilities and the former letter of credit guarantee was terminated. As of December 31, 2007, the face amount of this letter of credit outstanding under Kinder Morgan Energy Partners’ credit facility was $22.5 million. Principal payments on the bonds are made on the first of December each year and reductions are made to the letter of credit.

Aggregate Contractual Obligations

Aggregate Contractual Obligations
At December 31, 2007

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In millions)
Contractual Obligations:
Short-term Borrowings	$888.1	$888.1	$-	$-	$-
Long-term Debt, Including Current Maturities:
Principal Payments	18,284.1	79.8	633.0	4,777.4	12,793.9
Interest Payments[1]	14,942.1	1,195.9	2,310.2	2,083.7	9,352.3
Lease Obligations[2,3]	676.2	58.1	96.2	82.0	439.9
Pension and Postretirement Benefit Plans[4]	62.1	4.6	9.7	10.9	36.9
Total Contractual Cash Obligations[7]	$34,852.6	$2,226.5	$3,049.1	$6,954.0	$22,623.0

Other Commercial Commitments:
Standby Letters of Credit[5]	$815.6	$768.5	$9.6	$-	$37.5
Capital Expenditures[6]	$259.1	$259.1	$-	$-	$-
__________
[1]	Interest payments have not been adjusted for any amounts receivable related to our interest rate swaps outstanding. See Item 7A Quantitative and Qualitative Disclosures About Market Risk.
[2]	Represents commitments for capital leases, including interest, and operating leases.
[3]
Approximately $458.2 million, $20.6 million, $41.2 million, $41.6 million and $354.8 million in each respective column is attributable to the lease obligation associated with the Jackson, Michigan power generation facility.

[4]
In addition to the amounts shown, we are also required to contribute $0.2 million per year to these plans. We currently do not expect to make any additional significant contributions to these plans in the next few years, although we could elect or be required to make such contributions depending on, among other factors, the return generated by plan assets and changes in actuarial assumptions.

[5]
Letters of credit totaling $815.6 million outstanding at December 31, 2007 consisted of the following: (i) four letters of credit, totaling $323.0 million, supporting our hedging of commodity risk, (ii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities commission involving refined products tariff charges on the intrastate common carrier operations of Kinder Morgan Energy Partners’ Pacific operations’ pipelines in the State of California, (iii) a combined $58.3 million in ten letters of credit supporting Kinder Morgan Energy Partners’ Trans Mountain pipeline system operations, (iv) a $52.1 million letter of credit supporting our Canadian pipeline operations (v) a $37.5 million letter of credit supporting Kinder Morgan Energy Partners’ indemnification obligations on the Series D note borrowings of Cortez Capital Corporation, (vi) Kinder Morgan Energy Partners’ $30.3 million guarantee under letters of credit totaling $45.5 million supporting its International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds, (vii) a $25.3 million letter of credit supporting Kinder Morgan Energy Partners’ Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds, (viii) a $24.1 million letter of credit supporting Kinder Morgan Energy Partners’ Kinder Morgan Operating L.P. “B” tax-exempt bonds, (ix) a $22.5 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds, (x) four letters of credit, totaling $21.4 million, required under provisions of our property and casualty, worker’s compensation and general liability insurance policies, (xi) a $19.9 million letter of credit supporting the construction of Kinder Morgan Energy Partners’ Kinder Morgan Louisiana Pipeline, (xii) a $15.3 million letter of credit to fund the Debt Service Reserve Account required under the Express System’s trust indenture, (xiii) a $15.5 million letter of credit supporting Kinder

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

Morgan Energy Partners’ pipeline and terminal operations in Canada, (xiv) two letters of credit totaling $20.3 million supporting the subordination of operating fees payable to us for operation of the Jackson, Michigan power generation facility to payments due under the operating lease of the facilities and (xv) 14 letters of credit, totaling $34.9 million supporting various company functions.

[6]	Represents commitments for the purchase of property, plant and equipment at December 31, 2007.
[7]
As of December 31, 2007, the liability for uncertain income tax positions, excluding associated interest and penalties, was $41.5 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that we have taken in our tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the Aggregate Contractual Obligations.

We expect to have sufficient liquidity to satisfy our near-term obligations through the combination of free cash flow and our credit facilities.

Contingent Liabilities:	Contingency	Amount of Contingent Liability at December 31, 2007
Guarantor of the Bushton Gas Processing Plant Lease[1]	Default by ONEOK, Inc.	Total $103.0 million; Averages $23 million per year through 2012

Jackson, Michigan Power Plant Incremental Investment	Operational Performance	$3 to $8 million per year for 12 years

Jackson, Michigan Power Plant Incremental Investment	Cash Flow Performance	Up to a total of $25 million beginning in 2018
__________
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

Investment in Kinder Morgan Energy Partners

At December 31, 2007, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 30.0 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 10.3 million i-units, represent approximately 12.1% of the total limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 13.9% of Kinder Morgan Energy Partners’ total equity interests at December 31, 2007. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximate 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner shareholder.

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

Cash Flows

The following discussion of cash flows should be read in conjunction with the accompanying Consolidated Statements of Cash Flows and related supplemental disclosures. The following discussion is a comparison of the cash flows for the years ended December 31, 2006 and 2005 (predecessor basis) with the combined cash flows for the year ended December 31, 2007, which amounts include both predecessor (pre-Going Private) and successor (post-Going Private) balances. These combined cash flows, while in our opinion useful for comparing our results between these periods, do not represent a measure prepared in accordance with generally accepted accounting principles. As discussed in Note 1(B) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

		Successor Company	Predecessor Company
	Combined	Seven Months
	Year Ended	Ended	Five Months
	December 31,	December 31,	Ended	Year Ended December 31,
	2007	2007	May 31, 2007	2006	2005
	(In millions)		(In millions)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities:
Net Income	$312.9	$247.0	$65.9	$71.9	$554.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss (Income) from Discontinued Operations, Net of Tax	(286.4)	1.5	(287.9)	542.8	(40.4)
Loss from Impairment of Assets	377.1	-	377.1	1.2	6.5
Depreciation and Amortization	741.1	476.2	264.9	540.3	104.6
Deferred Income Taxes	48.9	(89.8)	138.7	10.8	92.1
Equity in Earnings of Kinder Morgan Energy Partners	-	-	-	-	(605.4)
Distributions from Kinder Morgan Energy Partners	-	-	-	-	530.8
Equity in Earnings of Other Equity Investments	(93.4)	(54.3)	(39.1)	(100.6)	(15.3)
Distributions from Other Equity Investees	134.7	86.5	48.2	74.8	8.1
Minority Interests in Income of Consolidated Subsidiaries	138.7	48.0	90.7	374.2	50.5
Gains from Property Casualty Indemnifications	(1.8)	-	(1.8)	(15.2)	-
Net Gains on Sales of Assets	(8.9)	(6.3)	(2.6)	(22.0)	(76.4)
Mark-to-Market Interest Rate Swap Loss	-	-	-	22.3	-
Foreign Currency Loss (Gain)	15.5	-	15.5	-	(5.0)
Pension Contribution in Excess of Expense	-	-	-	-	(23.8)
Changes in Gas in Underground Storage	(32.9)	51.3	(84.2)	(35.3)	6.5
Changes in Working Capital Items	(98.9)	104.0	(202.9)	80.0	(13.4)
(Payment for) Proceeds from Termination of Interest Rate Swap	49.7	(2.2)	51.9	-	(3.5)
Kinder Morgan Energy Partners’ Rate Reparations, Refunds and Reserve Adjustments	140.0	140.0	-	(19.1)	-
Other, Net	104.6	45.8	58.8	(31.4)	0.7
Net Cash Flows Provided by Continuing Operations	1,540.9	1,047.7	493.2	1,494.7	571.2
Net Cash Flows (Used in) Provided by Discontinued Operations	106.6	(3.2)	109.8	212.6	45.0
Net Cash Flows Provided by Operating Activities	1,647.5	1,044.5	603.0	1,707.3	616.2

Cash Flows from Investing Activities:
Purchase of Predecessor Stock	(11,534.3)	(11,534.3)	-	-	-
Capital Expenditures	(1,939.8)	(1,287.0)	(652.8)	(1,375.6)	(134.1)
Terasen Acquisition, Net of $73.7 Cash Acquired	-	-	-	(10.6)	(2,065.5)
Other Acquisitions	(164.1)	(122.0)	(42.1)	(396.5)	-
Investment in Kinder Morgan Energy Partners	-	-	-	-	(4.5)
Investment in NGPL PipeCo LLC Restricted Cash	(3,030.0)	(3,030.0)	-	-	-
Net (Investments in) Proceeds from Margin Deposits	(94.1)	(39.3)	(54.8)	38.6	27.5
Other Investments	(276.1)	(246.4)	(29.7)	(6.1)	(0.4)
Proceeds from Sales of Kinder Morgan Management, LLC Shares	-	-	-	-	254.8
Change in Natural Gas Storage and NGL Line Fill Inventory	18.4	10.0	8.4	(12.9)	-
Property Casualty Indemnifications	8.0	-	8.0	13.1	-
Net Proceeds (Costs of Removal) from Sales of Assets	299.8	301.3	(1.5)	92.2	(4.1)
Net Cash Flows Used in Continuing Investing Activities	(16,712.2)	(15,947.7)	(764.5)	(1,657.8)	(1,926.3)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	1,684.8	196.6	1,488.2	(138.1)	(52.4)
Net Cash Flows (Used in) Provided by Investing Activities	$(15,027.4)	$(15,751.1)	$723.7	$(1,795.9)	$(1,978.7)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

		Successor Company	Predecessor Company
	Combined	Seven Months
	Year Ended	Ended	Five Months
	December 31,	December 31,	Ended	Year Ended December 31,
	2007	2007	May 31, 2007	2006	2005
	(In millions)		(In millions)
Cash Flows from Financing Activities:
Short-term Debt, Net	$(300.1)	$(52.6)	$(247.5)	$1,009.5	$25.0
Bridge Facility Issued	-	-	-	-	2,134.7
Bridge Facility Retired	-	-	-	-	(2,129.7)
Long-term Debt Issued	9,805.0	8,805.0	1,000.0	-	2,400.0
Long-term Debt Retired	(1,131.6)	(829.2)	(302.4)	(140.7)	(505.0)
Issuance of Kinder Morgan, G.P., Inc. Preferred Stock	100.0	100.0	-	-	-
Cash Book Overdraft	(28.9)	(14.0)	(14.9)	17.9	-
Issuance of Shares by Kinder Morgan Management, LLC	297.9	-	297.9	-	-
Other Common Stock Issued	9.9	-	9.9	38.7	62.8
Excess Tax Benefits from Share-based Payments	56.7	-	56.7	18.6	-
Cash Paid to Share-based Award Holders Due to Going Private Transaction	(181.1)	(181.1)	-	-	-
Contributions from Successor Investors	5,112.0	5,112.0	-	-	-
Short-term Advances from (to) Unconsolidated Affiliates	13.2	10.9	2.3	(4.9)	(11.7)
Treasury Stock Acquired	-	-	-	(34.3)	(317.1)
Cash Dividends, Common Stock	(234.9)	-	(234.9)	(468.5)	(355.2)
Minority Interests, Distributions	(508.5)	(259.6)	(248.9)	(575.0)	(2.4)
Minority Interests, Contributions	342.9	342.9	-	353.8	-
Debt Issuance Costs	(94.6)	(81.5)	(13.1)	(4.8)	(14.3)
Other, Net	(0.3)	4.0	(4.3)	(3.5)	-
Net Cash Flows Provided by Continuing Financing Activities	13,257.6	12,956.8	300.8	206.8	1,287.1
Net Cash Flows Provided by (Used in) Discontinued Financing Activities	140.1	-	140.1	(118.1)	15.2
Net Cash Flows Provided by Financing Activities	13,397.7	12,956.8	440.9	88.7	1,302.3

Effect of Exchange Rate Changes on Cash	4.8	(2.8)	7.6	6.6	0.3

Effect of Accounting Change on Cash	-	-	-	12.1	-

Cash Balance Included in Assets Held for Sale	(3.8)	(1.1)	(2.7)	(5.6)	-

Net Increase (Decrease) in Cash and Cash Equivalents	18.8	(1,753.7)	1,772.5	13.2	(59.9)
Cash and Cash Equivalents at Beginning of Period	129.8	1,902.3	129.8	116.6	176.5
Cash and Cash Equivalents at End of Period	$148.6	$148.6	$1,902.3	$129.8	$116.6

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” decreased from $1,707.3 million for the year ended December 31, 2006 to $1,647.5 million for the combined year ended December 31, 2007, a decrease of $59.8 million (3.5%). This negative variance was principally due to (i) a decrease of $106.0 million in cash inflows in 2007 attributable to discontinued operations (see Note 7 of the accompanying Notes to Consolidated Financial Statements) and (ii) a $98.9 million use of cash during 2007 versus an $80.0 million source of cash during 2006 relative to net changes in working capital items. These negative impacts were partially offset by (i) a $59.9 million increase in 2007 distributions received from equity investments, of which $32.6 million was received from Red Cedar Gathering Company following a refinancing of its long-term debt obligations during 2007, (ii) a $50.2 million increase of payments in 2007 received from Kinder Morgan Energy Partners’ pipeline customers for future service, (iii) $49.7 million of net proceeds received during 2007 from terminations of interest rate swap agreements (see Note 11 of the accompanying Notes to Consolidated Financial Statements), (iv) an increase of $24.8 million of net income in 2007, net of non-cash items, including depreciation and amortization, deferred income taxes, undistributed earnings from equity investments, minority interests in income of consolidated subsidiaries, net gains on sales of assets and property casualty indemnifications, foreign currency loss, mark-to-market interest rate swap loss, losses from impairment of assets, loss (income) from discontinued operations, loss from early extinguishment of debt, Kinder Morgan Energy Partners’ rate reserve adjustments and expenses related to the Going Private transaction, (v) the fact that 2006 included $19.1 million of payments made to certain shippers on Kinder Morgan Energy Partners’ Pacific operations’ pipelines as a result of a settlement agreement reached in May 2006 regarding delivery tariffs and gathering enhancement fees at its Watson Station, (vi) the fact that 2006 included $15.4 million of payments made for Kinder Morgan Energy Partners’ natural gas liquids inventory and (vii) a decreased 2007 use of cash of $2.4 million for gas in underground storage. Significant period-to-period variations in cash used or generated from gas in storage transactions are generally due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

 “Net Cash Flows Provided by Operating Activities” increased from $616.2 million in 2005 to $1,707.3 million in 2006, an increase of $1,091.1 million. This positive variance was principally due to (i) an increase of $1,359.9 million of net income, net of non-cash items including depreciation and amortization, deferred income taxes, undistributed earnings from equity investments, minority interests in income of consolidated subsidiaries, net gains on sales of assets and property casualty indemnifications, foreign currency gains, mark-to-market interest rate swap loss, losses from impairment of power equipment and loss (income) from discontinued operations ($1,219.6 million of this $1,359.9 million increase was attributable to Kinder Morgan Energy Partners, primarily due to the inclusion of its accounts, balances and results of operations in our consolidated financial statements effective January 1, 2006, and a $21.1 million decrease was attributable to Terasen continuing operations), (ii) a $93.4 million increase in cash relative to net changes in working capital items, of which Kinder Morgan Energy Partners and Terasen continuing operations contributed a decrease of $34.8 million and 0.1 million, respectively, (iii) the fact that 2005 included a $25.0 million pension payment and (iv) an increase of $167.6 million in cash attributable to discontinued operations (see Note 7 of the accompanying Notes to Consolidated Financial Statements). These positive impacts were partially offset by (i) a $464.1 million decrease in distributions received from equity investments, of which the inclusion of the accounts, balances and results of operations of Kinder Morgan Energy Partners in our consolidated financial statements contributed a decrease of $463.0 million, (ii) a net increased use of cash of $41.8 million for gas in underground storage, of which Kinder Morgan Energy Partners contributed $2.3 million, (iii) $15.4 million of payments made for natural gas liquids inventory entirely attributable to Kinder Morgan Energy Partners, (iv) $19.1 million of payments made to certain shippers on Kinder Morgan Energy Partners’ Pacific operations’ pipelines as a result of a settlement agreement reached in May 2006 regarding delivery tariffs and gathering enhancement fees at its Watson Station (see Note 17 of the accompanying Notes to Consolidated Financial Statements) and (v) the fact that 2005 included a $3.5 million non-cash debit to income for hedging ineffectiveness.

In general, distributions from Kinder Morgan Energy Partners are declared in the month following the end of the quarter to which they apply and are paid in the month following the month of declaration to the general partner and unit holders of record as of the end of the month of declaration. Therefore, the accompanying Statement of Consolidated Cash Flows for 2005 reflects the receipt of $530.8 million of cash distributions from Kinder Morgan Energy Partners for the fourth quarter of 2004 and the first nine months of 2005. The cash distributions attributable to our interest for the three months and twelve months ended December 31, 2005 total $145.8 million and $552.2 million, respectively. Summarized financial information for Kinder Morgan Energy Partners is contained in Note 2 of the accompanying Notes to Consolidated Financial Statements.

Net Cash Flows from Investing Activities

“Net Cash Flows (Used in) Provided by Investing Activities” increased from a use of $1,795.9 million for the year ended December 31, 2006 to a use of $15,027.4 million for the combined year ended December 31, 2007, a change of $13,231.5 million. This increased use of cash was principally due to (i) $11,534.3 million of cash used to purchase predecessor stock, (ii) $3,030.0 million of cash from the issuance of NGPL PipeCo LLC debt used to invest in NGPL PipeCo LLC restricted deposits, (iii) a $564.2 million increased use of cash in 2007 for capital expenditures, (iv) the fact that 2006 included $112.9 million of proceeds received for the sale of Terasen’s discontinued Water and Utility Services, (v) a $270.0 million increased use of cash from incremental contributions to equity investments in 2007 versus 2006, largely driven by incremental investments of $202.7 million and $61.6 million during 2007 for Kinder Morgan Energy Partners’ share of construction costs of the Rockies Express and Midcontinent Express pipeline projects, respectively and (vi) $94.1 million net investment in 2007 versus $38.6 million net proceeds in 2006 for margin deposits associated with hedging activities utilizing energy derivative instruments. Partially offsetting these negative impacts were (i) $1,229.0 million of proceeds received, net of cash paid to unwind net investment hedges, from the 2007 sale of our discontinued Terasen operations, (ii) $707.3 million of proceeds received from the 2007 sale of our discontinued retail operations, (iii) the fact that 2006 included $407.1 million of cash used to acquire Entrega Pipeline LLC and various other assets versus $164.1 million of acquisitions during 2007, primarily $100.3 million paid for Kinder Morgan Energy Partners’ purchase of bulk terminal assets from Marine Terminals, Inc. and $38.8 million paid for Kinder Morgan Energy Partners’ purchase of the Vancouver Wharves bulk marine terminal (See Note 4 of the accompanying Notes to Consolidated Financial Statements), (iv) a $207.6 million increase in proceeds received from sales of assets in 2007, net of removal costs, primarily driven by $298.6 million of proceeds from the sale of Kinder Morgan Energy Partners’ North System operations in 2007 and (v) $18.4 million of proceeds received from the sale of underground natural gas storage volumes in 2007, versus $12.9 million of cash used for investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill in 2006.

“Net Cash Flows (Used in) Provided by Investing Activities” decreased from $1,978.7 million in 2005 to $1,795.9 million in 2006, a decrease of $182.8 million. This decreased use of cash was principally due to (i) the fact that 2005 included $2,065.5 million of cash used to acquire Terasen Inc. (See Note 4 of the accompanying Notes to Consolidated Financial Statements), (ii) a $96.3 million increase in proceeds from sales of other assets net of removal costs, of which $70.8 million is attributable to Kinder Morgan Energy Partners, (iii) $13.1 million of cash received in 2006 for property casualty indemnifications, (iv) $112.9 million of proceeds received for the sale of Terasen’s discontinued Water and Utility Services and (v) an $11.1 million increase during 2006 of proceeds from margin deposits associated with hedging activities utilizing energy derivative

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

instruments, of which proceeds of $2.3 million is attributable to Kinder Morgan Energy Partners. These factors were partially offset by (i) $396.5 million of cash used to acquire Entrega Pipeline LLC and various other assets (See Note 4 of the accompanying Notes to Consolidated Financial Statements), (ii) an additional $10.6 million attributable to the acquisition of Terasen (See Note 4 of the accompanying Notes to Consolidated Financial Statements), (iii) a $1,241.5 million increased use of cash for capital expenditures, of which $1,058.3 million and $119.4 million are attributable to Kinder Morgan Energy Partners and Terasen’s continuing operations, respectively, (iv) the fact that 2005 included $254.8 million of proceeds from the sale of Kinder Morgan Management, LLC shares (see Note 5 of the accompanying Notes to Consolidated Financial Statements), (v) $12.9 million for investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill, all of which is attributable to Kinder Morgan Energy Partners, and (vi) an increase of $198.6 million of cash used for discontinued investing activities, primarily attributable to Terasen’s capital expenditures.

Net Cash Flows from Financing Activities

“Net Cash Flows Provided by Financing Activities” increased from $88.7 million for the year ended December 31, 2006 to $13,397.7 million for the combined year ended December 31, 2007, an increase of $13,309.0 million. This increase was principally due to (i) $5,112  million of equity contributions from successor investors, (ii) $4,696.2 million of proceeds, net of issuance costs, received in 2007 from the issuance of (a) a $1.0 billion senior secured Tranche A term loan facility, (b) a $3.3 billion senior secured Tranche B term loan facility and (c) a $455 million senior secured Tranche C term loan facility, (iii) $2,986.3 million of net proceeds from NGPL PipeCo LLC’s issuance of (a) $1,250 million of 6.514% senior notes due December 15, 2012, (b) $1,250 million of 7.119% senior notes due December 15, 2017 and (c) $500 million of 7.768% senior notes due December 15, 2037, (iv) $2,034.5 million of net proceeds from Kinder Morgan Energy Partners’ 2007 public offerings of (a) $600 million of 6.00% senior notes due February 1, 2017, (b) $400 million of 6.50% senior notes due February 1, 2037, (c) $550 million of 6.95% senior notes due January 15, 2038 and (d) $500 million of 5.85% senior notes due September 15, 2012, (v) $98.6 million of net proceeds from Kinder Morgan G.P., Inc.’s  sale of 100,000 shares of its $1,000 Par Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057, (vi) the fact that 2006 included $125 million of cash used to retire our 7.35% Series debentures which were elected by the holders to be redeemed on August 1, 2006 as provided in the indenture governing the debentures (see Note 10 of the accompanying Notes to Consolidated Financial Statements), (vii) a $140.1 million source of cash during 2007 versus a $118.1 million use of cash during 2006 related to our discontinued Terasen financing activities, (viii) $297.9 million of proceeds from the issuance of Kinder Morgan Management shares during 2007, (ix) a $233.6 million decrease in cash paid for dividends during 2007 versus 2006,  principally due to the Going Private transaction, (x) a $66.5 million decrease in cash used for minority interests distributions during 2007, primarily due to the fact that 2006 included a $105.2 million payment from Kinder Morgan Energy Partners’ Rockies Express Pipeline LLC subsidiary to Sempra Energy, (xi) an increase of $38.1 million received during 2007 versus 2006 from excess tax benefits from share-based payment arrangements, (xii) the fact that 2006 included $34.3 million in cash paid to repurchase our common shares, and (xiii) a $13.2 million source of cash during 2007 versus a $4.9 million use of cash for short-term advances from (to) unconsolidated affiliates. Partially offsetting these factors were (i) a $300.1 million decrease in short-term debt during 2007 versus $1,009.5 million of additional short-term borrowings during 2006, (ii) a $455 million use of cash in 2007 for the retirement of our senior secured Tranche C term loan facility, (iii) a $304.2 million use of cash in 2007 for the early retirement of our 6.80% senior notes due March 1, 2008 (iv) a $250 million use of cash during 2007 for repayment of Kinder Morgan Energy Partners’ 5.35% senior notes due August 15, 2007, (v) a $110.8 million use of cash during 2007 for (a) quarterly payments of $2.5 million on our Tranche A and $8.3 million on our Tranche B term loan facilities and (b) a $100 million voluntary payment on our Tranche B term loan facility (see Note 10 of the accompanying Notes to Consolidated Financial Statements), (vi) $181.1 million of cash paid to share-based award holders in 2007 due to the Going Private transaction, (vii) the fact that 2006 included $353.8 million of contributions from minority interest owners during 2006, primarily Kinder Morgan Energy Partners’ issuance of 5.75 million common units receiving net proceeds (after underwriting discount) of $248.0 million and Sempra Energy’s $104.2 million contribution for its 33 1/3% share of the purchase price of Entrega Pipeline LLC versus $342.9 million of contributions from minority interest owners during 2007, all of which is attributable to Kinder Morgan Energy Partners’ issuance of 7.13 million common units, (viii) a $46.8 million decrease from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment and (ix) a decrease of $28.8 million for issuance of our common stock, principally due to the Going Private transaction.

“Net Cash Flows Provided by Financing Activities” decreased from $1,302.3 million in 2005 to $88.7 million in 2006, a decrease of $1,213.6 million. This decrease was principally due to (i) the fact that 2005 includes $2,137.2 million of proceeds, net of issuance costs, from the issuance of our wholly owned subsidiary, Kinder Morgan Finance Company’s (a) $750 million of 5.35% senior notes due January 5, 2011, (b) $850 million of 5.70% senior notes due January 5, 2016 and (c) $550 million of 6.40% senior notes due January 5, 2036, (ii) $125 million of cash used to retire our 7.35% Series  debentures which were elected by the holders to be redeemed on August 1, 2006 as provided in the indenture governing the debentures (iii) the fact that 2005 included $248.5 million of proceeds, net of issuance costs, from the issuance of our 5.15% senior notes due March 1, 2015, (iv) $181.7 million of cash used to retire TGVI’s Syndicated Credit Facility, $86.8 million of cash used to retire Terasen’s 4.85% Series 2 Medium Term Notes and $104.1 million of cash used to retire Terasen Gas Inc.’s 6.15% Series 16 Medium Term Notes and 9.75% Series D Medium Term Notes, all of which were associated with our discontinued operations (see Notes 7 and 10 of the accompanying Notes to Consolidated Financial Statements), (v) an increase of $572.6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

million of minority interest distributions, principally consisting of Kinder Morgan Energy Partners’ $465.7 million distribution to common unit owners and $105.2 million paid from Kinder Morgan Energy Partners’ Rockies Express Pipeline LLC subsidiary to Sempra Energy, (vi) an $113.3 million increase in cash paid for dividends in 2006, principally due to the increased dividends declared per share and (vii) a decrease of $24.1 million for issuance of our common stock in 2006, principally due to a reduction of employee stock option exercises. Partially offsetting these factors were (i) the fact that 2005 included $500 million of cash used to retire our $500 million 6.65% senior notes, (ii) $260.0 million of proceeds received in 2006 from the issuance of TGVI’s Floating Rate Syndicated Credit Facility and $104.1 million of proceeds, net of issuance costs, received in 2006 from the issuance of Terasen Gas Inc.’s 5.55% Medium Term Note Debentures due September 25, 2036, both of which were associated with our discontinued operations, (see Notes 7 and 10 of the accompanying Notes to Consolidated Financial Statements), (iii) a $282.8 million decrease in cash paid during 2006 to repurchase our common shares, (iv) an $861.5 million increase in short-term debt, of which $944.5 million of additional borrowing was attributable to Kinder Morgan Energy Partners and a $123.1 million reduction in short-term debt was attributable to our discontinued Terasen operations, (v) $353.8 million of contributions from minority interest owners, primarily Kinder Morgan Energy Partners’ issuance of 5.75 million common units receiving net proceeds (after underwriting discount) of $248.0 million and Sempra Energy’s $104.2 million contribution for its 33 1/3% share of the purchase price of Entrega Pipeline LLC, (vi) a $17.9 million increase from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment, and (viii) a $6.8 million decreased use of cash during 2006 for short-term advances to unconsolidated affiliates, principally Kinder Morgan Energy Partners, during 2005.

Total cash payments for dividends were $234.9 million, $468.5 million and $355.2 million for the five months ended May 31, 2007, and the years ended December 31, 2006 and 2005, respectively. The increase from 2005 to 2006 is principally due to increases in the dividends declared per common share and, to a minor extent, to increased shares outstanding.

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

Kinder Morgan Management, as the delegate of Kinder Morgan G.P., Inc., of which we indirectly own all of the outstanding common equity, and the general partner of Kinder Morgan Energy Partners, is granted discretion to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When Kinder Morgan Management determines Kinder Morgan Energy Partners’ quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

During the seven months ended December 31, 2007 and the five months ended May 31, 2007, Kinder Morgan Energy Partners paid distributions of $1.73 and $1.66 per common unit, respectively, of which $257.3 million and $246.6 million, respectively, was paid to the public holders (represented in minority interests) of Kinder Morgan Energy Partners’ common units. On January 16, 2008, Kinder Morgan Energy Partners declared a quarterly distribution of $0.92 per common unit for the quarterly period ended December 31, 2007. The distribution was paid on February 14, 2008, to unitholders of record as of January 31, 2008.

Litigation and Environmental Matters

As of December 31, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $102.6 million. In addition, we have recorded a receivable of $38.0 million for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples. As of December 31, 2006, our total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, amounted to $77.8 million.

Additionally, as of December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $249.4 million. The reserve is primarily related to various claims from lawsuits arising from Kinder Morgan Energy Partners’ Pacific operations, and the recorded amount is based on both the estimated amount associated with possible outcomes and probabilities of occurrence associated with such outcomes. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision, and in December 2007, Kinder Morgan Energy Partners recorded a non-cash increase in operating expense of $140.0 million related to its litigation matters. As of December 31, 2006, our total reserve for legal fees, transportation rate cases and other litigation liabilities amounted to $114.7 million.

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

Please refer to Notes 16 and 17 of the accompanying Notes to Consolidated Financial Statements for additional information regarding pending litigation and environmental matters, respectively.

Regulation

The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as High Consequence Areas. Pipeline companies are required to perform the integrity tests within ten years of December 17, 2002, the date of enactment, and must perform subsequent integrity tests on a seven year cycle. At least 50% of the highest risk segments must be tested within five years of the enactment date. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating.  Testing will consist of hydrostatic testing, internal electronic testing, or direct assessment of the piping. A similar integrity management rule for refined petroleum products pipelines became effective May 29, 2001. All baseline assessments for products pipelines must be completed by March 31, 2008 and we expect to meet this deadline. We have included all incremental expenditures estimated to occur during 2008 associated with the Pipeline Safety Improvement Act of 2002 and the integrity management of our products pipelines in our 2008 budget and capital expenditure plan.

Please refer to Note 16 of the accompanying Notes to Consolidated Financial Statements for additional information regarding regulatory matters.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

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

•
changes in our tariff rates or those of Kinder Morgan Energy Partners implemented by the FERC, the NEB or another regulatory agency or, with respect to Kinder Morgan Energy Partners, the California Public Utilities Commission;

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

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	our ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Knight Form 10-K

•	capital markets conditions;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	our ability to achieve cost savings and revenue growth;

•	inflation;

•	interest rates;

•	the pace of deregulation of retail natural gas and electricity;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

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

For a full discussion of our risk management activities, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. (continued)	Knight Form 10-K

mark-to-market losses for a single day will not exceed the value-at-risk number presented. Financial instruments evaluated by the model include commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options. For the year ended December 31, 2007, value-at-risk reached a high of $2.1 million and a low of $0.7 million. Value-at-risk as of December 31, 2007, was $1.7 million and, based on quarter-end values, averaged $1.4 million for 2007.

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

We enter into interest rate swap agreements for the purposes of hedging the interest rate risk associated with our fixed rate debt obligations and effectively transforming a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of December 31, 2007, all of our interest rate swaps represented receive-fixed-rate, pay-variable-rate swaps.

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

Based on our variable rate long-term debt outstanding at December 31, 2007, including long-term debt effectively converted to floating rate debt as a result of interest rate swaps, the market risk related to a 1% change in interest rates would result in a $68.6 million annual impact on pre-tax income as of December 31, 2007, of which $23.9 million is associated with floating rate debt of Kinder Morgan Energy Partners. Due to the retirement of the Tranche A and Tranche B term loan facilities on February 15, 2008, this annual impact has been significantly reduced.

See Note 10 of the accompanying Notes to Consolidated Financial Statements for additional information related to our debt instruments.

Foreign Currency Risk

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To mitigate this risk, we have several receive-fixed-rate, pay-fixed-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements that have been designated as a hedge of our net investment in Canadian operations in accordance with SFAS No. 133. A 1% change in the U.S. Dollar to Canadian Dollar exchange rate would impact the fair value of these swap agreements by approximately $3.3 million.

Knight Form 10-K

Item 8.    Financial Statements and Supplementary Data.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholder of Knight Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Knight Inc. and its subsidiaries (the “Company”) at December 31, 2007, and the results of their operations and their cash flows for the period from June 1, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded:

•	The Vancouver Wharves bulk marine terminal, acquired May 30, 2007; and

•	The terminal assets and operations acquired from Marine Terminals, Inc., effective September 30, 2007,

(the “Acquired Businesses”) from its assessment of internal control over financial reporting as of December 31, 2007 because these businesses were each acquired by the Company in a purchase business combination during 2007. We have also excluded the Acquired Businesses from our audit of internal control over financial reporting. These Acquired Businesses are wholly-owned subsidiaries whose total assets and total revenues, in the aggregate, represent 0.5% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the seven months ended December 31, 2007.

PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2008

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholder of Knight Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Knight Inc. and its subsidiaries (the “Company”) at December 31, 2006, and the results of their operations and their cash flows for the period from January 1, 2007 to May 31, 2007, and the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Houston, Texas
March 28, 2008

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS
Knight Inc. and Subsidiaries

	Successor Company	Predecessor Company
	Seven Months Ended	Five Months
	December 31,	Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Operating Revenues:
Natural Gas Sales	$3,623.1	$2,430.6	$6,225.6	$199.1
Transportation and Storage	2,012.8	1,332.6	3,080.3	753.0
Oil and Product Sales	621.4	325.8	740.2	3.0
Other	137.4	76.1	162.5	70.5
Total Operating Revenues	6,394.7	4,165.1	10,208.6	1,025.6

Operating Costs and Expenses:
Purchases and Other Costs of Sales	3,656.6	2,490.4	6,339.4	302.6
Operations and Maintenance	943.3	476.1	1,155.4	135.7
General and Administrative	175.6	283.6	305.1	64.1
Depreciation and Amortization	472.3	261.0	531.4	104.6
Taxes, Other Than Income Taxes	110.1	74.4	165.0	30.8
Other Expenses (Income)	(6.0)	(2.3)	(34.1)	-
Impairment of Assets	-	377.1	1.2	6.5
Total Operating Costs and Expenses	5,351.9	3,960.3	8,463.4	644.3
Operating Income	1,042.8	204.8	1,745.2	381.3

Other Income and (Expenses):
Equity in Earnings of Kinder Morgan Energy Partners	-	-	-	605.4
Equity in Earnings of Other Equity Investments	53.4	38.3	98.6	15.3
Interest Expense, Net	(587.8)	(251.9)	(559.0)	(147.5)
Interest Expense – Deferrable Interest Debentures	(12.8)	(9.1)	(21.9)	(21.9)
Minority Interests	(37.6)	(90.7)	(374.2)	(50.5)
Other, Net	17.9	11.4	(2.4)	69.2
Total Other Income and (Expenses)	(566.9)	(302.0)	(858.9)	470.0
Income (Loss) from Continuing Operations Before Income Taxes	475.9	(97.2)	886.3	851.3
Income Taxes	227.4	135.5	285.9	337.1
Income (Loss) from Continuing Operations	248.5	(232.7)	600.4	514.2
Income (Loss) from Discontinued Operations, Net of Tax	(1.5)	298.6	(528.5)	40.4
Net Income	$247.0	$65.9	$71.9	$554.6

The accompanying notes are an integral part of these statements.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Knight Inc. and Subsidiaries

	Successor Company	Predecessor Company
	Seven Months Ended	Five Months
	December 31,	Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Net Income	$247.0	$65.9	$71.9	$554.6
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes (Net of Tax Benefit of $140.8 and $19.1, Tax of $26.8 and Tax Benefit of $106.1, Respectively)	(249.6)	(21.3)	44.6	(174.7)
Reclassification of Change in Fair Value of Derivatives to Net Income (Net of Tax Benefit of $0.6, Tax of $12.8, $11.9 and $60.6, Respectively)	-	10.3	21.7	102.3
Employee Benefit Plans:
Prior Service Cost Arising During Period (Net of Tax Benefit of $1.0)	-	(1.7)	-	-
Net Gain Arising During Period (Net of Tax Benefit of $15.3 and Tax of $6.7, Respectively)	(28.4)	11.4	-	-
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs (Net of Tax Benefit of $0.2)	-	(0.4)	-	-
Amortization of Net Loss Included in Net Periodic Benefit Costs (Net of Tax Benefit of Less than $0.1 and Tax of $0.8, Respectively)	(0.2)	1.4	-	-
Change in Foreign Currency Translation Adjustment	27.6	40.1	(31.9)	3.4
Adjustment to Recognize Minimum Pension Liability (Net of Tax of $1.7 and Tax Benefit of $1.6, Respectively)	-	-	3.5	(3.3)
Total Other Comprehensive Income (Loss)	(250.6)	39.8	37.9	(72.3)

Comprehensive Income	$(3.6)	$105.7	$109.8	$482.3

The accompanying notes are an integral part of these statements.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED BALANCE SHEETS
Knight Inc. and Subsidiaries

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$148.6	$129.8
Restricted Deposits	67.9	-
Accounts Receivable, Net:
Trade	970.0	1,173.3
Related Parties	5.2	10.4
Inventories	37.8	275.0
Gas Imbalances	26.9	14.9
Rate Stabilization	-	124.3
Assets Held for Sale	3,353.3	87.9
Other	73.9	204.2
	4,683.6	2,019.8

Notes Receivable – Related Parties	87.9	89.7

Investments	1,996.2	1,084.6

Goodwill	8,174.0	3,043.8

Other Intangibles, Net	321.1	229.5

Property, Plant and Equipment, Net	14,803.9	18,839.6

Assets Held for Sale, Non-current	5,634.6	422.3

Deferred Charges and Other Assets	399.7	1,066.3

Total Assets	$36,101.0	$26,795.6

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED BALANCE SHEETS (continued)
Knight Inc. and Subsidiaries

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$79.8	$511.2
Notes Payable	888.1	1,665.3
Cash Book Overdrafts	30.7	59.6
Accounts Payable, Net:
Trade	943.1	1,115.5
Related Parties	0.6	-
Accrued Interest	242.7	220.4
Accrued Taxes	61.8	85.5
Gas Imbalances	23.7	29.2
Rate Stabilization	-	11.4
Liabilities Held for Sale	168.2	78.3
Deferred Income Taxes – Current	666.4	-
Other	834.7	840.0
	3,939.8	4,616.4
Other Liabilities and Deferred Credits:
Deferred Income Taxes, Non-current	1,849.4	3,144.0
Liabilities Held for Sale, Non-current	2,424.1	7.9
Other	1,454.8	1,349.4
	5,728.3	4,501.3
Long-term Debt:
Outstanding Notes and Debentures	14,714.6	10,623.9
Deferrable Interest Debentures Issued to Subsidiary Trusts	283.1	283.6
Preferred Interest in General Partner of KMP	100.0	-
Capital Securities	-	106.9
Value of Interest Rate Swaps	199.7	46.4
	15,297.4	11,060.8

Minority Interests in Equity of Subsidiaries	3,314.0	3,095.5

Commitments and Contingent Liabilities (Notes 14 and 17)
Stockholders’ Equity:
Common Stock-
Authorized – 100 Shares, Par Value $0.01 Per Share at December 31, 2007 and 300,000 Shares Par Value $5 Per Share at December 31, 2006
Outstanding – 100 Shares at December 31, 2007 and 149,166,709 Shares at December 31, 2006 Before Deducting 15,022,751 Shares Held in Treasury	-	745.8
Additional Paid-in Capital	7,822.2	3,048.9
Retained Earnings	247.0	778.7
Treasury Stock	-	(915.9)
Accumulated Other Comprehensive Loss	(247.7)	(135.9)
Total Stockholders’ Equity	7,821.5	3,521.6

Total Liabilities and Stockholders’ Equity	$36,101.0	$26,795.6

The accompanying notes are an integral part of these statements.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Knight Inc. and Subsidiaries

	Successor Company
	Seven Months Ended December 31, 2007
	Shares	Amount
	(Dollars in millions)
Common Stock:	100	$-

Additional Paid-in Capital:
Beginning Balance		-
MBO Purchase Price		7,831.2
Revaluation of Kinder Morgan Energy Partners (KMP) Investment (Note 5)		(13.4)
A-1 Unit Amortization		4.4
Ending Balance		7,822.2

Retained Earnings:
Beginning Balance		-
Net Income		247.0
Ending Balance		247.0

Accumulated Other Comprehensive Loss (Net of Tax):
Derivatives:
Beginning Balance		2.9
Change in Fair Value of Derivatives Utilized for Hedging Purposes		(249.6)
Reclassification of Change in Fair Value of Derivatives to Net Income		-
Ending Balance		(246.7)
Foreign Currency Translation:
Beginning Balance		-
Currency Translation Adjustment		27.6
Ending Balance		27.6
Employee Benefit Plans:
Beginning Balance		-
Benefit Plan Adjustments		(28.4)
Benefit Plan Amortization		(0.2)
Ending Balance		(28.6)

Total Accumulated Other Comprehensive Loss		(247.7)

Total Stockholders’ Equity	100	$7,821.5

The accompanying notes are an integral part of these statements.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
Knight Inc. and Subsidiaries

	Predecessor Company
	Five Months Ended May 31,		Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in millions)
Common Stock:
Beginning Balance	149,166,709	$745.8	148,479,863	$742.4	134,198,905	$671.0
Acquisition of Terasen	-	-	-	-	12,476,974	62.4
Employee Benefit Plans	149,894	0.8	686,846	3.4	1,803,984	9.0
Ending Balance	149,316,603	746.6	149,166,709	745.8	148,479,863	742.4
Additional Paid-in Capital:
Beginning Balance		3,048.9		3,056.3		1,863.2
Acquisition of Terasen		-		-		1,084.4
Revaluation of Kinder Morgan Energy Partners (KMP) Investment (Note 5)		3.4		(40.3)		7.8
Employee Benefit Plans		7.7		33.2		78.9
Tax Benefits from Employee Benefit Plans		56.7		18.6		22.0
Implementation of SFAS No. 123(R) Deferred Compensation Balance		-		(36.9)		-
Deferred Compensation (Note 13)		21.9		18.0		-
Ending Balance		3,138.6		3,048.9		3,056.3
Retained Earnings:
Beginning Balance		778.7		1,175.3		975.9
Net Income		65.9		71.9		554.6
Cash Dividends, Common Stock		(234.9)		(468.5)		(355.2)
Implementation of FIN 48 (Note 18)		(4.8)		-		-
Ending Balance		604.9		778.7		1,175.3
Treasury Stock at Cost:
Beginning Balance	(15,022,751)	(915.9)	(14,712,901)	(885.7)	(10,666,801)	(558.9)
Treasury Stock Acquired	-	-	(339,800)	(31.5)	(3,865,800)	(314.1)
Employee Benefit Plans	(7,384)	(0.5)	29,950	1.3	(180,300)	(12.7)
Ending Balance	(15,030,135)	(916.4)	(15,022,751)	(915.9)	(14,712,901)	(885.7)
Deferred Compensation Plans:
Beginning Balance		-		(36.9)		(31.7)
Current Year Activity (Note 13)		-		-		(5.2)
Implementation of SFAS No. 123(R) Balance Transfer to Additional Paid-in Capital		-		36.9		-
Ending Balance		-		-		(36.9)
Accumulated Other Comprehensive Loss (Net of Tax):
Derivatives:
Beginning Balance		(60.8)		(127.1)		(54.7)
Change in Fair Value of Derivatives Utilized for Hedging Purposes		(21.3)		44.6		(174.7)
Reclassification of Change in Fair Value of Derivatives to Net Income		10.3		21.7		102.3
Ending Balance		(71.8)		(60.8)		(127.1)
Foreign Currency Translation:
Beginning Balance		(24.5)		7.4		-
Terasen Acquisition		-		-		4.0
Currency Translation Adjustment		40.1		(31.9)		3.4
Ending Balance		15.6		(24.5)		7.4
Minimum Pension Liability:
Beginning Balance		-		(7.3)		-
Terasen Acquisition		-		-		(4.0)
Minimum Pension Liability Adjustments		-		7.3		(3.3)
Ending Balance		-		-		(7.3)
Employee Retirement Benefits:
Beginning Balance		(50.6)		-		-
Adjustment to Initially Apply SFAS No. 158		-		(50.6)		-
SFAS No. 158 Amortization/Adjustments		10.7		-		-
Ending Balance		(39.9)		(50.6)		-

Total Accumulated Other Comprehensive Loss		(96.1)		(135.9)		(127.0)

Total Stockholders’ Equity	134,286,468	$3,477.6	134,143,958	$3,521.6	133,766,962	$3,924.4

The accompanying notes are an integral part of these statements.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
Knight Inc. and Subsidiaries

	Successor Company	Predecessor Company
	Seven Months
	Ended	Five Months
	December 31,	Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows from Operating Activities:
Net Income	$247.0	$65.9	$71.9	$554.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss (Income) from Discontinued Operations, Net of Tax	1.5	(287.9)	542.8	(40.4)
Loss from Impairment of Assets	-	377.1	1.2	6.5
Depreciation and Amortization	476.2	264.9	540.3	104.6
Deferred Income Taxes	(89.8)	138.7	10.8	92.1
Equity in Earnings of Kinder Morgan Energy Partners	-	-	-	(605.4)
Distributions from Kinder Morgan Energy Partners	-	-	-	530.8
Equity in Earnings of Other Equity Investments	(54.3)	(39.1)	(100.6)	(15.3)
Distributions from Other Equity Investees	86.5	48.2	74.8	8.1
Minority Interests in Income of Consolidated Subsidiaries	48.0	90.7	374.2	50.5
Gains from Property Casualty Indemnifications	-	(1.8)	(15.2)	-
Net Gains on Sales of Assets	(6.3)	(2.6)	(22.0)	(76.4)
Mark-to-Market Interest Rate Swap Loss	-	-	22.3	-
Foreign Currency Loss (Gain)	-	15.5	-	(5.0)
Pension Contribution in Excess of Expense	-	-	-	(23.8)
Changes in Gas in Underground Storage	51.3	(84.2)	(35.3)	6.5
Changes in Working Capital Items (Note 1(R))	104.0	(202.9)	80.0	(13.4)
(Payment for) Proceeds from Termination of Interest Rate Swap	(2.2)	51.9	-	(3.5)
Kinder Morgan Energy Partners’ Rate Reparations, Refunds and Reserve Adjustments	140.0	-	(19.1)	-
Other, Net	45.8	58.8	(31.4)	0.7
Net Cash Flows Provided by Continuing Operations	1,047.7	493.2	1,494.7	571.2
Net Cash Flows (Used in) Provided by Discontinued Operations	(3.2)	109.8	212.6	45.0
Net Cash Flows Provided by Operating Activities	1,044.5	603.0	1,707.3	616.2

Cash Flows from Investing Activities:
Purchase of Predecessor Stock	(11,534.3)	-	-	-
Capital Expenditures	(1,287.0)	(652.8)	(1,375.6)	(134.1)
Terasen Acquisition, Net of $73.7 Cash Acquired	-	-	(10.6)	(2,065.5)
Other Acquisitions	(122.0)	(42.1)	(396.5)	-
Investment in Kinder Morgan Energy Partners (Note 2)	-	-	-	(4.5)
Investment in NGPL PipeCo LLC Restricted Cash	(3,030.0)	-	-	-
Net (Investments in) Proceeds from Margin Deposits	(39.3)	(54.8)	38.6	27.5
Other Investments	(246.4)	(29.7)	(6.1)	(0.4)
Proceeds from Sales of Kinder Morgan Management, LLC Shares	-	-	-	254.8
Change in Natural Gas Storage and NGL Line Fill Inventory	10.0	8.4	(12.9)	-
Property Casualty Indemnifications	-	8.0	13.1	-
Net Proceeds (Costs of Removal) from Sales of Assets	301.3	(1.5)	92.2	(4.1)
Net Cash Flows Used in Continuing Investing Activities	(15,947.7)	(764.5)	(1,657.8)	(1,926.3)
Net Cash Flows Provided by (Used in) Discontinued Investing Activities	196.6	1,488.2	(138.1)	(52.4)
Net Cash Flows (Used in) Provided by Investing Activities	$(15,751.1)	$723.7	$(1,795.9)	$(1,978.7)

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Knight Inc. and Subsidiaries

	Successor Company	Predecessor Company
	Seven Months
	Ended	Five Months
	December 31,	Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Cash Flows from Financing Activities:
Short-term Debt, Net	$(52.6)	$(247.5)	$1,009.5	$25.0
Bridge Facility Issued	-	-	-	2,134.7
Bridge Facility Retired	-	-	-	(2,129.7)
Long-term Debt Issued	8,805.0	1,000.0	-	2,400.0
Long-term Debt Retired	(829.2)	(302.4)	(140.7)	(505.0)
Issuance of Kinder Morgan, G.P., Inc. Preferred Stock	100.0	-	-	-
Cash Book Overdraft	(14.0)	(14.9)	17.9	-
Issuance of Shares by Kinder Morgan Management, LLC	-	297.9	-	-
Other Common Stock Issued	-	9.9	38.7	62.8
Excess Tax Benefits from Share-based Payments	-	56.7	18.6	-
Cash Paid to Share-based Award Holders Due to Going Private Transaction	(181.1)	-	-	-
Contributions from Successor Investors	5,112.0	-	-	-
Short-term Advances from (to) Unconsolidated Affiliates	10.9	2.3	(4.9)	(11.7)
Treasury Stock Acquired	-	-	(34.3)	(317.1)
Cash Dividends, Common Stock	-	(234.9)	(468.5)	(355.2)
Minority Interests, Distributions	(259.6)	(248.9)	(575.0)	(2.4)
Minority Interests, Contributions	342.9	-	353.8	-
Debt Issuance Costs	(81.5)	(13.1)	(4.8)	(14.3)
Other, Net	4.0	(4.3)	(3.5)	-
Net Cash Flows Provided by Continuing Financing Activities	12,956.8	300.8	206.8	1,287.1
Net Cash Flows Provided by (Used in) Discontinued Financing Activities	-	140.1	(118.1)	15.2
Net Cash Flows Provided by Financing Activities	12,956.8	440.9	88.7	1,302.3

Effect of Exchange Rate Changes on Cash	(2.8)	7.6	6.6	0.3

Effect of Accounting Change on Cash	-	-	12.1	-

Cash Balance Included in Assets Held for Sale	(1.1)	(2.7)	(5.6)	-

Net Increase (Decrease) in Cash and Cash Equivalents	(1,753.7)	1,772.5	13.2	(59.9)
Cash and Cash Equivalents at Beginning of Period	1,902.3	129.8	116.6	176.5
Cash and Cash Equivalents at End of Period	$148.6	$1,902.3	$129.8	$116.6
The accompanying notes are an integral part of these statements.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

We are a large energy transportation and storage company, operating or owning an interest in approximately 37,000 miles of pipelines and 165 terminals. We have both regulated and nonregulated operations. We also own the general partner interest and a significant limited partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. We began including Kinder Morgan Energy Partners and its consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. This means that the accounts, balances and results of operations of Kinder Morgan Energy Partners and its consolidated subsidiaries are presented on a consolidated basis with ours and those of our other consolidated subsidiaries for financial reporting purposes; see the discussion under Note 1(B) “Basis of Presentation” following. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (formerly Kinder Morgan, Inc.) and its consolidated subsidiaries both before and after the Going Private transaction discussed below. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” and “KMP” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

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

On August 28, 2006, we entered into an agreement and plan of merger whereby generally each share of our common stock would be converted into the right to receive $107.50 in cash without interest. We in turn would merge with a wholly owned subsidiary of Knight Holdco LLC, a privately owned company in which Richard D. Kinder, our Chairman and Chief Executive Officer, would be a major investor. Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors, approved the agreement and recommended that our stockholders approve the merger. Our stockholders voted to approve the proposed merger agreement at a special meeting held on December 19, 2006. On May 30, 2007, the merger closed, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed “Knight Inc.” Additional investors in Knight Holdco LLC include the following: other senior members of our management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and of Kinder Morgan Management; our co-founder William V. Morgan; Kinder Morgan, Inc. board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC. This transaction is referred to in this report as “the Going Private transaction.” We are now privately owned. Upon closing of the Going Private transaction, our common stock is no longer traded on the New York Stock Exchange.

To convert December 31, 2007 and 2006 balances denominated in Canadian dollars to U.S. dollars, we used the December 31, 2007 and 2006 Bank of Canada closing exchange rate of 1.012 and 0.8581 U.S. dollars per Canadian dollar, respectively. All dollars are U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$.

(B) Basis of Presentation

Our consolidated financial statements include the accounts of Knight Inc. and our majority-owned subsidiaries, as well as those of (i) Kinder Morgan Energy Partners and (ii) Triton Power Company LLC, in which we have a preferred investment. Except for Kinder Morgan Energy Partners and Triton Power Company LLC, investments in 50% or less owned operations are accounted for under the equity method. These investments, as was our investment in Kinder Morgan Energy Partners prior to January 1, 2006, reported under the equity method include jointly owned operations in which we have the ability to exercise significant influence over their operating and financial policies. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

As a result of the application of the Securities and Exchange Commission rules and guidance regarding “push down” accounting, the investors’ new accounting basis in our assets and liabilities is reflected in our financial statements effective with the closing of the Going Private transaction. Therefore, in the accompanying consolidated financial statements, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Predecessor Company”) reflect the historical accounting basis in our assets and liabilities, while the amounts subsequent to the closing (labeled “Successor Company”) reflect the push down of the investors’ new basis to our financial statements. While the Going Private transaction closed on May 30, 2007, for convenience, the Predecessor Company is assumed to end on May 31, 2007 and the Successor Company is assumed to begin on June 1, 2007. The results for the two-day period, from May 30 to May 31, 2007, are not material to any of the periods presented.

As required by SFAS No. 141 (applied by the investors and pushed down to our financial statements), effective with the closing of the Going Private transaction, all of our assets and liabilities have been recorded at their estimated fair market values based on a preliminary allocation of the purchase price paid in the Going Private transaction. To the extent that we consolidate less than wholly owned subsidiaries (such as Kinder Morgan Energy Partners and Kinder Morgan Management), the reported assets and liabilities for these entities have been given a new accounting basis only to the extent of our economic ownership interest in those entities. Therefore, the assets and liabilities of these entities are included in our financial statements, in part, at a new accounting basis reflecting the investors’ purchase of our economic interest in these entities (approximately 50% in the case of KMP and 14% in the case of KMR). The remaining percentage of these assets and liabilities, reflecting the continuing unconsolidated ownership interest, is included at its historical accounting basis. The purchase price paid in the Going Private transaction and the preliminary allocation of that purchase price is as follows:

(In millions)
The Total Purchase Price Consisted of the Following:
Cash Paid	$5,112.0
Kinder Morgan, Inc. Shares Contributed	2,719.2
Equity Contributed	7,831.2
Cash from Issuances of Long-term Debt	4,696.2
Total Purchase Price	$12,527.4

The Preliminary Allocation of the Purchase Price is as Follows:
Current Assets	$1,551.2
Goodwill	13,407.2
Investments	1,072.2
Property, Plant and Equipment, Net	15,638.7
Deferred Charges and Other Assets	1,673.6
Current Liabilities	(3,279.5)
Deferred Income Taxes	(2,588.0)
Other Deferred Credits	(1,777.5)
Long-term Debt	(9,855.9)
Minority Interests	(3,314.6)
$12,527.4

As with all purchase accounting transactions, the preliminary allocation of purchase price resulting from the Going Private transaction as shown preceding and as reflected in the accompanying consolidated financial statements will be adjusted during an allocation period as better or more complete information becomes available. Some of these adjustments may be significant. Generally, this allocation period will not exceed one year, and will end when we are no longer waiting for information that is known to be available or obtainable.

Due to our implementation of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, we have included Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements pursuant to EITF 04-5, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

We prospectively applied EITF No. 04-5 using Transition Method A as set forth therein. The adoption had no impact on our consolidated stockholders’ equity. There also was no impact on the financial covenants in our loan agreements from the implementation of EITF No. 04-5 because our $800 million credit facility was amended to exclude the effect of consolidating Kinder Morgan Energy Partners.

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

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
Regulatory Assets:
Employee Benefit Costs	$0.6	$12.5
Deferred Income Taxes	-	19.1
Rate Regulation and Application Costs	5.8	6.8
Debt Issuance Costs	-	11.1
Foreign Currency Rate Stabilization	-	71.4
Changes in Fair Value of Derivatives	-	114.9
Deferred Development Costs on Capital Projects	-	20.2
Commercial Commodity Unbundling Costs	-	2.2
Replacement Transportation Agreement	-	3.2
Tax Reassessment Dispute	-	8.6
Other Regulatory Assets	-	17.5
Total Regulatory Assets	6.4	287.5

Regulatory Liabilities:
Deferred Income Taxes	-	13.0
Rate Regulation and Application Costs	-	25.3
Foreign Currency Rate Stabilization	-	11.4
Changes in Fair Value of Derivatives	-	1.1
Other Regulatory Liabilities	-	30.5
Total Regulatory Liabilities	-	81.3

Net Regulatory Assets	$6.4	$206.2

The December 31, 2007 Regulatory Assets and Liabilities reflect the sale of our Canada-based retail natural gas distribution operations (see Note 7) and the application of the new accounting basis effective with the closing of the Going Private transaction (see Note 1(B)).

As discussed in Note 1(M), we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment. The closing of the sale occurred on February 15, 2008. Accordingly, regulatory assets of $16.8 million and regulatory liabilities of $8.7 million related to these operations have been reclassified as “Assets Held for Sale, Non-current” and “Liabilities Held for Sale, Non-current,” respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2007.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

As discussed in Note 7, on August 14, 2006, we entered into a definitive agreement to sell our U.S.-based retail natural gas distribution assets. Accordingly, regulatory assets of $29.4 million and regulatory liabilities of $30.4 million related to these operations have been reclassified as “Assets Held for Sale, Non-current” and “Liabilities Held for Sale, Non-current,” respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2006. This sale was completed in March, 2007.

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

We provide various types of natural gas storage and transportation services to customers. When we provide these services, the natural gas remains the property of these customers at all times. In many cases (generally described as “firm service”), the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage. The fixed-fee component of the overall rate is recognized as revenue in the period the service is provided. The per-unit charge is recognized as revenue when the volumes are delivered to the customers’ agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities. In other cases (generally described as “interruptible service”), there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service. In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements. In addition to our “firm” and “interruptible” services, we also provide a natural gas park and loan service to assist customers in managing short-term gas surpluses or deficits. Revenues are recognized based on the terms negotiated under these contracts.

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

Revenues from the sale of oil, natural gas liquids and natural gas production are recorded using the entitlement method. Under the entitlement method, revenue is recorded when title passes based on our net interest. We record our entitled share of revenues based on entitled volumes and contracted sales prices. Since there is a ready market for oil and natural gas production, we sell the majority of our products soon after production at various locations, at which time title and risk of loss pass to the buyer. As a result, we maintain a minimum amount of product inventory in storage.

(E) Restricted Deposits

Except for as discussed following, Restricted Deposits consist of restricted funds on deposit with brokers in support of our risk management activities; see Note 11. The $3 billion of proceeds from NGPL PipeCo LLC’s  sale of debt in a private placement (see Note 10) were held in escrow and are included in the caption “Current Assets: Assets Held for Sale” in the accompanying Consolidated Balance Sheet at December 31, 2007.

(F) Accounts Receivable

The caption “Accounts Receivable, Net” in the accompanying Consolidated Balance Sheets is presented net of allowances for doubtful accounts. Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served. An allowance for doubtful accounts is charged to expense monthly, generally using a percentage of revenue or receivables, based on a historical analysis of uncollected amounts, adjusted as necessary for changed circumstances and customer-specific information. When specific receivables are determined to be uncollectible, the reserve and receivable are relieved. In support of credit extended to certain customers, we had received prepayments of $8.7 million, $13.0 million and $4.4 million at December 31, 2007, 2006 and 2005, respectively, included in

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

the caption “Current Liabilities: Other” in the accompanying Consolidated Balance Sheets. The following table shows the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2007, 2006 and 2005.

Allowance for Doubtful Accounts

	Successor Company	Predecessor Company
	Seven Months
	Ended	Five Months
	December 31,	Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Beginning Balance[1]	$-	$14.0	$5.8	$3.1
Additions: Charged to Cost and Expenses[2]	0.4	0.7	16.9	4.9
Deductions:
Write-off of Uncollectible Accounts	(0.5)	(4.7)	(7.8)	(2.2)
Reclassification to Assets Held for Sale	-	-	(0.9)	-
Reclassification to Accounts Receivable	0.1	-	-	-
Ending Balance	$-	$10.0	$14.0	$5.8
__________
[1]	The beginning balance as of June 1, 2007 has been adjusted to reflect the fair value of accounts receivable as the result of the Going Private transaction (see Note 1(B)).
[2]
Additions include $0.7 million and $2.4 million associated with assets classified as held for sale for the five months ended May 31, 2007 and the year ended December 31, 2006, respectively, as discussed in Note 7, and $6.5 million representing allowance for doubtful accounts balances of Kinder Morgan Energy Partners as of December 31, 2005. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts and balances of Kinder Morgan Energy Partners are included in our consolidated results as discussed in Note 1(B). Additions in 2005 include $3.1 million acquired with Terasen.

(G) Inventories

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006[1]
	(In millions)	(In millions)
Gas in Underground Storage (Current)	$-	$225.2
Product Inventory	19.5	20.4
Materials and Supplies	18.3	29.4
	$37.8	$275.0

Inventories are carried at lower of cost or market and are accounted for using the methods of average cost and last-in, first-out. We also maintain gas in our underground storage facilities on behalf of certain third parties. We receive a fee from our storage service customers but do not reflect the value of their gas stored in our facilities in the accompanying Consolidated Balance Sheets.

(H) Current Assets: Other

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
Assets Held for Sale - Turbines and Boilers[1]	$0.7	$4.9
Current Deferred Tax Asset	-	12.9
Derivatives	47.0	134.0
Prepaid Expenses	22.3	32.2
Income Tax Overpayments	-	6.5
Other	3.9	13.7
	$73.9	$204.2
__________
[1]	See Notes 5 and 6.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

(I) Goodwill

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

We purchased our investment in Kinder Morgan Energy Partners in October 1999. The businesses of Kinder Morgan Energy Partners that existed at that time are presently located in the Products Pipelines – KMP, CO2 – KMP, and Terminals – KMP segments. The equity method goodwill recharacterized as goodwill arising from an acquisition was allocated to these reporting units effective January 1, 2006 based on the respective fair value of each reporting unit at the date of our 1999 investment in Kinder Morgan Energy Partners. In addition, treating Kinder Morgan Energy Partners as our consolidated subsidiary resulted in goodwill balances residing on its books being included within our goodwill balance. Previously, these amounts were included as part of our investment in Kinder Morgan Energy Partners pursuant to the equity method.

In accordance with the provisions of SFAS No. 141, Business Combinations, as a result of the Going Private transaction, all previously recorded goodwill assigned to our reportable segments at May 31, 2007 was eliminated, and the goodwill arising from this transaction was allocated among our segments. Changes in the carrying amount of our goodwill for the five months ended May 31, 2007, the seven months ended December 31, 2007, and the year ended December 31, 2006 are summarized as follows:

	Predecessor Company
	Balance December 31, 2005	KMP Goodwill Consolidated into KMI[1]	Reallocation of Equity Method Goodwill	Acquisitions and Purchase Price Adjustments	Other[2]	Balance December 31, 2006
	(In millions)
Kinder Morgan Energy Partners	$859.4	$-	$(859.4)	$-	$-	$-
Power Segment	24.8	-	-	-	-	24.8
Kinder Morgan Canada Segment[3]	658.2	-	-	-	(1.2)	657.0
Terasen Gas Segment[3]	1,238.6	-	-	100.0	(646.0)	692.6
Products Pipelines Segment	-	263.2	695.5	-	(15.3)	943.4
Natural Gas Pipelines Segment	-	288.4	-	-	-	288.4
CO2 Segment	-	46.1	26.9	-	(0.6)	72.4
Terminals Segment	-	201.2	137.0	30.0	(3.0)	365.2

Consolidated Total	$2,781.0	$798.9	$-	$130.0	$(666.1)	$3,043.8
__________
[1]	At January 1, 2006.
[2]
Other adjustments include the translation of goodwill denominated in foreign currencies and reductions of the reallocation of equity method goodwill due to reductions in Knight Inc.’s ownership percentage of KMP. The adjustment of $646.0 to the Terasen Gas Segment was due mainly to an impairment charge (see Note 6).

[3]	Goodwill assigned to the Kinder Morgan Canada and Terasen Gas business segments is based on the purchase price allocation for our November 30, 2005 acquisition of Terasen (see Note 4).

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

	Predecessor Company
	Balance December 31, 2006	Acquisitions and Purchase Price Adjustments	Dispositions	Other[3]	Balance May 31, 2007
	(In millions)
Power Segment	$24.8	$-	$-	$-	$24.8
Kinder Morgan Canada Segment[1]	65.0	-	(65.0)	-	-
Terasen Gas Segment[2]	692.6	-	(692.6)	-	-
KMP – Products Pipelines Segment	943.4	-	-	(14.1)	929.3
KMP – Natural Gas Pipelines Segment	288.4	-	-	-	288.4
KMP – CO2 Segment	72.4	-	-	(0.5)	71.9
KMP – Terminals Segment	365.2	(2.7)	-	-	362.5
KMP – Trans Mountain Segment[1]	592.0	-	-	(360.2)	231.8

Consolidated Total	$3,043.8	$(2.7)	$(757.6)	$(374.8)	$1,908.7

	Successor Company
	Balance June 1, 2007	Acquisitions and Purchase Price Adjustments	Dispositions	Other[3]	Balance December 31, 2007
	(In millions)
NGPL Segment[4]	$4,624.3	$592.1	$(5,216.4)	$-	$-
KMP – Products Pipelines Segment	2,586.9	(398.4)	-	(9.1)	2,179.4
KMP – Natural Gas Pipelines Segment	3,058.7	155.5	-	(13.2)	3,201.0
KMP – CO2 Segment	1,454.2	(372.1)	-	(4.5)	1,077.6
KMP – Terminals Segment	1,546.1	(74.1)	-	(6.1)	1,465.9
KMP – Trans Mountain Segment[1]	231.8	-	-	18.3	250.1

Consolidated Total	$13,502.0	$(97.0)	$(5,216.4)	$(14.6)	$8,174.0
__________
[1]
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

[2]	As discussed in Note 6, we closed the sale of our Terasen Gas segment on May 17, 2007.
[3]
Adjustments include (i) the translation of goodwill denominated in foreign currencies, (ii) reductions in the allocation of goodwill due to reductions in Knight’s ownership percentage of KMP and (iii) the $377.1 million goodwill impairment on the KMP-Trans Mountain Segment.

[4]	In the fourth quarter of 2007 the assets, including goodwill, of the NGPL Segment were transferred to assets held for sale. See Note 1(M).

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

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. This transaction was completed April 30, 2007. Because Kinder Morgan Energy Partners is a consolidated subsidiary of us, this transaction was accounted for as a transfer between entities under common control and the assets and liabilities of the Trans Mountain pipeline system were transferred at book value. This transaction caused us to evaluate the fair value of the Trans Mountain pipeline system in determining whether goodwill related to these assets was impaired. Accordingly, based on our consideration of information obtained regarding the fair values of the Trans Mountain pipeline system assets, a goodwill impairment charge of $377.1 million was recorded in the first quarter of 2007.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

(J) Other Intangibles, Net

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

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
Customer Relationships, Contracts and Agreements:
Gross Carrying Amount	$321.3	$253.8
Accumulated Amortization	(11.6)	(36.2)
Net Carrying Amount	309.7	217.6

Technology-based Assets, Lease Value and Other:
Gross Carrying Amount	11.7	13.3
Accumulated Amortization	(0.3)	(1.4)
Net Carrying Amount	11.4	11.9

Total Other Intangibles, Net	$321.1	$229.5

Amortization expense on our intangibles consisted of the following:

	Successor Company	Predecessor Company
	Seven Months	Year Ended December 31,
	Ended	Five Months
	December 31, 2007	Ended May 31, 2007	2006	2005
	(In millions)	(In millions)
Customer Relationships, Contracts and Agreements	$11.6	$6.1	$15.0	$1.5
Technology-based Assets, Lease Value and Other	0.3	0.2	0.2	-
Total Amortizations	$11.9	$6.3	$15.2	$1.5

As of December 31, 2007, our weighted-average amortization period for our intangible assets was approximately 17.3 years. Our estimated amortization expense for these assets for each of the next five fiscal years is approximately $21.2 million, $20.1 million, $19.9 million, $19.9 million and $19.8 million, respectively.

(K) Other Investments

Our significant equity investments as of December 31, 2007 (and our percentage of ownership interests) consisted of:

•	NGPL PipeCo LLC (20%, see Note 1(M));

•	Express Pipeline System (33.33%);

•	Plantation Pipe Line Company (51%);

•	Thermo Cogeneration Partnership, L.P. and Greenhouse Holdings, LLC (Thermo Companies) (49.5%);

•	West2East Pipeline LLC (51%);

•	Red Cedar Gathering Company (49%);

•	Midcontinent Express Pipeline LLC (50%);

•	Thunder Creek Gas Services, LLC (25%);

•	Cortez Pipeline Company (50%); and

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

•	Horizon Pipeline Company (50%);

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

Kinder Morgan Energy Partners operates and owns a 51% ownership interest in West2East Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC. ConocoPhillips owns a 24% ownership interest in West2East Pipeline LLC and Sempra Energy holds the remaining 25% interest. As discussed in Note 4, when construction of the entire Rockies Express Pipeline project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect its 50% economic interest in the project. According to the provisions of current accounting standards, due to the fact that Kinder Morgan Energy Partners will have a 50% economic interest in the Rockies Express project on an ongoing basis, it is not considered the primary beneficiary of West2East Pipeline LLC and thus, accounts for its investment under the equity method of accounting. Prior to June 30, 2006, Kinder Morgan Energy Partners owned a 66 2/3% ownership interest in West2East Pipeline LLC and accounted for its investment under the full consolidation method. Following the decrease in Kinder Morgan Energy Partners’ ownership interest to 51% effective June 30, 2006, it deconsolidated this entity and began to account for its investment under the equity method. As of December 31, 2006, Kinder Morgan Energy Partners had no material investment in the net assets of West2East Pipeline LLC due to the fact that the amount of its assets, primarily property, plant and equipment, was largely offset by the amount of its liabilities, primarily debt.

Kinder Morgan Energy Partners also owns a 50% interest in Midcontinent Express Pipeline LLC. Energy Transfer Partners, L.P. owns the remaining 50% interest. In January 2008, in conjunction with the signing of additional binding transportation contracts, Midcontinent Express Pipeline LLC and MarkWest Pioneer, L.L.C. (“MarkWest”) entered into an option agreement which provides MarkWest a one-time right to purchase a 10% ownership interest in Midcontinent Express Pipeline LLC after the pipeline is fully constructed and placed into service. If the option is exercised, Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. will each own 45% of Midcontinent Express Pipeline LLC, while MarkWest will own the remaining 10%. See Equity Investee Natural Gas Pipeline Expansion Filings elsewhere in this note for information on the pipeline expansion filings of Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC.

The amount of our recorded investment in each of our equity-method investees is as follows:

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
NGPL PipeCo LLC	$720.0	$-
Express Pipeline System	402.1	449.7
Plantation Pipe Line Company	351.4	199.6
Thermo Companies	53.5	153.9
West 2 East Pipeline LLC	191.9	-
Red Cedar Gathering Company	135.6	160.7
Midcontinent Express Pipeline LLC	63.0	-
Customer Works LP	-	30.0
Thunder Creek Gas Services, LLC	37.0	37.2
Cortez Pipeline Company	14.2	16.2
Horizon Pipeline Company[1]	-	16.0
Subsidiary Trusts Holding Solely Debentures of Kinder Morgan	8.6	8.6
All Others	18.9	12.7
Total Equity Investments	$1,996.2	$1,084.6
______________
[1]	Balance for 2007 is included in the caption “Assets Held for Sale, Non-current” in the accompanying Consolidated Balance Sheet.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Our earnings (losses) from equity investments were as follows:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended May 31,	Year Ended December 31,
	2007	2007	2006	2005
	(In millions)	(In millions)
Cortez Pipeline Company	$10.5	$8.7	$19.2	$-
Express Pipeline System	14.9	5.0	17.1	2.0
Plantation Pipe Line Company	10.8	11.9	12.8	-
Thermo Companies	8.0	5.1	11.3	11.6
Red Cedar Gathering Company	16.1	11.9	36.3	-
Customer Works LP1	-	-	-	-
Thunder Creek Gas Services, LLC	1.2	1.0	2.5	-
Midcontinent Express Pipeline	1.2	0.2	-	-
West2East Pipeline LLC	(8.2)	(4.2)	-	-
Horizon Pipeline Company	1.0	0.6	1.8	1.7
Heartland Pipeline Company[2]	-	-	-	-
All Others	1.3	0.5	3.2	-
Total	$56.8	$40.7	$104.2	$15.3
Amortization of Excess Costs	$(3.4)	$(2.4)	$(5.6)	$-

[1]
This investment was part of the Terasen Inc. sale, therefore our earnings from it are included in “(Loss) Income from Discontinued Operations, Net of Tax” in the accompanying Consolidated Statements of Operations; see Note 7.

[2]
This investment was part of the North System sale, therefore our earnings from it are included in “(Loss) Income from Discontinued Operations, Net of Tax” in the accompanying Consolidated Statements of Operations; see Note 7.

Summarized combined unaudited financial information for our significant equity investments (listed above) is reported below (amounts represent 100% of investee financial information):

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Revenues	$738.4	$692.1	$76.7
Costs and Expenses	534.4	483.2	48.1
Net Income	$204.0	$208.9	$28.6

	December 31,
	2007[1]	2006
	(In millions)
Current Assets	$3,566.2	$241.2
Non-current Assets	11,469.5	2,580.3
Current Liabilities	572.3	319.6
Non-current Liabilities	6,078.4	1,671.2
Minority Interest in Equity of Subsidiaries	1.7	-
Partners’/Owners’ Equity	8,383.2	830.7

[1]
Includes amounts associated with our NGPL business segment. In December 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment. The closing of the sale occurred on February 15, 2008 (see Note 1(M)).

Equity Investee Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline-Currently Certificated Facilities

On August 9, 2005, the FERC approved the application of Rockies Express Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two pipeline segments), Rockies Express Pipeline LLC was granted authorization to construct and operate approximately 136 miles of pipeline

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

extending northward from the Meeker Hub, located at the northern end of Kinder Morgan Energy Partners’ TransColorado pipeline system in Rio Blanco County, Colorado, to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County, Colorado (segment 2). Construction of segments 1 and 2 has been completed, with interim service commencing on segment 1 on February 24, 2006, and full in-service of both segments on February 14, 2007. For phase II, Rockies Express was authorized to construct three compressor stations referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations were placed in service in January 2008. Construction of the Big Hole compressor station is planned to commence in the second quarter of 2008, in order to meet an expected in-service date of June 30, 2009.

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located west of the Cheyenne Hub. Construction commenced on May 21, 2007, and the project began interim service to upstream delivery points on January 12, 2008. This project is expected to be fully operational in mid-April 2008.

Rockies Express Pipeline-East Project

On April 30, 2007, Rockies Express filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the Rockies Express-East Project. The Rockies Express-East Project will be comprised of approximately 639 miles of 42-inch diameter pipeline commencing from the terminus of the Rockies Express-West pipeline to a terminus near the town of Clarington in Monroe County, Ohio and will be capable of transporting approximately 1.8 billion cubic feet per day of natural gas. On September 7, 2007, the FERC issued a Notice of Schedule for Environmental Review for the Rockies Express-East Project, referred to as the posted schedule. Rockies Express has requested that the FERC issue an updated scheduling order to modify the posted schedule for earlier resolution. Without a modification of the posted schedule, Rockies Express has concerns about its ability to complete its project by June 2009. Rockies Express is working closely with the FERC staff and other cooperating agencies to meet a revised schedule developed in consultation with the FERC staff at a public meeting convened on September 21, 2007. On November 23, 2007, the FERC issued a draft environmental impact statement for the project, in advance of the posted schedule. Comments on the environmental impact statement were submitted January 14, 2008, also in advance of the posted schedule. While there can be no assurance that the FERC will approve the revised schedule, subject to that approval, the Rockies Express-East Project is expected to begin partial service on December 31, 2008, and to be in full service in June 2009.

Midcontinent Express Pipeline Project

On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the proposed Midcontinent Express Pipeline natural gas transmission system. On February 8, 2008, the FERC issued a draft environmental impact statement that stated that the building and operation of the proposed Midcontinent Express Pipeline would result in limited adverse environmental impact. A final environmental impact statement must be released before the FERC can issue a certificate authorizing construction. Subject to the receipt of regulatory approvals, construction of the pipeline is expected to commence in August 2008 and be in service during the first quarter of 2009.

The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi and terminate close to the Alabama border, providing capability to transport natural gas supplies to major pipeline interconnects along the route up to its terminus at Transcontinental Gas Pipe Line Corporation’s Station 85. The Midcontinent Express Pipeline will have an initial capacity of up to 1.4 billion cubic feet and a total capital cost of approximately $1.3 billion. The pipeline is currently a 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P.

(L) Property, Plant and Equipment

We report property, plant and equipment at its acquisition cost. We expense costs for maintenance and repairs in the period incurred. The cost of property, plant and equipment sold or retired and the related depreciation are removed from our balance sheet in the period of sale or disposition. For our pipeline system assets, we generally charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal. We do not include retirement gain or loss in income except in the case of significant retirements or sales. Gains and losses on minor system sales, excluding

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

land, are recorded to the appropriate accumulated depreciation reserve. Gains and losses for operating systems sales and land sales are booked to income or expense accounts in accordance with regulatory accounting guidelines.

As discussed under (G) preceding, we maintain natural gas in underground storage as part of our inventory. This component of our inventory represents the portion of gas stored in an underground storage facility generally known as “working gas,” and represents an estimate of the portion of gas in these facilities available for routine injection and withdrawal to meet demand. In addition to this working gas, underground gas storage reservoirs contain injected gas which is not routinely cycled but, instead, serves the function of maintaining the necessary pressure to allow efficient operation of the facility. This gas, generally known as “cushion gas,” is divided into the categories of “recoverable cushion gas” and “unrecoverable cushion gas,” based on an engineering analysis of whether the gas can be economically removed from the storage facility at any point during its life. The portion of the cushion gas that is determined to be unrecoverable is considered to be a permanent part of the facility itself (thus, part of our Property, Plant & Equipment balance) and is depreciated over the facility’s estimated useful life. The portion of the cushion gas that is determined to be recoverable is also considered a component of the facility but is not depreciated because it is expected to ultimately be recovered and sold.

Depreciation on our long-lived assets is computed principally based on the straight-line method over their estimated useful lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic characteristics. The rates range from 1.13% to 12.0%, excluding certain short-lived assets such as vehicles. Depreciation estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates included changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives (and salvage values where appropriate) that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization expense. In addition, we are still reviewing the remaining useful lives of assets that have a new basis as a result of the Going Private transaction. Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

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

A gain on the sale of property, plant and equipment used in our oil and gas producing activities or in our bulk and liquids terminal activitities is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. A gain on an asset disposal is recognized in income in the period that the sale is closed. A loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received or the market value if the asset is being held for sale. A loss is recognized when the asset is sold or when the net cost of an asset held for sale is greater than the market value of the asset.

In addition, we engage in enhanced recovery techniques in which carbon dioxide is injected into certain producing oil reservoirs. In some cases, the acquisition cost of the carbon dioxide associated with enhanced recovery is capitalized as part of our development costs when it is injected. The acquisition cost associated with pressure maintenance operations for reservoir management is expensed when it is injected. When carbon dioxide is recovered in conjunction with oil production, it is extracted and re-injected, and all of the associated costs are expensed as incurred. Proved developed reserves are used in computing units of production rates for drilling and development costs, and total proved reserves are used for depletion of leasehold costs. The units-of-production rate is determined by field.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

possible reserves or, if available, comparable market values. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment.

(M) Assets and Liabilities Held for Sale

On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment (primarily MidCon Corp, which is the parent of Natural Gas Pipeline Company of America) to Myria Acquisition Inc. (“Myria”), a Delaware corporation, for approximately $5.9 billion, subject to certain adjustments. The closing of the sale occurred on February 15, 2008. We will continue to operate NGPL assets pursuant to a 15-year operating agreement. See Note 19 for further information regarding this agreement.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, 80% of the assets and liabilities associated with the NGPL business segment transaction are included in our Consolidated Balance Sheet at December 31, 2007 in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” with the remaining 20% (representing our retained investment) included in the caption “Investments.”

Balances in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current.” included in our Consolidated Balance Sheet at December 31, 2006 relate to the assets and liabilities that were included in the sale of our U.S.-based retail natural gas distribution properties, which closed in March of 2007. See Note 7 for further information regarding this transaction.

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

We have included $1.4 million of our total asset retirement obligations as of December 31, 2007 in the caption “Current Liabilities: Other,” $2.8 million related to our NGPL operations in the caption “Liabilities Held for Sale, Non-Current” and the remaining $50.8 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying Consolidated Balance Sheet. A reconciliation of the changes in our accumulated asset retirement obligations for the seven months ended December 31, 2007, the five months ended May 31, 2007 and year ended December 31, 2006 is as follows:

	Successor Company	Predecessor Company
	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006
	(In millions)	(In millions)
Balance at Beginning of Period	$53.1	$52.5	$3.2
KMP ARO Consolidated into Knight Inc.[1]	n/a	n/a	43.2
Additions	1.2	0.2	6.8
Liabilities Settled	(0.8)	(0.7)	(3.2)
Accretion Expense	1.5	1.1	2.5
Balance at End of Period	$55.0	$53.1	$52.5
___________
[1]
Represents asset retirement obligation balances of Kinder Morgan Energy Partners as of December 31, 2005. Due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts and balances of Kinder Morgan Energy Partners are included in our consolidated results as discussed in Note 1(B).

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

In general, within the NGPL business segment, the system is composed of underground piping, compressor stations and associated facilities, natural gas storage facilities and certain other facilities and equipment. Except as discussed following, we have no plans to abandon any of these facilities, the majority of which have been providing utility service for many years, making it impossible to determine the timing of any potential retirement expenditures. Notwithstanding our current intentions, in general, if we were to cease utility operations in total or in any particular area, we would be permitted to abandon the underground piping in place, but would have to remove our surface facilities from land belonging to our customers or others. We would generally have no obligations for removal or remediation with respect to equipment and facilities, such as compressor stations, located on land we own.

NGPL has various condensate drip tanks located throughout the system, storage wells located within the storage fields, laterals no longer integral to the overall mainline transmission system, compressor stations which are no longer active, and other miscellaneous facilities, all of which have been officially abandoned. Additionally, in August 2007, BP notified Canyon Creek Compression Company (“Canyon Creek”) of its decision to discontinue operations at the Whitney Plant, by October 1, 2007. As of September 4, 2007, BP has ceased operations at its Whitney Canyon Gas Plant, which is located near Evanston, Wyoming. The Whitney Plant is the exclusive source of gas compressed at Canyon Creek’s facility. For these facilities, it is possible to reasonably estimate the timing of the payment of obligations associated with their retirement. The recognition of the NGPL and Canyon Creek obligations has resulted in a combined liability and associated asset of approximately $2.8 million as of December 31, 2007. These balances represent the present value of those future obligations for which we are able to make reasonable estimations of the current fair value due to, as discussed above, our ability to estimate the timing of the incurrence of the expenditures. The remainder of NGPL’s asset retirement obligations have not been recorded due to our inability, as discussed above, to reasonably estimate when they will be settled in cash. As discussed in Note 1(M), we have sold an 80% ownership interest in our NGPL business segment.

In the CO2 – KMP business segment, we are required to plug and abandon oil and gas wells that have been removed from service and to remove our surface wellhead equipment and compressors. As of December 31, 2007, we have recognized asset retirement obligations relating to these requirements at existing sites within the CO2 – KMP segment in the aggregate amount of $49.2 million.

In the Natural Gas Pipelines – KMP business segment, if we were to cease providing utility services, we would be required to remove surface facilities from land belonging to our customers and others. The Texas intrastate natural gas pipeline group has various condensate drip tanks and separators located throughout its natural gas pipeline systems, as well as one inactive gas processing plant, various laterals and gathering systems which are no longer integral to the overall mainline transmission systems, and asbestos-coated underground pipe which is being abandoned and retired. The Kinder Morgan Interstate Gas Transmission system has compressor stations which are no longer active and other miscellaneous facilities, all of which have been officially abandoned. We believe we can reasonably estimate both the time and costs associated with the retirement of these facilities. As of December 31, 2007, we have recognized asset retirement obligations relating to the businesses within the Natural Gas Pipelines – KMP segment in the aggregate amount of $3.0 million.

Subsequent to the January 2008 sale of the Colorado power generation assets (see Note 19), the remaining facilities utilized in our power generation activities consist of the Jackson, Michigan power plant (which we do not own but we operate and maintain a preferred interest in) and a gas-fired power facility in Snyder, Texas (which we own and operate and which is located on land that we also own) that provides electricity to Kinder Morgan Energy Partners’ SACROC operations. With respect to the Jackson, Michigan power plant, we have no obligation for any asset retirement obligation that may exist or arise. With respect to the Snyder, Texas power plant, we have no asset retirement obligation with respect to those facilities. Thus, our power generation activities do not give rise to any asset retirement obligations.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

(P) Interest Expense

Total interest expense as presented in the accompanying Consolidated Statements of Operations is comprised of the following.

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Interest Expense	$609.7	$264.1	$582.3	$148.7
Capitalized Interest[1]	(25.5)	(12.2)	(23.3)	(1.2)
Interest Expense, Net	584.2	251.9	559.0	147.5
Interest Expense – Preferred Interest in General Partner of KMP	3.6	-	-	-
Interest Expense – Deferrable Interest Debentures	12.8	9.1	21.9	21.9
Total Interest Expense	$600.6	$261.0	$580.9	$169.4
__________
[1]
Includes the debt component of the allowance for funds used during construction for our regulated utility operations, which are accounted for in accordance with the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

“Interest Expense-Net” as presented in the in the accompanying Consolidated Statements of Operations includes approximately $194.4 million of interest expense for the seven months ended December 31, 2007 related to the increased debt incurred in the Going Private transaction (See Note 1(B)). Included in “Interest Expense-Net” in 2006 is $332.0 million relating to the inclusion of the results of operations of Kinder Morgan Energy Partners in our consolidated results as required by EITF No. 04-5 which, as discussed in Note 1(B), became effective and was implemented on January 1, 2006 and $67.8 million relating to eleven months of additional net interest expense associated with the acquisition of Terasen, which was effective November 30, 2005 (see Note 4).

(Q) Other, Net

“Other, Net” as presented in the accompanying Consolidated Statements of Operations includes a $14.5 million and a $3.3 million unrealized gain on exchange rate fluctuations for the seven months ended December 31, 2007 and the five months ended May 31, 2007, respectively, and $4.2 million and $9.3 million of interest income for the seven months ended December 31, 2007 and the five months ended May 31, 2007, respectively. Included in “Other, Net” in 2006 is a $22.5 million net loss on currency transactions. This 2006 net loss on currency transactions was partially offset by $6.2 million of interest income and $8.0 million in net gains on contract settlements. Included in “Other, Net” in 2005 is a $78.5 million gain on sales of Kinder Morgan Management shares that we owned, which transactions are discussed in Note 5, and a $15.0 million charge for our charitable contribution to the Kinder Morgan Foundation.

(R) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. “Other, Net,” presented as a component of “Net Cash Flows From Operating Activities” in the accompanying Consolidated Statements of Cash Flows includes, among other things, non-cash charges and credits to income including amortization of deferred revenue and amortization of gains and losses realized on the termination of interest rate swap agreements; see Note 11.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

ADDITIONAL CASH FLOW INFORMATION

Changes in Working Capital Items
(Net of Effects of Acquisitions and Sales)
Increase (Decrease) in Cash and Cash Equivalents

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Accounts Receivable	$(64.3)	$(31.9)	$192.5	$(15.1)
Materials and Supplies Inventory	(8.1)	(1.7)	(0.5)	(0.1)
Other Current Assets	(65.2)	0.5	103.2	(52.0)
Accounts Payable	68.7	26.3	(243.4)	6.6
Income Tax Benefits from Employee Benefit Plans	-	-	-	22.0
Other Current Liabilities	172.9	(196.1)	28.2	25.2
	$104.0	$(202.9)	$80.0	$(13.4)

Supplemental Disclosures of Cash Flow Information

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Cash Paid for:
Interest (Net of Amount Capitalized)	$586.5	$381.8	$731.6	$184.0
Income Taxes Paid (Net of Refunds)[1]	$146.4	$133.3	$314.9	$204.0
__________
[1]	Income taxes paid includes taxes paid related to prior periods.

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

During the seven months ended December 31, 2007, the five months ended May 31, 2007 and the year ended December 31, 2006, we acquired $1.2 million, $18.5 million and $6.1 million, respectively, of assets by the assumption of liabilities.

Non-cash investing activities during the seven months ended December 31, 2007, the five months ended May 31, 2007 and the year ended December 31, 2006 include the accrual for construction costs of $83.0 million, $4.9 million and $70.5 million, respectively..

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

As discussed in Note 13 following, during the years ended December 31, 2006 and 2005, we made non-cash grants of restricted shares of common stock.

(S) Transactions with Related Parties

Due to our implementation of EITF No. 04-5, we have included Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006.

Knight Holdco LLC

In accordance with SFAS No. 123R, our parent, Knight Holdco LLC is required to recognize compensation expense in connection with its Class A-1 and Class B units over the expected life of such units. As a subsidiary of Knight Holdco LLC, we and certain of our subsidiaries are allocated this compensation expense, which totaled $4.4 million for the seven months ended December 31, 2007, although none of us or any of our subsidiaries have any obligation, nor do we expect, to pay any amounts in respect of such units.

Plantation Pipe Line Company

Kinder Morgan Energy Partners has a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The outstanding note receivable balance was $89.7 million and $93.1 million as of December 31, 2007 and December 31, 2006, respectively. Of these amounts, $2.4 million and $3.4 million are included within “Accounts, Notes and Interest Receivable, Net: Related Parties” on our consolidated balance sheets as of December 31, 2007 and December 31, 2006, respectively, and the remainder is included within “Notes Receivable─Related Parties” at each reporting date.

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

As of January 1, 2006, Kinder Morgan Energy Partners had a $17.0 million note receivable from Coyote Gulch. The term of the note was month-to-month. In March 2006, the owners of Coyote Gulch agreed to transfer Coyote Gulch’s notes payable to members’ equity. Accordingly, Kinder Morgan Energy Partners contributed the principal amount of $17.0 million related to its note receivable to its equity investment in Coyote Gulch.

On September 1, 2006, Kinder Morgan Energy Partners and the Southern Ute Tribe (owners of the remaining 50% interest in Coyote Gulch) agreed to transfer all of the members’ equity in Coyote Gulch to the members’ equity of Red Cedar Gathering Company, a joint venture organized in August 1994. Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado, and is owned 49% by Kinder Morgan Energy Partners and 51% by the Southern Ute Tribe. Under the terms of a five-year operating lease agreement that became effective January 1, 2002, Red Cedar also operates the gas treating facility owned by Coyote Gulch and is responsible for all operating and maintenance expenses and capital costs.

Accordingly, on September 1, 2006, Kinder Morgan Energy Partners and the Southern Ute Tribe contributed the value of their respective 50% ownership interests in Coyote Gulch to Red Cedar, and as a result, Coyote Gulch became a wholly owned subsidiary of Red Cedar. The value of Kinder Morgan Energy Partners’ 50% equity contribution from Coyote Gulch to Red Cedar on September 1, 2006 was $16.7 million, and this amount remains included within “Investments: Other” in our accompanying Consolidated Balance Sheet as of December 31, 2007.

The “Accounts Receivable, Net—Related Parties” balances shown in the accompanying Consolidated Balance Sheets primarily represent balances with Plantation Pipeline Company at December 31, 2007 and 2006.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Related-party operating revenues are included in the accompanying Consolidated Statements of Operations as follows:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Natural Gas Transportation and Storage	$6.7	$4.5	$6.1	$4.4
Natural Gas Sales	-	-	-	9.4
Other Revenues	-	-	-	1.6
Total Related-party Operating Revenues	$6.7	$4.5	$6.1	$15.4

During 2007 and 2006, related-party operating revenues were primarily attributable to Horizon Pipeline Company and Plantation Pipeline Company. During 2005, when we accounted for Kinder Morgan Energy Partners under the equity method, related-party revenues were primarily attributable to Horizon Pipeline Company and entities owned by Kinder Morgan Energy Partners.

The caption “Purchases and Other Costs of Sales” in the accompanying Consolidated Statements of Operations includes related-party costs totaling  $0.8 million, $0.3 million, $1.5 million and $25.3 million for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the years ended December 31, 2006 and 2005, respectively. Related-party costs during 2005, when we accounted for Kinder Morgan Energy Partners under the equity method, primarily related to natural gas transportation and storage services and natural gas provided by entities owned by Kinder Morgan Energy Partners.

(T) Accounting for Risk Management Activities

We utilize energy derivatives for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, natural gas liquids, crude oil and associated transportation. We also utilize interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements and cross-currency interest rate swap agreements to mitigate foreign currency risk from our investments in businesses owned and operated outside the United States. Our accounting policy for these activities is in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related pronouncements. This policy is described in detail in Note 11.

(U) Income Taxes

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

(V) Environmental Matters

We expense or capitalize, as appropriate, environmental expenditures that relate to current operations. We expense expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. We also routinely adjust our environmental liabilities to reflect changes in previous estimates. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable. For more information on our environmental matters, see Note 17.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

(W) Legal

We are subject to litigation and regulatory proceedings as the result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. In general, we expense legal costs as incurred and all recorded legal liabilities are revised as better information becomes available. When we identify specific litigation that is expected to continue for a significant period of time and require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement, and we accrue for such amounts. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. For more information on our legal disclosures, see Note 17.

(X) Accounting for Minority Interests

Due to our implementation of EITF No. 04-5, we have included Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006.

The caption “Minority Interests in Equity of Subsidiaries” in our Consolidated Balance Sheets is comprised of the following balances:

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
Kinder Morgan Energy Partners	$1,616.0	$1,727.7
Kinder Morgan Management, LLC	1,657.7	1,328.4
Triton Power	29.2	25.9
Other	11.1	13.5
	$3,314.0	$3,095.5

During the seven months ended December 31, 2007 and the five months ended May 31, 2007, Kinder Morgan Energy Partners paid distributions of $1.73 and $1.66 per common unit, respectively, of which $257.3 million and $246.6 million, respectively, was paid to the public holders (represented in minority interests) of Kinder Morgan Energy Partners’ common units. On January 16, 2008, Kinder Morgan Energy Partners declared a quarterly distribution of $0.92 per common unit for the quarterly period ended December 31, 2007. The distribution was paid on February 14, 2008, to unitholders of record as of January 31, 2008.

(Y) Foreign Currency Translation

We translate our Canadian dollar denominated financial statements into United States dollars using the current rate method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, revenue and expense items are translated at average rates of exchange for the period, and the exchange gains and losses arising on the translation of the financial statements are reflected as a separate component of Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheet.

Foreign currency transaction gains or losses, other than hedges of net investments in foreign companies, are included in results of operations. In 2006, we recorded net pre-tax losses of $22.5 million from foreign currency transactions and swaps. See Note 11 for information regarding our hedges of net investments in foreign companies.

2.   Investment in Kinder Morgan Energy Partners, L.P.

At December 31, 2007, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 30.0 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 10.3 million i-units, represent approximately 12.1% of the total limited partner interests of Kinder Morgan Energy Partners. See Note 3 for additional information regarding Kinder Morgan Management, LLC and Kinder Morgan Energy Partners’ i-units. In addition, we are the sole common stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 13.9% of Kinder Morgan Energy Partners’ total equity interests at December 31, 2007. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximate 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner shareholder.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

In conjunction with Kinder Morgan Energy Partners’ acquisition of certain natural gas pipelines from us, we agreed to indemnify Kinder Morgan Energy Partners with respect to approximately $733.5 million of its debt. We would be obligated to perform under this indemnity only if Kinder Morgan Energy Partners’ assets were unable to satisfy its obligations.

Following is summarized financial information for Kinder Morgan Energy Partners for 2005, when we accounted for Kinder Morgan Energy Partners under the equity method. As discussed in Note 1(B), due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Additional information regarding Kinder Morgan Energy Partners’ results of operations and financial position are contained in its 2007 Annual Report on Form 10-K.

Summarized Income
Statement Information

Year Ended December 31, 2005
(In millions)
Operating Revenues	$9,787.1
Operating Expenses	8,773.6
Operating Income	$1,013.5

Net Income	$812.2

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

On November 14, 2007, Kinder Morgan Management made a distribution of 0.017686 of its shares per outstanding share (1,258,778 total shares) to shareholders of record as of October 31, 2007, based on the $0.88 per common unit distribution declared by Kinder Morgan Energy Partners. On February 14, 2008, Kinder Morgan Management made a distribution of 0.017312 of its shares per outstanding share (1,253,951 total shares) to shareholders of record as of January 31, 2008, based on the $0.92 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners’ cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 4,430,806, 4,383,303 and 3,760,732 shares in the years ended December 31, 2007, 2006 and 2005, respectively.

On May 15, 2007, Kinder Morgan Management issued 5.7 million listed shares in a public offering at a price of $52.26 per share. Kinder Morgan Management used the net proceeds of $297.9 million from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners.

At December 31, 2007, we owned 10.3 million Kinder Morgan Management shares representing 14.3% of Kinder Morgan Management’s outstanding shares.

4.  Business Combinations

The following acquisitions were accounted for as business combinations and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of purchase price to assets acquired (and any liabilities assumed) may be adjusted to reflect the final determined amounts during a period of time following the acquisition. Although the time that is required to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination will vary with circumstances, generally our allocation period ends when we no longer are waiting for information that is known to be available or obtainable. The results of operations from these acquisitions are included in our consolidated financial statements from the acquisition date.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Terasen

On November 30, 2005, we completed the acquisition of Terasen and, accordingly, Terasen’s results of operations are included in our consolidated results of operations beginning on that date. Terasen is an energy transportation and utility services provider headquartered in Burnaby, British Columbia, Canada. Terasen’s two core businesses are its natural gas distribution business and its petroleum pipeline business. Terasen Gas is the largest distributor of natural gas in British Columbia, serving approximately 905,000 customers at December 31, 2006. Terasen Pipelines, which we have renamed Kinder Morgan Canada, owned and operated Trans Mountain Pipe Line prior to its transfer to Kinder Morgan Energy Partners (see Note 1(I)), which extends from Edmonton to Vancouver and Washington State. Terasen Pipelines (Corridor) Inc., which extends from the Alberta oilsands to Edmonton, is owned by Terasen. Kinder Morgan Canada also operates, and Terasen owns a one-third interest in, the Express System, which extends from Alberta to the U.S. Rocky Mountain region and Midwest. In 2007, we sold significant portions of Terasen (see Note 7).

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

The acquisition was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed were recorded at their respective estimated fair market values as of the acquisition date. The calculation of the total purchase price and the allocation of that purchase price to the assets acquired and liabilities assumed based on their estimated fair market values is shown following.

The Total Purchase Price Consisted of the Following:	(In millions)
Total Market Value of Kinder Morgan, Inc. Common Shares Issued	$1,146.8
Cash Paid – U.S. Dollar Equivalent	2,134.3
Transaction Fees	15.7
Total Purchase Price	$3,296.8

The Allocation of the Purchase Price was as Follows:	(In millions)
Current Assets	$812.7
Goodwill	1,990.4
Investments	504.8
Property, Plant and Equipment	3,592.7
Deferred Charges and Other Assets	602.4
Current Liabilities	(1,517.8)
Deferred Income Taxes	(667.2)
Other Deferred Credits	(264.5)
Long-term Debt	(1,756.7)
$3,296.8

The final allocation of the purchase price resulted in the recording of $1.99 billion of total goodwill, which we do not expect to be deductible for income tax purposes. During 2006, the allocation to goodwill increased by approximately $100 million, primarily related to revisions in the estimated fair value of regulated assets. There were a number of factors contributing to the total purchase price that resulted in our recognition of goodwill from this transaction, including: a stable portfolio of natural gas distribution assets; potential future deregulation or unbundling of natural gas distribution services; expected increases in Canadian oilsands production and worldwide oil demand and the potential for expansion projects with attractive overall returns combined with our ability to capitalize on those projects due to our expertise in developing and operating energy-related assets. The allocation of goodwill to reporting segments was as follows:

Allocation of Goodwill:	(In millions)
Terasen Gas	$1,334.3
Kinder Morgan Canada	656.1
$1,990.4

In consideration of the Terasen Inc. sales agreement entered into in February 2007, which was closed on May 17, 2007 (see Note 7), and the transfer of Trans Mountain pipeline system to Kinder Morgan Energy Partners on April 30, 2007 (see Note 5), significant portions of this goodwill were considered impaired and charges were recorded in 2006 and 2007, respectively (see Note 6).

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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
$244.6

On the acquisition date, Entrega Gas Pipeline LLC owned the Entrega Pipeline, an interstate natural gas pipeline that will, when fully constructed, consist of two segments: (i) a 136-mile, 36-inch diameter pipeline that extends from the Meeker Hub in Rio Blanco County, Colorado to the Wamsutter Hub in Sweetwater County, Wyoming and (ii) a 191-mile, 42-inch diameter pipeline that extends from the Wamsutter Hub to the Cheyenne Hub in Weld County, Colorado. In the first quarter of 2006, EnCana Corporation completed construction of the pipeline segment that extends from the Meeker Hub to the Wamsutter Hub, and interim service began on that portion of the pipeline on February 24, 2006. Under the terms of the purchase and sale agreement, Rockies Express Pipeline LLC constructed the segment that extends from the Wamsutter Hub to the Cheyenne Hub. Construction on this pipeline segment began in the second quarter of 2006, and both pipeline segments were placed into service on February 14, 2007.

In April 2006, Rockies Express Pipeline LLC merged with and into Entrega Gas Pipeline LLC, and the surviving entity was renamed Rockies Express Pipeline LLC. Going forward, the entire pipeline system (including the lines currently being developed by Rockies Express Pipeline LLC) will be known as the Rockies Express Pipeline. The combined 1,679-mile pipeline system will be one of the largest natural gas pipelines ever constructed in North America. The approximately $4.9 billion project will have the capability to transport 1.8 billion cubic feet per day of natural gas, and binding firm commitments have been secured for virtually all of the pipeline capacity.

On June 30, 2006, ConocoPhillips exercised its option to acquire a 25% ownership interest in West2East Pipeline LLC. On that date, a 24% ownership interest was transferred to ConocoPhillips, and an additional 1% interest will be transferred once construction of the entire project is completed. Through Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC, Kinder Morgan Energy Partners will continue to operate the project but its ownership interest decreased to 51% of the equity in the project (down from 66 2/3%). Sempra’s ownership interest in West2East Pipeline LLC decreased to 25% (down from 33 1/3%). When construction of the entire project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect our 50% economics in the project. We do not anticipate any additional changes in the ownership structure of the Rockies Express Pipeline project.

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

Under the equity method, the costs of the investment in West2East Pipeline LLC are recorded within the “Investments: Other” caption on our consolidated balance sheet and as changes in the net assets of West2East Pipeline LLC occur (for example, earnings and dividends), we recognize our proportional share of that change in the “Investments” account. We also record our

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

proportional share of any accumulated other comprehensive income or loss within the “Accumulated Other Comprehensive Loss” caption on our Consolidated Balance Sheet.

In addition, Kinder Morgan Energy Partners has guaranteed its proportionate share of West2East Pipeline LLC’s debt entered into by Rockies Express Pipeline LLC. See Note 14 for additional information regarding Rockies Express Pipeline LLC’s debt.

April 2006 Oil and Gas Properties

On April 5, 2006, Kinder Morgan Production Company L.P. purchased various oil and gas properties from Journey Acquisition – I, L.P. and Journey 2000, L.P. for an aggregate consideration of approximately $63.6 million, consisting of $60.0 million in cash and $3.6 million in assumed liabilities. The acquisition was effective March 1, 2006. However, Kinder Morgan Energy Partners divested certain acquired properties that are not considered candidates for carbon dioxide enhanced oil recovery, thus reducing the total investment. Kinder Morgan Energy Partners received proceeds of approximately $27.1 million from the sale of these properties.

The properties are primarily located in the Permian Basin area of West Texas, produce approximately 400 barrels of oil equivalent per day, and include some fields with potential for enhanced oil recovery development near Kinder Morgan Energy Partners’ current carbon dioxide operations. The acquired operations are included as part of the CO2 – KMP business segment.

The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$60.0
Liabilities Assumed	3.6
Total Purchase Price	$63.6

Allocation of Purchase Price:
Current Assets	$0.1
Property, Plant and Equipment	63.5
$63.6

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$61.6
Liabilities Assumed	0.3
Total Purchase Price	$61.9

Allocation of Purchase Price:
Current Assets	$0.5
Property, Plant and Equipment	43.6
Goodwill	17.8
$61.9

A total of $17.8 million of goodwill was assigned to the Terminals – KMP business segment and the entire amount is expected to be deductible for tax purposes. Kinder Morgan Energy Partners believes these acquisitions resulted in the recognition of goodwill due to the fact that the purchase price allocations agreed upon by Kinder Morgan Energy Partners and the sellers reflected purchase costs exceeding the fair values of the acquired identifiable net assets and liabilities.

November 2006 Transload Services, LLC

Effective November 20, 2006, Kinder Morgan Energy Partners acquired all of the membership interests of Transload Services, LLC from Lanigan Holdings, LLC for an aggregate consideration of approximately $16.6 million, consisting of $15.8 million in cash and $0.8 million of assumed liabilities. Transload Services, LLC is a leading provider of innovative, high quality material handling and steel processing services, operating 14 steel-related terminal facilities located in the Chicago metropolitan area and various cities in the United States. Its operations include transloading services, steel fabricating and processing, warehousing and distribution, and project staging. Specializing in steel processing and handling, Transload Services can inventory product, schedule shipments and provide customers cost-effective modes of transportation. The combined operations include over 92 acres of outside storage and 445,000 square feet of covered storage that offers customers environmentally controlled warehouses with indoor rail and truck loading facilities for handling temperature and humidity sensitive products. The acquired assets are included in the Terminals – KMP business segment, and the acquisition further expanded and diversified Kinder Morgan Energy Partners’ existing terminals’ materials services (rail transloading) operations.

The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$15.8
Liabilities Assumed	0.8
Total Purchase Price	$16.6

Allocation of Purchase Price:
Current Assets	$1.6
Property, Plant and Equipment	6.6
Goodwill	8.4
$16.6

A total of $8.4 million of goodwill was assigned to the Terminals – KMP business segment, and the entire amount is expected to be deductible for tax purposes. Kinder Morgan Energy Partners believes this acquisition resulted in the recognition of goodwill primarily due to the fact that it establishes a business presence in several key markets, taking advantage of the non-residential and highway construction demand for steel that contributed to our acquisition price exceeding the fair value of acquired identifiable net assets and liabilities - in the aggregate, these factors represented goodwill.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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
$7.3

December 2006 Roanoke, Virginia Products Terminal

Effective December 15, 2006, Kinder Morgan Energy Partners acquired a refined petroleum products terminal located in Roanoke, Virginia from Motiva Enterprises, LLC for approximately $6.4 million in cash. The terminal has storage capacity of approximately 180,000 barrels per day for refined petroleum products like gasoline and diesel fuel. The terminal is served exclusively by the Plantation Pipeline and Motiva has entered into a long-term contract to use the terminal. The acquisition complemented the other refined products terminals Kinder Morgan Energy Partners owns in the southeastern region of the United States, and the acquired terminal is included as part of the Products Pipelines – KMP business segment.

The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$6.4
Liabilities Assumed	-
Total Purchase Price	$6.4

Allocation of Purchase Price:
Property, Plant and Equipment	$6.4
$6.4

January 2007 Interest in Cochin Pipeline

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

As of December 31, 2007, our allocation of the purchase price was preliminary, pending final determination of deferred income tax balances at the time of acquisition.  We expect these final purchase price adjustments to be in the first quarter of 2008.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$5.5
Notes Payable (Fair Value)	42.3
Total Purchase Price	$47.8

Allocation of Purchase Price:
Property, Plant and Equipment	$47.8
$47.8

May 2007 Vancouver Wharves Terminal
On May 30, 2007, Kinder Morgan Energy Partners purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for aggregate consideration of $57.2 million, consisting of $38.8 million in cash and $18.4 million in assumed liabilities.

The Vancouver Wharves facility is located on the north shore of the Port of Vancouver’s main harbor and includes five deep-sea vessel berths situated on a 139-acre site. The terminal assets include significant rail infrastructure, dry bulk and liquid storage and material handling systems, which allow the terminal to handle over 3.5 million tons of cargo annually. Vancouver Wharves also has access to three major rail carriers connecting to shippers in western and central Canada and the U.S. Pacific Northwest. The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing terminal operations and all of the acquired assets are included in the Terminals – KMP business segment.

The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$38.8
Assumed Liabilities	18.4
Total Purchase Price	$57.2

Allocation of Purchase Price:
Current Assets	$6.5
Property, Plant and Equipment	50.7
$57.2

September 2007 Marine Terminals, Inc.

Effective September 1, 2007, Kinder Morgan Energy Partners acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of approximately $101.5 million, consisting of $100.3 million in cash and an assumed liability of $1.2 million. The acquired assets and operations are primarily involved in the handling and storage of steel and alloys, and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina, and Berkley, South Carolina. Combined, the five facilities handled approximately 13.4 million tons of steel products in 2006. Under long-term contracts, the acquired terminal facilities will continue to provide handling, processing, harboring and warehousing services to Nucor Corporation, one of the nation’s largest steel and steel products companies.

As of December 31, 2007, we have preliminarily allocated $60.8 million of the combined purchase price to “Property, Plant and Equipment, Net”. The $40.5 million allocated to deferred charges and other assets included $39.7 million of intangible assets, representing the fair value of intangible customer relationships which encompass both the contractual life of customer contracts plus any future customer relationship value beyond the contract life. We expect to make further purchase price adjustments to the acquired assets in the first half of 2008 based on further analysis of fair values. The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing ferro alloy terminal operations and will provide Nucor and other customers further access to its growing national network of marine and rail terminals. All of the acquired assets are included in the Terminals – KMP business segment.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows (in millions):

Purchase Price:
Cash Paid, Including Transaction Costs	$100.3
Assumed Liabilities	1.2
Total Purchase Price	$101.5

Allocation of Purchase Price:
Current Assets	$0.2
Property, Plant and Equipment	60.8
Deferred Charges and Other	40.5
$101.5

Pro Forma Information

Pro forma information regarding consolidated income statement information that assumes all of the acquisitions we have made and joint ventures we have entered into since January 1, 2006, including the ones listed above, had occurred as of January 1, 2006, is not materially different from the information presented in our accompanying Consolidated Statements of Operations.

5.  Investments and Sales

In March 2008, Kinder Morgan Energy Partners completed a public offering of 5,750,000 of its common units (see Note 19).

In January 2008, we completed the sale of our interests in three natural gas-fired power plants in Colorado (see Note 19).

During 2007, we completed the sales of (i) our U.S.-based retail natural gas distribution and related operations, (ii) Terasen Inc., our Canada-based retail natural gas distribution operations, which, in prior periods, we referred to as the Terasen Gas business segment, and (iii) Terasen Pipelines (Corridor) Inc. Additionally, in 2007 Kinder Morgan Energy Partners completed the sale of its North System and its 50% ownership interest in the Heartland Pipeline Company. Note 7 contains additional information regarding these discontinued operations.

On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria for approximately $5.9 billion, subject to certain adjustments. Notes 1(M) and 19 contain additional information regarding this transaction.

On December 5, 2007, Kinder Morgan Energy Partners issued, in a public offering, 7,130,000 of its common units, including common units sold pursuant to the underwriters’ over-allotment option, at a price of $48.09 per common unit, less underwriting expenses, receiving total net proceeds of $342.9 million. This transaction had the associated effects of increasing our minority interests associated with Kinder Morgan Energy Partners by $330.1 million and reducing our (i) goodwill by $33.8 million, (ii) associated accumulated deferred income taxes by $7.6 million and (iii) paid-in capital by $13.4 million.

In December 2007, we sold the remainder of our surplus power equipment for $3.0 million (net of marketing fees.) We did not recognize any gain or loss associated with this sale.

On May 15, 2007, Kinder Morgan Management issued 5.7 million listed shares in a public offering at a price of $52.26 per share. Kinder Morgan Management used the net proceeds of $297.9 million from the sale to purchase 5.7 million i-units from Kinder Morgan Energy Partners. This transaction had the associated effects of increasing our (i) minority interests associated with Kinder Morgan Energy Partners by $22.7 million, (ii) associated accumulated deferred income taxes by $1.9 million and (iii) paid-in capital by $3.4 million, and reducing our goodwill by $17.4 million.

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. Due to the inclusion of Kinder Morgan Energy Partners and its subsidiaries in our consolidated financial statements resulting from the implementation of EITF 04-5 (see Note 1(B)), we accounted for this transaction as a transfer of net assets between entities under common control as prescribed by SFAS No. 141, which is similar to the pooling-of-interests method of accounting. Therefore, following Kinder Morgan Energy Partners’ acquisition of Trans Mountain from us on April 30, 2007, Kinder Morgan Energy Partners recognized the Trans Mountain assets and liabilities acquired at our carrying amounts (historical cost) at the date of transfer. As discussed in Note 6, based on an evaluation of the fair value of the Trans Mountain pipeline system, an estimated goodwill impairment charge of approximately $377.1 million was recorded in the first quarter of 2007.

During 2007, Kinder Morgan Energy Partners made incremental investments of $202.7 million for its share of construction costs of the Rockies Express Pipeline. Kinder Morgan Energy Partners owns a 51% equity interest through West2East

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC. (See note 1(K) for further information regarding this equity investment.)

During 2007, Kinder Morgan Energy Partners made incremental investments of $61.6 million for its share of construction costs of the Midcontinent Express Pipeline. Kinder Morgan Energy Partners owns a 50% equity interest in the approximate $1.3 billion, 500-mile interstate natural gas pipeline that will extend between Bennington, Oklahoma and Butler, Alabama.

In December 2006, Kinder Morgan Energy Partners issued 34,627 common units as partial consideration for the acquisition of Devco USA L.L.C. This transaction had the associated effects of increasing our minority interests associated with Kinder Morgan Energy Partners by $1.57 million and reducing our (i) goodwill by $110,000, (ii) associated accumulated deferred income taxes by $11,411 and (iii) paid-in capital by $18,589.

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

In August 2006, Kinder Morgan Energy Partners issued 5.75 million common units in a public offering at a price of $44.80 per common unit, receiving total net proceeds (after underwriting discount) of $248.0 million. This transaction had the associated effects of increasing our minority interests associated with Kinder Morgan Energy Partners by $236.8 million and reducing our (i) goodwill by $18.8 million, (ii) associated accumulated deferred income taxes by $2.8 million and (iii) paid-in capital by $4.7 million.

Effective April 1, 2006, Kinder Morgan Energy Partners sold its Douglas natural gas gathering system and its Painter Unit fractionation facility to Momentum Energy Group, LLC for approximately $42.5 million in cash. Kinder Morgan Energy Partners’ investment in the net assets sold in this transaction, including all transaction related accruals, was approximately $24.5 million, most of which represented property, plant and equipment, and Kinder Morgan Energy Partners recognized approximately $18.0 million of gain on the sale of these net assets. Kinder Morgan Energy Partners used the proceeds from these asset sales to reduce the outstanding balance on its commercial paper borrowings.

Additionally, upon the sale of Kinder Morgan Energy Partners’ Douglas gathering system, Kinder Morgan Energy Partners reclassified a net loss of $2.9 million from “Accumulated Other Comprehensive Loss” into net income on those derivative contracts that effectively hedged uncertain future cash flows associated with forecasted Douglas gathering transactions. We included the net amount of the gain, $15.1 million, within the caption “Operating Costs and Expenses: Other Expenses (Income)” in our accompanying Consolidated Statement of Operations for the year ended December 31, 2006.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

6.  Impairment of Assets

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. This transaction was completed April 30, 2007. This transaction caused us to evaluate the fair value of the Trans Mountain pipeline system, in determining whether goodwill related to these assets was impaired. Accordingly, based on our consideration of information obtained regarding the fair values of the Trans Mountain pipeline system assets, a goodwill impairment charge of $377.1 million was recorded in the first quarter of 2007.

In February 2007, we entered into a definitive agreement, which closed on May 17, 2007 (see Note 7), to sell Terasen Inc. to Fortis, Inc., a Canada-based company with investments in regulated distribution utilities. Execution of this sale agreement constituted an event of the type that, under Generally Accepted Accounting Principles, required us to consider the market value indicated by the definitive sales agreement in our 2006 goodwill impairment evaluation. Accordingly, based on the fair values of these reporting unit(s) derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the 2006 period and is reported in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006 within the caption, “Income (Loss) from Discontinued Operations, Net of Tax.”

From 1998 until January 2008, we had an investment in a 76 megawatt gas-fired power generation facility located in Greeley, Colorado. We wrote off the remaining carrying value of this investment ($6.5 million) in the fourth quarter of 2005. We sold this investment in January 2008 (see Note 19).

In the fourth quarter of 2006, we reduced the asset values of certain equipment associated with our power investment by $1.2 million when it was determined that this equipment could no longer be sold as complete units since the manufacturer, who had agreed to fabricate and provide site specific external materials upon the sale of the units, had declared bankruptcy. During 2006, we sold our turbines and a portion of certain associated equipment, and during 2007, sold our remaining inventory of associated equipment (see Note 5).

7.  Discontinued Operations

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. Due to the fair market revaluation resulting from the Going Private transaction (see Note 1(B)), the consideration of Kinder Morgan Energy Partners’ sale of its North System was equal to our carrying value, therefore no gain or loss was recorded on this disposal transaction for the portion that we owned. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale are eight propane truck-loading terminals, located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets are included in our Products Pipelines – KMP business segment.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. The sale did not include assets of Kinder Morgan Canada (formerly Terasen Pipelines). We recorded a book gain on this disposition of $55.7 million in the second quarter of 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $223.3 million of this loss will be utilized to reduce capital gain principally associated with the sale of our U.S.-based retail gas operations (see below) resulting in a tax benefit of approximately $82.2 million. The remaining capital loss carryforward of $775.1 million expires in 2012. Based on a revised estimate of the fair values of this reporting unit based principally on this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the fourth quarter of 2006.

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs). Incremental losses of approximately $9.1 million were recorded during the third and fourth quarters of 2007 to reflect final working capital adjustments. An incremental tax benefit of approximately $3.3 million related to these adjustments was recorded as an adjustment to the capital loss carryforward associated with the Terasen Inc. sale. See Note 9 for additional information regarding our income taxes. Our Natural Gas Pipelines – KMP business segment (1) provides natural gas transportation and storage services and sells natural gas to and (2) receives natural gas transportation and storage services, natural gas and natural gas liquids and other gas supply services from the discontinued U.S.-based retail natural gas distribution business. These transactions are continuing after the sale of this business and are expected to continue to a similar extent into the future. For the twelve months ended December 31, 2006 and the five months ended May 31, 2007, revenues and expenses of our continuing operations totaling $19.3 million and $3.4 million, and $3.1 million and $1.2 million, respectively for products and services sold to and purchased from our discontinued U.S.-based retail natural gas distribution operations prior to its sale in March 2007, have been eliminated in our Consolidated Statements of Operations. Revenues and expenses for these products and services were not eliminated in 2005 due to the fact that we did not include Kinder Morgan Energy Partners in our consolidated operating results until the implementation of EITF 04-5, effective January 1, 2006 (see Note 1(B)). We are currently receiving fees from SourceGas LLC, a subsidiary of General Electric Company, to provide certain administrative functions for a limited period of time and for the lease of office space. We will not have any significant continuing involvement in or retain any ownership interest in these operations and, therefore, the continuing cash flows discussed above are not considered direct cash flows of the disposal group.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented and reported in the caption, “Income (Loss) from Discontinued Operations, Net of Tax” in our accompanying Consolidated Statements of Operations. The assets and liabilities of the U.S.-based retail natural gas distribution sale are included in our Consolidated Balance Sheet at December 31, 2006 in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current.” Summarized financial results and financial position information of these operations is as follows:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Operating Revenues	$24.1	$921.8	$1,999.3	$569.0

Earnings (Loss) from Discontinued Operations Before Income Taxes	$(10.2)	$393.2	$(530.6)	$65.8
Income Taxes	8.7	(94.6)	2.1	(25.4)
Earnings (Loss) from Discontinued Operations	$(1.5)	$298.6	$(528.5)	$40.4

The cash flows attributable to discontinued operations are included in our accompanying Consolidated Statements of Cash Flows for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the twelve months ended

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

December 31, 2006 in the captions “Net Cash Flows (Used in) Provided by Discontinued Operations”, “Net Cash Flows Provided by (Used in) Discontinued Investing Activities” and “Net Cash Flows Provided by (Used in) Discontinued Financing Activities.”

8.  Property, Plant and Equipment

Classes and Depreciation

As of December 31, 2007 and 2006, investments in property, plant and equipment are as follows:

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
Knight Inc.:
Natural Gas and Liquids Pipelines	$16.1	$4,320.4
Storage Facilities	-	1,035.2
Electric Generation	10.3	37.9
General and Other	43.9	149.0
Terasen:
Natural Gas Pipelines	-	968.8
Petroleum Pipelines	-	1,104.9
Retail Natural Gas Distribution	-	1,180.7
General and Other	-	381.0
Kinder Morgan Energy Partners[1]:
Natural Gas, Liquids and Carbon Dioxide Pipelines	6,572.6	4,559.7
Pipeline and Terminals Station Equipment	5,596.0	4,508.8
General and Other	1,095.9	850.8

Accumulated Amortization, Depreciation and Depletion	(277.0)	(2,306.3)
	13,057.8	16,790.9
Land	297.3	273.9
Natural Gas, Liquids (including Line Fill) and Transmix Processing	168.2	615.9
Construction Work in Process	1,280.6	1,158.9
Property, Plant and Equipment, Net	$14,803.9	$18,839.6
____________
[1]	Includes allocation of purchase accounting adjustment associated with the Going Private transaction (see note 1(B)).

Casualty Gain

Several of Kinder Morgan Energy Partners’ terminal facilities were affected by Hurricanes Katrina and Rita in August and September, 2005. To account for property damage, repair expense was recognized as incurred. In addition, the net book value of assets that were damaged or destroyed by the hurricanes was removed from the books and offset with indemnity proceeds received (and receivable in the future). Any proceeds received in excess of the net book value of assets were recorded as a casualty gain.

In the fourth quarter of 2006, Kinder Morgan Energy Partners reached settlements with its insurance carriers on all property damage claims related to the 2005 hurricanes and recognized a casualty gain of $15.2 million, excluding repair and clean-up expenses. Kinder Morgan Energy Partners collected $8.0 million and $13.1 million in proceeds in 2007 and 2006, respectively, which is included in the caption “Property Casualty Indemnifications” within investing activities in our accompanying Consolidated Statement of Cash Flows. With the settlement of these claims, all hurricane property damage claims are now closed. Kinder Morgan Energy Partners recognized approximately $1.8 million of casualty gain in the first quarter of 2007 based upon the final determination of the book value of damaged or destroyed fixed assets and flood insurance indemnities.

Kinder Morgan Energy Partners’ total increase in net income for hurricane income and expense items, including casualty gains, was $8.6 million in 2006.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

9. Income Taxes

The components of income (loss) before income taxes from continuing operations are as follows:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
United States	$474.2	$279.2	$903.6	$844.8
Foreign	1.7	(376.4)	(17.3)	6.5
Total	$475.9	$(97.2)	$886.3	$851.3

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Current Tax Provision:
U.S.
Federal	$268.6	$(7.0)	$246.6	$213.9
State	25.1	3.2	10.2	27.4
Foreign	23.5	0.6	18.3	3.8
	317.2	(3.2)	275.1	245.1

Deferred Tax Provision:
U.S.
Federal	(95.2)	134.0	46.9	86.3
State	0.5	6.4	(36.3)	5.5
Foreign	4.9	(1.7)	0.2	0.2
	(89.8)	138.7	10.8	92.0
Total Tax Provision	$227.4	$135.5	$285.9	$337.1

Effective Tax Rate	47.8%	139.3%	32.3%	39.6%

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Federal Income Tax Rate	35.0%	(35.0%)	35.0%	35.0%
Increase (Decrease) as a Result of:		%
Nondeductible Goodwill Impairment	-	135.8%	-	-
Terasen Acquisition Financing Structure	-	(17.1%)	(5.1%)	-
Nondeductible Going Private Costs	-	31.6%	-	-
Deferred Tax Rate Change	-	-	(4.3%)	-
Kinder Morgan Management Minority Interest	2.7%	6.4%	2.7%	1.9%
Foreign Earnings Subject to Different Tax Rates	5.8%	8.6%	2.6%	-
Net Effects of Consolidating Kinder Morgan Energy Partners’ United States Income Tax Provision	2.5%	4.1%	1.4%	-
State Income Tax, Net of Federal Benefit	2.3%	6.9%	1.7%	2.4%
Other	(0.5%)	(2.0%)	(1.7%)	0.3%
Effective Tax Rate	47.8%	139.3%	32.3%	39.6%
Income taxes included in the financial statements were composed of the following:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Continuing Operations	$227.4	$135.5	$285.9	$337.1
Discontinued Operations	(8.7)	94.6	(2.1)	25.4
Equity Items	(219.4)	(51.7)	(22.2)	(121.2)
Total	$(0.7)	$178.4	$261.6	$241.3

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Deferred tax assets and liabilities result from the following:

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
Deferred Tax Assets:
Postretirement Benefits	$12.1	$57.7
Book Accruals	-	10.4
Derivatives	270.9	118.6
Capital Loss Carryforwards	279.5	0.9
Rate Matters	-	29.3
Other	-	5.7
Total Deferred Tax Assets	562.5	222.6
Deferred Tax Liabilities:
Property, Plant and Equipment	125.2	2,380.0
Investments	1,909.0	953.6
Book Accruals	62.1	-
Rate Matters	0.4	-
Prepaid Pension Costs	17.9	16.5
Assets/Liabilities Held for Sale	897.5	-
Other	66.2	3.5
Total Deferred Tax Liabilities	3,078.3	3,353.6
Net Deferred Tax Liabilities	$2,515.8	$3,131.0

Current Deferred Tax Asset	$-	$13.0
Current Deferred Tax Liability	666.4	-
Non-current Deferred Tax Liability	1,849.4	3,144.0
Net Deferred Tax Liabilities	$2,515.8	$3,131.0

See Note 18 for the reconciliation of our gross unrecognized tax benefit for the year ended December 31, 2007.

During 2006, the effective tax rate applied in calculating deferred tax was reduced due to a decrease in the state effective tax rate. As a result, net deferred tax liabilities decreased by approximately $38.0 million.

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

During 2005, in order to offset our capital loss carrryforward expiring in 2005 and our capital loss from the Wrightsville power facility, we sold 5.7 million Kinder Morgan Management shares that we owned, generating a gain for tax purposes of $118.1 million. As a result of these and other transactions, we had remaining at December 31, 2006 a $2.4 million capital loss carryforward that expires $1.6 million during 2008 and $0.8 million during 2009. During 2007, our sale of Terasen Inc. resulted in a capital loss of $998.6 million of which approximately $223.3 million will be utilized to reduce capital gain principally associated with the sale of our U.S.-based retail natural gas operations. The remaining capital loss will be carried forward and utilized to reduce capital gain on the sale of an 80% ownership interest in our NGPL business segment. No valuation allowance has been provided with respect to our capital loss carryforward as we believe future realization of the deferred tax asset attributable to this net loss carryforward is more likely than not.

10. Financing

On May 17, 2007 and June 15, 2007, we closed transactions to sell Terasen Inc. and Terasen Pipelines (Corridor) Inc., respectively. Our consolidated debt was reduced by the debt balances of Terasen Inc. and Terasen Pipelines (Corridor) Inc., of approximately $2.9 billion, including the Capital Securities, as a result of these sales transactions. See Note 7 for additional information regarding our Discontinued Operations.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

(A) Notes Payable

We and our consolidated subsidiaries had the following unsecured credit facilities outstanding at December 31, 2007.

Credit Facilities

Knight Inc.
$1.0 billion, six-year secured revolver, due May 2013
$1.0 billion, six-year and six-month secured term facility, due November 2013
$3.3 billion, seven-year secured term facility, due May 2014
Kinder Morgan Energy Partners
$1.85 billion, five-year unsecured revolver, due August 2010

The following are short-term borrowings, issued by the below-listed borrowers, where the commercial paper and bankers’ acceptances are supported by each borrower’s respective credit facilities. The short-term borrowings shown in the tables below, totaling $888.1 million and $1,665.3 million, respectively, are reported in the caption “Notes Payable” in the accompanying Balance Sheets at December 31, 2007 and 2006, respectively.

	Successor Company
	December 31, 2007
	Short-term Borrowings Outstanding Under Revolving Credit Facility	Commercial Paper Outstanding	Weighted Average Interest Rate of Short-term Debt Outstanding
	(In millions)
Knight Inc.
$1.0 billion	$299.0	$-	6.42%
Kinder Morgan Energy Partners
$1.85 billion	$-	$589.1	5.58%

	Predecessor Company
	December 31, 2006
	Short-term Borrowings Outstanding Under Revolving Credit Facility	Commercial Paper and Bankers’ Acceptances Outstanding	Weighted-Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)
Knight Inc.
$800 million	$90.0	$-	5.70%
Kinder Morgan Energy Partners
$1.85 billion	$-	$1,098.2	5.42%
Terasen
C$450 million	$-	$97.8	4.34%
Terasen Gas Inc.
C$500 million	$-	$186.2	4.22%
Terasen Pipelines (Corridor) Inc.
C$225 million	$-	$193.1	4.22%

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The following are average short-term borrowings outstanding and the weighted-average interest rates during the periods shown, for the below listed borrowers. The commercial paper and bankers’ acceptances are supported by their respective credit facilities. The commercial paper and bankers’ acceptances borrowings are comprised of unsecured short-term notes with maturities not to exceed 364 days from the date of issue.

	Successor Company		Predecessor Company
	Seven Months Ended December 31, 2007		Five Months Ended May 31, 2007		Twelve Months Ended December 31, 2006
	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)		(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion	$346.0	6.61%	$-	-%	$-	-%
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$134.5	5.81%	$114.6	5.77%

Commercial Paper and Bankers’ Acceptances:
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$-	-%	$6.6	4.77%
Kinder Morgan Energy Partners
$1.85 billion	$575.2	5.46%	$614.0	5.40%	$1,000.8	5.16%
Terasen Inc.[3]
C$450 million	$-	-%	$79.9	4.34%	$92.0	4.69%
Terasen Gas Inc.[3]
C$500 million	$-	-%	$141.5	4.23%	$169.3	4.03%
Terasen Pipelines (Corridor) Inc.[3]
C$375 million	$443.7	4.33%	$298.8	4.24%	$134.9	3.93%
__________
[1]
In conjunction with the Going Private transaction, Knight Inc. entered into a $5.755 billion credit agreement dated May 30, 2007, which included three term credit facilities, discussed following, and one revolving credit facility. Knight Inc. does not have a commercial paper program.

[2]	Our $800 million credit facility was terminated on May 30, 2007.
[3]
On February 26, 2007 and March 5, 2007, we entered into two definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. These transactions closed on May 17, 2007 and June 15, 2007, respectively (See Note 7). Accordingly, the average short-term debt outstanding and the associated weighted-average interest rate under the Terasen Inc. facilities for the five months ended May 31, 2007 and under the Terasen Pipelines (Corridor) Inc. facility for the seven months ended December 31, 2007 are only through the respective dates of sale.

At December 31, 2007, we had available a $1.0 billion six-year secured revolving credit facility dated May 30, 2007. This revolving credit facility, as part of a $5.755 billion credit agreement used to financing the Going Private transaction, replaced an $800 million five-year credit facility dated August 5, 2005. The $5.755 billion credit agreement dated May 30, 2007, is with a syndicate of financial institutions and Citibank, N.A., as administrative agent. The senior secured credit facilities consist of the following:

•	a $1.0 billion senior secured Tranche A term loan facility with a term of six years and six months (subsequently retired in February 2008, see below);

•	a $3.3 billion senior secured Tranche B term loan facility, with a term of seven years (subsequently retired in February 2008, see below);

•	a $455 million senior secured Tranche C term loan facility with a term of three years (subsequently retired in June 2007, see below) and

•
a $1.0 billion senior secured revolving credit facility with a term of six years. The revolving credit facility includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans.

The credit agreement permits one or more incremental increases under the revolving credit facility or an addition of new term facilities in an aggregate amount of up to $1.5 billion, provided certain conditions are met. Such additional capacity is uncommitted. Additionally, the revolving credit facility allows for one or more swingline loans from Citibank, N.A., in its individual capacity, up to an aggregate amount of $50.0 million provided certain conditions are met.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Our obligations under the credit agreement and certain existing notes issued by us and Kinder Morgan Finance Company, ULC, the sale of which were registered under the Securities Act of 1933, as amended, are secured, subject to specified exceptions, by a first-priority lien on all the capital stock of each of our wholly owned subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and by perfected security interests in, and mortgages on, substantially all of our and our subsidiaries’ tangible and intangible assets (including, without limitation, accounts (other than deposit accounts or other bank or securities accounts), inventory, equipment, investment property, intellectual property, other general intangibles, material fee-owned real property (other than pipeline assets and any leasehold property) and proceeds of the foregoing). None of the assets of Kinder Morgan G.P., Inc., Kinder Morgan Management, Kinder Morgan Energy Partners or their respective subsidiaries are pledged as security as part of this financing.

In June 2007, we repaid the borrowings outstanding under the Tranche C term facility. On September 28, 2007, we made quarterly payments of $2.5 million on the Tranche A and $8.25 million on the Tranche B term loan facilities. Additionally on July 31, 2007, we made a $100 million voluntary prepayment on the Tranche B term loan facility using the proceeds from the issuance of Kinder Morgan G.P., Inc.’s preferred shares as discussed following. At December 31, 2007, we had approximately $4.2 billion outstanding under the term loan facilities at a weighted-average interest rate of 6.32%. Average borrowings outstanding under the term loan facilities during the seven months ended December 31, 2007 were approximately $4.3 billion at a weighted-average interest rate of 6.67%. On February 15, 2008, the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans and amounts outstanding at the time under our $1.0 billion revolving credit facility, on a combined basis totaling approximately $4.6 billion, were paid off with proceeds from the closing of the sale of an 80% ownership interest in our NGPL business segment.

Loans under the revolving credit facility will bear interest, at Knight Inc.’s option, at:

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

The applicable margin for the revolving credit facility is subject to decrease pursuant to a leverage-based pricing grid. In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility. Based on our ratio, as defined in the credit agreement, of consolidated total debt to earnings before interest, income taxes and depreciation and amortization at December 31, 2007, our facility fee was 35 basis points. The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of our wholly owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract. Voluntary prepayments can be made at any time on revolving credit loans and swingline loans, in each case without premium or penalty, and on LIBOR Loans (as defined in the credit agreement) on the interest payment date without premium or penalty.

Our $5.755 billion credit agreement includes the following restrictive covenants:

•
Total debt divided by earnings before interest, income taxes, depreciation and amortization for (i) the test period ending December 31, 2007 may not exceed 8.75:1.00, (ii) January 1, 2008 to December 31, 2008 may not exceed 8.00:1.00, (iii) January 1, 2009 to December 31, 2009 may not exceed 7.00:1.00 and (iv) thereafter may not exceed 6.00:1.00

•	Certain limitations on indebtedness, including payments and amendments;

•	Certain limitations on entering into mergers, consolidations, sales of assets and investments;

•	Limitations on granting liens; and

•	Prohibitions on making any dividend to shareholders if an event of default exists or would exist upon making such dividend.

The following constitutes events of default under the credit agreement, subject in certain cases to cure periods:

•	Nonpayment of interest, principal or fees;

•	Failure to make required payments under other agreements that exceed $75,000,000;

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

•	Unsatisfied and unbonded judgments (for a period of 60 days from entry) in excess of $75,000,000; and

•	Voluntary or involuntary bankruptcy or liquidation.

On January 5, 2007, after shareholder approval of the merger agreement associated with the Going Private transaction was announced, Kinder Morgan, Inc.’s debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt related to the proposed transaction. On April 11, 2007 and May 30, 2007, Fitch and Moody’s Investor Services lowered their ratings to BB and Ba2, respectively, also related to the transaction. Following the sale of an 80% ownership interest in our NGPL business segment on February 15, 2008 (see Note 1(M)), Standard & Poor’s Rating Services upgraded Knight Inc.’s secured senior debt to BB, and Fitch upgraded its rating to BB+. Because we have a non-investment grade credit rating, we do not have access to the commercial paper market. As a result, we are currently utilizing our $1.0 billion revolving credit facility for Knight Inc.’s short-term borrowing needs.

As discussed preceding, the loan agreements we had in place prior to the Going Private transaction were cancelled and replaced with a new loan agreement. Our indentures related to publicly issued notes do not contain covenants related to maintenance of credit ratings. Accordingly, no such covenants were impacted by the downgrade in our credit ratings occasioned by the Going Private transaction.

On November 23, 2005, 1197774 Alberta ULC, a wholly owned subsidiary of Knight Inc., entered into a 364-day credit agreement, with Knight Inc. as guarantor, which provided for a committed credit facility in the Canadian dollar equivalent of US$2.25 billion. This credit facility was used to finance the cash portion of the acquisition of Terasen (see Note 4), but could also be used for general corporate purposes. Under this bank facility, a facility fee is required to be paid based on the total commitment, whether used or unused, at a rate that varies based on Knight Inc.’s senior debt rating. On November 30, 2005, 1197774 Alberta ULC borrowed $2.1 billion under this facility to finance the cash portion of the acquisition of Terasen. The facility was terminated when the loan was repaid on December 9, 2005 after permanent financing was obtained as discussed further in this section. Interest paid during 2005 under this credit facility was $1.9 million.

At December 31, 2007, Kinder Morgan Energy Partners had a $1.85 billion five-year unsecured credit facility with a syndicate of financial institutions and Wachovia Bank, National Association as the administrative agent. Effective August 28, 2006, Kinder Morgan Energy Partners terminated its $250 million unsecured nine-month bank credit facility due November 21, 2006, and increased its existing five-year bank credit facility from $1.60 billion to $1.85 billion and this facility can now be amended to allow for borrowings up to $2.1 billion. The $1.85 billion credit facility can be used for general corporate purposes and to support commercial paper issuance. This credit facility is due August 18, 2010 and includes covenants and requires payment of facility fees that are common in such arrangements. The $1.85 billion credit facility permits Kinder Morgan Energy Partners to obtain bids for fixed rate loans from members of the lending syndicate. Interest on the credit facility accrues at Kinder Morgan Energy Partners’ option at a floating rate equal to either the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%), or London Interbank Offered Rate (“LIBOR”), plus a margin, which varies depending upon the credit rating of Kinder Morgan Energy Partners’ long-term senior unsecured debt. Excluding the relatively non-restrictive specified negative covenants and events of defaults, the credit facility does not contain any provisions designed to protect against a situation where a party to an agreement is unable to find a basis to terminate that agreement while its counterparty’s impending financial collapse is revealed and perhaps hastened through the default structure of some other agreement. The credit facility does not contain a material adverse change clause coupled with a lockbox provision; however, the facility does provide that the margin Kinder Morgan Energy Partners will pay with respect to borrowings and the facility fee that Kinder Morgan Energy Partners will pay on the total commitment will vary based on Kinder Morgan Energy Partners’ senior debt investment rating. None of Kinder Morgan Energy Partners debt is subject to payment acceleration as a result of any change to their credit ratings.

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

•	Certain limitations on entering into mergers, consolidations and sales of assets;

•	Limitations on granting liens; and

•	Prohibitions on making any distribution to holders of units if an event of default exists or would exist upon making such distribution.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The following constitute events of default under the credit facility, subject to certain cure periods:

•	Nonpayment of interest, principal or fees;

•	Failure to make required payments under hedging agreements that equal or exceed $75 million;

•	Failure of the general partner of Kinder Morgan Energy Partners to make required payments equal to or in excess of $75 million;

•	Adverse judgments in excess of $75 million; and

•	Voluntary or involuntary bankruptcy or liquidation.

Based on Kinder Morgan Energy Partners’ credit rating at December 31, 2007, the annual facility fee is 10 basis points on the total credit amount.

Commercial paper issued by Kinder Morgan Energy Partners are unsecured short-term notes with maturities not to exceed 270 days from the date of issue. During the five months ended May 31, 2007, all of Kinder Morgan Energy Partners’ commercial paper was redeemed within 35 days, with interest rates ranging from 5.34% to 5.58%. During the seven months ended December 31, 2007, all of Kinder Morgan Energy Partners’ commercial paper was redeemed within 90 days, with interest rates ranging from 4.60% to 6.55%.

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

On February 22, 2006, Kinder Morgan Energy Partners entered into a nine-month $250 million credit facility due November 21, 2006 with a syndicate of financial institutions, and Wachovia Bank, National Association as the administrative agent. Borrowings under the credit facility can be used for general corporate purposes and as backup for Kinder Morgan Energy Partners’ commercial paper program and include financial covenants and events of default that are common in such arrangements. This agreement was terminated concurrent with Kinder Morgan Energy Partners’ increase in its 5-year credit facility from $1.6 billion to $1.85 billion.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

(B) Long-term Debt

Since we are accounting for the Going Private transaction (see Note 1(B)) as a purchase business combination that is required to be “pushed-down” to us, we have adjusted the carrying value of our long-term debt securities to reflect their fair values at the time of the Going Private transaction and the adjustments are being amortized over the remaining lives of the debt securities. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” in the accompanying Consolidated Balance Sheet at December 31, 2007 were $93.5 million and $1.2 million, representing a decrease to the carrying value of our long-term debt and an increase in the value of our interest rate swaps, respectively. Our long-term debt balances at December 31, 2007 and 2006 of $15,297.4 million and $11,060.8 million, respectively, consisted of the balances shown in the table below. On February 15, 2008, we repaid all amounts outstanding under the Tranche A and Tranche B term loans listed below. Additionally, on February 21, 2008, we commenced a cash tender offer to purchase up to $1.6 billion of Knight Inc.’s outstanding debt securities. See Note 19 for additional information regarding this cash tender offer.

	December 31,
	2007	2006
	(In millions)
Knight Inc.[1]
Debentures:
6.50% Series, Due 2013	$30.1	$35.0
6.67% Series, Due 2027	148.3	150.0
7.25% Series, Due 2028	494.3	493.0
7.45% Series, Due 2098	146.3	150.0
Senior Notes:
6.80% Series, Due 2008	-	300.0
6.50% Series, Due 2012	1,010.5	1,000.0
5.15% Series, Due 2015	231.2	250.0
Senior Secured Credit Term Loan Facilities (See Note 10(A)):
Tranche A Term Loan, Due 2013	997.5	-
Tranche B Term Loan, Due 2014	3,191.7	-
Deferrable Interest Debentures Issued to Subsidiary Trusts:
8.56% Junior Subordinated Deferrable Interest Debentures Due 2027	106.9	103.1
7.63% Junior Subordinated Deferrable Interest Debentures Due 2028	176.2	180.5
Carrying Value Adjustment for Interest Rate Swaps[2]	-	24.1

Unamortized Gain (Loss) on Termination of Interest Rate Swap	11.5	(2.7)

Kinder Morgan Finance Company, ULC[1]
5.35% Series, Due 2011	738.5	750.0
5.70% Series, Due 2016	801.9	850.0
6.40% Series, Due 2036	503.8	550.0
Carrying Value Adjustment for Interest Rate Swaps[2]	23.2	(18.7)
Unamortized Gain on Termination of Interest Rate Swap	11.6	-

$1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100.0	-

Kinder Morgan Energy Partners[1]
Senior Notes:
5.35% Series, Due 2007	-	250.0
6.30% Series, Due 2009	250.9	250.0
7.50% Series, Due 2010	255.7	250.0
6.75% Series, Due 2011	710.6	700.0
7.125% Series, Due 2012	461.1	450.0
5.85% Series, Due 2012	500.0	-
5.00% Series, Due 2013	489.8	500.0
5.125% Series, Due 2014	488.9	500.0
6.00% Series, Due 2017	597.5	-
7.40% Series, Due 2031	310.5	300.0
7.75% Series, Due 2032	316.7	300.0
7.30% Series, Due 2033	514.1	500.0
5.80% Series, Due 2035	477.1	500.0
6.50% Series, Due 2037	395.7	-

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

6.95% Series, Due 2038	550.0	-
Other	1.1	1.1
Carrying Value Adjustment for Interest Rate Swaps[2]	146.2	42.6
Unamortized Gain on Termination of Interest Rate Swap	7.2	-

Central Florida Pipe Line LLC
7.84% Series, Due 2008	5.0	10.0

Arrow Terminals L.P.
Illinois Development Finance Authority Adjustable Rate Industrial Development Revenue Bonds, Due 2010, weighted-average interest rate of 3.87% for the five months ended May 31, 2007 and 3.77% for the seven months ended December 31, 2007 (2006 - 4.089%)	5.3	5.3

Kinder Morgan Texas Pipeline, L.P.
8.85% Series, Due 2014	43.2	49.1

KM Liquids Terminals LLC
New Jersey Economic Development Revenue Refunding Bonds, Due 2018, weighted-average interest rate of 3.63% for the five months ended May 31, 2007 and 3.48 % for the seven months ended December 31, 2007 (2006 - 3.87%)	25.0	25.0

Kinder Morgan Operating, L.P. “A” and Kinder Morgan Canada
5.40% Note, Due 2012	44.6	-

Kinder Morgan Operating, L.P. “B”
Jackson-Union Counties Illinois Regional Port District Tax-exempt Floating Rate Bonds, Due 2024, weighted-average interest rate of 3.58% for the five months ended May 31, 2007 and 3.68% for the seven months ended December 31, 2007 (2006 - 3.90%)	23.7	23.7
Other	0.2	0.2

International Marine Terminals
Plaquemines Port, Harbor and Terminal District (Louisiana) Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds, Due 2025, weighted-average interest rate of 3.59% for the five months ended May 31, 2007 and 3.65% for the seven months ended December 31, 2007 (2006 - 3.50%)	40.0	40.0

Terasen Inc.[3]
Medium Term Notes:
6.30% Series 1, Due 2008[4]	-	178.3
5.56% Series 3, Due 2014[4]	-	112.4
8% Capital Securities, Due 2040[4]	-	106.9
Carrying Value Adjustment for Interest Rate Swaps[2]	-	1.1

Terasen Gas Inc. [3]
Purchase Money Mortgages:
11.80% Series A, Due 2015	-	64.3
10.30% Series B, Due 2016	-	171.6
Debentures and Medium Term Notes:
10.75% Series E, Due 2009	-	51.4
6.20% Series 9, Due 2008	-	161.4
6.95% Series 11, Due 2029	-	128.7
6.50% Series 13, Due 2007	-	85.8
6.50% Series 18, Due 2034	-	128.7
5.90% Series 19, Due 2035	-	128.7
5.55% Series 21, Due 2036	-	103.0
Floating Rate Series 20, interest rate of 4.55% in 2006, Due 2007	-	128.7
Obligations under Capital Leases, at interest rate of 5.62% in 2006	-	6.2

Terasen Gas (Vancouver Island) Inc.[3]

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Syndicated credit facility at short-term floating rates, weighted-average interest rate of 4.43% for the five months ended May 31, 2007 (2006 – 4.41%)	-	257.2
Government Loans	-	3.1
Terasen Pipelines (Corridor) Inc.[3]
Debentures:
4.24% Series A, Due 2010	-	128.7
5.033% Series B, Due 2015	-	128.7

Unamortized Premium on Long-term Debt	-	2.5
Unamortized Debt Discount on Long-term Debt	(6.4)	(16.7)
Current Maturities of Long-term Debt	(79.8)	(511.2)
Total Long-term Debt	$15,297.4	$11,060.8
__________
[1]
Includes purchase accounting adjustments to the carrying value of the debt to reflect fair value at the time of the Going Private transaction (See Note 1(B)). The purchase accounting adjustments are being amortized over the remaining lives of the debt securities.

[2]	Adjustment of carrying value of long-term securities subject to outstanding interest rate swaps; see Note 11.
[3]
We closed transactions to sell Terasen Inc., which included Terasen Gas Inc. and Terasen Gas (Vancouver Island) Inc., and Terasen Pipelines (Corridor) Inc. on May 17, 2007 and June 15, 2007, respectively (see Note 7). Accordingly, the weighted-average interest rate under the Terasen Gas (Vancouver Island) Inc. facility for the five months ended May 31, 2007 is only through the Terasen Inc. date of sale. Debt shown in the above table for Terasen Inc. and its subsidiaries is denominated in Canadian dollars but has been converted to and reported above in U.S. dollars at the exchange rate at December 31, 2006 of 0.8581 U.S. dollars per Canadian dollar.

[4]
Includes purchase accounting adjustments made to adjust the carrying values of the debt instruments and related interest rate swap agreements to their fair values at the date of acquisition. The adjustments were being amortized over the remaining lives of the Medium-Term Notes and Capital Securities until their disposition (see Note 4).

Prior to the cash tender offer announced in February of 2008 to repurchase up to $1.6 billion of Knight Inc.’s outstanding debt securities (see Note 19), as of December 31, 2007, maturities of long-term debt (in millions) for the five years ending December 31, 2012 were $79.8, $313.8, $318.7, $1,513.1 and $3,262.3, respectively.

At December 31, 2007 and 2006, the carrying amount of our long-term debt was $15.4 billion and $11.6 billion, respectively. The estimated fair values of our long-term debt based on prevailing interest rate information available to us at December 31, 2007 and 2006 were $15.1 billion and $11.6 billion, respectively.

Knight Inc.

The 2013 Debentures are not redeemable prior to maturity. The 2028 and 2098 Debentures and the 2012 senior notes are redeemable in whole or in part, at our option at any time, at redemption prices defined in the associated prospectus supplements. The 2015 senior notes are redeemable in whole or in part at our option, but at redemption prices that generally do not make early redemption an economically favorable alternative. The 2027 Debentures are redeemable in whole or in part, at our option after November 1, 2004 at redemption prices defined in the associated prospectus supplements, which redemption prices generally do not make early redemption an economically favorable alternative.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

notes issued by Kinder Morgan Finance Company, ULC are redeemable in whole or in part, at our option at any time, at redemption prices defined in the associated prospectus supplements. Each series of these notes is fully and unconditionally guaranteed by Knight Inc. on a senior unsecured basis as to principal, interest and any additional amounts required to be paid as a result of any withholding or deduction for Canadian taxes. The proceeds of $2.1 billion, net of underwriting discounts and commissions, were ultimately distributed to repay in full the bridge facility incurred to finance the cash portion of the consideration for Knight Inc.’s acquisition of Terasen on November 30, 2005 (see Note 4). These notes were sold in a private placement pursuant to a Purchase Agreement, dated December 6, 2005 among Kinder Morgan Finance Company, ULC, Knight Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the several initial purchasers named in the Purchase Agreement, and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes were not initially registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In February 2006, Kinder Morgan Finance Company, ULC exchanged these notes for substantially identical notes that have been registered under the Securities Act. Additionally, the 6.40% senior notes due 2016 have an associated fixed-to-floating interest rate swap agreement with a notional principal amount of $275 million. See Note 11 for additional information on this swap agreement.

Kinder Morgan Energy Partners

Kinder Morgan Energy Partners’ fixed rate notes provide for redemption at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium. Approximately $2.3 billion of Kinder Morgan Energy Partners’ senior notes have associated fixed-to-floating interest rate swap agreements that effectively convert the related interest expense from fixed rates to floating rates. See Note 11 for additional information on these swap agreements.

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

Central Florida Pipeline LLC Debt

Central Florida Pipeline LLC is an obligor on an aggregate principal amount of $40 million of senior notes originally issued to a syndicate of eight insurance companies. The senior notes have a fixed annual interest rate of 7.84% with repayments in annual installments of $5 million beginning July 23, 2001. The final payment is due July 23, 2008. Interest is payable semiannually on January 1 and July 23 of each year. In both July 2007 and July 2006, Kinder Morgan Energy Partners made an annual repayment of $5.0 million.

Arrow Terminals L.P.

Arrow Terminals L.P. is an obligor on a $5.3 million principal amount of Adjustable Rate Industrial Development Revenue Bonds issued by the Illinois Development Finance Authority. The bonds have a maturity date of January 1, 2010, and interest on these bonds is paid and computed quarterly at the Bond Market Association Municipal Swap Index. The bonds are collateralized by a first mortgage on assets of Arrow’s Chicago operations and a third mortgage on assets of Arrow’s Pennsylvania operations. As of December 31, 2007, the interest rate was 3.595%. The bonds are also backed by a $5.4 million letter of credit issued by JP Morgan Chase that backs-up the $5.3 million principal amount of the bonds and $0.1 million of interest on the bonds for up to 45 days computed at 12% per annum on the principal amount thereof.

Kinder Morgan Texas Pipeline, L.P. Debt

Kinder Morgan Texas Pipeline, L.P. is the obligor on a series of unsecured senior notes with a fixed annual stated interest rate as of August 1, 2005, of 8.85%. The principal amount, along with interest, is due in monthly installments of approximately $0.7 million. The final payment is due January 2, 2014.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid.

Kinder Morgan Liquids Terminals LLC Debt

Kinder Morgan Liquids Terminals LLC is the obligor on $25.0 million of Economic Development Revenue Refunding Bonds issued by the New Jersey Economic Development Authority. These bonds have a maturity date of January 15, 2018. Interest on these bonds is computed on the basis of a year of 365 or 366 days, as applicable, for the actual number of days elapsed during Commercial Paper, Daily or Weekly Rate Periods and on the basis of a 360-day year consisting of twelve 30-day months during a Term Rate Period. As of December 31, 2007, the interest rate was 3.57%. Kinder Morgan Energy Partners has an outstanding letter of credit issued by Citibank in the amount of $25.3 million that backs-up the $25.0 million principal amount of the bonds and $0.3 million of interest on the bonds for up to 42 days computed at 12% on a per annum basis on the principal thereof.

Kinder Morgan Operating L.P. “B” Debt

This $23.7 million principal amount of tax-exempt bonds due April 1, 2024 was issued by the Jackson-Union Counties Regional Port District. These bonds bear interest at a weekly floating market rate. As of December 31, 2007, the interest rate on these bonds was 3.33%. As of December 31, 2007, Kinder Morgan Energy Partners had an outstanding letter of credit issued by Wachovia in the amount of $24.1 million that backs-up the $23.7 million principal amount of the bonds and $0.4 million of interest on the bonds for up to 55 days computed at 12% per annum on the principal amount thereof.

International Marine Terminals Debt

Kinder Morgan Energy Partners owns a 66 2/3% interest in International Marine Terminals partnership (“IMT”). The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40.0 million Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B. As of December 31, 2007, the interest rate on these bonds was 3.65%.

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

Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own (see Note 4). As part of Kinder Morgan Energy Partners’ purchase price, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note.

NGPL PipeCo LLC Debt

On December 21, 2007, NGPL PipeCo LLC, which at that time was an indirect wholly owned subsidiary of Knight Inc., issued $1.25 billion aggregate principal amount of 6.514% senior notes due December 15, 2012, $1.25 billion aggregate principal amount of 7.119% senior notes due December 15, 2017 and $0.5 billion aggregate principal amount of 7.768% senior notes due December 15, 2037. The notes were sold in a private placement to a syndicate of investment banks led by Lehman Brothers Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The notes are the senior unsecured obligations of NGPL PipeCo LLC and rank equally in right of payment with any of NGPL PipeCo LLC’s future unsecured senior debt. The 2012, 2017 and 2037 senior notes are redeemable in whole or in part, at NGPL PipeCo LLC’s option at any time, at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

The $3 billion in proceeds from the sale of senior notes private placement were held in escrow at December 31, 2007 and included in the balance sheet caption: “Current Assets: Assets Held for Sale.” Upon the February 15, 2008 closing of the sale

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

of an 80% ownership interest in our NGPL business segment, the $3 billion in proceeds from the above debt placement were used, along with other proceeds from the sale, to pay off term loan facilities.

As of December 31, 2007, 80% of this $3 billion outstanding balance on senior notes has been included within the caption “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” and 20% as a reduction of the caption “Investments: Other” in our accompanying Consolidated Balance Sheet.

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

(D) Common Stock – Financing of the Going Private Transaction

On May 30, 2007, investors led by Richard D. Kinder, our Chairman and Chief Executive Officer, completed the Going Private transaction. As of the closing date of the Going Private transaction, Kinder Morgan, Inc. had 149,316,603 common shares outstanding, before deducting 15,030,135 shares held in treasury. The Going Private transaction, including associated fees and expenses, was financed through (i) $5.0 billion in new equity financing from private equity funds and other entities providing equity financing, (ii) approximately $2.9 billion from rollover investors, who were certain current or former directors, officers or other members of management of Kinder Morgan, Inc. (or entities controlled by such persons) that directly or indirectly reinvested all or a portion of their equity interests in Kinder Morgan, Inc. and/or cash in exchange for equity interests in Knight Holdco LLC, the parent of the surviving entity of the Going Private transaction, (iii) approximately $4.8 billion of new debt financing, (iv) approximately $4.5 billion of our existing indebtedness (excluding debt of Terasen Pipelines (Corridor) Inc., which was divested on June 15, 2007) and (v) $1.7 billion of cash on hand resulting principally from the sale of our U.S.-based and Canada-based retail natural gas distribution operations (see Note 7). In connection with the Going Private transaction, on May 30, 2007, we filed a certificate with the State of Kansas changing the total number of shares of all classes of stock that can be authorized for issuance under our restated articles of incorporation, as amended, to 100 shares of common stock having a par value of $0.01 per share. On May 30, 2007, we issued 100 shares of our common stock to Knight Midco Inc. After the Going Private transaction was completed, our shares were delisted from the New York Stock Exchange.

(E) Kinder Morgan Energy Partners’ Common Units

On March 3, 2008, Kinder Morgan Energy Partners completed a public offering of 5,750,000 of its common units, including common units sold pursuant to the underwriters’ over-allotment option, at a price of $57.70 per unit, less commissions and underwriting expenses. Kinder Morgan Energy partners received net proceeds of $324.2 million from the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program.

On February 14, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.92 per common unit for the quarterly period ended December 31, 2007, of which $143.4 million was paid to the public holders of Kinder Morgan Energy Partners’ common units. The distributions were declared on January 16, 2008, payable to unitholders of record as of January 31, 2008. See Note 1(X) for additional information regarding our minority interests.

In August 2006, Kinder Morgan Energy Partners issued, in a public offering, 5,750,000 common units, including common units sold pursuant to an underwriters’ over-allotment option, at a price of $44.80 per unit, less commissions and underwriting

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

expenses. Kinder Morgan Energy Partners received net proceeds of approximately $248.0 million for the issuance of these 5,750,000 common units.

(F) Kinder Morgan G.P., Inc. Preferred Shares

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

On January 16, 2008, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on February 18, 2008 to shareholders of record as of January 31, 2008. On October 17, 2007, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Cumulative Preferred Stock of approximately $25.684 per share which was paid on November 18, 2007 to shareholders of record as of October 31, 2007.

(G) Kinder Morgan Management

On May 15, 2007, Kinder Morgan Management sold 5.7 million listed shares in a registered offering. None of the shares in the offering were purchased by us. Kinder Morgan Management used the net proceeds from the sale to purchase 5.7 million

i-units from Kinder Morgan Energy Partners. Kinder Morgan Energy Partners used the net proceeds of approximately $298 million to reduce its outstanding commercial paper debt. Additional information concerning the business of, and our obligations to, Kinder Morgan Management is contained in Kinder Morgan Management’s Annual Report on Form 10-K for the year ended December 31, 2007.

On November 14, 2007, Kinder Morgan Management made a distribution of 0.017686 of its shares per outstanding share (1,258,778 total shares) to shareholders of record as of October 31, 2007, based on the $0.88 per common unit distribution declared by Kinder Morgan Energy Partners. On February 14, 2008, Kinder Morgan Management made a distribution of 0.017312 of its shares per outstanding share (1,253,951 total shares) to shareholders of record as of January 31, 2008, based on the $0.92 per common unit distribution declared by Kinder Morgan Energy Partners. These distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners’ cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. Kinder Morgan Management has paid share distributions totaling 4,430,806, 4,383,303 and 3,760,732 shares in the years ended December 31, 2007, 2006 and 2005, respectively.

11. Risk Management

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Specifically, these risks are associated with (i) pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales, (ii) natural gas purchases and (iii) natural gas system use and storage. The unfavorable price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations. Apart from our derivatives for retail distribution gas supply contracts under Terasen Gas (the sale of which was closed during the second quarter, see Note 7), during each period presented in the accompanying Consolidated Statements of Operations our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges in accordance with SFAS No. 133. We recognized a pre-tax gain of approximately $0.5 million and a pre-tax loss of approximately $0.7 million in the seven months ended December 31, 2007 and five months ended May 31, 2007, respectively, and a pre-tax gain of approximately $5.9 million and a pre-tax loss of approximately $3.5 million for the years ended December 31, 2006 and 2005, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Oil and Product Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness.

In connection with the Going Private transaction, all of our commodity derivatives were re-designated as cash flow hedges effective June 1, 2007. Accumulated other comprehensive income of $417.8 million related to our share of accumulated losses on commodity derivatives was removed from other comprehensive income and thus will not be reclassified into earnings in future periods. However, the corresponding derivative liabilities related to these losses remained on our balance sheet and the settlement of them will negatively impact our cash flows in future periods.

As hedged sales and purchases take place and we record them into earnings, we also reclassify the gains and losses included in accumulated other comprehensive income into earnings. During the seven months ended December 31, 2007 and the five months ended May 31, 2007, we reclassified gains of $0.4 million and losses of $11.4 million, respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring  during these periods. During 2006 and 2005, we reclassified, $21.7 million and $102.3 million, respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during these periods. During the five months ended May 31, 2007 and the year ended December 31, 2006, we reclassified $1.1 million of net gains and $2.9 million of net losses, respectively, into earnings as a result of the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period. During the seven months ended December 31, 2007 and the year ended December 31, 2005, we did not reclassify any of our accumulated other comprehensive loss into earnings as a result of the discontinuance of cash flow hedges. We expect to reclassify approximately $85.4 million of accumulated other comprehensive loss as of December 31, 2007 to earnings during the next twelve months.

Derivative instruments that are entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts reflect the amounts that we would receive or pay to terminate the contracts at the reporting date and are included in the accompanying Consolidated Balances Sheets as of December 31, 2007 and 2006 within the captions indicated in the following table:

	Successor Company	Predecessor Company
	December 31,	December 31,
	2007	2006
	(In millions)	(In millions)
Derivatives Asset (Liability)
Current Assets: Other	$37.1	$133.6
Current Assets: Assets Held for Sale	$8.4	$9.0
Deferred Charges and Other Assets	$4.4	$13.8
Assets Held for Sale, Non-current	$-	$0.1
Current Liabilities: Other	$(594.7)	$(556.9)
Current Liabilities: Liabilities Held for Sale	$(0.4)	$(18.0)
Other Liabilities and Deferred Credits: Other	$(836.8)	$(510.2)
Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current	$-	$(0.1)

As of December 31, 2007, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with commodity price risk is through December 2012.

Interest Rate Risk Management

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

These hedging relationships are accounted for as fair value hedges under SFAS No. 133. Prior to the Going Private transaction, all of our interest rate swaps qualified for the “short-cut” method prescribed in SFAS No. 133 for qualifying fair value hedges. Accordingly, the carrying value of the swap was adjusted to its fair value as of the end of each reporting period, and an offsetting entry was made to adjust the carrying value of the debt securities whose fair value was being hedged. We recorded interest expense equal to the floating rate payments, which was accrued monthly and paid semi-annually.

In connection with the Going Private transaction, all of our debt was recorded on our balance sheet at fair value and, except for Terasen Pipelines (Corridor) Inc.’s outstanding interest rate swap agreements classified as held for sale, all of our interest rate swaps were re-designated as fair value hedges effective June 1, 2007. Because these swaps did not have a fair value of zero as of June 1, 2007 they did not meet the requirements for the “short-cut” method of assessing their effectiveness. Accordingly, subsequent changes in the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. Any hedge ineffectiveness resulting from the difference between the change in fair value of the interest rate swap and the change in fair value of the hedged debt instrument is recorded as interest expense in the current period. During the seven months ended December 31, 2007, no hedge ineffectiveness related to these hedges was recognized. Interest expense equal to the floating rate payments is accrued monthly and paid semi-annually.

As of December 31, 2006, we, and our subsidiary Kinder Morgan Energy Partners were party to interest rate swap agreements with notional principal amounts of $2.325 billion and $2.1 billion, respectively, for a consolidated total of $4.425 billion. In addition, we were a party to interest rate swap agreements in Canada with notional principal amounts of C$609 million.

During the five months ended May 31, 2007, our subsidiary Kinder Morgan Energy Partners, entered into additional fixed-to-floating interest rate swap agreements associated with its $600 million of 5.95% senior notes due February 15, 2018 with a combined notional principal of $500 million. Also during the five months ended May 31, 2007, we, and our subsidiary Kinder Morgan Energy Partners, terminated interest rate swaps with a notional value of $900 million and $100 million, respectively. The termination of these swaps resulted in a net gain of $52 million that was amortized to interest expense over the periods in which the hedged interest payments were forecasted to occur. In connection with the Going Private transaction, our portion of the unamortized gain as of May 31, 2007 was removed from the books in purchase accounting and will not impact our interest expense after that date.

During the seven months ended December 31, 2007, interest rate swap agreements with a notional amount of $200 million matured on the same day as the corresponding hedged debt, the $250 million of 5.35% senior notes, became due at Kinder Morgan Energy Partners. Also during the seven months ended December 31, 2007, we terminated interest rate swaps with a notional value of $1.15 billion. The termination of these swaps resulted in a net gain of $24.5 million that is being amortized to interest expense over the periods in which the hedged interest payments were forecasted to occur. The total unamortized net gain on the termination of interest rate swaps of $30.3 million is included within the caption “Long-term Debt: Value of Interest Rate Swaps” in the accompanying Consolidated Balance Sheet December 31, 2007.

The swaps denominated in Canadian dollars were sold as part of the respective sales of Terasen Inc. and Terasen Pipelines (Corridor) Inc. (see Note 7) in May and June of 2007, respectively.

As of December 31, 2007, we and our subsidiary Kinder Morgan Energy Partners, were party to interest rate swap agreements with notional principal amounts of $275 million and $2.3 billion, respectively, for a consolidated total of $2.575 billion. The fair value of our interest rate swaps as of December 31, 2007 was $139.1 million and is included in the accompanying Consolidated Balance Sheet within the caption “Deferred Charges and Other Assets.” Additionally, as discussed in Note 19, on March 7, 2008, we terminated our remaining interest rate swap having a notional value of $275 million associated with Kinder Morgan Finance Company, ULC’s 6.40% senior notes due 2036.

All of our interest rate swap agreements and those of our subsidiary, Kinder Morgan Energy Partners, have a termination date that corresponds to the maturity date of one of the associated series of senior notes and, as of December 31, 2007, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038. In addition, certain of our swap agreements contain mutual cash-out provisions that allow us or our counterparties to settle the agreement at certain future dates before maturity based on the then-economic value of the swap agreement.

We are exposed to credit related losses in the event of nonperformance by counterparties to our interest rate swap agreements, and while we enter into derivative contracts primarily with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk. As of December 31, 2007, all of our interest rate swap agreements were with counterparties with investment grade credit ratings.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the seven months ended December 31, 2007, the five months ended May 31, 2007 or during 2006. The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment under the caption “Accumulated Other Comprehensive Loss” in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006.

In December 2005 we entered into three receive-fixed-rate, pay-fixed-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements having a combined notional value of C$1,240 million. These derivative instruments were designated as a hedge of our net investment in Canadian operations in accordance with Statement 133. Also, in December 2005, we entered into three receive-fixed-rate, pay-variable-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements having a combined notional value of C$1,254 million. These derivative instruments did not qualify for hedge accounting under SFAS No. 133. In February 2006 we entered into a series of transactions to effectively terminate these agreements and entered into a series of receive-fixed-rate, pay-fixed-rate U.S. dollar to Canadian dollar cross-currency interest rate swap agreements with the same notional value. The new derivative instruments were designated as hedges of our net investment in Canadian operations in accordance with SFAS No. 133. We recognized a one time non-cash, after-tax loss of approximately $14 million in the first quarter of 2006 from changes in the fair value of our receive-fixed-rate, pay-variable rate U.S. dollar to Canadian dollar cross-currency interest rate swaps from January 1, 2006 to the termination of the agreements.

Due to the divestiture of a significant portion of our Canadian operations (see Note 7), we terminated approximately C$250 million and C$1,963 million of our cross-currency interest rate swaps during the seven months ended December 31, 2007 and the five months ended May 31, 2007, respectively. We paid a total of approximately US$43.2 million and US$151.3 million, respectively, to terminate these swaps. The portion of accumulated losses on these hedges relating to the disposed Canadian operations was included in the corresponding gain or loss on sale calculation for each asset group divested. The combined notional value of our remaining cross-currency interest rate swaps at December 31, 2007 is approximately C$281.6 million. The fair value of the swaps as of December 31, 2007 is a liability of US$51.2 million which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying Consolidated Balance Sheet.

12. Employee Benefits

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

Knight Inc.

(A) Retirement Plans

We have defined benefit pension plans covering eligible full-time employees. These plans provide pension benefits that are based on the employees’ compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. The Plan did not have any material investments in our company or affiliates as of December 31, 2007 and 2006.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Total amounts recognized in net periodic pension cost include the following components:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Net Periodic Pension Benefit Cost:
Service Cost	$5.6	$4.5	$10.6	$9.6
Interest Cost	8.1	5.6	12.7	12.1
Expected Return on Assets	(14.0)	(9.6)	(21.3)	(20.2)
Amortization of Transition Asset	-	-	-	(0.1)
Amortization of Prior Service Cost	-	0.1	0.2	0.2
Amortization of Loss	-	0.2	0.9	0.6
Net Periodic Pension Benefit Cost	$(0.3)	$0.8	$3.1	$2.2

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

	Successor Company	Predecessor Company
	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006
	(In millions)	(In millions)
Benefit Obligation at Beginning of Period	$236.5	$232.0	$224.5
Service Cost	5.6	4.5	10.6
Interest Cost	8.1	5.6	12.7
Actuarial Loss (Gain)	18.5	(2.5)	(4.3)
Plan Amendments	-	2.7	-
Business Combinations/Mergers	-	-	0.2
Benefits Paid	(10.7)	(5.8)	(11.7)
Benefit Obligation at End of Period	$258.0	$236.5	$232.0

The accumulated benefit obligation through December 31, 2007 and 2006 was $248.1 million and $220.6 million, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans’ assets and the plans’ funded status:

	Successor Company	Predecessor Company
	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006
	(In millions)	(In millions)
Fair Value of Plan Assets at Beginning of Period	$273.4	$261.6	$242.4
Actual Return on Plan Assets During the Period	1.9	17.6	30.7
Contributions by Employer	-	-	-
Benefits Paid During the Period	(10.7)	(5.8)	(11.7)
Business Combinations/Mergers	-	-	0.2
Fair Value of Plan Assets at End of Period	264.6	273.4	261.6
Benefit Obligation at End of Period	(258.0)	(236.5)	(232.0)
Funded Status at End of Period	$6.6	$36.9	$29.6

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The accompanying Consolidated Balance Sheets at December 31, 2007 and 2006 include balances of $7.1 million and $28.2 million, respectively, under the caption “Deferred Charges and Other Assets” and balances of $0.4 million and $0.4 million respectively, under the caption “Other Liabilities and Deferred Credits: Other,” related to our pension plans. Amounts recognized in “Accumulated Other Comprehensive Loss” consist of:
	Successor Company	Predecessor Company
	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006
	(In millions)	(In millions)
Application of SFAS 158 – Net Loss	$-	$-	$19.6
Application of SFAS 158 – Prior Service Cost	-	-	1.5
Net (Gain)/Loss Arising During Period	30.6	(10.5)	-
Prior Service Cost Arising During Period	-	2.7	-
Business Combinations	-	(13.0)	-
Amortization of (Gain)/Loss	-	(0.2)	-
Amortization of Prior Service Cost	-	(0.1)	-
	$30.6	$(21.1)	$21.1

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year is $0.4 million.

We do not expect to contribute to the Plan during 2008.

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Expected Net Benefit Payments
(In millions)
2008	$13.7
2009	$14.9
2010	$15.9
2011	$17.4
2012	$18.8
2013-2016	$114.2

Effective January 1, 2001, we added a cash balance plan to our retirement plan. Certain collectively bargained employees and “grandfathered” employees continue to accrue benefits through the defined pension benefit plan described above. All other employees accrue benefits through a personal retirement account in the cash balance plan. All employees converting to the cash balance plan were credited with the current fair value of any benefits they had previously accrued through the defined benefit plan. We make contributions on behalf of these employees equal to 3% of eligible compensation every pay period. Interest is credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year. Employees become fully vested in the plan after three years (five years prior to January 1, 2008) and they may take a lump sum distribution upon termination of employment or retirement.

In addition to our retirement plan described above, we have the Knight Inc. Savings Plan (the “Plan”), a defined contribution 401(k) plan. The plan permits all full-time employees to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory Company contribution equal to 4% of base compensation per year for most plan participants, we may make discretionary contributions. Certain employees’ contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Participants may direct the investment of their contributions and all employer contributions, including discretionary contributions, into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. The total amount contributed for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the years ended 2006 and 2005 was $11.0 million, $8.1 million, $18.3 million and $14.6 million, respectively.

Employer contributions for employees vest on the second anniversary of the date of hire. Effective October 1, 2005, a tiered employer contribution schedule was implemented for new employees of Kinder Morgan Energy Partners, L.P.’s Terminals segment. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

between one and two years, 3% for services between two and five years, and 4% for service of five years or more. All employer contributions for Terminals employees hired after October 1, 2005 vest on the fifth anniversary of the date of hire. Effective January 1, 2008, this five year anniversary date for Terminals employees was changed to three years to comply with changes in federal regulations. Vesting and contributions for bargaining employees will follow the collective bargaining agreements.

At its July 2007 meeting, the compensation committee of our board of directors approved a special contribution of an additional 1% of base pay into the Plan for each eligible employee. Each eligible employee will receive an additional 1% Company contribution based on eligible base pay each pay period beginning with the first pay period of August 2007 and continuing through the last pay period of July 2008. The additional 1% contribution does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive and the vesting schedule mirrors the Company’s 4% contribution. Since this additional 1% Company contribution is discretionary, compensation committee approval will be required annually for each additional contribution. During the first quarter of 2008, excluding the 1% additional contribution described above, we will not make any additional discretionary contributions to individual accounts for 2007.

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

In 2006, we elected not to make any restricted stock awards as a result of the Going Private transaction. To ensure that certain key employees who had previously received restricted stock and restricted stock unit awards continued under a long-term retention and incentive program, the Company implemented the Long-term Incentive Retention Award plan. The plan provides cash awards approved by the compensation committees of the Company which are granted in July of each year to recommended key employees. Senior management is not eligible for these awards. These grants require the employee to sign a grant agreement. The grants vest 100% after the third year anniversary of the grant provided the employee remains with the Company. Grants were made in July of 2006 and July of 2007. During the seven months ended December 31, 2007, the five months ended May 31, 2007 and the year ended December 31, 2006, we amortized $5.3 million, $1.3 million and $1.9 million, respectively, related to these grants.

(B) Other Postretirement Employee Benefits

We have a postretirement plan providing medical and life insurance benefits upon retirement. For certain eligible employees and their eligible dependents that are “grandfathered,” we also provide a subsidized premium. All others who are eligible pay the full cost. We fund a portion of the future expected postretirement benefit cost under the plan by making payments to Voluntary Employee Benefit Association trusts. Plan assets are invested in a mix of equity funds and fixed income instruments similar to the investments in our pension plans.

Total amounts recognized in net periodic postretirement benefit cost include the following components:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
	(In millions)	(In millions)
Net Periodic Postretirement Benefit Cost:
Service Cost	$0.2	$0.2	$0.4	$0.4
Interest Cost	2.7	1.9	4.9	5.3
Expected Return on Assets	(3.9)	(2.7)	(5.8)	(5.7)
Amortization of Prior Service Credit	-	(0.7)	(1.6)	(1.7)
Amortization of Loss	-	2.0	5.2	5.0
Net Periodic Postretirement Benefit Cost	$(1.0)	$0.7	$3.1	$3.3

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation:

	Successor Company	Predecessor Company
	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	December 31, 2006
	(In millions)	(In millions)
Benefit Obligation at Beginning of Period	$78.7	$84.0	$89.8
Service Cost	0.2	0.2	0.4
Interest Cost	2.7	1.9	4.9
Actuarial Loss (Gain)	7.5	(3.5)	(3.5)
Benefits Paid	(8.5)	(5.3)	(10.8)
Retiree Contributions	1.4	1.4	2.7
Plan Amendments	-	-	0.5
Benefit Obligation at End of Period	$82.0	$78.7	$84.0

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets and the plan’s funded status:

	Successor Company	Predecessor Company
	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	December 31, 2006
	(In millions)	(In millions)
Fair Value of Plan Assets at Beginning of Period	$76.9	$67.5	$59.4
Actual Return on Plan Assets	0.1	4.5	7.2
Contributions by Employer	-	8.7	8.7
Retiree Contributions	1.6	1.2	2.7
Transfers In	0.1	-	-
Benefits Paid	(9.5)	(5.0)	(10.5)
Fair Value of Plan Assets at End of Period	69.2	76.9	67.5
Benefit Obligation at End of Period	(82.0)	(78.7)	(84.0)
Funded Status at End of Period	$(12.8)	$(1.8)	$(16.5)

The accompanying Consolidated Balance Sheets at December 31, 2007 and 2006 include balances of $12.8 million and $16.9 million, respectively, under the caption “Other Liabilities and Deferred Credits: Other,” related to our other postretirement benefit plans.

Amounts recognized in “Accumulated Other Comprehensive Loss” consist of:

	Successor Company	Predecessor Company
	Seven Months Ended December 31, 2007	Five Months Ended May 31, 2007	Year Ended December 31, 2006
	(In millions)	(In millions)
Application of SFAS 158 – Net Loss	$-	$-	$60.2
Application of SFAS 158 – Prior Service Cost	-	-	(15.8)
Net (Gain)/Loss Arising During Period	12.0	(5.4)	-
Business Combinations	-	(37.7)	-
Amortization of (Gain)/Loss	-	(2.0)	-
Amortization of Prior Service Cost	-	0.7	-
	$12.0	$(44.4)	$44.4

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year is $0.3 million.
We expect to make contributions of approximately $1.3 million to the plan in 2008.

A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 2007 net periodic postretirement benefit cost by approximately $5 $(4) thousand and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $79 $(74) thousand.

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Expected Net Benefit Payments
(In millions)
2008	$7.7
2009	$7.5
2010	$7.2
2011	$7.0
2012	$6.8
2013-2016	$31.8

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

(C) Actuarial Assumptions

The assumptions used to determine benefit obligations for the pension and postretirement benefit plans were:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Discount Rate	5.75%	6.00%	6.00%	5.75%
Expected Long-term Return on Assets	9.00%	9.00%	9.00%	9.00%
Rate of Compensation Increase (Pension Plan Only)	3.50%	3.50%	3.50%	3.50%

The assumptions used to determine net periodic benefit cost for the pension and postretirement benefits were:
	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Discount Rate	6.00%	6.00%	5.75%	6.00%
Expected Long-term Return on Assets	9.00%	9.00%	9.00%	9.00%
Rate of Compensation Increase (Pension Plan Only)	3.50%	3.50%	3.50%	3.50%

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The assumed healthcare cost trend rates for the postretirement plan were:

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Healthcare Cost Trend Rate Assumed for Next Year	3.0%	3.0%	3.0%	3.0%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	3.0%	3.0%	3.0%	3.0%
Year the Rate Reaches the Ultimate Trend Rate	2007	2007	2006	2005

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

As of December 31, 2007, the following target asset allocation ranges were in effect for our pension plans (Minimum/Target/Maximum): Cash – 0%/0%/5%; Fixed Income – 20%/30%/40%; Equity – 55%/65%/75% and Alternative Investments – 0%/5%/10%. As of December 31, 2007, the following target asset allocation ranges were in effect for our retiree medical and retiree life insurance plans (Minimum/Target/Maximum): Cash – 0%/5%/15%; Fixed Income – 15%/25%/35% and Equity – 60%/70%/80%. In order to achieve enhanced diversification, the equity category is further subdivided into sub-categories with respect to small cap vs. large cap, value vs. growth and international vs. domestic, each with its own target asset allocation. Historically, our plans have allowed for up to 10% (15% with asset appreciation) of the plans’ assets to be held in Kinder Morgan, Inc. common stock. During the fourth quarter of 2006, all investments in Kinder Morgan, Inc. common stock held by the plans were systematically liquidated at the discretion of our independent fiduciary. As a result of the sale of these assets, at December 31, 2006, the cash position in our pension plan was above the maximum allocation (15.6% vs 5% maximum allocation) and the large cap equity position (32.8%) was slightly above the minimum large cap allocation (30%) but below the target allocation (40%). In the first quarter of 2007, the Committee rebalanced the plans’ portfolios to be within the allocation ranges specified by investment policies.

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

(E) Return on Plan Assets

For the year ending December 31, 2007, our defined benefit pension plan yielded a weighted-average rate of return of 8.61%, below the expected rate of return on assets of 9.00%. Investment performance for a balanced fund comprised of a similar mix

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

of assets yielded a weighted-average return of 6.13%, so our plans exceeded the performance of the benchmark balanced fund index. For the year ending December 31, 2007, our retiree medical and retiree life insurance plans yielded a weighted-average rate of return of 6.44%, below the expected rate of return on assets of 9.00%. Investment performance for a balanced fund comprised of a similar mix of assets yielded a weighted-average return of 5.16%, so our plans exceeded the performance of the benchmark balanced fund index.

At December 31, 2007, our pension plan assets consisted of 69.5% equity, 27.3% fixed income and 3.2% cash and cash equivalents, and our retiree medical and retiree life insurance plan assets consisted of 66.7% equity, 28.9% fixed income and 4.4% cash and cash equivalents. Historically over long periods of time, widely traded large cap equity securities have provided a return of 10%, while fixed income securities have provided a return of 6%, indicating that a long term expected return predicated on the asset allocation as of December 31, 2007 would be approximately 9.6% to 9.8% if investments were made in the broad indexes. Therefore, we arrived at an overall expected return of 9% for purposes of making the required calculations.

Kinder Morgan Energy Partners

Kinder Morgan Canada Inc. and Trans Mountain Pipeline Inc. (as general partners of Trans Mountain Pipeline, L.P.) are sponsors of pension plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans. Kinder Morgan Energy Partners also provides postretirement benefits other than pensions for retired employees. Our combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for the seven months ended December 31, 2007 and the five months ended May 31, 2007 was approximately $1.9 million and $1.3 million, respectively. As of December 31, 2007, we estimate our overall net periodic pension and postretirement benefit costs for these plans for the year 2008 will be approximately $3.1 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. We expect to contribute approximately $2.6 million to these benefit plans in 2008. Prior to the sale of Trans Mountain to Kinder Morgan Energy Partners on April 18, 2008 (refer to Note 1(I)), the pension plans of Trans Mountain were part of the Terasen pension plans. Refer to the following discussion on the Terasen pension plans for 2006.

In connection with Kinder Morgan Energy Partners’ acquisition of SFPP, L.P., referred to in this report as SFPP, and Kinder Morgan Bulk Terminals, Inc. in 1998, Kinder Morgan Energy Partners acquired certain liabilities for pension and postretirement benefits. Kinder Morgan Energy Partners provides medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP and Kinder Morgan Bulk Terminals. Kinder Morgan Energy Partners also provides the same benefits to former salaried employees of SFPP. Additionally, Kinder Morgan Energy Partners will continue to fund these costs for those employees currently in the plan during their retirement years. SFPP’s postretirement benefit plan is frozen, and no additional participants may join the plan. The noncontributory defined benefit pension plan covering the former employees of Kinder Morgan Bulk Terminals is the Knight Inc. Retirement Plan. The benefits under this plan are based primarily upon years of service and final average pensionable earnings; however, benefit accruals were frozen as of December 31, 1998.

The net periodic benefit cost for the SFPP postretirement benefit plan were credits of $0.1 million, $0.1 million and $0.3 million for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the year ended December 31, 2006, respectively. The credits resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. As of December 31, 2007, we estimate no overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2008, however, this estimate could change if a future significant event would require a remeasurement of liabilities. In addition, we expect to contribute approximately $0.4 million to this postretirement benefit plan in 2008.

As of December 31, 2007 and 2006, the recorded value of Kinder Morgan Energy Partners’ pension and postretirement benefit obligations for these plans was a combined $37.5 million and $28.4 million, respectively.

Multiemployer Plans

As a result of acquiring several terminal operations, primarily the acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, Kinder Morgan Energy Partners participates in several multi-employer pension plans for the benefit of employees who are union members. Kinder Morgan Energy Partners does not administer these plans and contributes to them in accordance with the provisions of negotiated labor contracts. Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs. Amounts charged to expense for these plans totaled $2.5 million, $4.2 million and $6.3 million for the five months ended May 31, 2007, the seven months ended December 31, 2007 and the year ended December 31, 2006, respectively.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Terasen

Prior to the sale of Terasen Inc. and Terasen Pipelines (Corridor) Inc. on May 17, 2007 and June 15, 2007, respectively, (see Note 7) we were a sponsor of pension plans for eligible employees. Our expense for the Terasen Inc. and Corridor pension and other postretirement benefits plans for the period from January 1 to May 15, 2007 was $3.7 million. After the sale of Terasen and Corridor we no longer had expenses or obligations related to these pension and other postretirement plans. The Terasen and Corridor plans included registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans. We also provided postretirement benefits other than pensions for retired employees. The following is a summary of each type of plan:

(A) Description of Plans

Defined Benefit Plans

Retirement benefits under the defined benefit plans are based on employees’ years of credited service and remuneration. Company contributions to the plan were based upon independent actuarial valuations. The most recent actuarial valuations of the defined benefit pension plans for funding purposes were at December 31, 2005 and December 31, 2004.

Defined Contribution Plan

Effective in 2000 for Terasen Gas and 2003 for petroleum transportation operations, all new non-union employees became members of defined contribution pension plans. Company contributions to the plan were based upon employee age and pensionable earnings for employees of the natural gas distribution operations and pensionable earnings for employees of the petroleum transportation operation.

Supplemental Plans

Certain employees were eligible to receive supplemental benefits under both the defined benefit and defined contribution plans. The supplemental plans provided pension benefits in excess of Canadian statutory limits. The supplemental plans were unfunded and were secured by letters of credit. Beginning in 2006, we capped eligible compensation for Canada-based employees at C$250,000 per year.

Other Postretirement Benefits

We provided retired employees with other postretirement benefits that included, depending on circumstances, supplemental health, dental and life insurance coverage. Postretirement benefits were unfunded and annual expense was recorded on an accrual basis based on independent actuarial determinations, considering among other factors, health care cost escalation. The most recent actuarial valuations were completed as of December 31, 2005.

(B) Actuarial Valuations

The financial positions of the employee defined benefit pension plans and postretirement benefit plans are presented in aggregate in the tables below.

Net periodic pension and postretirement costs include the following components:

	Year Ended December 31, 2006		Month Ended December 31, 2005
	Pension Benefit Plans	Postretirement Benefit Plans	Pension Benefit Plans	Postretirement Benefit Plans
	(In millions)
Service Cost	$7.7	$1.5	$0.7	$0.1
Interest Cost	14.8	3.6	1.2	0.3
Expected Return on Assets	(17.4)	-	(1.6)	-
Expense Load	0.1	0.1	-	-
Actuarial Loss	0.2	-	-	-
Special Termination Benefits	0.4	-	-	-
Net Periodic Pension Benefit Cost	5.8	5.2	0.3	0.4
Defined Contribution Cost	0.1	-	0.2	-
Total Benefit Expense	$5.9	$5.2	$0.5	$0.4

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The following table sets forth the reconciliation of the beginning and ending balances of the pension and postretirement benefit obligation:

	Year Ended December 31, 2006
	Pension Benefit Plans	Postretirement Benefit Plans
	(In millions)
Benefit Obligation at Beginning of Period	$296.1	$70.5
Change in Foreign Exchange Rates	(0.6)	(0.2)
Service Cost	7.7	1.5
Interest Cost	14.8	3.6
Change in Discount Rate	-	-
Actuarial Loss	11.5	3.0
Contributions by Members	2.9	-
Special Termination Benefits	0.4	-
Benefits Paid	(15.3)	(1.5)
Benefit Obligation at End of Period	$317.5	$76.9

The accumulated pension benefit obligation through December 31, 2006 was $267.0 million.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans’ assets and the plans’ funded status:

	Year Ended December 31, 2006
	Pension Benefit Plans	Postretirement Benefit Plans
	(In millions)
Fair Value of Plan Assets at Beginning of Period	$256.7	$-
Change in Foreign Exchange Rates	(0.5)	-
Actual Return on Plan Assets During the Period	35.9	-
Contributions by Employer	7.6	1.6
Contributions by Members	2.9	-
Expense Load	(0.1)	(0.1)
Benefits Paid During the Period	(15.3)	(1.5)
Fair Value of Plan Assets at End of Year	287.2	-
Benefit Obligation at End of Year	(317.5)	(76.9)
Funded Status at End of Year	$(30.3)	$(76.9)

Amounts recognized in the consolidated balance sheets after application of SFAS No. 158 are as follows:

	December 31, 2006
	Pension Benefit Plans	Postretirement Benefit Plans
	(In millions)
Non-current Assets	$10.2	$-
Non-current Liabilities	(40.5)	(76.9)
	$(30.3)	$(76.9)

Amounts in “Accumulated Other Comprehensive Loss” in the accompanying Consolidated Balance Sheet consist of:

	December 31, 2006
	Pension Benefit Plans	Postretirement Benefit Plans
	(In millions)
Net Loss	$2.2	$5.4
Prior Service Cost (Credit)[1]	-	-
	$2.2	$5.4
__________
[1]	Net prior service credit for the pension benefit plan was less than $0.1 million at December 31, 2006.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

(C) Actuarial Assumptions

The assumptions used to determine benefit obligations for the pension and postretirement benefit plans were:

	December 31,
	2006	2005
Discount Rate	5.00%	5.00%
Expected Long-term Return on Assets	7.25%	7.50%
Rate of Compensation Increase (Pension Plan Only)[1]	3.84%	3.50%
__________
[1]	Rate of compensation increase is for the next five years. Thereafter, the rate decreases to 3.50%.

The assumptions used to determine net periodic benefit cost for the pension and postretirement benefits were:

	Year Ended December 31,	Month Ended December 31,
	2006	2005
Discount Rate	5.00%	5.25%
Expected Long-term Return on Assets	7.25%	7.50%
Rate of Compensation Increase (Pension Plan Only)	3.84%	3.50%

The assumed healthcare cost trend rates for the postretirement plan were:

	December 31,
	2006	2005
Healthcare Cost Trend Rate Assumed for Next Year	10.0%	7.0%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.0%	5.0%
Year the Rate Reaches the Ultimate Trend Rate	2011	2008

13. Share-based Compensation

Knight Inc.

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

Stock options issued in the periods presented below were under the following plans: The 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (which plan has expired), the 1994 Kinder Morgan, Inc. Long-term Incentive Plan (which plan has expired), the Kinder Morgan, Inc. Amended and Restated 1999 Stock Plan and the Non-Employee Directors Stock Awards Plan. The 1994 plan provided for, and the 1999 plan and the Non-Employee Directors Stock Awards Plan provided for the issuance of restricted stock. There were also two employee stock purchase plans, one for U.S. employees and one for Canada-based employees.

Over the years, the 1999 Stock Plan had been amended to increase shares available to grant, to allow for granting of restricted shares, and effective January 18, 2006 had been amended to allow for the granting of restricted stock units to employees residing outside the United States. We stopped granting stock options after July 2004 and replaced option grants with grants of restricted stock and restricted stock units to fewer people and in smaller amounts. Our restricted stock and restricted stock unit grants generally had either a three-year or five-year cliff vesting.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

For the five months ended May 31, 2007 and the year ended December 31, 2006, we recognized stock option expense of $0.8 million and $5.0 million, respectively.

During 2006 and 2005 we made restricted common stock grants to employees of 10,000 and 223,940 shares, respectively. These grants were valued at $1.0 million and $20.2 million, respectively, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. Restricted stock grants made to employees vest over three and five year periods. During 2006 and 2005, we made restricted common stock grants to our non-employee directors of 17,600 and 15,750, respectively. These grants were valued at $1.7 million and $1.1 million, respectively. All of the restricted stock grants made to non-employee directors vested during a six-month period. Expense related to restricted stock grants was recognized on a straight-line basis over the respective vesting periods. During the five months ended May 31, 2007 and the years ended December 31, 2006 and 2005, we amortized $5.0 million, $14.9 million and $8.2 million, respectively, related to restricted stock grants.

During 2006, we made restricted stock unit grants of 61,800 units. These grants were valued at $6.0 million, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. During the five months ended May 31, 2007 and the year ended December 31, 2006, we amortized $1.6 million and $3.4 million, respectively, related to restricted stock unit grants.

A summary of the status of our restricted stock and restricted stock unit plans at May 31, 2007 and December 31, 2006, and changes during the period then ended is presented in the table below:

	Predecessor Company
	Five Months Ended May 31, 2007[1]		Year Ended December 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Dollars in millions)
Outstanding at Beginning of Period	812,240	$55.6	880,310	$56.6
Granted	-	-	89,400	8.7
Reinstated	-	-	50,000	2.7
Vested	(59,117)	(4.8)	(193,620)	(11.3)
Forfeited	(12,016)	(1.0)	(13,850)	(1.1)
Outstanding at End of Period	741,107	$49.8	812,240	$55.6

Intrinsic Value of Restricted Stock Vested During the Period		$3.6		$19.2
___________
[1]	As discussed above, all remaining restricted stock at the end of the period became fully vested and was exercised upon the closing of the Going Private transaction.

Contingent grants totaling an additional 178,000 shares of restricted common stock and 65,650 restricted stock units were granted in July 2006. Upon the closing of the Going Private transaction, these grants were replaced with the Long-term Incentive Retention Award plan (see Note 12).

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

A summary of the status of our stock option plans at May 31, 2007, December 31, 2006 and 2005, and changes during the periods then ended is presented in the table and narrative below:

	Predecessor Company
	Five Months Ended		Year Ended December 31,
	May 31, 2007[1]		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Period	2,604,217	$46.02	3,421,849	$45.21	5,026,436	$44.18
Granted	-	$-	-	$-	-	$-
Exercised	(160,838)	$44.67	(618,746)	$44.82	(1,505,399)	$41.48
Forfeited	(35,975)	$50.10	(198,886)	$41.95	(99,188)	$50.48
Outstanding at End of Period	2,407,404	$46.06	2,604,217	$46.02	3,421,849	$45.21

Exercisable at End of Period	2,183,379	$44.55	2,310,392	$44.49	2,260,059	$41.01
Weighted-Average Fair Value of Options Granted		$-		$-		$-
Aggregate Intrinsic Value of Options Exercisable at End of Period (in millions)		$142.0		$147.9
Intrinsic Value of Options Exercised During the Period (In millions)		$9.9		$34.1
Cash Received from Exercise of Options During the Period (In millions)		$7.2		$27.7
____________
[1]	As discussed above, all remaining stock options at the end of the period became fully vested and were exercised upon the closing of the Going Private transaction.

The following table sets forth our common stock options outstanding at May 31, 2007, weighted-average exercise prices, weighted-average remaining contractual lives, common stock options exercisable and the exercisable weighted-average exercise price:

Predecessor Company
Options Outstanding				Options Exercisable
Price Range	Number Outstanding	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable	Wtd. Avg. Exercise Price
$00.00 - $23.81	358,280	$23.81	2.35 years	358,280	$23.81
$24.75 - $43.10	505,674	$35.99	4.02 years	505,474	$35.99
$49.00 - $53.20	585,278	$50.76	3.74 years	585,078	$50.76
$53.60 - $60.18	663,097	$55.00	3.75 years	663,072	$55.00
$60.79 - $61.40	295,075	$60.91	4.52 years	71,475	$61.30
	2,407,404	$46.06	3.69 years	2,183,379	$44.55

Prior to the Going Private transaction, we could sell up to 2,400,000 shares of common stock to eligible employees under the employee stock purchase plan. Employees purchased shares through voluntary payroll deductions. Through 2004, shares were purchased quarterly at a 15% discount from the closing price of the common stock on the last trading day of each calendar quarter. Beginning with the March 31, 2005 quarterly purchase, the discount was reduced to 5%, thus making the employee stock purchase plan a non-compensatory plan under SFAS No. 123R. Employees purchased 7,605 shares, 36,772 shares and 45,541 shares for the five months ended May 31, 2007 and the years ended December 31, 2006 and 2005, respectively. We also had a Foreign Subsidiary Employees Stock Purchase Plan for our employees working in Canada. This plan mirrored the Employee Stock Purchase Plan for our United States employees. Employees were eligible to participate in the program beginning April 1, 2006. Employees purchased 545 shares and 2,098 shares during the five months ended May 31, 2007 and the year ended December 31, 2006.

Kinder Morgan Energy Partners

Kinder Morgan Energy Partners accounts for common unit options granted under its common unit option plan according to the provisions of SFAS No. 123R (revised 2004), “Share-Based Payment”, which became effective January 1, 2006. However, there have been no common unit options granted or any other share-based payment awards made since May 2000; and as of December 31, 2005, all outstanding options to purchase common units were fully vested. Therefore, the adoption of this Statement did not have an effect on its consolidated financial statements due to the fact that the end of the requisite

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

service period has been reached for any compensation cost resulting from share-based payments made under its common unit option plan.

Kinder Morgan Energy Partners has three common unit-based compensation plans: A common unit option plan, the Directors’ Unit Appreciation Rights Plan and the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan.

The common unit option plan was established in 1998. The plan was authorized to grant up to 500,000 options to key personnel and terminates in March, 2008. The options granted generally have a term of seven years, vest 40% on the first anniversary of the date of grant and 20% on each of the next three anniversaries, and have exercise prices equal to the market price of the common units at the grant date. No grants have been made under this plan since May 2000. During 2006, 4,200 options to purchase common units were cancelled or forfeited and 21,100 options to purchase common units were exercised at an average price of $19.67 per unit. The common units underlying these options had an average fair market value of $46.43 per unit. As of December 31, 2006 and 2007, there were no outstanding options under this plan.

The Directors’ Unit Appreciation Rights Plan was established on April 1, 2003. Pursuant to this plan, each of Kinder Morgan Management’s three non-employee directors was eligible to receive common unit appreciation rights. Upon the exercise of unit appreciation rights, Kinder Morgan Energy Partners will pay, within thirty days of the exercise date, the participant an amount of cash equal to the excess, if any, of the aggregate fair market value of the unit appreciation rights exercised as of the exercise date over the aggregate award price of the rights exercised. The fair market value of one unit appreciation right as of the exercise date will be equal to the closing price of one common unit on the New York Stock Exchange on that date. The award price of one unit appreciation right will be equal to the closing price of one common unit on the New York Stock Exchange on the date of grant. All unit appreciation rights granted vest on the six-month anniversary of the date of grant and have a ten-year term. A total of 52,500 unit appreciation rights were granted in 2003 and 2004. During 2007, 7,500 unit appreciation rights were exercised by one director at an aggregate fair value of $53.00 per unit. No unit appreciation rights were exercised during 2006.  As of December 31, 2007, 45,000 unit appreciation rights had been granted, vested and remained outstanding. In 2005, this plan was replaced with the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors, discussed following.

The Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan recognizes that the compensation to be paid to each non-employee director is fixed by the Kinder Morgan Management board, generally annually, and that the compensation is expected to include an annual retainer payable in cash. Pursuant to the plan, in lieu of receiving cash compensation, each non-employee director may elect to receive common units. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000. All common units issued under this plan are subject to forfeiture restrictions that expire six months from the date of issuance. A total of 17,780 common units were issued to non-employee directors in 2005, 2006 and 2007 as a result of their elections to receive common units in lieu of cash compensation.

14. Commitments and Contingent Liabilities

(A) Operating Leases and Purchase Obligations

Expenses incurred under operating leases were $43.8 million for the seven months ended December 31, 2007, $32.2 million for the five months ended May 31, 2007, $53.5 million in 2006 and $21.6 million in 2005, of which $0.1 million in the seven months ended December 31, 2007, $1.2 million in the five months ended May 31, 2007, $3.1 million in 2006 and $1.9 million in 2005, respectively, were associated with our discontinued operations. The principal reasons for the increased expense in 2006 compared to 2005 is due to our implementation of EITF No. 04-5, which requires us to include Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006 and the inclusion of Terasen’s operating leases. We acquired Terasen effective November 30, 2005 (see Note 4 for information regarding this acquisition) and sold a majority of its assets in May and June of 2007 (see Note 7 for information regarding the divestitures). Future minimum commitments under major operating leases as of December 31, 2007 are as follows:

Year	Operating Leases[1]
2008	$57.9
2009	49.4
2010	46.4
2011	42.5
2012	39.1
Thereafter	439.3
Total	$674.6
__________

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

[1]
Approximately $2.3 million, $0.3 million, $0.3 million, $0.3 million, $0.3 million and $2.2 million in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively, is attributable to operating lease obligations associated with our NGPL business segment classified as held for sale.

We have not reduced our total minimum payments for future minimum sublease rentals, aggregating approximately $6.5 million. The remaining terms on our operating leases range from one to 61 years.

(B) Capital Leases

Our capital leases are not material on a cumulative basis or in any year.

Amortization of assets recorded under capital leases is included with depreciation expense. The components of “Property, Plant and Equipment, Net” recorded under capital leases are as follows (in millions):

	Successor Company	Predecessor Company
	December 31, 2007	December 31, 2006[1]

Property, Plant and Equipment	$2.2	$22.6
Less: Accumulated Amortization	(0.3)	(15.3)
	$1.9	$7.3
__________
[1]	Approximately $18.5 million of property, plant and equipment and $12.3 million of accumulated amortization are associated with our discontinued operations.

(C) Guarantee

As a result of our December 1999 sale of assets to ONEOK, ONEOK became primarily obligated for the lease of the Bushton gas processing facility. We remain secondarily liable for the lease, which had a remaining minimum obligation of approximately $103.0 million at December 31, 2007, with payments that average approximately $23 million per year through 2012.

(D) Capital Expenditures Budget

Approximately $259.1.million of our consolidated capital expenditure budget for 2008 had been committed for the purchase of plant and equipment at December 31, 2007.

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

(F) Contingent Debt

Cortez Pipeline Company Debt

Pursuant to a certain Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company (Kinder Morgan CO2 Company, L.P. – 50% partner; a subsidiary of Exxon Mobil Corporation – 37% partner; and Cortez Vickers Pipeline Company – 13% partner) are required, on a several, proportional percentage ownership basis, to contribute capital to Cortez Pipeline Company in the event of a cash deficiency. Furthermore, due to Kinder Morgan Energy Partners’ indirect ownership of Cortez Pipeline Company through Kinder Morgan CO2 Company, L.P., Kinder Morgan Energy Partners severally guarantees 50% of the debt of Cortez Capital Corporation, a wholly owned subsidiary of Cortez Pipeline Company.

As of December 31, 2007, the debt facilities of Cortez Capital Corporation consisted of (i) $64.3 million of Series D notes due May 15, 2013; (ii) a $125 million short-term commercial paper program; and (iii) a $125 million five-year committed revolving credit facility due December 22, 2009 (to support the above-mentioned $125 million commercial paper program). As of December 31, 2007, Cortez Capital Corporation had $93.0 million of commercial paper outstanding with an average interest rate of approximately 5.66%, the average interest rate on the Series D notes was 7.14%, and there were no borrowings under the credit facility.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

With respect to Cortez’s Series D notes, Shell Oil Company shares our several guaranty obligations jointly and severally; however, Kinder Morgan Energy Partners is obligated to indemnify Shell for liabilities it incurs in connection with such guaranty and JP Morgan Chase issued a letter of credit on Kinder Morgan Energy Partners’ behalf in December 2006 in the amount of $37.5 million to secure its indemnification obligations to Shell for 50% of the $75.0 million in principal amount of Series D notes outstanding as of December 31, 2006.

Red Cedar Gathering Company Debt

Red Cedar Gathering Company was the obligor on $55 million in aggregate principal amount of senior notes due October 31, 2010. The senior notes are collateralized by a first priority lien on the ownership interests, including Kinder Morgan Energy Partners’ 49% ownership interest, in Red Cedar Gathering Company. The senior notes are also guaranteed by Kinder Morgan Energy Partners and the other owner of Red Cedar Gathering Company jointly and severally. As of December 31, 2006, $31.4 million in principal amount of notes were outstanding.

In March 2007, Red Cedar refinanced the outstanding balance of its existing senior notes through a private placement of $100 million in principal amount of ten year fixed rate notes. As a result of Red Cedar Gathering Company’s retirement of the remaining $31.4 million outstanding principal amount of its senior notes, Kinder Morgan Energy Partners is no longer contingently liable for any Red Cedar Gathering Company debt.

Nassau County, Florida Ocean Highway and Port Authority Debt

Kinder Morgan Energy Partners has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority. The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. Kinder Morgan Energy Partners’ subsidiary, Nassau Terminals LLC is the operator of the marine port facilities.

The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year and corresponding reductions are made to the letter of credit. As of December 31, 2007, this letter of credit had a face amount of $22.5 million.

Rockies Express Pipeline LLC Debt

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express Pipeline LLC’s (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express Pipeline LLC commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility.

On September 20, 2007, Rockies Express Pipeline LLC issued $600 million in principal amount of senior unsecured floating rate notes. The notes have a maturity date of August 20, 2009, and interest on these notes is paid and computed quarterly on an interest rate of three-month LIBOR plus a spread. Upon issuance of the notes, Rockies Express Pipeline LLC entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and a maturity date of August 20, 2009.

In addition to the $600 million in senior notes, as of December 31, 2007, Rockies Express Pipeline LLC had $1,625.4 million of commercial paper outstanding with a weighted average interest rate of approximately 5.50%, and there were no borrowings under its five-year credit facility. Accordingly, as of December 31, 2007, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC’s debt was $1,135.0 million (51% of total borrowings).

Midcontinent Express Pipeline LLC Letters of Credit

Midcontinent Express Pipeline LLC has a $197 million reimbursement agreement dated September 4, 2007, with a syndicate of financial institutions with JPMorgan Chase Bank, N.A. as the administrative agent. The reimbursement agreement can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline and includes covenants and requires payments of fees that are common in such arrangements. Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. have agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

associated percentage ownership of their member interests.  At December 31, 2007, there were two letters of credit outstanding totaling $195.4 million supporting the construction of the Midcontinent Express Pipeline.

(G) Standby Letters of Credit

Letters of credit totaling $815.6 million outstanding at December 31, 2007 consisted of the following: (i) four letters of credit, totaling $323.0 million, supporting our hedging of commodity risk, (ii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities commission involving refined products tariff charges on the intrastate common carrier operations of Kinder Morgan Energy Partners’ Pacific operations’ pipelines in the State of California, (iii) a combined $58.3 million in ten letters of credit supporting Kinder Morgan Energy Partners’ Trans Mountain pipeline system operations, (iv) a $52.1 million letter of credit supporting our Canadian pipeline operations (v) a $37.5 million letter of credit supporting Kinder Morgan Energy Partners’ indemnification obligations on the Series D note borrowings of Cortez Capital Corporation, (vi) Kinder Morgan Energy Partners’ $30.3 million guarantee under letters of credit totaling $45.5 million supporting its International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds, (vii) a $25.3 million letter of credit supporting Kinder Morgan Energy Partners’ Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds, (viii) a $24.1 million letter of credit supporting Kinder Morgan Energy Partners’ Kinder Morgan Operating L.P. “B” tax-exempt bonds, (ix) a $22.5 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds, (x) four letters of credit, totaling $21.4 million, required under provisions of our property and casualty, worker’s compensation and general liability insurance policies, (xi) a $19.9 million letter of credit supporting the construction of Kinder Morgan Energy Partners’ Kinder Morgan Louisiana Pipeline, (xii) a $15.3 million letter of credit to fund the Debt Service Reserve Account required under the Express System’s trust indenture, (xiii) a $15.5 million letter of credit supporting Kinder Morgan Energy Partners’ pipeline and terminal operations in Canada, (xiv) two letters of credit totaling $20.3 million letter of credit supporting the subordination of operating fees payable to us for operation of the Jackson, Michigan power generation facility to payments due under the operating lease of the facilities and (xv) 14 letters of credit, totaling $34.9 million supporting various Company activities.

(H) Other Obligations

Other obligations are discussed in Note 7.

15. Business Segment Information

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

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system; (2) Power, the ownership and operation of natural gas-fired electric generation facilities; (3) Express Pipeline System, the ownership of a one-third interest in a crude pipeline system accounted for under the equity method; (4) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (5) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (6) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas and the ownership and operation of a crude oil pipeline system in West Texas; (7) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States and Canada; and (8) Trans Mountain – KMP, the ownership and operation of a pipeline system, plus associated product terminals, that transport crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the State of Washington, U.S.A.

On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria. The sale was closed on February 15, 2008 (see Note 1(M)). We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. In succeeding periods, the NGPL segment will be reported as an equity investment, as discussed further below.

In November 2007, we signed a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The sale was effective January 1, 2008.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the sale of the North System and also its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment.

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for approximately $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. In prior periods, the Trans Mountain pipeline system was reported in the Kinder Morgan Canada business segment. Due to the inclusion of Kinder Morgan Energy Partners and its subsidiaries in our consolidated financial statements resulting from the implementation of EITF 04-5 (see Note 1(B)), we accounted for this transaction as a transfer of net assets between entities under common control as prescribed by SFAS No. 141, Business Combinations, which is similar to the pooling-of-interests method of accounting. Therefore, following Kinder Morgan Energy Partners’ acquisition of Trans Mountain from us, Kinder Morgan Energy Partners recognized the Trans Mountain assets and liabilities acquired at our carrying amounts (historical cost) at the date of transfer. As discussed in Note 6, based on an evaluation of the fair value of the Trans Mountain pipeline system, an estimated goodwill impairment charge of approximately $377.1 million was recorded in the first quarter of 2007.

In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment.

On March 5, 2007, we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. to Inter Pipeline Fund, a Canada-based company. This transaction closed on June 15, 2007 (see Note 7). As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also were reported in the Kinder Morgan Canada business segment in previous periods, are now reported in the segment referred to as “Express.”

In February 2007, we entered into a definitive agreement, which closed on May 17, 2007 (see Note 7), to sell Terasen Inc. to Fortis, Inc., a Canada-based company with investments in regulated distribution utilities. Execution of this sale agreement constituted a subsequent event of the type that, under Generally Accepted Accounting Principles, required us to consider the market value indicated by the definitive sales agreement in our 2006 goodwill impairment evaluation. Accordingly, based on the fair values of these reporting unit(s) derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in the 2006 period.

On November 30, 2005, we completed the acquisition of Terasen (see Note 4) and, accordingly, Terasen’s results of operations were included in our consolidated results of operations beginning on that date.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, 80% of the assets and liabilities associated with the NGPL business segment transaction are included in our Consolidated Balance Sheet at December 31, 2007 in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” with the remaining 20% included in the caption “Investments.” The financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. See Note 7 for additional information regarding discontinued operations.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A (sometimes referred to in this report as EBDA) in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we use as a result of the Going Private transaction.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

NGPL’s principal delivery market area encompasses the states of Illinois, Indiana and Iowa and secondary markets in portions of Wisconsin, Nebraska, Kansas, Missouri and Arkansas. NGPL is the largest transporter of natural gas to the Chicago, Illinois area, its largest market. During 2007, approximately 39% of NGPL’s transportation represented deliveries to this market. NGPL’s storage capacity is largely located near its transportation delivery markets, effectively serving the same customer base. NGPL has a number of individually significant customers, including local gas distribution companies in the greater Chicago area and major natural gas marketers. During 2007, approximately 50% of its operating revenues from tariff services were attributable to its eight largest customers.

Prior to our January 1, 2008 sale (see Note 19), Power’s principal market was represented by the local electric utilities in Colorado, which purchase the power output from its generation facilities. Due to the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, the results of operations of our Triton Power affiliates are included in our consolidated operating results and in the results of our Power segment beginning with the first quarter of 2004. Although the results of Triton have an impact on the total operating revenues and expenses of the Power business segment, after taking into account the associated minority interests, the consolidation of Triton had no effect on Power’s segment earnings. During 2007, approximately 68% of Power’s operating revenues were for operating the Jackson, Michigan Power facility, 21% were electric sales revenues from XCEL Energy’s Public Service Company of Colorado under a long-term contract, and the remaining 11% were primarily for operating the Ft. Lupton, Colorado power facility and a gas-fired power facility in Snyder, Texas that began operations during the second quarter of 2005 and provides electricity to Kinder Morgan Energy Partners’ SACROC operations.

Express Pipelines System owns a one-third interest in the Express Pipeline System, a crude oil pipeline system, which investment we account for under the equity method, and certain related entities.

Products Pipelines – KMP consists of approximately 8,300 miles of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets; plus approximately 60 associated product terminals and petroleum pipeline transmix processing facilities serving customers across the United States.

Natural Gas Pipelines – KMP consists of approximately 14,700 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, through which natural gas is gathered, transported, stored, treated, processed and sold.

CO2 – KMP produces, markets and transports, through approximately 1,300 miles of pipelines, carbon dioxide to oil fields that use carbon dioxide to increase production of oil; owns interests in and/or operates ten oil fields in West Texas; and owns and operates a 450 mile crude oil pipeline system in West Texas.

Terminals – KMP consists of approximately 108 owned or operated liquids and bulk terminal facilities and more than 45 rail transloading and materials handling facilities located throughout the United States and portions of Canada, that together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products for customers across the United States and Canada.

Trans Mountains – KMP consists of over 700 miles of common carrier pipelines, originating at Edmonton, Alberta, for the transportation of crude oil and refined petroleum to the interior of British Colombia and to marketing terminals and refineries located in the greater Vancouver, British Columbia area and Puget Sound in Washington State; plus five associated product terminals.

Our business activities expose us to credit risk with respect to collection of accounts receivable. In order to mitigate that risk, we routinely monitor the credit status of our existing and potential customers. When customers’ credit ratings do not meet our requirements for the extension of unsupported credit, we obtain cash prepayments or letters of credit. Note 1(F) provides information on the amount of prepayments we have received.

During 2007, 2006 and 2005, we did not have revenues from any single customer that exceeded 10% of our consolidated operating revenues.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Financial information by segment follows (in millions):

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL	$422.8	$267.4	$603.5	$534.8
Power	13.4	8.9	23.2	16.5
Express	14.4	5.4	17.2	2.0
Products Pipelines – KMP[1]	162.5	224.4	467.9	-
Natural Gas Pipelines – KMP[1]	373.3	228.5	574.8	-
CO2 – KMP[1]	433.0	210.0	488.2	-
Terminals – KMP[1]	243.7	172.3	408.1	-
Trans Mountain – KMP[1]	43.8	(337.4)	76.5	-
Total Segment Earnings Before DD&A	1,706.9	779.5	2,659.4	553.3
Depreciation, Depletion and Amortization	(472.3)	(261.0)	(531.4)	(104.6)
Amortization of Excess Cost of Equity Investments	(3.4)	(2.4)	(5.6)	-
Earnings from Investment in Kinder Morgan Energy Partners[2]	-	-	-	605.4
Other	0.3	2.9	8.2	6.5
Interest and Corporate Expenses, Net3, 4, 5,	(799.6)	(631.8)	(1,273.3)	(209.3)
Add Back Income Taxes Included in Segments Above[1]	44.0	15.6	29.0	-
Income from Continuing Operations Before Income Taxes	$475.9	$(97.2)	$886.3	$851.3

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Revenues from External Customers
NGPL	$752.4	$424.5	$1,114.4	$947.3
Power	40.2	19.9	60.0	54.2
Products Pipelines – KMP	471.4	331.9	732.5	-
Natural Gas Pipelines – KMP	3,825.9	2,637.6	6,558.4	-
CO2 – KMP	605.9	324.2	736.5	-
Terminals – KMP	598.8	364.2	864.1	-
Trans Mountain – KMP	98.0	62.8	137.8	-
Other[6]	2.1	-	4.9	24.1
Total Revenues	$6,394.7	$4,165.1	$10,208.6	$1,025.6

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Intersegment Revenues
NGPL	$4.8	$2.0	$3.6	$-
Natural Gas Pipelines – KMP	-	3.0	19.3	-
Terminals – KMP	0.4	0.3	0.7	-
Total Intersegment Revenues	$5.2	$5.3	$23.6	$-

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Depreciation, Depletion and Amortization
NGPL	$42.3	$45.3	$104.5	$99.6
Power	0.2	(4.2)	2.1	3.3
Products Pipelines – KMP	58.1	33.6	74.0	-
Natural Gas Pipelines – KMP	52.3	26.8	65.4	-
CO2 – KMP	243.5	116.3	190.9	-
Terminals – KMP	62.1	34.4	74.6	-
Trans Mountain – KMP	13.3	8.2	19.0	-
Other	0.5	0.6	0.9	1.7
Total Consolidated Depreciation, Depletion and Amortization	$472.3	$261.0	$531.4	$104.6

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007	May 31, 2007	2006	2005
Capital Expenditures
NGPL	$152.0	$77.3	$193.4	$129.7
Power	-	-	-	-
Products Pipelines – KMP	179.9	79.5	196.0	-
Natural Gas Pipelines – KMP	197.4	66.6	271.6	-
CO2 – KMP	249.2	133.3	283.0	-
Terminals – KMP	310.1	169.9	307.7	-
Trans Mountain – KMP	196.7	109.0	123.8	-
Other	1.7	17.2	0.1	4.4
Total Consolidated Capital Expenditures	$1,287.0	$652.8	$1,375.6	$134.1

	Successor Company	Predecessor Company
	2007	2006	2005
Assets at December 31[7]
NGPL	$720.0	$5,728.9	$5,597.8
Power	120.6	387.4	372.5
Express	404.3	449.7	431.9
Products Pipelines – KMP	6,941.4	4,812.9	-
Natural Gas Pipelines – KMP	8,439.8	3,796.6	-
CO2 – KMP	3,919.2	1,875.6	-
Terminals – KMP	4,643.3	2,564.1	-
Trans Mountain – KMP	1,473.5	2,094.8	-
Total segment assets	26,662.1	21,710.0	6,402.2
Investment in Kinder Morgan Energy Partners	-	-	2,202.9
Goodwill[7]	-	-	2,781.0
Assets Held for Sale	8,987.9	510.2	-
Other[8]	451.0	4,575.4	6,065.5
Total Consolidated Assets	$36,101.0	$26,795.6	$17,451.6
___________
[1]
Income taxes of Kinder Morgan Energy Partners of $44.0 million, $15.6 million and $29.0 million for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the twelve months ended December 31, 2006, respectively, are included in segment earnings

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

[2]
Equity in Earnings of Kinder Morgan Energy Partners for 2005 includes a reduction in pre-tax earnings of approximately $63.3 million ($40.3 million after tax) resulting principally from the effects of certain regulatory, environmental, litigation and inventory items on Kinder Morgan Energy Partners’ earnings.

[3]	Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.
[4]	Results for 2006 include a reduction in pre-tax income of $22.3 million ($14.1 million after tax) resulting from non-cash charges to mark to market certain interest rate swaps.
[5]
Results for 2005 include (i) pre-tax gains of $78.5 million from the sale of Kinder Morgan Management shares and (ii) a pre-tax charge of $15.0 million for our contribution to the Kinder Morgan Foundation.

[6]
Includes revenues of $10.8 million from KM Insurance Ltd., our wholly owned subsidiary that was formed during the second quarter of 2005 for the purpose of providing insurance services to Knight Inc. and Kinder Morgan Energy Partners. KM Insurance Ltd. was formed as a Class 2 Bermuda insurance company, the sole business of which is to issue policies for Knight Inc. and Kinder Morgan Energy Partners to secure the deductible portion of our workers’ compensation, automobile liability and general liability policies placed in the commercial insurance market. Due to our adoption of EITF 04-5 (see Note 1(B)), effective January 1, 2006 the results of operations of Kinder Morgan Energy Partners are included in our consolidated results of operations and, consequently, all 2006 revenues of KM Insurance Ltd. have been eliminated in consolidation.

[7]	For 2007 and 2006, segment assets include goodwill allocated to the segments.
[8]
Includes assets of discontinued operations, cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Geographic Information

Prior to 2005, all but an insignificant amount of our assets and operations were located in the continental United States. Upon our acquisition of Terasen on November 30, 2005, we obtained significant assets and operations in Canada. However, that percent has declined in 2007 relative to 2006 with the sale of two significant portions of our Canadian assets during the year. Following is geographic information regarding the revenues and long-lived assets of our business segments. Revenues from Products Pipeline – KMP, Natural Gas Pipelines – KMP, CO2 – KMP, Terminals – KMP and Trans Mountain – KMP include only the revenues subsequent to our adoption of EITF 04-5, effective January 1, 2006 (see Note 1(B)).

Revenues from External Customers

	Successor Company
	Seven Months Ended December 31, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$752.4	$-	$-	$752.4
Power	40.2	-	-	40.2
Products Pipelines – KMP	449.8	21.6	-	471.4
Natural Gas Pipelines – KMP	3,817.7	-	8.2	3,825.9
CO2 – KMP	605.9	-		605.9
Terminals – KMP	566.4	29.1	3.3	598.8
Trans Mountain	7.3	90.7	-	98.0
Other	-	2.1	-	2.1
	$6,239.7	$143.5	$11.5	$6,394.7

	Predecessor Company
	Five Months Ended May 31, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$424.5	$-	$-	$424.5
Power	19.9	-	-	19.9
Products Pipelines – KMP	319.7	12.2	-	331.9
Natural Gas Pipelines – KMP	2,631.8	-	5.8	2,637.6
CO2 – KMP	324.2	-	-	324.2
Terminals – KMP	362.0	-	2.2	364.2
Trans Mountain	4.5	58.3	-	62.8
	$4,086.6	$70.5	$8.0	$4,165.1

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

	Predecessor Company
	Year Ended December 31, 2006
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$1,114.4	$-	$-	$1,114.4
Power	60.0	-	-	60.0
Products Pipelines – KMP	720.8	11.7	-	732.5
Natural Gas Pipelines – KMP	6,544.3	-	14.1	6,558.4
CO2 – KMP	736.5	-	-	736.5
Terminals – KMP	858.7	-	5.4	864.1
Trans Mountain	11.2	126.6	-	137.8
Other	-	4.9	-	4.9
	$10,045.9	$143.2	$19.5	$10,208.6

	Predecessor Company
	Year Ended December 31, 2005
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$947.3	$-	$-	$947.3
Power	54.2	-	-	54.2
Other	0.9	12.4	10.8	24.1
	$1,002.4	$12.4	$10.8	$1,025.6

Long-lived Assets2

	Successor Company
	At December 31, 2007
	United States	Canada	Mexico and Other[1]	Total
	(In millions)
NGPL	$720.0	$-	$-	$720.0
Power	95.4	-	-	95.4
Express	281.5	120.6	-	402.1
Products Pipelines – KMP	4,552.0	109.5	-	4,661.5
Natural Gas Pipelines – KMP	4,513.6	-	82.7	4,596.3
CO2 – KMP	2,656.5	-	-	2,656.5
Terminals – KMP	2,533.7	196.1	5.5	2,735.3
Trans Mountain – KMP	17.7	1,128.3	-	1,146.0
Assets Held for Sale	418.2	-	-	418.2
Other	263.3	11.3	-	274.6
	$16,051.9	$1,565.8	$88.2	$17,705.9

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

	Predecessor Company
	At December 31, 2006
	United States	Canada[3]	Mexico and Other[1]	Total
	(In millions)
NGPL	$5,558.2	$-	$-	$5,558.2
Power	346.4	-	-	346.4
Express	314.8	134.9	-	449.7
Products Pipelines – KMP	3,712.1	47.3	-	3,759.4
Natural Gas Pipelines – KMP	2,712.7	-	84.3	2,797.0
CO2 – KMP	1,653.1	-	-	1,653.1
Terminals – KMP	1,820.5	33.2	8.3	1,862.0
Trans Mountain – KMP	11.3	1,417.6	-	1,428.9
Assets Held for Sale	397.9	-	24.4	422.3
Other	252.7	2,972.8	-	3,225.5
	$16,779.7	$4,605.8	$117.0	$21,502.5
_________
[1]
Terminals – KMP includes revenues of $3.3 million, $2.2 million and $5.4 million for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the twelve months ended December 31, 2006, respectively, and long-lived assets of $5.5 million and 8.3 million at December 31, 2007 and 2006, respectively, attributable to operations in the Netherlands. Other includes revenues of $10.8 million for the twelve months ended December 31, 2005 attributable to KM Insurance Ltd.

[2]	Long-lived assets exclude goodwill and other intangibles, net.
[3]	The decrease in Canada-based “Long-lived Assets – Other” is the result of the sale of our Canada-based retail natural gas distribution operations (see Note 7).

16.  Regulatory Matters

The tariffs we charge for transportation on our interstate common carrier pipelines are subject to rate regulation by the FERC, under the Interstate Commerce Act. The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and nondiscriminatory. Pursuant to FERC Order No. 561, effective January 1, 1995, interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index. FERC Order No. 561-A, affirming and clarifying Order No. 561, expanded the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995. For each of the years ended December 31, 2007, 2006 and 2005, the application of the indexing methodology did not significantly affect tariff rates on our interstate petroleum products pipelines.

FERC Order No. 2004/690

Since November 2003, the FERC issued Orders No. 2004, 2004-A, 2004-B, 2004-C, and 2004-D, adopting new Standards of Conduct as applied to natural gas pipelines. The primary change from existing regulation was to make such standards applicable to an interstate natural gas pipeline’s interaction with many more affiliates (referred to as “energy affiliates”). The Standards of Conduct required, among other things, separate staffing of interstate pipelines and their energy affiliates (but support functions and senior management at the central corporate level may be shared) and strict limitations on communications from an interstate pipeline to an energy affiliate.

However, on November 17, 2006, the United States Court of Appeals for the District of Columbia Circuit, in Docket No. 04-1183, vacated FERC Orders 2004, 2004-A, 2004-B, 2004-C, and 2004-D as applied to natural gas pipelines, and remanded these same orders back to the FERC.

On January 9, 2007, the FERC issued an Interim Rule, effective January 9, 2007, in response to the court’s action. In the Interim Rule, the FERC readopted the Standards of Conduct, but revised or clarified with respect to issues which had been appealed to the court. Specifically, the following changes were made:

•	the Standards of Conduct apply only to the relationship between interstate gas transmission pipelines and their marketing affiliates, not their energy affiliates;

•	all risk management personnel can be shared;

•	the requirement to post discretionary tariff actions was eliminated (but interstate gas pipelines must still maintain a log of discretionary tariff waivers);

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

•	lawyers providing legal advice may be shared employees; and

•	new interstate gas transmission pipelines are not subject to the Standards of Conduct until they commence service.

The FERC clarified that all exemptions and waivers issued under Order No. 2004 remain in effect. On January 18, 2007, the FERC issued a notice of proposed rulemaking seeking comments regarding whether or not the Interim Rule should be made permanent for natural gas transmission providers (“January 18 NOPR”). On March 21, 2007, the FERC issued an Order on Clarification and Rehearing of the Interim Rule that granted clarification that the Standards of Conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such gas transmission provider’s pipeline, i.e., “marketing affiliates.”

On March 21, 2008, as part of an effort to undertake a broader review of the existing Standards of Conduct, the FERC issued a new notice of proposed rulemaking revamping the Standards of Conduct in order to make compliance and enforcement easier, rather than issuing a Final Rule on the January 18 NOPR. The intent of this action is to return to the core principles of the original Standards of Conduct, which established a functional separation between transmission and merchant personnel for natural gas and electric transmission providers. The new NOPR is made up of three rules: (i) independent functioning of transmission function employees from marketing function employees, (ii) the no-conduit rule prohibiting the passing and receipt of non-public transmission information and (iii) the transparency rule to detect undue discrimination. Comments are due within 45 days of publication of the proposed rules in the federal register.

Notice of Inquiry – Financial Reporting

On February 15, 2007, the FERC issued a notice of inquiry seeking comment on the need for changes or revisions to the FERC’s reporting requirements contained in the financial forms for gas and oil pipelines and electric utilities. Initial comments were filed by numerous parties on March 27, 2007, and reply comments were filed on April 27, 2007.

On September 20, 2007, the FERC issued for public comment in Docket No. RM07-9 a proposed rule which would revise its financial forms to require that additional information be reported by natural gas companies. The proposed rule would require, among other things, that natural gas companies: (i) submit additional revenue information, including revenue from shipper-supplied gas; (ii) identify the costs associated with affiliate transactions; and (iii) provide additional information on incremental facilities and on discounted and negotiated rates. The FERC proposes an effective date of January 1, 2008, which means that forms reflecting the new requirements for 2008 would be filed in early 2009. Comments on the proposed rule were filed by numerous parties on November 13, 2007.

On March 21, 2008 the FERC issued a Final Rule regarding changes to the Form 2, 2-A and 3-Q. The revisions were designed to enhance the forms’ usefulness by updating them to reflect current market and cost information relevant to interstate pipelines and their customers. The rule is effective January 1, 2008 with the filing of the revised Form 3-Q beginning with the first quarter of 2009. The revised Form 2 and 2-A for calendar year 2008 material would be filed by April 30, 2009.

Notice of Inquiry – Fuel Retention Practices

On September 20, 2007, the FERC issued a Notice of Inquiry seeking comment on whether it should change its current policy and prescribe a uniform method for all interstate gas pipelines to use in recovering fuel gas and gas lost and unaccounted for. The Notice of Inquiry included numerous questions regarding fuel recovery issues and the effects of fixed fuel percentages as compared with tracking provisions. Comments on the Notice of Inquiry were filed by numerous parties on November 30, 2007.

Notice of Proposed Rulemaking – Promotion of a More Efficient Capacity Release Market

On November 15, 2007, the FERC issued a notice of proposed rulemaking in Docket No. RM 08-1-000 regarding proposed modifications to its Part 284 regulations concerning the release of firm capacity by shippers on interstate natural gas pipelines. The FERC proposes to remove, on a permanent basis, the rate ceiling on capacity release transactions of one year or less. Additionally, the FERC proposes to exempt capacity releases made as part of an asset management arrangement from the prohibition on tying and from the bidding requirements of section 284.8. Initial comments were filed by numerous parties on January 25, 2008.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

volume of natural gas report annual numbers and volumes of relevant transactions to the FERC in order to make possible an estimate of the size of the physical U.S. natural gas market, assess the importance of the use of index pricing in that market, and determine the size of the fixed-price trading market that produces the information. The FERC believes these revisions to its regulations will facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. Initial comments were filed on July 11, 2007 and reply comments were filed on August 23, 2007. In addition, the FERC conducted an informal workshop in this proceeding on July 24, 2007, to discuss implementation and other technical issues associated with the proposals set forth in the NOPR.

On December 26, 2007, the FERC issued Order No. 704 in this docket implementing only the annual reporting provisions of the NOPR with minimal changes to the original proposal. The order becomes effective February 4, 2008. The initial report is due May 1, 2009 for calendar year 2008. Subsequent reports are due by May 1 of each year for the previous calendar year. Order No. 704 will require most, if not all, Kinder Morgan natural gas pipelines to report annual volumes of relevant transactions to the FERC.

In addition, on December 21, 2007, the FERC issued a new notice of proposed rulemaking in Docket No. RM08-2-000 regarding the daily posting provisions that were contained in Docket Nos. RM07-10-000 and AD06-11-000. The new NOPR proposes to exempt from the daily posting requirements those non-interstate pipelines that (i) flow less than 10 million MMBtus of natural gas per year, (ii) fall entirely upstream of a processing plant, and (iii) deliver more than ninety-five percent (95%) of the natural gas volumes they flow directly to end-users. However, the new NOPR expands the proposal to require that both interstate and non-exempt non-interstate pipelines post daily the capacities of, volumes scheduled at, and actual volumes flowing through, their major receipt and delivery points and mainline segments. Initial comments were filed by numerous parties on March 13, 2008 and reply comments are due April 14, 2008. A Technical Conference is scheduled for April 3, 2008.

Notice of Proposed Rulemaking - Rural Onshore Low Stress Hazardous Liquids Pipelines

On September 6, 2006, the PHMSA published a notice of proposed rulemaking (PHMSA 71 FR 52504) that proposed to extend certain threat-focused pipeline safety regulations to rural onshore low-stress hazardous liquid pipelines within a prescribed buffer of previously defined U.S. states. Low-stress hazardous liquid pipelines, except those in populated areas or that cross commercially navigable waterways, have not been subject to the safety regulations in PHMSA 49 CFR Part 195.1. According to the PHMSA, unusually sensitive areas are areas requiring extra protection because of the presence of sole-source drinking water resources, endangered species, or other ecological resources that could be adversely affected by accidents or leaks occurring on hazardous liquid pipelines.

The notice proposed to define a category of “regulated rural onshore low-stress lines” (rural lines operating at or below 20% of specified minimum yield strength, with a diameter of eight and five-eighths inches or greater, located in or within a quarter-mile of a U.S. state) and to require operators of these lines to comply with a threat-focused set of requirements in Part 195 that already apply to other hazardous liquid pipelines. The proposed safety requirements addressed the most common threats—corrosion and third-party damage—to the integrity of these rural lines. The proposal intended to provide additional integrity protection, to avoid significant adverse environmental consequences, and to improve public confidence in the safety of unregulated low-stress lines.

Since the new notice is a proposed rulemaking in which the PHMSA will consider initial and reply comments from industry participants, it is not clear what impact the final rule will have on the business of our intrastate and interstate liquids pipeline companies.

Natural Gas Pipeline Expansion Filings

Kinder Morgan Interstate Gas Transmission Pipeline

On August 6, 2007, Kinder Morgan Interstate Gas Transmission LLC filed, in FERC Docket CP07-430, for regulatory approval to construct and operate a 41-mile, $29 million natural gas pipeline from the Cheyenne Hub to markets in and around Greeley, Colorado. When completed, the Colorado Lateral will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. The FERC issued a draft environmental assessment on the project on January 11, 2008, and comments on the project were received February 11, 2008. On February 21, 2008, the FERC granted the certification application. Public Service Company of Colorado, a competitor serving markets off the Colorado Lateral, reported that it had filed a complaint before the State of Colorado Public Utilities Commission against Atmos, the anchor shipper on the project. The Colorado Public Utilities Commission has set a hearing for April 8, 2008 on the complaint. Public Service Company of Colorado has requested the FERC delay the issuance of approvals to Kinder Morgan Interstate Gas Transmission LLC, pending the outcome of the complaint proceeding.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

On December 21, 2007, Kinder Morgan Interstate Gas Transmission LLC filed, in Docket CP 08-44, for approval to expand its system in Nebraska to serve incremental ethanol and industrial load. The application is pending before the FERC until March 10, 2008, at which time the project will be approved if no protests are filed.

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company LLC’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” This project provides for the transportation of up to approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado. Construction commenced on May 9, 2007, and the project was completed and placed in service on January 1, 2008.

Kinder Morgan Illinois Pipeline

On September 14, 2006, in FERC Docket No. CP06-455, Kinder Morgan Illinois Pipeline LLC filed seeking a certificate from the FERC to acquire long-term lease capacity on NGPL and build facilities to supply transportation service for Peoples Gas Light and Coke Co., who has signed a 10-year agreement for all the capacity. Also on September 14, 2006, in FERC Docket No. CP06-454, NGPL requested authorization to abandon, by long-term operating lease, 360,000 Dth per day to Kinder Morgan Illinois Pipeline LLC. On July 22, 2007, the FERC issued an order that granted the abandonment of capacity by NGPL to Kinder Morgan Illinois Pipeline as well as authorized the construction and operation of the proposed project by Kinder Morgan Illinois Pipeline. The $18 million project, which has a capacity of 360,000 Dth per day, was placed in service in December 2007.

Kinder Morgan Louisiana Pipeline

On September 8, 2006, in FERC Docket No. CP06-449-000, Kinder Morgan Energy Partners filed an application with the FERC requesting approval to construct and operate the Kinder Morgan Louisiana Pipeline. The natural gas pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including NPGL. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire project cost is approximately $510 million and it is expected to be in service by January 1, 2009. Also on September 8, 2006, in FERC Docket No. CP06-448, NGPL requested authorization to abandon, by long-term operating lease, 200,000 Dth per day of firm capacity to Kinder Morgan Louisiana Pipeline LLC in Cameron Parish, Louisiana, where NGPL will interconnect with the project.

On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final Environmental Impact Statement, which addressed the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts. On June 22, 2007, the FERC issued an order granting construction and operation of the project. Kinder Morgan Louisiana Pipeline officially accepted the order on July 10, 2007.

NGPL Louisiana Line

On October 10, 2006, in FERC Docket No. CP07-3, NGPL filed seeking approval to expand its Louisiana Line by 200,000 Dth/day. This $88 million project is supported by five-year agreements that fully subscribe the additional capacity. On July 2, 2007, the FERC issued an order granting construction and operation of the requested facilities. NGPL accepted the order on July 6, 2007. This expansion was placed in service during the first quarter of 2008.

See Note 1(K) Other Investments, for information regarding natural gas pipeline expansion filings for our equity investees, Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC.

17.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during 2007. This note also contains a description of any material legal proceeding initiated during 2007 in which we are involved.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Federal Energy Regulatory Commission Proceedings

Kinder Morgan Energy Partners’ SFPP, L.P. and CALNEV Pipe Line LLC subsidiaries are involved in proceedings before the FERC. SFPP is the subsidiary limited partnership that owns Kinder Morgan Energy Partners’ Pacific operations. CALNEV Pipe Line LLC and related terminals was acquired from GATX Corporation and is not part of the Pacific operations. The tariffs and rates charged by SFPP and CALNEV are subject to numerous ongoing proceedings at the FERC, including shippers’ complaints and protests regarding interstate rates on these pipeline systems. In general, these complaints allege the rates and tariffs charged by SFPP and CALNEV are not just and reasonable.

As to SFPP, the issues involved in these proceedings include, among others: (i) whether certain of Kinder Morgan Energy Partners’ Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, referred to in this note as EPAct 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) whether indexed rate increases may become effective without investigation; (iv) the capital structure to be used in computing the “starting rate base” of Kinder Morgan Energy Partners’ Pacific operations; (v) the level of income tax allowance that Kinder Morgan Energy Partners’ Pacific operations may include in its rates; and (vi) the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by Kinder Morgan Energy Partners’ Pacific operations.

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

On May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which SFPP will ultimately be entitled is not certain. The D.C. Court’s May 29 decision also upheld the FERC’s determination that a rate is no longer subject to grandfathering protection under EPAct 1992 when there has been a substantial change in the overall rate of return of the pipeline, rather than in one cost element. Further, the D.C. Court declined to consider arguments that there were errors in the FERC’s method for determining substantial change, finding that the parties had not first raised such allegations with the FERC. On July 13, 2007, SFPP filed a petition for rehearing with the D.C. Court, arguing that SFPP did raise allegations with the FERC respecting these calculation errors. The D.C. Court denied rehearing of the May 29, 2007 decision on August 20, 2007, and the decision is now final.

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

Following is a listing of certain active FERC proceedings pertaining to Kinder Morgan Energy Partners’ Pacific operations:

•	FERC Docket No. OR92-8, et al.—Complainants/Protestants: Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; and Texaco (Ultramar is an intervenor)—Defendant: SFPP

Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All five issues (and others) described four paragraphs above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. BP WCP, Chevron, and ExxonMobil requested a hearing before the FERC on remanded grandfathering and income tax allowance issues. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing, affirmed the income tax allowance policy and further clarified the implementation of that policy, and required SFPP to file a compliance filing;

•	FERC Docket Nos. OR92-8-028, et al.—Complainants/Protestants: BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Proceeding involving shipper complaints against SFPP’s Watson Station rates. A settlement was reached for April 1, 1999 forward; whether SFPP owes reparations for shipments prior to that date is still before the FERC;

•	FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP

Consolidated proceeding involving shipper complaints against all SFPP rates. All five issues (and others) described four paragraphs above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing, affirmed the income tax allowance policy and further clarified the implementation of that policy, and required SFPP to file a compliance filing;

•	FERC Docket Nos. OR02-4 and OR03-5—Complainants/Protestant: Chevron—Defendant: SFPP
Chevron initiated proceeding to permit Chevron to become complainant in OR96-2. Appealed to the D.C. Court and held in abeyance pending final disposition of the OR96-2 proceedings;

•	FERC Docket No. OR04-3—Complainants/Protestants: America West Airlines; Southwest Airlines; Northwest Airlines; and Continental Airlines—Defendant: SFPP

Complaint alleges that West Line and Watson Station rates are unjust and unreasonable. Watson Station issues severed and consolidated into a proceeding focused only on Watson-related issues. The FERC has set the complaints against the West Line rates for hearing but denied the request to consolidate the dockets with the ongoing proceedings involving SFPP’s North and Oregon Line rates;

•	FERC Docket Nos. OR03-5, OR05-4 and OR05-5—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP

Complaints allege that SFPP’s interstate rates are not just and reasonable. The FERC has set the complaints against the West and East Line rates for hearing, but denied the request to consolidate the dockets with the ongoing proceedings involving SFPP’s North and Oregon Line rates;

•	FERC Docket No. OR03-5-001—Complainants/Protestants: BP WCP; ExxonMobil; and ConocoPhillips (other shippers intervened)—Defendant: SFPP

The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001, which has been set for hearing;

•	FERC Docket No. OR07-1—Complainant/Protestant: Tesoro—Defendant: SFPP

Complaint alleges that SFPP’s North Line rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy;

•	FERC Docket No. OR07-2—Complainant/Protestant: Tesoro—Defendant: SFPP

Complaint alleges that SFPP’s West Line rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. A request that the FERC set the complaint for hearing – which SFPP opposed – is pending before the FERC;

•	FERC Docket No. OR07-3—Complainants/Protestants: BP WCP; Chevron; ExxonMobil; Tesoro; and Valero Marketing—Defendant: SFPP

Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC has dismissed the complaint and denied rehearing the dismissal. Petitions for review filed by BP WCP and ExxonMobil at the D.C. Court;

•	FERC Docket No. OR07-4—Complainants/Protestants: BP WCP; Chevron; and ExxonMobil—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.

Complaint alleges that SFPP’s rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy;

•	FERC Docket Nos. OR07-5 and OR07-7 (consolidated)—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev; Kinder Morgan G.P., Inc.; and Knight Inc.

Complaints allege that none of Calnev’s current rates are just or reasonable. In light of the D.C. Court’s May 29, 2007 ruling, on July 19, 2007, the FERC, among other things, dismissed with prejudice the complaints against Kinder Morgan G.P. Inc. and Knight Inc. and allowed complainants to file amended complaints. ExxonMobil filed a request for rehearing of the dismissal of the complaints against Kinder Morgan G.P., Inc. and Knight Inc., which is currently pending before the FERC. The FERC has not acted on the amended complaints;

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

•	FERC Docket No. OR07-6—Complainant/Protestant: ConocoPhillips—Defendant: SFPP

Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC has dismissed the complaint and denied rehearing the dismissal. The FERC had consolidated this case with OR07-3 and issued orders that applied to both OR07-3 and OR07-6. Although the FERC orders in these dockets have been appealed by certain of the complainants in OR07-3, they have not been appealed by ConocoPhillips in OR07-6;

•	FERC Docket No. OR07-8 (consolidated with Docket No. OR07-11)—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007, which the FERC denied. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations;

•	FERC Docket No. OR07-9—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and unreasonable. On July 6, 2007, the FERC dismissed the complaint. BP WCP requested a rehearing, which the FERC denied. A petition for review was filed by BP WCP. The FERC’s motion to dismiss or hold the case in abeyance is pending;

•	FERC Docket No. OR07-10—Complainants/Protestants: BP WCP; ConocoPhillips; Valero; and ExxonMobil—Defendant: Calnev

Calnev filed a petition with the FERC on May 14, 2007, requesting that the FERC issue a declaratory order approving Calnev’s proposed rate methodology and granting other relief with respect to a substantial proposed expansion of Calnev’s mainline pipeline system. On July 20, 2007, the FERC granted Calnev’s petition for declaratory order;

•	FERC Docket No. OR07-11 (consolidated with Docket No. OR07-8)—Complainant/Protestant: ExxonMobil—Defendant: SFPP

Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations. It is now consolidated with the complaint in Docket No. OR07-8;

•
FERC Docket No. OR07-14—Complainants/Protestants: BP WCP and Chevron—Defendants: SFPP; Calnev; Operating Limited Partnership “D”; Kinder Morgan Energy Partners, L.P.; Kinder Morgan Management LLC; Kinder Morgan G.P., Inc.; Knight Inc.; and Knight Holdco, LLC

Complaint alleges violations of the Interstate Commerce Act and the FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC dismissed the complaint;

•	FERC Docket No. OR07-16—Complainant/Protestant: Tesoro—Defendant: Calnev

Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC dismissed the complaint.  A petition for review was filed by Tesoro. A scheduling order for briefs and oral argument has not yet been issued by the D.C. Court;

•	FERC Docket No. OR07-18—Complainants/Protestants: Airline Complainants; Chevron; and Valero Marketing—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. The order also gave complainants 45 days to amend their complaint against the grandfathered portion of Calnev’s rates in light of clarifications provided in the FERC’s order;

•	FERC Docket No. OR07-19—Complainant/Protestant: ConocoPhillips—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. The order also gave complainants 45 days to amend their complaint against the grandfathered portion of Calnev’s rates in light of clarifications provided in the FERC’s order;

•	FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP

Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. In December 2007, the FERC dismissed the complaint. Complainant filed a request for rehearing which is currently pending before the FERC. In February 2008, the FERC accepted a joint offer of settlement that dismisses, with prejudice, the East Line index rate portion of the complaint in OR07-20;

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

•	FERC Docket No. OR07-22—Complainant/Protestant: BP WCP—Defendant: Calnev

Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order giving complainant 45 days to amend its complaint in light of guidance provided by the FERC;

•	FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. An administrative law judge decision is pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered on September 18, 2007. The FERC has yet to issue an order on shipper’s motion;

•	FERC Docket No. IS05-327—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers protested, but the FERC determined that the tariff filings were consistent with its regulations. The D.C. Court dismissed a petition for review, citing a lack of jurisdiction to review a decision by the FERC not to order an investigation;

•	FERC Docket No. IS06-283 (East Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. In November 2007, the parties submitted a joint offer of settlement which was certified to the FERC in December 2007. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line Phase I Expansion Tariff;

•	FERC Docket No. IS06-296—Complainant/Protestant: ExxonMobil—Defendant: Calnev

Calnev sought to increase its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil filed a protest respecting Calnev’s indexing adjustments. This proceeding is currently held in abeyance pending ongoing settlement discussions. Calnev has also filed a motion to dismiss or to hold the investigation in abeyance, which is pending before the FERC. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets;

•	FERC Docket No. IS06-356—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers protested, but the FERC found the tariff filings consistent with its regulations. The FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before the FERC. On September 20, 2007, the FERC denied SFPP’s request for rehearing. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2006 Index Tariff;

•	FERC Docket No. IS07-137 (ULSD surcharge)—Complainants/Protestants: Shippers—Defendant: SFPP

SFPP filed tariffs to include a per barrel ULSD recovery fee and a surcharge for ULSD-related litigation costs on diesel products. Various shippers protested. Tariffs related to ULSD recovery fee accepted subject to refund and proceeding is being held in abeyance pending resolution of other proceedings involving SFPP. SFPP rescinded the ULSD litigation surcharge in compliance with a FERC order. Request for rehearing filed by Chevron and Tesoro. Request for rehearing filed by Chevron and Tesoro. The FERC ultimately denied rehearing in an order issued on November 13, 2007;

•	FERC Docket No. IS07-229—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP

SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Two shippers filed protests. The FERC found the tariff filings consistent with its regulations, but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2007 Index Tariff;

•	FERC Docket No. IS07-234—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: Calnev

Calnev filed to increase certain rates on its pipeline pursuant to the FERC’s indexing methodology. Two shippers protested. The FERC found the tariff filings consistent with its regulations, but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets;

•	FERC Docket No. IS08-28—Complainants/Protestants: ConocoPhillips; Chevron; BP WCP; ExxonMobil; Southwest Airlines; Western; and Valero—Defendant: SFPP

SFPP filed to increase its East Line rates based on costs incurred related to an expansion. Various shippers filed protests, which SFPP answered. The FERC issued an order on November 29, 2007 accepting and suspending the tariff subject to refund. The proceeding is being held in abeyance pursuant to ongoing settlement negotiations; and

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

•	Motions to compel payment of interim damages (various dockets)—Complainants/Protestants: Shippers—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.

Motions seek payment of interim refunds or escrow of funds pending resolution of various complaints and protests involving SFPP. The FERC denied shippers’ refund requests in an order issued on December 26, 2007 in Docket Nos. OR92-8, et al

In 2003, Kinder Morgan Energy Partners made aggregate payments of $44.9 million for reparations and refunds pursuant to a FERC order related to Docket Nos. OR92-8 et al. In 2005, SFPP received a FERC order in OR92-8 and OR96-2 that directed it to submit compliance filings and revised tariffs. In accordance with the FERC’s December 2005 order and its February 2006 order on rehearing, SFPP submitted a compliance filing to the FERC in March 2006, and rate reductions were implemented on May 1, 2006. Kinder Morgan Energy Partners estimates the impact of the rate reductions in 2007 was approximately $25 million, and Kinder Morgan Energy Partners estimates that the actual, partial year impact on Kinder Morgan Energy Partners’ 2006 distributable cash flow was approximately $15.7 million. In addition, in December 2005, Kinder Morgan Energy Partners recorded accruals of $105.0 million for expenses attributable to an increase in its reserves related to its rate case liability.

In December 2007, as a follow-up to the March 2006 compliance filing, SFPP received a FERC order that directed it to submit revised compliance filings and revised tariffs. In conjunction with this order, Kinder Morgan Energy Partners’ other FERC and CPUC rate cases, and other unrelated litigation matters, Kinder Morgan Energy Partners increased its litigation reserves by $140.0 million in the fourth quarter of 2007. We assume that, with respect to Kinder Morgan Energy Partners’ SFPP litigation reserves, any additional reparations and accrued interest thereon will be paid no earlier than the fourth quarter of 2008. SFPP filed the revised compliance filings on February 26, 2008, and implemented new rates on March 1, 2008. We estimate that the impact of the new rates on Kinder Morgan Energy Partners’ 2008 budget will be less than $3.0 million.

In general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two-year period prior to the filing of their complaint, and Kinder Morgan Energy Partners’ Pacific operations may be required to reduce the amount of its tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that shippers are seeking approximately $290 million in reparation and refund payments and approximately $45 million in additional annual rate reductions.

California Public Utilities Commission Proceedings

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

Armor/Reddy Lawsuit

On May 13, 2004, William Armor filed a case alleging the same claims for underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit against Kinder Morgan CO2, Kinder Morgan G.P., Inc., and Cortez Pipeline Company among others. Armor v. Shell Oil Company, et al, No. 04-03559 (14th Judicial District Court, Dallas County, Texas filed May 13, 2004).

On May 20, 2005, Josephine Orr Reddy and Eastwood Capital, Ltd. filed a case in Dallas state district court alleging the same claims for underpayment of royalties. Reddy and Eastwood Capital, Ltd. v. Shell Oil Company, et al., No. 05-5021 (193rd Judicial District Court, Dallas County, Texas filed May 20, 2005). The defendants included Kinder Morgan CO2 and Kinder Morgan Energy Partners, L.P. On June 23, 2005, the plaintiff in the Armor lawsuit filed a motion to transfer and consolidate the Reddy lawsuit with the Armor lawsuit. On June 28, 2005, the court in the Armor lawsuit ordered that the Reddy lawsuit be transferred and consolidated into the Armor lawsuit.

Effective March 5, 2007, the parties executed a final settlement agreement which provides for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to being refiled. On June 12, 2007, the Dallas state district court signed its order dismissing the case and all claims with prejudice.

Gerald O. Bailey et al. v. Shell Oil Co. et al/Southern District of Texas Lawsuit

Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the southern district of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome unit. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. have also asserted claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants have filed motions for summary judgment on all claims. No trial date has been set.

Effective March 5, 2007, all defendants and plaintiffs Bridwell Oil Company, the Alicia Bowdle Trust, and the Estate of Margaret Bridwell Bowdle executed a final settlement agreement which provides for the dismissal of these plaintiffs’ claims with prejudice to being refiled. On June 10, 2007, the Houston federal district court entered an order of partial dismissal by which the claims by and against the settling plaintiffs were dismissed with prejudice. The claims asserted by Bailey, Ptasynski, and Gray are not included within the settlement or the order of partial dismissal.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

No. 06-1231 (10th Cir.). Briefing in the appeal was completed on November 27, 2006. On April 4, 2007, the Tenth Circuit Court of Appeals dismissed the appeal as moot in light of Ptasynksi’s voluntary dismissal of the case.

Bridwell Oil Company Wichita County Lawsuit

On March 1, 2004, Bridwell Oil Company, one of the named plaintiffs in the above described Bailey action, filed a new matter in which it asserted claims that are virtually identical to the claims it asserted in the Bailey lawsuit. Bridwell Oil Co. v. Shell Oil Co. et al., No. 160,199-B (78th Judicial District Court, Wichita County, Texas filed March 1, 2004). The defendants in this action include, among others, Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P., and Cortez Pipeline Company. This case was abated pending resolution of the Bailey action discussed above.

Effective March 5, 2007, the parties executed a final settlement agreement which provides for the dismissal of the lawsuit and the plaintiffs’ claims with prejudice to being refiled. On June 14, 2007, the Wichita County state district court signed its order dismissing the case and all claims with prejudice.

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

On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and a Mobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico. The Complaint seeks dismissal of the second arbitration on the basis of res judicata. In November 2007, the plaintiff in the arbitration moved to dismiss the defendants’ Complaint on the grounds that the issues presented should be decided by a panel in a second arbitration. In December 2007, the defendants in the arbitration filed a motion seeking summary judgment on their Complaint and dismissal of the second arbitration. No hearing date has been set.

MMS Notice of Noncompliance and Civil Penalty

On December 20, 2006, Kinder Morgan CO2 received a “Notice of Noncompliance and Civil Penalty: Knowing or Willful Submission of False, Inaccurate, or Misleading Information—Kinder Morgan CO2 Company, L.P., Case No. CP07-001” from the U.S. Department of the Interior, Minerals Management Service. This Notice, and the MMS’ position that Kinder Morgan CO2 has violated certain reporting obligations, relates to a disagreement between the MMS and Kinder Morgan CO2 concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties. The Notice of Noncompliance and Civil Penalty assesses a civil penalty of approximately $2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of 17 alleged violations) for Kinder Morgan CO2’s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for CO2 produced at McElmo Dome, during the period from June 2005 through October 2006. The MMS contends that false, inaccurate, or misleading information was submitted in the 17 monthly Form 2014s containing remittance advice reflecting the royalty payments for the referenced period because they reflected Kinder Morgan CO2’s use of the Cortez Pipeline tariff as the transportation allowance. The MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 should have used its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations as amended effective June 1, 2005. The MMS stated that civil penalties will continue to accrue at the same rate until the alleged violations are corrected.

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty was originally set for December 10, 2007. In November 2007, the MMS and Kinder Morgan CO2 filed a joint motion to vacate the hearing date and stay the accrual of additional penalties to allow the parties to discuss settlement. In November 2007, the administrative law judge granted the joint motion, stayed accrual of additional penalties for the period from November 6, 2007 to February 18, 2008, and reset the hearing date to March 24, 2008. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008.

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

MMS Order to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the Minerals Management Service. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR 290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

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

The MMS and Kinder Morgan CO2 have agreed to stay the March 2007 and August 2007 Order to Report and Pay proceedings to allow the parties to discuss settlement. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008.

Kinder Morgan CO2 disputes both the March and August 2007 Orders to Report and Pay and the Colorado Department of Revenue Audit Issue Letter, and as noted above, it contends that use of the Cortez pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984 and was affirmed as open-ended by

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

the Interior Board of Land Appeals in the 1990s. The appeals to the MMS Director of the Orders to Report and Pay do not provide for an oral hearing. No further submission or briefing deadlines have been set.

J. Casper Heimann, Pecos Slope Royalty Trust and Rio Petro LTD, individually and on behalf of all other private royalty and overriding royalty owners in the Bravo Dome Carbon Dioxide Unit, New Mexico similarly situated v. Kinder Morgan CO2 Company, L.P., No. 04-26-CL (8th Judicial District Court, Union County New Mexico)

This case involves a purported class action against Kinder Morgan CO2 alleging that it has failed to pay the full royalty and overriding royalty (“royalty interests”) on the true and proper settlement value of compressed carbon dioxide produced from the Bravo Dome Unit during the period beginning January 1, 2000. The complaint purports to assert claims for violation of the New Mexico Unfair Practices Act, constructive fraud, breach of contract and of the covenant of good faith and fair dealing, breach of the implied covenant to market, and claims for an accounting, unjust enrichment, and injunctive relief. The purported class is comprised of current and former owners, during the period January 2000 to the present, who have private property royalty interests burdening the oil and gas leases held by the defendant, excluding the Commissioner of Public Lands, the United States of America, and those private royalty interests that are not unitized as part of the Bravo Dome Unit. The plaintiffs allege that they were members of a class previously certified as a class action by the United States District Court for the District of New Mexico in the matter Doris Feerer, et al. v. Amoco Production Company, et al., USDC N.M. Civ. No. 95-0012 (the “Feerer Class Action”). Plaintiffs allege that Kinder Morgan CO2’s method of paying royalty interests is contrary to the settlement of the Feerer Class Action. Kinder Morgan CO2 filed a motion to compel arbitration of this matter pursuant to the arbitration provisions contained in the Feerer Class Action settlement agreement, which motion was denied. Kinder Morgan CO2 appealed this decision to the New Mexico Court of Appeals, which affirmed the decision of the trial court. The New Mexico Supreme Court granted further review in October 2006, and after hearing oral argument, the New Mexico Supreme Court quashed its prior order granting review. In August 2007, Kinder Morgan CO2 filed a petition for writ of certiorari with the United States Supreme Court seeking further review. The Petition was denied in December 2007. The case is now proceeding in the trial court as a certified class action and the case is set for trial in September 2008.

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome and Bravo Dome Units are currently ongoing. These audits and inquiries involve federal agencies and the states of Colorado and New Mexico.

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude in the second quarter of 2008.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

of natural gas produced from federal and Indian lands. The complaints are part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants) in various courts throughout the country which were consolidated and transferred to the District of Wyoming.

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds. Grynberg has appealed this Order to the Tenth Circuit Court of Appeals. A procedural schedule has been issued and briefing before the Court of Appeals will be completed in the spring of 2008. The oral argument is expected to take place in September 2008.

Prior to the dismissal order on jurisdictional grounds, the Kinder Morgan defendants filed Motions to Dismiss and for Sanctions alleging that Grynberg filed his Complaint without evidentiary support and for an improper purpose. On January 8, 2007, after the dismissal order, the Kinder Morgan defendants also filed a Motion for Attorney Fees under the False Claim Act. On April 24, 2007 the Court held a hearing on the Motions to Dismiss and for Sanctions and the Requests for Attorney Fees. A decision is still pending on the Motions to Dismiss and for Sanctions and the Requests for Attorney Fees.

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

The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which in turn sells such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission has exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. On February 14, 2008, the Arkansas Supreme Court clarified its previously issued order and mandated that the trial court dismiss the lawsuit in its entirety. Based on the information available to date and our preliminary investigation, the Kinder Morgan defendants believe that the claims against them are without merit and intend to defend against them vigorously.

Federal Investigation at Cora and Grand Rivers Coal Facilities

On June 22, 2005, Kinder Morgan Energy Partners announced that the Federal Bureau of Investigation was conducting an investigation related to its coal terminal facilities located in Rockwood, Illinois and Grand Rivers, Kentucky. The investigation involved certain coal sales from its Cora, Illinois and Grand Rivers, Kentucky coal terminals that occurred from 1997 through 2001. During this time period, Kinder Morgan Energy Partners sold excess coal from these two terminals for its own account, generating less than $15 million in total net sales. Excess coal is the weight gain that results from moisture absorption into existing coal during transit or storage and from scale inaccuracies, which are typical in the industry. During the years 1997 through 1999, Kinder Morgan Energy Partners collected, and, from 1997 through 2001, Kinder Morgan Energy Partners subsequently sold, excess coal for its own account, as Kinder Morgan Energy Partners believed it was entitled to do under then-existing customer contracts. Kinder Morgan Energy Partners conducted an internal investigation of the allegations and discovered no evidence of wrongdoing or improper activities at these two terminals.

In the fourth quarter of 2007, Kinder Morgan Energy Partners reached a civil settlement with the U.S. Attorney’s office for the Southern District of Illinois pursuant to which Kinder Morgan Energy Partners paid approximately $25 million, in aggregate, to the Tennessee Valley Authority and other customers of the Cora and Grand Rivers terminals from 1997 through 1999. Kinder Morgan Energy Partners made no admission or acknowledgment of improper conduct as part of the settlement, and while Kinder Morgan Energy Partners continues to believe that its actions at its terminals were appropriate, Kinder Morgan Energy Partners determined that a civil resolution of the matter would be in its best interest. The settlement has been finalized, and Kinder Morgan Energy Partners recorded a $25 million increase in expense in the third quarter of 2007 associated with the settlement of this liability.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Queen City Railcar Litigation

On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to Kinder Morgan Energy Partners’ Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. A class action complaint and a suit filed by the City of Cincinnati arising out of this accident have been settled. However, one member of the settlement class, the Estate of George W. Dameron, opted out of the settlement, and the Adminstratrix of the Dameron Estate filed a wrongful death lawsuit on November 15, 2006 in the Hamilton County Court of Common Pleas, Case No. A0609990. The complaint, which is asserted against each of the defendants involved in the class action suit, alleges that styrene exposure caused the death of Mr. Dameron. Without admitting fault or liability, the parties have reached a settlement in principle of the Dameron Suit.

As part of the settlement of the class action claims, the non-Kinder Morgan Energy Partners defendants have agreed to settle remaining claims asserted by businesses and will obtain a release of such claims favoring all defendants, including Kinder Morgan Energy Partners and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan Energy Partners expects that a claim will be asserted by other defendants against Kinder Morgan Energy Partners seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan Energy Partners expects to vigorously defend against any such claims.

Leukemia Cluster Litigation

Richard Jernee, et al v. Kinder Morgan Energy Partners, et al, No. CV03-03482 (Second Judicial District Court, State of Nevada, County of Washoe) (“Jernee”).

Floyd Sands, et al v. Kinder Morgan Energy Partners, et al, No. CV03-05326 (Second Judicial District Court, State of Nevada, County of Washoe) (“Sands”).

On May 30, 2003, plaintiffs, individually and on behalf of Adam Jernee, filed a civil action in the Nevada State trial court against Kinder Morgan Energy Partners and several Kinder Morgan related entities and individuals and additional unrelated defendants. Plaintiffs in the Jernee matter claim that defendants negligently and intentionally failed to inspect, repair and replace unidentified segments of their pipeline and facilities, allowing “harmful substances and emissions and gases” to damage “the environment and health of human beings.” Plaintiffs claim that “Adam Jernee’s death was caused by leukemia that, in turn, is believed to be due to exposure to industrial chemicals and toxins.” Plaintiffs purport to assert claims for wrongful death, premises liability, negligence, negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, assault and battery, nuisance, fraud, strict liability (ultra hazardous acts), and aiding and abetting, and seek unspecified special, general and punitive damages. On August 28, 2003, a separate group of plaintiffs, represented by the counsel for the plaintiffs in the Jernee matter, individually and on behalf of Stephanie Suzanne Sands, filed a civil action in the Nevada State trial court against the same defendants and alleging the same claims as in the Jernee case with respect to Stephanie Suzanne Sands. The Jernee case has been consolidated for pretrial purposes with the Sands case. In May 2006, the court granted defendants’ motions to dismiss as to the counts purporting to assert claims for fraud, but denied defendants’ motions to dismiss as to the remaining counts, as well as defendants’ motions to strike portions of the complaint. Defendant Kennametal, Inc. has filed a third-party complaint naming the United States and the United States Navy (the “United States”) as additional defendants. In response, the United States removed the case to the United States District Court for the District of Nevada and filed a motion to dismiss the third-party complaint. Plaintiff has also filed a motion to dismiss the United States and/or to remand the case back to state court. By order dated September 25, 2007, the United States District Court granted the motion to dismiss the United States from the case and remanded the Jernee and Sands cases back to the Second Judicial District Court, State of Nevada, County of Washoe. The cases will now proceed in the State Court. Based on the information available to date, our own preliminary investigation, and the positive results of investigations conducted by State and Federal agencies, we believe that the remaining claims against Kinder Morgan Energy Partners in these matters are without merit and intend to defend against them vigorously.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

We believe that we conduct our operations in accordance with applicable law. We seek to cooperate with state and federal regulatory authorities in connection with the clean up of the environment caused by such leaks and ruptures and with any investigations as to the facts and circumstances surrounding the incidents.

Kleberg County, Texas Gas Pipeline Rupture

On February 12, 2008, Kinder Morgan Energy Partners’ Kinder Morgan Texas Pipeline incurred a failure on its 16-inch diameter natural gas pipeline in a remote area in Kleberg County, Texas, which resulted in an explosion and fire. The incident caused some property damage, however no serious physical injuries have been reported to date. Kinder Morgan Texas Pipeline notified appropriate regulatory agencies and is currently investigating the cause of the rupture.

Harrison County Texas Pipeline Rupture

On May 13, 2005, NGPL experienced a rupture on its 36-inch diameter Gulf Coast #3 natural gas pipeline in Harrison County, Texas. The pipeline rupture resulted in an explosion and fire that severely damaged the Harrison County Power Project plant (“HCCP”), an adjacent power plant. In addition, local residents within an approximate one-mile radius were evacuated by local authorities until the site was secured. On October 24, 2006, suit was filed under Cause No. 06-1030 in the 71st Judicial District Court of Harrison County, Texas against NGPL and us by Plaintiffs, Entergy Power Ventures, L.P., Northeast Texas Electric Cooperative, Inc., East Texas Electric Cooperative, Inc. and Arkansas Electric Cooperative Corporation, owners and interest holders in the HCCP. The suit asserted claims of breach of contract, negligence, gross negligence, and trespass, and sought to recover for property damage and for losses due to business interruption. On January 29, 2008, the parties engaged in mediation and agreed to settle all claims. The costs and fees associated with the litigation and the sums due under the settlement in excess of our $1 million retained liability will be funded by our insurers.

Walnut Creek, California Pipeline Rupture

On November 9, 2004, excavation equipment operated by Mountain Cascade, Inc., a third-party contractor on a water main installation project hired by East Bay Municipal Utility District, struck and ruptured an underground petroleum pipeline owned and operated by SFPP in Walnut Creek, California. An explosion occurred immediately following the rupture that resulted in five fatalities and several injuries to employees or contractors of Mountain Cascade, Inc. The explosion and fire also caused property damage.

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

Following court ordered mediation, the Kinder Morgan Energy Partners defendants have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. These settlements either have become final by order of the court or are awaiting court approval. The only civil cases which remain pending at present are: (i) a cross-claim for contribution and indemnity by an engineering company defendant against the Kinder Morgan defendants in which the court has entered summary judgment in favor of the Kinder Morgan defendants; and (ii) a challenge to the court-ordered allocation

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

of settlement proceeds in one of the court-approved  wrongful death settlements filed by a nonresident sibling in which the court has also granted summary judgment in favor of the Kinder Morgan defendants. Both of these judgments in favor of the Kinder Morgan defendants are subject to potential appeal.

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

Consent Agreement Regarding Cordelia, Oakland and Donner Summit California Releases

On May 21, 2007, Kinder Morgan Energy Partners and SFPP entered into a Consent Agreement with various governmental agencies to resolve civil claims relating to the unintentional release of petroleum products during three pipeline incidents in northern California. The releases occurred (i) in the Suisun Marsh area near Cordelia in Solano County in April 2004, (ii) in Oakland in February 2005 and (iii) near Donner Pass in April 2005. The agreement was reached with the United States Environmental Protection Agency, referred to in this note as the EPA, Department of the Interior, Department of Justice and the National Oceanic and Atmospheric Administration, as well as the State of California Department of Fish and Game, Office of Spill Prevention and Response, and the Regional Water Quality Control Boards for the San Francisco and Lahontan regions. Under the Consent Agreement, Kinder Morgan Energy Partners agreed to pay approximately $3.8 million in civil penalties, $1.3 million in natural resource damages and assessment costs and approximately $0.2 million in agency response and future remediation monitoring costs. All of the civil penalties have been reserved for as of December 31, 2007. In addition, Kinder Morgan Energy Partners agreed to perform enhancements in its Pacific operations relative to its spill prevention, response and reporting practices, the majority of which have already been implemented.

The Consent Agreement was filed with the United States District Court for the Eastern District of California on May 29, 2007, and became effective July 26, 2007. Kinder Morgan Energy Partners has substantially completed remediation and restoration activities in consultation with the appropriate state and federal regulatory agencies at the location of each release.

EPA Notice of Proposed Debarment

On August 21, 2007, SFPP received a Notice of Proposed Debarment issued by the EPA. Pursuant to the Notice, the Suspension and Debarment Division of the EPA is proposing to debar SFPP from participation in future Federal contracts and assistance activities for a period of three years. The purported basis for the proposed debarment is SFPP’s April 2005 agreement with the California Attorney General and the District Attorney of Solano County, California to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel, and the failure to provide timely notice of a threatened discharge to appropriate state agencies, in connection with the April 28, 2004 spill of diesel fuel into a marsh near Cordelia, California. SFPP believes that the proposed debarment is factually and legally unwarranted and intends to contest it. In addition, SFPP is currently engaged in discussions with the EPA to attempt to resolve this matter. Based upon our discussion to date, we do not believe that this matter will result in the debarment or suspension of SFPP.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

Soda Springs, California

In August 2006, the SFPP pipeline experienced a failure near Soda Springs, California, resulting in a release of product that affected a limited area along Interstate Highway 80. Product impacts were primarily limited to soil in an area between the pipeline and Interstate Highway 80. Remediation and monitoring activities are ongoing under the supervision of the California Department of Fish & Game and Nevada County. The cause of the release was determined to be pinhole corrosion in an unpiggable 2-inch diameter bypass to the mainline valve. The bypass was installed to allow pipeline maintenance activity. The bypass piping was replaced at this location and all other similar designs on the pipeline segment were excavated, evaluated and replaced as necessary to avoid future risk of release. On January 30, 2008, Kinder Morgan Energy Partners entered into a settlement agreement with Nevada County and the state of California to resolve any outstanding civil penalties claims related to this release for $75,000.

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipeline Contractors, Inc, (a third-party contractor to Rockies Express Pipeline LLC, referred to in this note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident is under investigation by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA. Kinder Morgan Energy Partners is cooperating with this agency. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against Kinder Morgan Energy Partners, Rockies Express Pipeline LLC and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. Kinder Morgan Energy Partners has asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. The parties are currently engaged in discovery. We do not expect the cost of any settlement or eventual judgment, if any, to be material.

Charlotte, North Carolina

On November 27, 2006, the Plantation Pipeline experienced a release of approximately 4,000 gallons of gasoline from a Plantation Pipe Line Company block valve on a delivery line into a terminal owned by a third-party company. Upon discovery of the release, Plantation immediately locked out the delivery of gasoline through that pipe to prevent further releases. Product had flowed onto the surface and into a nearby stream, which is a tributary of Paw Creek, and resulted in loss of fish and other biota. Product recovery and remediation efforts were implemented immediately, including removal of product from the stream. The line was repaired and put back into service within a few days. Remediation efforts are continuing under the direction of the North Carolina Department of Environment and Natural Resources (the “NCDENR”), which issued a Notice of Violation and Recommendation of Enforcement against Plantation on January 8, 2007. Plantation continues to cooperate fully with the NCDENR.

Although Plantation does not believe that penalties are warranted, it is engaging in settlement discussions with the EPA regarding a potential civil penalty for the November 2006 release as part of broader settlement negotiations with the EPA regarding this spill and two other historic releases from Plantation, including a February 2003 release near Hull, Georgia. Plantation has reached an agreement in principle with the Department of Justice and the EPA for all four releases for approximately $0.7 million, plus some additional work to be performed to prevent future releases. The parties are negotiating a consent decree. Although it is not possible to predict the ultimate outcome, we believe, based on our experiences to date, that the resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historical soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination which appears to be from an historical turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation is working with the owner of the property and the builder of the residential subdivision to address any potential claims that they may bring.

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

Oil Spill Near Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within Kinder Morgan Energy Partners’ Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, Kinder Morgan Energy Partners initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the BC Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental remediation is continuing. The incident is currently under investigation by Federal and Provincial agencies. We do not expect this matter to have a material adverse impact on our financial position, results of operations or cash flows.

On December 20, 2007 Kinder Morgan Energy Partners initiated a lawsuit entitled Trans Mountain Pipeline LP, Trans Mountain Pipeline Inc. and Kinder Morgan Canada Inc. v. The City of Burnaby, et al., Supreme Court of British Columbia, Vancouver Registry No. S078716. The suit alleges that the City of Burnaby and its agents are liable in damages including, but not limited to, all costs and expenses incurred by us as a result of the rupture of the pipeline and subsequent release of crude oil.

Although no assurance can be given, we believe that we have meritorious defenses to all pending pipeline integrity actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

Kinder Morgan Energy Partners and some of its subsidiaries are defendants in a lawsuit filed in 2005 alleging claims for environmental cleanup costs and rent at the former Los Angeles Marine Terminal in the Port of Los Angeles. Plaintiff alleges that terminal cleanup costs could approach $18 million; however, we believe that the cleanup costs should be substantially less and that cleanup costs must be apportioned among all the parties to the litigation. Plaintiff also alleges that it is owed approximately $2.8 million in past rent and an unspecified amount for future rent. The judge bifurcated that rent issue from the causes of action related to the cleanup costs and trial regarding the rent issue was set for October 2007.

Plaintiff and the Kinder Morgan defendants have since agreed to a settlement in principle under which Kinder Morgan Energy Partners agreed to pay $3.2 million in satisfaction of all past and future rent obligations. In the fourth quarter of 2007, Kinder Morgan Energy Partners finalized the settlement terms, filed with the court for final approval, and paid the $3.2 million in satisfaction of all past and future rent obligations.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against Kinder Morgan Energy Partners and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, Kinder Morgan Energy Partners removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, Kinder Morgan Energy Partners filed a Motion to Dismiss the Complaint. On February 29, 2008, the court issued an Order granting in part and denying in part defendants’ Motion to Dismiss. The parties are currently engaging in discovery. Kinder Morgan Energy Partners intends to vigorously defend against the claims asserted in the complaint. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We do not expect the cost of any settlement and remediation to be material.

Portland Harbor DOJ/EPA Investigation

The United States Department of Justice and the EPA are continuing to investigate potential criminal charges relating to an alleged instance of improper disposal at sea of potash, which allegedly occurred at the request of or with the knowledge of employees or third parties at a bulk terminal facility in Portland, Oregon, which Kinder Morgan Energy Partners operates. Kinder Morgan Energy Partners is fully cooperating with the investigation and are engaged in ongoing discussions with the office of the United States Attorney for the District of Oregon and the Department of Justice in an attempt to resolve this matter.

Louisiana Department of Environmental Quality Settlement

After conducting a voluntary compliance self-audit, in April 2006, Kinder Morgan Energy Partners voluntarily disclosed certain findings from the audit related to compliance with environmental regulations and permits at its Harvey and St. Gabriel Terminals to the Louisiana Department of Environmental Quality, referred to in this report as the LDEQ. Following further discussion between the LDEQ and Kinder Morgan Energy Partners, in August 2007, the LDEQ issued a Consolidated Compliance Order and Notice of Potential Penalty for each of the two facilities. Kinder Morgan Energy Partners and the LDEQ have reached agreement on a proposed settlement agreement under which Kinder Morgan Energy Partners agrees to finalize certain work that it has already undertaken to ensure compliance with the environmental regulations at these two

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

facilities and to pay a penalty of $0.3 million. The proposed settlement agreement is undergoing public comment pursuant to LDEQ regulations and then will be finalized.

Polychlorinated Biphenyls (“PCBs”)-related Requests

In August 2007 and October 2007, NGPL and Knight Inc. received information requests from the Illinois Attorney General’s Office and the EPA, respectively, regarding the presence of PCBs in natural gas transmission lines in Illinois and Missouri. We have responded to these requests. No proceeding or enforcement actions have been initiated.

In December 2007, a customer requested that NGPL reimburse it for its costs and related expenses incurred in connection with the clean up of PCBs in the customer’s system. NGPL is evaluating the request. If and to the extent NGPL reimburses the customer, we do not currently expect that any such reimbursements would have a material adverse effect on us.

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

In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide. See “Pipeline Integrity and Releases,” above for information with respect to ruptures and leaks from our pipelines.

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of December 31, 2007, we have accrued an environmental reserve of $102.6 million. In addition, we have recorded a receivable of $38.0 million for expected cost recoveries that have been deemed probable. We believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. As of December 31, 2006, our environmental reserve totaled $77.8 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology.

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

In addition to the above-described consolidated putative Class Action cases, we are aware of two additional lawsuits that challenge either the proposal or the merger agreement.

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

On August 24, 2006, a civil action entitled City of Inkster Policeman and Fireman Retirement System, Derivatively on Behalf of Kinder Morgan, Inc., Plaintiffs v. Richard D. Kinder, Michael C. Morgan, William v. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and R. Tim Bradley, Defendants and Kinder Morgan, Inc., Nominal Defendant; Case 2006-52653, was filed in the 270th Judicial District Court, Harris County, Texas. This putative derivative lawsuit was brought against certain of Kinder Morgan’s senior officers and directors, alleging that the proposal constituted a breach of fiduciary duties owed to Kinder Morgan, Inc. Plaintiff also contends that the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks, among other things, to enjoin the defendants from consummating the proposal, a declaration that the proposal is unlawful and unenforceable, the imposition of a constructive trust upon any benefits improperly received by the defendants, and attorney’s fees. On November 20, 2007, defendants filed a Joint Motion to Dismiss for Lack of Jurisdiction, or in the Alternative, Motion for Final Summary Judgment. Plaintiffs opposed the motion, and oral argument was held on January 18, 2008. On February 22, 2008, the court entered a Final Order granting defendants’ motion in full, ordering that plaintiff, the City of Inkster Policeman and Fireman Retirement System, take nothing on any and all of its claims against any and all defendants.

Defendants believe that the claims asserted in the litigations regarding the Going Private transaction are legally and factually without merit and intend to vigorously defend against them.

Express Pipeline System – Oil Spill in Montgomery County, Missouri

On September 6, 2007, the Platte Pipeline, a crude oil pipeline in which we indirectly own a one-third interest and one of our subsidiaries operates, and which comprises a portion of our Express Pipeline System business segment, experienced a release of approximately 4,769 barrels of crude oil in a rural area in Montgomery County, Missouri. The released product did not ignite and there were no deaths or injuries. The pipeline was shut down, but was restarted following the repair with a voluntary operating pressure restriction. The majority of the released product was contained in a man-made pond. Clean up efforts are ongoing under the regulations of the Missouri Department of Natural Resources. On September 13, 2007, the PHMSA issued a Corrective Action Order requiring us to take certain actions including the pressure reduction to which we had already agreed. We have appealed that order and requested extensions of time to complete certain of the required activities. Although the internal and external investigations into the cause of the release are ongoing and no assurances can be

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of December 31, 2007, and December 31, 2006, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $249.4 million and $114.7 million, respectively. The reserve is primarily related to various claims from lawsuits arising from Kinder Morgan Energy Partners’ Pacific operations’ pipeline transportation rates, and the recorded amount is based on both the estimated amount associated with possible outcomes and probabilities of occurrence associated with such outcomes. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

18. Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement establishes a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles. SFAS No. 157 also expands disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The remainder of SFAS No. 157 was adopted by us effective January 1, 2008. The adoption of this Statement did not have an impact on our consolidated financial statements since we already apply its basic concepts in measuring fair values.

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

For us, the adoption of part (i) of SFAS No. 158 described above did not have a material effect on our statement of financial position as of December 31, 2006. For more information on our pensions and other postretirement benefit plans, and our disclosures regarding the provisions of this Statement, see Note 12.

FIN 48

In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which became effective January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

We adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $63.1 million. We recorded a $4.8 million decrease to the opening balance of retained earnings as a result of the implementation of FIN 48.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $41.6 million of tax benefits that, if recognized, would affect the effective tax rate.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

A reconciliation of our gross unrecognized tax benefit for the year ended December 31, 2007 is as follows (in millions):

2007
Balance at January 1, 2007	$63.1
Additions based on current year tax positions	9.8
Additions based on prior year tax positions	0.5
Reductions based on settlements with taxing authority	(21.4)
Reductions due to lapse in statute of limitations	(2.7)
Reductions for tax positions related to prior year	(7.8)
Balance at December 31, 2007	$41.5

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and as of January 1, 2007, we had $13.6 million of accrued interest and no accrued penalties. As of December 31, 2007, (i) we had $8.1 million of accrued interest and no accrued penalties; (ii) we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by $4.3 million during the next twelve months; and (iii) we believe approximately $13.0 million of the total $41.5 million of unrecognized tax benefits on our consolidated balance sheet as of December 31, 2007 would affect our effective tax rate in future periods in the event those unrecognized tax benefits were recognized.  As a result of the Going Private transaction, an adjustment was made to goodwill for unrecognized tax benefits due to settlements with taxing authorities and a lapse in the statute of limitations of the Predecessor Company for a total decrease of $22.3 million. In the event unrecognized tax benefits of the Predecessor Company are recognized by the Successor Company in a future period, a subsequent adjustment will be made to goodwill and will not impact our effective tax rate.

We are subject to taxation, and have tax years open to examination for the periods 1999 – 2007, in the United States, various states, Mexico and Canada.

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

This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for noncontrolling interests in consolidated

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

financial statements. A noncontrolling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions.

This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We are currently reviewing the effects of this Statement.

On December 4, 2007, the FASB issued SFAS 141(R) (revised 2007), Business Combinations. Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control.

Significant provisions of SFAS No. 141(R) concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. We are currently reviewing the effects of this Statement.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities.

This Statement expands the disclosure requirements of SFAS No. 133 by requiring additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us) with early adoption permitted. We are currently reviewing the effects of this Statement.

19. Subsequent Events

In March 2008, Kinder Morgan Energy Partners completed a public offering of 5,750,000 of its common units at a price of $57.70 per unit, including common units sold pursuant to the underwriters’ over-allotment option, less commissions and underwriting expenses. Kinder Morgan Energy Partners received net proceeds of $324.2 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program.

On March 14, 2008, Kinder Morgan Energy Partners entered into a purchase and sale agreement to sell its 25% interest in Thunder Creek Gas Services, LLC for approximately $50 million. Subject to certain closing conditions, the sale is expected to close in the second quarter of 2008.

On March 7, 2008, we terminated an interest rate swap agreement having a notional value of $275 million associated with Kinder Morgan Finance Company, ULC’s 6.40% senior notes due 2036. We paid approximately $2.5 million to exit our position in this swap agreement, which amount will be amortized to interest expense over the period that the 6.40% debentures remain outstanding.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

On February 29, 2008, Midcontinent Express Pipeline LLC, an equity method investee of Kinder Morgan Energy Partners, entered into a $1.4 billion credit agreement due February 28, 2011. The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement will be used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses.

On February 21, 2008, we commenced a cash tender offer to purchase up to $1.6 billion of Knight Inc.’s outstanding debt securities. In March 2008, we paid $1.6 billion in cash to repurchase $1.67 billion par value of debt securities. Proceeds from the completed sale of an 80% ownership interest in our NGPL business segment were used to fund this debt security purchase.

On February 15, 2008, the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans and amounts outstanding at that time under our $1.0 billion revolving credit facility, on a combined basis totaling approximately $4.6 billion, were paid off with proceeds from the closing of the sale of an 80% ownership interest in our NGPL business segment.

On February 12, 2008, Kinder Morgan Energy Partners completed an additional public offering of senior notes. Kinder Morgan Energy Partners issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018 and $300 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and Kinder Morgan Energy Partners used the proceeds to reduce the borrowings under its commercial paper program.

On February 12, 2008, Kinder Morgan Energy Partners completed an offering of 1,080,000 of its common units at a price of $55.65 per unit in a privately negotiated transaction. Kinder Morgan Energy Partners received net proceeds of $60.1 million for the issuance of these 1,080,000 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria, for approximately $5.9 billion, subject to certain adjustments. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of MidCon Corp, which is the parent of NGPL. The closing of the sale occurred on February 15, 2008. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group.

On November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale occurred on January 25, 2008, effective January 1, 2008, and we received net proceeds of $63.1 million.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

SELECTED QUARTERLY FINANCIAL DATA

KNIGHT INC. AND SUBSIDIARIES
Quarterly Operating Results for 2007

	Predecessor Company		Successor Company
	Three Months Ended	Two Months Ended	One Month Ended	Three Months Ended
	March 31	May 31	June 30	September 30	December 31
	(In millions) (Unaudited)		(In millions) (Unaudited)
Operating Revenues	$2,444.4	$1,720.7	$936.9	$2,609.0	$2,848.8
Gas Purchases and Other Costs of Sales	1,452.5	1,037.9	557.2	1,482.8	1,616.6
Other Operating Expenses	968.0	501.9	220.5	683.2	791.6
Operating Income	23.9	180.9	159.2	443.0	440.6
Other Income and (Expenses)	(181.8)	(120.2)	(110.0)	(278.3)	(178.6)
Income (Loss) from Continuing Operations Before Income Taxes	(157.9)	60.7	49.2	164.7	262.0
Income Taxes	87.7	47.8	21.3	74.6	131.5
Income (Loss) from Continuing Operations	(245.6)	12.9	27.9	90.1	130.5
Income (Loss) from Discontinued Operations, Net of Tax	233.2	65.4	2.3	(4.4)	0.6
Net Income (Loss)	$(12.4)	$78.3	$30.2	$85.7	$131.1

SELECTED QUARTERLY FINANCIAL DATA
KNIGHT INC. AND SUBSIDIARIES
Quarterly Operating Results for 2006

	Predecessor Company
	March 31	June 30	September 30	December 31
	(In millions) (Unaudited)
Operating Revenues	$2,675.7	2,479.0	2,606.9	2,447.0
Gas Purchases and Other Costs of Sales	1,745.9	1,521.4	1,612.4	1,459.7
Other Operating Expenses	503.4	534.3	566.3	520.0
Operating Income	426.4	423.3	428.2	467.3
Other Income and (Expenses)	(213.4)	(210.3)	(206.0)	(229.2)
Income from Continuing Operations Before Income Taxes	213.0	213.0	222.2	238.1
Income Taxes	79.1	64.3	73.5	69.0
Income from Continuing Operations	133.9	148.7	148.7	169.1
Income (Loss) from Discontinued Operations, Net of Tax	59.8	8.5	(4.5)	(592.3)
Net Income (Loss)	$193.7	157.2	144.2	(423.2)

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

Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries (subsidiaries of Kinder Morgan Energy Partners) represent our only oil and gas producing activities. As discussed in Note 1(B) of the accompanying Notes to Consolidated Financial Statements, due to our adoption of EITF No. 04-5, beginning January 1, 2006, the accounts, balances and results of operations of Kinder Morgan Energy Partners are included in our consolidated financial statements and we no longer apply the equity method of accounting to our investment in Kinder Morgan Energy Partners. Therefore, the following supplemental information on oil and gas producing activities reflects our proportionate share of Kinder Morgan Energy Partners’ capitalized costs, costs incurred and results of operations from oil and gas producing activities for the years 2005 and 2004, when we accounted for Kinder Morgan Energy Partners under the equity method.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

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

Our capitalized costs consisted of the following (in millions):

Capitalized Costs Related to Oil and Gas Producing Activities

	December 31,
Consolidated Companies	2007[1]	2006[1]	2005[2]
Wells and equipment, facilities and other	$1,612.5	$1,369.5	$166.8
Leasehold	348.1	347.4	48.7
Total proved oil and gas properties	1,960.6	1,716.9	215.5
Accumulated depreciation and depletion	(725.5)	(470.2)	(46.1)
Net capitalized costs	$1,235.1	$1,246.7	$169.4
__________
[1]	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries.
[2]
For the period presented, we accounted for Kinder Morgan Energy Partners under the equity method; therefore, amounts reflect our proportionate share of Kinder Morgan Energy Partners’ capitalized costs related to oil and gas producing activities.

Includes capitalized asset retirement costs and associated accumulated depreciation. There are no capitalized costs associated with unproved oil and gas properties for the periods reported.

Our costs incurred for property acquisition, exploration and development were as follows (in millions):

Costs Incurred in Exploration, Property Acquisitions and Development

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007[1]	May 31, 2007[1]	2006[1]	2005[2]
Consolidated Companies
Property Acquisition
Proved oil and gas properties	$-	$-	$36.6	$1.0
Development	156.9	87.5	261.8	42.8
__________
[1]	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
[2]
During the period presented, we accounted for Kinder Morgan Energy Partners under the equity method; therefore, amounts reflect our proportionate share of Kinder Morgan Energy Partners’ costs incurred in exploration, property acquisitions and development.

There are no capitalized costs associated with unproved oil and gas properties for the periods reported. All capital expenditures were made to develop our proved oil and gas properties and no exploration costs were incurred for the periods reported.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Our results of operations from oil and gas producing activities for the seven months ended December 31, 2007, the five months ended May 31, 2007 and for each of the years 2006 and 2005 are shown in the following table (in millions):

	Successor Company	Predecessor Company
	Seven Months Ended December 31,	Five Months Ended	Year Ended December 31,
	2007[1]	May 31, 2007[1]	2006[1]	2005[2]
Consolidated Companies
Revenues[3]	$352.0	$237.7	$524.7
Expenses:
Production costs	147.2	96.7	208.9
Other operating expenses[4]	34.9	22.0	66.4
Depreciation, depletion and amortization expenses	151.9	106.6	169.4
Total expenses	334.0	225.3	444.7
Results of operations for oil and gas producing activities	$18.0	$12.4	$80.0	$18.2
__________
[1]	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
[2]
During the period presented, we accounted for Kinder Morgan Energy Partners under the equity method, therefore, amounts reflect our proportionate share of Kinder Morgan Energy Partners’ results of operations for oil and gas producing activities.

[3]
Revenues include losses attributable to our hedging contracts of $311.5 million, $122.7 million and $441.7 million for the seven months ended December 31, 2007, the five months ended May 31, 2007 and the year ended December 31, 2006, respectively.

[4]	Consists primarily of carbon dioxide expense.

The table below represents estimates, as of December 31, 2007, of proved crude oil, natural gas liquids and natural gas reserves prepared by Netherland, Sewell and Associates, Inc. (independent oil and gas consultants) of Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries’ interests in oil and gas properties, all of which are located in the state of Texas. This data has been prepared using constant prices and costs, as discussed in subsequent paragraphs of this document. The estimates of reserves and future revenue in this document conforms to the guidelines of the United States Securities and Exchange Commission.

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

During 2007, Kinder Morgan Energy Partners filed estimates of our oil and gas reserves for the year 2006 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23. The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from our operated properties only, regardless of our net interest. The difference between the oil reserves reported on Form EIA-23 and those reported in this report exceeds 5%.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

Reserve Quantity Information

	Consolidated Companies
	Crude Oil (MBbls)	NGLs (MBbls)	Nat. Gas (MMcf)[1]
Proved developed and undeveloped reserves:
As of December 31, 2004[2]	22,862	3,741	294
As of December 31, 2005[2]	21,567	2,884	327
As of December 31, 2006[3]	123,978	10,333	291
Revisions of Previous Estimates[3,4]	10,361	2,784	1,077
Production[3]	(12,984)	(2,005)	(290)
As of December 31, 2007[3]	121,355	11,112	1,078

Proved developed reserves:
As of December 31, 2004[2]	13,176	1,640	251
As of December 31, 2005[2]	11,965	1,507	251
As of December 31, 2006[3]	69,073	5,877	291
As of December 31, 2007[3]	70,868	5,517	1,078
__________
[1]	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
[2]	For the period presented, we accounted for Kinder Morgan Energy Partners under the equity method, therefore, amounts reflect our proportionate share of Kinder Morgan Energy Partners’ proved reserves.
[3]	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
[4]	Associated with an expansion of the carbon dioxide flood project area of the SACROC unit.

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year-to-year are prepared in accordance with SFAS No. 69. The assumptions that underlie the computation of the standardized measure of discounted cash flows may be summarized as follows:

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

Our standardized measure of discounted future net cash flows from proved reserves were as follows (in millions):

Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	Year Ended December 31,
	2007[1]	2006[1]	2005[2]
Consolidated Companies
Future Cash Inflows from Production	$12,099.5	$7,534.6	$1,390.3
Future Production Costs	(3,536.2)	(2,617.9)	(418.8)
Future Development Costs[3]	(1,919.2)	(1,256.7)	(132.1)
Undiscounted Future Net Cash Flows	6,644.1	3,660.0	839.4
10% Annual Discount	(2,565.7)	(1,452.2)	(372.2)
Standardized Measure of Discounted Future Net Cash Flows	$4,078.4	$2,207.8	$467.2
__________
[1]	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
[2]
During the period presented, we accounted for Kinder Morgan Energy Partners under the equity method, therefore, amounts reflect our proportionate share of Kinder Morgan Energy Partners’ standardized measure of discounted future net cash flows.

[3]	Includes abandonment costs.

Item 8: Financial Statements and Supplementary Data (continued)	Knight Form 10-K

The following table represents our estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in millions):

Changes in the Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	Year Ended December 31,
	2007[1]	2006[1]	2005[2]
Consolidated Companies
Present Value as of January 1	$2,207.8	$3,075.0
Changes During the Year:
Revenues Less Production and Other Costs[3]	(722.1)	(690.0)
Net Changes in Prices, Production and Other Costs[3]	2,153.2	(123.0)
Development Costs Incurred	244.5	261.8
Net Changes in Future Development Costs	(547.8)	(446.0)
Purchases of Reserves in Place	-	3.2
Revisions of Previous Quantity Estimates[4]	510.8	(179.5)
Improved Recovery	-	-
Accretion of Discount	198.1	307.4
Timing Differences and Other	33.9	(1.1)
Net Change For the Year	1,870.6	(867.2)
Present Value as of December 31	$4,078.4	$2,207.8	$467.2
__________
[1]	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
[2]
During the period presented, we accounted for Kinder Morgan Energy Partners under the equity method, therefore, amounts reflect our proportionate share of Kinder Morgan Energy Partners’ standardized measure of discounted future net cash flows.

[3]	Excludes the effect of losses attributable to our hedging contracts of $434.2 million and $441.7 million for the years ended December 31, 2007 and 2006, respectively.
[4]
2007 revisions are associated with an expansion of the carbon dioxide flood project area for the SACROC unit. 2006 revisions are based on lower than expected recoveries from a section of the SACROC unit carbon dioxide flood project.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Knight Form 10-K

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Certain businesses we acquired during 2007 were excluded from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The excluded businesses consisted of the following:

•	the Vancouver Wharves bulk marine terminal, acquired May 30, 2007; and

•	the terminal assets and operations acquired from Marine Terminals, Inc., effective September 1, 2007.

These businesses, in the aggregate, constituted 0.8% of our total operating revenues for the seven months ended December 31, 2007 and 0.5% of our total assets as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

Knight Form 10-K

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information concerning our directors and executive officers.  Our directors are elected annually by, and may be removed by, Knight Midco Inc., as our sole common shareholder. Knight Midco Inc. is indirectly wholly owned by Knight Holdco LLC. All of our officers serve at the discretion of our board of directors.

Name	Age	Position
Richard D. Kinder	63	Director, Chairman and Chief Executive Officer
C. Park Shaper	39	Director and President
Steven J. Kean	46	Executive Vice President and Chief Operating Officer
Kenneth A. Pontarelli	44	Director
Kimberly A. Dang	38	Vice President, Investor Relations and Chief Financial Officer
David D. Kinder	33	Vice President, Corporate Development and Treasurer
Joseph Listengart	39	Vice President, General Counsel and Secretary
Scott E. Parker	47	Vice President (President, Natural Gas Pipelines)
James E. Street	51	Vice President, Human Resources and Administration

Richard D. Kinder is Director, Chairman and Chief Executive Officer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of Kinder Morgan Management since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of Knight in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder was elected President of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in July 2004 and served as President until May 2005. He has also served as Chief Manager, and as a member of the Board of Managers, of Knight Holdco LLC since May 2007. Mr. Kinder is the uncle of David Kinder, Vice President, Corporate Development and Treasurer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight.

C. Park Shaper is Director and President of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. Mr. Shaper was elected President of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in May 2005. He served as Executive Vice President of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight from July 2004 until May 2005. Mr. Shaper was elected Director of Kinder Morgan Management and Kinder Morgan G.P., Inc. in January 2003 and of Knight in May of 2007. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Management upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He was elected Vice President, Treasurer and Chief Financial Officer of Knight in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004 and its Chief Financial Officer until May 2005. He has also served as President, and as a member of the Board of Managers, of Knight Holdco LLC since May 2007. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University. Mr. Shaper is also a trust manager of Weingarten Realty Investors.

Steven J. Kean is Executive Vice President and Chief Operating Officer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. Mr. Kean was elected Executive Vice President and Chief Operating Officer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in January 2006. He served as Executive Vice President, Operations of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight from May 2005 to January 2006. He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005. He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002. He has also served as Chief Operating Officer, and as a member of the Board of Managers, of Knight Holdco LLC since May 2007. Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.

Kenneth A. Pontarelli is a Director of Knight. Mr. Pontarelli is a Managing Director of Goldman Sachs & Co. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Transactions—Going Private Transaction” for details regarding Goldman Sachs’ relationship with Knight Holdco LLC and us. Mr. Pontarelli was elected Director of Knight Inc. upon the consummation of the Going Private transaction in May 2007. He has also served as member of the Board of Managers of Knight Holdco LLC since May 2007. He joined Goldman Sachs & Co. in 1997 and was appointed Managing Director in 2004. Mr. Pontarelli currently serves on the board of directors of CVR Energy, Inc., CCS Inc., Energy Future Holdings Corp. and NextMedia Investors, LLC. He received a B.A. from Syracuse University and an M.B.A. from Harvard Business School.

Item 10. Directors, Executive Officers and Corporate Governance. (continued)	Knight Form 10-K

Kimberly A. Dang is Vice President, Investor Relations and Chief Financial Officer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. Mrs. Dang was elected Chief Financial Officer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in May 2005. She served as Treasurer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight from January 2004 to May 2005. She was elected Vice President, Investor Relations of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in July 2002. From November 2001 to July 2002, she served as Director, Investor Relations of Kinder Morgan Management, Kinder Morgan G.P., and Knight. She has also served as Chief Financial Officer of Knight Holdco LLC since May 2007. Mrs. Dang has received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

David D. Kinder is Vice President, Corporate Development and Treasurer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. Mr. Kinder was elected Treasurer of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in May 2005. He was elected Vice President, Corporate Development of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in October 2002. He served as manager of corporate development for Knight and Kinder Morgan G.P., Inc. from January 2000 to October 2002. He has also served as Treasurer of Knight Holdco LLC since May 2007. Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996. Mr. Kinder is the nephew of Richard D. Kinder.

Joseph Listengart is Vice President, General Counsel and Secretary of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. Mr. Listengart was elected Vice President, General Counsel and Secretary of Kinder Morgan Management upon its formation in February 2001. He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Knight in October 1999. Mr. Listengart was elected Secretary of Kinder Morgan G.P., Inc. in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998. He has also served as General Counsel and Secretary of Knight Holdco LLC since May 2007. Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

Scott E. Parker is Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. He was elected Vice President (President, Natural Gas Pipelines) of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight in May 2005. Mr. Parker served as President of NGPL, from March 2003 to May 2005. Mr. Parker served as Vice President, Business Development of NGPL from January 2001 to March 2003. He held various positions at NGPL from January 1984 to January 2001. Mr. Parker holds a Bachelor’s degree in accounting from Governors State University.

James E. Street is Vice President, Human Resources and Administration of Kinder Morgan Management, Kinder Morgan G.P., Inc. and Knight. Mr. Street was elected Vice President, Human Resources and Administration of Kinder Morgan Management upon its formation in February 2001. He was elected Vice President, Human Resources and Administration of Kinder Morgan G.P., Inc. and Knight in August 1999. Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

Corporate Governance

Subsequent to the Going Private transaction, Knight Midco Inc. is our sole common shareholder. As a result, Knight Midco Inc. elects all of our directors and our board of directors no longer has a nominating and governance committee.

Subsequent to the Going Private transaction, Mr. Shaper and Mr. Pontarelli comprise our audit committee as specified in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board has determined that C. Park Shaper is an “audit committee financial expert.” Mr. Shaper is also our President and is therefore not independent.

We make available free of charge within the “Investors” section of our Internet website, at www.kindermorgan.com, our code of business conduct and ethics (which applies to our senior financial and accounting officers and our chief executive officer, among others). Requests for copies may be directed to Investor Relations, Knight Inc., 500 Dallas Street, Suite 1000, Houston, Texas 77002 or telephone (713) 369-9490. We intend to disclose any amendments to our code of business conduct and ethics, and any waiver from a provision of that code granted to our executive officers or directors, that otherwise would be required to be disclosed on a Form 8-K, on our website within four business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Subsequent to the completion of the Going Private transaction, our common stock is no longer listed on any national securities exchange. As a result, our directors and executive officers and beneficial owners of more than 10% of our common stock are no longer subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934. Prior to the Going

Item 10. Directors, Executive Officers and Corporate Governance. (continued)	Knight Form 10-K

Private transaction, such persons were required to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons were required by SEC regulation to furnish us with copies of all Section 16(a) forms they filed. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2007.

Item 11. Executive Compensation.

Our executive officers also serve in the same capacities as executive officers of Kinder Morgan G.P., Inc., the general partner of Kinder Morgan Energy Partners, and of Kinder Morgan Management, the delegate of Kinder Morgan G.P., Inc. Certain of our executive officers also serve in the same capacities as officers of Knight Holdco LLC, our privately owned parent company. Except as identified otherwise, all information in this Item 11 with respect to compensation of executive officers describes the total compensation received by those persons in all capacities for services rendered to us and our affiliates, including Kinder Morgan Energy Partners, Kinder Morgan G.P., Inc., Kinder Morgan Management and Knight Holdco LLC. In this Item 11, “we,” “our” or “us” refers to Knight and, where appropriate, Kinder Morgan Energy Partners, Kinder Morgan G.P., Inc. and Kinder Morgan Management.

At times in this item 11, we refer to ourselves for the period prior to the Going Private transaction as KMI. Prior to the Going Private transaction, our board of directors had a compensation committee that complied with the requirements of the New York Stock Exchange. Following the Going Private transaction, our board no longer has a separately designated compensation committee. Mr. Richard D. Kinder as Chief Manager of Knight Holdco makes compensation decisions with respect to our executive officers.  References in this Item 11 to our “compensation committee” mean for the periods prior to the Going Private transaction, KMI’s then-existing compensation committee, and for the periods following the Going Private transaction, Mr. Kinder as Chief Manager of Knight Holdco.

The compensation committee of the board of directors of Kinder Morgan Management, which committee is composed of three independent directors, determines the compensation to be paid by Kinder Morgan Energy Partners to KMGP Services Company, Inc.’s employees and Kinder Morgan Management’s and Kinder Morgan G.P., Inc.’s executive officers. For further information regarding KMGP Services Company, Inc., see “Other” within Items 1 and 2 of this report. As described below, Kinder Morgan Management’s compensation committee is aware of the compensation paid to such officers by entities such as us and Knight Holdco LLC, but makes its compensation determinations at its sole discretion.

Compensation Discussion and Analysis

Program Objectives

We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of our portfolio of businesses. To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation tied to the “at risk” portions of the annual cash bonus.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives of growing the value of our portfolio of businesses. We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short- and long-term strategic, operational, and financial objectives. We also believe it should provide competitive total compensation opportunities at a reasonable cost. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees; consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

Currently, our executive compensation program is principally comprised of the following two elements: (i) base cash salary; and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation). It has been our philosophy to pay our executive officers a base salary not to exceed $200,000, which we believe is below annual base salaries for comparable positions in the marketplace. The cap for our executive officers’ base salaries has been raised to an annual amount not to exceed $300,000. No increases above $200,000 have been implemented at this time. If this increase was implemented, we believe the base salaries paid to our executive officers would continue to be below the industry average for similarly positioned executives. While not awarded by us, our compensation committee was aware of the units awarded by Knight Holdco LLC (as discussed more fully below) and took these awards into account as components of the total compensation received by our executive officers.

In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named below, collectively referred to in this Item 11 as our named executive officers, should be directly and materially tied to the financial performance of Kinder Morgan Energy Partners and us. Therefore, the majority of our named executive officers’

Item 11. Executive Compensation. (continued)	Knight Form 10-K

compensation is allocated to the “at risk” portion of our compensation program—the annual cash bonus. Accordingly, for 2007, our executive compensation was weighted toward the cash bonus, payable on the basis of achieving (i) an earnings before interest, taxes, depreciation, depletion and amortization (referred to as EBITDA) less capital spending target by us; and (ii) a cash distribution per common unit target by Kinder Morgan Energy Partners.

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

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements. Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for our executive officers to $1,000,000 of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1,000,000 limit. Since the bonuses paid to our executive officers are paid under our Annual Incentive Plan as a result of reaching designated financial targets established by our and Kinder Morgan Management’s compensation committees, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules. Though we are advised that limited partnership’s such as Kinder Morgan Energy Partners, and private companies, such as us, are not subject to section 162(m), we and Kinder Morgan Energy Partners have chosen to generally operate as if this code section does apply to us and Kinder Morgan Energy Partners as a measure of appropriate governance.

Prior to 2006, long-term equity awards comprised a third element of our executive compensation program. These awards primarily consisted of grants of restricted KMI stock and grants of non-qualified options to acquire shares of KMI common stock, both pursuant to the provisions of KMI’s Amended and Restated 1999 Stock Plan, referred to in this report as the KMI stock plan. Prior to 2003, we used both KMI stock options and restricted KMI stock as the principal components of long-term executive compensation, and beginning in 2003, we used grants of restricted stock exclusively as the principal component of long-term executive compensation. For each of the years ended December 31, 2006 and 2007, no restricted stock or options to purchase shares of KMI, Kinder Morgan Energy Partners or Kinder Morgan Management were granted to any of our named executive officers.

Additionally, in connection with the Going Private transaction, Knight Holdco LLC awarded members of our management Class A-1 and Class B units of Knight Holdco LLC. In accordance with SFAS No. 123R, Knight Holdco LLC is required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units. As a subsidiary of Knight Holdco LLC, we are, under accounting rules, allocated a portion of this compensation expense, although none of us or any of our subsidiaries have any obligation, nor do we expect, to pay any amounts in respect of such units. For more information concerning the Knight Holdco LLC units, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Transactions—Going Private Transaction”.

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

Unlike many companies, we have no executive perquisites, supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split dollar life insurance programs for our executive officers. Additionally, we do not have employment agreements (other than with our Chairman and Chief Executive Officer, Richard D. Kinder), special severance agreements or change of control agreements for our executive officers. Our executives are eligible for the same severance policy as our workforce, which caps severance payments to an amount equal to six months of salary. We have no executive company cars or executive car allowances nor do we offer or pay for financial planning services. Additionally, we do not own any corporate aircraft and we do not pay for executives to fly first class. We believe that we are currently below competitive levels for comparable companies in this area of our overall compensation package; however, we have no current plans to change our policy of not offering such executive benefits, perquisite programs or special executive severance arrangements.

At his request, Mr. Richard D. Kinder, our Chairman and Chief Executive Officer, receives $1 of base salary per year. Additionally, Mr. Kinder has requested that he receive no annual bonus, unit grants, or other compensation from us. Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with us. Each year Mr. Kinder reimburses us for his portion of health care premiums and parking expenses. Mr. Kinder was awarded Class B units by and in Knight Holdco LLC in connection with the Going Private

Item 11. Executive Compensation. (continued)	Knight Form 10-K

transaction, and while we are, under accounting rules, allocated compensation expense attributable to such Class B units, we have no obligation, nor do we expect, to pay any amounts in connection with the Class B units.

Elements of Compensation

As outlined above, our executive compensation program currently is principally comprised of the following two elements: (i) a base cash salary; and (ii) a possible annual cash bonus. With regard to our named executive officers other than our Chief Executive Officer, our compensation committee reviews and approves annually the financial goals and objectives of both us and Kinder Morgan Energy Partners that are relevant to the compensation of our named executive officers.

Information is solicited from relevant members of senior management regarding the performance of our named executive officers and determinations and recommendations are made at the regularly scheduled first quarter board meeting.

If any of our executive officers is also an executive officer of Kinder Morgan G.P., Inc. or Kinder Morgan Management, the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from us, Kinder Morgan Management, and Kinder Morgan G.P., Inc. that is to be allocated among them, or alternatively (ii) may be with respect to the compensation to be received by such executive officers from us, Kinder Morgan Management or Kinder Morgan G.P., Inc., as the case may be, in which case such compensation will not be allocated among us, on the one hand, and Kinder Morgan Management, our Kinder Morgan G.P., Inc. and us, on the other.

Base Salary

Base salary is paid in cash. For each of the years 2007 and 2006, all of our named executive officers, with the exception of our Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, were paid a base salary of $200,000 per year. Beginning in 2008, the base salary cap for our executive officers has been raised to an annual amount not to exceed $300,000. No increases above $200,000 have been implemented at this time. Generally, we believe that our executive officers’ base salaries are (and will continue to be following any implementation of the previously described increase) below base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

Our possible annual cash bonuses are provided for under our Annual Incentive Plan, which became effective January 18, 2005. The overall purpose of our Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in the continued success of Kinder Morgan Energy Partners and us by providing to them additional incentives through the possible payment of annual cash bonuses. Under the plan, annual cash bonuses may be paid to our executive officers and other employees depending on a variety of factors, including their individual performance, our financial performance, the financial performance of our subsidiaries (including Kinder Morgan Energy Partners), safety and environmental goals and regulatory compliance.

The plan is administered by our compensation committee.

All of our employees and the employees of our subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan. However, only eligible employees who are selected by our and Kinder Morgan Management’s compensation committees will actually participate in the plan and receive bonuses.

The plan consists of two components: the executive plan component and the non-executive plan component. Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman are eligible for the executive plan component; however, as stated elsewhere in this report, Mr. Richard D. Kinder, our Chairman and Chief Executive Officer, has elected to not participate under the plan. As of January 31, 2008, excluding Mr. Richard D. Kinder, eleven of our current officers were eligible to participate in the executive plan component. All other U.S. eligible employees were eligible for the non-executive plan component.

Following recommendations and determinations, our compensation committee establishes which of our eligible employees will be eligible to participate under the executive plan component of the plan. At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), performance objectives for that year are identified. The performance objectives are based on one or more of the criteria set forth in the plan. A bonus opportunity is established for each executive officer, which is the bonus the executive officer will earn if the performance objectives are fully satisfied. A minimum acceptable level of achievement of each performance objective may be set, below which no bonus is payable with respect to that objective. Additional levels may be set above the minimum (which may also be above the targeted performance objective), with a formula to determine the percentage of the bonus opportunity to be earned at each level of achievement

Item 11. Executive Compensation. (continued)	Knight Form 10-K

above the minimum. Performance at a level above the targeted performance objective may entitle the executive officer to earn a bonus in excess of 100% of the bonus opportunity. However, the maximum payout to any individual under the plan for any year is $2.0 million, and our compensation committee has the discretion to reduce the bonus amounts payable by us in any performance period.

Performance objectives may be based on one or more of the following criteria:

•	our EBITDA less capital spending, or the EBITDA less capital spending of one of our subsidiaries or business units;

•	our net income or the net income of one of our subsidiaries or business units;

•	our revenues or the revenues of one of our subsidiaries or business units;

•	our unit revenues minus unit variable costs or the unit revenues minus unit variable costs of one of our subsidiaries or business units;

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

•
our operations and maintenance expense or general and administrative expense, or the operations and maintenance expense or general and administrative expense of one of our subsidiaries or business units; or

•	our debt-equity ratios and key profitability ratios, or the debt-equity ratios and key profitability ratios of one of our subsidiaries or business units.

Two performance objectives were set for 2007 under both the executive plan component and the non-executive plan component. The 2007 performance objectives were $3.44 in cash distributions per common unit by Kinder Morgan Energy Partners, and $1,089.5 million of EBITDA less capital spending by us. These targets were the same as our and Kinder Morgan Energy Partners’ previously disclosed 2007 budget expectations. At the end of 2007 the extent to which the performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by our compensation committee was determined. In 2007, both we and Kinder Morgan Energy Partners exceeded our established targets.

The table below sets forth the bonus opportunities that could have been payable by us and Kinder Morgan Energy Partners to our executive officers if the performance objectives established for 2007 had been 100% achieved. The amount of the portion of the bonus actually paid by us to any executive officer under the plan may be reduced from the amount of any bonus opportunity open to such executive officer. Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive plan portion of the plan over the life of the plan. The compensation committee set bonus opportunities under the plan for 2007 for the executive officers at dollar amounts in excess of that which were expected to actually be paid under the plan. The actual payout amounts under the Non-Equity Incentive Plan Awards made in 2007 are set forth in the Summary Compensation Table in this report in the column entitled “Non-Equity Incentive Plan Compensation.”

Knight Annual Incentive
Plan Bonus Opportunities for 2007

Name and Principal Position	Dollar Value
Richard D. Kinder, Chairman and Chief Executive Officer	$-	[1]

Kimberly A. Dang, Vice President and Chief Financial Officer	1,000,000	[2]

Steven J. Kean, Executive Vice President and Chief Operating Officer	1,500,000	[3]

Scott E. Parker, Vice President (President, Natural Gas Pipelines)	1,500,000	[3]

C. Park Shaper, Director and President	1,500,000	[3]
__________

Item 11. Executive Compensation. (continued)	Knight Form 10-K

1   Declined to participate.
[2]
Under the plan, for 2007, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met, $500,000 in bonus opportunities would have been available; if both of the targets had been exceeded by 10%, $1,500,000 in bonus opportunities would have been available. Our compensation committee may reduce the award payable by us to any participant for any reason.

[3]
Under the plan, for 2007, if neither of the targets was met, no bonus opportunities would have been provided; if one of the targets was met, $750,000 in bonus opportunities would have been available; if both of the targets had been exceeded by 10%, $2,000,000 in bonus opportunities would have been available. Our compensation committee may reduce the award payable by us to any participant for any reason.

We may amend the plan from time to time without shareholder approval except as required to satisfy the Internal Revenue Code or any applicable securities exchange rules. Awards may be granted under the plan for calendar years 2008 through 2009, unless the plan is terminated earlier by us. However, the plan will remain in effect until payment has been completed with respect to all awards granted under the plan prior to its termination.

Other Compensation

Knight Inc. Savings Plan. The Knight Inc. Savings Plan is a defined contribution 401(k) plan. The plan permits all full-time employees of Knight and KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts. In addition to a mandatory contribution equal to 4% of base compensation per year for most plan participants, our general partner may make special discretionary contributions. Certain employees’ contributions are based on collective bargaining agreements. The mandatory contributions are made each pay period on behalf of each eligible employee. Participants may direct the investment of both their contributions and employer contributions into a variety of investments at the employee’s discretion. Plan assets are held and distributed pursuant to a trust agreement.

Employer contributions for employees vest on the second anniversary of the date of hire. Effective October 1, 2005, for new employees of our Terminals – KMP business segment, a tiered employer contribution schedule was implemented. This tiered schedule provides for employer contributions of 1% for service less than one year, 2% for service between one and two years, 3% for service between two and five years, and 4% for service of five years or more. All employer contributions for employees of our Terminals – KMP business segment hired after October 1, 2005 vest on the fifth anniversary of the date of hire (effective January 1, 2008, this five year anniversary date for Terminals – KMP employees was changed to three years to comply with changes in federal regulations).

At its July 2007 meeting, the compensation committee of our and Kinder Morgan Management’s boards of directors approved a special contribution of an additional 1% of base pay into the Savings Plan for each eligible employee. Each eligible employee will receive an additional 1% company contribution based on eligible base pay each pay period beginning with the first pay period of August 2007 and continuing through the last pay period of July 2008. The additional 1% contribution does not change or otherwise impact, the annual 4% contribution that eligible employees currently receive. It may be converted to any other Savings Plan investment fund at any time and it will vest according to the same vesting schedule described in the preceding paragraph. Since this additional 1% company contribution is discretionary, our and Kinder Morgan Management’s compensation committee approvals will be required annually for each additional contribution. During the first quarter of 2008, excluding our portion of the 1% additional contribution described above, we will not make any additional discretionary contributions to individual accounts for 2007.

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

Knight Inc. Cash Balance Retirement Plan. Employees of ours and KMGP Services Company, Inc., including our named executive officers, are also eligible to participate in a Cash Balance Retirement Plan. Certain employees continue to accrue benefits through a career-pay formula, “grandfathered” according to age and years of service on December 31, 2000, or collective bargaining arrangements. All other employees accrue benefits through a personal retirement account in the Cash Balance Retirement Plan. Under the plan, we make contributions on behalf of participating employees equal to 3% of eligible compensation every pay period. Interest is credited to the personal retirement accounts at the 30-year U.S. Treasury bond rate, or an approved substitute, in effect each year. Employees become fully vested in the plan after five years, and they may take a lump sum distribution upon termination of employment or retirement.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2007, under the provisions of the Cash Balance Retirement Plan. With respect to our named

Item 11. Executive Compensation. (continued)	Knight Form 10-K

executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age sixty-five. These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit[1]	Contributions During 2007
Richard D. Kinder	Cash Balance	7	$-	$-
Kimberly A. Dang	Cash Balance	6	31,408	7,294
Steven J. Kean	Cash Balance	6	41,724	7,767
Scott E. Parker	Cash Balance	9	71,515	9,130
C. Park Shaper	Cash Balance	7	51,079	8,194
__________
[1]
The present values in the Pension Benefits table are based on certain assumptions-including a 5.75% discount rate, RP 2000 mortality (post-retirement only), 5% cash balance interest crediting rate, and lump sums calculated using a 5% interest rate and IRS mortality. We assumed benefits would commence at normal retirement date or unreduced retirement date, if earlier. No death or turnover was assumed prior to retirement date.

Other Potential Post-Employment Benefits. On October 7, 1999, Mr. Richard D. Kinder entered into an employment agreement with us pursuant to which he agreed to serve as our Chairman and Chief Executive Officer. His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th. Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in our and Kinder Morgan Energy Partners’ long term viability. Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from us. Mr. Kinder was awarded Class B units by and in Knight Holdco LLC in connection with the Going Private transaction, and while we, as a subsidiary of Knight Holdco LLC, are allocated compensation expense attributable to such Class B units, we have no obligation, nor do we expect, to pay any amounts in connection with the Class B units.

We believe that Mr. Kinder’s employment agreement contains provisions that are beneficial to us and our subsidiaries and accordingly, Mr. Kinder’s employment agreement is extended annually at the request of our and Kinder Morgan Management’s board of directors. For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with us or any of our subsidiaries, while he is employed by us and for 12 months following the termination of his employment with us. The agreement contains provisions that address termination with and without cause, termination as a result of change in duties or disability, and death. At his current compensation level, the maximum amount that would be paid to Mr. Kinder or his estate in the event of his termination is three times $750,000, or $2.25 million. This payment would be made if Mr. Kinder were terminated by us without cause or if Mr. Kinder terminated his employment with us as a result of a change in duties (as defined in the employment agreement). There are no employment agreements or change-in-control arrangements with any of our other executive officers.

Mr. Scott E. Parker elected to not participate in the Going Private transaction. As a result, we offered Mr. Parker a retention agreement. The agreement was effective May 30, 2007, and lasts for three years. Mr. Parker is eligible for quarterly cash payments of $65,000, a one-time relocation payment of $100,000, and the right to participate in both the annual incentive plan and employee benefit plans. Under the terms of the agreement, Mr. Parker will also receive payments of $500,000 on May 30, 2008, $500,000 on May 30, 2009, and $2,000,000 on May 30, 2010, respectively, provided he is an active employee on each respective date. The agreement also contains confidential information, non-solicitation of employees and non-compete provisions.

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to (i) our principal executive officer; (ii) our principal financial officer; and (iii) our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year end 2007 (collectively referred to as the “named executive officers”) for services rendered to us, our subsidiaries or our affiliates, including Kinder Morgan Energy Partners and Knight Holdco LLC (collectively referred to as the “Knight affiliated entities”), during fiscal years 2007 and 2006. The amounts in the columns below, except the column entitled “Unit Awards by Knight Holdco LLC”, represent the total compensation paid or awarded to the named executive officers by all the Knight affiliated entities, and as a result the amounts are in excess of the compensation expense allocated to and recognized by us for services rendered to us. The amounts in the column entitled “Unit Awards by Knight Holdco LLC” consist of compensation expense calculated in accordance with SFAS No. 123R and allocated to Knight Inc. (excluding any corresponding compensation expense allocated to Kinder Morgan Energy Partners and consolidated into Knight Inc.) for the Knight Holdco LLC Class A-1 and Class B units awarded by Knight Holdco LLC to the named executive officers. As a subsidiary of Knight Holdco LLC, we are allocated a portion of the compensation expense recognized by

Item 11. Executive Compensation. (continued)	Knight Form 10-K

Knight Holdco LLC with respect to such units, although none of us or any of our subsidiaries have any obligation, nor do we expect, to pay any amounts in respect of such units and none of the named executive officers has received any payments in respect of such units.

				(1)	(2)	(3)	(4)	(5)	(6)
Name and Principal Position	Year	Salary	Bonus	Stock Awards by KMI	Option Awards by KMI	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Unit Awards by Knight Holdco LLC	Total
Richard D. Kinder	2007	$1	$-	$-	$-	$-	$-	$-	$385,200	$385,201
Director, Chairman and	2006	1	-	-	-	-	-	-	-	1
Chief Executive Officer

Kimberly A. Dang	2007	200,000	-	338,095	-	400,000	7,294	32,253	27,980	1,005,622
Vice President and	2006	200,000	-	139,296	37,023	270,000	6,968	46,253	-	699,540
Chief Financial Officer

Steven J. Kean	2007	200,000	-	4,397,080	-	1,100,000	7,767	147,130	111,820	5,963,797
Executive Vice President	2006	200,000	-	1,591,192	147,943	-	7,422	284,919	-	2,231,476
And
Chief Operating Officer

Scott E. Parker	2007	200,000	-	2,340,080	-	1,100,000	9,130	307,688	-	3,956,898
Vice President (President,	2006	200,000	350,000	881,317	29,490	500,000	8,735	164,630	-	2,134,172
Natural Gas Pipelines)

C. Park Shaper	2007	200,000	-	1,950,300	-	1,200,000	8,194	155,953	176,660	3,691,107
Director and President	2006	200,000	-	1,134,283	24,952	-	7,835	348,542	-	1,715,612

____________
[1]
Consists of expense calculated in accordance with SFAS No. 123R attributable to restricted KMI stock awarded in 2003, 2004 and 2005 according to the provisions of the KMI Stock Plan. No restricted stock was awarded in 2007 or 2006. For grants of restricted stock, we take the value of the award at time of grant and accrue the expense over the vesting period according to SFAS No. 123R. For grants made July 16, 2003—KMI closing price was $53.80, twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. For grants made July 20, 2004—KMI closing price was $60.79, fifty percent of the shares vest on the third anniversary after the date of grant and the remaining fifty percent of the shares vest on the fifth anniversary after the date of grant. For grants made July 20, 2005—KMI closing price was $89.48, twenty-five percent of the shares in each grant vest on the third anniversary after the date of grant and the remaining seventy-five percent of the shares in each grant vest on the fifth anniversary after the date of grant. As a result of the Going Private transaction, all outstanding restricted shares vested in 2007 and therefore all remaining compensation expense with respect to restricted stock was recognized in 2007 in accordance with SFAS No. 123R. We bore all of the costs associated with this acceleration.

[2]
Consists of expense calculated in accordance with SFAS No. 123R attributable to options to purchase KMI shares awarded in 2002 and 2003 according to the provisions of the KMI Stock Plan. No options were granted in 2007 or 2006. For options granted in 2002—volatility of 0.3912 using a 6 year term, 4.01% five year risk free interest rate return, and a 0.71% expected annual dividend rate. For options granted in 2003—volatility of 0.3853 using a 6.25 year term, 3.37% treasury strip quote at time of grant, and a 2.973% expected annual dividend rate. As a result of the Going Private transaction, all outstanding options vested in 2007 and therefore all remaining compensation expense with respect to options was recognized in 2007 in accordance with SFAS No. 123R. As a condition to their being permitted to participate in the Going Private transaction, Messrs. Kean and Shaper agreed to the cancellation of 10,467 and 22,031 options, respectively. These cancelled options had weighted average exercise prices of $39.12 and $24.75 per share, respectively. We bore all of the costs associated with this acceleration.

[3]
Represents amounts paid according to the provisions of our Annual Incentive Plan. In the case of Mr. Parker, for the year 2006, an additional $350,000 was paid outside of the plan, as reflected in the Bonus column. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year. Messrs. Kean and Shaper refused to accept a bonus for 2006. The committee agreed that this was not a reflection of performance on either person.

[4]
Represents the 2007 and 2006, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of our Cash Balance Retirement Plan.

[5]
Amounts represent value of contributions to our Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, taxable parking subsidy and dividends paid on unvested restricted stock awards. Amounts each year include $10,000 representing the value of contributions to our Savings Plan. Amounts representing the value of dividends paid on unvested restricted stock awards are as follows: for 2007—Mrs. Dang $21,875; Mr. Kean $136,500; Mr. Parker $77,000; and Mr. Shaper $144,375; for 2006—Mrs. Dang $35,875; Mr. Kean $273,000; Mr. Parker $154,000; and Mr. Shaper $336,875. Mr. Parker’s 2007 amount also includes amounts for imputed income for company provided cell phone, a $100,000 relocation allowance, and a $130,000 payment consistent with Mr. Parker’s retention agreement.

[6]
Such amounts represent the amount of the non-cash compensation expense calculated in accordance with SFAS No. 123R attributable to the Class A-1 and Class B units of Knight Holdco LLC and allocated to us for financial reporting purposes but does not include any such expense allocated to any of its other subsidiaries. None of the named executive officers has received any payments in connection with such units, and none of us or our subsidiaries are obligated, nor do we expect, to

Item 11. Executive Compensation. (continued)	Knight Form 10-K

pay any amounts in respect of such units. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Transactions—Going Private Transaction” for further discussion of these units.

KMI Stock Options and Restricted Stock

Effective with the completion of the Going Private transaction on May 30, 2007, all of KMI’s equity compensation awards (including awards held by our named executive officers) were subject to the following treatment:

•
each option or other award to purchase shares of KMI common stock granted under any Kinder Morgan employee or director equity plan, whether vested or unvested, that was outstanding immediately prior to the effective time of the buyout, vested as of the effective time of the buyout, and was cancelled and converted into the right to receive a cash payment equal to the number of shares of KMI common stock underlying such options multiplied by the amount (if any) by which the $107.50 per share merger consideration issued in the Going Private transaction exceeded the option exercise price, without interest and less any applicable withholding tax; and

•
each share of restricted stock or restricted stock unit under any Kinder Morgan stock plan or benefit plan vested as of the effective time of the buyout and was cancelled and converted into the right to receive a cash payment equal to the number of outstanding shares of restricted stock or restricted stock units, multiplied by the $107.50 per share merger consideration, without interest and less any applicable withholding tax.

The following table sets forth, for each of our named executive officers (i) the number of KMI stock options (all of which were vested) held by such persons; (ii) the cash value realized with respect to such stock options upon consummation of the Going Private transaction; (iii) the number of shares of restricted KMI stock held by such persons; and (iv) the aggregate cash value realized with respect to such shares of restricted stock upon consummation of the Going Private transaction. A portion of the consideration received by the named executive officers with respect to their options to acquire shares of KMI common stock and their restricted shares of KMI common stock was reinvested in exchange for ownership interests in Knight Holdco LLC, and certain executive officers, as a condition to their being permitted to participate as investors in Knight Holdco LLC, agreed to the cancellation of certain of their options prior to the Going Private transaction. At the time of the Going Private transaction, all stock awards programs and plans that related to KMI stock were terminated and no awards have been granted since the Going Private transaction and no awards are outstanding under any such terminated programs and plans.

	Option Awards		Stock Awards
Name	Stock Options	Value Realized[1]	Shares of Restricted Stock	Value Realized[2]
Richard D. Kinder	-	$-	-	$-
Kimberly A. Dang	24,750	1,443,178	8,000	860,000
Steven J. Kean[3]	25,533	1,375,772	78,000	8,385,000
Scott E. Parker	10,000	537,000	44,000	4,730,000
C. Park Shaper[4]	197,969	12,529,810	82,500	8,868,750
__________
[1]	Calculated based on the actual exercise prices underlying the related options, as opposed to the weighted average exercise price per share of options.
[2]	Calculated as $107.50 multiplied by the number of shares of restricted stock.
[3]
Mr. Kean, as a condition to his being permitted to participate as an investor in Knight, agreed to the cancellation of 10,467 of his options shown above, with a weighted average exercise price of $39.12 per share, prior to the Going Private transaction.

[4]
Mr. Shaper, as a condition to his being permitted to participate as an investor in Knight, agreed to the cancellation of 22,031 of his options shown above, with a weighted average exercise price of $24.75 per share, prior to the Going Private transaction.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2007 to our named executive officers, as well as awards of Knight Holdco LLC units received in 2007 by each named executive officer. The table includes the Knight Holdco LLC Class A-1 and Class B units awarded by Knight Holdco LLC to the named executive officers. As a subsidiary of Knight Holdco LLC, we are allocated a portion of the compensation expense recognized by Knight Holdco LLC with respect to such units, although none of us or any of our subsidiaries have any obligation, nor do we expect, to pay any amounts in respect of such units. The table includes awards made during or for 2007. The information in the table under the caption “Estimated Possible Payments Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under the Knight Annual Incentive Plan for performance in 2007. Amounts actually paid under that plan for 2007 are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” There will not be any additional payouts

Item 11. Executive Compensation. (continued)	Knight Form 10-K

under the Annual Incentive Plan for 2007.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[1]			All other stock awards[2]	Grant date
Name	Grant date	Threshold	Target	Maximum	Number of units	fair value of stock awards[3]
Richard D. Kinder	May 30, 2007	$-	$-	$-	791,405,452	$9,200,000

Kimberly A. Dang	January 17, 2007	$500,000	$1,000,000	$1,500,000
	May 30, 2007				49,893,032	672,409

Steven J. Kean	January 17, 2007	750,000	1,500,000	2,000,000
	May 30, 2007				162,114,878	2,708,095

Scott E. Parker	January 17, 2007	500,000	1,500,000	2,000,000

C. Park Shaper	January 17, 2007	750,000	1,500,000	2,000,000
	May 30, 2007				225,436,274	4,296,125
_____________
[1]
Represents grants under the Knight Annual Incentive Plan for performance in 2007. See “Elements of Compensation—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” for a discussion of these awards.

[2]
Represents the sum of the number of Class A-1 units and the number of Class B units of Knight Holdco LLC awarded to the named executive officers in connection with the Going Private transaction. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Transactions—Going Private Transaction” for detail regarding these awards.

[3]
Amounts represent the fair value calculated in accordance with SFAS No. 123R attributable to Class A-1 and Class B units of Knight Holdco LLC awarded by Knight Holdco LLC to the named executive officers in connection with the Going Private transaction. None of the named executive officers has received any payments in connection with such units, and none of us or our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such units. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Transactions—Going Private Transaction” for further discussion of these units.

Outstanding Equity Awards at Fiscal Year-End

The only unvested equity awards outstanding at the end of fiscal 2007 were the Class B units of Knight Holdco LLC awarded by Knight Holdco LLC to the named executive officers. As a subsidiary of Knight Holdco LLC, we are allocated a portion of the compensation expense recognized by Knight Holdco LLC with respect to such units, although none of us or any of our subsidiaries have any obligation, nor do we expect, to pay any amounts in respect of such units.

	Stock awards
Name	Type of units	Number of units that have not vested	Market value of units of stock that have not vested[1]
Richard D. Kinder	Class B units	791,405,452	N/A
Kimberly A. Dang	Class B units	49,462,841	N/A
Steven J. Kean	Class B units	158,281,090	N/A
C. Park Shaper	Class B units	217,636,499	N/A
__________
[1]
Because the Class B units are equity interests of Knight Holdco LLC, a private limited liability company, the market value of such interests is not readily determinable. None of the named executive officers has received any payments in connection with such units, and none of us or our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such units. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Transactions—Going Private Transaction” for further discussion of these units.

Director Compensation

Compensation Committee Interlocks and Insider Participation. Prior to the Going Private transaction, our compensation committee consisted of Messrs. Ted A. Gardner, William J. Hybl, Edward Randall, III, James M. Stanford, and H. A. True, III. Subsequent to the Going Private transaction, our board has no separate compensation committee. Mr. Richard D. Kinder as Chief Manager of Knight Holdco makes compensation decisions with respect to our executive officers. None of the members of our former compensation committee is or has been one of our officers or employees, none of our executive officers served during 2007 on a board of directors of another entity which has employed any of the members of the former compensation committee or the members of our current board.

Item 11. Executive Compensation. (continued)	Knight Form 10-K

Directors Fees. Prior to the Going Private transaction, directors who were not also our employees participated in our Non-Employee Directors Stock Awards Plan, which was established in January 2005 and approved by our stockholders at our annual meeting of stockholders on May 10, 2005, and which terminated at the time of the Going Private transaction. Subsequent to the Going Private transaction, none of our directors receive compensation in their capacity as directors.

All directors are reimbursed for reasonable travel and other expenses incurred in attending all board and/or committee meetings.

The following table discloses the compensation earned by each of our non-employee directors for Board service during 2007. With the exception of Mr. Pontarelli, all of our non-employee directors resigned effective upon the consummation of the Going Private transaction; therefore, all compensation set forth below is for Board service prior to the consummation of the Going Private transaction.

Non-Employee Director Compensation for Fiscal Year 2007

		(1)	(1)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Edward H. Austin	$82,506	-	-	$-	$82,506
Charles W. Battey	82,506	-	-	-	82,506
Stewart A. Bliss	95,010	-	-	-	95,010
Ted A. Gardner	85,008	-	-	-	85,008
William J. Hybl	80,004	-	-	-	80,004
Michael C. Morgan	80,004	-	-	-	80,004
Kenneth A. Pontarelli	–	-	-	-	-
Edward Randall, III	80,004	-	-	-	80,004
James M. Stanford	80,004	-	-	-	80,004
Fayez Sarofim	80,004	-	-	-	80,004
H. A. True, III	80,004	-	-	-	80,004
Douglas W.G. Whitehead	82,506	-	-	-	82,506
__________
[1]
Prior to 2007 all stock and option awards to the directors had vested; consequently, we incurred no expense calculated in accordance with SFAS No. 123R in 2007 in respect of any such stock and/or option awards, including as a result of the closing of the Going Private transaction.

Compensation Committee Report

Because our board of directors no longer has a separate compensation committee subsequent to the Going Private transaction, our board of directors has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2007 with management. Based on this review and discussion, the board has concluded that this Compensation Discussion and Analysis should be included in this annual report on Form 10-K for the fiscal year 2007.

Board of Directors:
Richard D. Kinder
C. Park Shaper
Kenneth A. Pontarelli

Knight Form 10-K

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Knight Midco Inc., an indirect wholly owned subsidiary of Knight Holdco LLC, owns 100% of our outstanding common stock. The following table sets forth information as of January 31, 2008, regarding the beneficial ownership of Kinder Morgan Energy Partners’ common units and Kinder Morgan Management’s shares by all of our directors, each of the named executive officers identified in Item 11 “Executive Compensation” and by all of our directors and executive officers as a group. For information regarding the beneficial ownership of Knight Holdco LLC’s units by our executive officers and directors, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Transactions—Going Private Transaction.”

Amount and Nature of Beneficial Ownership1

	Kinder Morgan Energy Partners Common Units		Kinder Morgan Management Shares
	Number of Units[2]	Percent of Class	Number of Shares	Percent of Class
Richard D. Kinder[4]	315,979	*	84,663	*
C. Park Shaper	4,000	*	23,793	*
Kenneth A. Pontarelli	-	-	-	-
Steven J. Kean	-	-	-	-
Scott E. Parker	-	-	-	-
Kimberly A. Dang	121	*	440	*
Directors and Executive Officers as a group (9 persons)[5]	336,484	*	128,335	*
___________
* Less than 1%.

[1]	Except as noted otherwise, each individual has sole voting power and sole disposition power over the units and shares listed.
[2]	As of January 31, 2008, Kinder Morgan Energy Partners had 170,224,734 common units issued and outstanding.
[3]
As of January 31, 2008, Kinder Morgan Management had 72,432,482 issued and outstanding shares representing limited liability company interests, including two voting shares owned by Kinder Morgan G.P., Inc.

[4]	Includes 7,879 common units owned by Mr. Kinder’s spouse. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these units.
[5]
Includes 9,090 common units owned by spouses of our executives and includes 671 Kinder Morgan Management shares purchased by one of our executives for his children. The executives disclaim any beneficial ownership in such common units and shares.

Equity Compensation Plan Information

Following the completion of the Going Private transaction, we have no compensation plans under which our equity securities may be issued, and there are no outstanding awards under any previous equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Going Private Transaction

On May 30, 2007, we completed the Going Private transaction, whereby pursuant to a merger agreement, generally each share of our common stock was converted into the right to receive $107.50 in cash without interest. At times in this item 13, we refer to ourselves for the period prior to the Going Private transaction as KMI. See Item 11. “Executive Compensation—KMI Stock Options and Restricted Stock” for a discussion of the disposition of options to purchase KMI common stock and shares of restricted KMI stock in the Going Private transaction. For further information regarding this transaction, see “(a) General Development of Business” within Items 1 and 2 of this report, and Notes 1(A) and 1(B) of the accompanying Notes to Consolidated Financial Statements.

In connection with the Going Private transaction, some of our executive officers became investors in Knight Holdco LLC, our parent company. Each of the investors in Knight Holdco LLC entered into an amended and restated limited liability company agreement of Knight Holdco LLC which governs the rights and obligations of the investors with respect to Knight Holdco LLC and us. Pursuant to the limited liability company agreement, Knight Holdco LLC is a “manager managed” limited liability company governed by an 11 member board of managers and initially by a “chief manager.” Mr. Richard D. Kinder, our Chairman and Chief Executive Officer, is Knight Holdco LLC’s initial chief manager. Mr. Kinder is also a member of the

Item 13. Certain Relationships and Related Transactions, and Director Independence. (continued)	Knight Form 10-K

board of managers and has the right to appoint an additional four members of the board of managers. The chief manager has control over most of the operations of Knight Holdco LLC, subject to rights of the board of managers (and in some cases, the members of Knight Holdco LLC, acting in their capacity as such) to approve significant actions proposed. to be taken by Knight Holdco LLC or its subsidiaries (generally other than Kinder Morgan Energy Partners, Kinder Morgan Management and their respective subsidiaries), including, among other things, liquidations, issuances of equity securities, distributions (other than identified tax related distributions), transactions with affiliates, settlement of litigation or entry into agreements with a value in excess of $50 million, entry into new lines of business and approval of the annual budget. Additionally, the members of Knight Holdco LLC (and in some cases, just certain members) have the ability to compel restructuring and liquidity events, including an initial public offering of Knight Holdco LLC or any of its subsidiaries or businesses, a sale or disposition of Knight Holdco LLC or any of its material subsidiaries or its businesses, or distributions of excess cash to the members of Knight Holdco LLC, although in some cases such actions may only be so compelled after specified time periods. Mr. Kinder will be the chief manager of Knight Holdco LLC until:

•	he retires, dies or becomes unable to serve due to disability,

•	such time as he is removed by the members of Knight Holdco LLC for cause or for the failure to meet performance targets for Knight Holdco LLC set forth in the business plan, or

•	such time as he ceases to own at least 2.5% of the Class A units of Knight Holdco LLC.

Following such time as Mr. Kinder ceases to be the chief manager of Knight Holdco LLC as set forth above, except in circumstances related to the termination of Mr. Kinder for cause, the existence of performance reasons or Mr. Kinder’s failure to own the requisite percentage of Class A units of Knight Holdco LLC, C. Park Shaper, our President and one of our directors, provided he remains an executive officer of Knight Holdco LLC or us at such time, will succeed Mr. Kinder as the chief manager of Knight Holdco LLC, with the same rights and authority (other than the rights and authority given to Mr. Kinder personally), until such time as:

•	he retires, dies or becomes unable to serve as a result of disability,

•	he is removed for cause,

•	Knight Holdco LLC fails to meet performance targets set forth in the business plan, and the members of Knight Holdco LLC either decide to remove him or to strip him of the powers of chief manager,

•	Mr. Kinder or his heirs or representatives has approved the board of managers’ decision to remove him,

•	Mr. Kinder ceases to own at least 2.5% of the Class A units of Knight Holdco LLC, or

•	upon the occurrence of other circumstances relating to the reasons for Mr. Kinder ceasing to be chief manager and/or Knight Holdco LLC’s performance.

Following such time as there is no chief manager, the board of managers will have control of the day to day operations of Knight Holdco LLC, subject to the rights of the members of Knight Holdco LLC to approve significant actions as described above.

Upon such time as Mr. Kinder is no longer chief manager of Knight Holdco LLC for any reason other than cause, he shall cease to have the right to designate two of his four members of the board of managers. The other two of such four managers will instead be elected by a majority of the Class A units held by current and former directors, officers and other members of our management (other than Mr. Kinder) so long as they continue to hold more than 50% of their initial stake in the Class A units. Except following his removal for cause, Mr. Kinder shall be entitled to appoint himself as a manager with one of his remaining two seats. In the event Mr. Kinder is removed for cause, he shall only be entitled to appoint one manager (which shall not be himself personally) and the seat of the other manager that Mr. Kinder would have been entitled to designate will be filled by an independent manager elected by the board of managers as a whole.

Generally, Knight Holdco LLC has three classes of units—Class A units, Class A-1 units, and Class B units. The Class A units were issued to investors, including members of senior management who directly or indirectly reinvested all or a portion of their KMI equity and/or cash, in respect of their capital contributions to Knight Holdco LLC. Generally, the holders of Class A units will share ratably in all distributions, subject to amounts allocated to the Class A-1 units and the Class B units as set forth below.

The Class B units were awarded by Knight Holdco LLC to members of our management in consideration of their services to or for the benefit of Knight Holdco LLC. The Class B units represent interests in the profits of Knight Holdco LLC following

Item 13. Certain Relationships and Related Transactions, and Director Independence. (continued)	Knight Form 10-K

the return of capital for the holders of Class A units and the achievement of predetermined performance targets over time. The Class B units will performance vest in increments of 5% of profits distributions up to a maximum of 20% of all profits distributions that would otherwise be payable with respect to the Class A units and Class A-1 units, based on the achievement of predetermined performance targets. The Class B units are subject to time based vesting, and with respect to any holder thereof, will vest 33⅓% on each of the 3rd, 4th and 5th year anniversary of the issuance of such Class B units to such holder. The amended and restated limited liability company agreement also includes provisions with respect to forfeiture of Class B units upon termination for cause, Knight Holdco LLC’s call rights upon termination and other related provisions relating to an employee’s tenure. The allocation of the Class B units among our management was determined prior to closing by Mr. Kinder, and approved by other, non-management investors.

The Class A-1 units were awarded by Knight Holdco LLC to members of our management (other than Mr. Richard D. Kinder) who reinvested their equity interests in Knight Holdco LLC in connection with the Going Private transaction in consideration of their services to or for the benefit of Knight Holdco LLC. Class A-1 units entitle a holder thereof to receive distributions from Knight Holdco LLC in an amount equal to distributions paid on Class A units (other than distributions on the Class A units that represent a return of the capital contributed in respect of such Class A units), but only after the Class A units have received aggregate distributions in an amount equal to the amount of capital contributed in respect of the Class A units.

The table below sets forth the beneficial ownership (as defined in Rule 13(d)(3) of the Exchange Act) of Knight Holdco LLC’s units by each of our directors (including directors who resigned effective with the closing of the Going Private transaction) and executive officers, detailing the contributions made by each in respect of their Class A units and the grant date fair value, as calculated in accordance with SFAS No. 123R, of the Class A-1 and Class B units received by each. In accordance with SFAS No. 123R, Knight Holdco LLC is required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units. As a subsidiary of Knight Holdco LLC, we are allocated a portion of this compensation expense, although none of us or any of our subsidiaries have any obligation, nor do we expect, to pay any amounts in respect of such units. Please see Item 11. “Executive Compensation” for disclosure regarding the Class A-1 and Class B units received by each of the named executive officers and the expense as calculated in accordance with SFAS No. 123R and allocated to us for 2007 in respect of each officer’s units. Except as noted otherwise, each individual has sole voting power and sole disposition power over the units listed.

	Class A Units	% of Class A Units[1]	Class A-1 Units	% of Class A-1 Units[2]	Class B Units	% of Class B Units[3]
Current Directors and Executive Officers:
Richard D. Kinder[4]	2,424,000,000	30.6	–	–	791,405,452	40.0
C. Park Shaper[5]	13,598,785	*	7,799,775	28.3	217,636,499	11.0
Steven J. Kean[6]	6,684,149	*	3,833,788	13.9	158,281,090	8.0
Kimberly A. Dang[7]	750,032	*	430,191	1.6	49,462,841	2.5
David D. Kinder[8]	1,075,981	*	617,144	2.2	55,398,382	2.8
Joseph Listengart[9]	6,059,449	*	3,475,483	12.6	79,140,545	4.0
Scott E. Parker	–	–	–	–	–	–
James E. Street[10]	3,813,005	*	2,187,003	7.9	49,462,841	2.5
Kenneth A. Pontarelli[11]	957,082,454	12.1	–	–	–	–
Executive officers and directors as a group (9 persons)	3,413,063,855	43.1	18,343,384	66.5	1,400,787,650	70.8
Former Directors:
Fayez Sarofim[12]	349,018,612	4.4	-	-	-	-
Michael C. Morgan[13]	64,500,000	*	-	-	-	-
___________
*	Less than 1%.

[1]	As of January 31, 2008, Knight Holdco LLC had 7,914,367,913 Class A Units issued and outstanding.
[2]
As of January 31, 2008, Knight Holdco LLC had 27,225,694 Class A-1 Units issued and outstanding and 345,042 phantom Class A-1 Units issued and outstanding. The phantom Class A-1 Units were issued to Canadian management employees.

[3]
As of January 31, 2008, Knight Holdco LLC had 1,922,620,621 Class B Units issued and outstanding and 55,893,008 phantom Class B Units issued and outstanding. The phantom Class B Units were issued to Canadian management employees.

[4]
Includes 522,372 Class A units owned by Mr. Kinder’s wife. Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class A units held by his wife. Also includes 263,801,817 Class B Units that Mr. Kinder transferred to a limited partnership. Mr. Kinder may be deemed to be the beneficial owner of these transferred Class B Units, because Mr. Kinder controls the voting and disposition power of these Class B Units, but he disclaims ninety-nine percent of any beneficial and pecuniary interest in them. Mr. Kinder contributed 23,994,827 shares of KMI common stock and his wife contributed 5,173 shares of KMI common stock to Knight Holdco LLC that were valued for purposes of Knight Holdco

Item 13. Certain Relationships and Related Transactions, and Director Independence. (continued)	Knight Form 10-K

LLC’s limited liability agreement at $2,423,477,628 and $522,372, respectively, in exchange for their respective Class A units. The Class B units received by Mr. Kinder had a grant date fair value as calculated in accordance with SFAS No. 123R of $9,200,000.

[5]
Includes 217,636,499 Class B Units that Mr. Shaper transferred to a limited partnership. Mr. Shaper may be deemed to be the beneficial owner of these transferred Class B Units, because Mr. Shaper controls the voting and disposition power of these Class B Units, but he disclaims approximately twenty-two percent of any beneficial and pecuniary interest in them. Mr. Shaper made a cash investment of $13,598,785 of his after-tax proceeds from the conversion in the Going Private transaction of 82,500 shares of KMI restricted stock and options to acquire 197,969 shares of KMI common stock in exchange for his Class A units. The Class A-1 units and Class B units received by Mr. Shaper had an aggregate grant date fair value as calculated in accordance with SFAS No. 123R of $4,296,125.

[6]
Mr. Kean made a cash investment of $6,684,149 of his after-tax proceeds from the conversion in the Going Private transaction of 78,000 shares of KMI restricted stock and options to acquire 25,533 shares of KMI common stock in exchange for his Class A units. The Class A-1 units and Class B units received by Mr. Kean had an aggregate grant date fair value as calculated in accordance with SFAS No. 123R of $2,708,095.

[7]
Includes 49,462,841 Class B Units that Ms. Dang transferred to a limited partnership. Ms. Dang may be deemed to be the beneficial owner of these transferred Class B Units, because Ms. Dang has voting and disposition power of these Class B Units, but she disclaims ten percent of any beneficial and pecuniary interest in them. Ms. Dang made a cash investment of $750,032 of her after-tax proceeds from the conversion in the Going Private transaction of 8,000 shares of KMI restricted stock and options to acquire 24,750 shares of KMI common stock in exchange for her Class A units. The Class A-1 units and Class B units received by Ms. Dang had an aggregate grant date fair value as calculated in accordance with SFAS No. 123R of $672,409.

[8]
Includes 55,398,382 Class B Units that Mr. Kinder transferred to a limited partnership. Mr. Kinder may be deemed to be the beneficial owner of these transferred Class B Units, because Mr. Kinder controls the voting and disposition power of these Class B Units, but he disclaims eight percent of any beneficial and pecuniary interest in them. Mr. Kinder made a cash investment of $1,075,981 of his after-tax proceeds from the conversion in the Going Private transaction of 15,750 shares of KMI restricted stock in exchange for his Class A units. The Class A-1 units and Class B units received by Mr. Kinder had an aggregate grant date fair value as calculated in accordance with SFAS No. 123R of $783,742.

[9]
Mr. Listengart made a cash investment of $6,059,449 of his after-tax proceeds from the conversion in the Going Private transaction of 52,500 shares of KMI restricted stock and options to acquire 48,459 shares of KMI common stock in exchange for his Class A units. The Class A-1 units and Class B units received by Mr. Listengart had an aggregate grant date fair value as calculated in accordance with SFAS No. 123R of $1,706,963.

[10]
Includes 49,462,841 Class B units Mr. Street transferred to a limited partnership. Mr. Street may be deemed to be the beneficial owner of these transferred Class B units, because Mr. Street has voting and disposition power of these Class B units, but he disclaims twenty-five percent of any beneficial or pecuniary interest in them. Mr. Street made a cash investment of $3,813,005 of his after-tax proceeds from the conversion in the Going Private transaction of 30,000 shares of KMI restricted stock and options to acquire 34,588 shares of KMI common stock in exchange for his Class A units. The Class A-1 units and Class B units received by Mr. Street had an aggregate grant date fair value as calculated in accordance with SFAS No. 123R of $1,070,209.

[11]
Consists of 240,454,180 units owned by GS Capital Partners V Fund, L.P.; a Delaware limited partnership; 124,208,587 units owned by GS Capital Partners V Offshore Fund, L.P., a Cayman Islands exempted limited partnership; 82,455,031 units owned by GS Capital Partners V Institutional, L.P., a Delaware limited partnership; 9,533,193 units owned by GS Capital Partners V GmbH & Co. KG, a German limited partnership; 233,596,750 units owned by GS Capital Partners VI Fund, L.P., a Delaware limited partnership; 194,297,556 units owned by GS Capital Partners VI Offshore Fund, L.P., a Cayman Islands exempted limited partnership; 64,235,126 units owned by GS Capital Partners VI Parallel, L.P., a Delaware limited partnership; and 8,302,031 units owned by GS Capital Partners VI GmbH & Co. KG, a German limited partnership (collectively the “GS Entities”). The GS Entities, of which affiliates of The Goldman Sachs Group, Inc. (“GSG”) are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates. Mr. Pontarelli is a managing director of Goldman, Sachs & Co. (“GS”), which is a direct and indirect wholly owned subsidiary of GSG. Each of GS, GSG and Mr. Pontarelli disclaims beneficial ownership of the equity interests and the units held directly or indirectly by the GS Entities except to the extent of their pecuniary interest therein, if any. GS, an NASD member, is an investment banking firm that regularly performs services such as acting as a financial advisor and serving as principal or agent in the purchase and sale of securities. In the future, GS may be called upon to provide similar or other services for us or our affiliates. Each of Mr. Pontarelli, GS and GSG has a mailing address of ℅ Goldman, Sachs & Co., 85 Broad Street, 10th Floor, New York, NY 10004. GSG’s affiliates that are registered broker-dealers (including specialists and market makers) may from time to time engage in brokerage and trading activities with respect to our securities or those of our affiliates.

[12]
An aggregate of 1,711,801 shares of KMI common stock and $165,000,000 of cash were contributed by Mr. Sarofim, either individually or by trusts and other entities in which Mr. Sarofim has or shares voting and investment power, to Knight Holdco LLC that were valued for purposes of Knight Holdco LLC’s limited liability agreement at $349,018,612 in exchange for their Class A units.

[13]	Portcullis Partners, LP, a private investment partnership, contributed 600,000 shares of KMI common stock to Knight

Item 13. Certain Relationships and Related Transactions, and Director Independence. (continued)	Knight Form 10-K

Holdco LLC that were valued for purposes of Knight Holdco LLC’s limited liability agreement at $64,500,000 in exchange for its Class A units. Mr. Morgan is President of Portcullis Partners, LP and therefore may be deemed to have beneficial ownership of the units owned by Portcullis Partners, LP.

Other

Our policy is that (i) employees must obtain authorization from the appropriate business unit president of the relevant company or head of corporate function, and (ii) directors, business unit presidents, executive officers and heads of corporate functions must obtain authorization from the non-interested members of the audit committee of the applicable board of directors, for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a “related party transaction”). The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year is $1.0 million. Any related party transactions that would bring the total value of such transactions to greater than $1.0 million must be referred to the audit committee of the appropriate board of directors for approval or to determine the procedure for approval.

For information regarding other related transactions, see Note 1(S) of the accompanying Notes to Consolidated Financial Statements.

Director Independence

Our board of directors prior to the Going Private transaction, referred to as the “KMI board,” adopted governance guidelines for the KMI board and charters for the audit committee, nominating and governance committee and compensation committee. The governance guidelines and the rules of the New York Stock Exchange (our common stock was listed on the New York Stock Exchange prior to the Going Private transaction) required that a majority of the directors on the KMI board be independent, as described in those guidelines and rules. To assist in making determinations of independence, the KMI board determined that the following categories of relationships were not material relationships that would cause the affected director not to be independent:

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

•
If during any twelve month period within the three years prior to the determination the director received no more than, and has no immediate family member that received more than, $100,000 in direct compensation from us or our affiliates, other than (i) director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), (ii) compensation received by a director for former service as an interim chairman, interim chief executive officer or interim executive officer, and (iii) compensation received by an immediate family member for service as an employee (other than an executive officer);

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

•	If the director beneficially owns less than 10% of each class of voting securities of Kinder Morgan G.P., Inc., Kinder Morgan Management or us.

The KMI board affirmatively determined that Messrs. Edward H. Austin, Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Edward Randall, III, James M. Stanford, H. A. True, III and Douglas W.G. Whitehead, who constituted a majority of the KMI board, were independent as described in the governance guidelines and the New York Stock Exchange rules. Each of them met the standards above and had no other relationship with us.

The governance guidelines and the KMI board’s audit committee charter, as well as the rules of the New York Stock Exchange and the Securities and Exchange Commission, required that members of the audit committee satisfy independence

Item 13. Certain Relationships and Related Transactions, and Director Independence. (continued)	Knight Form 10-K

requirements in addition to those above. The KMI board determined that all of the members of the audit committee of the KMI board (Messrs. Austin, Battey, Bliss and Whitehead) were independent as described under the relevant standards.

Though not formally considered by our current board because our common stock is no longer registered with the SEC or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange and the governance guidelines applicable to the KMI board, we do not believe that any of our directors would be considered “independent” because of Mr. Kinder’s and Mr. Shaper’s employment by us and Mr. Pontarelli’s relationship with affiliates of funds and other entities which hold significant interests in Knight Holdco LLC, our parent company. See the table under “—Related Transactions—Going Private Transaction” above. Accordingly, we do not believe that any of our directors, when acting in their capacity as our audit committee and compensation committee, would meet the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934 or the New York Stock Exchange’s audit committee independence requirements. We do not have a nominating committee or a committee that serves a similar purpose.

Item 14. Principal Accounting Fees and Services

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2007 and 2006 (in dollars):

	Year Ended December 31,
	2007	2006
Audit fees[1]	$5,689,710	$4,126,700
Tax fees[2]	2,974,126	1,994,650
Total	$8,663,836	$6,121,350
_____________
[1]
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.

[2]
Includes fees for professional services rendered for tax return review services and for federal, state, local and foreign income tax compliance and consulting services. For 2007 and 2006, amounts include fees of $2,352,533 and $1,356,399, respectively, billed to Kinder Morgan Energy Partners for professional services rendered for tax processing and preparation of Forms K-1 for its unitholders.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee. Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and (iii) to establish the fees and other compensation to be paid to our external auditors. The audit committee has reviewed the external auditors’ fees for audit and non audit services for fiscal year 2007. The audit committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

Furthermore, the audit committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items): (i) the auditors’ internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors; (iii) the independence of the external auditors; and (iv) the aggregate fees billed by our external auditors for each of the previous two fiscal years.

Knight Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts is omitted because the required information is shown in Note 1(F) of the accompanying Notes to Consolidated Financial Statements.

The financial statements, including the notes thereto, of Kinder Morgan Energy Partners, an equity method investee of Knight Inc., are incorporated herein by reference to pages 114 through 210 of Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Exhibits

Any references made to K N Energy, Inc. or Kinder Morgan, Inc. in the exhibit listing that follows are references to the former names of Knight Inc. and are made because the exhibit being listed and incorporated by reference was originally filed before the respective date of the change in Knight Inc.’s name.

Exhibit
Number                                                                     Description

2.1
Agreement and Plan of Merger dated August 28, 2006, among Kinder Morgan, Inc., Knight Holdco LLC and Knight Acquisition Co. (filed as Exhibit 2.1 to Knight Inc.’s Current Report on Form 8-K filed on August 28, 2006 and incorporated herein by reference)

3.1
Amended and Restated Articles of Incorporation of Knight Inc. and amendments thereto (filed as Exhibit 3.1 to Knight Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)

3.2	Bylaws of Kinder Morgan, Inc. (filed as Exhibit 3.2 to Knight Inc.’s Current Report on Form 8-K filed on June 5, 2007 and incorporated herein by reference)

4.1
Indenture dated as of September 1, 1988, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (filed as Exhibit 4(a) to Knight Inc.’s Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000 and incorporated herein by reference)

4.2
First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (filed as Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 33-45091) of K N Energy, Inc. filed on January 17, 1992 and incorporated herein by reference)

4.3
Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National Association (filed as Exhibit 4(c) to Knight Inc.’s Annual Report on Form 10-K/A, Amendment No. 1 filed on May 22, 2000 and incorporated herein by reference)

4.4
Indenture dated as of November 20, 1993, between K N Energy, Inc. and Continental Bank, National Association (filed as Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 33-51115) of K N Energy, Inc. filed on November 19, 1993 and incorporated herein by reference)

4.5
Registration Rights Agreement among Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. dated May 18, 2001 (filed as Exhibit 4.7 to Knight Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.6
Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of August 21, 1995 (filed as Exhibit 1 on Form 8-A dated August 21, 1995 (File No. 1-6446) and incorporated herein by reference)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Knight Form 10-K

Exhibit
Number                                                                     Description

4.7
Amendment No. 1 to Rights Agreement between K N Energy, Inc. and the Bank of New York, as Rights Agent, dated as of September 8, 1998 (filed as Exhibit 10(cc) to K N Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6446) and incorporated herein by reference)

4.8
Amendment No. 2 to Rights Agreement of Kinder Morgan, Inc. dated July 8, 1999, between Kinder Morgan, Inc. and First Chicago Trust Company of New York, as successor-in-interest to the Bank of New York, as Rights Agent (filed as Exhibit 4.1 to Knight Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

4.9
Form of Amendment No. 3 to Rights Agreement of Kinder Morgan, Inc. dated September 1, 2001, between Kinder Morgan, Inc. and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4(m) to Knight Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.10
Form of Indenture dated as of August 27, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Knight Inc.’s Registration Statement on Form S-4 (File No. 333-100338) filed on October 4, 2002 and incorporated herein by reference)

4.11
Form of First Supplemental Indenture dated as of December 6, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Knight Inc.’s Registration Statement on Form S-4 (File No. 333-102873) filed on January 31, 2003 and incorporated herein by reference)

4.12	Form of 6.50% Note (filed as contained in the Indenture incorporated by reference to Exhibit 4.12 hereto and incorporated herein by reference)

4.13
Form of Senior Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Knight Inc.’s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003 and incorporated herein by reference)

4.14	Form of Senior Note of Kinder Morgan, Inc. (included in the Form of Senior Indenture filed as Exhibit 4.13 hereto)

4.15
Form of Subordinated Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.4 to Knight Inc.’s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003 and incorporated herein by reference)

4.16	Form of Subordinated Note of Kinder Morgan, Inc. (included in the Form of Subordinated Indenture filed as Exhibit 4.15 hereto)

4.17
Indenture dated as of December 9, 2005, among Kinder Morgan Finance Company, ULC, Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Knight Inc.’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference)

4.18	Forms of Kinder Morgan Finance Company, ULC notes (included in the Indenture filed as Exhibit 4.17 hereto)

4.20
Certificate of the President and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.00% senior notes due 2017 and 6.50% senior notes due 2037 (filed as Exhibit 1.01 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

4.21
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.85% senior notes due 2012 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Knight Form 10-K

Exhibit
Number                                                                     Description

4.22
Indenture dated as of December 21, 2007, between NGPL PipeCo LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Knight Inc.’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference)

4.23	Forms of notes of NGPL PipeCo LLC (included in the Indenture filed as Exhibit 4.22 hereto)

4.24
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

10.1	1994 Amended and Restated Knight Inc. Long-term Incentive Plan (filed as Appendix A to Knight Inc.’s 2000 Proxy Statement on Schedule 14A and incorporated herein by reference)

10.2	Knight Inc. Amended and Restated 1999 Stock Plan (filed as Appendix B to Knight Inc.’s 2004 Proxy Statement on Schedule 14A and incorporated herein by reference)

10.3	Knight Inc. Amended and Restated 1992 Stock Option Plan for Nonemployee Directors (filed as Appendix A to Knight Inc.’s 2001 Proxy Statement on Schedule 14A and incorporated herein by reference)

10.4	2000 Annual Incentive Plan of Knight Inc. (filed as Appendix D to Knight Inc.’s 2000 Proxy Statement on Schedule 14A and incorporated herein by reference)

10.5	Knight Inc. Employees Stock Purchase Plan (filed as Appendix E to Knight Inc.’s 2000 Proxy Statement on Schedule 14A and incorporated herein by reference)

10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10(f) to Knight Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.7	Form of Restricted Stock Agreement (filed as Exhibit 10(g) to Knight Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.8
Directors and Executives Deferred Compensation Plan effective January 1, 1998 for executive officers and directors of K N Energy, Inc. (filed as Exhibit 10(aa) to K N Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6446) and incorporated herein by reference)

10.9
Employment Agreement dated October 7, 1999, between the Company and Richard D. Kinder (filed as Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on November 16, 1999 and incorporated herein by reference)

10.10
Form of Purchase Provisions between Kinder Morgan Management, LLC and Knight Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement of Kinder Morgan Management, LLC filed as Exhibit 4.2 to Kinder Morgan Management, LLC’s Registration Statement on Form 8-A/A filed on July 24, 2002 and incorporated herein by reference)

10.11
Resignation and Non-Compete Agreement, dated as of July 21, 2004, between KMGP Services, Inc. and Michael C. Morgan (filed as Exhibit 10.12 to Knight Inc.’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.12
Credit Agreement, dated as of August 5, 2005, by and among Knight Inc., the lenders party thereto, Citibank, N.A., as Administrative Agent and Swingline Lender, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd. and Suntrust Bank, as Co-Documentation Agents (filed as Exhibit 10.1 to Knight Inc.’s Current Report on Form 8-K, filed on August 11, 2005 and incorporated herein by reference)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Knight Form 10-K

Exhibit
Number                                                                     Description

10.13
Amendment Number 1 to Credit Agreement, dated as of August 5, 2005, by and among Knight Inc., the lenders party thereto, Citibank, N.A., as Administrative Agent and Swingline Lender, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd. and Suntrust Bank, as Co-Documentation Agents (filed as Exhibit 10.2 to Knight Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference)

10.14	Knight Inc. Non-Employee Directors Stock Awards Plan (filed as Exhibit 10.1 to Knight Inc.’s Current Report on Form 8-K filed on May 13, 2005 and incorporated herein by reference)

10.15	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to Knight Inc.’s Current Report on Form 8-K filed on May 13, 2005)

10.16	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to Knight Inc.’s Current Report on Form 8-K filed on May 13, 2005 and incorporated herein by reference)

10.17
364-Day Credit Agreement dated as of November 23, 2005, by and among 1197774 Alberta ULC, as Borrower, Knight Inc., as Guarantor, the lenders party thereto, and Citibank, N.A., Canadian Branch, as Administrative Agent (filed as Exhibit 10.1 to Knight Inc.’s Current Report on Form 8-K filed on November 30, 2005 and incorporated herein by reference)

10.18
Form of 2005 Credit Agreement dated as of January 13, 2006 among Terasen Gas (Vancouver Island) Inc., the lenders party thereto and RBC Capital Markets as Lead Arranger and Book Runner (filed as Exhibit 10.2 to Knight Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.19	Knight Inc. Amended and Restated 1999 Stock Plan (filed as Appendix A to Knight Inc.’s 2006 Proxy Statement on Schedule 14A filed on April 3, 2006 and incorporated herein by reference)

10.20	Knight Inc. Foreign Subsidiary Employees Stock Purchase Plan (filed as Appendix B to Knight Inc.’s 2006 Proxy Statement on Schedule 14A filed on April 3, 2006 and incorporated herein by reference)

10.21	First Amendment to the Knight Inc. Employees Stock Purchase Plan (filed as Appendix C to Knight Inc.’s 2006 Proxy Statement on Schedule 14A filed on April 3, 2006 and incorporated herein by reference)

10.22
Form of Credit Agreement, dated as of May 5, 2006, by and among Terasen Inc., the lenders party thereto and The Toronto-Dominion Bank, as Administrative Agent (filed as Exhibit 10.1 to Knight Inc.’s Current Report on Form 8-K filed on May 15, 2006 and incorporated herein by reference)

10.23
Form of Indemnification Agreement between Knight Inc. and each member of the Special Committee of the Board of Directors (filed as Exhibit 10.1 to Knight Inc.’s Current Report on Form 8-K filed on June 16, 2006 and incorporated herein by reference)

10.24
Form of Credit Agreement, dated as of June 21, 2006, by and among Terasen Gas Inc.; Canadian Imperial Bank of Commerce, as Administrative Agent, Lead Arranger and Sole Bookrunner; The Bank of Nova Scotia, as Syndication Agent; and the other lenders identified in the Credit Agreement (filed as Exhibit 10.1 to Knight Inc.’s Current Report on Form 8-K filed on June 27, 2006 and incorporated herein by reference)

10.25
Acquisition Agreement dated as of February 26, 2007, by and among Kinder Morgan, Inc., 3211953 Nova Scotia Company and Fortis Inc. (filed as Exhibit 1.01 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on March 1, 2007 and incorporated herein by reference)

10.26
Retention Agreement, dated as of March 5, 2007, between Kinder Morgan, Inc. and Scott E. Parker (filed as Exhibit 10.2 to Kinder Morgan, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Knight Form 10-K

Exhibit
Number                                                                     Description

10.27
Purchase Agreement, dated as of December 10, 2007, between Knight Inc. and Myria Acquisition Inc. (filed as Exhibit 10.1 to Knight Inc.’s Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference)

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

99.1
The financial statements of Kinder Morgan Energy Partners, L.P. and subsidiaries (incorporated by reference to pages 114 through 210 of the Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2007)

__________
*Filed herewith.

Knight Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT INC. (Registrant)
	By	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer
Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below and as of the date set forth above.

/s/ Kimberly A. Dang	Vice President and Chief Financial Officer (Principal
Kimberly A. Dang	Financial Officer and Principal Accounting Officer)

/s/ Richard D. Kinder	Director, Chairman and Chief Executive Officer
Richard D. Kinder	(Principal Executive Officer)

/s/ Kenneth A. Pontarelli	Director
Kenneth A. Pontarelli

/s/ C. Park Shaper	Director
C. Park Shaper