Form 10-Q
period 2008-03-31
KNIGHT INC.
filed 2008-05-15
CIK 54502

Table of Contents

Knight Inc. Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act.):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 14, 2008 was 100 shares.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

Knight Inc. Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Knight Inc. and Subsidiaries
(In millions)

	March 31, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and Cash Equivalents	$173.0	$148.6
Restricted Deposits	166.6	67.9
Accounts, Notes and Interest Receivable, Net:
Trade	1,082.3	970.0
Related Parties	24.2	5.2
Inventories:
Product	48.7	19.5
Materials and Supplies	18.8	18.3
Gas Imbalances:
Trade	19.5	30.4
Related Party	6.3	(3.5)
Assets Held for Sale	-	3,353.3
Other	71.2	73.9
	1,610.6	4,683.6

Notes Receivable – Related Parties	87.3	87.9

Investments	2,197.8	1,996.2

Goodwill	8,592.3	8,174.0

Other Intangibles, Net	306.6	321.1

Property, Plant and Equipment, Net:
Property, Plant and Equipment	15,620.6	15,080.9
Accumulated Depreciation, Depletion and Amortization	(471.0)	(277.0)
	15,149.6	14,803.9

Assets Held for Sale, Non-current	-	5,634.6

Deferred Charges and Other Assets	496.0	399.7

Total Assets	$28,440.2	$36,101.0

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED BALANCE SHEETS (Unaudited)
Knight Inc. and Subsidiaries
(In millions except share and per share amounts)

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$275.7	$79.8
Notes Payable	366.7	888.1
Cash Book Overdrafts	65.6	30.7
Accounts Payable:
Trade	1,022.9	943.1
Related Parties	1.2	0.6
Accrued Interest	99.7	242.7
Accrued Taxes	747.4	728.2
Gas Imbalances	19.4	23.7
Liabilities Held for Sale	-	168.2
Deferred Revenue	18.2	-
Other	872.1	834.7
	3,488.9	3,939.8

Other Liabilities and Deferred Credits:
Deferred Income Taxes, Non-current	1,852.9	1,849.4
Liabilities Held for Sale, Non-current	-	2,424.1
Other	1,514.6	1,454.8
	3,367.5	5,728.3

Long-term Debt:
Outstanding Notes and Debentures	9,842.7	14,714.6
Deferrable Interest Debentures Issued to Subsidiary Trusts	35.7	283.1
Preferred Interest in General Partner of Kinder Morgan Energy Partners	100.0	100.0
Value of Interest Rate Swaps	294.1	199.7
	10,272.5	15,297.4

Minority Interests in Equity of Subsidiaries	3,524.9	3,314.0

Stockholders’ Equity:
Common Stock – Authorized and Outstanding – 100 Shares, Par Value $0.01 Per Share	-	-
Additional Paid-in Capital	7,808.1	7,822.2
Retained Earnings	352.7	247.0
Accumulated Other Comprehensive Loss	(374.4)	(247.7)
Total Stockholders’ Equity	7,786.4	7,821.5

Total Liabilities and Stockholders’ Equity	$28,440.2	$36,101.0

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Knight Inc. and Subsidiaries
(In millions)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating Revenues:
Natural Gas Sales	$1,721.8	$1,417.9
Transportation and Storage	807.9	801.1
Product Sales and Other	365.3	225.4
Total Operating Revenues	2,895.0	2,444.4

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	1,760.6	1,452.5
Operations and Maintenance	301.8	286.2
General and Administrative	86.3	110.4
Depreciation, Depletion and Amortization	218.1	153.0
Taxes, Other Than Income Taxes	52.5	43.5
Other Income, Net	(0.5)	(2.2)
Impairment of Assets	-	377.1
Total Operating Costs and Expenses	2,418.8	2,420.5

Operating Income	476.2	23.9

Other Income and (Expenses):
Earnings of Equity Investees	43.7	23.8
Interest Expense, Net	(210.7)	(144.1)
Interest Income (Expense) – Deferrable Interest Debentures	6.7	(5.5)
Minority Interests	(126.2)	(58.2)
Other, Net	3.2	2.2
Total Other Income and (Expenses)	(283.3)	(181.8)

Income (Loss) from Continuing Operations Before Income Taxes	192.9	(157.9)
Income Taxes	87.1	87.7
Income (Loss) from Continuing Operations	105.8	(245.6)
(Loss) Income from Discontinued Operations, Net of Tax	(0.1)	233.2

Net Income (Loss)	$105.7	$(12.4)

The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Knight Inc. and Subsidiaries
(In millions)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Net Income (Loss)	$105.7	$(12.4)
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss (Income) from Discontinued Operations, Net of Tax	0.1	(226.1)
Loss from Impairment of Assets	-	377.1
Loss on Early Extinguishment of Debt	18.4	-
Depreciation, Depletion and Amortization	218.1	155.3
Deferred Income Taxes	15.9	7.5
Equity in Earnings of Equity Investees	(43.7)	(24.4)
Distributions from Equity Investees	24.1	46.2
Minority Interests in Income of Consolidated Subsidiaries	126.2	58.2
Gains from Property Casualty Indemnifications	-	(1.8)
Net Gains on Sales of Assets	(0.5)	(2.5)
Mark-to-Market Interest Rate Swap Gain	(19.8)	-
Changes in Gas in Underground Storage	(28.0)	(52.3)
Changes in Working Capital Items	(279.2)	(51.2)
(Payment for) Proceeds from Termination of Interest Rate Swaps	(2.5)	56.6
Kinder Morgan Energy Partners’ Rate Reparations, Refunds and Reserve Adjustments	(23.3)	-
Other, Net	(10.9)	14.9
Net Cash Flows Provided by Continuing Operations	100.6	345.1
Net Cash Flows (Used in) Provided by Discontinued Operations	(0.1)	121.3
Net Cash Flows Provided by Operating Activities	100.5	466.4

Cash Flows From Investing Activities:
Capital Expenditures	(638.3)	(357.4)
Proceeds from Sale of 80% Interest in NGPL PipeCo LLC, Net of $1.1 Million Cash Sold	2,899.3	-
Proceeds from NGPL PipeCo LLC Restricted Cash	3,106.4	-
Acquisitions	(0.3)	(3.9)
Net Investments in Margin Deposits	(98.8)	(48.8)
Distributions from Equity Investees	89.1	-
Other Investments	(336.5)	(16.0)
Change in Natural Gas Storage and NGL Line Fill Inventory	(2.7)	5.2
Property Casualty Indemnifications	-	8.0
Net Proceeds from Sales of Other Assets	62.0	1.4
Net Cash Flows Provided by (Used in) Continuing Investing Activities	5,080.2	(411.5)
Net Cash Flows Provided by Discontinued Investing Activities	-	587.1
Net Cash Flows Provided by Investing Activities	$5,080.2	$175.6

Knight Inc. Form 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
Knight Inc. and Subsidiaries
(In millions)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Financing Activities:
Short-term Debt, Net	$(521.4)	$(833.9)
Long-term Debt Issued	900.0	1,000.0
Long-term Debt Retired	(5,859.9)	(1.4)
Discount on Early Extinguishment of Debt	69.2	-
Increase (Decrease) in Cash Book Overdrafts	35.0	(25.2)
Common Stock Issued	-	4.8
Excess Tax Benefits from Share-based Payment Arrangements	-	1.9
Short-term Advances From (To) Unconsolidated Affiliates	(14.7)	3.2
Cash Dividends, Common Stock	-	(117.4)
Minority Interests, Contributions	384.5	-
Minority Interests, Distributions	(143.5)	(125.6)
Debt Issuance Costs	(6.6)	(7.9)
Other, Net	1.8	-
Net Cash Flows Used in by Continuing Financing Activities	(5,155.6)	(101.5)
Net Cash Flows Provided by Discontinued Financing Activities	-	34.0
Net Cash Flows Used in Financing Activities	(5,155.6)	(67.5)

Effect of Exchange Rate Changes on Cash	(0.7)	0.2

Cash Balance Included in Assets Held for Sale	-	(14.1)

Net Increase in Cash and Cash Equivalents	24.4	560.6
Cash and Cash Equivalents at Beginning of Period	148.6	129.8
Cash and Cash Equivalents at End of Period	$173.0	$690.4

For supplemental cash flow information, see Note 1(H).
The accompanying notes are an integral part of these statements.

Knight Inc. Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

General

We are a large energy transportation and storage company, operating or owning an interest in approximately 37,000 miles of pipelines and approximately 165 terminals. We have both regulated and nonregulated operations. We also own the general partner interest and a significant limited partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. We began including Kinder Morgan Energy Partners and its consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. This means that the accounts, balances and results of operations of Kinder Morgan Energy Partners and its consolidated subsidiaries are presented on a consolidated basis with ours and those of our other consolidated subsidiaries for financial reporting purposes; see the discussion under Note 1(A) “Basis of Presentation” following. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (formerly Kinder Morgan, Inc.) and its consolidated subsidiaries both before and after the Going Private transaction discussed below. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” and “KMP” (its NYSE ticker symbol) are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

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

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Our management believes, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

On May 30, 2007, we completed our Going Private transaction whereby Kinder Morgan, Inc. merged with a wholly owned subsidiary of Knight Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed “Knight Inc.” Knight Holdco LLC is a private company owned by Richard D. Kinder, our Chairman and Chief Executive Officer; other senior members of our management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and of Kinder Morgan Management; our co-founder William V. Morgan; Kinder Morgan, Inc. board members Fayez Sarofim and Michael C. Morgan; and affiliates of (i) Goldman Sachs Capital Partners; (ii) American International Group, Inc.; (iii) The Carlyle Group; and (iv) Riverstone Holdings LLC. This transaction is referred to in this report as “the Going Private transaction.” Upon closing of the Going Private transaction, our common stock is no longer listed on the New York Stock Exchange.

To convert March 31, 2008 balances denominated in Canadian dollars to U.S. dollars, we used the March 31, 2008 Bank of Canada exchange rate of 0.9729 U.S. dollars per Canadian dollar. All dollars are U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$.

1.         Nature of Operations and Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our 2007 Form 10-K.

(A) Basis of Presentation

Our consolidated financial statements include the accounts of Knight Inc. and our majority-owned subsidiaries, as well as those of (i) Kinder Morgan Energy Partners and (ii) Triton Power Company LLC, in which we have a preferred investment. Investments in jointly owned operations in which we hold a 50% or less interest (other than Kinder Morgan Energy Partners and Triton Power Company LLC) and have the ability to exercise significant influence over their operating and financial

Knight Inc. Form 10-Q

policies are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

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

As a result of the application of the Securities and Exchange Commission rules and guidance regarding “push down” accounting, the investors’ new accounting basis in our assets and liabilities is reflected in our financial statements effective with the closing of the Going Private transaction. Therefore, in the accompanying consolidated financial statements, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Predecessor Company”) reflect the historical accounting basis in our assets and liabilities, while the amounts subsequent to the closing (labeled “Successor Company”) reflect the push down of the investors’ new basis to our financial statements. Hence, there is a blackline division on the financial statements and relevant footnotes, which is intended to signify that the amounts shown for periods prior to and subsequent to the acquisition are not comparable.

As required by SFAS No. 141 (applied by the investors and pushed down to our financial statements), effective with the closing of the Going Private transaction, all of our assets and liabilities have been recorded at their estimated fair market values based on a preliminary allocation of the purchase price paid in the Going Private transaction. To the extent that we consolidate less than wholly owned subsidiaries (such as Kinder Morgan Energy Partners and Kinder Morgan Management), the reported assets and liabilities for these entities have been given a new accounting basis only to the extent of our economic ownership interest in those entities. Therefore, the assets and liabilities of these entities are included in our financial statements, in part, at a new accounting basis reflecting the investors’ purchase of our economic interest in these entities (approximately 50% in the case of KMP and 14% in the case of KMR). The remaining percentage of these assets and liabilities, reflecting the continuing minority ownership interest, is included at its historical accounting basis. The purchase price paid in the Going Private transaction and the preliminary allocation of that purchase price is as follows (in millions):

The Total Purchase Price Consisted of the Following:
Cash Paid	$5,112.0
Kinder Morgan, Inc. Shares Contributed	2,719.2
Equity Contributed	7,831.2
Cash from Issuances of Long-term Debt	4,696.2
Total Purchase Price	$12,527.4

The Preliminary Allocation of the Purchase Price is as Follows:
Current Assets	$1,551.2
Goodwill	13,458.9
Investments	1,067.0
Property, Plant and Equipment, Net	15,593.0
Deferred Charges and Other Assets	1,681.5
Current Liabilities	(3,279.5)
Deferred Income Taxes	(2,596.7)
Other Deferred Credits	(1,777.5)
Long-term Debt	(9,855.9)
Minority Interests	(3,314.6)
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

Knight Inc. Form 10-Q

Due to our implementation of Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, we are including Kinder Morgan Energy Partners and its consolidated subsidiaries as consolidated subsidiaries in our consolidated financial statements effective January 1, 2006. Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements pursuant to EITF 04-5, except as explicitly disclosed, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for settlements of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

(B) Inventories

Our Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(In millions)
Gas in Underground Storage (Current)	$28.4	$-
Product Inventories	20.3	19.5
Materials and Supplies	18.8	18.3
	$67.5	$37.8

(C) Goodwill

Changes in the carrying amount of our goodwill for the three months ended March 31, 2008 are summarized as follows:

	December 31, 2007	Acquisitions and Purchase Price Adjustments	Other[1]	March 31, 2008
	(In millions)
KMP – Products Pipelines Segment	$2,179.4	$70.0	$(6.9)	$2,242.5
KMP – Natural Gas Pipelines Segment	3,201.0	308.6	(10.6)	3,499.0
KMP – CO2 Segment	1,077.6	192.2	(3.7)	1,266.1
KMP – Terminals Segment	1,465.9	(118.0)	(4.5)	1,343.4
KMP – Trans Mountain Segment	250.1	-	(8.8)	241.3

Consolidated Total	$8,174.0	$452.8	$(34.5)	$8,592.3
_______________
[1]
Adjustments include (i) the translation of goodwill denominated in foreign currencies and (ii) reductions in the allocation of equity method goodwill due to reductions in our ownership percentage of Kinder Morgan Energy Partners.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of both March 31, 2008 and December 31, 2007, we have reported $138.2 million of equity method goodwill within the caption “Investments” in the accompanying interim Consolidated Balance Sheets. This amount is based on the best information available to management at this time. In conjunction with the Going Private transaction, we are currently evaluating the recorded amount of equity method goodwill.

On April 18, 2007, we announced that Kinder Morgan Energy Partners would acquire the Trans Mountain pipeline system from us. This transaction was completed April 30, 2007. This transaction caused us to evaluate the fair value of the Trans Mountain pipeline system, in determining whether goodwill related to these assets was impaired. Accordingly, based on our consideration of supporting information obtained regarding the fair values of the Trans Mountain pipeline system assets, a goodwill impairment charge of $377.1 million was recorded in the first quarter of 2007.

(D) Other Intangibles, Net

Our intangible assets other than goodwill include customer relationships, contracts and agreements, technology-based assets, and lease value. These intangible assets have definite lives, are being amortized on a straight-line basis over their estimated

Knight Inc. Form 10-Q

useful lives, and are reported separately as “Other Intangibles, Net” in the accompanying interim Consolidated Balance Sheets. Following is information related to our intangible assets:

	March 31, 2008	December 31, 2007
	(In millions)
Customer Relationships, Contracts and Agreements:
Gross Carrying Amount[1]	$312.0	$321.3
Accumulated Amortization	(16.7)	(11.6)
Net Carrying Amount	295.3	309.7

Technology-based Assets, Lease Value and Other:
Gross Carrying Amount	11.7	11.7
Accumulated Amortization	(0.4)	(0.3)
Net Carrying Amount	11.3	11.4

Total Other Intangibles, Net	$306.6	$321.1
_______________
[1]
The change in the Gross Carrying Amount is due primarily to an approximately $18 million adjustment for Kinder Morgan Energy Partners’ allocated purchase price of Marine Terminals, Inc.’s bulk terminal assets, partially offset by adjustments in purchase price allocations related to the Going Private transaction. This adjustment had the effect of increasing “Goodwill” and decreasing “Other Intangibles, Net” by that amount. As of March 31, 2008, Kinder Morgan Energy Partners’ allocation of the purchase price of Marine Terminals, Inc.’s bulk terminal assets was preliminary and is expected to be final by the third quarter of 2008.

Amortization expense on our intangibles consisted of the following:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Customer Relationships, Contracts and Agreements	$5.1	$3.8
Technology-based Assets, Lease Value and Other[1]	0.1	-
Total Amortization	$5.2	$3.8
_______________
[1]	Expense for the three months ended March 31, 2007 was less than $0.1 million.

As of March 31, 2008, the weighted-average amortization period for our intangible assets was approximately 16.8 years.

(E) Accounting for Minority Interests

The caption “Minority Interests in Equity of Subsidiaries” in the accompanying interim Consolidated Balance Sheets consists of the following:

	March 31, 2008	December 31, 2007
	(In millions)
Kinder Morgan Energy Partners	$1,829.8	$1,616.0
Kinder Morgan Management, LLC	1,658.0	1,657.7
Triton Power Company LLC	27.9	29.2
Other	9.2	11.1
	$3,524.9	$3,314.0

(F) Asset Retirement Obligations (“ARO”)

We have recorded an obligation associated with the future retirement of tangible long-lived assets and the associated estimated retirement costs.

Knight Inc. Form 10-Q

We have included $1.4 million of our total asset retirement obligations as of March 31, 2008 in the caption “Current Liabilities: Other” and the remaining $51.4 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet. A reconciliation of the changes in our accumulated asset retirement obligations for the three months ended March 31, 2008 is as follows, and additional information regarding our asset retirement obligations is included in our 2007 Form 10-K:

Three Months Ended March 31, 2008
(In millions)
Beginning of Period	$55.0
Additions	0.9
Liabilities Settled	(0.9)
Liabilities Sold[1]	(2.8)
Accretion Expense	0.6
End of Period	$52.8
_______________
[1]	ARO liabilities associated with the NGPL business segment, 80% of which was sold in February 2008 (see Note 5).

(G) Related Party Transactions

Significant Investors

As discussed under “General” preceding Note 1, as a result of the Going Private transaction, a number of individuals and entities became significant investors in us. By virtue of the size of their ownership interest, two of those investors became “related parties” to us as that term is defined in the authoritative accounting literature: (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”). We enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. At March 31, 2008 and December 31, 2007, the fair values of these derivative contracts are included in the accompanying interim Consolidated Balance Sheets within the captions indicated in the following table:

	March 31, 2008	December 31, 2007
	(In millions)	(In millions)
Derivative Liability:
Current Liabilities: Other	$(282.9)	$(239.8)
Other Liabilities and Deferred Credits: Other	$(509.9)	$(386.5)

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The outstanding note receivable balance was $89.7 million as of March 31, 2008 and December 31, 2007. Of this amount, $2.4 million was included within “Accounts, Notes and Interest Receivable, Net: Related Parties” in our accompanying interim Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 and the remainder was included within “Notes Receivable – Related Parties” in our accompanying interim Consolidated Balance Sheets at each reporting date.

Natural Gas Pipelines – KMP Business Segment

Prior to the sale of an 80% ownership interest to Myria Acquisition Inc. (See Note 5), our NGPL business segment entered into derivative contracts on the behalf of certain associated companies in our Natural Gas Pipelines – KMP business segment. At March 31, 2008, the fair values of these derivative contracts associated with our Natural Gas Pipelines – KMP business segment are included in the accompanying interim Consolidated Balance Sheet within the captions indicated in the following table (in millions):

Knight Inc. Form 10-Q

March 31, 2008
Derivative Asset (Liability):
Current Assets: Other	$0.6
Current Liabilities: Other	$(2.9)

(H) Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Accounts Receivable	$(122.8)	$2.0
Materials and Supplies Inventory	(2.1)	0.1
Other Current Assets	(10.9)	12.5
Accounts Payable	32.4	(32.6)
Other Current Liabilities	(175.8)	(33.2)
	$(279.2)	$(51.2)

Supplemental Disclosures of Cash Flow Information:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Interest, Net of Amount Capitalized	$341.6	$294.6
Income Taxes Paid, Including Amounts Related to Prior Periods	$1.1	$15.9

During the three months ended March 31, 2008 and 2007, we acquired $0.3 million and $0.2 million, respectively, of assets by the assumption of liabilities.

During the three months ended March 31, 2008, we recognized non-cash activity of $45.8 million for unamortized fair value adjustments recorded in purchase accounting related to the Going Private transaction and $41.7 million for unamortized debt issuance costs associated with the early extinguishment of debt.

(I) Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is interest expense net of the debt component of the allowance for funds used during construction, which was $10.1 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively. We also record as interest expense gains and losses from (i) the reacquisition of debt, (ii) the termination of interest rate swaps designated as fair value hedges for which the hedged liability has been extinguished and (iii) the termination of interest rate swaps designated as cash flow hedges for which the forecasted interest payments will no longer occur. During the three months ended March 31, 2008, we recorded $(29.2) million and $10.8 million of (losses) gains from the early extinguishment of debt in the captions “Interest Expense, Net” and “Interest Expense – Deferred Interest Debentures,” respectively, and $19.8 million of gains from the termination of interest rate swaps designated as fair value hedges, for which the hedged liability was extinguished, in the caption “Interest Expense, Net” in the accompanying interim Consolidated Statement of Operations.

Knight Inc. Form 10-Q

(J) Income Taxes

The effective tax rate (calculated by dividing the amount in the caption “Income Taxes” as shown in the accompanying interim Consolidated Statements of Operations by the amount in the caption “Income (Loss) from Continuing Operations Before Income Taxes”) was 45.2% for the three months ended March 31, 2008, and, excluding the $377.1 million pre-tax impairment charge related to nondeductible goodwill of Trans Mountain, 40.0% for the three months ended March 31, 2007. These effective tax rates reflect, among other factors, differences from the federal statutory tax rate of 35% due to increases attributable to (i) state income taxes, (ii) the impact of consolidating the Kinder Morgan Management income tax provision, (iii) foreign earnings subject to different tax rates, and (iv) the impact of consolidating Kinder Morgan Energy Partners’ income tax provision.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007 and March 31, 2008 (i) we had approximately $8.1 million of accrued interest and no accrued penalties; (ii) we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by $4.3 million during the next twelve months; and (iii) in the event the total $41.5 million of unrecognized tax benefits on our consolidated balance sheet were recognized in future periods we believe approximately $6.4 million would affect our effective tax rate and $45.5 million that is carried forward from the Predecessor Company would result in an adjustment to goodwill and not impact our effective tax rate.

We are subject to taxation, and have tax years open to examination for the periods 1999 – 2007, in the United States, various states, Mexico and Canada.

(K) Transfer of Net Assets Between Entities Under Common Control

We account for the transfer of net assets between entities under common control by carrying forward the net assets recognized in the balance sheets of each combining entity to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination. Transfers of net assets between entities under common control do not impact the income statement of the combined entity.

2.         Comprehensive Loss

Our comprehensive loss is as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Net Income (Loss)	$105.7	$(12.4)
Other Comprehensive Loss, Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(219.8)	(21.8)
Reclassification of Change in Fair Value of Derivatives to Net Income	115.5	10.6
Employee Benefit Plans:
Prior Service Cost Arising During Period	0.4	-
Net Gain Arising During Period	1.5	-
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	0.1	0.9
Amortization of Net Loss Included in Net Periodic Benefit Costs	(0.2)	(0.2)
Change in Foreign Currency Translation Adjustment	(24.3)	9.3
Other Comprehensive Loss	(126.8)	(1.2)

Comprehensive Loss	$(21.1)	$(13.6)

Knight Inc. Form 10-Q

The Accumulated Other Comprehensive Loss balance of $374.4 million at March 31, 2008 consisted of (i) $361.7 million representing unrecognized net losses on hedging activities, (ii) $15.8 million representing foreign currency translation gain adjustments and (iii) $0.2 million and $28.3 million representing unrecognized prior service costs and net losses relating to the employee benefit plans, respectively.

3.         Kinder Morgan Management, LLC

On February 14, 2008, Kinder Morgan Management made a distribution of 0.017312 of its shares per outstanding share (1,253,951 total shares) to shareholders of record as of January 31, 2008, based on the $0.92 per common unit distribution declared by Kinder Morgan Energy Partners. On May 15, 2008, Kinder Morgan Management will make a distribution of 0.017716 of its shares per outstanding share (1,305,429 total shares) to shareholders of record as of April 30, 2008, based on the $0.96 per common unit distribution declared by Kinder Morgan Energy Partners. Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

4.         Business Combinations and Joint Ventures

The following acquisition was accounted for as a business combination and the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The preliminary allocation of assets (and any liabilities assumed) may be adjusted to reflect the final determined amounts during a period of time following the acquisition. Although the time that is required to identify and measure the fair value of the assets acquired and the liabilities assumed in a business combination will vary with circumstances, generally our allocation period ends when we no longer are waiting for information that is known to be available or obtainable. The results of operations from this acquisition is included in our consolidated financial statements from the acquisition date.

Interest in Cochin Pipeline

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own for aggregate consideration of approximately $47.8 million, consisting of $5.5 million in cash and a note payable having a fair value of $42.3 million. As part of the transaction, the seller also agreed to reimburse Kinder Morgan Energy Partners for certain pipeline integrity management costs over a five-year period in an aggregate amount not to exceed $50 million. Upon closing, Kinder Morgan Energy Partners became the operator of the pipeline.

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

The entire purchase price has been allocated to property, plant and equipment.

5.         Investment and Sales

On February 15, 2008, we sold an 80% ownership interest in our NGPL business segment to Myria Acquisition Inc. for approximately $2.9 billion, subject to certain adjustments. We also received $3.0 billion of cash previously held in escrow related to a notes offering in December 2007, the net proceeds of which were distributed to us as repayment of intercompany indebtedness and as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC (formerly MidCon Corp.), which is the parent of NGPL. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is owned by a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group. The total proceeds from this sale of $5.9 billion were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.67 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility (see Note 7).

In the first quarter of 2008, Kinder Morgan Energy Partners made capital contributions of $306.0 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund its Rockies Express Pipeline construction costs. This cash contribution was recorded to “Investments” in the accompanying interim Consolidated Balance Sheet as of March 31, 2008, and it was included within “Other Investments” in the accompanying interim Consolidated Statement of Cash Flows for the three months ended March 31, 2008. Kinder Morgan Energy Partners owns a 51% equity interest in the Rockies Express joint venture pipeline.

Knight Inc. Form 10-Q

On November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale occurred on January 25, 2008, and we received net proceeds of $63.1 million.

On March 14, 2008, Kinder Morgan Energy Partners entered into a purchase and sale agreement to sell its 25% interest in Thunder Creek Gas Services, LLC. The transaction closed effective April 1, 2008. Kinder Morgan Energy Partners received cash proceeds of approximately $51.6 million for its investment.

6.         Discontinued Operations

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. Due to the fair market valuation resulting from the Going Private transaction (see Note 1(A)), the consideration Kinder Morgan Energy Partners received from the sale of its North System was equal to our carrying value; therefore no gain or loss was recorded on this disposal transaction. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale are eight propane truck-loading terminals located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets were included in our Products Pipelines – KMP business segment. In the first quarter of 2008, Kinder Morgan Energy Partners paid $2.4 million to ONEOK Partners, L.P. to fully settle both the sale of working capital items and the allocation of pre-acquisition investee distributions, and to partially settle the sale of liquids inventory balances. Final settlement of all outstanding issues with the buyer and book balances are expected to occur in the second quarter of 2008.

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

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. The sale did not include the assets of Kinder Morgan Canada (formerly Terasen Pipelines). We recorded a book gain on this disposition of $55.7 million in the second quarter of 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $223.3 million of this loss will be utilized to reduce capital gains principally associated with the sale of our U.S.-based retail gas operations (see below) resulting in a tax benefit of approximately $82.2 million. The remaining capital loss carryforward of $775.3 million, which expires in 2012, will be utilized to reduce the capital gain associated with our sale of an 80% ownership interest in our NGPL business segment (see Note 5).

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs) in the first quarter of 2007. Our Natural Gas Pipelines – KMP business segment (i) provides natural gas transportation and storage services and sells natural gas to and (ii) receives natural gas transportation and storage services, natural gas and natural gas liquids and other gas supply services from the discontinued U.S.-based retail natural gas distribution business. These transactions are continuing after the sale of this business and are expected to continue to a similar extent into the future. For the three months ended March 31, 2007, revenues and expenses of our continuing operations totaling $3.1 million and $1.2 million, respectively for products and services sold to and purchased from our discontinued U.S.-based retail natural gas distribution operations prior to its sale in March 2007, have been eliminated in our accompanying interim Consolidated Statement of Operations. We are currently receiving fees from SourceGas, a subsidiary of General Electric Company, to provide certain administrative functions for a limited period of time and for the lease of office space. We will not have any significant continuing involvement in or retain any ownership interest in these operations and, therefore, the continuing cash flows discussed above are not considered direct cash flows of the disposal group.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented and reported in the caption, “(Loss) Income from Discontinued Operations, Net of Tax” in our accompanying interim Consolidated Statements of Operations. Summarized financial results of these operations are as follows:

Knight Inc. Form 10-Q

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Operating Revenues	$-	$698.6

(Loss) Earnings from Discontinued Operations Before Income Taxes	(0.1)	340.8
Income Taxes	-	(107.6)
(Loss) Gain from Discontinued Operations	$(0.1)	$233.2

The cash flows attributable to discontinued operations are included in our accompanying interim Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 in the captions “Net Cash Flows (Used in) Provided by Discontinued Operations,” “Net Cash Flows Provided by Discontinued Investing Activities” and “Net Cash Flows Provided by Discontinued Financing Activities.”

7.         Financing

The $5.9 billion in total proceeds related to the sale of an 80% ownership interest in our NGPL business segment were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.6 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility (see Note 5).

Notes Payable

We and our consolidated subsidiaries had the following credit facilities outstanding at March 31, 2008.

Credit Facilities

Knight Inc.[1]
$1.0 billion, six-year secured revolver, due May 2013
Kinder Morgan Energy Partners[2]
$1.85 billion, five-year unsecured revolver, due August 2010
____________
[1]
On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan, Inc.’s secured senior debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt related to the proposed transaction. On April 11, 2007 and May 30, 2007, Fitch and Moody’s Investor Services lowered their ratings to BB and Ba2, respectively, also related to the transaction. Following the sale of an 80% ownership interest in our NGPL business segment on February 15, 2008 (see Note 5), Standard & Poor’s Rating Services upgraded Knight Inc.’s secured senior debt to BB, Fitch upgraded its rating to BB+, and Moody’s Investor Services to Ba1. Because we have a non-investment grade credit rating, we no longer have access to the commercial paper market. As a result, we are currently utilizing our $1.0 billion revolving credit facility for Knight Inc.’s short-term borrowing needs.

As discussed following, the loan agreements we had in place prior to the Going Private transaction were cancelled and replaced with a new loan agreement. Our indentures related to publicly issued notes do not contain covenants related to maintenance of credit ratings. Accordingly, no such covenants were impacted by the downgrade in our credit ratings occasioned by the Going Private transaction.

[2]
On January 5, 2007, in anticipation of the Going Private transaction closing, Standard & Poor’s Rating Services downgraded Kinder Morgan Energy Partners one level to BBB and removed its rating from credit watch with negative implications. As projected by Moody’s Investor Services in its credit opinion dated November 15, 2006, it downgraded Kinder Morgan Energy Partners’ credit rating from Baa1 to Baa2 on May 30, 2007, following the closing of the Going Private transaction. Additionally, Kinder Morgan Energy Partners’ rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007. Currently, Kinder Morgan Energy Partners’ corporate debt credit rating is BBB, Baa2 and BBB, respectively, at S&P, Moody’s Investor Services and Fitch.

These facilities can be used by the respective borrowers for each entity’s general corporate or partnership purposes and include financial covenants and events of default that are common in such arrangements. Kinder Morgan Energy Partners’ facility can be used as backup for its commercial paper program. The margin paid with respect to borrowings and the facility fees paid on the total commitment varies based on the senior debt investment rating of the respective borrowers. Amounts

Knight Inc. Form 10-Q

outstanding under the revolving credit facilities or an associated commercial paper program have maturities not to exceed twelve months from the date of issue and accordingly are classified as short-term debt. See Note 10 of Notes to Consolidated Financial Statements included in our 2007 Form 10-K for additional information regarding our credit facilities.

In the following table of short-term borrowings, Kinder Morgan Energy Partners’ commercial paper is supported by its respective credit facility, and is comprised of unsecured short-term notes with maturities not to exceed 270 days from the date of issue. The short-term borrowings, including commercial paper, shown in the table below, totaling $366.7 million, are reported under the caption “Notes Payable” in the accompanying interim Consolidated Balance Sheet at March 31, 2008.

	March 31, 2008
	Short-term Borrowings Outstanding Under Revolving Credit Facility	Commercial Paper Outstanding	Weighted Average Interest Rate of Short-term Debt Outstanding
	(In millions)
Knight Inc.
$1.0 billion	$70.0	$-	3.94%
Kinder Morgan Energy Partners
$1.85 billion	$-	$296.7	3.26%

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

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding	Average Short-term Debt Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding
	(In millions of U.S. dollars)		(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion	$191.6	5.56%	$-	-%
Kinder Morgan, Inc.[2]
$800 million	$-	-%	$-	-%

Commercial Paper and Bankers’ Acceptances:
Kinder Morgan Energy Partners
$1.85 billion	$446.9	4.06%	$564.8	5.41%
Terasen Inc.[3]
C$450 million	$-	-%	$80.1	4.34%
Terasen Gas Inc.[3]
C$500 million	$-	-%	$153.0	4.23%
Terasen Pipelines (Corridor) Inc.[3]
C$375 million	$-	-%	$240.9	4.23%
____________
[1]
In conjunction with the Going Private transaction, Knight Inc. entered into a $5.755 billion credit agreement dated May 30, 2007, which included three term credit facilities, which were subsequently retired, and one revolving credit facility. Knight Inc. does not have a commercial paper program.

[2]	Our $800 million credit facility was terminated on May 30, 2007.
[3]
On February 26, 2007 and March 5, 2007, we entered into definitive agreements to sell Terasen Inc., including Terasen Gas Inc., and Terasen Pipelines (Corridor) Inc., respectively. These transactions closed on May 17, 2007 and June 15, 2007, respectively (see Note 6).

Knight Inc. Form 10-Q

On May 30, 2007, we terminated our $800 million five-year credit facility dated August 5, 2005 and entered into a $5.755 billion credit agreement with a syndicate of financial institutions and Citibank, N.A., as administrative agent. The senior secured credit facilities consist of the following: (i) a $1.0 billion senior secured Tranche A term loan facility with a term of six years and six months, (ii) a $3.3 billion senior secured Tranche B term loan facility, with a term of seven years, (iii) a $455 million senior secured Tranche C term loan facility with a term of three years, and (iv)  a $1.0 billion senior secured revolving credit facility with a term of six years. The revolving credit facility includes a sublimit of $350 million for the issuance of letters of credit and swingline loans.

Kinder Morgan Energy Partners’ $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. This five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. Borrowings under its credit facility can be used for partnership purposes and as a backup for their commercial paper program. There were no borrowings under the credit facility as of March 31, 2008 or as of December 31, 2007.

Significant Financing Transactions

In February 2008, approximately $4.6 billion of the proceeds from the completed sale of an 80% ownership interest in our NGPL business segment were used to pay off and retire our senior secured credit facility’s Tranche A and Tranche B term loans and to pay down amounts outstanding at that time under our $1.0 billion revolving credit facility as follows:

Debt Paid Down and/or Retired
(In millions)
Knight Inc.
Senior Secured Credit Term Loan Facilities:
Tranche A Term Loan, Due 2013	$995.0
Tranche B Term Loan, Due 2014	3,183.5
Credit Facility:
$1.0 billion Secured Revolver, Due May 2013	375.0
Total Paid Off and/or Retired	$4,553.5

In March 2008, using primarily proceeds from the completed sale of an 80% ownership interest in our NGPL business segment, along with cash on hand and borrowings under our $1.0 billion revolving credit facility, we repurchased approximately $1.67 billion par value of our outstanding debt securities as follows:

Par Value of Debt Repurchased
(In millions)
Knight Inc.
Debentures:
6.50% Series, Due 2013	$18.9
6.67% Series, Due 2027	143.0
7.25% Series, Due 2028	461.0
7.45% Series, Due 2098	124.1
Senior Notes:
6.50% Series, Due 2012	160.7
Kinder Morgan Finance Company, ULC
6.40% Series, Due 2036	513.6
Deferrable Interest Debentures Issued to Subsidiary Trusts
8.56% Junior Subordinated Deferrable Interest Debentures Due 2027	87.3
7.63% Junior Subordinated Deferrable Interest Debentures Due 2028	160.6
Repurchase of Outstanding Debt Securities	$1,669.2

On February 12, 2008, Kinder Morgan Energy Partners completed a public offering of senior notes. Kinder Morgan Energy Partners issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018, and $300 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and used the proceeds to reduce the borrowings under its commercial paper program. The issuance of the $900 million senior notes due in 2038 constitute a further issuance of the $550 million aggregate principal amount of 6.95% notes Kinder Morgan Energy Partners issued on June 21, 2007 and form a single series with those notes.

Knight Inc. Form 10-Q

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

Effective January 1, 2007, Kinder Morgan Energy Partners acquired the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own (see Note 4). As part of the purchase price, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, together with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. The final payment is due March 31, 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of March 31, 2008, the outstanding balance under the note was $35.1 million.

Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted our basis in our long-term debt to reflect its fair value and the adjustments are being amortized until the debt securities mature. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” of the accompanying interim Consolidated Balance Sheet at March 31, 2008 were $49.0 million and $1.0 million representing a decrease to the carrying value of our long-term debt and an increase in the balance of our value of interest rate swaps, respectively.

Rockies Express Pipeline LLC

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility.

As of March 31, 2008, in addition to the $600 million in senior notes, Rockies Express Pipeline LLC had $1,522.5 million of commercial paper outstanding with a weighted-average interest rate of approximately 3.32%, and there were no borrowings under its five-year credit facility. Accordingly, as of March 31, 2008, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt was $1,082.5 million (51% of total borrowings).

In addition, there is a $31.4 million letter of credit outstanding to support the construction of the Rockies Express Pipeline. Kinder Morgan Energy Partners’ contingent responsibility with regard to this letter of credit is $16.0 million (51% of the total letter of credit).

Midcontinent Express Pipeline LLC

Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under Midcontinent Express Pipeline LLC’s $1.4 billion three-year, unsecured revolving credit facility, entered into on February 29, 2008 and due February 28, 2011. The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement will be used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses.

Midcontinent Express Pipeline LLC is an equity method investee of Kinder Morgan Energy Partners, and the two member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of March 31, 2008, Midcontinent Express Pipeline LLC had $210.0 million borrowed under its three-year credit facility. Accordingly, as of March 31, 2008, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express Pipeline LLC’s debt was $105.0 million (50% of total borrowings).

Knight Inc. Form 10-Q

In addition, Midcontinent Express Pipeline LLC has a $197 million reimbursement agreement dated September 4, 2007, with JPMorgan Chase as the administrative agent. The reimbursement agreement can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline and includes covenants and requires payments of fees that are common in such arrangements. Both Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. have agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage ownership of each member’s interest. As of March 31, 2008, there were two letters of credit issued under this reimbursement agreement to support the construction of the Midcontinent Express Pipeline. The combined face amount for the letters of credit totaled $178.2 million; accordingly, as of March 31, 2008, Kinder Morgan Energy Partners’ contingent responsibility with regard to these outstanding letters of credit was $89.1 million (50% of total face amount).

Kinder Morgan Energy Partners’ Common Units

On February 14, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.92 per common unit for the quarterly period ended December 31, 2007, of which $143.4 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units. On May 15, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.96 per common unit for the quarterly period ended March 31, 2008, of which $156.2 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units.

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

The combined effect of these two above transactions had the associated effects of increasing our (i) minority interests associated with Kinder Morgan Energy Partners by $368.9 million and (ii) associated accumulated deferred income taxes by $5.6 million and reducing our (i) goodwill by $25.8 million and (ii) paid-in capital by $16.0 million.

Kinder Morgan G.P., Inc. Preferred Shares

On April 16, 2008, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on May 19, 2008 to shareholders of record as of April 30, 2008. On February 18, 2008, Kinder Morgan G.P., Inc. paid a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825. The dividend was declared on January 16, 2008, payable to shareholders of record as of January 31, 2008.

8.      Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America LLC and certain affiliates, referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system (effective February 15, 2008, we sold an 80% ownership interest in our NGPL business segment to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest of the NGPL business segment as an equity method investment. Please see discussion of the sale further below); (2) Power, the ownership and operation of natural gas-fired electric generation facilities (Our principal remaining power assets were sold in January 2008. Please see discussion of the sale further below); (3) Express Pipeline System, the ownership of a one-third interest in a crude pipeline system accounted for under the equity method; (4) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (5) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (6) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas and the ownership and operation of a crude oil pipeline system in West Texas; (7) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States and Canada; and (8) Trans Mountain – KMP, the ownership and operation of a pipeline system that transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the State of Washington, U.S.A.

Knight Inc. Form 10-Q

On December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria, at a price equivalent to a total enterprise value of approximately $5.9 billion, subject to certain adjustments. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC, formerly MidCon Corp., which is the parent of NGPL. The closing of the sale occurred on February 15, 2008. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group.

On November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale occurred on January 25, 2008 effective January 1, 2008, and we received net proceeds of $63.1 million.

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

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for approximately $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. In prior periods, the Trans Mountain pipeline system was reported in the Kinder Morgan Canada business segment. Due to the inclusion of Kinder Morgan Energy Partners and its subsidiaries in our consolidated financial statements (resulting from the implementation of EITF 04-5), we accounted for this transaction as a transfer of net assets between entities under common control. Therefore, following Kinder Morgan Energy Partners’ acquisition of Trans Mountain from us, Kinder Morgan Energy Partners recognized the Trans Mountain assets and liabilities acquired at our carrying amounts (historical cost) at the date of transfer. As discussed in Note 6, based on an evaluation of the fair value of the Trans Mountain pipeline system, we recorded an estimated goodwill impairment charge of approximately $377.1 million in the first quarter of 2007. In April 2008, as a result of finalizing certain “true-up” provisions in Kinder Morgan Energy Partners’ acquisition agreement related to Trans Mountain pipeline expansion commitments, Kinder Morgan Energy Partners received a cash contribution of $23.4 million from us. Pursuant to the accounting provisions concerning transfers of net assets between entities under common control, and consistent with Kinder Morgan Energy Partners’ treatment of cash payments made to us for Trans Mountain net assets in 2007, Kinder Morgan Energy Partners accounted for this cash contribution as an adjustment to equity—primarily as an increase in “Partners’ Capital.”

In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment.

On March 5, 2007, we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. to Inter Pipeline Fund, a Canada-based company. This transaction closed on June 15, 2007 (see Note 6). As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also were reported in the Kinder Morgan Canada business segment in previous periods, are now reported in the segment referred to as “Express.”

In February 2007, we entered into a definitive agreement, which closed on May 17, 2007 (see Note 6), to sell Terasen Inc. to Fortis, Inc., a Canada-based company with investments in regulated distribution utilities. Execution of this sale agreement constituted a subsequent event of the type that, under accounting principles generally accepted in the United States of America, required us to consider the market value indicated by the definitive sales agreement in our 2006 goodwill impairment evaluation. Accordingly, based on the fair values of these reporting units derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in 2006.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, 80% of the assets and liabilities associated with the NGPL business segment included in our interim Consolidated Balance Sheet at December 31, 2007 in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” with the remaining 20% included in the caption “Investments.” The financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. See Note 6 for additional information regarding discontinued operations.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1, except that (i) certain items below the “Operating Income” line (such as

Knight Inc. Form 10-Q

interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A (sometimes referred to in this report as EBDA) in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we adopted as a result of the Going Private transaction.

This segment measure change has been reflected in the prior periods shown in this document in order to improve comparability. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Knight Inc. Form 10-Q

BUSINESS SEGMENT INFORMATION

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Segment Earnings before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL[1]	$96.0	$160.3
Power	2.1	5.7
Express	4.0	3.6
Products Pipelines – KMP[2]	140.3	133.7
Natural Gas Pipelines – KMP[2]	188.4	134.7
CO2 – KMP[2]	233.3	125.4
Terminals – KMP[2]	125.8	100.5
Trans Mountain – KMP[2]	30.2	(358.2)
Total Segment Earnings Before DD&A	820.1	305.7
Depreciation, Depletion and Amortization	(218.1)	(153.0)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)
Interest and Corporate Expenses, Net[3]	(416.7)	(318.2)
Add Back: Income Taxes Included in Segments Above[2]	9.0	9.0
Income (Loss) from Continuing Operations Before Income Taxes	$192.9	$(157.9)

Revenues from External Customers:
NGPL[1]	$132.1	$263.0
Power	7.5	11.6
Products Pipelines – KMP	198.3	197.1
Natural Gas Pipelines – KMP	1,912.5	1,532.4
CO2 – KMP	319.9	191.6
Terminals – KMP	280.0	214.9
Trans Mountain – KMP	43.1	32.8
Other	1.6	1.0
Total Revenues	$2,895.0	$2,444.4

Intersegment Revenues:
NGPL[1]	$0.9	$0.6
Natural Gas Pipelines – KMP	-	3.0
Terminals – KMP	0.2	0.2
Other	(0.8)	-
Total Intersegment Revenues	$0.3	$3.8

Depreciation, Depletion and Amortization:
NGPL[1]	$9.3	$27.0
Power	-	(4.5)
Products Pipelines – KMP	27.9	20.3
Natural Gas Pipelines – KMP	25.5	16.0
CO2 – KMP	108.4	68.9
Terminals – KMP	39.3	20.5
Trans Mountain – KMP	7.6	4.7
Other	0.1	0.1
Total Consolidated Depreciation, Depletion and Amortization	$218.1	$153.0

Capital Expenditures – Continuing Operations:
NGPL[1]	$10.2	$49.0
Products Pipelines – KMP	57.3	36.3
Natural Gas Pipelines – KMP	187.7	26.9
CO2 – KMP	95.0	89.6
Terminals – KMP	146.0	92.6
Trans Mountain – KMP	142.1	50.3
Other	-	12.7
Total Capital Expenditures – Continuing Operations	$638.3	$357.4

Knight Inc. Form 10-Q

____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in our NGPL business segment to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest of the NGPL business segment as an equity method investment.

[2]
Income taxes of Kinder Morgan Energy Partners of $9.0 million for each of the three-month periods ended March 31, 2008 and 2007, are included in Segment Earnings Before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments.

[3]	Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.

March 31, 2008
(In millions)
Assets:
NGPL[1]	$720.4
Power	49.4
Express	416.0
Products Pipelines – KMP	7,002.1
Natural Gas Pipelines – KMP	9,202.0
CO2 – KMP	4,028.3
Terminals – KMP	4,811.5
Trans Mountain – KMP	1,542.5
Total segment assets	27,772.2
Other[2]	668.0
Total Consolidated Assets	$28,440.2
____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in our NGPL business segment to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest of the NGPL business segment as an equity method investment.

[2]
Includes assets of cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

GEOGRAPHIC INFORMATION

Following is geographic information regarding the revenues and long-lived assets of our business segments.

	Successor Company
	Three Months Ended March 31, 2008
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Revenues from External Customers:
NGPL[1]	$132.1	$-	$-	$132.1
Power	7.5	-	-	7.5
Products Pipelines – KMP	191.4	6.9	-	198.3
Natural Gas Pipelines – KMP	1,909.0	-	3.5	1,912.5
CO2 – KMP	319.9	-	-	319.9
Terminals – KMP	268.1	10.1	1.8	280.0
Trans Mountain	3.0	40.1	-	43.1
Other	0.8	0.8	-	1.6
	$2,831.8	$57.9	$5.3	$2,895.0

Knight Inc. Form 10-Q

	Predecessor Company
	Three Months Ended March 31, 2007
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Revenues from External Customers:
NGPL	$263.0	$-	$-	$263.0
Power	11.6	-	-	11.6
Products Pipelines – KMP	190.7	6.4	-	197.1
Natural Gas Pipelines – KMP	1,529.0	-	3.4	1,532.4
CO2 – KMP	191.6	-	-	191.6
Terminals – KMP	213.5	-	1.4	214.9
Trans Mountain	2.5	30.3	-	32.8
Other	-	1.0	-	1.0
	$2,401.9	$37.7	$4.8	$2,444.4

	At March 31, 2008
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Long-lived Assets[3]:
NGPL[1]	$720.4	$-	$-	$720.4
Power	32.9	-	-	32.9
Express	281.7	120.7	-	402.4
Products Pipelines – KMP	4,564.0	105.1	-	4,669.1
Natural Gas Pipelines – KMP	4,831.8	-	83.5	4,915.3
CO2 – KMP	2,561.7	-	-	2,561.7
Terminals – KMP	2,810.4	215.0	6.1	3,031.5
Trans Mountain – KMP	18.4	1,219.8	-	1,238.2
Other	349.0	10.2	-	359.2
	$16,170.3	$1,670.8	$89.6	$17,930.7
______________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in our NGPL business segment to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest of the NGPL business segment as an equity method investment.

[2]
Terminals – KMP includes revenues of $1.8 million and $1.4 million for the three-month periods ended March 31, 2008 and 2007, respectively, and long-lived assets of $6.1 million at March 31, 2008, attributable to operations in the Netherlands.

[3]	Long-lived assets exclude goodwill and other intangibles, net.

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

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. During each period presented in the accompanying interim Consolidated Statements of Operations, our derivative activities relating to the mitigation of these risks were designated and qualified as cash flow hedges in accordance with SFAS No. 133. We recognized pre-tax losses of approximately $1.6 million and $0.8 million in the three months ended March 31, 2008 and 2007, respectively, as a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Product Sales and Other” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. There was no component of these derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the associated gains and losses included in accumulated other comprehensive income into earnings. During the three months ended March 31, 2008 and 2007, we reclassified $115.5 million and $11.6 million,

Knight Inc. Form 10-Q

respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during these periods. During the three months ended March 31, 2008, we did not reclassify any of our accumulated other comprehensive loss into earnings as a result of the discontinuance of cash flow hedges. During the three months ended March 31, 2007, we reclassified approximately $1.1 million of gains into earnings as a result of the discontinuance of cash flow hedges. During the next twelve months, we expect to reclassify approximately $131.5 million of accumulated other comprehensive loss into earnings.

Derivative instruments that are entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts reflect the amounts that we would receive or pay to terminate the contracts at the reporting date and are included in the accompanying interim Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 within the captions indicated in the following table:

	March 31, 2008	December 31, 2007
	(In millions)	(In millions)
Derivatives Asset (Liability)
Current Assets: Other	$37.6	$37.1
Current Assets: Assets Held for Sale	$-	$8.4
Deferred Charges and Other Assets	$7.2	$4.4
Current Liabilities: Other	$(685.9)	$(594.7)
Current Liabilities: Liabilities Held for Sale	$-	$(0.4)
Other Liabilities and Deferred Credits: Other	$(995.0)	$(836.8)

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

Interest Rate Risk Management

We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper. We enter into interest rate swap agreements to mitigate our exposure to changes in the fair value of our fixed rate debt agreements. These hedging relationships are accounted for under SFAS No. 133 as qualifying fair value hedges. Prior to the Going Private transaction, all of our interest rate swaps qualified for, and since the Going Private transaction, the new interest rate swaps that Kinder Morgan Energy Partners entered into in February 2008, discussed below, qualify for the “short-cut” method prescribed in SFAS No. 133 for qualifying fair value hedges. Under this method, the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. Interest expense is equal to the floating rate payments, which is accrued monthly and paid semi-annually.

In connection with the Going Private transaction, all of our debt was remeasured and recorded on our balance sheet at fair value and, except for Terasen Pipelines (Corridor) Inc.’s outstanding interest rate swap agreements classified as held for sale, all of our interest rate swaps were re-designated as fair value hedges effective June 1, 2007. Because these swaps did not have a fair value of zero as of June 1, 2007, they did not meet the requirements for the “short-cut” method of assessing their effectiveness. Accordingly, subsequent changes in the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. Any hedge ineffectiveness resulting from the difference between the change in fair value of the interest rate swap and the change in fair value of the hedged debt instrument is recorded as interest expense in the current period. During the three months ended March 31, 2008, no hedge ineffectiveness related to these hedges was recognized. Interest expense equal to the floating rate payments is accrued monthly and paid semi-annually.

As of December 31, 2007, we and our subsidiary Kinder Morgan Energy Partners, were parties to interest rate swap agreements with notional principal amounts of $275 million and $2.3 billion, respectively, for a consolidated total of $2.575 billion. On March 7, 2008, we paid $2.5 million to terminate our remaining interest rate swap agreement having a notional value of $275 million associated with Kinder Morgan Finance Company, ULC’s 6.40% senior notes due 2036. In February 2008, Kinder Morgan Energy Partners entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $500 million related to its $600 million 5.95% senior notes issued on February 12, 2008 and due on February 12, 2018. Therefore, as of March 31, 2008, we were not party to any interest rate swap agreements and Kinder Morgan Energy Partners was a party to fixed-to-floating interest rate swap agreements with a combined notional principal amount of $2.8 billion effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.

Knight Inc. Form 10-Q

The fair value of interest rate swaps as of March 31, 2008 and December 31, 2007 was $257.1 million and $139.1 million, respectively, and is included in the accompanying interim Consolidated Balance Sheets within the caption “Deferred Charges and Other Assets.” The total unamortized net gain on the termination of interest rate swaps of $29.1 million is included within the caption “Long-term Debt: Value of Interest Rate Swaps” in the accompanying interim Consolidated Balance Sheet at March 31, 2008. All of Kinder Morgan Energy Partners’ swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2008, the maximum length of time over which Kinder Morgan Energy Partners has hedged a portion of its exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the three months ended March 31, 2008 and 2007. The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment under the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheets.

The combined notional value of our remaining cross-currency interest rate swaps at March 31, 2008 was approximately C$281.6 million. The fair value of the swaps as of March 31, 2008 was a liability of US$29.0 million, which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

SFAS No. 157

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, referred to as FAS 157-2 in this report. FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, we have not applied the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value, although the fair value measurements we have made in these circumstances are not necessarily different from those that would be made had the provisions of SFAS No. 157 been applied. We adopted the remainder of SFAS No. 157 effective January 1, 2008, and the adoption did not have a material impact on our balance sheet, statement of income, or statement of cash flows since we already apply its basic concepts in measuring fair value.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value.

SFAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process, and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the SFAS No. 157 hierarchy are as follows:

Knight Inc. Form 10-Q

•	Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•
Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•
Level 3 Inputs—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Derivative contracts can be exchange-traded or over-the-counter, referred to in this report as OTC. Exchange-traded derivatives typically fall within Level 1 of the fair value hierarchy if they are traded in an active market. We and Kinder Morgan Energy Partners value exchange-traded derivatives using quoted market prices for identical securities.

OTC derivatives are valued using models utilizing a variety of inputs including contractual terms; commodity, interest rate and foreign currency curves; and measures of volatility. The selection of a particular model and particular inputs to value an OTC derivative depends upon the contractual terms of the instrument as well as the availability of pricing information in the market. We and Kinder Morgan Energy Partners use similar models to value similar instruments. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. The valuations of these less liquid OTC derivatives are typically impacted by Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Use of a different valuation model or different valuation input values could produce a significantly different estimate of fair value. However, derivatives valued using inputs unobservable in active markets are generally not material to our financial statements.

When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

The following tables summarize the fair value measurements of ours and Kinder Morgan Energy Partners’ (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of March 31, 2008, based on the three levels established by SFAS No. 157 and does not include cash margin deposits, which are reported within the caption “Restricted Deposits” in the accompanying interim Consolidated Balance Sheet (in millions):

	Asset Fair Value Measurements as of March 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy Commodity Derivative Contracts	$44.8	$-	$40.7	$4.1

Interest Rate Swap Agreements	257.1	-	257.1	-

	Liability Fair Value Measurements as of March 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Energy Commodity Derivative Contracts	$(1,680.9)	$(2.8)	$(1,550.2)	$(127.9)

Cross Currency Swaps	(29.0)	-	(29.0)	-

Knight Inc. Form 10-Q

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three months ended March 31, 2008 (in millions):

Significant Unobservable Inputs (Level 3)
Net Asset (Liability)
Balance as of January 1, 2008	$(100.3)
Realized and Unrealized Net Losses	(44.8)
Purchases and Settlements	21.3
Transfers in (out) of Level 3	-
Balance as of March 31, 2008	(123.8)
Change in Unrealized Net Losses Relating to Contracts Still Held as of March 31, 2008	(37.7)

10.           Employee Benefits

Knight Inc.

(A)         Retirement Plans

The components of net periodic pension cost for our retirement plans are as follows (in millions):

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Service Cost	$2.8	$2.7
Interest Cost	3.6	3.3
Expected Return on Assets	(5.8)	(5.8)
Amortization of Prior Service Credit	-	0.1
Amortization of Net Loss	-	0.3
Net Periodic Pension Cost	$0.6	$0.6

As of March 31, 2008, no contributions have been made and we do not expect to make any additional contributions to these plans during 2008.

(B)         Other Postretirement Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plan are as follows (in millions):

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Service Cost	$0.1	$0.1
Interest Cost	1.1	1.2
Expected Return on Assets	(1.6)	(1.6)
Amortization of Prior Service Credit	-	(0.4)
Amortization of Net Loss	(0.1)	1.2
Net Periodic Postretirement Benefit Cost (Benefit)	$(0.5)	$0.5

During the first quarter of 2008, we made contributions of approximately $1.5 million. We do not expect to make any additional contributions to this plan during 2008.

Knight Inc. Form 10-Q

Terasen Inc.

(A)         Retirement Plans

The components of net periodic pension cost for Terasen Inc.’s retirement plans (which we sold effective May 17, 2007, see Note 6) were as follows (in millions):

Predecessor Company
Three Months Ended March 31, 2007
Service Cost	$2.4
Interest Cost	4.0
Expected Return on Assets	(4.9)
Plan Amendments	-
Other	0.1
Net Periodic Pension Cost	1.6
Defined Contribution Cost	-
Total Pension Costs	$1.6

(B)         Other Postretirement Employee Benefits

The components of net periodic pension cost for Terasen Inc.’s postretirement benefit plans (which we sold effective May 17, 2007, see Note 6) were as follows (in millions):

Predecessor Company
Three Months Ended March 31, 2007
Service Cost	$0.5
Interest Cost	1.0
Net Periodic Postretirement Benefit Cost	$1.5

Kinder Morgan Energy Partners

Due to its acquisition of Trans Mountain, Kinder Morgan Energy Partners is a sponsor of pension plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of Canadian statutory limits, and defined contributory plans. Kinder Morgan Energy Partners also provides postretirement benefits other than pensions for retired employees. The combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for each of the first three months of 2008 and 2007 was approximately $0.8 million, recognized ratably over the period. Kinder Morgan Energy Partners expects to contribute approximately $1.1 million to these benefit plans in 2008.

As of March 31, 2008, Kinder Morgan Energy Partners estimates that its overall net 2008 periodic pension and postretirement benefit costs for these plans will be approximately $3.1 million, recognized ratably over the year, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. Kinder Morgan Energy Partners expects to contribute approximately $2.6 million to these benefit plans in 2008.

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

Knight Inc. Form 10-Q

The noncontributory defined benefit pension plan covering the former employees of Kinder Morgan Bulk Terminals is the Knight Inc. Retirement Plan. The benefits under this plan are based primarily upon years of service and final average pensionable earnings; however, benefit accruals were frozen as of December 31, 1998.

As of March 31, 2008, Kinder Morgan Energy Partners estimates no overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2008; however, this estimate could change if a future significant event would require a remeasurement of liabilities. For the first quarter of 2007, Kinder Morgan Energy Partners’ net periodic benefit cost for the SFPP postretirement benefit plan was a credit of approximately $0.1 million. The credit resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. In addition, Kinder Morgan Energy Partners expects to contribute approximately $0.4 million to this postretirement benefit plan in 2008.

11.           Regulatory Matters

The following updates the disclosure in Note 16 to our audited financial statements included in our 2007 Form 10-K with respect to developments that occurred during the three months ended March 31, 2008.

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

On January 9, 2007, the FERC issued an Interim Rule, effective January 9, 2007, in response to the court’s action. In the Interim Rule, the FERC readopted the Standards of Conduct, but revised or clarified with respect to issues that had been appealed to the court. Specifically, the following changes were made:

•	the Standards of Conduct apply only to the relationship between interstate natural gas transmission pipelines and their marketing affiliates, not their energy affiliates;

•	all risk management personnel can be shared;

•	the requirement to post discretionary tariff actions was eliminated (but interstate natural gas pipelines must still maintain a log of discretionary tariff waivers);

•	lawyers providing legal advice may be shared employees; and

•	new interstate natural gas transmission pipelines are not subject to the Standards of Conduct until they commence service.

The FERC clarified that all exemptions and waivers issued under Order No. 2004 remain in effect. On January 18, 2007, the FERC issued a notice of proposed rulemaking seeking comments regarding whether or not the Interim Rule should be made permanent for natural gas transmission providers (“January 18 NOPR”). On March 21, 2007, the FERC issued an Order on Clarification and Rehearing of the Interim Rule that granted clarification that the Standards of Conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such natural gas transmission provider’s pipeline.

On March 21, 2008, as part of an effort to undertake a broader review of the existing Standards of Conduct, the FERC issued a new notice of proposed rulemaking revamping the Standards of Conduct in order to make compliance and enforcement easier, rather than issuing a Final Rule on the January 18 NOPR. The intent of this action is to return to the core principles of the original Standards of Conduct, which established a functional separation between transmission and merchant personnel for natural gas and electric transmission providers. The new NOPR is made up of three rules: independent functioning of transmission function employees from marketing function employees, the no-conduit rule prohibiting the passing and receipt of non-public transmission information, and the transparency rule to detect undue discrimination. Comments on the revised NOPR were filed by numerous parties on May 12, 2008.

Knight Inc. Form 10-Q

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

On March 21, 2008, the FERC issued a Final Rule regarding changes to the Form 2, 2-A and 3Q. The revisions were designed to enhance the forms’ usefulness by updating them to reflect current market and cost information relevant to interstate pipelines and their customers. The rule is effective January 1, 2008 with the filing of the revised Form 3-Q beginning with the first quarter of 2009. The revised Form 2 and 2-A for calendar year 2008 material would be filed by April 30, 2009.

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

Notice of Proposed Rulemaking – Natural Gas Price Transparency

On April 19, 2007, the FERC issued a notice of proposed rulemaking in Docket Nos. RM07-10-000 and AD06-11-000 regarding price transparency provisions of Section 23 of the Natural Gas Act and the Energy Policy Act. In the notice, the FERC proposed to revise its regulations to (i) require that intrastate pipelines post daily the capacities of, and volumes flowing through, their major receipt and delivery points and mainline segments in order to make available the information to track daily flows of natural gas throughout the United States; and (ii) require that buyers and sellers of more than a de minimis volume of natural gas report annual numbers and volumes of relevant transactions to the FERC in order to make possible an estimate of the size of the physical U.S. natural gas market, assess the importance of the use of index pricing in that market, and determine the size of the fixed-price trading market that produces the information. The FERC believes these revisions to its regulations will facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. Initial comments were filed on July 11, 2007 and reply comments were filed on August 23, 2007. In addition, the FERC conducted an informal workshop in this proceeding on July 24, 2007, to discuss implementation and other technical issues associated with the proposals set forth in the notice of proposed rulemaking.

On December 26, 2007, the FERC issued Order No. 704 in this docket implementing only the annual reporting provisions of the notice of proposed rulemaking with minimal changes to the original proposal. The order became effective February 4, 2008. The initial report is due May 1, 2009 for calendar year 2008. Subsequent reports are due by May 1 of each year for the previous calendar year. Order 704 will require most, if not all Kinder Morgan natural gas pipelines to report annual volumes of relevant transactions to the FERC.

In addition, on December 21, 2007, the FERC issued a new notice of proposed rulemaking in Docket No. RM08-2-000 regarding the daily posting provisions that were contained in Docket Nos. RM07-10-000 and AD06-11-000. The new notice of proposed rulemaking proposes to exempt from the daily posting requirements those non-interstate pipelines that (i) flow less than 10 million MMBtus of natural gas per year, (ii) fall entirely upstream of a processing plant, and (iii) deliver more than ninety-five percent (95%) of the natural gas volumes they flow directly to end-users. However, the new notice of

Knight Inc. Form 10-Q

proposed rulemaking expands the proposal to require that both interstate and non-exempt non-interstate pipelines post daily the capacities of, volumes scheduled at, and actual volumes flowing through, their major receipt and delivery points and mainline segments. Initial comments were filed by numerous parties on March 13, 2008. A Technical Conference was held on April 3, 2008. Numerous parties filed reply comments on April 14, 2008. A second technical conference will be held on May 19, 2008.

FERC Equity Return Allowance

On April 17, 2008, the FERC adopted a new policy under Docket No. PL07-2-000 that will allow master limited partnerships to be included in proxy groups for the purpose of determining rates of return for both interstate natural gas and oil pipelines. Additionally, the policy statement concluded that (i) there should be no cap on the level of distributions included in the FERC’s current discounted cash flow methodology; (ii) the Institutional Brokers Estimated System forecasts should remain the basis for the short-term growth forecast used in the discounted cash flow calculation; (iii) there should be an adjustment to the long-term growth rate used to calculate the equity cost of capital for a master limited partnership, specifically the long-term growth rate would be set at 50% of the gross domestic product; and (iv) there should be no modification to the current respective two-thirds and one-third weightings of the short-term and long-term growth factors. Additionally, the FERC decided not to explore other methods for determining a pipeline’s equity cost of capital at this time. The policy statement will govern all future gas and oil rate proceedings involving the establishment of a return on equity, as well as those cases that are currently pending before either the FERC or an administrative law judge.

Notice of Proposed RuleMaking - Rural Onshore Low Stress Hazardous Liquids Pipelines

On September 6, 2006, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA, published a notice of proposed rulemaking (PHMSA 71 FR 52504) that proposed to extend certain threat-focused pipeline safety regulations to rural onshore low-stress hazardous liquid pipelines within a prescribed buffer of previously defined U.S. states. Low-stress hazardous liquid pipelines, except those in populated areas or that cross commercially navigable waterways, have not been subject to the safety regulations in PHMSA 49 CFR Part 195.1. According to the PHMSA, unusually sensitive areas are areas requiring extra protection because of the presence of sole-source drinking water resources, endangered species, or other ecological resources that could be adversely affected by accidents or leaks occurring on hazardous liquid pipelines.

The notice proposed to define a category of “regulated rural onshore low-stress lines” (rural lines operating at or below 20% of specified minimum yield strength, with a diameter of eight and five-eighths inches or greater, located in or within a quarter-mile of a U.S. state) and to require operators of these lines to comply with a threat-focused set of requirements in Part 195 that already apply to other hazardous liquid pipelines. The proposed safety requirements addressed the most common threats—corrosion and third party damage—to the integrity of these rural lines. The proposal is intended to provide additional integrity protection, to avoid significant adverse environmental consequences, and to improve public confidence in the safety of unregulated low-stress lines.

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

On August 9, 2005, the FERC approved the application of Rockies Express Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two pipeline segments), Rockies Express was granted authorization to construct and operate approximately 136 miles of pipeline extending northward from the Meeker Hub, located at the northern end of Kinder Morgan Energy Partners’ TransColorado pipeline system in Rio Blanco County, Colorado, to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County, Colorado (segment 2). Construction of

Knight Inc. Form 10-Q

segments 1 and 2 has been completed, with interim service commencing on segment 1 on February 24, 2006, and full in-service of both segments on February 14, 2007. For phase II, Rockies Express was authorized to construct three compressor stations, referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations went into service in January 2008. Construction of the Big Hole compressor station is planned to commence in the second quarter of 2008, in order to meet an expected in-service date of June 30, 2009.

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ currently certificated facilities, and it will be comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The segment extension proposes to transport approximately 1.5 billion cubic feet per day of natural gas across the following five states: Wyoming, Colorado, Nebraska, Kansas and Missouri. The project will also include certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction commenced on May 21, 2007. Rockies Express began interim service for up to 1.4 billion cubic feet per day of natural gas on the West segment’s first 500 miles of pipe on January 12, 2008. The remainder of the project is expected to be in-service in May 2008, subject to the receipt of all regulatory approvals needed for the as-built pipeline facilities.

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

On September 7, 2007, the FERC issued a Notice of Schedule for Environmental Review for the Rockies Express-East Project, referred to as the posted schedule. Rockies Express has requested that the FERC issue an updated scheduling order to modify the posted schedule for earlier resolution. Without a modification of the posted schedule, Rockies Express has concerns about its ability to complete its project by June 2009. Rockies Express is working closely with the FERC staff and other cooperating agencies to meet a revised schedule that was developed in consultation with the FERC staff at a public meeting convened on September 21, 2007. On November 23, 2007, the FERC issued a draft environmental impact statement for the project, in advance of the posted schedule. Comments on the environmental impact statement, referred to in this report as an EIS, were submitted January 14, 2008, also in advance of the posted schedule. A final EIS was issued on April 11, 2008, in advance of the posted schedule. Based upon a preliminary review of the final EIS, we believe the EIS contains provisions that will result in increased costs and may impact scheduled completion dates. While it is too early to estimate the precise cost impact, we currently believe the cost increase will be no more than 5% - 10% of our most recently reported total Rockies Express Pipeline project estimate of approximately $5 billion.

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company LLC’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” This project provides for the transportation of up to approximately 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing interstate pipeline for delivery to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado. Construction commenced on May 9, 2007, and the project was completed and entered service January 1, 2008.

Kinder Morgan Interstate Gas Transmission Pipeline

On August 6, 2007, Kinder Morgan Interstate Gas Transmission LLC filed, in FERC Docket CP07-430, for regulatory approval to construct and operate a 41-mile, $30 million natural gas pipeline from the Cheyenne Hub to markets in and around Greeley, Colorado. When completed, the Colorado Lateral will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. The FERC issued a draft environmental assessment on the project on January 11, 2008, and comments on the project were received February 11, 2008. On February 21, 2008, the FERC granted the certificate application. Public Service Company of Colorado, a competitor serving markets off the Colorado Lateral, filed a complaint before the State of Colorado Public Utilities Commission against Atmos, the anchor shipper on the project. The Colorado Public Utilities Commission conducted a hearing on April 14, 2008 on the complaint, which is pending a ruling. Public Service Company of Colorado has also requested rehearing of the FERC authorization to construct the jurisdictional facilities and has sought to delay the issuance of certain other approvals to Kinder Morgan Interstate Gas Transmission LLC, pending the ruling in the Colorado complaint proceeding.

Knight Inc. Form 10-Q

On December 21, 2007, Kinder Morgan Interstate Gas Transmission LLC filed, in Docket CP 08-44, for approval to expand its system in Nebraska to serve incremental ethanol and industrial load. No protests to the application were filed and the project was approved by the FERC. Construction commenced on April 9, 2008.

Kinder Morgan Louisiana Pipeline

On September 8, 2006, in FERC Docket No. CP06-449-000, Kinder Morgan Louisiana Pipeline LLC filed an application with the FERC requesting approval to construct and operate the Kinder Morgan Louisiana Pipeline. The natural gas pipeline will extend approximately 135 miles from Cheniere’s Sabine Pass liquefied natural gas terminal in Cameron Parish, Louisiana, to various delivery points in Louisiana and will provide interconnects with many other natural gas pipelines, including NGPL. The project is supported by fully subscribed capacity and long-term customer commitments with Chevron and Total. The entire project cost is approximately $550 million and the project is expected to be in service by January 1, 2009. Also on September 8, 2006, in FERC Docket No. CP06-448-000, NGPL requested authorization to abandon, by long-term operating lease, 200,000 Dth per day of firm capacity to Kinder Morgan Louisiana Pipeline LLC in Cameron Parish, Louisiana, where NGPL will interconnect with the project. On June 22, 2007, the FERC issued an order that granted the abandonment of capacity by NGPL to Kinder Morgan Louisiana Pipeline LLC effective with the in-service date of the Kinder Morgan Louisiana Pipeline facilities.

On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final EIS, which addressed the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts. On June 22, 2007, the FERC issued an order granting construction and operation of the project. Kinder Morgan Louisiana Pipeline officially accepted the order on July 10, 2007. Construction on the project commenced in January 2008.

Midcontinent Express Pipeline

On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile Midcontinent Express Pipeline natural gas transmission system. On February 8, 2008, the FERC issued a draft EIS which stated that the building and operation of the proposed 504-mile Midcontinent Express Pipeline would result in limited adverse environmental impact. A final EIS must be released before the FERC can issue a certificate authorizing construction. Subject to the receipt of regulatory approvals, construction of the pipeline is expected to commence in August 2008 and be in service during the first quarter of 2009.

The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi, and terminate close to the Alabama border, providing capability to transport natural gas supplies to major pipeline interconnects along the route up to its terminus at Transco’s Station 85. The Midcontinent Express Pipeline will have an initial capacity of up to 1.4 billion cubic feet and a total capital cost of approximately $1.3 billion. The pipeline is a 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P.

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

Herscher Galesville Storage Field

On December 7, 2007, NGPL filed an application with the FERC seeking approval to expand its Herscher Galesville storage field in Kankakee County, Illinois to add 10 Bcf of incremental firm storage service for five expansion shippers. The project is fully supported by contracts ranging from 5 to 10 years.

12.         Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the three months ended March 31, 2008. Additional information with respect to these proceedings can

Knight Inc. Form 10-Q

be found in Note 17 to our audited financial statements that were included in our 2007 Form 10-K. This Note also contains a description of any material legal proceedings that were initiated during the three months ended March 31, 2008.

Federal Energy Regulatory Commission Proceedings

Kinder Morgan Energy Partners’ SFPP, L.P. and Calnev Pipe Line LLC subsidiaries are involved in various proceedings before the FERC. The tariffs and rates charged by SFPP and Calnev are subject to numerous ongoing proceedings at the FERC, including shippers’ complaints and protests regarding interstate rates on these pipeline systems. In general, these complaints allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable.

As to SFPP, the issues involved in these proceedings include, among others: (i) whether certain of Kinder Morgan Energy Partners’ Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, referred to in this note as EPAct 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) whether indexed rate increases may become effective without investigation; (iv) the capital structure to be used in computing the “starting rate base” of Kinder Morgan Energy Partners’ Pacific operations; (v) the level of income tax allowance SFPP may include in its rates; and (vi) the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by Kinder Morgan Energy Partners’ Pacific operations.

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

Following are a summary of developments during the first quarter of 2008 and a listing of certain active FERC proceedings pertaining to Kinder Morgan Energy Partners’ Pacific operations:

•	FERC Docket No. OR92-8, et al.—Complainants/Protestants: Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil; Tosco; and Texaco (Ultramar is an intervenor)—Defendant: SFPP
Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All six issues (and others) described four paragraphs above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the United States Court of Appeals for the District of Columbia Circuit, referred to in this note as the D.C. Court, and remanded to the FERC. BP WCP, Chevron, and ExxonMobil requested a hearing before the FERC on remanded grandfathering and income tax allowance issues. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing, and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy, further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order;

•	FERC Docket No. OR92-8-025—Complainants/Protestants: BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP
Proceeding involving shipper complaints against rates charged prior to April 1, 1999 at SFPP’s Watson Station drain-dry facilities; the FERC affirmed an Initial Decision against SFPP concerning reserved settlement issues on reparations. Petition for review filed by SFPP at the D.C. Court;

•	FERC Docket Nos. OR92-8-028, et al.—Complainants/Protestants: BP WCP; ExxonMobil; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP
Proceeding involving shipper complaints against SFPP’s Watson Station rates. A settlement was reached in which SFPP agreed to lower its Watson Station rate and pay refunds for the period between April 1, 1999, and September 1, 2006, when the new rate took effect. The settlement reserved the issue of whether reparations were owed for the period prior to April 1, 1999. On February 12, 2008, the FERC ruled that SFPP owed reparations for shipments prior

Knight Inc. Form 10-Q

to April 1, 1999, and in March 2008, SFPP made the required reparation payments of $23.3 million.

•	FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP
Consolidated proceeding involving shipper complaints against all SFPP rates. All six issues (and others) described four paragraphs above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy and further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying Rehearing regarding certain findings in the December 2007 order;

•	FERC Docket Nos. OR02-4 and OR03-5—Complainant/Protestant: Chevron—Defendant: SFPP
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
The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. The hearing phase is complete, and post-hearing briefs are due in June 2008;

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
Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC has dismissed the complaint and denied rehearing of the dismissal. Petitions for review filed by BP WCP and ExxonMobil at the D.C. Court;

•	FERC Docket No. OR07-4—Complainants/Protestants: BP WCP; Chevron; and ExxonMobil—Defendants: SFPP; Kinder Morgan G.P., Inc.; and Knight Inc.
Complaint alleges that SFPP’s rates are not just and reasonable. Complaint held in abeyance pending resolution at the D.C. Court of, among other things, income tax allowance and grandfathering issues. The D.C. Court issued an opinion on these issues on May 29, 2007, upholding the FERC’s income tax allowance policy. Complainants have withdrawn the portions of the complaint directed to SFPP’s affiliates;

•	FERC Docket Nos. OR07-5 and OR07-7 (consolidated)—Complainants/Protestants: ExxonMobil and Tesoro—Defendants: Calnev; Kinder Morgan G.P., Inc.; and Knight Inc.

Knight Inc. Form 10-Q

Complaints allege that none of Calnev’s current rates are just or reasonable. On July 19, 2007, the FERC accepted and held in abeyance the portion of the complaints against the non-grandfathered portion of Calnev’s rates, dismissed with prejudice the complaints against Calnev’s affiliates, and allowed complainants to file amended complaints regarding the grandfathered portion of Calnev’s rates. ExxonMobil filed a request for rehearing of the dismissal of the complaints against Calnev’s affiliates, which is currently pending before the FERC. Following a FERC decision in December 2007, ExxonMobil and Tesoro filed amended complaints in these dockets, which Calnev answered. The FERC has not acted on the amended complaints. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its complaint in Docket No. OR07-5 and its motion to intervene in Docket No. OR07-7;

•	FERC Docket No. OR07-6—Complainant/Protestant: ConocoPhillips—Defendant: SFPP
Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC dismissed the complaints in Docket Nos. OR07-3 and OR07-6 in a single order, without consolidating the complaints, and denied the request for rehearing of the dismissal filed in Docket No. OR07-3. Although the FERC orders in these dockets have been appealed by certain of the complainants in Docket No. OR07-3, they were not appealed by ConocoPhillips in Docket No. OR07-6. The FERC’s decision in Docket No. OR07-6 is now final;

•	FERC Docket No. OR07-8 (consolidated with Docket No. OR07-11)—Complainant/Protestant: BP WCP—Defendant: SFPP
Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007, which the FERC denied. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations that are ongoing;

•	FERC Docket No. OR07-9—Complainant/Protestant: BP WCP—Defendant: SFPP
Complaint alleges that SFPP’s ultra low sulphur diesel (ULSD) recovery fee violates the filed rate doctrine and that, in any event, the recovery fee is unjust and unreasonable. On July 6, 2007, the FERC dismissed the complaint. BP WCP requested rehearing, which the FERC denied. A petition for review was filed by BP WCP, which was dismissed by the D.C. Court on March 17, 2008;

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
Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations that are ongoing. It is consolidated with the complaint in Docket No. OR07-8;

•	FERC Docket No. OR07-14—Complainants/Protestants: BP WCP and Chevron—Defendants: SFPP; Calnev, and several affiliates
Complaint alleges violations of the Interstate Commerce Act and FERC’s cash management regulations, seeks review of the FERC Form 6 annual reports of SFPP and Calnev, and again requests interim refunds and reparations. The FERC dismissed the complaints, but directed SFPP and Calnev to review their cash management agreements and records to confirm compliance with FERC requirements and to make corrections, if necessary;

•	FERC Docket No. OR07-16—Complainant/Protestant: Tesoro—Defendant: Calnev
Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC dismissed the complaint. A petition for review was filed by Tesoro. A scheduling order for briefs has been issued by the D.C. Court;

•	FERC Docket No. OR07-18—Complainants/Protestants: Airline Complainants; Chevron; and Valero Marketing—Defendant: Calnev
Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. The order also gave complainants 45 days to amend their complaint against the grandfathered portion of Calnev’s rates in light of clarifications provided in the FERC’s order. The FERC has not acted on the amended complaint;

Knight Inc. Form 10-Q

•	FERC Docket No. OR07-19—Complainant/Protestant: ConocoPhillips—Defendant: Calnev
Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order accepting and holding in abeyance the portion of the complaint against the non-grandfathered portion of Calnev’s rates. The order also gave complainant 45 days to amend its complaint against the grandfathered portion of Calnev’s rates in light of clarifications provided in the FERC’s order. The FERC has not acted on the amended complaint;

•	FERC Docket No. OR07-20—Complainant/Protestant: BP WCP—Defendant: SFPP
Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC dismissed the complaint and complainant filed a request for rehearing . Prior to a FERC ruling on the request for rehearing, the parties reached a settlement. In February 2008, FERC accepted a joint offer of settlement that dismisses, with prejudice, the East Line index rate portion of the complaint in OR07-20 for the period from June 1, 2006 through and to November 30, 2007;

•	FERC Docket No. OR07-22—Complainant/Protestant: BP WCP—Defendant: Calnev
Complaint alleges that Calnev’s rates are unjust and unreasonable and that none of Calnev’s rates are grandfathered under EPAct 1992. In December 2007, the FERC issued an order giving complainant 45 days to amend its complaint in light of guidance provided by the FERC. The FERC has not acted on the amended complaint;

•	FERC Docket No. IS05-230 (North Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. Administrative law judge decision pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered on September 18, 2007. The FERC has yet to issue an order on shippers’ motion;

•	FERC Docket No. IS05-327—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Various shippers protested, but the FERC determined that the tariff filings were consistent with its regulations. The FERC denied rehearing. The D.C. Court dismissed a petition for review, citing a lack of jurisdiction to review a decision by the FERC not to order an investigation;

•	FERC Docket No. IS06-283 (East Line rate case)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. In November 2007, the parties submitted a joint offer of settlement which was certified to the FERC in December 2007. In February 2008, as clarified in April 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line Phase I Expansion Tariff. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

•	FERC Docket No. IS06-296—Complainant/Protestant: ExxonMobil—Defendant: Calnev
Calnev increased its interstate rates pursuant to the FERC’s indexing methodology. ExxonMobil protested the indexing adjustment, and the FERC set the proceeding for investigation and hearing. Calnev filed a motion to dismiss that is currently pending before the FERC. This proceeding is currently in abeyance pending ongoing settlement discussions. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS06-296;

•	FERC Docket No. IS06-356—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Various shippers protested, but FERC found the tariff filings consistent with its regulations. FERC has rescinded the index increase for the East Line rates, and SFPP has requested rehearing. The D.C. Court dismissed a petition for review, citing the rehearing request pending before the FERC. On September 20, 2007, the FERC denied SFPP’s request for rehearing. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2006 Index Tariff. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

•	FERC Docket No. IS07-137 (ULSD surcharge)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed tariffs reflecting a ULSD recovery fee on diesel products and a ULSD litigation surcharge, and various shippers protested the tariffs. The FERC accepted, subject to refund, the ULSD recovery fee, rejected the ULSD litigation surcharge, and has held the proceeding in abeyance pending resolution of other proceedings involving SFPP. Chevron and Tesoro filed requests for rehearing, which the FERC denied by operation of law. BP WCP

Knight Inc. Form 10-Q

petitioned the D.C. Court for review of the FERC’s denial, the FERC filed a motion to dismiss, and the D.C. Court granted the FERC’s motion;

•	FERC Docket No. IS07-229—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Two shippers filed protests. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement which, among other things, resolved all protests and complaints related to the East Line 2007 Index Tariff. In April 2008, SFPP certified payments under the settlement agreement;

•	FERC Docket No. IS07-234—Complainants/Protestants: BP WCP and ExxonMobil—Defendant: Calnev
Calnev filed to increase certain rates on its pipeline pursuant to FERC’s indexing methodology. Two shippers protested. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. Calnev and ExxonMobil have reached an agreement in principle to settle this and other dockets. On April 18, 2008, ExxonMobil filed a notice withdrawing its protest in Docket No. IS07-234;

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
Motions seek payment of interim refunds or escrow of funds pending resolution of various complaints and protests involving SFPP. The FERC denied shippers’ refund requests in an order issued on December 26, 2007 in Docket Nos. OR92-8, et al. On March 19, 2008, ConocoPhillips and Tosco filed a Motion for Interim Refund and Reparations Order. SFPP filed a response on April 3, 2008. The FERC has yet to act on the parties’ motion.

In December 2005, SFPP received a FERC order in Docket Nos. OR92-8, et al. and OR96-2, et al. that directed it to submit compliance filings and revised tariffs. In accordance with the FERC’s December 2005 order and its February 2006 order on rehearing, SFPP submitted a compliance filing to the FERC in March 2006, and rate reductions were implemented on May 1, 2006.

In December 2007, as a follow-up to the March 2006 compliance filing, SFPP received a FERC order that directed it to submit revised compliance filings and revised tariffs. In conjunction with this order, Kinder Morgan Energy Partners’ Pacific operations’ other FERC and California Public Utilities Commission rate cases, and other unrelated litigation matters, Kinder Morgan Energy Partners increased its litigation reserves by $140.0 million in the fourth quarter of 2007. We assume that, with respect to SFPP litigation reserves, any reparations and accrued interest thereon will be paid no earlier than the fourth quarter of 2008. In accordance with the FERC’s December 2007 order and its February 2008 order on rehearing, SFPP submitted a compliance filing to the FERC in February 2008, and further rate reductions were implemented on March 1, 2008. We estimate that the impact of the new rates on Kinder Morgan Energy Partners’ 2008 budget will be less than $3.0 million.

In general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two year period prior to the filing of their complaint, and Kinder Morgan Energy Partners’ Pacific operations may be required to reduce the amount of its tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The April 2008 settlements described above totaled $4.5 million, and based on our review of these FERC proceedings, we estimate that as of March 31, 2008, shippers are seeking approximately $267 million in reparation and refund payments and approximately $45 million in additional annual rate reductions.

California Public Utilities Commission Proceedings

On April 7, 1997, ARCO, Mobil and Texaco filed a complaint against SFPP with the California Public Utilities Commission, referred to in this note as the CPUC. The complaint challenges rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and requests prospective rate adjustments and refunds with respect to previously untariffed charges for certain pipeline transportation and related services.

Knight Inc. Form 10-Q

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

Gerald O. Bailey et al. v. Shell Oil Co. et al/Southern District of Texas Lawsuit

Kinder Morgan CO2, Kinder Morgan Energy Partners, L.P. and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the southern district of Texas. Gerald O. Bailey et al. v. Shell Oil Company et al., (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs are asserting claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome Unit. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. have also asserted claims as private relators under the False Claims Act and for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants filed motions for summary judgment on all claims.

Effective March 5, 2007, all defendants and plaintiffs Bridwell Oil Company, the Alicia Bowdle Trust, and the Estate of Margaret Bridwell Bowdle executed a final settlement agreement which provides for the dismissal of these plaintiffs’ claims with prejudice to being refiled. On June 10, 2007, the Houston federal district court entered an order of partial dismissal by which the claims by and against the settling plaintiffs were dismissed with prejudice. The claims asserted by Bailey, Ptasynski, and Gray are not included within the settlement or the order of partial dismissal. Effective April 8, 2008, the Shell and Kinder Morgan defendants and plaintiff Gray entered into an indemnification agreement that provides for the dismissal of Gray’s claims with prejudice.

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey, Ptasynski, and Gray take nothing on their claims.

Knight Inc. Form 10-Q

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

On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico. The Complaint seeks dismissal of the second arbitration on the basis of res judicata. In November 2007, the plaintiff in the arbitration moved to dismiss the defendants’ Complaint on the grounds that the issues presented should be decided by a panel in a second arbitration. In December 2007, the defendants in the arbitration filed a motion seeking summary judgment on their Complaint and dismissal of the second arbitration. No hearing date has been set.

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

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty was originally set for December 10, 2007. In November 2007, the MMS and Kinder Morgan CO2 filed a joint motion to vacate the hearing date and stay the accrual of additional penalties to allow the parties to discuss settlement. In November 2007, the administrative law judge granted the joint motion, stayed accrual of additional penalties for the period from November 6, 2007 to February 18, 2008, and reset the hearing date to March 24, 2008. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008. On February 14, 2008, the parties filed a joint motion seeking to vacate the March 24, 2008 hearing and to stay the accrual of additional penalties to allow the parties to continue their settlement discussions. On March 4, 2008, the administrative law judge granted the joint motion.

Knight Inc. Form 10-Q

Kinder Morgan CO2 disputes the Notice of Noncompliance and Civil Penalty and believes that it has meritorious defenses. Kinder Morgan CO2 contends that use of the Cortez Pipeline tariff as the transportation allowance for purposes of calculating federal royalties was approved by the MMS in 1984. This approval was later affirmed as open-ended by the Interior Board of Land Appeals in the 1990s. Accordingly, Kinder Morgan CO2 has stated to the MMS that its use of the Cortez Pipeline tariff as the approved federal transportation allowance is authorized and proper. Kinder Morgan CO2 also disputes the allegation that it has knowingly or willfully submitted false, inaccurate, or misleading information to the MMS. Kinder Morgan CO2’s use of the Cortez Pipeline tariff as the approved federal transportation allowance has been the subject of extensive discussion between the parties. The MMS was, and is, fully apprised of that fact and of the royalty valuation and payment process followed by Kinder Morgan CO2 generally.

MMS Order to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the MMS. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez Pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR §290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper. On August 8, 2007, Kinder Morgan CO2 received an “Order to Report and Pay Additional Royalties” from the MMS. As alleged in the Colorado Audit Issue Letter, the MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $8.5 million for the period from April 2000 through December 2004. The MMS’s claims underlying the August 2007 Order to Report and Pay are similar to those at issue in the March 2007 Order to Report and Pay. On September 7, 2007, Kinder Morgan CO2 submitted a notice of appeal and statement of reasons in response to the August 2007 Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 CFR §290.100, et seq. Also on September 7, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on September 11, 2007.

The MMS and Kinder Morgan CO2 have agreed to stay the March 2007 and August 2007 Order to Report and Pay proceedings to allow the parties to discuss settlement. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008 and continue to engage in settlement discussions.

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

Prior to the dismissal order on jurisdictional grounds, the Kinder Morgan defendants filed Motions to Dismiss and for Sanctions alleging that Grynberg filed his Complaint without evidentiary support and for an improper purpose. On January 8, 2007, after the dismissal order, the Kinder Morgan defendants also filed a Motion for Attorney Fees under the False Claim Act. On April 24, 2007, the Court held a hearing on the Motions to Dismiss and for Sanctions and the Requests for Attorney Fees. A decision is still pending on the Motions to Dismiss and for Sanctions and the Requests for Attorney Fees.

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

The complaint alleges that CenterPoint Energy, Inc., by and through its affiliates, has artificially inflated the price charged to residential consumers for natural gas that it allegedly purchased from the non-CenterPoint defendants, including the Kinder Morgan defendants. The complaint further alleges that in exchange for CenterPoint’s purchase of such natural gas at above market prices, the non-CenterPoint defendants, including the Kinder Morgan defendants, sell natural gas to CenterPoint’s non-regulated affiliates at prices substantially below market, which affiliates in turn sell such natural gas to commercial and industrial consumers and gas marketers at market price. The complaint purports to assert claims for fraud, unlawful enrichment and civil conspiracy against all of the defendants, and seeks relief in the form of actual, exemplary and punitive damages, interest, and attorneys’ fees. On June 8, 2007, the Arkansas Supreme Court held that the Arkansas Public Service Commission has exclusive jurisdiction over any Arkansas plaintiffs’ claims that consumers were overcharged for gas in Arkansas and mandated that any such claims be dismissed from this lawsuit. On February 14, 2008, the Arkansas Supreme Court clarified its previously issued order and mandated that the trial court dismiss the lawsuit in its entirety. On February 29, 2008, the trial court dismissed the case in its entirety.

Queen City Railcar Litigation

On August 28, 2005, a railcar containing the chemical styrene began leaking styrene gas in Cincinnati, Ohio while en route to Kinder Morgan Energy Partners’ Queen City Terminal. The railcar was sent by the Westlake Chemical Corporation from Louisiana, transported by Indiana & Ohio Railway, and consigned to Westlake at its dedicated storage tank at Queen City Terminals, Inc., a subsidiary of Kinder Morgan Bulk Terminals, Inc. The railcar leak resulted in the evacuation of many residents and the alleged temporary closure of several businesses in the Cincinnati area. A class action complaint and separate suits by the City of Cincinnati and the Estate of George W. Dameron (who opted out of the class settlement) have been settled without admission of fault or liability.

As part of the settlement of the class action claims, the non-Kinder Morgan defendants agreed to settle remaining claims asserted by businesses and obtain a release of such claims favoring all defendants, including Kinder Morgan Energy Partners and its affiliates, subject to the retention by all defendants of their claims against each other for contribution and indemnity. Kinder Morgan Energy Partners expects that a claim will be asserted by other defendants against Kinder Morgan Energy Partners seeking contribution or indemnity for any settlements funded exclusively by other defendants, and Kinder Morgan Energy Partners expects to vigorously defend against any such claims.

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

Knight Inc. Form 10-Q

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

We believe that we conduct our operations in accordance with applicable law. We seek to cooperate with state and federal regulatory authorities in connection with the cleanup of the environment caused by such leaks and ruptures and with any investigations as to the facts and circumstances surrounding the incidents.

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

On May 5, 2005, the California Division of Occupational Safety and Health (“CalOSHA”) issued two civil citations against Kinder Morgan Energy Partners relating to this incident assessing civil fines of approximately $0.1 million based upon its alleged failure to mark the location of the pipeline properly prior to the excavation of the site by the contractor. On March 24, 2008, Kinder Morgan Energy Partners agreed to a settlement with CalOSHA by which the two citations would be reduced to two “unclassified” violations of the CalOSHA regulations and Kinder Morgan Energy Partners would pay a fine of $140,000. The settlement is currently awaiting approval by the CalOSHA Appeals Board.

On June 27, 2005, the Office of the California State Fire Marshal, Pipeline Safety Division, referred to in this report as the CSFM, issued a notice of violation against Kinder Morgan Energy Partners, which also alleged that it did not properly mark the location of the pipeline in violation of state and federal regulations. The CSFM assessed a proposed civil penalty of $0.5 million. Kinder Morgan Energy Partners has reached an agreement in principle with the CSFM to settle the proposed civil penalty for $325,000 with no admission of liability.

Knight Inc. Form 10-Q

As a result of the accident, nineteen separate lawsuits were filed. The majority of the cases were personal injury and wrongful death actions that alleged, among other things, that SFPP/Kinder Morgan Energy Partners failed to properly field mark the area where the accident occurred.

Following court ordered mediation, the Kinder Morgan Energy Partners defendants have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. The only remaining civil case is a claim for equitable indemnity by an engineering company defendant against Kinder Morgan G.P. Services Co., Inc. Kinder Morgan Energy Partners anticipates filing a motion to dismiss this remaining case.

EPA Notice of Proposed Debarment

On August 21, 2007, SFPP received a Notice of Proposed Debarment issued by the United States Environmental Protection Agency, referred to in this report as the EPA. Pursuant to the Notice, the Suspension and Debarment Division of the EPA is proposing to debar SFPP from participation in future Federal contracts and assistance activities for a period of three years. The purported basis for the proposed debarment is SFPP’s April 2005 agreement with the California Attorney General and the District Attorney of Solano County, California to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel, and the failure to provide timely notice of a threatened discharge to appropriate state agencies, in connection with the April 28, 2004 spill of diesel fuel into a marsh near Cordelia, California. SFPP believes that the proposed debarment is factually and legally unwarranted and intends to contest it. In addition, SFPP is currently engaged in discussions with the EPA to attempt to resolve this matter. Based upon the discussions to date, we believe that this matter will be withdrawn by the EPA and will not result in the debarment or suspension of SFPP.

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

Rockies Express Pipeline LLC Wyoming Construction Incident

On November 11, 2006, a bulldozer operated by an employee of Associated Pipe Line Contractors, Inc., (a third-party contractor to Rockies Express Pipeline LLC, referred to in this note as REX), struck an existing subsurface natural gas pipeline owned by Wyoming Interstate Company, a subsidiary of El Paso Pipeline Group. The pipeline was ruptured, resulting in an explosion and fire. The incident occurred in a rural area approximately nine miles southwest of Cheyenne, Wyoming. The incident resulted in one fatality (the operator of the bulldozer) and there were no other reported injuries. The cause of the incident is under investigation by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA. In March 2008, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to El Paso Corporation in which it concluded that El Paso failed to comply with federal law and its internal policies and procedures regarding protection of its pipeline, resulting in this incident. To date, the PHMSA has not issued any NOPV’s to REX, and we do not expect that it will do so. Immediately following the incident, REX and El Paso Pipeline Group reached an agreement on a set of additional enhanced safety protocols designed to prevent the reoccurrence of such an incident.

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against Kinder Morgan Energy Partners, REX and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. Kinder Morgan Energy Partners has asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. On March 25, 2008, Kinder Morgan Energy Partners entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against Kinder Morgan Energy Partners, REX and its contractors. Kinder Morgan Energy Partners was indemnified for the full amount of this settlement by one of REX’s contractors. The parties are currently engaged in discovery on the remaining claims. We do not expect the cost of any settlement or eventual judgment, if any, to be material.

Knight Inc. Form 10-Q

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

Although Plantation does not believe that penalties are warranted, it is engaging in settlement discussions with the EPA regarding a potential civil penalty for the November 2006 release as part of broader settlement negotiations with the EPA regarding this spill and two other historic releases from Plantation, including a February 2003 release near Hull, Georgia. Plantation has reached an agreement in principle with the Department of Justice and the EPA for all four releases for approximately $0.7 million, plus some additional work to be performed to prevent future releases. The parties are negotiating a consent decree. Although it is not possible to predict the ultimate outcome, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

In addition, in April 2007, during pipeline maintenance activities near Charlotte, North Carolina, Plantation discovered the presence of historical soil contamination near the pipeline, and reported the presence of impacted soils to the NCDENR. Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination, which appears to be from an historical turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single-family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation has reached a settlement in principle with the builder of the residential subdivision in the amount of $0.2 million and the parties are working to negotiate a final settlement agreement. Plantation continues to negotiate with the owner of the property to address any potential claims that it may bring.

Barstow, California

The United States Department of Navy has alleged that historical releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from Calnev’s Barstow terminal have (i) migrated underneath the Navy’s Marine Corps Logistics Base (the “MCLB”) in Barstow; (ii) impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev, and (iii) could affect the MCLB’s water supply system. Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, we are working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus perform other work to ensure protection of the Navy’s existing treatment system and water supply.

Oil Spill Near Westridge Terminal, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within Kinder Morgan Energy Partners’ Trans Mountain pipeline system near its Westridge terminal in Burnaby, BC, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, Kinder Morgan Energy Partners initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the BC Ministry of Environment, the National Energy Board, and the National Transportation Safety Board. Cleanup and environmental remediation is nearly complete. The incident is currently under investigation by Federal and Provincial agencies. We do not expect this matter to have a material adverse impact on our financial position, results of operations or cash flows.

On December 20, 2007, Kinder Morgan Energy Partners initiated a lawsuit entitled Trans Mountain Pipeline LP, Trans Mountain Pipeline Inc. and Kinder Morgan Canada Inc. v. The City of Burnaby, et al., Supreme Court of British Columbia, Vancouver Registry No. S078716. The suit alleges that the City of Burnaby and its agents are liable for damages including, but not limited to, all costs and expenses incurred by Kinder Morgan Energy Partners as a result of the rupture of the pipeline and subsequent release of crude oil. Defendants have denied liability and discovery has begun.

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

Knight Inc. Form 10-Q

Environmental Matters

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. Kinder Morgan Energy Partners filed its answer to the complaint on June 27, 2003, in which it denied ExxonMobil’s claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000 and later owned by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state’s cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals’ storage of a fuel additive, MTBE, at the terminal during GATX Terminals’ ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to Kinder Morgan Energy Partners, GATX Terminals’ indemnification obligations, if any, to ST Services may have passed to Kinder Morgan Energy Partners. Consequently, at issue is any indemnification obligation Kinder Morgan Energy Partners may owe to ST Services for environmental remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation with respect to the claims set out in the lawsuit. The next mediation is set for mid-June 2008.

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against Exxon Mobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. Both Exxon Mobil and Kinder Morgan Energy Partners filed third-party complaints against ST Services seeking to bring ST Services into the case. ST Services filed motions to dismiss the third-party complaints. Recently, the court denied ST Services’ motions to dismiss and ST Services is now joined in the case. Defendants will now file their answers in the case. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by Exxon Mobil against GATX Terminals, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations GATX Terminals and therefore, Kinder Morgan Liquids Terminals, owes to ST Services. ST Services is the current owner and operator at the facility. The court may consolidate the two cases.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against Kinder Morgan Energy Partners and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historical operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, Kinder Morgan Energy Partners removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, Kinder Morgan Energy Partners filed a Motion to Dismiss all counts of the Complaint. The court denied in part and granted in part the Motion to Dismiss and gave the city leave to amend their complaint. Recently, the city submitted its Amended Complaint and SFPP is considering filing another Motion to Dismiss. To the extent any claims survive the Motion to Dismiss, Kinder Morgan Energy Partners intends to vigorously defend against the claims asserted in the complaint. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We do not expect the cost of any settlement and remediation to be material.

Portland Harbor DOJ/EPA Investigation

In April 2008, Kinder Morgan Energy Partners reached an agreement in principle with the United States Attorney’s office for the District of Oregon and the United States Department of Justice regarding a former employee’s involvement in the improper disposal of potash (potassium chloride) into the Pacific Ocean in August 2003 at Kinder Morgan Energy Partners’ Portland, Oregon bulk terminal facility. The incident involved an employee making arrangements to have a customer’s

Knight Inc. Form 10-Q

shipment of potash, which had become wet and no longer met specifications for commercial use, improperly disposed of at sea without a permit.

Kinder Morgan Energy Partners has fully cooperated with the government’s investigation and promptly adopted measures at the terminal to avoid future incidents of this nature. To settle the matter, Kinder Morgan Energy Partners has agreed in principle to enter a plea to a criminal violation of the Ocean Dumping Act, pay a fine of approximately $0.2 million, and make a community service payment of approximately $0.1 million to the Oregon Governor’s Fund for the Environment. As part of the agreement in principle, the government and Kinder Morgan Energy Partners acknowledge in a statement of fact to be filed with the court that (i) no harm was done to the environment; (ii) the former employee’s actions constituted a violation of company policy; (iii) Kinder Morgan Energy Partners did not benefit financially from the incident; and (iv) no personnel outside of the Portland terminal either approved or had any knowledge of the former employee’s arrangements.

Louisiana Department of Environmental Quality Settlement

After conducting a voluntary compliance self-audit in April 2006, Kinder Morgan Energy Partners voluntarily disclosed certain findings from the audit related to compliance with environmental regulations and permits at Kinder Morgan Energy Partners’ Harvey and St. Gabriel Terminals to the Louisiana Department of Environmental Quality, referred to in this report as the LDEQ. Following further discussion between the LDEQ and Kinder Morgan Energy Partners, in August 2007, the LDEQ issued a Consolidated Compliance Order and Notice of Potential Penalty for each of the two facilities. Kinder Morgan Energy Partners and the LDEQ have reached agreement on a proposed settlement agreement under which Kinder Morgan Energy Partners agrees to finalize certain work, which it has already undertaken to ensure compliance with the environmental regulations at these two facilities, and to pay a penalty of $0.3 million. The settlement was finalized and the case is resolved.

Polychlorinated Biphenyls (“PCBs”)-related Requests

In August 2007 and October 2007, NGPL and Knight Inc. received information requests from the Illinois Attorney General’s Office and the EPA, respectively, regarding the presence of PCBs in natural gas transmission lines in Illinois and Missouri. We have responded to these requests. No proceeding or enforcement actions have been initiated.

In December 2007, a customer requested that NGPL reimburse it for its costs and related expenses incurred in connection with the clean up of PCBs in the customer’s system. NGPL has evaluated the request and reached a settlement with the customer on April 23, 2008 to reimburse it for certain costs. This reimbursement did not have a material adverse effect on us.

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

In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide. See “Pipeline Integrity and Releases,” above for additional information with respect to ruptures and leaks from our pipelines.

Knight Inc. Form 10-Q

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of March 31, 2008, we have accrued an environmental reserve of $96.2 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. As of December 31, 2007, our environmental reserve totaled $102.6 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology. Associated with the environmental reserve, we have recorded a receivable of $37.9 million and $38.0 million as of March 31, 2008 and December 31, 2007, respectively, for expected cost recoveries that have been deemed probable.

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

Knight Inc. Form 10-Q

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

Express Pipeline System – Oil Spill in Montgomery County, Missouri

On September 6, 2007, the Platte Pipeline, a crude oil pipeline in which we indirectly own a one-third interest and one of our subsidiaries operates, and which comprises a portion of our Express Pipeline System business segment, experienced a release of approximately 4,769 barrels of crude oil in a rural area in Montgomery County, Missouri. The released product did not ignite and there were no deaths or injuries. The pipeline was shut down, but was restarted following the repair with a voluntary operating pressure restriction. The majority of the released product was contained in a man-made pond. Clean up efforts are complete and we have submitted an application under the regulations of the Missouri Department of Natural Resources’ Voluntary Clean-up Program. On September 13, 2007, the PHMSA issued a Corrective Action Order requiring us to take certain actions including the pressure reduction to which we had already agreed. We have appealed that order and requested extensions of time to complete certain of the required activities. Although the internal and external investigations into the cause of the release are ongoing and no assurances can be made, based on available information, we believe that the ultimate resolution of this matter with PHMSA and the impacted landowners will not have a material adverse impact on our business, financial position or cash flows.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of March 31, 2008 and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $225.8 million and $249.4 million, respectively. The reserve is primarily related to various claims from lawsuits arising from Kinder Morgan Energy Partners’ Pacific operations’ pipeline transportation rates, discussed above, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

13.         Recent Accounting Pronouncements

SFAS No. 157

For information on SFAS No. 157, see Note 9, “Accounting for Derivative Instruments and Hedging Activities” under the heading “SFAS No. 157.”

SFAS No. 159

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

This Statement was adopted by us effective January 1, 2008, at which time no financial assets or liabilities, not previously required to be recorded at fair value by other authoritative literature, were designated to be recorded at fair value. As such, the adoption of this Statement did not have any impact on our financial statements.

Knight Inc. Form 10-Q

SFAS 141(R)

On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control.

Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. We are currently reviewing the effects of this Statement.

SFAS No. 160

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement changes the accounting and reporting for noncontrolling interests in consolidated financial statements. A noncontrolling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently and similarly—as equity transactions.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not permitted. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We are currently reviewing the effects of this Statement.

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, among other things, (i) a tabular summary of the fair value of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk–related to provide more information regarding an entity’s liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). Early application is encouraged. We are currently reviewing the effects of this Statement.

EITF 07-4

In March 2008, the Emerging Issues Task Force reached a consensus on Issue No. 07-4, or EITF 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. EITF 07-4 provides guidance for how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights.

Knight Inc. Form 10-Q

This Issue is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for Kinder Morgan Energy Partners), and interim periods within those fiscal years. Earlier application is not permitted, and the guidance in this Issue is to be applied retrospectively for all financial statements presented. We are currently reviewing the effects of this Issue.

FSP No. FAS 142-3

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for us), and interim periods within those fiscal years. Early adoption is prohibited. We are currently reviewing the effects of this FSP.

Knight Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes.

We are an energy infrastructure provider through our direct ownership and operation of energy-related assets, and through our ownership interests in and operation of Kinder Morgan Energy Partners. Our strategy and focus continues to be on ownership of fee-based energy-related assets that are core to the energy infrastructure of North America and serve growing markets. These assets tend to have relatively stable cash flows while presenting us with opportunities to expand our facilities to serve additional customers and nearby markets. We evaluate the performance of our investment in these assets using, among other measures, segment earnings before depreciation, depletion and amortization.

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

As a result of our adoption of a new basis of accounting, amounts in this discussion and analysis and in the accompanying interim Consolidated Financial Statements for dates and periods prior to the closing of the Going Private transaction are labeled “Predecessor Company” (and reflect the historical basis of accounting for our assets and liabilities), while amounts for dates and periods after the closing are labeled “Successor Company” (and reflect the new basis of accounting for our assets and liabilities). Additional information on the Going Private transaction and its effect on our financial information is contained in Note 1(A) of the accompanying Notes to Consolidated Financial Statements.

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. and its consolidated subsidiaries, including Kinder Morgan Energy Partners, L.P., both before and after the Going Private transaction. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries, a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests and whose transactions and balances are consolidated with ours.

In February 2007, we entered into a definitive agreement to sell our Canada-based retail natural gas distribution operations to Fortis Inc., for approximately C$3.7 billion including cash and assumed debt, and as a result of a redetermination of fair value in light of this proposed sale, we recorded an estimated goodwill impairment charge of approximately $650.5 million in the fourth quarter of 2006. This sale was completed in May 2007. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In March 2007, we entered into an agreement to sell the Corridor Pipeline System to Inter Pipeline Fund in Canada for approximately C$760 million, including debt. This sale was completed in June 2007. Inter Pipeline Fund also assumed all of the debt associated with the expansion taking place on Corridor at the time of the sale. Also in March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. In December 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment at a price equivalent to a total enterprise value of approximately $5.9 billion, subject to certain adjustments (see Note 5) of the accompanying Notes to Consolidated Financial Statements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the Terasen Gas, Corridor and Kinder Morgan Retail operations have been reclassified to discontinued operations for all periods presented, and 80% of the assets and liabilities associated with the NGPL business segment are included in assets and liabilities held for sale captions, with the remaining 20% included in the investment caption in the accompanying interim Consolidated Balance Sheet at December 31, 2007. Refer to the heading “Discontinued Operations” included elsewhere in Management’s Discussion and Analysis for additional information regarding discontinued operations.

Knight Inc. Form 10-Q

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for approximately $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington. An impairment of the Trans Mountain pipeline system was recorded in the first quarter of 2007; see Note 1(C) of the accompanying Notes to Consolidated Financial Statements.

Effective as of January 1, 2006, Kinder Morgan Energy Partners and its consolidated subsidiaries are included as consolidated subsidiaries of Knight Inc. in our consolidated financial statements. Accordingly, their accounts, balances and results of operations are included in our consolidated financial statements for periods beginning on and after January 1, 2006. Notwithstanding the consolidation of Kinder Morgan Energy Partners and its subsidiaries into our financial statements pursuant to EITF 04-5, we are not liable for, and our assets are not available to satisfy, the obligations of Kinder Morgan Energy Partners and/or its subsidiaries and vice versa. Responsibility for payments of obligations reflected in our or Kinder Morgan Energy Partners’ financial statements is a legal determination based on the entity that incurs the liability. The determination of responsibility for payment among entities in our consolidated group of subsidiaries was not impacted by the adoption of EITF 04-5.

Our adoption of a new basis of accounting for our assets and liabilities as a result of the Going Private transaction, the reclassification of the financial results of our retail natural gas distribution and related operations and our Corridor operations, the impairment of goodwill described above, other acquisitions and divestitures (including the transfer of certain assets to Kinder Morgan Energy Partners) among other factors affect comparisons of our financial position and results of operations between certain periods.

On November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale occurred on January 25, 2008, effective January 1, 2008, and we received net proceeds of $63.1 million.

To convert December 31, 2007 balances denominated in Canadian dollars to U.S. dollars, we used the December 31, 2007 Bank of Canada exchange rate of 1.012 U.S. dollars per Canadian dollar. To convert March 31, 2008 balances denominated in Canadian dollars to U.S. dollars, we used the March 31, 2008 Bank of Canada exchange rate of 0.9729 U.S. dollars per Canadian dollar.

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2007, including the Consolidated Financial Statements, related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax balances, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Additional information regarding our critical accounting policies and estimates can be found in our 2007 Form 10-K. There have been no significant changes in these policies and estimates during the first three months of 2008.

New Basis of Accounting

The Going Private transaction was accounted for as a purchase business combination and, as a result of the application of the Securities and Exchange Commission’s “push-down” accounting requirements, this transaction has resulted in our adoption of a new basis of accounting for our assets and liabilities. Accordingly, our assets and liabilities have been recorded at their

Knight Inc. Form 10-Q

estimated fair values as of the date of the completion of the Going Private transaction, with the excess of the purchase price over these combined fair values recorded as goodwill. As with all purchase accounting transactions, the preliminary allocation of purchase price will be adjusted (some of which adjustments may be significant) during an allocation period as better or more complete information becomes available.

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

Consolidated Financial Results

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$96.0	$160.3
Power	2.1	5.7
Express	4.0	3.6
Products Pipelines – KMP	140.3	133.7
Natural Gas Pipelines – KMP	188.4	134.7
CO2 – KMP	233.3	125.4
Terminals – KMP	125.8	100.5
Trans Mountain – KMP	30.2	(358.2)
Segment Earnings before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	820.1	305.7
Depreciation, Depletion and Amortization Expense	(218.1)	(153.0)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.4)
Interest and Corporate Expenses, Net	(416.7)	(318.2)
Income (Loss) From Continuing Operations Before Income Taxes[1]	183.9	(166.9)
Income Taxes[1]	(78.1)	(78.7)
Income (Loss) From Continuing Operations	105.8	(245.6)
(Loss) Income From Discontinued Operations, Net of Tax	(0.1)	233.2
Net Income (Loss)	$105.7	$(12.4)
____________
[1]	Income taxes of Kinder Morgan Energy Partners of $9.0 million for each of the three-month periods ended March 31, 2008 and 2007, are included in segment earnings.

The comparability of certain portions of our results between periods is affected by, among other things, the application of the purchase method of accounting to the May 30, 2007 Going Private transaction and $4.8 billion in related incremental debt. The principal effects on comparability resulting from this application of the purchase method occur within the captions  “Segment Earnings before DD&A,” “Depreciation, Depletion and Amortization Expense” and “Interest and Corporate Expenses, Net” in the table above. The comparability of Segment Earnings before DD&A between periods is not significantly affected by the application of the purchase method of accounting for the Going Private transaction except for our CO2 – KMP segment. The impacts of the purchase method of accounting on Segment Earnings before DD&A relate primarily to the revaluation of the Accumulated Other Comprehensive Income related to derivatives accounted for as hedges in our CO2 – KMP and Natural Gas Pipelines – KMP segments. Where there is an impact to Segment Earnings before DD&A from the Going Private transaction, the impact is described. The effects on Depreciation, Depletion and Amortization Expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to depreciation, depletion and amortization expense in periods subsequent to May 30, 2007. The purchase accounting effects on Interest and Corporate Expenses, Net result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Knight Inc. Form 10-Q

Our income from continuing operations for the three months ended March 31, 2008 was $105.8 million. Our loss from continuing operations for the three months ended March 31, 2007 was $245.6 million. Increase in segment earnings before depreciation, depletion and amortization expense was principally due to (i) a $377.1 million goodwill impairment charges associated with the Trans Mountain Pipeline in 2007 and (ii) increased 2008 earnings in all of our business segments except NGPL and Power. This positive impact was partially offset by (i) increased depreciation, depletion and amortization expense in 2008 due principally to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction and (ii) increased 2008 interest expense resulting from (1) increased debt levels, including the additional debt incurred in the Going Private transaction and (2) higher interest rates and (iii) higher minority interest expense. Including the effects of discontinued operations, our net income for the three months ended March 31, 2008 was $105.7 million and our net loss was $12.4 million for the three months ended March 31, 2007. Please refer to the individual business segment discussions included elsewhere in this management’s discussion and analysis for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,” “Income Taxes – Continuing Operations” and “Discontinued Operations,” also included elsewhere herein, for additional information regarding these items.

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In June 2007, we completed the sale of the Corridor Pipeline System to Inter Pipeline Fund. As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also were reported in the Kinder Morgan Canada business segment in previous periods, are now reported in the segment referred to as “Express.” In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the sale of the North System and also its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in this management’s discussion and analysis for additional information regarding discontinued operations. On February 15, 2008, we sold an 80% ownership interest in our NGPL business segment to Myria, at a price equivalent to a total enterprise value of approximately $5.9 billion, subject to certain adjustments. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC, formerly MidCon Corp, which is the parent of NGPL. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group. As a result of the sale, beginning February 15, 2008, we account for the NGPL business segment’s earnings derived from our 20% ownership interest under the equity method.

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

Natural Gas Pipeline Company of America and certain affiliates

The ownership and operation of a major interstate natural gas pipeline and storage system until February 14, 2008, after which time an equity method investment ; see Note 5 of the accompanying Notes to Consolidated Financial Statements.

Natural Gas Pipeline Company of America, or NGPL

Knight Inc. Form 10-Q

Power Generation
The ownership and operation of natural gas-fired electric generation facilities. Our principal remaining power assets were sold in January 2008; see Note 5 of the accompanying Notes to Consolidated Financial Statements.

Power
Express Pipeline System	The ownership of a one-third interest in the Express and Platte Pipelines, a crude pipeline system, which investment we account for under the equity method, and certain related entities	Express
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

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 1 of Notes to Consolidated Financial Statements included in our originally filed 2007 Form 10-K. Certain items included in earnings from continuing operations are either not allocated to business segments or are not considered by management in its evaluation of business segment performance. In general, the items not included in segment results are interest expense, general and administrative expenses and depreciation, depletion and amortization expenses (“DD&A”). In addition, for our business segments that are not also business segments of Kinder Morgan Energy Partners (currently the NGPL, Power and Express business segments), certain items included in “Other Income and (Expenses)” and income taxes are not included in segment results. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we use as a result of the Going Private transaction. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important

Knight Inc. Form 10-Q

measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. In addition, for our business segments that are also business segments of Kinder Morgan Energy Partners, we use segment earnings before depreciation, depletion and amortization expenses (referred to in this report as EBDA) internally as a measure of profit and loss for evaluating business segment performance and for deciding how to allocate resources to these business segments. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

As discussed in Note 5 of the accompanying Notes to Consolidated Financial Statements, on December 10, 2007, we entered into a definitive agreement to sell an 80% ownership interest in our NGPL business segment to Myria Acquisition Inc., for approximately $2.9 billion, subject to certain adjustments. We also received $3.0 billion of cash previously held in escrow related to a notes offering in December 2007, the net proceeds of which were distributed to us as repayment of intercompany indebtedness and as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NPLG PipeCo LLC, formerly MidCon Corp, which is the parent of NGPL. The closing of the sale occurred on February 15, 2008. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is comprised of a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group. As a result of the sale, beginning February 15, 2008, we account for the NGPL business segment’s earnings derived from our 20% ownership interest under the equity method.

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Segment Earnings Before DD&A	$96.0	$160.3

Please refer to our 2007 Form 10-K for additional information regarding NGPL.

Power

As discussed in Note 5 of the accompanying Notes to Consolidated Financial Statements, on November 20, 2007, we entered into a definitive agreement to sell our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale occurred on January 25, 2008 effective January 1, 2008, and we received net proceeds of $63.1 million.

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Operating Revenues	$7.5	$11.6
Operating Expenses and Minority Interests	(5.4)	(9.1)
Equity in Earnings of Thermo Cogeneration Partnership	-	3.2
Segment Earnings Before DD&A	$2.1	$5.7

Power’s segment earnings before DD&A decreased from $5.7 million in the first quarter of 2007 to $2.1 million in the first quarter of 2008, a decrease of $3.6 million (63%). This decrease was principally the result of a $4.5 million decrease in earnings before DD&A related to the power assets sold in January 2008. This negative impact was partially offset by a $1.5 million decrease in operating expenses related to a property tax settlement received in 2008.

Please refer to our 2007 Form 10-K for additional information regarding Power.

Knight Inc. Form 10-Q

Express

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Segment Earnings Before DD&A	$4.0	$3.6

Express’ segment earnings before DD&A increased from $3.6 million in the three months ended March 31, 2007 to $4.0 million in the three months ended March 31, 2008, an increase of $0.4 million (11%) primarily due to additional short-term transportation contracts.

Please refer to our 2007 Form 10-K for additional information regarding Express.

Products Pipelines – KMP

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Operating Revenues	$198.3	$197.1
Operating Expenses	(62.4)	(68.0)
Other Income (Expense)	-	(0.5)
Earnings from Equity Investments	4.8	6.8
Interest Income and Other Income (Expense), Net[1]	0.5	1.1
Income Taxes	(0.9)	(2.8)
Segment Earnings Before DD&A	$140.3	$133.7

Operating Statistics:
Gasoline (MMBbl)	97.8	107.2
Diesel Fuel (MMBbl)	38.6	38.2
Jet Fuel (MMBbl)	29.7	30.2
Total Refined Product Volumes (MMBbl)	166.1	175.6
Natural Gas Liquids (MMBbl)	6.9	9.6
Total Delivery Volumes (MMBbl)[2]	173.0	185.2
____________
[1]	2008 amounts include a decrease in income of $0.8 million, resulting from unrealized foreign currency losses on long-term debt transactions.
[2]	Includes Pacific, Plantation, CALNEV, Central Florida, Cochin and Cypress pipeline volumes.

As discussed in Note 6 of the accompanying Notes to Consolidated Financial Statements, on October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale are eight propane truck-loading terminals, located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets were previously included in the Products Pipelines – KMP business segment. In the first quarter of 2008, Kinder Morgan Energy Partners paid $2.4 million to ONEOK Partners, L.P. to fully settle both the sale of working capital items and the allocation of pre-acquisition investee distributions, and to partially settle the sale of liquids inventory balances. Final settlement of all outstanding issues with the buyer and book balances are expected to occur in the second quarter of 2008. The North System business was accounted for as a discontinued operation pursuant to generally accepted accounting principles, which require that the income statement be formatted to separate the divested business from our continuing operations.

Following is information related to the increases and decreases, in the same comparable periods of 2008 and 2007, of the segment’s (i) remaining changes to earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Knight Inc. Form 10-Q

Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Cochin Pipeline System	$(0.5)	(5)%	(6.8)	(32)%
Pacific operations	3.2	5%	3.1	3%
Southeast Terminals	2.4	26%	1.6	9%
Central Florida Pipeline	0.8	9%	0.4	4%
All others (including eliminations)	1.5	3%	2.9	5%
Total Products Pipelines	$7.4	6%	$1.2	1%

The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses and revenues were due to all of the assets in the Products Pipelines business segment except Cochin pipeline system, produced both higher earnings before depreciation, depletion and amortization expenses and higher revenues in the first quarter of 2008, when compared to the same quarter last year, with the largest dollar increases coming from the Pacific operations, the Southeast liquids terminal operations, and the Central Florida Pipeline.

The decrease in earnings and revenues from Cochin were largely attributable to lower propane volumes in 2008; however, Kinder Morgan Energy Partners believe going-forward the issue will be largely mitigated through the implementation of a shipper provided line fill program that began April 1, 2008.

The Pacific operations’ $3.2 million (5%) increase in earnings before depreciation, depletion and amortization expenses was largely revenue related, resulting from a $3.1 million (3%) increase in operating revenues in the first quarter of 2008, when compared to the same quarter last year. The increase was driven by higher average tariff rates, in the first quarter of 2008, on refined products deliveries to Arizona and to various West Coast military bases (due to a more favorable mix of higher-rate East Line volumes versus lower-rate West Line volumes). The Pacific operations also benefited from lower fuel and power expenses in the first quarter of 2008, when compared to first quarter of 2007, due largely to an almost 2% drop in total mainline delivery volumes, mostly related to lower volumes of gasoline transported in the first quarter of 2008.

The period-to-period earnings increase from the Southeast terminal operations was driven by improved margins on inventory sales and by terminal revenues, due to an over 2% increase in throughput volumes in the first quarter of 2008, versus the first quarter of 2007. The increase in earnings from the Central Florida Pipeline was driven by both a 4% increase in operating revenues in the first quarter of 2008, attributable to a mid-year 2007 tariff rate increase on product deliveries, and by lower operating expenses, largely related to higher environmental expenses recognized in the first quarter of 2007 due to adjustments to accrued environmental liabilities.

Combining all of the segment’s operations, revenues from refined petroleum products deliveries increased 3.5%, while total products delivery volumes decreased 5.4%, when compared to the first quarter of 2007. Excluding Plantation, which continued to be impacted by a competing pipeline, total refined products delivery volumes decreased 1.9% in the first quarter of 2008 versus the first quarter last year. Total gasoline delivery volumes decreased 8.7% (primarily on Plantation), diesel volumes increased 1.1%, and jet fuel volumes decreased 1.5%, respectively, in the first quarter of 2008 compared to the first quarter of 2007. While down overall in 2008, due to Plantation, commercial jet fuel volumes increased quarter-to-quarter on the Central Florida, Calnev and Pacific operations’ pipelines. The 28% decrease in natural gas liquids delivery volumes in the first quarter of 2008 were chiefly due to lower propane deliveries on the Cochin Pipeline.

Please refer to our 2007 Form 10-K for additional information regarding Product Pipelines - KMP.

Knight Inc. Form 10-Q

Natural Gas Pipelines – KMP

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Operating Revenues	$1,912.5	$1,535.4
Operating Expenses[1]	(1,744.9)	(1,405.7)
Other Income (Expense)	-	-
Earnings from Equity Investments[2]	23.5	6.4
Interest Income and Other Income (Expense), Net	0.2	-
Income Tax Benefit (Expense)	(2.9)	(1.4)
Segment Earnings Before DD&A	$188.4	$134.7

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[3]	495.4	405.0
Natural Gas Sales Volumes (Trillion Btus)[4]	215.0	209.0
___________
[1]
2008 amount includes a $0.2 million increase in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements).

[2]	2007 amount includes a $1.0 million increase in expense associated with Kinder Morgan Energy Partners’ portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.
[3]
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, and Texas intrastate natural gas pipeline group pipeline volumes.

[4]	Represents Texas intrastate natural gas pipeline group.

Driven by higher natural gas transmission and storage revenues, the Natural Gas Pipelines - KMP business segment reported a 40% increase in earnings before depreciation, depletion and amortization expenses for the first quarter of 2008, when compared to last year’s first quarter. As described in footnote 2 to the table above, the Natural Gas Pipelines business segment’s earnings before depreciation, depletion and amortization expenses included a $1.0 million loss in equity earnings from Kinder Morgan Energy Partners’ 49% interest in the net income of Red Cedar Gathering Company. The loss represented Kinder Morgan Energy Partners’ share of Red Cedar’s approximate $2.0 million loss from the early extinguishment of debt, representing the excess of the price Red Cedar paid to repurchase and retire the principal amount of $31.4 million of its senior notes in March 2007.

The net effect of the certain other items described in the footnotes to the table above resulted in a $1.2 million increase in the segment’s earnings before depreciation, depletion and amortization for the three months ended March 31, 2008, when compared to the same period of 2007.

Following is information related to the quarter-to-quarter increases and decreases of the segment’s (i) earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (EBDA); and (ii) operating revenues:

Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Texas Intrastate Natural Gas Pipeline Group	$32.0	41%	$355.9	25%
Rockies Express Pipeline	16.8	1,006%	—	—%
TransColorado Pipeline	3.2	30%	3.7	30%
All Others	0.5	1%	19.9	28%
Intrasegment Eliminations	—	—	(2.4)	(901)%
Total Natural Gas Pipelines	$52.5	39%	$377.1	25%

The segment’s overall increase in earnings before depreciation, depletion and amortization expenses in the three months ended March 31, 2008, when compared to the same period last year, was led again by the Texas intrastate natural gas pipeline

Knight Inc. Form 10-Q

group, along with incremental contributions from Kinder Morgan Energy Partners’ equity interest in Rockies Express and improved performance from the TransColorado Pipeline.

The Texas intrastate group includes the operations of the Kinder Morgan Tejas (including Kinder Morgan Border Pipeline), Kinder Morgan Texas Pipeline, Kinder Morgan North Texas Pipeline and the Mier-Monterrey Mexico Pipeline, and the group’s earnings growth was mainly attributable to increased transportation revenues from long-term contracts, greater value from storage activities and improved natural gas processing volumes and margins. The group has continued to benefit from incremental natural gas transport and storage revenues, from a long-term contract with one of its largest customers that became effective April 1, 2007.

Because the Texas intrastate group buys and sells significant quantities of natural gas, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in the intrastate groups’ average prices and volumes for natural gas purchased and sold. To the extent possible, Kinder Morgan Energy Partners balance the pricing and timing of the natural gas purchases to the natural gas sales, and these contracts are frequently settled in terms of an index price for both purchases and sales. In order to minimize commodity price risk, Kinder Morgan Energy Partners attempt to balance sales with purchases at the index price on the date of settlement.

The incremental earnings from Kinder Morgan Energy Partners’ 51% equity investment in the Rockies Express Pipeline relates to higher net income earned by Rockies Express Pipeline LLC, primarily due to the start-up of interim service on the Rockies Express-West pipeline segment in January 2008. The Rockies Express-West segment is a 713-mile, 42-inch diameter pipeline that extends from the Cheyenne Hub in Weld County, Colorado to an interconnect in Audrain County, Missouri. Rockies Express began interim service for up to 1.4 billion cubic feet per day of natural gas on the West segment’s first 500 miles of pipe on January 12, 2008, and service on the remaining 213 miles is expected to begin in mid-May 2008. When fully operational, Rockies Express-West has the capacity to transport up to 1.5 billion cubic feet per day and can make deliveries to interconnects with the Kinder Morgan Interstate Gas Transmission Pipeline, Northern Natural Gas Company, Natural Gas Pipeline Company of America LLC, ANR and Panhandle Eastern Pipeline Company.

The increase in earnings from the TransColorado Pipeline reflects system improvements and expansions completed since the end of the first quarter of 2007, and increased natural gas production in the Piceance and San Juan basins of Colorado and New Mexico, respectively. In December 2007, Kinder Morgan Energy Partners completed the approximate $50 million Blanco-Meeker expansion project on the TransColorado Pipeline. The project was placed into service January 1, 2008, and boosted natural gas transportation capacity on the pipeline by approximately 250 million cubic feet per day from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing pipeline for deliveries to the Rockies Express Pipeline at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. All of the incremental capacity is subscribed under a long-term contract with ConocoPhillips.

Please refer to our 2007 Form 10-K for additional information regarding Natural Gas Pipelines - KMP.

Knight Inc. Form 10-Q

CO2 – KMP

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Operating Revenues[1]	$319.9	$191.6
Operating Expenses	(90.7)	(70.6)
Earnings from Equity Investments	5.6	5.2
Other Income (Expense), Net	(0.2)	-
Income Tax Expense	(1.3)	(0.8)
Segment Earnings Before DD&A	$233.3	$125.4

Operating Statistics:
Carbon Dioxide Delivery Volumes(Bcf)[2]	180.2	165.7
SACROC Oil Production (Gross)(MBbl/d)[3]	27.3	29.9
SACROC Oil Production (Net)(MBbl/d)[4]	22.8	24.9
Yates Oil Production (Gross)(MBbl/d)[3]	28.6	26.1
Yates Oil Production (Net)(MBbl/d)[4]	12.7	11.6
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	9.5	9.7
Realized Weighted Average Oil Price per Bbl[5,6]	$50.03	$35.17
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$65.93	$41.71
_____________
[1]
2008 amount includes a $33.5 million increase in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements).

[2]	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline and Pecos pipeline volumes.
[3]	Represents 100% of the production from the field. Kinder Morgan Energy Partners owns an approximate 97% working interest in the SACROC unit and an approximate 50% working interest in the Yates unit.
[4]	Net to Kinder Morgan Energy Partners, after royalties and outside working interests.
[5]	Includes all of Kinder Morgan Energy Partners’ crude oil production properties.
[6]	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
[7]	Includes production attributable to leasehold ownership and production attributable to Kinder Morgan Energy Partners’ ownership in processing plants and third party processing agreements.

The CO2 - KMP segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids.

The items described in footnote 1 to the table above represent increases of $33.5 million in both revenues and segment earnings for the three months ended March 31, 2008, over the comparable period in 2007. For each of the segment’s two primary businesses, following is information related to the remaining period-to-period increases and decreases, of the segment’s (i) earnings before depreciation, depletion and amortization (EBDA); and (ii) operating revenues:

Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$29.0	74%	$31.2	74%
Oil and Gas Producing Activities	45.4	53%	69.8	43%
Intrasegment Eliminations	-	-	(6.2)	(53)%
Total	$74.4	59%	$94.8	49%

The CO2 segment’s overall period-to-period increase in segment earnings before depreciation, depletion and amortization expenses resulted from higher earnings from both carbon dioxide sales and transportation activities and from oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural

Knight Inc. Form 10-Q

gas processing plants. Highlights for the first quarter of 2008 compared to the first quarter of 2007 included an increase in oil production at the Yates field unit, and higher earnings from crude oil and natural gas liquids sales, due largely to increases in average crude oil and natural gas plant product prices since the end of the first quarter of 2007. The segment’s average realization for crude oil in the first quarter of 2008 increased 42% when compared to the first quarter of 2007 (from $35.17 per barrel in 2007 to $50.03 per barrel in 2008). The average natural gas liquids realization increased 58% in the first quarter of 2008, when compared to the first quarter of 2007 (from $41.71 per barrel in 2007 to $65.93 per barrel in 2008).

Revenues from crude oil sales and natural gas plant products sales increased $46.9 million (40%) and $20.3 million (56%), respectively, in the first quarter of 2008 compared to the first quarter of 2007. With regard to both crude oil and natural gas liquids, the increases in revenues from higher realized weighted average prices were partly offset by an almost 2% decrease in sales volumes in 2008 versus 2007. Average gross oil production for the first quarter of 2008 was 28.6 thousand barrels per day at the Yates unit, over 9% higher compared to the first quarter of 2007. At SACROC, average gross oil production for the first quarter of 2008 was 27.3 thousand barrels per day, a decline of almost 9% versus the same quarter last year, but up 8% compared to the previous quarter (fourth quarter of 2007).

Industry price levels for crude oil and natural gas liquids products have continued to increase since the beginning of 2007. Future price increases may continue to be volatile, and because the CO2 segment is exposed to commodity price risk related to crude oil and natural gas liquids, Kinder Morgan Energy Partners mitigate this risk through a long-term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of Kinder Morgan Energy Partners’ hedge gains and losses for crude oil and natural gas liquids are included in Kinder Morgan Energy Partners’ realized average price for oil. Had Kinder Morgan Energy Partners not used energy derivative contracts to transfer commodity price risk, Kinder Morgan Energy Partners’ crude oil sales prices would have averaged $96.91 per barrel in the first quarter of 2008, and $55.52 per barrel in the first quarter of 2007. For more information on hedging activities, see Note 9 of the accompanying Notes to Consolidated Financial Statements.

The period-to-period increase in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities was primarily due to higher carbon dioxide sales revenues. Overall, the CO2 segment reported a $15.9 million (124%) increase in carbon dioxide sales revenues in the first quarter of 2008, relative to last year’s first quarter. The increase was driven by a 97% increase in average sales prices in 2008, partially offset by a 3% decrease in total sales volumes. Kinder Morgan Energy Partners does not recognize profits on carbon dioxide sales to ourselves.

In addition, period-to-period carbon dioxide delivery volumes increased 9% in 2008, due primarily to the January 2008 start-up of Kinder Morgan Energy Partners’ new Doe Canyon carbon dioxide source field located in Dolores County, Colorado.

Since January 2007, Kinder Morgan Energy Partners has invested approximately $87 million to develop infrastructure primarily located in southwest Colorado in order to further expand Kinder Morgan Energy Partners’ operations and enable Kinder Morgan Energy Partners to meet the increased demand for carbon dioxide in the Permian Basin. The expansion activities included developing a new carbon dioxide source field (named the Doe Canyon Deep Unit), drilling six carbon dioxide wells (five productive wells and one non-productive well) at the McElmo Dome Unit, increasing transportation capacity on the Cortez Pipeline, and extending the Cortez Pipeline to the new Doe Canyon Deep Unit.

The segment’s $20.1 million (28%) increase in combined operating expenses in the first quarter of 2008, compared to the same year-earlier period was largely due to additional field operating expenses, driven by higher well work over and completion expenses related to infrastructure expansions at the SACROC and Yates oil field units, and to higher severance tax expenses, related to the increase in crude oil revenues. In addition to its effect on product sales revenues, rising price levels since the end of the first quarter of 2007 also contributed to the increase in Kinder Morgan Energy Partners’ operating and maintenance expenses associated with the production of crude oil.

Please refer to our 2007 Form 10-K for additional information regarding CO2 - KMP.

Knight Inc. Form 10-Q

Terminals – KMP

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Operating Revenues	$280.2	$215.1
Operating Expenses	(152.8)	(115.8)
Other Income[1]	0.6	2.7
Earnings from Equity Investments	1.0	-
Interest Income and Other Income (Expense), Net	1.3	-
Income Taxes	(4.5)	(1.5)
Segment Earnings Before DD&A	$125.8	$100.5

Operating Statistics:
Bulk Transload Tonnage (MMtons)[2]	23.2	23.3
Liquids Leaseable Capacity (MMBbl)	50.6	43.6
Liquids Utilization	97.5%	98.5%
______________
[1]	2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.
[2]	Volumes for acquired terminals are included for all periods.

The Terminals business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. As described in footnote 1 to the table above, the segment recognized a $1.8 million gain in the first quarter of 2007, based upon Kinder Morgan Energy Partners’ final determination of the book value of fixed assets damaged or destroyed during Hurricanes Katrina and Rita in 2005.

The segment’s remaining $27.1 million (27%) increase in earnings before depreciation, depletion and amortization in the first quarter of 2008 versus the first quarter of 2007 were due to a combination of internal expansions and strategic acquisitions completed since March 31, 2007. Since the end of the first quarter of 2007, Kinder Morgan Energy Partners has invested approximately $159.2 million in cash to acquire both terminal assets and equity interests in terminal operations and combined, these acquired operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $12.3 million, revenues of $33.0 million, equity earnings of $1.0 million, and operating expenses of $21.7 million, respectively, in the first quarter of 2008.

Kinder Morgan Energy Partners’ significant terminal acquisitions since the end of the first quarter of 2007 included the following:

•
the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007; and

•
the terminal assets and operations acquired from Marine Terminals, Inc., which are primarily involved in the handling and storage of steel and alloys and consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. The assets were acquired September 1, 2007.

For the terminal operations owned during the first three months of both comparable years, earnings before depreciation, depletion and amortization expenses increased $14.8 million (15%) and revenues increased $32.1 million (15%) in the first quarter of 2008, when compared to the prior year’s first quarter. The overall increases in earnings represent net changes in terminal results at various locations, but quarterly highlights in the first quarter of 2008 included higher earnings from (i) the Texas Petcoke terminals, which primarily handle petroleum coke tonnage in and around the Texas Gulf Coast; (ii) the Pier IX bulk terminal, located in Newport News, Virginia; (iii) the Chesapeake bulk facility, located in Sparrows Point, Maryland; and (iv) the two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas.

The increase from the Texas Petcoke terminals was mainly due to higher petroleum coke throughput volumes in the first

Knight Inc. Form 10-Q

quarter of 2008, due partly to a refinery shutdown in the first quarter of 2007. The earnings increase from Pier IX was due largely to a 33% increase in coal transfer volumes in 2008, relative to the first quarter of 2007, primarily for export. The 2008 increases in throughput and earnings at Pier IX were also partly attributable to an almost $70 million capital improvement project that was recently completed. The project involved the construction of a new ship dock and the installation of additional terminal equipment, and Kinder Morgan Energy Partners expect the project to increase terminal throughput by 30%—to approximately nine million tons of bulk products per year. The expansion allows the Pier IX terminal, which primarily handles coal, to receive product inbound via vessel. Inbound by rail and outbound by vessel have been the primary modes of inbound transportation for the past 26 years.

The quarter-to-quarter earnings increase at Chesapeake was driven by higher petroleum coke and coal volumes in the first quarter of 2008, and the Texas Gulf Coast terminals’ increase was due largely to increased storage capacity resulting from expansion projects completed since the end of the first quarter of 2007. Kinder Morgan Energy Partners added approximately 650,000 barrels of liquids storage capacity to the Galena Park terminal in the first quarter of 2008 by completing the construction of five new storage tanks. The tanks are part of an approximate $195 million expansion to the Galena Park and Pasadena facilities, and three more storage tanks are expected to go into service in 2008, bringing the total combined capacity for the two terminals to approximately 25 million barrels.

Kinder Morgan Energy Partners also completed an approximate $69 million expansion at the end of the first quarter of 2008 at the Perth Amboy, New Jersey liquids terminal, located in the New York Harbor area. The project added nine new liquid storage tanks and increased storage capacity for refined petroleum products and chemicals by 1.4 million barrels—to approximately 3.7 million barrels. Overall, Kinder Morgan Energy Partners’ liquids terminal operations benefited from the addition of seven million barrels (16%) of liquids leasable capacity since the end of the first quarter of 2007, with most of the increase coming from internal capital investment driven by continued strong demand for refined products, much of which is being met by imported fuel.

Please refer to our 2007 Form 10-K for additional information regarding Terminals – KMP.

Trans Mountain – KMP

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In millions)	(In millions)
Operating Revenues	$43.1	$32.8
Operating Expenses	(15.7)	(11.9)
Other Income (Expense)[1]	2.1	(377.1)
Savings from Equity Investments	0.1	-
Interest Income and Other Income (Expense), Net	-	0.5
Income Tax Benefit (Expense)	0.6	(2.5)
Segment Earnings Before DD&A	$30.2	$(358.2)

Operating Statistics:
Transport Volumes (MMBbl)	19.5	19.8
______________
[1]	2007 amount represents a goodwill impairment expense.

The Trans Mountain – KMP segment includes the operations of the Trans Mountain Pipeline, which Kinder Morgan Energy Partners acquired from Knight Inc. effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the State of Washington. An additional 40,000 barrels per day expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction. Service on the first 25,000 barrels per day of this capacity increase began on May 1, 2008, and Kinder Morgan Energy Partners expects to begin service on the remaining 15,000 barrels per day by November 2008.

In accordance with generally accepted accounting principles, the information in the table above reflects the results of operations for the first quarter of 2007 as though the transfer of Trans Mountain from Knight Inc. had occurred January 1, 2006 (see our 2007 Form 10-K for additional information).

After taking into effect the goodwill impairment expense described in footnote 1 to the table above, segment earnings before depreciation, depletion and amortization increased by $11.3 million (60%) for the first quarter of 2008 over the comparable period in 2007. This increase was largely due to increased transportation revenues, primarily due to the pump station

Knight Inc. Form 10-Q

expansion that came on line in April 2007, and a favorable change in the currency translation rate.

Please refer to our 2007 Form 10-K for additional information regarding Trans Mountain - KMP.

Interest and Corporate Expenses, Net

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Earnings Increase (Decrease)
	(In millions)	(In millions)
General and Administrative Expense	$(86.3)	$(110.4)	$24.1
Interest Expense, Net	(204.0)	(149.6)	(54.4)
Minority Interests	(126.2)	(58.2)	(68.0)
Other, Net	(0.2)	-	(0.2)
	$(416.7)	$(318.2)	$(98.5)

“Interest and Corporate Expenses, Net” was an expense of $416.7 million in the first quarter of 2008, compared to an expense of $318.2 million in the first quarter of 2007, an increase of $98.5 million (31%).

The $24.1 million decrease in general and administrative expense in the first quarter of 2008, relative to 2007, was due to (i) $20.2 million of non-recurring costs incurred during the first three months of 2007 associated with the Going Private transaction, (ii) the elimination of $8.1 million of a former subsidiary’s (Terasen) general and administrative costs and (ii) a $6.3 million reduction in administrative expense associated with the NGPL business segment that is now an equity investment of Knight. These cost reductions were offset by an increase of $6.5 million in Kinder Morgan Energy Partners’ administrative costs, and another $ 4.0 million increase in other Knight administrative costs.

The $54.4 million increase in Interest Expense, Net in the first quarter of 2008, relative to 2007, was due to (i) a $5.9 million increase in interest expense of Kinder Morgan Energy Partners and (ii) a $48.5 million increase in other interest expense resulting from (1) primarily increased debt levels, including the additional debt incurred in the Going Private transaction and (2) increased interest rates.

The $68.0 million increase in minority interests in the first quarter of 2008, relative to 2007, was due to (i) a $50.9 million increase in minority interests of Kinder Morgan Energy Partners, (ii) a $15.6 million increase in minority interests of Kinder Morgan Management, (iii) a $1.5 million increase in other minority interests, primarily Triton Power.

Income Taxes – Continuing Operations

The income tax provision decreased from $87.7 million in the first quarter of 2007 to $87.1 million in the first quarter of 2008, a decrease of $0.6 million (0.7%). Increases attributable to state income taxes, minority interest associated with Kinder Morgan Management and the loss of tax benefit associated with the Terasen Inc. acquisition financing structure were more than offset by decreases resulting from a reduction in pre-tax income from continuing operations excluding the $377.1 million goodwill impairment, foreign earnings subject to different tax rates, and net tax effects of consolidating Kinder Morgan Energy Partners’ United States income tax provision.

Discontinued Operations

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. Due to the fair market revaluation resulting from the Going Private transaction (see Note 1(A) of the accompanying Notes to Consolidated Financial Statements), the consideration Kinder Morgan Energy Partners received from the sale of its North System was equal to our carrying value; therefore no gain or loss was recorded on this disposal transaction. In the first quarter of 2008, Kinder Morgan Energy Partners paid $2.4 million to ONEOK Partners, L.P. to fully settle both the sale of working capital items and the allocation of pre-acquisition investee distributions, and to partially settle the sale of liquids inventory balances. Final settlement of all outstanding issues with the buyer and book balances are expected to occur in the second quarter of 2008.

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

Knight Inc. Form 10-Q

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

Invested Capital

The following table illustrates the sources of our invested capital. Our net debt to total capital decreased in the first three months of 2008, principally the result of $5.9 billion in total proceeds related to the sale of an 80% ownership interest in our NGPL business segment that were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans and repurchase $1.6 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility. This decrease in net debt to total capital was partially offset by Kinder Morgan Energy Partners’ public offerings of 6,830,000 of its common units, from which it received net proceeds of $384 million, and by $596 million in additional borrowings by Kinder Morgan Energy Partners during the first three months of 2008.

See “Significant Financing Transactions” following for additional discussion regarding these financing transactions. Although the total debt on our consolidated balance sheet includes Kinder Morgan Energy Partners’ debt balances with ours, Knight Inc. does not assume any additional obligations with respect to Kinder Morgan Energy Partners’ debt. See Note 1(A) of the accompanying Notes to Consolidated Financial Statements for information regarding EITF No. 04-5

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under “Significant Financing Transactions” following. Changes in our long-term and short-term debt are discussed under “Net Cash Flows from Financing Activities” following and in Note 7 of the accompanying Notes to Consolidated Financial Statements.

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	March 31,	December 31,	December 31,
	2008	2007	2006	2005
	(Dollars in millions)		(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$9,842.6	$14,714.6	$10,623.9	$6,286.8
Deferrable Interest Debentures Issued to Subsidiary Trusts	35.7	283.1	283.6	283.6
Preferred Interest in General Partners of KMP	100.0	100.0	-	-
Capital Securities	-	-	106.9	107.2
Value of Interest Rate Swaps[1]	294.2	199.7	46.4	51.8
	10,272.5	15,297.4	11,060.8	6,729.4
Minority Interests	3,524.9	3,314.0	3,095.5	1,247.3
Common Equity, Excluding Accumulated Other Comprehensive Loss	8,160.8	8,069.2	3,657.5	4,051.4
	21,958.2	26,680.6	17,813.8	12,028.1
Value of Interest Rate Swaps	(294.2)	(199.7)	(46.4)	(51.8)
Capitalization	21,664.0	26,480.9	17,767.4	11,976.3
Short-term Debt, Less Cash and Cash Equivalents[2]	469.4	819.3	2,046.7	841.4
Invested Capital	$22,133.4	$27,300.2	$19,814.1	$12,817.7

Capitalization:
Outstanding Notes and Debentures	45.4%	55.5%	59.8%	52.5%
Minority Interests	16.3%	12.5%	17.4%	10.4%
Common Equity	37.6%	30.5%	20.6%	33.8%
Deferrable Interest Debentures Issued to Subsidiary Trusts	0.2%	1.1%	1.6%	2.4%
Preferred Interest in General Partners of KMP	0.5%	0.4%	-%	-%
Capital Securities	-%	-%	0.6%	0.9%

Invested Capital:
Net Debt[3,4]	46.6%	56.9%	63.9%	55.6%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Preferred Interest in General Partners of KMP, Capital Securities and Minority Interests	53.4%	43.1%	36.1%	44.4%
____________
[1]	See “Significant Financing Transactions” following.
[2]	Cash and cash equivalents netted against short-term debt were $173.0 million, $148.6 million, $129.8 million and $116.6 million for March 31, 2008 and December 31, 2007, 2006 and 2005, respectively.
[3]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.
[4]
Our ratio of net debt to invested capital, not including the effects of consolidating Kinder Morgan Energy Partners, was 21.4%, 45.6% and 56.2% at March 31, 2008 and December 31, 2007 and 2008, respectively.

Short-term Liquidity

Our principal sources of short-term liquidity are our revolving bank facility, the commercial paper program of Kinder Morgan Energy Partners (which is supported by its revolving bank facility) and cash provided by operations. The following represents the revolving credit facilities that were available to Knight Inc. and its respective subsidiaries, short-term debt outstanding under the credit facilities or an associated commercial paper program, and available borrowing capacity under the facilities after applicable letters of credit.

Knight Inc. Form 10-Q

	At March 31, 2008		At May 5, 2008
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions of U.S. dollars)
Credit Facilities:
Knight Inc.[1]
$1.0 billion, six-year secured revolver, due May 2013	$70.0	$821.0	$270.0	$621.0

Commercial Paper:
Kinder Morgan Energy Partners[2]
$1.85 billion, five-year unsecured revolver, due August 2010	$296.7	$825.3	$274.9	$847.1
____________
[1]
On January 5, 2007, after shareholder approval of the Going Private transaction was announced, Kinder Morgan, Inc.’s secured senior debt rating was downgraded by Standard & Poor’s Rating Services to BB- due to the anticipated increase in debt related to the proposed transaction. On April 11, 2007 and May 30, 2007, Fitch and Moody’s Investor Services lowered their ratings to BB and Ba2, respectively, also related to the transaction. Following the sale of an 80% ownership interest in our NGPL business segment on February 15, 2008 (see Note 5 of the accompanying Notes to Consolidated Financial Statements), Standard & Poor’s Rating Services upgraded Knight Inc.’s secured senior debt to BB, Fitch upgraded its rating to BB+, and Moody’s Investor Services to Ba1. Because we have a non-investment grade credit rating, we no longer have access to the commercial paper market. As a result, we are currently utilizing our $1.0 billion revolving credit facility for Knight Inc.’s short-term borrowing needs.

As discussed following, the loan agreements we had in place prior to the Going Private transaction were cancelled and replaced with a new loan agreement. Our indentures related to publicly issued notes do not contain covenants related to maintenance of credit ratings. Accordingly, no such covenants were impacted by the downgrade in our credit ratings occasioned by the Going Private transaction.

[2]
On January 5, 2007, in anticipation of the Going Private transaction closing, S&P downgraded Kinder Morgan Energy Partners one level to BBB and removed its rating from credit watch with negative implications. As projected by Moody’s Investor Services in its credit opinion dated November 15, 2006, it downgraded Kinder Morgan Energy Partners’ credit rating from Baa1 to Baa2 on May 30, 2007, following the closing of the going-private transaction. Additionally, Kinder Morgan Energy Partners’ rating was downgraded by Fitch Ratings from BBB+ to BBB on April 11, 2007. Currently, Kinder Morgan Energy Partners’ corporate debt credit rating is BBB, Baa2 and BBB, respectively, at Standard & Poor’s Rating Services, Moody’s Investor Services and Fitch.

These facilities can be used for the respective entity’s general corporate or partnership purposes. Kinder Morgan Energy Partners’ facility is also used as backup for its commercial paper program.

Our current maturities of long-term debt of $275.7 million at March 31, 2008 represent (i) $5.0 million of our 6.50% Series Debentures due September 1, 2013, (ii)  Kinder Morgan Energy Partners’ $250.0 million in principal amount of 6.30% senior notes due February 1, 2009, (iii) $9.5 million portion of a 5.40% long-term note of Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company, (iv) $6.2 million portion of Kinder Morgan Texas Pipeline, L.P.’s 5.23% series notes and (v) a $5.0 million portion of Central Florida Pipe Line LLC’s 7.84% series notes. Apart from our notes payable and current maturities of long-term debt, our current liabilities, net of our current assets, represent an additional short-term obligation of $1,235.9 million at March 31, 2008. Given our expected cash flows from operations, our unused debt capacity as discussed preceding, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

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

Knight Inc. Form 10-Q

In March 2008, we paid $1.6 billion in cash to repurchase $1.67 billion par value of debt securities. Proceeds from the completed sale of an 80% ownership interest in our NGPL business segment were used to fund this debt security purchase. Additional details of this transaction are discussed in Note 7 of the accompanying Notes to Consolidated Financial Statements.

On February 15, 2008, the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, and amounts outstanding at that time under our $1.0 billion revolving credit facility, on a combined basis totaling approximately $4.6 billion, were paid off with proceeds from the closing of the sale of an 80% ownership interest in our NGPL business segment.

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

Rockies Express Pipeline LLC

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011; (ii) $2.0 billion commercial paper program; and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility.

As of March 31, 2008, in addition to the $600 million in senior notes, Rockies Express Pipeline LLC had $1,522.5 million of commercial paper outstanding with a weighted average interest rate of approximately 3.32%, and there were no borrowings under its five-year credit facility. Accordingly, as of March 31, 2008, Kinder Morgan Energy Partners’ contingent share of Rockies Express’ debt is $1,082.5 million (51% of total borrowings).

In addition, there is a $31.4 million letter of credit outstanding to support the construction of the Rockies Express Pipeline. Kinder Morgan Energy Partners’ contingent responsibility for this letter of credit is $16.0 million (51% of the total letter of credit).

Midcontinent Express Pipeline LLC

On February 29, 2008, Midcontinent Express Pipeline LLC, a 50% equity method investee of Kinder Morgan Energy Partners, entered into a $1.4 billion three year, unsecured revolving credit facility due February 28, 2011. The two member owners of Midcontinent Express Pipeline LLC and their respective ownership interests consist of the following: Kinder Morgan Energy Partners – 50%, and Energy Transfer Partners, L.P. – 50%. The facility is with a syndicate of financial institutions with The Royal Bank of Scotland plc as the administrative agent. Borrowings under the credit agreement will be used to finance the construction of the Midcontinent Express Pipeline system and to pay related expenses. Midcontinent Express Pipeline LLC then made return of capital distributions to its two member owners to reimburse them for prior contributions made to fund its pipeline construction costs. Kinder Morgan Energy Partners received an $89.1 million return of capital distribution in February 2008. Pursuant to certain guaranty agreements, each of the two member owners of Midcontinent Express Pipeline LLC have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Midcontinent Express Pipeline LLC, borrowings under Midcontinent Express Pipeline LLC’s $1.4 billion credit facility. As of March 31, 2008, Midcontinent Express Pipeline LLC had $210.0 million borrowed under its three-year credit facility. Accordingly, as of March 31, 2008, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express Pipeline LLC’s debt was $105.0 million (50% of total borrowings).

In addition, Midcontinent Express Pipeline LLC has a $197 million reimbursement agreement dated September 4, 2007, with JPMorgan Chase as the administrative agent. The reimbursement agreement can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline and includes covenants and requires payments of fees that are common in such arrangements. Both Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. have agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage ownership of

Knight Inc. Form 10-Q

each member’s interest. As of March 31, 2008, there were two letters of credit issued under this reimbursement agreement to support the construction of the Midcontinent Express Pipeline. The combined face amount for the letters of credit totaled $178.2 million; accordingly, as of March 31, 2008, Kinder Morgan Energy Partners’ contingent responsibility with regard to these outstanding letters of credit was $89.1 million (50% of total face amount).

Interest Rate Swaps

In connection with the Going Private transaction, all of our debt was recorded on our balance sheet at fair value and, except for Terasen Pipelines (Corridor) Inc.’s outstanding interest rate swap agreements classified as held for sale, all of our interest rate swaps were re-designated as fair value hedges effective June 1, 2007. Because these swaps did not have a fair value of zero as of June 1, 2007 they did not meet the requirements for the “short-cut” method of assessing their effectiveness. Accordingly, subsequent changes in the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. Any hedge ineffectiveness resulting from the difference between the change in fair value of the interest rate swap and the change in fair value of the hedged debt instrument is recorded as interest expense in the current period. During the three months ended March 31, 2008, no hedge ineffectiveness related to these hedges was recognized. Interest expense equal to the floating rate payments is accrued monthly and paid semi-annually.

As of December 31, 2007, we and our subsidiary Kinder Morgan Energy Partners were party to interest rate swap agreements with notional principal amounts of $275 million and $2.3 billion, respectively, for a consolidated total of $2.575 billion. On March 7, 2008, we paid $2.5 million to terminate our remaining interest rate swap agreement having a notional value of $275 million associated with Kinder Morgan Finance Company, ULC’s 6.40% senior notes due 2036. In February 2008, Kinder Morgan Energy Partners entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $500 million related to its $600 million 5.95% senior notes issued on February 12, 2008 and due on February 12, 2018. Therefore, as of March 31, 2008, we were not party to any interest rate swap agreements and Kinder Morgan Energy Partners was a party to fixed-to-floating interest rate swap agreements with a combined notional principal amount of $2.8 billion effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. The total unamortized net gain on the termination of interest rate swaps of $29.1 million is included within the caption “Long-term Debt: Value of Interest Rate Swaps” in the accompanying interim Consolidated Balance Sheet at March 31, 2008.

Interest in Kinder Morgan Energy Partners

At March 31, 2008, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 30.2 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 10.5 million i-units, represent approximately 11.8% of the total outstanding limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 13.6% of Kinder Morgan Energy Partners’ total legal equity interests at March 31, 2008. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximate 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner of Kinder Morgan Energy Partners, of which we are the sole common shareholder. The approximate 50% economic interest was used in applying a new accounting basis to this less than wholly owned subsidiary.

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

Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2007.

CASH FLOWS

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2007 Form 10-K. The following discussion is a comparison of the cash flows for the three months ended March 31, 2007 (predecessor basis) with the cash flows for the three months ended March 31, 2008, which amounts include successor (post-Going Private) balances.

Knight Inc. Form 10-Q

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” decreased from $466.4 million for the three months ended March 31, 2007 to $100.5 million for the three months ended March 31, 2008, a decrease of $365.9 million (78.5%). This negative variance was principally due to (i) a decrease of $121.4 million in cash inflows in 2008 attributable to discontinued operations (see Note 6 of the accompanying Notes to Consolidated Financial Statements), (ii) a $228.0 million increased use of cash for working capital items during 2008, (iii) the fact that 2007 included $56.6 million of proceeds and 2008 included a $2.5 million payment from the termination of interest rate swap agreements (see Note 9 of the accompanying Notes to Consolidated Financial Statements), (iv) a $23.3 million decrease in cash from FERC-mandated reparation payments made in March 2008 and (v) a $22.1 million decrease in 2008 distributions received from equity investments, primarily due to the fact that 2007 included a $32.6 million distribution from Red Cedar Gathering Company following a refinancing of its long-term debt obligations. These negative impacts were partially offset by (i) an increase of $89.5 million of net income in 2008, net of non-cash items and (ii) a decreased 2008 use of cash of $24.3 million for gas in underground storage. Significant period-to-period variations in cash used or generated from gas in storage transactions are generally due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

“Net Cash Flows Provided by Investing Activities” increased from $175.6 million for the three months ended March 31, 2007 to $5,080.2 million for the three months ended March 31, 2008, an increase of $4,904.6 million. This increase was principally due to (i) $2,899.3 million of net cash proceeds from the sale of an 80% interest in NGPL PipeCo LLC, (ii) $3,106.4 million of proceeds from NGPL PipeCo restricted cash, (see Note 5 of the accompanying Notes to Consolidated Financial Statements), (iii) the fact that 2007 included a $129.3 million use of cash for discontinued investing activities other than sales proceeds, primarily capital expenditures, (iv) an $89.1 million increase related to a return of capital received from Midcontinent Express Pipeline LLC in 2008, (v) a $60.6 million increase in proceeds received from sales of other assets in 2008, net of removal costs, primarily $63.1 million for the sale of our interest in three natural gas-fired power plants in Colorado and (vi) a $3.6 million decrease of  cash used in 2008 for other acquisitions. Partially offsetting these positive impacts were (i) the fact that 2007 included $716.4 million of proceeds received from the sale of our discontinued retail operations, (ii) a $320.5 million increased use of cash from incremental contributions to equity investments in 2008 versus 2007, largely driven by a $306.0 million equity investment paid in 2008 to West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC, (iii) a $280.9 million increased use of cash in 2008 for capital expenditures, largely due to increased investment undertaken to construct Kinder Morgan Energy Partners’ Kinder Morgan Louisiana Pipeline, and to expand and improve its Trans Mountain pipeline system and its bulk and liquids terminalling operations, (iv) a $50.0 million net increase during 2008 of investments in margin deposits associated with hedging activities utilizing energy derivative instruments, (v) the fact that 2007 included $8.0 million of proceeds from property casualty indemnifications and (vi) $2.7 million of cash used from investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill in 2008, versus $5.2 million of proceeds received from the sale of underground natural gas storage volumes in 2007.

Net Cash Flows from Financing Activities

“Net Cash Flows Used in Financing Activities” increased from $67.5 million for the three months ended March 31, 2007 to $5,155.6 million for the three months ended March 31, 2008, an increase of $5,088.1 million. This increased use of cash was principally due to (i) a $1.6 billion use of cash in 2008 for a cash tender offer to purchase a portion of our outstanding long-term debt, (ii) a $997.5 million use of cash during 2008 for retirement of our Tranche A term loan facilities, (iii) a $3,191.8 million use of cash during 2008 for retirement of our Tranche B term loan facilities, (iv) the fact that 2007 included $992.8 million of net proceeds from Kinder Morgan Energy Partners’ public offerings of (a) $600 million of 6.00% senior notes due February 1, 2017 and (b) $400 million of 6.50% senior notes due February 1, 2037 (see Note 7 of the accompanying Notes to Consolidated Financial Statements), (v) the fact that 2007 included $34.0 million of proceeds related to our discontinued Terasen financing activities, (vi) a $17.9 million increase in cash used for minority interests distributions during 2008, primarily due to an increase of $20.0 million in Kinder Morgan Energy Partners’ distribution to common unit owners, (vii) a $14.7 million use of cash during 2008 versus a $3.2 million source of cash during 2007 for short-term advances to unconsolidated affiliates, (viii) the fact that 2007 included $4.8 million of proceeds from the issuance of our common stock and (ix) the fact that 2007 included $1.9 million of proceeds from excess tax benefits from share-based payment arrangements. Partially offsetting these factors were (i) $894.1 million of net proceeds from Kinder Morgan Energy Partners’ 2008 public offerings of (a) $600 million of 5.95% senior notes due February 15, 2018, (b) $300 million of 6.95% senior notes due January 15, 2038, (ii) $384.5 million of contributions from minority interest owners, primarily Kinder Morgan Energy Partners’ issuance of (a) 5.75 million common units receiving net proceeds (after underwriting discount) of $324.2 million and (b) 1.08 million common units receiving net proceeds (after underwriting discount) of $60.1 million, (iii) a $521.4 million decrease in short-term debt during 2008 versus an $833.9 million decrease in short-term debt during 2007, (iv) the fact that 2007 included $117.4 million of cash paid for dividends and (v) a $60.2 million increased source of cash from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment.

Knight Inc. Form 10-Q

Minority Interests Distributions to Kinder Morgan Energy Partners’ Common Unit Holders

Kinder Morgan Energy Partners’ partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash is initially distributed 98% to Kinder Morgan Energy Partners’ limited partners with 2% retained by Kinder Morgan G.P., Inc. as Kinder Morgan Energy Partners’ general partner. These distribution percentages are modified to provide for incentive distributions to be retained by Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners in the event that quarterly distributions to unitholders exceed certain specified targets. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains additional information concerning Kinder Morgan Energy Partners’ partnership distributions, including the definition of “Available Cash,” and the manner in which its total distributions are divided between its general partner and its limited partners.

On February 14, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.92 per common unit for the quarterly period ended December 31, 2007, of which $143.4 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units. On May 15, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.96 per common unit for the quarterly period ended March 31, 2008, of which $156.2 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units.

Litigation and Environmental

As of March 31, 2008, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $96.2 million. In addition, we have recorded a receivable of $37.9 million for expected cost recoveries that have been deemed probable. As of December 31, 2007, our environmental reserve totaled $102.6 million and our estimated receivable for environmental cost recoveries totaled $38.0 million, respectively. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of March 31, 2008 and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $225.8 million and $249.4 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP L.P.’s pipeline transportation rates, and the contingent amount is based on both probability of realization and our ability to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Knight Inc. Form 10-Q

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

•
crude oil and natural gas production from exploration and production areas that we serve, including, among others, the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oilsands;

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

•
Kinder Morgan Energy Partners’ ability to offer and sell equity securities and Kinder Morgan Energy Partners’ ability and our ability to sell debt securities or obtain debt financing in sufficient amounts to implement that portion of Kinder Morgan Energy Partners’ and our business plans that contemplate growth through acquisitions of operating businesses and assets and expansions of facilities;

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

Knight Inc. Form 10-Q

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

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements. See Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2007 for a more detailed description of these and other factors that may affect the forward-looking statements. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2007 Form 10-K. See also Note 9 of the accompanying Notes to Consolidated Financial Statements.

Item 4.   Controls and Procedures.

As of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Knight Inc. Form 10-Q

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 12 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.   Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Kinder Morgan Energy Partners’ business is subject to extensive regulation that affects its operations and costs.

Kinder Morgan Energy Partners’ assets and operations are subject to regulation by federal, state, provincial and local authorities, including regulation by the Federal Energy Regulatory Commission, and by various authorities under federal, state and local environmental, human health and safety and pipeline safety laws. Regulation affects almost every aspect of Kinder Morgan Energy Partners’ business, including, among other things, its ability to determine terms and rates for its interstate pipeline services, to make acquisitions or to build extensions of existing facilities. The costs of complying with such laws and regulations are already significant, and additional or more stringent regulation could have a material adverse impact on Kinder Morgan Energy Partners’ business, financial condition and results of operations.

In addition, regulators have taken actions designed to enhance market forces in the gas pipeline industry, which have led to increased competition. In a number of U.S. markets, natural gas interstate pipelines face competitive pressure from a number of new industry participants, such as alternative suppliers, as well as traditional pipeline competitors. Increased competition driven by regulatory changes could have a material impact on business in Kinder Morgan Energy Partners’ markets and therefore adversely affect Kinder Morgan Energy Partners’ financial condition and results of operations.

Environmental regulation and liabilities could result in increased operating and capital costs for Kinder Morgan Energy Partners.

Kinder Morgan Energy Partners’ business operations are subject to federal, state, provincial and local laws and regulations relating to environmental protection, pollution and human health and safety in the United States and Canada. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from its pipelines or at or from its storage or other facilities, Kinder Morgan Energy Partners may experience significant operational disruptions and it may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect Kinder Morgan Energy Partners’ level of earnings and cash flows. In addition, emission controls required under federal, state and provincial environmental laws could require significant capital expenditures at Kinder Morgan Energy Partners’ facilities. The costs of complying with such environmental laws and regulations are already significant, and additional or more stringent regulation could increase these costs or otherwise negatively affect its business.

Kinder Morgan Energy Partners owns and/or operates numerous properties that have been used for many years in connection with its business activities. While Kinder Morgan Energy Partners has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by Kinder Morgan Energy Partners or its predecessors, or at or from properties where Kinder Morgan Energy Partners or its predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under Kinder Morgan Energy Partners’ control. These properties and the hazardous substances released and wastes disposed thereon may be subject to laws in the United States such as the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or the Superfund law, which impose joint and several liability without regard to fault or the legality of the original conduct. Under the regulatory schemes of the various provinces, Canada has similar laws with respect to properties owned, operated or used by Kinder Morgan Energy Partners or its predecessors. Under such laws and implementing regulations, Kinder Morgan Energy Partners could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on Kinder Morgan Energy Partners’ operations and financial position.

In addition, Kinder Morgan Energy Partners’ oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling,

Knight Inc. Form 10-Q

restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of wastes. In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. The costs of complying with such laws and regulations are already significant and additional or more stringent laws and regulations could increase these costs or could otherwise negatively affect Kinder Morgan Energy Partners’ business.

Kinder Morgan Energy Partners is aware of the increasing focus of national and international regulatory bodies on greenhouse gas emissions and climate change issues. Kinder Morgan Energy Partners is also aware of legislation, recently proposed by the Canadian legislature, to reduce greenhouse gas emissions. Additionally, proposed United States policy, legislation or regulatory actions may also address greenhouse gas emissions. Kinder Morgan Energy Partners expects to continue to monitor and assess significant new policies, legislation or regulation in the areas where it operates, but it cannot currently estimate the potential impact of the proposals on its operations.

Kinder Morgan Energy Partners’ substantial debt could adversely affect its financial health and make it more vulnerable to adverse economic conditions.

As of March 31, 2008, Kinder Morgan Energy Partners had outstanding $7,662.1 million of consolidated debt (excluding the value of interest rate swaps). This level of debt could have important consequences, such as:

•	limiting Kinder Morgan Energy Partners’ ability to obtain additional financing to fund its working capital, capital expenditures, debt service requirements or potential growth or for other purposes;

•	limiting Kinder Morgan Energy Partners’ ability to use operating cash flow in other areas of its business because it must dedicate a substantial portion of these funds to make payments on its debt;

•	placing Kinder Morgan Energy Partners at a competitive disadvantage compared to competitors with less debt; and

•	increasing Kinder Morgan Energy Partners’ vulnerability to adverse economic and industry conditions.

Each of these factors is to a large extent dependent on economic, financial, competitive and other factors beyond Kinder Morgan Energy Partners’ control.

Kinder Morgan Energy Partners’ large amount of variable rate debt makes it vulnerable to increases in interest rates.

As of March 31, 2008, approximately 41.6% of Kinder Morgan Energy Partners’ $7,662.1 million of consolidated debt was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service this debt would increase. For information on Kinder Morgan Energy Partners’ interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Kinder Morgan Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2007.

Terrorist attacks, or the threat of them, may adversely affect Kinder Morgan Energy Partners’ business.

The U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These potential targets might include Kinder Morgan Energy Partners’ pipeline systems. Kinder Morgan Energy Partners’ operations could become subject to increased governmental scrutiny that would require increased security measures. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates Kinder Morgan Energy Partners believes are reasonable in the near future. These developments may subject Kinder Morgan Energy Partners’ operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on Kinder Morgan Energy Partners’ business, results of operations and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Knight Inc. Form 10-Q

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
______________
*Filed herewith

Knight Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT INC. (Registrant)
May 15, 2008	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer