Form 10-Q
period 2008-06-30
KNIGHT INC.
filed 2008-08-14
CIK 54502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 13, 2008 was 100 shares.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

Knight Inc. Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions)

	June 30, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and Cash Equivalents	$180.9	$148.6
Restricted Deposits	275.0	67.9
Accounts, Notes and Interest Receivable, Net:
Trade	1,423.3	970.0
Related Parties	22.1	5.2
Inventories:
Product	74.5	19.5
Materials and Supplies	19.1	18.3
Gas Imbalances	9.7	26.9
Assets Held for Sale	-	3,353.3
Fair Value of Derivative Instruments	78.0	37.1
Other	50.9	36.8
	2,133.5	4,683.6

Notes Receivable – Related Parties	197.4	87.9

Investments	1,864.9	1,996.2

Goodwill	4,995.7	8,174.0

Other Intangibles, Net	261.0	321.1

Property, Plant and Equipment, Net:
Property, Plant and Equipment	15,952.6	15,080.9
Accumulated Depreciation, Depletion and Amortization	(673.9)	(277.0)
	15,278.7	14,803.9

Assets Held for Sale, Non-current	-	5,634.6

Deferred Charges and Other Assets:
Fair Value of Derivative Instruments	196.2	142.4
Other	212.0	257.3
	408.2	399.7

Total Assets	$25,139.4	$36,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions except share and per share amounts)

	June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Maturities of Long-term Debt	$275.9	$79.8
Notes Payable	265.0	888.1
Cash Book Overdrafts	49.1	30.7
Accounts Payable:
Trade	1,315.3	943.1
Related Parties	2.1	0.6
Accrued Interest	219.2	242.7
Accrued Taxes	381.2	728.2
Gas Imbalances	16.4	23.7
Liabilities Held for Sale	-	168.2
Fair Value of Derivative Instruments	1,191.4	594.7
Other	316.8	240.0
	4,032.4	3,939.8

Other Liabilities and Deferred Credits:
Deferred Income Taxes, Non-current	1,349.9	1,849.4
Liabilities Held for Sale, Non-current	-	2,424.1
Fair Value of Derivative Instruments	2,004.5	836.8
Other	600.0	618.0
	3,954.4	5,728.3

Long-term Debt:
Outstanding Notes and Debentures	10,534.3	14,714.6
Deferrable Interest Debentures Issued to Subsidiary Trusts	35.7	283.1
Preferred Interest in General Partner of Kinder Morgan Energy Partners	100.0	100.0
Value of Interest Rate Swaps	164.8	199.7
	10,834.8	15,297.4

Minority Interests in Equity of Subsidiaries	2,872.0	3,314.0

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Common Stock – Authorized and Outstanding – 100 Shares, Par Value $0.01 Per Share	-	-
Additional Paid-in Capital	7,810.0	7,822.2
Retained Earnings (Deficit)	(3,507.9)	247.0
Accumulated Other Comprehensive Loss	(856.3)	(247.7)
Total Stockholders’ Equity	3,445.8	7,821.5

Total Liabilities and Stockholders’ Equity	$25,139.4	$36,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions)

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
Operating Revenues:
Natural Gas Sales	$2,464.7	$561.9	$1,012.7
Transportation and Storage	678.7	275.5	549.4
Oil and Product Sales	417.1	99.5	158.6
Total Operating Revenues	3,560.5	936.9	1,720.7

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	2,494.1	557.2	1,037.9
Operations and Maintenance	314.8	106.8	189.9
General and Administrative	91.8	30.0	173.2
Depreciation, Depletion and Amortization	215.7	72.2	108.0
Taxes, Other Than Income Taxes	51.1	15.5	30.9
Other Income, Net	(2.2)	(4.0)	(0.1)
Goodwill Impairment	4,033.3	-	-
Total Operating Costs and Expenses	7,198.6	777.7	1,539.8

Operating Income (Loss)	(3,638.1)	159.2	180.9

Other Income and (Expenses):
Earnings of Equity Investees	55.3	9.2	14.5
Interest Expense, Net	(141.6)	(83.5)	(97.0)
Interest Expense – Deferrable Interest Debentures	(0.6)	(1.9)	(3.6)
Minority Interests	(126.4)	(34.5)	(32.5)
Other, Net	10.5	0.7	(1.6)
Total Other Income and (Expenses)	(202.8)	(110.0)	(120.2)

Income (Loss) from Continuing Operations Before Income Taxes	(3,840.9)	49.2	60.7
Income Taxes	19.4	21.3	47.8
Income (Loss) from Continuing Operations	(3,860.3)	27.9	12.9
Income (Loss) from Discontinued Operations, Net of Tax	(0.3)	2.3	65.4

Net Income (Loss)	$(3,860.6)	$30.2	$78.3

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions)

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
Operating Revenues:
Natural Gas Sales	$4,186.5	$561.9	$2,430.6
Transportation and Storage	1,486.6	275.5	1,350.5
Oil and Product Sales	782.4	99.5	384.0
Total Operating Revenues	6,455.5	936.9	4,165.1

Operating Costs and Expenses:
Gas Purchases and Other Costs of Sales	4,254.7	557.2	2,490.4
Operations and Maintenance	616.6	106.8	476.1
General and Administrative	178.1	30.0	283.6
Depreciation, Depletion and Amortization	433.8	72.2	261.0
Taxes, Other Than Income Taxes	103.6	15.5	74.4
Other Income, Net	(2.7)	(4.0)	(2.3)
Goodwill Impairment	4,033.3	-	377.1
Total Operating Costs and Expenses	9,617.4	777.7	3,960.3

Operating Income (Loss)	(3,161.9)	159.2	204.8

Other Income and (Expenses):
Earnings of Equity Investees	99.0	9.2	38.3
Interest Expense, Net	(352.3)	(83.5)	(241.1)
Interest Expense – Deferrable Interest Debentures	6.1	(1.9)	(9.1)
Minority Interests	(252.6)	(34.5)	(90.7)
Other, Net	13.7	0.7	0.6
Total Other Income and (Expenses)	(486.1)	(110.0)	(302.0)

Income (Loss) from Continuing Operations Before Income Taxes	(3,648.0)	49.2	(97.2)
Income Taxes	106.5	21.3	135.5
Income (Loss) from Continuing Operations	(3,754.5)	27.9	(232.7)
Income (Loss) from Discontinued Operations, Net of Tax	(0.4)	2.3	298.6

Net Income (Loss)	$(3,754.9)	$30.2	$65.9

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,754.9)	$30.2	$65.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss (Income) from Discontinued Operations, Net of Tax	0.4	(0.5)	(287.9)
Loss from Goodwill Impairment	4,033.3	-	377.1
Loss on Early Extinguishment of Debt	23.6	-	-
Depreciation, Depletion and Amortization	433.8	73.0	264.9
Deferred Income Taxes	33.6	4.1	138.7
Equity in Earnings of Equity Investees	(99.0)	(9.5)	(39.1)
Distributions from Equity Investees	83.7	22.5	48.2
Minority Interests in Income of Consolidated Subsidiaries	252.6	34.5	90.7
Gains from Property Casualty Indemnifications	-	-	(1.8)
Net Gains on Sales of Assets	(2.8)	(4.5)	(2.6)
Mark-to-Market Interest Rate Swap Gain	(19.8)	-	-
Foreign Currency (Gain) Loss	(0.2)	-	15.5
Changes in Gas in Underground Storage	(28.0)	(5.0)	(84.2)
Changes in Working Capital Items	(542.0)	107.9	(202.9)
(Payment for) Proceeds from Termination of Interest Rate Swaps	(2.5)	-	51.9
Kinder Morgan Energy Partners’ Rate Reparations, Refunds and Reserve Adjustments	(23.3)	-	-
Other, Net	(7.3)	(31.9)	58.8
Cash Flows Provided by Continuing Operations	381.2	220.8	493.2
Net Cash Flows (Used in) Provided by Discontinued Operations	(0.5)	(2.1)	109.8
Net Cash Flows Provided by Operating Activities	380.7	218.7	603.0

Cash Flows from Investing Activities:
Purchase of Predecessor Stock	-	(11,534.3)	-
Capital Expenditures	(1,269.2)	(148.8)	(652.8)
Proceeds from Sale of 80% Interest in NGPL PipeCo LLC, Net of $1.1 Million Cash Sold	2,899.3	-	-
Proceeds from NGPL PipeCo LLC Restricted Cash	3,106.4	-	-
Acquisitions	(4.2)	(5.7)	(42.1)
Net (Investments in) Proceeds from Margin Deposits	(207.1)	35.8	(54.8)
Distributions from Equity Investees	89.1	-	-
Other Investments	(339.4)	(14.6)	(29.7)
Change in Natural Gas Storage and NGL Line Fill Inventory	(2.7)	1.5	8.4
Property Casualty Indemnifications	-	-	8.0
Net Proceeds (Cost of Removal) from Sales of Other Assets	113.0	7.5	(1.5)
Net Cash Flows Provided by (Used in) Continuing Investing Activities	4,385.2	(11,658.6)	(764.5)
Net Cash Flows Provided by Discontinued Investing Activities	-	199.9	1,488.2
Net Cash Flows Provided by (Used in) Investing Activities	$4,385.2	$(11,458.7)	$723.7

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In millions)

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
Cash Flows from Financing Activities:
Short-term Debt, Net	$(623.1)	$(230.2)	$(247.5)
Long-term Debt Issued	1,600.1	5,305.0	1,000.0
Long-term Debt Retired	(5,861.5)	(455.5)	(302.4)
Discount on Early Extinguishment of Debt	69.2	-	-
Cash Book Overdraft	18.5	0.5	(14.9)
Common Stock Issued	-	-	9.9
Excess Tax Benefits from Share-based Payment Arrangements	-	-	56.7
Cash Paid to Share-based Award Holders Due to Going Private Transaction	-	(181.1)	-
Issuance of Kinder Morgan Management, LLC Shares	-	-	297.9
Contributions from Successor Investors	-	5,112.0	-
Short-term Advances (to) from Unconsolidated Affiliates	(11.5)	(2.3)	2.3
Cash Dividends, Common Stock	-	-	(234.9)
Minority Interests, Contributions	384.8	-	-
Minority Interests, Distributions	(300.9)	-	(248.9)
Debt Issuance Costs	(12.1)	(62.7)	(13.1)
Other, Net	3.9	-	(4.3)
Net Cash Flows (Used in) Provided by Continuing Financing Activities	(4,732.6)	9,485.7	300.8
Net Cash Flows Provided by Discontinued Financing Activities	-	-	140.1
Net Cash Flows (Used in) Provided by Financing Activities	(4,732.6)	9,485.7	440.9

Effect of Exchange Rate Changes on Cash	(1.0)	-	7.6

Cash Balance Included in Assets Held for Sale	-	-	(2.7)

Net Increase (Decrease) in Cash and Cash Equivalents	32.3	(1,754.3)	1,772.5
Cash and Cash Equivalents at Beginning of Period	148.6	1,902.3	129.8
Cash and Cash Equivalents at End of Period	$180.9	$148.0	$1,902.3

The accompanying notes are an integral part of these consolidated financial statements.

Knight Inc. Form 10-Q

KNIGHT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

We are a large energy transportation and storage company, operating or owning an interest in approximately 37,000 miles of pipelines and approximately 165 terminals. We have both regulated and nonregulated operations. We also own the general partner interest and a significant limited partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded pipeline limited partnership. Our executive offices are located at 500 Dallas Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 369-9000. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. (formerly Kinder Morgan, Inc.) and its consolidated subsidiaries both before and after the Going Private transaction discussed in Note 2 below. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” and “KMP” (its NYSE ticker symbol) are intended to mean Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries.

Kinder Morgan Management, LLC, referred to in this report as “Kinder Morgan Management” or “KMR,” is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which we indirectly own all of the outstanding common equity, owns all of Kinder Morgan Management’s voting shares. Kinder Morgan Management’s non-voting shares (as opposed to the voting shares we hold) are traded on the New York Stock Exchange under the ticker symbol “KMR.” Kinder Morgan Management, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of Kinder Morgan Energy Partners, L.P., subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Under such SEC rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our management believes, however, that our disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

Our consolidated financial statements include the accounts of Knight Inc. and our majority-owned subsidiaries, as well as those of Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC, in which we have a preferred investment. Investments in jointly owned operations in which we hold a 50% or less interest (other than Kinder Morgan Energy Partners and Triton Power Company LLC) and have the ability to exercise significant influence over their operating and financial policies are accounted for under the equity method. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

On May 30, 2007, we completed our Going Private transaction whereby Kinder Morgan, Inc. merged with a wholly owned subsidiary of Knight Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. Knight Holdco LLC is a private company owned by Richard D. Kinder, our Chairman and Chief Executive Officer; our co-founder William V. Morgan; former Kinder Morgan, Inc. board members Fayez Sarofim and Michael C. Morgan; other members of our senior management, most of whom are also senior officers of Kinder Morgan G.P., Inc. and Kinder Morgan Management; and affiliates of (i) Goldman Sachs Capital Partners, (ii) American International Group, Inc., (iii) The Carlyle Group, and (iv) Riverstone Holdings LLC. As a result of the Going Private transaction (i) we are now privately owned, (ii) our stock is no longer traded on the New York Stock Exchange, and (iii) we have adopted a new basis of accounting for our assets and liabilities. This transaction was a “business combination” for accounting purposes, requiring that these investors, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, record the assets acquired and liabilities assumed at their fair market values as of the acquisition date, resulting in a new basis of accounting.

As a result of the application of the SEC rules and guidance regarding “push down” accounting, the investors’ new accounting basis in our assets and liabilities is reflected in our financial statements effective with the closing of the Going

Knight Inc. Form 10-Q

Private transaction. Therefore, in the accompanying consolidated financial statements, transactions and balances prior to the closing of the Going Private transaction (the amounts labeled “Predecessor Company”) reflect the historical accounting basis in our assets and liabilities, while the amounts subsequent to the closing (labeled “Successor Company”) reflect the push down of the investors’ new basis to our financial statements. Hence, there is a blackline division on the financial statements and relevant notes, which is intended to signify that the amounts shown for periods prior to and subsequent to the Going Private transaction are not comparable.

As required by SFAS No. 141 (applied by the investors and pushed down to our financial statements), effective with the closing of the Going Private transaction, all of our assets and liabilities have been recorded at their estimated fair market values based on an allocation of the purchase price paid in the Going Private transaction. To the extent that we consolidate less than wholly owned subsidiaries (such as Kinder Morgan Energy Partners, Kinder Morgan Management and Triton Power Company LLC), the reported assets and liabilities for these entities have been given a new accounting basis only to the extent of our economic ownership interest in those entities. Therefore, the assets and liabilities of these entities are included in our financial statements, in part, at a new accounting basis reflecting the investors’ purchase of our economic interest in these entities (approximately 50% in the case of KMP and 14% in the case of KMR). The remaining percentage of these assets and liabilities, reflecting the continuing minority ownership interest, is included at its historical accounting basis. The purchase price paid in the Going Private transaction and the allocation of that purchase price is as follows:

(In millions)
The Total Purchase Price Consisted of the Following:
Cash Paid	$5,112.0
Kinder Morgan, Inc. Shares Contributed	2,719.2
Equity Contributed	7,831.2
Cash from Issuances of Long-term Debt	4,696.2
Total Purchase Price	$12,527.4

The Allocation of the Purchase Price is as Follows:
Current Assets	$1,551.2
Investments	897.8
Goodwill	13,892.4
Property, Plant and Equipment, Net	15,281.5
Deferred Charges and Other Assets	1,639.8
Current Liabilities	(3,279.5)
Other Liabilities and Deferred Credits:
Deferred Income Taxes, Non-current	(2,499.0)
Other Deferred Credits	(1,786.3)
Long-term Debt	(9,855.9)
Minority Interests in Equity of Subsidiaries	(3,314.6)
$12,527.4

Transfer of Net Assets Between Entities Under Common Control

We account for the transfer of net assets between entities under common control by carrying forward the net assets recognized in the balance sheets of each combining entity to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination. Transfers of net assets between entities under common control do not affect the income statement of the combined entity.

Knight Inc. Form 10-Q

3.	Goodwill

Changes in the carrying amount of our goodwill for the six months ended June 30, 2008 are summarized as follows:

	December 31, 2007	Acquisitions and Purchase Price Adjustments[1]	Impairment of Assets	Other[2]	June 30, 2008
	(In millions)
Products Pipelines – KMP	$2,179.4	$(24.3)	$(1,113.9)	$(6.9)	$1,034.3
Natural Gas Pipelines – KMP	3,201.0	444.5	(2,242.8)	(10.6)	1,392.1
CO2 – KMP	1,077.6	467.4	-	(3.7)	1,541.3
Terminals – KMP	1,465.9	-	(676.6)	(4.5)	784.8
Trans Mountain – KMP	250.1	-	-	(6.9)	243.2

Consolidated Total	$8,174.0	$887.6	$(4,033.3)	$(32.6)	$4,995.7
_______________
[1]	Adjustments relate primarily to a reallocation between goodwill and property, plant, and equipment in our final purchase price allocation.
[2]
Adjustments include (i) the translation of goodwill denominated in foreign currencies and (ii) reductions in the allocation of equity method goodwill due to reductions in our ownership percentage of Kinder Morgan Energy Partners.

We evaluate for the impairment of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. For this purpose, we have six reporting units as follows: (i) Products Pipelines – KMP (excluding associated terminals), (ii) Products Pipelines Terminals – KMP (evaluated separately from Products Pipelines for goodwill purposes), (iii) Natural Gas Pipelines – KMP, (iv) CO2 – KMP, (v) Terminals – KMP and (vi) TransMountain – KMP. For the investments we continue to account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill and is not subject to amortization but rather to impairment testing in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of both June 30, 2008 and December 31, 2007, we have reported $138.2 million of equity method goodwill within the caption “Investments” in the accompanying interim Consolidated Balance Sheets.

In the second quarter of 2008, we finalized the purchase price allocation associated with our May 2007 Going Private transaction, establishing the fair values of our individual assets and liabilities including assigning the associated goodwill to our six reporting units, in each case as of the May 31, 2007 acquisition date. The goodwill that arose in conjunction with this acquisition, which constitutes all of our recorded goodwill, was determined to be associated with the general partner and significant limited partner interests in Kinder Morgan Energy Partners (a publicly traded master limited partnership, “MLP”) that we acquired as part of this business combination. The goodwill was attributable, in part, to the difference between the market multiples that are paid to acquire the general partner interest in an MLP and the market multiples that are (or would be) paid to acquire the individual assets that comprise the MLP.

In conjunction with our annual impairment test of the carrying value of this goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in Kinder Morgan Energy Partners were less than the carrying values. In addition, the fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using a market multiple for the individual assets). For the reporting units where the fair value was less than the carrying value, we determined the implied fair value of goodwill. The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairments by our reporting unit: Products Pipelines – KMP (excluding associated terminals) – $1.04 billion, Products Pipelines Terminals – KMP (separate from Products Pipelines – KMP for goodwill impairment purposes) - $70 million, Natural Gas Pipelines – KMP – $2.24 billion, and Terminals – KMP – $677 million, for a total impairment of $4.03 billion. While the impairment test is substantially complete, final adjustments may be recorded in the third quarter of 2008. The goodwill impairment charge recorded in this quarter, and any subsequent adjustments, are non-cash and do not have any impact on our cash flow.

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

Knight Inc. Form 10-Q

4.	Other Intangibles

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

	June 30, 2008	December 31, 2007
	(In millions)
Customer Relationships, Contracts and Agreements:
Gross Carrying Amount[1]	$270.9	$321.3
Accumulated Amortization	(21.1)	(11.6)
Net Carrying Amount	249.8	309.7

Technology-based Assets, Lease Value and Other:
Gross Carrying Amount	11.7	11.7
Accumulated Amortization	(0.5)	(0.3)
Net Carrying Amount	11.2	11.4

Total Other Intangibles, Net	$261.0	$321.1
_______________
[1]
The change in the Gross Carrying Amount is due primarily to (i) a decrease of approximately $18 million for Kinder Morgan Energy Partners’ allocated purchase price to Marine Terminals, Inc.’s bulk terminal assets and (ii) a decrease of approximately $32 million for Knight’s allocated purchase price to the assets belonging to the Products Pipelines, Natural Gas Pipelines, CO2, and Terminals segments, related to the Going Private transaction. These adjustments had the effect of increasing “Goodwill” and decreasing “Other Intangibles, Net” by that amount.

Amortization expense on our intangibles consisted of the following:

	Successor Company			Predecessor Company
	Three Months Ended June 30,	Six Months Ended June,	One Month Ended June 30,	Two Months Ended May 31,	Five Months Ended May 31,
	2008	2008	2007	2007	2007
	(In millions)			(In millions)
Customer Relationships, Contracts and Agreements	$4.4	$9.5	$1.2	$2.5	$6.1
Technology-based Assets, Lease Value and Other	0.1	0.2	-	0.1	0.2
Total Amortization	$4.5	$9.7	$1.2	$2.6	$6.3

As of June 30, 2008, the weighted-average amortization period for our intangible assets was approximately 17.0 years.

5.	Accounting for Minority Interests

The caption “Minority Interests in Equity of Subsidiaries” in the accompanying interim Consolidated Balance Sheets consists of the following:

	June 30, 2008	December 31, 2007
	(In millions)
Kinder Morgan Energy Partners	$1,270.7	$1,616.0
Kinder Morgan Management, LLC	1,558.3	1,657.7
Triton Power Company LLC	33.1	29.2
Other	9.9	11.1
	$2,872.0	$3,314.0

Knight Inc. Form 10-Q

6.	Asset Retirement Obligations

We have recorded liabilities associated with estimated future legal obligations to retire certain tangible long-lived assets.

We have included $1.4 million of our total asset retirement obligations (“ARO”) as of June 30, 2008 in the caption “Current Liabilities: Other” and the remaining $75.9 million in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet. A reconciliation of the changes in our accumulated ARO is as follows. Additional information regarding our ARO is included in our 2007 Form 10-K.

	Successor Company		Predecessor Company
	Six Months Ended	One Month Ended	Five Months Ended
	June 30, 2008	June 30, 2007	May 31, 2007
	(In millions)		(In millions)
Beginning of Period	$55.0	$53.1	$52.5
Additions	25.5	-	0.2
Liabilities Settled	(1.8)	-	(0.7)
Liabilities Sold[1]	(2.8)	-	-
Accretion Expense	1.4	0.2	1.1
End of Period	$77.3	$53.3	$53.1
_______________
[1]	ARO liabilities associated with the NGPL business segment, 80% of which was sold in February 2008 (see Note 12).

7.	Related Party Transactions

Significant Investors

As discussed in Note 2, as a result of the Going Private transaction, a number of individuals and entities became significant investors in us. By virtue of the size of their ownership interest, two of those investors became “related parties” to us as that term is defined in the authoritative accounting literature: (i) American International Group, Inc. and certain of its affiliates (“AIG”) and (ii) Goldman Sachs Capital Partners and certain of its affiliates (“Goldman Sachs”). We enter into transactions with certain AIG affiliates in the ordinary course of their conducting insurance and insurance-related activities, although no individual transaction is, and all such transactions collectively are not, material to our consolidated financial statements. We conduct commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs. In conjunction with these activities, we are a party (through one of our subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates. At June 30, 2008 and December 31, 2007, the fair values of these derivative contracts are included in the accompanying interim Consolidated Balance Sheets within the captions indicated in the following table:

	June 30, 2008	December 31, 2007
	(In millions)
Derivative Assets (Liabilities):
Deferred Charges and Other Assets: Fair Value of Derivative Instruments	$7.8	$-
Current Liabilities: Fair Value of Derivative Instruments	$(566.7)	$(239.8)
Other Liabilities and Deferred Credits: Fair Value of Derivative Instruments	$(1,154.5)	$(386.5)

Plantation Pipe Line Company Note Receivable

Kinder Morgan Energy Partners has a seven-year note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The outstanding note receivable balance was $88.5 million and $89.7 million as of June 30, 2008 and December 31, 2007, respectively. Of these amounts, $2.5 million and $2.4 million, respectively, were included within “Current Assets: Accounts, Notes and Interest Receivable, Net: Related Parties” in our accompanying interim Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 and the remainder was included within “Notes Receivable – Related Parties” in our accompanying interim Consolidated Balance Sheets at each

Knight Inc. Form 10-Q

reporting date.

Express US Holdings LP Note Receivable

On June 30, 2008, we exchanged our C$113.6 million preferred equity interest in Express US Holdings LP for two subordinated notes from Express US Holdings LP with a combined face value of $111.4 million (C$113.6 million); see Note 12.

8.	Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in Working Capital Items:
(Net of Effects of Acquisitions and Sales)

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Accounts Receivable	$(463.7)	$(12.1)	$(31.9)
Materials and Supplies Inventory	(5.3)	(1.9)	(1.7)
Other Current Assets	(34.2)	0.5	0.5
Accounts Payable	364.1	49.4	26.3
Other Current Liabilities	(402.9)	72.0	(196.1)
	$(542.0)	$107.9	$(202.9)

Supplemental Disclosures of Cash Flow Information:

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Cash Paid During the Period for:
Interest, Net of Amount Capitalized	$358.0	$41.2	$381.8
Income Taxes Paid, Including Prior Period Amounts	$399.6	$5.1	$133.3

During the six months ended June 30, 2008 and the five months ended May 31, 2007, Kinder Morgan Energy Partners acquired $2.3 million and $18.5 million, respectively, of assets by the assumption of liabilities.

During the six months ended June 30, 2008, we recognized non-cash activity of $45.8 million for unamortized fair value adjustments recorded in purchase accounting related to the Going Private transaction and $41.7 million for unamortized debt issuance costs, both associated with the early extinguishment of debt.

On June 30, 2008, we exchanged our preferred equity interest in Express US Holdings LP for two subordinated notes from Express US Holdings LP with a combined face value of $111.4 million (C$113.6 million); see Note 12.

In May 2007, Kinder Morgan Energy Partners issued 266,813 common units, representing approximately $15.0 million of value, in settlement of an obligation included in the purchase price of seven bulk terminal operations acquired from Trans-Global Solutions, Inc. on April 29, 2005.

Knight Inc. Form 10-Q

9.	Income Taxes

Income taxes from Continuing Operations included in our Consolidated Statements of Operations were as follows:

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(Dollars in millions)		(Dollars in millions)
Income Taxes	$19.4	$21.3	$47.8
Effective Tax Rate[1]	10.1%	43.3%	78.7%

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(Dollars in millions)		(Dollars in millions)
Income Taxes	$106.5	$21.3	$135.5
Effective Tax Rate[1]	27.6%	43.3%	48.4%
_______________
[1]	Excludes goodwill impairment charges related to non-deductible goodwill; see Note 3.

During the three and six months ended June 30, 2008 our effective tax rate, was lower than the statutory federal income tax rate of 35% primarily due to (i) a reduction of approximately $53 million in deferred income tax liabilities, and income tax expense, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains and (ii) the special tax deduction permitted for dividends received from domestic corporations. These decreases to the effective tax rate were partially offset by state income taxes, and the impact of consolidating the Kinder Morgan Management income tax provision.

During the one month ended June 30, 2007 and the two and five months ended May 31, 2007, our effective tax rate was higher than the statutory federal income tax rate of 35% due to (i) state income taxes, (ii) the impact of consolidating the Kinder Morgan Management income tax provision, (iii) foreign earnings subject to different tax rates, (iv) the impact of consolidating Kinder Morgan Energy Partners’ income tax provision, and (v) non-deductible fees associated with the Going Private transaction.

Knight Inc. Form 10-Q

10.	Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)		(In millions)
Net Income (Loss)	$(3,860.6)	$30.2	$78.3
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(577.3)	(19.0)	0.5
Reclassification of Change in Fair Value of Derivatives to Net Income	95.9	(0.9)	(0.3)
Employee Benefit Plans:
Prior Service Cost Arising During Period	(0.1)	-	(1.7)
Net Gain Arising During Period	(0.4)	-	11.4
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	(0.1)	-	(0.2)
Amortization of Net Loss Included in Net Periodic Benefit Costs	0.1	-	0.5
Change in Foreign Currency Translation Adjustment	15.6	(1.4)	30.8
Other Comprehensive Income (Loss)	(466.3)	(21.3)	41.0

Comprehensive Income (Loss)	$(4,326.9)	$8.9	$119.3

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Net Income (Loss)	$(3,754.9)	$30.2	$65.9
Other Comprehensive Income (Loss), Net of Tax:
Change in Fair Value of Derivatives Utilized for Hedging Purposes	(797.0)	(19.0)	(21.3)
Reclassification of Change in Fair Value of Derivatives to Net Income	211.4	(0.9)	10.3
Employee Benefit Plans:
Prior Service Cost Arising During Period	0.3	-	(1.7)
Net Gain Arising During Period	1.1	-	11.4
Amortization of Prior Service Cost Included in Net Periodic Benefit Costs	-	-	(0.4)
Amortization of Net Loss Included in Net Periodic Benefit Costs	(0.1)	-	1.4
Change in Foreign Currency Translation Adjustment	(8.7)	(1.4)	40.1
Other Comprehensive Income (Loss)	(593.0)	(21.3)	39.8

Comprehensive Income (Loss)	$(4,347.9)	$8.9	$105.7

The Accumulated Other Comprehensive Loss balance of $856.3 million included in the accompanying interim Consolidated Balance Sheet at June 30, 2008 consisted of (i) $837.1 million representing unrecognized net losses on hedging activities, (ii) $9.8 million representing foreign-currency translation gain adjustments, (iii) $0.3 million, and $28.7 million representing unrecognized prior service costs and net losses relating to the employee benefit plans, respectively.

Knight Inc. Form 10-Q

11.	Kinder Morgan Management, LLC

On May 15, 2008, Kinder Morgan Management made a distribution of 0.017716 of its shares per outstanding share (1,305,429 total shares) to shareholders of record as of April 30, 2008, based on the $0.96 per common unit distribution declared by Kinder Morgan Energy Partners. On August 14, 2008, Kinder Morgan Management will pay a share distribution of .018124 shares per outstanding share (1,359,152 total shares) to shareholders of record as of July 31, 2008, based on the $0.99 per common unit distribution declared by Kinder Morgan Energy Partners. Kinder Morgan Management’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the Kinder Morgan Energy Partners cash distribution per common unit by the average market price of a Kinder Morgan Management share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.

12.	Business Combinations, Investments, and Sales

During the first six months of 2008, we did not complete any previously unannounced material business acquisitions or enter into any new joint ventures; however, we did record purchase price adjustments related to Kinder Morgan Energy Partners’ previously completed acquisitions of bulk terminal operations acquired effective May 30, 2007 and September 1, 2007, respectively.

On May 30, 2007, Kinder Morgan Energy Partners purchased the Vancouver Wharves bulk marine terminal from British Columbia Railway Company, a crown corporation owned by the Province of British Columbia, for an aggregate consideration of $59.5 million, consisting of $38.8 million in cash and $20.7 million in assumed liabilities. The Vancouver Wharves facility is located on the north shore of the Port of Vancouver’s main harbor and includes five deep-sea vessel berths situated on a 139-acre site. The terminal assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems that allow the terminal to handle over 3.5 million tons of cargo annually.

The acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing terminal operations and all of the acquired assets are included in our Terminals – KMP business segment. Final purchase price adjustments were made in the first half of 2008 to reflect the fair value of acquired assets and expected value of assumed liabilities. The adjustments increased “Property, Plant and Equipment, Net” by $2.7 million, reduced working capital balances by $1.6 million, and increased ”Other Liabilities and Deferred Credits: Other” by $1.1 million.

Additionally, on September 1, 2007, Kinder Morgan Energy Partners acquired certain bulk terminals assets from Marine Terminals, Inc. for an aggregate consideration of approximately $101.6 million, consisting of $100.4 million in cash and an assumed liability of $1.2 million. The acquired assets and operations are included in our Terminals – KMP business segment and are primarily involved in the handling and storage of steel and alloys. The operations consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama, Hertford, North Carolina, and Berkley, South Carolina. Combined, the five facilities handle approximately 13.5 million tons of alloys and steel products annually and also provide stevedoring and harbor services, scrap handling, and scrap processing services to customers in the steel and alloys industry.

Based on Kinder Morgan Energy Partner’s estimate of fair market values, we allocated $60.8 million of the combined purchase price to “Property, Plant and Equipment, Net,” $21.7 million to “Other Intangibles, Net,” $18.1 million to “Goodwill,” and $1.0 million to “Current Assets: Other” or “Deferred Charges and Other Assets: Other.”  As of June 30, 2008, the allocation of the purchase price was preliminary, pending final determination of certain post-closing adjustments pursuant to the purchase and sale agreement. We do not expect these final purchase price adjustments to be significant, and we expect all adjustments and settlements will be completed in the third quarter of 2008.

The allocation to “Other Intangibles, Net” included a $20.1 million amount representing the fair value of a service contract, acquired with the bulk terminal facilities from Marine Terminals, Inc., with Nucor Corporation, a large domestic steel company with significant operations in the Southeast region of the United States. For valuation purposes, the service contract was determined to have a useful life of 20 years, and pursuant to the contract’s provisions, the acquired terminal facilities will continue to provide Nucor with handling, processing, harboring and warehousing services.

The allocation to “Goodwill,” which is expected to be deductible for tax purposes, was based on the fact that this acquisition both expanded and complemented Kinder Morgan Energy Partners’ existing ferro alloy terminal operations and will provide Nucor and other customers further access to Kinder Morgan Energy Partners’ growing national network of marine and rail terminals. We believe the acquired value of the assets, including all contributing intangible assets, exceeded the fair value of acquired identifiable net assets and liabilities—in the aggregate, these factors represented goodwill.

Knight Inc. Form 10-Q

Sale of 80% of NGPL

On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns Natural Gas Pipeline of America and certain affiliates, collectively referred to as “NGPL,” to Myria Acquisition Inc. (“Myria”) for approximately $2.9 billion. We also received $3.0 billion of cash previously held in escrow related to a notes offering by NGPL PipeCo LLC in December 2007, the net proceeds of which were distributed to us principally as repayment of intercompany indebtedness and partially as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is owned by a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group. The total proceeds from this sale of $5.9 billion were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.67 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility (see Note 14).

Investment in Rockies Express Pipeline

In the first six months of 2008, Kinder Morgan Energy Partners made capital contributions of $306.0 million to West2East Pipeline LLC (the sole owner of Rockies Express Pipeline LLC) to partially fund its Rockies Express Pipeline construction costs. This cash contribution was recorded to “Investments” in the accompanying interim Consolidated Balance Sheet as of June 30, 2008, and it was included within “Cash Flows from Investing Activities: Other Investments” in the accompanying interim Consolidated Statement of Cash Flows for the six months ended June 30, 2008. Kinder Morgan Energy Partners owns a 51% equity interest in the West2East Pipeline LLC.

On June 24, 2008, Rockies Express Pipeline LLC completed a private offering of senior notes. It issued an aggregate $1.3 billion in principal amount of fixed rate senior notes under an indenture between itself and U.S. Bank National Association, as trustee, in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, but instead was subject to the requirements of Rule 144A under the Act. Rockies Express Pipeline LLC received net proceeds of approximately $1.29 billion from this offering, after deducting the initial purchasers’ discount and estimated offering expenses, and virtually all of the net proceeds from the sale of the notes were used to repay short-term commercial paper borrowings.

The indenture included the issuance of three separate series of notes, as follows:

•	$500 million in principal amount of 6.25% senior notes due July 15, 2013;

•	$550 million in principal amount of 6.85% senior notes due July 15, 2018; and

•	$250 million in principal amount of 7.50% senior notes due July 15, 2038.

Interest on the notes will be paid semiannually on January 15 and July 15 of each year, commencing on January 15, 2009. All payments of principal and interest in respect of the notes are the sole obligation of Rockies Express Pipeline LLC. Noteholders will have no recourse against Kinder Morgan Energy Partners, Sempra Energy or ConocoPhillips, or against any of Kinder Morgan Energy Partners’ or their respective officers, directors, employees, shareholders, members, managers, unitholders or affiliates for any failure by Rockies Express Pipeline LLC to perform or comply with its obligations pursuant to the notes or the indenture.

Other Sales

On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. We received net proceeds of $63.1 million.

On April 1, 2008, Kinder Morgan Energy Partners sold its 25% interest in Thunder Creek Gas Services, LLC. Kinder Morgan Energy Partners received cash proceeds of approximately $50.7 million for its investment.

On June 30, 2008, we exchanged our $111.4 million (C$113.6 million) preferred equity interest in Express US Holdings LP and the accrued interest thereon for $40.5 million in cash (the majority of which was received in July 2008) and two subordinated notes issued by Express US Holdings LP with a combined face value of $111.4 million (C$113.6 million). Immediately prior to the exchange, the subordinated notes were held by two other partners in Express US Holdings LP. These notes are included in the accompanying interim Consolidated Balance Sheet at June 30, 2008, under the caption “Notes Receivable – Related Parties.” The two notes have an interest rate of 12%, payable quarterly, and are due on January 9, 2023.

Knight Inc. Form 10-Q

We continue to own a one-third common equity interest in Express US Holdings LP.

13.	Discontinued Operations

North System Natural Gas Liquids Pipeline System

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. In the six months ended June 30, 2008, Kinder Morgan Energy Partners paid $2.4 million to ONEOK Partners, L.P. to fully settle both the sale of working capital items and the allocation of pre-acquisition investee distributions, and to partially settle the sale of liquids inventory balances. Due to the fair market valuation resulting from the Going Private transaction (see Note 2), the consideration Kinder Morgan Energy Partners received from the sale of its North System was equal to its carrying value; therefore no gain or loss was recorded on this disposal transaction. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale were eight propane truck-loading terminals located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets were included in our Products Pipelines – KMP business segment.

Terasen Pipelines (Corridor) Inc.

On March 5, 2007, we entered into a definitive agreement to sell Terasen Pipelines (Corridor) Inc. (“Corridor”) to Inter Pipeline Fund, a Canada-based company. Corridor transports diluted bitumen from the Athabasca Oil Sands Project near Fort McMurray, Alberta, to the Scotford Upgrader near Fort Saskatchewan, Alberta. The sale did not include any other assets of Kinder Morgan Canada (formerly Terasen Pipelines). This transaction closed on June 15, 2007, for approximately $711 million (C$760 million) plus assumption of all of the debt related to Corridor, including the debt associated with the expansion taking place on Corridor at the time of the sale. The consideration was equal to Corridor’s carrying value, therefore no gain or loss was recorded on this disposal transaction.

Terasen Inc.

We closed the sale of Terasen Inc. to Fortis Inc. on May 17, 2007, for sales proceeds of approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. The sale did not include the assets of Kinder Morgan Canada (formerly Terasen Pipelines) discussed in the preceding paragraph. We recorded a book gain on this disposition of $55.7 million in the second quarter of 2007. The sale resulted in a capital loss of $998.6 million for tax purposes. Approximately $223.3 million of this loss was utilized to reduce capital gains principally associated with the sale of our U.S.-based retail gas operations (see below) resulting in a tax benefit of approximately $82.2 million. The remaining capital loss carryforward of $775.3 million, which expires in 2012, was utilized to reduce the capital gain associated with our sale of an 80% ownership interest in NGPL (see Note 12).

Natural Gas Distribution and Retail Operations

In March 2007, we completed the sale of our U.S.-based retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In conjunction with this sale, we recorded a pre-tax gain of $251.8 million (net of $3.9 million of transaction costs) in the first quarter of 2007. Our Natural Gas Pipelines – KMP business segment (i) provides natural gas transportation and storage services and sells natural gas to and (ii) receives natural gas transportation and storage services, natural gas and natural gas liquids and other gas supply services from the discontinued U.S.-based retail natural gas distribution business. These transactions are continuing after the sale of this business and will likely continue to a similar extent into the future. For the five months ended May 31, 2007, revenues and expenses of our continuing operations totaling $3.1 million and $1.2 million, respectively for products and services sold to and purchased from our discontinued U.S.-based retail natural gas distribution operations prior to its sale in March 2007, have been eliminated in our accompanying interim Consolidated Statements of Operations. We are currently receiving fees from SourceGas, a subsidiary of General Electric Company, to provide certain administrative functions for a limited period of time and for the lease of office space. We do not have any significant continuing involvement in or retain any ownership interest in these operations and, therefore, the continuing cash flows discussed above are not considered direct cash flows of the disposed assets.

Earnings of Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations have been reclassified to discontinued operations for all periods presented and reported in the caption,

Knight Inc. Form 10-Q

“Income (Loss) from Discontinued Operations, Net of Tax” in our accompanying interim Consolidated Statements of Operations. Summarized financial results of these operations are as follows:

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues	$-	$9.8	$223.2

Earnings (Loss) from Discontinued Operations Before Income Taxes	(0.3)	2.3	52.4
Income Taxes	-	-	13.0
Earnings (Loss) from Discontinued Operations	$(0.3)	$2.3	$65.4

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Operating Revenues	$-	$9.8	$921.8

Earnings (Loss) from Discontinued Operations Before Income Taxes	(0.4)	2.3	393.2
Income Taxes	-	-	(94.6)
Earnings (Loss) from Discontinued Operations	$(0.4)	$2.3	$298.6

The cash flows attributable to discontinued operations are included in our accompanying interim Consolidated Statements of Cash Flows for the six months ended June 30, 2008, the one month ended June 30, 2007, and five months ended May 31, 2007 in the captions “Net Cash Flows (Used in) Provided by Discontinued Operations,” “Net Cash Flows Provided by Discontinued Investing Activities” and “Net Cash Flows Provided by Discontinued Financing Activities.”

14.	Financing

Notes Payable

	June 30, 2008
	Short-term Borrowings Outstanding Under Revolving Credit Facility	Commercial Paper Outstanding	Weighted- Average Interest Rate of Short-term Debt Outstanding
	(In millions)

Knight Inc. – Secured Debt[1]	$265.0	$-	3.61%
Kinder Morgan Energy Partners – Unsecured Debt[2]	$-	$-	-%
____________
[1]
The average short-term debt outstanding (and related weighted-average interest rate) was $168.4 million (3.95%) and $180.0 million (4.81%) during the three and six months ended June 30, 2008, respectively.

[2]	The average short-term debt outstanding (and weighted-average interest rate) was $380.4 million (2.85%) and $413.6 million (3.50%) during the three and six months ended June 30, 2008, respectively.

The Knight Inc. $1.0 billion six-year senior secured credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans. Knight Inc. does not have a

Knight Inc. Form 10-Q

commercial paper program.

The Kinder Morgan Energy Partners $1.85 billion five-year unsecured bank credit facility matures August 18, 2010 and can be amended to allow for borrowings up to $2.1 billion. Borrowings under the credit facility can be used for partnership purposes and as a backup for Kinder Morgan Energy Partners’ commercial paper program. Borrowings under Kinder Morgan Energy Partners’ commercial paper program reduce the borrowings allowed under its credit facility. There were no borrowings under the $1.85 billion credit facility as of June 30, 2008 or as of December 31, 2007. As of December 31, 2007, Kinder Morgan Energy Partners had $589.1 million of commercial paper outstanding with an average interest rate of 5.58%. The borrowings under Kinder Morgan Energy Partners’ commercial paper program were used principally to finance the acquisitions and capital expansions that Kinder Morgan Energy Partners made during 2008 and 2007.

Kinder Morgan Energy Partners’ five-year credit facility is with a syndicate of financial institutions and Wachovia Bank, National Association is the administrative agent. As of June 30, 2008, the amount available for borrowing under Kinder Morgan Energy Partners’ credit facility was reduced by an aggregate amount of $929.2 million, consisting of (i) a combined $620 million in three letters of credit that support its hedging of commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil, (ii) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of Kinder Morgan Energy Partners’ Pacific operations’ pipelines in the state of California, (iii) a combined $92.1 million in three letters of credit that support tax-exempt bonds issued by subsidiaries of Kinder Morgan Energy Partners, (iv) a combined $53.4 million in letters of credit that support Kinder Morgan Energy Partners’ pipeline and terminal operations in Canada, (v) a $26.8 million letter of credit that supports Kinder Morgan Energy Partners’ indemnification obligations on the Series D note borrowings of Cortez Capital Corporation, (vi) a $19.9 million letter of credit that supports the construction of Kinder Morgan Energy Partners’ Kinder Morgan Louisiana Pipeline (a natural gas pipeline), and (vii) a combined $17 million in other letters of credit supporting other obligations of Kinder Morgan Energy Partners and its subsidiaries.

Significant Debt Financing Transactions

On June 6, 2008, Kinder Morgan Energy Partners completed a public offering of a total of $700 million in principal amount of senior notes, consisting of $375 million of 5.95% notes due February 15, 2018, and $325 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $687.7 million, and used the proceeds to reduce the borrowings under its commercial paper program. The notes due in 2018 constitute a further issuance of the $600 million aggregate principal amount of 5.95% notes Kinder Morgan Energy Partners issued on February 12, 2008 and form a single series with those notes. The notes due in 2038 constitute a further issuance of the combined $850 million aggregate principal amount of 6.95% notes Kinder Morgan Energy Partners issued on June 21, 2007 and February 12, 2008, respectively, and form a single series with those notes.

On February 12, 2008, Kinder Morgan Energy Partners completed a public offering of senior notes. Kinder Morgan Energy Partners issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018, and $300 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and used the proceeds to reduce the borrowings under its commercial paper program. The notes due in 2038 constitute a further issuance of the $550 million aggregate principal amount of 6.95% notes Kinder Morgan Energy Partners issued on June 21, 2007 and form a single series with those notes.

In February 2008, approximately $4.6 billion of the proceeds from the completed sale of an 80% ownership interest in NGPL PipeCo LLC were used to pay off and retire our senior secured credit facility’s Tranche A and Tranche B term loans and to pay down amounts outstanding at that time under our $1.0 billion revolving credit facility as follows:

Debt Paid Down and/or Retired
(In millions)
Knight Inc.
Senior Secured Credit Term Loan Facilities:
Tranche A Term Loan, Due 2013	$995.0
Tranche B Term Loan, Due 2014	3,183.5
Credit Facility:
$1.0 billion Secured Revolver, Due May 2013	375.0
Total Paid Down and/or Retired	$4,553.5

Knight Inc. Form 10-Q

In March 2008, using primarily proceeds from the completed sale of an 80% ownership interest in NGPL PipeCo LLC, along with cash on hand and borrowings under our $1.0 billion revolving credit facility, we repurchased approximately $1.67 billion par value of our outstanding debt securities for $1.6 billion in cash as follows:

Par Value of Debt Repurchased
(In millions)
Knight Inc.
Debentures:
6.50% Series, Due 2013	$18.9
6.67% Series, Due 2027	143.0
7.25% Series, Due 2028	461.0
7.45% Series, Due 2098	124.1
Senior Notes:
6.50% Series, Due 2012	160.7
Kinder Morgan Finance Company, LLC:
6.40% Series, Due 2036	513.6
Deferrable Interest Debentures Issued to Subsidiary Trusts:
8.56% Junior Subordinated Deferrable Interest Debentures Due 2027	87.3
7.63% Junior Subordinated Deferrable Interest Debentures Due 2028	160.6
Repurchase of Outstanding Debt Securities	$1,669.2

On May 30, 2007, we terminated our $800 million five-year credit facility dated August 5, 2005 and entered into a $5.8 billion credit agreement with a syndicate of financial institutions and Citibank, N.A., as administrative agent. The senior secured credit facilities consist of the following: (i) a $1.0 billion senior secured Tranche A term loan facility with a term of six years and six months (subsequently retired), (ii) a $3.3 billion senior secured Tranche B term loan facility, with a term of seven years (subsequently retired), (iii) a $455 million senior secured Tranche C term loan facility with a term of three years (subsequently retired), and (iv) a $1.0 billion senior secured revolving credit facility with a term of six years. The revolving credit facility includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million swingline loans and can be used for general corporate purposes.

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

Since we are accounting for the Going Private transaction in accordance with SFAS No. 141, Business Combinations, we have adjusted our basis in our long-term debt to reflect its fair value and the adjustments are being amortized until the debt securities mature. The unamortized fair value adjustment balances reflected within the caption “Long-term Debt” of the accompanying interim Consolidated Balance Sheet at June 30, 2008 were $48.1 million and $0.8 million representing a decrease to the carrying value of our long-term debt and an increase in the balance of our value of interest rate swaps, respectively.

Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company

As part of the purchase price consideration for Kinder Morgan Energy Partners’ January 1, 2007 acquisition of the remaining approximate 50.2% interest in the Cochin pipeline system that it did not already own, two of its subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. Kinder Morgan Energy Partners valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. The principal amount of the note, along with interest, is due in five equal annual installments of $10.0 million on March 31 in each of 2008, 2009, 2010, 2011 and 2012. Kinder Morgan Energy Partners’ subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and as of June 30, 2008 and December 31, 2007, the outstanding balance under the note was $35.6 million and $44.6 million, respectively.

Knight Inc. Form 10-Q

Rockies Express Pipeline LLC

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011, (ii) $2.0 billion commercial paper program, and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. The $600 million in principal amount of senior notes were issued on September 20, 2007. The notes are unsecured and are not redeemable prior to maturity. Interest on the notes is paid and computed quarterly at an interest rate of three-month LIBOR (with a floor of 4.25%) plus a spread of 0.85%; however, upon issuance of the notes, Rockies Express entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and maturity dates of August 20, 2009. The interest rate swap agreements effectively convert the interest expense associated with these senior notes from its stated variable rate to a fixed rate of 5.85%.

As of June 30, 2008, in addition to the $600 million in senior notes, Rockies Express Pipeline LLC had $740.4 million of commercial paper outstanding ($512.6 million net of cash on hand) with a weighted-average interest rate of approximately 3.0%, and there were no borrowings under its credit facility. Accordingly, as of June 30, 2008, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC’s debt was $683.6 million (51% of total guaranteed borrowings). In addition, there is a $31.4 million letter of credit outstanding as of June 30, 2008, issued by JP Morgan Chase. Kinder Morgan Energy Partners’ contingent responsibility with regard to this letter of credit was $16.0 million (51% of face amount).

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

Midcontinent Express Pipeline LLC is an equity method investee of Kinder Morgan Energy Partners, and the two member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of June 30, 2008, Midcontinent Express Pipeline LLC had borrowed $385.0 million under its credit facility. Accordingly, as of June 30. 2008, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express Pipeline LLC’s debt was $192.5 million (50% of total borrowings).

In addition, Midcontinent Express Pipeline LLC has a $197 million reimbursement agreement dated September 4, 2007, with JPMorgan Chase as the administrative agent. The agreement includes covenants and requires payments of fees that are common in such arrangements, and both Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. have agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage membership interests. Furthermore, both the reimbursement agreement and the revolving credit facility can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline, and as of June 30, 2008, existing letters of credit having a combined face amount of $205.7 million were issued. The total face amount for the letters of credit  consisted of (i) $172.4 million from two separate letters of credit under the revolving credit facility and (ii) $33.3 million under a single letter of credit under the reimbursement agreement. Accordingly, as of June 30, 2008, Kinder Morgan Energy Partners’ contingent responsibility with regard to these outstanding letters of credit was $102.9 million (50% of the total face amount).

Kinder Morgan Energy Partners’ Common Units

On July 16, 2008, Kinder Morgan Energy Partners declared a cash distribution of $0.99 per common unit for the second quarter of 2008, payable on August 14, 2008 to unitholders of record as of July 31, 2008. On May 15, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.96 per common unit for the quarterly period ended March 31, 2008, of

Knight Inc. Form 10-Q

which $156.2 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units.

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

The combined effect of the above transactions had the associated effects of increasing our (i) minority interests associated with Kinder Morgan Energy Partners by $368.9 million and (ii) associated accumulated deferred income taxes by $5.6 million and reducing our (i) goodwill by $25.8 million and (ii) paid-in capital by $16.0 million.

Kinder Morgan G.P., Inc. Preferred Shares

On July 16, 2008, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on it’s Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on August 18, 2008 to shareholders on record as of July 31, 2008.  On April 16, 2008, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share, which was paid on May 19, 2008 to shareholders of record as of April 30, 2008.

Interest Expense

“Interest Expense, Net” as presented in the accompanying interim Consolidated Statements of Operations is interest expense net of the debt component of the allowance for funds used during construction, which was $9.3 million and $19.4 million for the three and six months ended June 30, 2008, respectively and $2.9 million, $6.3 million, and $12.2 million, for the one month ended June 30, 2007, and the two and five months ended May 31, 2007. We also record as interest expense gains and losses from (i) the reacquisition of debt, (ii) the termination of interest rate swaps designated as fair value hedges for which the hedged liability has been extinguished and (iii) the termination of interest rate swaps designated as cash flow hedges for which the forecasted interest payments will no longer occur. During the six months ended June 30, 2008, we recorded a $34.4 million loss from the early extinguishment of debt in the caption “Interest Expense, Net,” which includes a gain on the debt repurchased in the tender more than offset by a loss from the write-off of debt issuance costs associated with the $5.8 billion secured credit facility. We also recorded $10.8 million in gains from the early extinguishment of debt in the caption “Interest Expense – Deferred Interest Debentures,” and $19.8 million of gains from the termination of interest rate swaps designated as fair value hedges, for which the hedged liability was extinguished, in the caption “Interest Expense, Net” in the accompanying interim Consolidated Statements of Operations.

15.	Business Segments

In accordance with the manner in which we manage our businesses, including the allocation of capital and evaluation of business segment performance, we report our operations in the following segments: (1) Natural Gas Pipeline Company of America LLC and certain affiliates (“NGPL”), a major interstate natural gas pipeline and storage system; (2) Power, the ownership and operation of natural gas-fired electric generation facilities; (3) Express Pipeline System, the ownership of a one-third interest in a crude pipeline system accounted for under the equity method; (4) Products Pipelines – KMP, the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; (5) Natural Gas Pipelines – KMP, the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems; (6) CO2 – KMP, the production, transportation and marketing of carbon dioxide (“CO2”) to oil fields that use CO2 to increase production of oil plus ownership interests in and/or operation of oil fields in West Texas and the ownership and operation of a crude oil pipeline system in West Texas; (7) Terminals – KMP, the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States and Canada; and (8) Trans Mountain – KMP, the ownership and operation of a pipeline system that transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the State of Washington, U.S.A.

Knight Inc. Form 10-Q

In conjunction with our annual impairment test of the carrying value of this goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in Kinder Morgan Energy Partners were less than the carrying values. The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using a market multiple for the individual assets). The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairments by our reporting unit: Products Pipelines – KMP (excluding associated terminals) – $1.04 billion, Products Pipelines Terminals – KMP (separate from Products Pipelines – KMP for goodwill impairment purposes) - $70 million, Natural Gas Pipelines – KMP – $2.24 billion, and Terminals – KMP – $677 million, for a total impairment of $4.03 billion. While the impairment test is substantially complete, final adjustments may be recorded in the third quarter of 2008. The goodwill impairment charge recorded in this quarter, and any subsequent adjustments, are non-cash and do not have any impact on our cash flow (see Note 3).

On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns NGPL, to Myria Acquisition Inc. (See Note 12). As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL as an equity method investment.

On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns, with the sale effective January 1, 2008. We received net proceeds of $63.1 million (See Note 12).

On October 5, 2007, Kinder Morgan Energy Partners completed the sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment (See Note 13).

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for approximately $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. In prior periods, the Trans Mountain pipeline system was reported in the Kinder Morgan Canada business segment. Due to the inclusion of Kinder Morgan Energy Partners and its subsidiaries in our consolidated financial statements (resulting from the implementation of EITF 04-5), we accounted for this transaction as a transfer of net assets between entities under common control. Therefore, following Kinder Morgan Energy Partners’ acquisition of Trans Mountain from us, Kinder Morgan Energy Partners recognized the Trans Mountain assets and liabilities acquired at our carrying amounts (historical cost) at the date of transfer. As discussed in Note 3, based on an evaluation of the fair value of the Trans Mountain pipeline system, we recorded an estimated goodwill impairment charge of approximately $377.1 million in the first quarter of 2007. In April 2008, as a result of finalizing certain “true-up” provisions in Kinder Morgan Energy Partners’ acquisition agreement related to Trans Mountain pipeline expansion spending, Kinder Morgan Energy Partners received a cash contribution of $23.4 million from us.

In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment (See Note 13).

On June 15, 2007, we sold Corridor to Inter Pipeline Fund, a Canada-based company (see Note 13). As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior SEC filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also were reported in the Kinder Morgan Canada business segment in previous periods, are now reported in the segment referred to as “Express.”

In February 2007, we entered into a definitive agreement, which closed on May 17, 2007 (see Note 13), to sell Terasen Inc. to Fortis, Inc., a Canada-based company with investments in regulated distribution utilities. Execution of this sale agreement constituted a subsequent event of the type that, under accounting principles generally accepted in the United States of America, required us to consider the market value indicated by the definitive sales agreement in our 2006 goodwill impairment evaluation. Accordingly, based on the fair values of these reporting units derived principally from this definitive sales agreement, an estimated goodwill impairment charge of approximately $650.5 million was recorded in 2006.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, 80% of the assets and liabilities associated with NGPL PipeCo LLC were included in our interim Consolidated Balance Sheet at December 31, 2007 in the captions “Current Assets: Assets Held for Sale,” “Assets Held for Sale, Non-current,” “Current Liabilities: Liabilities Held for Sale” and “Other Liabilities and Deferred Credits: Liabilities Held for Sale, Non-current” with the

Knight Inc. Form 10-Q

remaining 20% included in the caption “Investments.” The financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. See Note 13 for additional information regarding discontinued operations.

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to our consolidated operations and described in Note 2, except that (i) certain items below the “Operating Income” line (such as interest expense) are either not allocated to business segments or are not considered by management in its evaluation of business segment performance, (ii) equity in earnings of equity method investees are included in segment earnings (these equity method earnings are included in “Other Income and (Expenses)” in the accompanying interim Consolidated Statements of Operations), (iii) certain items included in operating income (such as general and administrative expenses and depreciation, depletion and amortization (“DD&A”)) are not considered by management in its evaluation of business segment performance and, thus, are not included in reported performance measures, (iv) gains and losses from incidental sales of assets are included in segment earnings and (v) our business segments that are also segments of Kinder Morgan Energy Partners include certain other income and expenses and income taxes in their segment earnings. With adjustment for these items, we currently evaluate business segment performance primarily based on Earnings before DD&A (“EBDA”) in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we adopted as a result of the Going Private transaction.

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

Business Segment Information

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)		(In millions)
Segment Earnings (Loss) before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL[1]	$8.7	$59.4	$107.1
Power	0.7	2.4	3.2
Express	5.2	2.7	1.8
Products Pipelines – KMP[2,4]	(977.2)	47.4	90.7
Natural Gas Pipelines – KMP[2,4]	(2,072.9)	49.8	93.8
CO2 – KMP[2]	250.6	57.2	84.6
Terminals – KMP[2,4]	(536.3)	38.3	71.8
Trans Mountain – KMP[2]	33.4	8.8	20.8
Total Segment Earnings (Loss) Before DD&A	(3,287.8)	266.0	473.8
Depreciation, Depletion and Amortization	(215.7)	(72.2)	(108.0)
Amortization of Excess Cost of Equity Investments	(1.4)	(0.5)	(1.0)
Other	17.6	0.6	2.9
Interest and Corporate Expenses, Net[3]	(355.9)	(144.7)	(313.6)
Add Back: Income Taxes Included in Segments Above[2]	2.3	-	6.6
Income (Loss) from Continuing Operations Before Income Taxes	$(3,840.9)	$49.2	$60.7

Knight Inc. Form 10-Q

Revenues from External Customers:
NGPL[1]	$-	$99.2	$161.5
Power	13.2	8.9	8.3
Products Pipelines – KMP	198.6	66.7	134.8
Natural Gas Pipelines – KMP	2,644.7	587.9	1,105.2
CO2 – KMP	342.5	79.8	132.6
Terminals – KMP	300.4	79.5	149.3
Trans Mountain – KMP	43.4	14.4	30.0
Other	17.7	0.5	(1.0)
Total Revenues	$3,560.5	$936.9	$1,720.7
Intersegment Revenues:
NGPL[1]	$-	$0.6	$1.4
Terminals – KMP	0.3	0.1	0.1
Other	(0.1)	-	-
Total Intersegment Revenues	$0.2	$0.7	$1.5

Depreciation, Depletion and Amortization:
NGPL[1]	$-	$5.9	$18.3
Power	-	-	0.3
Products Pipelines – KMP	28.8	8.5	13.3
Natural Gas Pipelines – KMP	25.8	6.8	10.8
CO2 – KMP	114.4	39.8	47.4
Terminals – KMP	39.1	9.5	13.9
Trans Mountain – KMP	7.5	1.5	3.5
Other	0.1	0.2	0.5
Total Consolidated Depreciation, Depletion and Amortization	$215.7	$72.2	$108.0

Capital Expenditures – Continuing Operations:
NGPL[1]	$-	$15.1	$28.3
Products Pipelines – KMP	63.5	23.3	43.2
Natural Gas Pipelines – KMP	229.1	32.5	39.7
CO2 – KMP	153.4	28.4	43.7
Terminals – KMP	94.6	41.9	77.3
Trans Mountain – KMP	93.9	6.0	58.7
Other	(3.6)	1.6	4.5
Total Capital Expenditures – Continuing Operations	$630.9	$148.8	$295.4
____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL as an equity method investment.

[2]
Income taxes of Kinder Morgan Energy Partners of $2.3 million and $6.6 million for the three months ended June 30, 2008 and the two months ended May 31, 2007, respectively, are included in segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments.

[3]	Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.
[4]	Three months ended June 30, 2008 includes a goodwill impairment charge; see Note 3.

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Segment Earnings (Loss) before Depreciation, Depletion, Amortization and Amortization of Excess Cost of Equity Investments:
NGPL[1]	$104.7	$59.4	$267.4
Power	2.8	2.4	8.9
Express	9.2	2.7	5.4
Products Pipelines – KMP[2,4]	(836.9)	47.4	224.4
Natural Gas Pipelines – KMP[2,4]	(1,884.5)	49.8	228.5
CO2 – KMP[2]	483.9	57.2	210.0
Terminals – KMP[2,4]	(410.5)	38.3	172.3
Trans Mountain – KMP[2,4]	63.6	8.8	(337.4)
Total Segment Earnings (Loss) Before DD&A	(2,467.7)	266.0	779.5
Depreciation, Depletion and Amortization	(433.8)	(72.2)	(261.0)
Amortization of Excess Cost of Equity Investments	(2.9)	(0.5)	(2.4)
Other	18.4	0.6	2.9
Interest and Corporate Expenses, Net[3]	(773.3)	(144.7)	(631.8)
Add Back: Income Taxes Included in Segments Above[2]	11.3	-	15.6
Income (Loss) from Continuing Operations Before Income Taxes	$(3,648.0)	$49.2	$(97.2)

Revenues from External Customers:
NGPL[1]
Power	$132.1	$99.2	$424.5
Products Pipelines – KMP	20.7	8.9	19.9
Natural Gas Pipelines – KMP	396.9	66.7	331.9
CO2 – KMP	4,557.2	587.9	2,637.6
Terminals – KMP	662.4	79.8	324.2
Trans Mountain – KMP	580.4	79.5	364.2
Other	86.5	14.4	62.8
Total Revenues	19.3	0.5	-
	$6,455.5	$936.9	$4,165.1

Intersegment Revenues:
NGPL[1]	$0.9	$0.6	$2.0
Natural Gas Pipelines – KMP	-	-	3.0
Terminals – KMP	0.5	0.1	0.3
Other	(0.9)	-	-
Total Intersegment Revenues	$0.5	$0.7	$5.3

Depreciation, Depletion and Amortization:
NGPL[1]	$9.3	$5.9	$45.3
Power	-	-	(4.2)
Products Pipelines – KMP	56.7	8.5	33.6
Natural Gas Pipelines – KMP	51.3	6.8	26.8
CO2 – KMP	222.8	39.8	116.3
Terminals – KMP	78.4	9.5	34.4
Trans Mountain – KMP	15.1	1.5	8.2
Other	0.2	0.2	0.6
Total Consolidated Depreciation, Depletion and Amortization	$433.8	$72.2	$261.0

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)		(In millions)
Capital Expenditures – Continuing Operations:
NGPL[1]	$10.2	$15.1	$77.3
Products Pipelines – KMP	120.8	23.3	79.5
Natural Gas Pipelines – KMP	416.8	32.5	66.6
CO2 – KMP	248.4	28.4	133.3
Terminals – KMP	240.6	41.9	169.9
Trans Mountain – KMP	236.0	6.0	109.0
Other	(3.6)	1.6	17.2
Total Capital Expenditures – Continuing Operations	$1,269.2	$148.8	$652.8
____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL as an equity method investment.

[2]
Income taxes of Kinder Morgan Energy Partners of $11.3 million and $15.6 million for the six months ended June 30, 2008 and the five months ended May 31, 2007, respectively, are included in segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments.

[3]	Includes (i) general and administrative expense, (ii) interest expense, (iii) minority interests and (iv) miscellaneous other income and expenses not allocated to business segments.
[4]	Six months ended June 30, 2008 and five months ended May 31, 2007 includes goodwill impairment charges; see Note 3 of the accompanying Notes to Consolidated Financial Statements.

June 30, 2008
(In millions)
Assets:
NGPL[1]	$708.4
Power	54.3
Express	123.5
Products Pipelines – KMP	5,566.5
Natural Gas Pipelines – KMP	7,590.4
CO2 – KMP	4,426.3
Terminals – KMP	4,246.7
Trans Mountain – KMP	1,587.5
Total segment assets	24,303.6
Other[2]	835.8
Total Consolidated Assets	$25,139.4
____________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL as an equity method investment.

[2]
Includes assets of cash, restricted deposits, market value of derivative instruments (including interest rate swaps) and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Knight Inc. Form 10-Q

Geographic Information

Following is geographic information regarding the revenues from external customers and long-lived assets of our business segments.

	Successor Company
	Three Months Ended June 30, 2008
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Revenues:
NGPL[1]	$-	$-	$-	$-
Power	13.2	-	-	13.2
Products Pipelines – KMP	193.7	4.9	-	198.6
Natural Gas Pipelines – KMP	2,641.1	-	3.6	2,644.7
CO2 – KMP	342.5	-	-	342.5
Terminals – KMP	282.8	15.5	2.1	300.4
Trans Mountain	3.0	40.4	-	43.4
Other	16.9	0.8	-	17.7
	$3,493.2	$61.6	$5.7	$3,560.5

	Successor Company
	One Month Ended June 30, 2007
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Revenues:
NGPL[1]	$99.2	$-	$-	$99.2
Power	8.9	-	-	8.9
Products Pipelines – KMP	64.1	2.6	-	66.7
Natural Gas Pipelines – KMP	586.8	-	1.1	587.9
CO2 – KMP	79.8	-	-	79.8
Terminals – KMP	75.6	3.6	0.3	79.5
Trans Mountain	1.0	13.4	-	14.4
Other	-	0.5	-	0.5
	$915.4	$20.1	$1.4	$936.9

	Predecessor Company
	Two Months Ended May 31, 2007
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Revenues:
NGPL[1]	$161.5	$-	$-	$161.5
Power	8.3	-	-	8.3
Products Pipelines – KMP	129.0	5.8	-	134.8
Natural Gas Pipelines – KMP	1,102.8	-	2.4	1,105.2
CO2 – KMP	132.6	-	-	132.6
Terminals – KMP	148.5	-	0.8	149.3
Trans Mountain	2.0	28.0	-	30.0
Other	-	(1.0)	-	(1.0)
	$1,684.7	$32.8	$3.2	$1,720.7

Knight Inc. Form 10-Q

	Successor Company
	Six Months Ended June 30, 2008
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Revenues:
NGPL[1]	$132.1	$-	$-	$132.1
Power	20.7	-	-	20.7
Products Pipelines – KMP	385.1	11.8	-	396.9
Natural Gas Pipelines – KMP	4,550.1	-	7.1	4,557.2
CO2 – KMP	662.4	-	-	662.4
Terminals – KMP	550.9	25.6	3.9	580.4
Trans Mountain	6.0	80.5	-	86.5
Other	17.7	1.6	-	19.3
	$6,325.0	$119.5	$11.0	$6,455.5

	Predecessor Company
	Five Months Ended May 31, 2007
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Revenues:
NGPL[1]	$424.5	$-	$-	$424.5
Power	19.9	-	-	19.9
Products Pipelines – KMP	319.7	12.2	-	331.9
Natural Gas Pipelines – KMP	2,631.8	-	5.8	2,637.6
CO2 – KMP	324.2	-	-	324.2
Terminals – KMP	362.0		2.2	364.2
Trans Mountain	4.5	58.3	-	62.8
	$4,086.6	$70.5	$8.0	$4,165.1

	At June 30, 2008
	United States	Canada	Mexico and Other[2]	Total
	(In millions)
Long-lived Assets[3]:
NGPL[1]	$708.4	$-	$-	$708.4
Power	34.5	-	-	34.5
Express	80.5	34.5	-	115.0
Products Pipelines – KMP	4,318.6	113.0	-	4,431.6
Natural Gas Pipelines – KMP	4,973.4	-	90.3	5,063.7
CO2 – KMP	2,618.8	-	-	2,618.8
Terminals – KMP	2,867.8	228.3	9.0	3,105.1
Trans Mountain – KMP	25.8	1,283.1	-	1,308.9
Other	353.0	10.2	-	363.2
	$15,980.8	$1,669.1	$99.3	$17,749.2
______________
[1]
Effective February 15, 2008, we sold an 80% ownership interest in NGPL to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL as an equity method investment.

[2]
Terminals – KMP includes revenues of $2.1 million and $3.9 million for the three-month and six-month periods ended June 30, 2008, respectively, $0.3 million for the one month period ended June 30, 2007, $0.8 million and $2.2 million for the two-month and five-month periods ended May 31, 2007, respectively, and long-lived assets of $9.0 million at June 30, 2008, attributable to operations in the Netherlands.

[3]	Long-lived assets exclude goodwill and other intangibles, net.

Knight Inc. Form 10-Q

16.	Accounting for Derivative Instruments and Hedging Activities

We are exposed to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of our expected future purchase or sale of these products. We have exposure to interest rate risk as a result of the issuance of variable and fixed rate debt and commercial paper and to foreign currency risk from our investments in businesses owned and operated outside the United States. Pursuant to our risk management policy, we engage in derivative transactions for the purpose of mitigating these risks, which transactions are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and associated amendments (“SFAS No. 133”).

Commodity Price Risk Management

Our normal business activities expose us to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil. Reflecting the portion of changes in the value of derivative contracts that were not effective in offsetting underlying changes in expected cash flows (the ineffective portion of hedges), we recognized pre-tax losses of approximately $6.9 million and $8.5 million in the three and six months ended June 30, 2008, respectively. We recognized a pre-tax gain of approximately $0.5 million in the one month ended June 30, 2007, and a pre-tax gain of $0.1 million and pre-tax loss of $0.7 million in the two and five months ended May 31, 2007, respectively. The gains and losses for each respective period were a result of ineffectiveness of these hedges, which amounts are reported within the captions “Natural Gas Sales,” “Oil and Product Sales” and “Gas Purchases and Other Costs of Sales” in the accompanying interim Consolidated Statements of Operations. As the hedged sales and purchases take place and we record them into earnings, we also reclassify the associated gains and losses included in accumulated other comprehensive income into earnings. During the three and six months ended June 30, 2008 we reclassified gains of $95.9 million and $211.4 million, respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during these periods. During the one month ended June 30, 2007, and the two and five months ended May 31, 2007, we reclassified gains of $0.9 million, gains of $0.3 million and losses of $11.4 million, respectively, of accumulated other comprehensive loss into earnings, as a result of hedged forecasted transactions occurring during these periods. Furthermore, during the three months ended June 30, 2008, and the five months ended May 31, 3007, we reclassified $13.1 million of net losses and $1.1 million of net gains, respectively, into earnings as a result of the discontinuance of cash flow hedges. During the second quarter of 2008, the one month ended June 30, 2007 and the two months ended May 31, 2007, we did not reclassify any of our accumulated other comprehensive loss into earnings as a result of the discontinuance of cash flow hedges. During the next twelve months, we expect to reclassify approximately $290.2 million of accumulated other comprehensive loss into earnings.

Derivative instruments that are entered into for the purpose of mitigating commodity price risk include swaps, futures and options. The fair values of these derivative contracts reflect the amounts that we would receive or pay to terminate the contracts at the reporting date and are included in the accompanying interim Consolidated Balance Sheets within the captions indicated in the following table:

	June 30, 2008	December 31, 2007
	(In millions)	(In millions)
Derivatives Asset (Liability):
Current Assets: Fair Value of Derivative Instruments	$77.7	$37.1
Current Assets: Assets Held for Sale	$-	$8.4
Deferred Charges and Other Assets: Fair Value of Derivative Instruments	$37.3	$4.4
Current Liabilities: Fair Value of Derivative Instruments	$(1,191.4)	$(594.7)
Current Liabilities: Liabilities Held for Sale	$-	$(0.4)
Other Liabilities and Deferred Credits: Fair Value of Derivative Instruments	$(1,974.5)	$(836.8)

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

Interest Rate Risk Management

In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. We use interest rate swap agreements to manage the interest rate risk associated with the fair value of our fixed rate borrowings and to effectively convert a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate cash flows in order to achieve our desired mix of fixed and variable rate debt.

Knight Inc. Form 10-Q

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

In connection with the Going Private transaction, all of our debt, and debt of our subsidiary, Kinder Morgan Energy Partners, was remeasured and recorded on our balance sheet at fair value. Except for Corridor’s outstanding interest rate swap agreements classified as held for sale, all of our interest rate swaps, and swaps of our subsidiary, Kinder Morgan Energy Partners, were re-designated as fair value hedges effective June 1, 2007. Because these swaps did not have a fair value of zero as of June 1, 2007, they did not meet the requirements for the “short-cut” method of assessing their effectiveness. Accordingly, subsequent changes in the carrying value of the swap is adjusted to its fair value as of the end of each reporting period, and an offsetting entry is made to adjust the carrying value of the debt securities whose fair value is being hedged. Any hedge ineffectiveness resulting from the difference between the change in fair value of the interest rate swap and the change in fair value of the hedged debt instrument is recorded as interest expense in the current period. During the three and six months ended June 30, 2008, no hedge ineffectiveness related to these hedges was recognized. Interest expense equal to the floating rate payments is accrued monthly and paid semi-annually.

As of December 31, 2007, we, and our subsidiary Kinder Morgan Energy Partners were parties to interest rate swap agreements with notional principal amounts of $275 million and $2.3 billion, respectively, for a consolidated total of $2.575 billion. On March 7, 2008, we paid $2.5 million to terminate our remaining interest rate swap agreement having a notional value of $275 million associated with Kinder Morgan Finance Company, LLC’s 6.40% senior notes due 2036. In February 2008, Kinder Morgan Energy Partners entered into two additional fixed-to-floating interest rate swap agreements: (i) having a combined notional principal amount of $500 million related to its $600 million 5.95% senior notes issued on February 12, 2008. Additionally, on June 6, 2008, following Kinder Morgan Energy Partner’s issuance of $700 million in principal amount of senior notes in two separate series, Kinder Morgan Energy Partners entered into two additional fixed-to-floating interest rate swap agreements having a combined notional principal amount of $700 million. Therefore, as of June 30, 2008, we were not party to any interest rate swap agreements and Kinder Morgan Energy Partners was a party to fixed-to-floating interest rate swap agreements with a combined notional principal amount of $3.5 billion; effectively converting the interest expense associated with certain series of its senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.

The fair value of interest rate swaps at June 30, 2008 of $128.9 reflects $158.9 million and $30.0 million included in the accompanying interim Consolidated Balance Sheet within the captions “Deferred Charges and Other Assets: Fair Value of Derivative Instruments” and “Other Liabilities and Deferred Credits: Fair Value of Derivative Instruments,” respectively. The fair value of interest rate swaps of $139.1 million as of December 31, 2007 is included in the accompanying interim Consolidated Balance Sheet within the caption “Deferred Charges and Other Assets: Fair Value of Derivative Instruments.” The total unamortized net gain on the termination of interest rate swaps of $28.1 million is included within the caption “Long-term Debt: Value of Interest Rate Swaps” in the accompanying interim Consolidated Balance Sheet at June 30, 2008. All of Kinder Morgan Energy Partners’ swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2008, the maximum length of time over which Kinder Morgan Energy Partners has hedged a portion of its exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. To hedge the value of our investment in Canadian operations, we have entered into various cross-currency interest rate swap transactions that have been designated as net investment hedges in accordance with SFAS No. 133. We have recognized no ineffectiveness through the income statement as a result of these hedging relationships during the three and six months ended June 30, 2008, the one month ended June 30, 2007 and the two and five months ended May 31, 2007. The effective portion of the changes in fair value of these swap transactions is reported as a cumulative translation adjustment under the caption “Accumulated Other Comprehensive Loss” in the accompanying interim Consolidated Balance Sheets.

The combined notional value of our remaining cross-currency interest rate swaps at June 30, 2008 was approximately C$281.6 million. The fair value of the swaps as of June 30, 2008 was a liability of US$49.5 million, which is included in the caption “Other Liabilities and Deferred Credits: Other” in the accompanying interim Consolidated Balance Sheet.

Knight Inc. Form 10-Q

SFAS No. 157

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (”FAS 157-2”). FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, we have not applied the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations, (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing, (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments, and (iv) asset retirement obligations initially measured at fair value, although the fair value measurements we have made in these circumstances are not necessarily different from those that would be made had the provisions of SFAS No. 157 been applied. We adopted the remainder of SFAS No. 157 effective January 1, 2008, and the adoption did not have a material impact on our balance sheet, statement of income, or statement of cash flows since we already apply its basic concepts in measuring fair value.

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

Knight Inc. Form 10-Q

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

The following tables summarize the fair value measurements of ours and Kinder Morgan Energy Partners’ (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of June 30, 2008, based on the three levels established by SFAS No. 157 and does not include cash margin deposits, which are reported within the caption “Restricted Deposits” in the accompanying interim Consolidated Balance Sheet:

	Asset Fair Value Measurements as of June 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Energy Commodity Derivative Contracts[1]	$115.0	$-	$79.1	$35.9

Interest Rate Swap Agreements	$158.9	$-	$158.9	$-

	Liability Fair Value Measurements as of June 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Energy Commodity Derivative Contracts[2]	$(3,165.9)	$(6.7)	$(2,890.3)	$(268.9)

Interest Rate Swap Agreements	$(30.0)	$-	$(30.0)	$-

Cross Currency Swaps	$(49.5)	$-	$(49.5)	$-
____________
[1]	Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of West Texas Sour hedges and West Texas Intermediate options.
[2]
Level 1 consists primarily of NYMEX Natural Gas futures.  Level 2 consists primarily of OTC West Texas Intermediate hedges. Level 3 consists primarily of West Texas Sour hedges and West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for the three and six months ended June 30, 2008:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In millions)
Net Asset (Liability)
Beginning Balance	$(123.8)	$(100.3)
Realized and Unrealized Net Losses	(141.5)	(186.3)
Purchases and Settlements	32.3	53.6
Transfers in (out) of Level 3	-	-
Balance as of June 30, 2008	$(233.0)	$(233.0)
Change in Unrealized Net Losses Relating to Contracts Still Held as of June 30, 2008	$(123.1)	$(160.8)

Knight Inc. Form 10-Q

17.	Employee Benefits

Knight Inc.

Retirement Plans – Components of Net Periodic Pension Cost:

	Successor Company			Predecessor Company
	Three Months Ended June 30,	Six Months Ended June 30,	One Month Ended June 30,	Two Months Ended May 31,	Five Months Ended May 31,
	2008	2008	2007	2007	2007
	(In millions)			(In millions)
Service Cost	$2.8	$5.6	$0.9	$1.8	$4.5
Interest Cost	3.6	7.2	1.1	2.2	5.6
Expected Return on Assets	(5.8)	(11.6)	(1.9)	(3.8)	(9.6)
Amortization of Prior Service Credit	-	-	-	-	0.1
Amortization of Net Loss	-	-	-	-	0.2
Net Periodic Pension Cost	$0.6	$1.2	$0.1	$0.2	$0.8

As of June 30, 2008, no contributions have been made and we do not expect to make any additional contributions to these plans during 2008.

Other Postretirement Employee Benefits – Components of Net Periodic Benefit Cost:

	Successor Company			Predecessor Company
	Three Months Ended June 30,	Six Months Ended June 30,	One Month Ended June 30,	Two Months Ended May 31,	Five Months Ended May 31,
	2008	2008	2007	2007	2007
	(In millions)			(In millions)
Service Cost	$0.1	$0.2	$-	$0.1	$0.2
Interest Cost	1.1	2.2	0.4	0.8	1.9
Expected Return on Assets	(1.6)	(3.2)	(0.5)	(1.1)	(2.7)
Amortization of Prior Service Credit	-	-	-	(0.3)	(0.7)
Amortization of Net Loss	(0.2)	(0.3)	-	0.7	2.0
Net Periodic Postretirement Benefit Cost	$(0.6)	$(1.1)	$(0.1)	$0.2	$0.7

Plan contributions have totaled $8.7 million during 2008. In the six months ended June 30, 2008, we contributed $1.5 million and NGPL contributed $7.2 million. We sold 80% of NGPL on February 15, 2008, and retain a 20% interest in NGPL (see Note 12). We do not expect to make any additional contributions to these plans during 2008.

Knight Inc. Form 10-Q

Terasen Inc. – Sold effective May 17, 2007; see Note 13

Terasen Inc. Retirement Plans – Components of Net Periodic Pension Cost:

	Predecessor Company
	For the Period April 1 – May 17,	For the Period January 1 – May 17,
	2007	2007
	(In millions)
Service Cost	$0.9	$2.7
Interest Cost	1.5	4.4
Expected Return on Assets	(1.9)	(5.5)
Plan Amendments	-	-
Other	-	0.1
Net Periodic Pension Cost	0.5	1.7
Defined Contribution Cost	-	-
Total Pension Costs	$0.5	$1.7

Other Postretirement Employee Benefits – Components of Net Periodic Pension Cost:

	Predecessor Company
	For the Period April 1 – May 17,	For the Period January 1 – May 17,
	2007	2007
	(In millions)
Service Cost	$0.2	$0.6
Interest Cost	0.5	1.4
Net Periodic Postretirement Benefit Cost	$0.7	$2.0

Kinder Morgan Energy Partners

Due to its acquisition of Trans Mountain, Kinder Morgan Energy Partners is a sponsor of pension plans for eligible Trans Mountain employees. The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of Canadian statutory limits, and defined contributory plans. Kinder Morgan Energy Partners also provides postretirement benefits other than pensions for retired employees. The combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for each of the first six months of 2008 and 2007 was approximately $1.5 million and $1.6 million, respectively. Kinder Morgan Energy Partners expects to contribute approximately $1.1 million to these benefit plans in 2008.

As of June 30, 2008, Kinder Morgan Energy Partners estimates that its overall net 2008 periodic pension and postretirement benefit costs for these plans will be approximately $3.1 million, recognized ratably over the year, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities. Kinder Morgan Energy Partners expects to contribute approximately $2.6 million to these benefit plans in 2008.

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

Knight Inc. Form 10-Q

As of June 30, 2008, Kinder Morgan Energy Partners estimates no overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2008; however, this estimate could change if a future significant event would require a remeasurement of liabilities. In the five month period ended May 31, 2007, Kinder Morgan Energy Partners’ net periodic benefit cost for the SFPP postretirement benefit plan was a credit of approximately $0.1 million. The credit resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost. In addition, Kinder Morgan Energy Partners expects to contribute approximately $0.4 million to this postretirement benefit plan in 2008.

18.	Regulatory Matters

The following updates the disclosure in Note 16 to the Consolidated Financial Statements included in our 2007 Form 10-K with respect to developments that occurred during the six months ended June 30, 2008.

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

On March 21, 2008, as part of an effort to undertake a broader review of the existing Standards of Conduct, the FERC issued a new notice of proposed rulemaking revamping the Standards of Conduct in order to make compliance and enforcement easier, rather than issuing a Final Rule on the January 18 NOPR. The intention of this action is to return to the core principles of the original Standards of Conduct, which established a functional separation between transmission and merchant personnel for natural gas and electric transmission providers. The new NOPR is made up of three rules: (i) independent functioning of transmission function employees from marketing function employees, (ii) the no-conduit rule prohibiting the passing and receipt of non-public transmission information and (iii) the transparency rule to detect undue discrimination. Comments on the revised NOPR were filed by numerous parties on May 12, 2008.

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

On September 20, 2007, the FERC issued for public comment in Docket No. RM07-9 a proposed rule that would revise its financial forms to require that additional information be reported by natural gas companies. The proposed rule would require, among other things, that natural gas companies: (i) submit additional revenue information, including revenue from shipper-supplied gas, (ii) identify the costs associated with affiliate transactions, and (iii) provide additional information on incremental facilities and on discounted and negotiated rates. The FERC proposes an effective date of January 1, 2008, which means that forms reflecting the new requirements for 2008 would be filed in early 2009. Comments on the proposed rule were filed by numerous parties on November 13, 2007.

On March 21, 2008, the FERC issued a Final Rule regarding changes to the Form 2, 2-A and 3Q. The revisions were designed to enhance the forms’ usefulness by updating them to reflect current market and cost information relevant to interstate pipelines and their customers. The rule is effective January 1, 2008 with the filing of the revised Form 3-Q beginning with the first quarter of 2009. The revised Form 2 and 2-A for calendar year 2008 material would be filed by April 30, 2009. On June 20, 2008, the FERC issued an Order Granting in Part and Denying in Part Rehearing and Granting Request for Clarification. No substantive changes were made to the March 21, 2008 Final Rule.

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

Notice of Proposed Rulemaking – Promotion of a More Efficient Capacity Release Market

On November 15, 2007, the FERC issued a notice of proposed rulemaking in Docket No. RM 08-1-000 regarding proposed modifications to its Part 284 regulations concerning the release of firm capacity by shippers on interstate natural gas pipelines. The FERC proposes to remove, on a permanent basis, the rate ceiling on capacity release transactions of one year or less. Additionally, the FERC proposes to exempt capacity releases made as part of an asset management arrangement from the prohibition on tying and from the bidding requirements of section 284.8. Initial comments were filed by numerous parties on January 25, 2008. On June 19, 2008, the FERC issued a final rule regarding changes to the capacity release program. The Commission permitted market based pricing for short-term capacity releases of a year or less. Long-term capacity releases and the pipelines sale of its own capacity remains subject to a price cap. The ruling would facilitate asset management arrangements by relaxing the FERC prohibitions on tying and on its bidding requirements for certain capacity releases. The FERC further clarified that its prohibition on tying does not apply to conditions associated with gas inventory held in storage for releases for firm storage capacity. Finally, the FERC waived the prohibition on typing and bidding requirements for capacity releases made as part of state-approved retail open access programs. The final rule became effective on July 30, 2008.

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

Knight Inc. Form 10-Q

In addition, on December 21, 2007, the FERC issued a new notice of proposed rulemaking in Docket No. RM08-2-000 regarding the daily posting provisions that were contained in Docket Nos. RM07-10-000 and AD06-11-000. The new notice of proposed rulemaking proposes to exempt from the daily posting requirements those non-interstate pipelines that (i) flow less than 10 million MMBtus of natural gas per year, (ii) fall entirely upstream of a processing plant, and (iii) deliver more than ninety-five percent (95%) of the natural gas volumes they flow directly to end-users. However, the new notice of proposed rulemaking expands the proposal to require that both interstate and non-exempt non-interstate pipelines post daily the capacities of, volumes scheduled at, and actual volumes flowing through, their major receipt and delivery points and mainline segments. Initial comments were filed by numerous parties on March 13, 2008. A technical conference was held on April 3, 2008. Numerous parties filed reply comments on April 14, 2008.

On December 26, 2007, the FERC issued Order No. 704 in this docket implementing only the annual reporting provisions of the notice of proposed rulemaking with minimal changes to the original proposal. The order became effective February 4, 2008. The initial report is due May 1, 2009 for calendar year 2008. Subsequent reports are due by May 1 of each year for the previous calendar year. Order 704 will require most, if not all Kinder Morgan natural gas pipelines to report annual volumes of relevant transactions to the FERC. Technical workshops were held on April 22, 2008 and May 19, 2008.

FERC Equity Return Allowance

On April 17, 2008, the FERC adopted a new policy under Docket No. PL07-2-000 that allows master limited partnerships to be included in proxy groups for the purpose of determining rates of return for both interstate natural gas and oil pipelines. Additionally, the policy statement concluded that (i) there should be no cap on the level of distributions included in the FERC’s current discounted cash flow methodology, (ii) the Institutional Brokers Estimated System forecasts should remain the basis for the short-term growth forecast used in the discounted cash flow calculation, (iii) there should be an adjustment to the long-term growth rate used to calculate the equity cost of capital for a master limited partnership, specifically the long-term growth rate would be set at 50% of the gross domestic product, and (iv) there should be no modification to the current respective two-thirds and one-third weightings of the short-term and long-term growth factors. Additionally, the FERC decided not to explore other methods for determining a pipeline’s equity cost of capital at this time. The policy statement governs all future gas and oil rate proceedings involving the establishment of a return on equity, as well as those cases that are currently pending before either the FERC or an administrative law judge. On May 19, 2008, an application for rehearing was filed by The American Public Gas Association. On June 13, 2008, the FERC dismissed the request for rehearing.

Notice of Proposed RuleMaking - Rural Onshore Low Stress Hazardous Liquids Pipelines

On September 6, 2006, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, referred to in this report as the PHMSA, published a notice of proposed rulemaking (PHMSA 71 FR 52504) that proposed to extend certain threat-focused pipeline safety regulations to rural onshore low-stress hazardous liquid pipelines within a prescribed buffer of previously defined U.S. states. Low-stress hazardous liquid pipelines, except those in populated areas or that cross commercially navigable waterways, have not been subject to the safety regulations in PHMSA 49 C.F.R. Part 195.1. According to the PHMSA, unusually sensitive areas are areas requiring extra protection because of the presence of sole-source drinking water resources, endangered species, or other ecological resources that could be adversely affected by accidents or leaks occurring on hazardous liquid pipelines.

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

Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline-Currently Certificated Facilities

Kinder Morgan Energy Partners operates and owns a 51% ownership interest in West2East Pipeline LLC, a limited liability company that is the sole owner of Rockies Express Pipeline LLC, and operates Rockies Express Pipeline. ConocoPhillips

Knight Inc. Form 10-Q

owns a 24% ownership interest in West2East Pipeline LLC and Sempra Energy holds the remaining 25% interest. When construction of the entire Rockies Express Pipeline project is completed, Kinder Morgan Energy Partners’ ownership interest will be reduced to 50% at which time the capital accounts of West2East Pipeline LLC will be trued up to reflect Kinder Morgan Energy Partners’ 50% economics in the project. According to the provisions of current accounting standards, due to the fact that Kinder Morgan Energy Partners will receive 50% of the economic benefits from the Rockies Express project on an ongoing basis, Kinder Morgan Energy Partners is not considered the primary beneficiary of West2East Pipeline LLC and thus, accounts for its investment under the equity method of accounting.

On August 9, 2005, the FERC approved the application of Rockies Express Pipeline LLC, formerly known as Entrega Gas Pipeline LLC, to construct 327 miles of pipeline facilities in two phases. For phase I (consisting of two pipeline segments), Rockies Express was granted authorization to construct and operate approximately 136 miles of pipeline extending northward from the Meeker Hub, located at the northern end of Kinder Morgan Energy Partners’ TransColorado pipeline system in Rio Blanco County, Colorado, to the Wamsutter Hub in Sweetwater County, Wyoming (segment 1), and then construct approximately 191 miles of pipeline eastward to the Cheyenne Hub in Weld County, Colorado (segment 2). Construction of segments 1 and 2 has been completed, with interim service commencing on segment 1 on February 24, 2006, and full in-service of both segments on February 14, 2007. For phase II, Rockies Express was authorized to construct three compressor stations, referred to as the Meeker, Big Hole and Wamsutter compressor stations. The Meeker and Wamsutter stations went into service in January 2008. Construction of the Big Hole compressor station has commenced in the second quarter of 2008.

Rockies Express Pipeline-West Project

On April 19, 2007, the FERC issued a final order approving the Rockies Express application for authorization to construct and operate certain facilities comprising its proposed “Rockies Express-West Project.” This project is the first planned segment extension of the Rockies Express’ facilities described above, and it is comprised of approximately 713 miles of 42-inch diameter pipeline extending from the Cheyenne Hub to an interconnection with Panhandle Eastern Pipe Line located in Audrain County, Missouri. The project also includes certain improvements to existing Rockies Express facilities located to the west of the Cheyenne Hub. Construction on Rockies Express-West commenced on May 21, 2007. Rockies Express-West began interim service for up to 1.4 billion cubic feet per day of natural gas on the West segment’s first 503 miles of pipe on January 12, 2008. The project commenced deliveries to Panhandle Eastern Pipeline, at Audrain County, Missouri, on the remaining 210 miles of pipe on May 20, 2008. The Rockies Express-West pipeline segment transports approximately 1.5 million cubic feet per day of natural gas across five states: Wyoming, Colorado, Nebraska, Kansas and Missouri.

Rockies Express expects to conduct further hydrostatic testing of portions of its system during September to satisfy DOT testing requirements to operate at its targeted higher operating pressure. This hydrostatic test will result in the temporary outage of pipeline delivery points and an overall reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages. We believe any revenue credits resulting from the temporary pipeline outage will not have a material adverse impact on Kinder Morgan Energy Partners’ business, cash flows, financial position or results of operations.

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

By order issued May 30, 2008, the FERC authorized the certificate to construct the Rockies Express Pipeline-East Project. Construction commenced on the Rockies Express-East pipeline on June 26, 2008. Subject to receipt of regulatory approvals, the project is expected to begin interim service to the Lebanon Hub in Warren County, Ohio by December 31, 2008, and be fully operational in the third quarter of 2009. Kinder Morgan Energy Partners is overseeing construction of the project and it will operate the pipeline.

Current market conditions for consumables, labor and construction equipment along with certain provisions in the final Environmental Impact Study have resulted in increased costs for the project and have affected certain projected completion dates. For example, the current estimate of total construction costs on the Rockies Express Pipeline is approximately $5.6 billion (consistent with Kinder Morgan Energy Partners’ July 16, 2008 second quarter earnings press release), and interim service on the East Project is expected to begin by December 31, 2008 to the Lebanon Hub, as opposed to the initial projection of Clarington.

Knight Inc. Form 10-Q

TransColorado Pipeline

On April 19, 2007, the FERC issued an order approving TransColorado Gas Transmission Company LLC’s application for authorization to construct and operate certain facilities comprising its proposed “Blanco-Meeker Expansion Project.” This compression and expansion project provides transportation capacity to move 250 million cubic feet per day of natural gas from the Blanco Hub area in San Juan County, New Mexico to the Rockies Express Pipeline at an existing point of interconnection located in the Meeker Hub in Rio Blanco County, Colorado. Construction commenced on May 9, 2007, and the project was completed and entered service January 1, 2008.

Kinder Morgan Interstate Gas Transmission Pipeline

On August 6, 2007, Kinder Morgan Interstate Gas Transmission LLC (referred to in this report as KMIGT) filed in FERC Docket CP07-430, for regulatory approval to construct and operate a 41-mile, $30 million natural gas pipeline from the Cheyenne Hub to markets in and around Greeley, Colorado, referred to in this report as the Colorado Lateral. When completed, the Colorado Lateral will provide firm transportation of up to 55 million cubic feet per day to a local utility under long-term contract. The FERC issued a draft environmental assessment on the project on January 11, 2008, and comments on the project were received February 11, 2008. On February 21, 2008, the FERC granted the certificate application. On July 8, 2008, in response to a rehearing request by Public Service Company of Colorado (referred to in this report as PSCo) the FERC granted rehearing and denied KMIGT recovery in initial transportation rates $6.2 million in costs associated with non-jurisdictional laterals constructed by KMIGT to serve Atmos. The recourse rate adjustment is not expected to have any material effect on the negotiated rate paid by Atmos to KMIGT or the economics of the project. On July 25, 2008, KMIGT filed an amendment to its certification application seeking authorization to revise its initial rates for transportation service on the Colorado Lateral to reflect updated construction costs for jurisdictional mainline facilities.

PSCo, a competitor serving markets off the Colorado Lateral, also filed a complaint before the State of Colorado Public Utilities Commission (referred to in this report as PUC) against Atmos, the anchor shipper on the project. The PUC conducted a hearing on April 14, 2008 on the complaint, which is pending a ruling. On June 9, 2008, PSCo also filed before the PUC seeking a temporary cease and desist order to halt construction of the lateral facilities being constructed. Atmos filed a response to that motion on June 24, 2008.  By order dated June 27, 2008 an administrative law judge for the PUC denied PSCo’s request for a temporary cease and desist order. Construction on the Colorado Lateral commenced May 12, 2008 and is targeted to be completed by October 1, 2008.

On December 21, 2007, KMIGT filed, in Docket CP 08-44, for approval to expand its system in Nebraska to serve incremental ethanol and industrial load. No protests to the application were filed and the project was approved by the FERC. Construction commenced on April 9, 2008 and is targeted to be complete by October 1, 2008.

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

On March 15, 2007, the FERC issued a preliminary determination that the authorizations requested, subject to some minor modifications, will be in the public interest. This order does not consider or evaluate any of the environmental issues in this proceeding. On April 19, 2007, the FERC issued the final environmental impact statement, or (“EIS”), which addressed the potential environmental effects of the construction and operation of the Kinder Morgan Louisiana Pipeline. The final EIS was prepared to satisfy the requirements of the National Environmental Policy Act. It concluded that approval of the Kinder Morgan Louisiana Pipeline project would have limited adverse environmental impacts. On June 22, 2007, the FERC issued an order granting construction and operation of the project. Kinder Morgan Louisiana Pipeline officially accepted the order on July 10, 2007. Construction on the project commenced in January 2008. The entire estimated project cost is approximately $594 million and is expected to be in service by April 1, 2009.

On July 11, 2008, Kinder Morgan Louisiana Pipeline filed an amendment to its certificate application, seeking authorization to revise its initial rates for transportation service on the Kinder Morgan Louisiana Pipeline system to reflect updated construction costs for the project.

Knight Inc. Form 10-Q

Midcontinent Express Pipeline

On October 9, 2007, in Docket No. CP08-6-000, Midcontinent Express Pipeline LLC filed an application with the FERC requesting a certificate of public convenience and necessity that would authorize construction and operation of the approximate 500-mile Midcontinent Express Pipeline natural gas transmission system.

On July 25, 2008, the FERC approved the application made by Midcontinent Express Pipeline to construct and operate the 500-mile Midcontinent Express Pipeline natural gas transmission system along with the lease of 272,000 Dth/d of capacity on the Oklahoma intrastate system of Enogex Inc. Midcontinent Express Pipeline accepted the FERC Certificate on July 30, 2008.

The Midcontinent Express Pipeline will create long-haul, firm transportation takeaway capacity either directly or indirectly connected to natural gas producing regions located in Texas, Oklahoma and Arkansas. The pipeline will originate in southeastern Oklahoma and traverse east through Texas, Louisiana, Mississippi, and terminate at an interconnection with the Transco Pipeline near Butler, Alabama. The Midcontinent Express Pipeline is a 50/50 joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners, L.P., and it has an estimated total capital cost of approximately $1.45 billion (consistent with Kinder Morgan Energy Partners’ July 16, 2008 second quarter earnings press release). Initial design capacity for the pipeline was 1.5 billion cubic feet of natural gas per day, which was fully subscribed with long-term binding commitments from creditworthy shippers. A successful binding open season was recently completed which would increase the main segment of the pipeline’s capacity to 1.8 billion cubic feet per day subject to regulatory approval.

On July 25, 2008, the FERC approved the application made by Midcontinent Express Pipeline to construct and operate the 500-mile Midcontinent Express Pipeline natural gas transmission system along with the lease of 272 million cubic feet of capacity on the Oklahoma intrastate system of Enogex Inc.  Midcontinent Express Pipeline accepted the FERC Certificate on July 30, 2008. Construction of the pipeline is expected to commence in the September of 2008 and be in service by the second quarter of 2009.

Kinder Morgan Liquids Terminals

Kinder Morgan Energy Partners has undertaken a U.S. Department of Transportation (“DOT”) compliance program for certain of its tanks and internal piping at six of its liquid terminals. Kinder Morgan Energy Partners anticipates the program will result in an incremental $3 million to $5 million of annual capital expenditures over the next six to ten years to improve and/or add facilities. These improvements will allow the tanks and piping previously considered as in plant piping to conduct DOT jurisdictional transfers of products.

NGPL Louisiana Line

On October 10, 2006, in FERC Docket No. CP07-3, NGPL filed seeking approval to expand its Louisiana Line by 200,000 Dth/day. This $88 million project is supported by five-year agreements that fully subscribe the additional capacity. We own 20% of NGPL. On July 2, 2007, the FERC issued an order granting construction and operation of the requested facilities. NGPL accepted the order on July 6, 2007. This expansion was placed in service during the first quarter of 2008.

Herscher Galesville Storage Field

On December 7, 2007, NGPL filed an application with the FERC seeking approval to expand its Herscher Galesville storage field in Kankakee County, Illinois to add 10 Bcf of incremental firm storage service for five expansion shippers. The project is fully supported by contracts ranging from 5 to 10 years. We own 20% of NGPL.

Other

Current market conditions for, among other things, consumables, labor and construction equipment, and permitting conditions, have adversely affected and will likely continue to adversely affect, final costs and completion dates for our natural gas construction projects.

19.	Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings including any material developments that occurred in such proceedings during the six months ended June 30, 2008. Additional information with respect to these proceedings can be found in Note 17 to the Consolidated Financial Statements included in our 2007 Form 10-K. The note also contains a description of any material legal proceedings that were initiated against us during the three months ended June 30, 2008.

Knight Inc. Form 10-Q

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

As to SFPP, the issues involved in these proceedings include, among others: (i) whether certain of Kinder Morgan Energy Partners’ Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, referred to in this note as EPAct 1992, and therefore deemed to be just and reasonable, (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged, (iii) whether indexed rate increases may become effective without investigation, (iv) the capital structure to be used in computing the “starting rate base” of Kinder Morgan Energy Partners’ Pacific operations, (v) the level of income tax allowance SFPP may include in its rates, and (vi) the recovery of civil and regulatory litigation expenses and certain pipeline reconditioning and environmental costs incurred by Kinder Morgan Energy Partners’ Pacific operations.

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

In this note, we refer to SFPP, L.P. as SFPP; Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; ARCO Products Company as ARCO; BP West Coast Products, LLC as BP WCP; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; Mobil Oil Corporation as Mobil; ExxonMobil Oil Corporation as ExxonMobil ; Tosco Corporation as Tosco; ConocoPhillips Company as ConocoPhillips; Ultramar Diamond Shamrock Corporation as Ultramar; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; and America West Airlines, Inc., Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airline Complainants.

Following are a summary of developments during the six months of 2008 and a listing of certain active FERC proceedings pertaining to Kinder Morgan Energy Partners’ Pacific operations:

•	FERC Docket No. OR92-8, et al.—Complainants/Protestants: Chevron; Navajo; ARCO; BP WCP; Western Refining; ExxonMobil ; Tosco; and Texaco (Ultramar is an intervenor)—Defendant: SFPP
Consolidated proceeding involving shipper complaints against certain East Line and West Line rates. All six issues (and others) described above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the United States Court of Appeals for the District of Columbia Circuit, referred to in this note as the D.C. Court, and remanded to the FERC. Portions of this proceeding are currently being held in abeyance by the D.C. Court pending completion of agency proceedings. BP WCP, Chevron, and ExxonMobil requested a hearing before the FERC on remanded grandfathering and income tax allowance issues. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing, and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy, further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order;

•	FERC Docket No. OR92-8-025—Complainants/Protestants: BP WCP; ExxonMobil ; Chevron; ConocoPhillips; and Ultramar—Defendant: SFPP
Proceeding involving shipper complaints against rates charged prior to April 1, 1999 at SFPP’s Watson Station drain-dry facilities. A settlement reserved the issue of whether reparations were owed for the period prior to April 1, 1999. On February 12, 2008, the FERC ruled that SFPP owed reparations for shipments prior to April 1, 1999, and in March 2008, SFPP made the required reparation payments of $23.3 million;

•	FERC Docket No. OR96-2, et al.—Complainants/Protestants: All Shippers except Chevron (which is an intervenor)—Defendant: SFPP
Consolidated proceeding involving shipper complaints against all SFPP rates. All six issues (and others) described above are involved in these proceedings. Portions of this proceeding were appealed (and re-appealed) to the D.C. Court and remanded to the FERC. Portions of this proceeding are currently being held in abeyance by the D.C.

Knight Inc. Form 10-Q

Court pending completion of agency proceedings. The FERC issued an Order on Rehearing, Remand, Compliance, and Tariff Filings on December 26, 2007, which denied the requests for a hearing and ruled on SFPP’s March 7, 2006 compliance filing and remand issues. The FERC, inter alia, affirmed its income tax allowance policy and further clarified the implementation of that policy with respect to SFPP, and required SFPP to file a compliance filing. On February 15, 2008, the FERC issued an order granting and denying rehearing regarding certain findings in the December 2007 order. On May 2, 2008, the FERC issued an order reopening the record for a paper hearing on issues related to rate of return on equity applicable to the Sepulveda Line service in light of the FERC’s policy statement issued in April 2008 regarding the methodology for determining returns on equity. The parties have reached a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding with respect to the Sepulveda Line service that, upon approval by the FERC, would obviate the need for the paper hearing;

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

•	FERC Docket Nos. OR03-5, OR05-4 and OR05-5—Complainants/Protestants: BP WCP; ExxonMobil ; and ConocoPhillips (other shippers intervened)—Defendant: SFPP
Complaints allege that SFPP’s interstate rates are not just and reasonable. The FERC has set the complaints against the West and East Line rates for hearing, but denied the request to consolidate the dockets with the ongoing proceedings involving SFPP’s North and Oregon Line rates;

•	FERC Docket No. OR03-5-001—Complainants/Protestants: BP WCP; ExxonMobil ; and ConocoPhillips (other shippers intervened)—Defendant: SFPP
The FERC severed the portions of the complaints in Docket Nos. OR03-5, OR05-4, and OR05-5 regarding SFPP’s North and Oregon Line rates into a separate proceeding in Docket No. OR03-5-001. A hearing was held in May 2008 and an initial decision is expected in September 2008;

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
Complaint alleges that SFPP’s North Line indexed rate increase was not just and reasonable. The FERC has dismissed the complaint and denied rehearing of the dismissal. Petitions for review were filed by BP WCP and ExxonMobil at the D.C. Court. On July 8, 2008, the FERC filed an unopposed motion to hold this proceeding in abeyance pending the D.C. Court’s ruling in the Tesoro review proceeding related to Docket No. OR07-16. The D.C. Court has not yet ruled upon this motion;

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

Knight Inc. Form 10-Q

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
Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On June 6, 2007, the FERC dismissed challenges to SFPP’s underlying rate but held in abeyance the portion of the Complaint addressing SFPP’s July 1, 2005 index-based rate increases. SFPP requested rehearing on July 6, 2007, which the FERC denied. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations that are ongoing. It is consolidated with the complaint in Docket No. OR07-11. The parties have reached an agreement in principle and expect to file an offer of settlement in the near future;

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

•	FERC Docket No. OR07-11 (consolidated with Docket No. OR07-8)—Complainant/Protestant: ExxonMobil —Defendant: SFPP
Complaint alleges that SFPP’s 2005 indexed rate increase was not just and reasonable. On February 13, 2008, the FERC set this complaint for hearing, but referred it to settlement negotiations that are ongoing. It is consolidated with the complaint in Docket No. OR07-8. The parties have reached an agreement in principle and expect to file an offer of settlement in the near future;

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
Complaint challenges Calnev’s 2005, 2006, and 2007 indexing adjustments. The FERC dismissed the complaint. A petition for review was filed by Tesoro and the case is in briefing phase before the D.C. Court;

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
Complaint alleges that SFPP’s 2007 indexed rate increase was not just and reasonable. The FERC dismissed the complaint and complainant filed a request for rehearing. Prior to a FERC ruling on the request for rehearing, the parties reached a settlement. In February 2008, FERC accepted a joint offer of settlement that dismissed, with prejudice, the East Line index rate portion of the complaint in OR07-20 for the period from June 1, 2006 through and to November 30, 2007. Petition for review filed by BP WCP at the D.C. Court;

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
SFPP filed to increase North Line rates to reflect increased costs due to installation of new pipe between Concord and Sacramento, California. Various shippers protested. The administrative law judge’s decision is pending before the FERC on exceptions. On August 31, 2007, BP WCP and ExxonMobil filed a motion to reopen the record on the issue of SFPP’s appropriate rate of return on equity, which SFPP answered on September 18, 2007. On May 2, 2008, the FERC issued an order reopening the record in Docket No. IS05-230 for a paper hearing on issues related to rate of return on equity in light of the FERC’s policy statement issued in April of 2008 regarding the methodology for determining returns on equity. The parties have reached a settlement regarding the sole issue of the numeric value of the rate of return on equity to be applied in this proceeding that, upon approval by the FERC, would obviate the need for the paper hearing;

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
SFPP filed to increase East Line rates to reflect increased costs due to installation of new pipe between El Paso, Texas and Tucson, Arizona. Various shippers protested. In November 2007, the parties submitted a joint offer of settlement that was certified to the FERC in December 2007. In February 2008, as clarified in April 2008, the FERC accepted the joint offer of settlement, which among other things, resolved all protests and complaints related to the East Line Phase I Expansion Tariff. SFPP made the payments to the parties to the settlement on April 8, 2008 and certified to the FERC that such payments were made on April 9, 2008;

•	FERC Docket No. IS06-296—Complainant/Protestant: ExxonMobil —Defendant: Calnev
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

Knight Inc. Form 10-Q

FERC that such payments were made on April 9, 2008;

•	FERC Docket No. IS07-137 (Ultra Low Sulfur Diesel (ULSD) surcharge)—Complainants/Protestants: Shippers—Defendant: SFPP
SFPP filed tariffs reflecting a ULSD recovery fee on diesel products and a ULSD litigation surcharge, and various shippers protested the tariffs. The FERC accepted, subject to refund, the ULSD recovery fee, rejected the ULSD litigation surcharge, and has held the proceeding in abeyance pending resolution of other proceedings involving SFPP. Chevron and Tesoro filed requests for rehearing, which the FERC denied by operation of law. BP WCP petitioned the D.C. Court for review of the FERC’s denial, the FERC filed a motion to dismiss, and the D.C. Court granted the FERC’s motion. In May 2008, the FERC set this proceeding for hearing and held the proceeding in abeyance pending ongoing settlement negotiations;

•	FERC Docket No. IS07-229—Complainants/Protestants: BP WCP and ExxonMobil —Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to the FERC’s indexing methodology. Two shippers filed protests. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund pending challenges to SFPP’s underlying rates. In November 2007, all parties submitted a joint offer of settlement. In February 2008, the FERC accepted the joint offer of settlement, which among other things, resolved all protests and complaints related to the East Line 2007 Index Tariff. In April 2008, SFPP certified payments under the settlement agreement;

•	FERC Docket No. IS07-234—Complainants/Protestants: BP WCP and ExxonMobil —Defendant: Calnev
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

•	FERC Docket No. IS08-28—Complainants/Protestants: ConocoPhillips; Chevron; BP WCP; ExxonMobil ; Southwest Airlines; Western; and Valero—Defendant: SFPP
SFPP filed to increase its East Line rates based on costs incurred related to an expansion. Various shippers filed protests, which SFPP answered. The FERC issued an order on November 29, 2007 accepting and suspending the tariff subject to refund. The proceeding is being held in abeyance pursuant to ongoing settlement negotiations. Docket No. IS08-389 has been consolidated with this preceding;

•	FERC Docket No. IS08-302—Complainants/Protestants: Chevron; BP WCP; ExxonMobil; and Tesoro—Defendant: SFPP
SFPP filed to increase certain rates on its pipelines pursuant to FERC’s indexing methodology. Certain shippers protested. The FERC found the tariff filings consistent with its regulations but suspended the increased rates subject to refund (except for the Oregon Line rate) pending challenges to SFPP’s underlying rates;

•	FERC Docket No. IS08-389—Complainants/Protestants: ConocoPhillips, Valero, Southwest Airlines Co., Navajo, Western—Defendant: SFPP
SFPP filed to decrease rates on its East Line. In July of 2008, various shippers protested, claiming that the rates should have been further decreased. On July 29, 2008, the FERC accepted and suspended the tariff, subject to refund, to become effective August 1, 2008, consolidated the proceeding with Docket No. IS08-28, and held in abeyance further action pending the outcome of settlement negotiations;

•	FERC Docket No. IS08-390—Complainants/Protestants: BP WCP, ExxonMobil, ConocoPhillips, Valero, Chevron, the Airlines—Defendant: SFPP
SFPP filed to increase rates on its West Line. In July 2008, various shippers protested, claiming that the rates are unjust and unreasonable. On July 29, 2008, the FERC suspended the tariffs, to become effective August 1, 2008, subject to refund, established a hearing, and held the hearing in abeyance pending the outcome of settlement negotiation; and

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

Knight Inc. Form 10-Q

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

In the second quarter of 2008, SFPP and Calnev made combined settlement payments to various shippers totaling approximately $6.9 million and in general, if the shippers are successful in proving their claims, they are entitled to reparations or refunds of any excess tariffs or rates paid during the two year period prior to the filing of their complaint, and Kinder Morgan Energy Partners’ SFPP and Calnev operations may be required to reduce the amount of their tariffs or rates for particular services. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Based on our review of these FERC proceedings, we estimate that as of June 30, 2008, shippers are seeking approximately $267 million in reparation and refund payments and approximately $45 million in additional annual rate reductions.

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

On June 6, 2008, as required by CPUC order, SFPP and Calnev Pipe Line Company filed separate general rate case applications, neither of which request a change in existing pipeline rates and both of which assert that existing pipeline rates are reasonable. No action has been taken by the CPUC with respect to either of these filings.

Knight Inc. Form 10-Q

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

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey, Ptasynski, and Gray take nothing on their claims. The court entered final judgment in favor of defendants on April 30, 2008. Defendants have filed a motion seeking sanctions against plaintiff Bailey. The plaintiffs have appealed the final judgment to the United States Fifth Circuit Court of Appeals.

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

On October 2, 2007, the plaintiff initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On October 11, 2007, the defendants filed a Complaint for Declaratory Judgment and Injunctive Relief in federal district court in New Mexico. The Complaint seeks dismissal of the second arbitration on the basis of res judicata. In November 2007, the plaintiff in the arbitration moved to dismiss the defendants’ Complaint on the grounds that the issues presented should be decided by a panel in a second arbitration. In December 2007, the defendants in the arbitration filed a motion seeking summary judgment on their Complaint and dismissal of the second arbitration. On May 16, 2008, the federal district court in New Mexico granted the plaintiff’s motion to dismiss. On June 2, 2008, the defendants in the arbitration filed a motion in the New Mexico federal district court seeking an order confirming that the panel in the first arbitration can preside over the second arbitration. On

Knight Inc. Form 10-Q

June 3, 2008, the plaintiff filed a request with the American Arbitration Association seeking administration of the arbitration.

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

The MMS set a due date of January 20, 2007 for Kinder Morgan CO2’s payment of the approximately $2.2 million in civil penalties, with interest to accrue daily on that amount in the event payment is not made by such date. Kinder Morgan CO2 has not paid the penalty. On January 2, 2007, Kinder Morgan CO2 submitted a response to the Notice of Noncompliance and Civil Penalty challenging the assessment in the Office of Hearings and Appeals of the Department of the Interior. On February 1, 2007, Kinder Morgan CO2 filed a petition to stay the accrual of penalties until the dispute is resolved. On February 22, 2007, an administrative law judge of the U.S. Department of the Interior issued an order denying Kinder Morgan CO2’s petition to stay the accrual of penalties. A hearing on the Notice of Noncompliance and Civil Penalty was originally set for December 10, 2007. In November 2007, the MMS and Kinder Morgan CO2 filed a joint motion to vacate the hearing date and stay the accrual of additional penalties to allow the parties to discuss settlement. In November 2007, the administrative law judge granted the joint motion, stayed accrual of additional penalties for the period from November 6, 2007 to February 18, 2008, and reset the hearing date to March 24, 2008. The parties conducted settlement conferences on February 4, 2008 and February 12, 2008. On February 14, 2008, the parties filed a joint motion seeking to vacate the March 24, 2008 hearing and to stay the accrual of additional penalties to allow the parties to continue their settlement discussions. On March 4, 2008, the administrative law judge granted the joint motion. The matter remains continued pending the parties’ settlement discussions.

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

MMS Order to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an “Order to Report and Pay” from the MMS. The MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez Pipeline tariff as the transportation allowance in calculating federal royalties. As noted in the discussion of the Notice of Noncompliance and Civil Penalty proceeding, the MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations. The MMS set a due date of April 13, 2007 for Kinder Morgan CO2’s payment of the $4.6 million in claimed additional royalties, with possible late payment charges and civil penalties for failure to pay the assessed amount. Kinder Morgan CO2 has not paid the $4.6 million, and on April 19, 2007, it submitted a notice of appeal and statement of reasons in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. 290.100, et seq. Also on April 19, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to

Knight Inc. Form 10-Q

suspend, and approved self-bonding on June 12, 2007. Kinder Morgan CO2 filed a supplemental statement of reasons in support of its appeal of the Order to Report and Pay on June 15, 2007.

In addition to the March 2007 Order to Report and Pay, in April 2007, Kinder Morgan CO2 received an “Audit Issue Letter” sent by the Colorado Department of Revenue on behalf of the U.S. Department of the Interior. In the letter, the Department of Revenue states that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 responded to the letter in May 2007, outlining its position why use of the Cortez tariff-based transportation allowance is proper. On August 8, 2007, Kinder Morgan CO2 received an “Order to Report and Pay Additional Royalties” from the MMS. As alleged in the Colorado Audit Issue Letter, the MMS contends that Kinder Morgan CO2 has over-reported transportation allowances and underpaid royalties in the amount of approximately $8.5 million for the period from April 2000 through December 2004. The MMS’s claims underlying the August 2007 Order to Report and Pay are similar to those at issue in the March 2007 Order to Report and Pay. On September 7, 2007, Kinder Morgan CO2 submitted a notice of appeal and statement of reasons in response to the August 2007 Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. 290.100, et seq. Also on September 7, 2007, Kinder Morgan CO2 submitted a petition to suspend compliance with the Order to Report and Pay pending the appeal. The MMS granted Kinder Morgan CO2’s petition to suspend, and approved self-bonding on September 11, 2007.

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

Knight Inc. Form 10-Q

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company and referred to in this note as UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude in the first quarter of 2009.

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

This multi-district litigation proceeding involves four lawsuits filed in 1997 against numerous Kinder Morgan companies. These suits were filed pursuant to the federal False Claims Act and allege underpayment of royalties due to mismeasurement of natural gas produced from federal and Indian lands. The complaints are part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants) in various courts throughout the country that were consolidated and transferred to the District of Wyoming.

In May 2005, a Special Master appointed in this litigation found that because there was a prior public disclosure of the allegations and that Grynberg was not an original source, the Court lacked subject matter jurisdiction. As a result, the Special Master recommended that the Court dismiss all the Kinder Morgan defendants. In October 2006, the United States District Court for the District of Wyoming upheld the dismissal of each case against the Kinder Morgan defendants on jurisdictional grounds. Grynberg has appealed this Order to the Tenth Circuit Court of Appeals. The appeal will be argued in September 2008.

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

Knight Inc. Form 10-Q

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

Knight Inc. Form 10-Q

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

Following court ordered mediation, the Kinder Morgan Energy Partners defendants have settled with plaintiffs in all of the wrongful death cases and the personal injury and property damages cases. The only remaining civil case is a claim for equitable indemnity by an engineering company defendant against Kinder Morgan G.P. Services Co., Inc. Kinder Morgan Energy Partners has filed a Motion for Summary Judgment with respect to all of the claims in this matter, which motion is currently pending.

EPA Notice of Proposed Debarment

On August 21, 2007, SFPP received a Notice of Proposed Debarment issued by the United States Environmental Protection Agency, referred to in this report as the EPA. Pursuant to the Notice, the Suspension and Debarment Division (“SDD”) of the EPA is proposing to debar SFPP from participation in future Federal contracts and assistance activities for a period of three years. The purported basis for the proposed debarment is SFPP’s April 2005 agreement with the California Attorney General and the District Attorney of Solano County, California to settle misdemeanor charges of the unintentional, non-negligent discharge of diesel fuel, and the failure to provide timely notice of a threatened discharge to appropriate state agencies, in connection with the April 28, 2004 spill of diesel fuel into a marsh near Cordelia, California. SFPP believed that the proposed debarment was factually and legally unwarranted and contested it. On June 2, 2008, the EPA’s SDD agreed to withdraw the Notice of Proposed Debarment and terminated the matter without additional action.

Knight Inc. Form 10-Q

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

In September 2007, the family of the deceased bulldozer operator filed a wrongful death action against Kinder Morgan Energy Partners, REX and several other parties in the District Court of Harris County, Texas, 189 Judicial District, at case number 2007-57916. The plaintiffs seek unspecified compensatory and exemplary damages plus interest, attorney’s fees and costs of suit. Kinder Morgan Energy Partners has asserted contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers. On March 25, 2008, the defendants entered into a settlement agreement with one of the plaintiffs, the decedent’s daughter, resolving any and all of her claims against Kinder Morgan Energy Partners, REX and its contractors. Kinder Morgan Energy Partners was indemnified for the full amount of this settlement by one of REX’s contractors. The parties are currently engaged in discovery on the remaining claims. We do not expect the cost of any settlement or eventual judgment, if any, to be material.

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

Knight Inc. Form 10-Q

Subsequently, Plantation contacted the owner of the property to request access to the property to investigate the potential contamination. The results of that investigation indicate that there is soil and groundwater contamination, which appears to be from an historical turbine fuel release. The groundwater contamination is underneath at least two lots on which there is current construction of single-family homes as part of a new residential development. Further investigation and remediation are being conducted under the oversight of the NCDENR. Plantation has reached a settlement with the builder of the residential subdivision. Plantation continues to negotiate with the owner of the property to address any potential claims that it may bring.

Barstow, California

The United States Department of Navy has alleged that historical releases of methyl tertiary-butyl ether, referred to in this report as MTBE, from Calnev’s Barstow terminal have (i) migrated underneath the Navy’s Marine Corps Logistics Base (the “MCLB”) in Barstow, (ii) impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev, and (iii) could affect the MCLB’s water supply system. Although Calnev believes that it has certain meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for CERCLA Removal Action to reimburse the Navy for $0.5 million in past response actions, plus perform other work to ensure protection of the Navy’s existing treatment system and water supply.

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

Environmental Matters

ExxonMobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, Inc. and ST Services, Inc.

On April 23, 2003, ExxonMobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. Kinder Morgan Energy Partners filed its answer to the complaint on June 27, 2003, in which it denied ExxonMobil ’s claims and allegations as well as included counterclaims against ExxonMobil. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000 and later owned by ST Services, Inc. Prior to selling the terminal to GATX Terminals, ExxonMobil performed the environmental site assessment of the terminal required prior to sale pursuant to state law. During the site assessment, ExxonMobil discovered items that required remediation and the New Jersey Department of Environmental Protection issued an order that required ExxonMobil to perform various remediation activities to remove hydrocarbon contamination at the terminal. ExxonMobil, we understand, is still remediating the site and has not been removed as a responsible party from the state’s cleanup order; however, ExxonMobil claims that the remediation continues because of GATX Terminals’ storage of a fuel additive, MTBE, at the terminal during GATX Terminals’ ownership of the terminal. When GATX Terminals sold the terminal to ST Services, the parties indemnified one another for certain environmental matters. When GATX Terminals was sold to Kinder Morgan Energy Partners, GATX Terminals’ indemnification obligations, if any, to ST Services may have passed to Kinder Morgan Energy Partners. Consequently, at issue is any indemnification obligation Kinder Morgan Energy Partners may owe to ST Services for environmental

Knight Inc. Form 10-Q

remediation of MTBE at the terminal. The complaint seeks any and all damages related to remediating MTBE at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit for remediating MTBE at the terminal. The parties are currently involved in mandatory mediation and the most recent mediation occurred in June 2008. No progress was made at this latest mediation. The mediation judge is now allowing the parties to conduct limited discovery up to the date of the next mediation, which is anticipated to be in October 2008.

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil Corporation and GATX Terminals Corporation. The complaint was filed in Gloucester County, New Jersey. Both ExxonMobil and Kinder Morgan Energy Partners filed third-party complaints against ST Services seeking to bring ST Services into the case. ST Services filed motions to dismiss the third-party complaints. Recently, the court denied ST Services’ motions to dismiss and ST Services is now joined in the case. Defendants will now file their answers in the case. The plaintiffs seek the costs and damages that the plaintiffs allegedly have incurred or will incur as a result of the discharge of pollutants and hazardous substances at the Paulsboro, New Jersey facility. The costs and damages that the plaintiffs seek include damages to natural resources. In addition, the plaintiffs seek an order compelling the defendants to perform or fund the assessment and restoration of those natural resource damages that are the result of the defendants’ actions. As in the case brought by ExxonMobil against GATX Terminals, the issue is whether the plaintiffs’ claims are within the scope of the indemnity obligations between GATX Terminals (and therefore, Kinder Morgan Liquids Terminals) and ST Services. ST Services is the current owner and operator at the facility. The court may consolidate the two cases.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the state of California, filed a lawsuit against Kinder Morgan Energy Partners and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the city’s stadium property in San Diego arising from historical operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, Kinder Morgan Energy Partners removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. On October 3, 2007, Kinder Morgan Energy Partners filed a Motion to Dismiss all counts of the Complaint. The court denied in part and granted in part the Motion to Dismiss and gave the city leave to amend their complaint. The city submitted its Amended Complaint and defendants will soon file an answer. It is anticipated that the parties will then commence discovery. This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. We do not expect the cost of any settlement and remediation to be material.

In June 2008, we received an Administrative Civil Liability Complaint from the California Regional Water Quality Control Board for violations and penalties associated with surface water discharge from the remediation system operating at the Mission Valley terminal facility. Currently, we are negotiating a settlement that should include a reduction of alleged violations and associated penalties as well as resolve any past and future issues related to the discharge from the remediation system. We do not expect the cost of the settlement to be material.

Portland Harbor DOJ/EPA Investigation

In April 2008, Kinder Morgan Energy Partners reached an agreement in principle with the United States Attorney’s office for the District of Oregon and the United States Department of Justice regarding a former employee’s involvement in the improper disposal of potash (potassium chloride) into the Pacific Ocean in August 2003 at Kinder Morgan Energy Partners’ Portland, Oregon bulk terminal facility. The incident involved an employee making arrangements to have a customer’s shipment of potash, which had become wet and no longer met specifications for commercial use, improperly disposed of at sea without a permit.

Kinder Morgan Energy Partners has fully cooperated with the government’s investigation and promptly adopted measures at the terminal to avoid future incidents of this nature. To settle the matter, Kinder Morgan Energy Partners agreed to enter a plea to a criminal violation of the Ocean Dumping Act, pay a fine of approximately $0.2 million, and make a community service payment of approximately $0.1 million to the Oregon Governor’s Fund for the Environment. As part of the agreement, the government and Kinder Morgan Energy Partners acknowledge in a statement of fact to be filed with the court that (i) no harm was done to the environment, (ii) the former employee’s actions constituted a violation of company policy, (iii) Kinder Morgan Energy Partners did not benefit financially from the incident, and (iv) no personnel outside of the Portland terminal either approved or had any knowledge of the former employee’s arrangements.

Knight Inc. Form 10-Q

Louisiana Department of Environmental Quality Settlement

After conducting a voluntary compliance self-audit in April 2006, Kinder Morgan Energy Partners voluntarily disclosed certain findings from the audit related to compliance with environmental regulations and permits at Kinder Morgan Energy Partners’ Harvey and St. Gabriel Terminals to the Louisiana Department of Environmental Quality, referred to in this report as the LDEQ. Following further discussion between the LDEQ and Kinder Morgan Energy Partners, in August 2007, the LDEQ issued a Consolidated Compliance Order and Notice of Potential Penalty for each of the two facilities. Kinder Morgan Energy Partners reached a settlement with LDEQ under which Kinder Morgan Energy Partners agreed to finalize certain work, which it has already undertaken to ensure compliance with the environmental regulations at these two facilities, and paid a penalty of $0.3 million. Therefore, the matter is resolved.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of June 30, 2008, we have accrued an environmental reserve of $94.6 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operation. As of December 31, 2007, our environmental reserve totaled $102.6 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites, and (iii) changes in cleanup technology. Associated with the environmental reserve, we have recorded a receivable of $30.4 million and $38.0 million as of June 30, 2008 and December 31, 2007, respectively,

Knight Inc. Form 10-Q

for expected cost recoveries that have been deemed probable.

Litigation Relating to the “Going Private” Transaction

Beginning on May 29, 2006, the day after the proposal for the Going Private transaction was announced, and in the days following, eight putative Class Action lawsuits were filed in Harris County (Houston), Texas and seven putative Class Action lawsuits were filed in Shawnee County (Topeka), Kansas against, among others, Kinder Morgan, Inc., its Board of Directors, and several corporate officers.

These cases are as follows:

Harris County, Texas

Cause No. 2006-33011; Mary Crescente v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Charles W. Battey, Stewart A. Bliss, Ted A. Gardner, William J. Hybl, Michael C. Morgan, Edward Randall III, Fayez S. Sarofim, H.A. True III, Douglas W.G. Whitehead, and James M. Stanford; in the 164th Judicial District Court, Harris County, Texas

Cause No. 2006-39364; CWA/ITU Negotiated Pension Plan, individually and on behalf of others similarly situated v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battery, H.A. True, III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall, III, and Douglas W.G. Whitehead; in the 129th Judicial District Court, Harris County, Texas

Cause No. 2006-33015; Robert Kemp, on behalf of himself and all other similarly situated v. Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, Fayez Sarofim, James Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, Douglas W. G. Whitehead, Kinder Morgan, Inc., GS Capital Partners V Fund, L.P., AIG Global Asset Management Holdings Corp., Carlyle Partners IV, L.P., and Carlyle/Riverstone Energy Partners III, L.P.; in the 113th Judicial District Court, Harris County, Texas

Cause No. 2006-34594; Dean Drulias v. Kinder Morgan, Inc., Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True III, Fayez S. Sarofim, James Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, Douglas W.G. Whitehead, Goldman Sachs, American International Group, Inc., the Carlyle Group, and Riverstone Holdings, LLC; in the 333rd Judicial District Court, Harris County, Texas

Cause No. 2006-40027; J. Robert Wilson, On Behalf of Himself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Bill Morgan, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings, L.L.C., C. Park Shaper, Steven J. Kean, Scott E. Parker, and Tim Bradley; in the 270th Judicial District Court, Harris County, Texas

Cause No. 2006-33042; Sandra Donnelly, On Behalf of Herself and All Others Similarly Situated v. Kinder Morgan, Inc., Richard D. Kinder, Michael C. Morgan, Fayez S. Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True III, James M. Stanford, Stewart A. Bliss, Edward Randall III, and Douglas W.G. Whitehead; in the 61st Judicial District Court, Harris County, Texas

Cause No. 2006-34520; David Zeitz, On Behalf of Himself and All Others Similarly Situated v. Richard D. Kinder; in the 234th Judicial District Court, Harris County, Texas

Cause No. 2006-36184; Robert L. Dunn, Trustee for the Dunn Marital Trust, and the Police & Fire Retirement System of the City of Detroit v. Richard D. Kinder, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, Fayez Sarofim, James M. Stanford, Michael C. Morgan, Stewart A. Bliss, Edward Randall III, and Douglas W.G. Whitehead; in the 127th Judicial District Court, Harris County, Texas

By order of the Court dated June 26, 2006, each of the above-listed cases have been consolidated into the Crescente v. Kinder Morgan, Inc. et al case; in the 164th Judicial District Court, Harris County, Texas, which challenges the proposed transaction as inadequate and unfair to Kinder Morgan, Inc.’s public stockholders. Seven of the eight original petitions consolidated into this lawsuit raised virtually identical allegations. One of the eight original petitions (Zeitz) challenges the proposal as unfair to holders of the common units of Kinder Morgan Energy Partners and/or listed shares of Kinder Morgan Management. On September 8, 2006, interim class counsel filed their Consolidated Petition for Breach of Fiduciary Duty and Aiding and Abetting in which they alleged that Kinder Morgan, Inc.’s board of directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They seek, among other things, to enjoin the merger, rescission of the merger agreement,

Knight Inc. Form 10-Q

disgorgement of any improper profits received by the defendants, and attorneys’ fees. Defendants filed Answers to the Consolidated Petition on October 9, 2006, denying the plaintiffs’ substantive allegations and denying that the plaintiffs are entitled to relief.

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

Knight Inc. Form 10-Q

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

On August 24, 2006, a civil action entitled City of Inkster Policeman and Fireman Retirement System, Derivatively on Behalf of Kinder Morgan, Inc., Plaintiffs v. Richard D. Kinder, Michael C. Morgan, William v. Morgan, Fayez Sarofim, Edward H. Austin, Jr., William J. Hybl, Ted A. Gardner, Charles W. Battey, H.A. True, III, James M. Stanford, Stewart A. Bliss, Edward Randall, III, Douglas W.G. Whitehead, Goldman Sachs Capital Partners, American International Group, Inc., The Carlyle Group, Riverstone Holdings LLC, C. Park Shaper, Steven J. Kean, Scott E. Parker and R. Tim Bradley, Defendants and Kinder Morgan, Inc., Nominal Defendant; Case 2006-52653, was filed in the 270th Judicial District Court, Harris County, Texas. This putative derivative lawsuit was brought against certain of Kinder Morgan, Inc.’s senior officers and directors, alleging that the proposal constituted a breach of fiduciary duties owed to Kinder Morgan, Inc. Plaintiff also contends that the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty. Plaintiff seeks, among other things, to enjoin the defendants from consummating the proposal, a declaration that the proposal is unlawful and unenforceable, the imposition of a constructive trust upon any benefits improperly received by the defendants, and attorney’s fees. On November 20, 2007, defendants filed a Joint Motion to Dismiss for Lack of Jurisdiction, or in the Alternative, Motion for Final Summary Judgment. Plaintiffs opposed the motion, and oral argument was held on January 18, 2008. On February 22, 2008, the court entered a Final Order granting defendants’ motion in full, ordering that plaintiff, the City of Inkster Policeman and Fireman Retirement System, take nothing on any and all of its claims against any and all defendants. On April; 10, 2008, Plaintiffs filed an appeal of the judgment in favor of all defendants in the Texas Court of Appeal, First District. The appeal is currently pending.

Defendants believe that the claims asserted in the litigations regarding the Going Private transaction are legally and factually without merit and intend to vigorously defend against them.

Knight Inc. Form 10-Q

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

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or cash flows. As of June 30, 2008 and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $221.7 million and $249.4 million, respectively. The reserve is primarily related to various claims from lawsuits arising from Kinder Morgan Energy Partners’ Pacific operations’ pipeline transportation rates, discussed above, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

20.	Recent Accounting Pronouncements

SFAS No. 157

For information on SFAS No. 157, see Note 16, “Accounting for Derivative Instruments and Hedging Activities” under the heading “SFAS No. 157.”

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

SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, discussed in Note 16, “SFAS No. 157”, and SFAS No. 107 Disclosures about Fair Value of Financial Instruments.

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

Knight Inc. Form 10-Q

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

Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently and similarly—as equity transactions.

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

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, among other things, (i) a tabular summary of the fair value of derivative instruments and their gains and losses, (ii) disclosure of derivative features that are credit-risk–related to provide more information regarding an entity’s liquidity, and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments.

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

Knight Inc. Form 10-Q

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

SFAS No. 162

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, referred to in this note as GAAP, for nongovernmental entities.

Statement No. 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is only effective for nongovernmental entities. We expect the adoption of this Statement will have no affect on our consolidated financial statements.

Knight Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the accompanying interim Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

In this discussion and analysis, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Knight Inc. and its consolidated subsidiaries, including Kinder Morgan Energy Partners, L.P., both before and after the Going Private transaction. Unless the context requires otherwise, references to “Kinder Morgan Energy Partners” are intended to mean Kinder Morgan Energy Partners, L.P, and its consolidated subsidiaries, a publicly traded pipeline master limited partnership in which we own the general partner interest and significant limited partner interests and whose transactions and balances are consolidated with ours.

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

In conjunction with our annual impairment test of the carrying value of goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in Kinder Morgan Energy Partners were less than the carrying values. The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using a market multiple for the individual assets). The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairments by our reporting unit: Products Pipelines – KMP (excluding associated terminals) – $1.04 billion, Products Pipelines Terminals – KMP (separate from Products Pipelines – KMP for goodwill impairment purposes) - $70 million, Natural Gas Pipelines – KMP – $2.24 billion, and Terminals – KMP – $677 million, for a total impairment of $4.03 billion. While the impairment test is substantially complete, final adjustments may be recorded in the third quarter of 2008. The goodwill impairment charge recorded in this quarter, and any subsequent adjustments, are non-cash and do not have any impact on our cash flow.

On May 30, 2007, we completed our Going Private transaction whereby Kinder Morgan, Inc. merged with a wholly owned subsidiary of Knight Holdco LLC, with Kinder Morgan, Inc. continuing as the surviving legal entity and subsequently renamed Knight Inc. Knight Holdco LLC is a private company owned by Richard D. Kinder, our Chairman and Chief Executive Officer, our co-founder William V. Morgan, former Kinder Morgan Inc. board members Fayez Sarofim and Michael C. Morgan, private investors, along with other members of our senior management most of whom are also senior officers of Kinder Morgan G.P., Inc. and Kinder Morgan Management. As a result of the Going Private transaction (i) we are now privately owned, (ii) our stock is no longer traded on the New York Stock Exchange, and (iii) we have adopted a new basis of accounting for our assets and liabilities. This acquisition was a “business combination” for accounting purposes, requiring that these investors, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, record the assets acquired and liabilities assumed at their fair market values as of the acquisition date, resulting in a new basis of accounting.

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

In June 2007, we sold Terasen Pipelines (Corridor) Inc. (“Corridor”) to Inter Pipeline Fund in Canada for approximately $711 million (C$760 million), including debt. Inter Pipeline Fund also assumed all of the debt associated with the expansion taking place on Corridor at the time of the sale.

In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC for $710 million and an adjustment for working capital. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment.

Knight Inc. Form 10-Q

On April 30, 2007, Kinder Morgan, Inc. sold the Trans Mountain pipeline system to Kinder Morgan Energy Partners for approximately $550 million. The transaction was approved by the independent members of our board of directors and those of Kinder Morgan Management following the receipt, by each board, of separate fairness opinions from different investment banks. The Trans Mountain pipeline system transports crude oil and refined products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia and the State of Washington. An impairment of the Trans Mountain pipeline system was recorded in the first quarter of 2007.

In December 2007, we entered into a definitive agreement to sell an 80% ownership interest in NGPL for approximately $5.9 billion; see Note 12 of the accompanying Notes to Consolidated Financial Statements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the Terasen Gas, Corridor and Kinder Morgan Retail operations have been reclassified to discontinued operations for all periods presented, and 80% of the assets and liabilities associated with NGPL are included in assets and liabilities held for sale captions, with the remaining 20% included in the investment caption in the accompanying interim Consolidated Balance Sheet at December 31, 2007. Refer to the heading “Discontinued Operations” included elsewhere in Management’s Discussion and Analysis for additional information regarding discontinued operations.

On January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The sale was effective January 1, 2008, and we received net proceeds of $63.1 million.

Our adoption of a new basis of accounting for our assets and liabilities as a result of the Going Private transaction, the reclassification of the financial results of our retail natural gas distribution and related operations and our Corridor operations, the goodwill impairments described above, and other acquisitions and divestitures, among other factors, affect comparisons of our financial position and results of operations between certain periods.

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

In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible impairment charges, the effective income tax rate to apply to our pre-tax income, deferred income tax balances, obligations under our employee benefit plans, provisions for uncollectible accounts receivable, cost and timing of environmental remediation efforts, potential exposure to adverse outcomes from judgments or litigation settlements, exposures under contractual indemnifications and various other recorded or disclosed amounts. Additional information regarding our critical accounting policies and estimates can be found in our 2007 Form 10-K. There have been no significant changes in these policies and estimates during the first six months of 2008.

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

Knight Inc. Form 10-Q

Consolidated Financial Results – Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Segment Earnings (Loss) before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$8.7	$166.5	$59.4	$107.1
Power	0.7	5.6	2.4	3.2
Express	5.2	4.5	2.7	1.8
Products Pipelines – KMP[2]	(977.2)	138.1	47.4	90.7
Natural Gas Pipelines – KMP[2]	(2,072.9)	143.6	49.8	93.8
CO2 – KMP	250.6	141.8	57.2	84.6
Terminals – KMP[2]	(536.3)	110.1	38.3	71.8
Trans Mountain – KMP[2]	33.4	29.6	8.8	20.8
Segment Earnings (Loss) before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	(3,287.8)	739.8	266.0	473.8
Depreciation, Depletion and Amortization Expense	(215.7)	(180.2)	(72.2)	(108.0)
Amortization of Excess Cost of Equity Investments	(1.4)	(1.5)	(0.5)	(1.0)
Other	17.6	3.5	0.6	2.9
Interest and Corporate Expenses, Net	(355.9)	(458.3)	(144.7)	(313.6)
Income (Loss) from Continuing Operations before Income Taxes[1]	(3,843.2)	103.3	49.2	54.1
Income Taxes[1]	(17.1)	(62.5)	(21.3)	(41.2)
Income (Loss) from Continuing Operations	(3,860.3)	40.8	27.9	12.9
Income (Loss) from Discontinued Operations, Net of Tax	(0.3)	67.7	2.3	65.4
Net Income (Loss)	$(3,860.6)	$108.5	$30.2	$78.3
_____________
[1]
Income taxes of Kinder Morgan Energy Partners of $2.3 million, $6.6 million and $6.6 million for the three months ended June 30, 2008, the combined three months ended June 30, 2007 and the two months ended May 31, 2007, respectively, are included in segment earnings.

[2]	Results include non-cash goodwill charges; see Note 3 of the accompanying Notes to Consolidated Financial Statements.

Knight Inc. Form 10-Q

Consolidated Financial Results – Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Segment Earnings (Loss) before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments:[1]
NGPL	$104.7	$326.8	$59.4	$267.4
Power	2.8	11.3	2.4	8.9
Express	9.2	8.1	2.7	5.4
Products Pipelines – KMP[2]	(836.9)	271.8	47.4	224.4
Natural Gas Pipelines – KMP[2]	(1,884.5)	278.3	49.8	228.5
CO2 – KMP	483.9	267.2	57.2	210.0
Terminals – KMP[2]	(410.5)	210.6	38.3	172.3
Trans Mountain – KMP[2]	63.6	(328.6)	8.8	(337.4)
Segment Earnings (Loss) before Depreciation, Depletion and Amortization Expense and Amortization of Excess Cost of Equity Investments	(2,467.7)	1,045.5	266.0	779.5
Depreciation, Depletion and Amortization Expense	(433.8)	(333.2)	(72.2)	(261.0)
Amortization of Excess Cost of Equity Investments	(2.9)	(2.9)	(0.5)	(2.4)
Other	18.4	3.5	0.6	2.9
Interest and Corporate Expenses, Net	(773.3)	(776.5)	(144.7)	(631.8)
Income (Loss) from Continuing Operations before Income Taxes[1]	(3,659.3)	(63.6)	49.2	(112.8)
Income Taxes[1]	(95.2)	(141.2)	(21.3)	(119.9)
Income (Loss) from Continuing Operations	(3,754.5)	(204.8)	27.9	(232.7)
Income (Loss) from Discontinued Operations, Net of Tax	(0.4)	300.9	2.3	298.6
Net Income (Loss)	$(3,754.9)	$96.1	$30.2	$65.9
_____________
[1]
Income taxes of Kinder Morgan Energy Partners of $11.3 million, $15.6 million, and $15.6 million for the six months ended June 30, 2008, the combined six months ended June 30, 2007, and the five months ended May 31, 2007, respectively, are included in segment earnings.

[2]	Results include non-cash goodwill charges; see Note 3 of the accompanying Notes to Consolidated Financial Statements.

The following discussion is a comparison for the three and six months ended June 30, 2008 (successor basis) with the combined consolidated financial results for the three and six months ended June 30, 2007, which amounts include both predecessor (pre-Going Private) and successor (post-Going Private) balances. These combined consolidated financial results, while in our opinion useful for comparing our results between these periods, do not represent a measure prepared in accordance with generally accepted accounting principles.

The comparability of certain portions of our results between periods is affected by: (i) the $4.03 billion non-cash goodwill impairment charge recorded in the second quarter of 2008, (ii) the application of the purchase method of accounting to the May 30, 2007 Going Private transaction and (iii) the $4.8 billion in incremental debt related to the Going Private transaction. The principal effects on comparability resulting from this application of the purchase method occur within the captions “Segment Earnings (Loss) before Depreciation, Depletion and Amortization (“DD&A”), “Depreciation, Depletion and Amortization expense” and “Interest and Corporate Expenses, Net” in the table above.

The goodwill impairment charges have been recorded to the segment earnings (loss) before DD&A in the second quarter of 2008 and affected the Products Pipelines – KMP, Natural Gas Pipelines – KMP and Terminals – KMP segments. The application of the purchase method of accounting for the Going Private transaction did not significantly affect comparability of segment earnings (loss) before DD &A except for the CO2 – KMP segment. The impacts of the purchase method of accounting on segment earnings (loss) before DD&A relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2 – KMP and Natural Gas Pipelines – KMP segments. Where there is an impact to segment earnings (loss) before DD&A from the Going Private transaction, the impact is described. The effects on DD&A expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to DD&A expense in periods subsequent to May 30, 2007. The purchase accounting effects on interest and corporate expenses, net result principally from

Knight Inc. Form 10-Q

the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

The decrease in income from continuing operations for the three months ended June 30, 2008 was principally due to (i) an approximate $4.03 billion goodwill impairment charge, (ii) increased DD&A expense in 2008 due principally to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction and (iii) higher minority interest expense. These decreases to income from continuing operations were offset by increased 2008 earnings, excluding the goodwill impairment, in all of our business segments except NGPL and Power, as portions of these segments were sold in 2008. Including the effects of discontinued operations, our net (loss) income for the three months ended June 30, 2008 was ($3,860.6 million) and $108.5 million for the combined three months ended June 30, 2007.

The decrease in income from continuing operations for the six months ended June 30, 2008 was principally due to (i) an approximate $4.03 billion goodwill impairment charge, (ii) increased DD&A expense in 2008 due principally to increases in the carrying value of certain assets reflecting application of the purchase method of accounting to the Going Private transaction, (iii) increased 2008 interest expense resulting from higher interest rates and (iv) higher minority interest expense. These negative impacts to income from continuing operations were partially offset by (i) a $377.1 million goodwill impairment charge associated with the Trans Mountain Pipeline in 2007 and (ii) increased 2008 earnings, excluding the goodwill impairment, in all of our business segments except the NGPL and Power segments, as portions of those two segments were sold in 2008. Including the effects of discontinued operations, our net (loss) income for the six months ended June 30, 2008 was ($3,754.9 million) and $96.1 million for the combined six months ended June 30, 2007. Please refer to the individual business segment discussions included elsewhere in this management’s discussion and analysis for additional information regarding business segment results. Refer to the headings “Interest and Corporate Expenses, Net,” “Income Taxes – Continuing Operations” and “Discontinued Operations,” also included elsewhere herein, for additional information regarding these items.

Results of Operations

The following comparative discussion of our results of operations is by segment for factors affecting segment earnings, and on a consolidated basis for other factors.

In May 2007, we completed the sale of our Canada-based retail natural gas distribution operations to Fortis Inc. In prior periods, we referred to these operations principally as the Terasen Gas business segment. In June 2007, we completed the sale of the Corridor to Inter Pipeline Fund. As a result of the sale of Corridor and the transfer of Trans Mountain to Kinder Morgan Energy Partners, the business segment referred to in prior SEC filings as Kinder Morgan Canada is no longer reported. The results of Trans Mountain are now reported in the business segment referred to herein as Trans Mountain – KMP. The results of the Express Pipeline system, which also were reported in the Kinder Morgan Canada business segment in previous periods, are now reported in the segment referred to as “Express.” In March 2007, we completed the sale of our U.S. retail natural gas distribution and related operations to GE Energy Financial Services, a subsidiary of General Electric Company, and Alinda Investments LLC. In prior periods, we referred to these operations as the Kinder Morgan Retail business segment. On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the sale of the North System and also its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. In prior periods, the North System and the equity investment in the Heartland Pipeline were reported in the Products Pipelines – KMP business segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Terasen Gas, Corridor, Kinder Morgan Retail, the North System and the equity investment in the Heartland Pipeline Company have been reclassified to discontinued operations for all periods presented. Refer to the heading “Discontinued Operations” included elsewhere in this management’s discussion and analysis for additional information regarding discontinued operations. On February 15, 2008, we sold an 80% ownership interest in NGPL to Myria. As a result of the sale, beginning February 15, 2008, we account for NGPL’s earnings derived from our 20% ownership interest under the equity method.

We manage our various businesses by, among other things, allocating capital and monitoring operating performance. This management process includes dividing the company into business segments so that performance can be effectively monitored and reported for a limited number of discrete businesses.

Knight Inc. Form 10-Q

Business Segment	Business Conducted	Referred to As:

Natural Gas Pipeline Company of America and certain affiliates

The ownership and operation of a major interstate natural gas pipeline and storage system until February 14, 2008, after which time an equity method investment; see Note 12 of the accompanying Notes to Consolidated Financial Statements.

Natural Gas Pipeline Company of America, or NGPL
Power Generation
The ownership and operation of natural gas-fired electric generation facilities. Our principal remaining power assets were sold in January 2008; see Note 12 of the accompanying Notes to Consolidated Financial Statements.

Power
Express Pipeline System	The ownership of a one-third interest in the Express and Platte Pipelines, a crude pipeline system, which investment we account for under the equity method, and certain related entities.	Express
Petroleum Products Pipelines (Kinder Morgan Energy Partners)

The ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets; plus associated product terminals and petroleum pipeline transmix processing facilities.
Products Pipelines – KMP
Natural Gas Pipelines (Kinder Morgan Energy Partners)	The ownership and operation of major interstate and intrastate natural gas pipeline and storage systems.	Natural Gas Pipelines – KMP
CO2 (Kinder Morgan Energy Partners)
The production, transportation and marketing of carbon dioxide (CO2) to oil fields that use CO2 to increase production of oil; plus ownership interests in and/or operation of oil fields in West Texas; plus the ownership and operation of a crude oil pipeline system in West Texas.

CO2 – KMP
Liquids and Bulk Terminals (Kinder Morgan Energy Partners)

The ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities that together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products.

Terminals – KMP
Trans Mountain Pipeline (Kinder Morgan Energy Partners)	The ownership and operation of crude and refined petroleum pipelines, principally located in Canada.	Trans Mountain – KMP

The accounting policies we apply in the generation of business segment earnings are generally the same as those applied to the accompanying Consolidated Statements of Operations and described in Note 1 of Notes to Consolidated Financial Statements included in our 2007 Form 10-K. Certain items included in earnings from continuing operations are either not

Knight Inc. Form 10-Q

allocated to business segments or are not considered by management in its evaluation of business segment performance. In general, the items not included in segment results are interest expense, general and administrative expenses and DD&A. In addition, for our business segments that are not also business segments of Kinder Morgan Energy Partners (currently the NGPL, Power and Express business segments), certain items included in “Other Income and (Expenses)” and income taxes are not included in segment results. With adjustment for these items, we currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Beginning in 2007, the segment earnings measure was changed from segment earnings to segment earnings before DD&A for segments not also segments of Kinder Morgan Energy Partners. This change was made to conform our disclosure to the internal reporting we use as a result of the Going Private transaction. Because Kinder Morgan Energy Partners’ partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (Kinder Morgan Energy Partners’ available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of Kinder Morgan Energy Partners. In addition, for our business segments that are also business segments of Kinder Morgan Energy Partners, we use segment earnings before depreciation, depletion and amortization expenses (“EBDA”) internally as a measure of profit and loss for evaluating business segment performance and for deciding how to allocate resources to these business segments. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

Following are operating results by individual business segment (before intersegment eliminations), including explanations of significant variances between the periods presented.

Natural Gas Pipeline Company of America

As discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements, on February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns Natural Gas Pipeline Company of America and certain affiliates, collectively referred to as “NGPL,” to Myria Acquisition Inc. for approximately $2.9 billion. We also received $3.0 billion of cash previously held in escrow related to a notes offering by NGPL in December 2007, the net proceeds of which were distributed to us as repayment of intercompany indebtedness and as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL. We will continue to operate NGPL’s assets pursuant to a 15-year operating agreement. Myria is owned by a syndicate of investors led by Babcock & Brown, an international investment and specialized fund and asset management group. As a result of the sale, beginning February 15, 2008, we account for the NGPL’s earnings derived from our 20% ownership interest under the equity method.

At the 100% asset ownership level, NGPL’s earnings before depreciation, depletion and amortization expenses for the three and six months ended June 30, 2008 are $150.9 million and $333.9 million, respectively. NGPL’s earnings before depreciation, depletion and amortization decreased by $15.6 million (9%) for the three months ended June 30, 2008 over the comparable period in 2007. This decrease was primarily due to decreased natural gas sales revenues and increased operating expenses. NGPL’s earnings before depreciation, depletion and amortization increased by $7.1 million (2%) for the six months ended June 30, 2008 over the comparable period in 2007. This increase was primarily due to increased transportation and storage revenues. The difference between the $150.9 million and $333.9 million and the $8.7 million and $104.7 million for the three and six months ended June 30, 2008 , respectively, recorded on Knight’s books results from the reduction in our ownership to 20% and our accounting for NGPL under the equity method after February 14, 2008.

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Segment Earnings Before DD&A	$8.7	$166.5	$59.4	$107.1

Knight Inc. Form 10-Q

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Segment Earnings Before DD&A	$104.7	$326.8	$59.4	$267.4

Please refer to our 2007 Form 10-K for additional information regarding NGPL.

Power

As discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements, on January 25, 2008, we sold our interests in three natural gas-fired power plants in Colorado to Bear Stearns. The closing of the sale was effective January 1, 2008, and we received net proceeds of $63.1 million.

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$13.2	$17.2	$8.9	$8.3
Operating Expenses and Minority Interests	(12.5)	(14.8)	(7.8)	(7.0)
Equity in Earnings of Thermo Cogeneration Partnership	-	3.2	1.3	1.9
Segment Earnings Before DD&A	$0.7	$5.6	$2.4	$3.2

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$20.7	$28.8	$8.9	$19.9
Operating Expenses and Minority Interests	(17.9)	(23.9)	(7.8)	(16.1)
Equity in Earnings of Thermo Cogeneration Partnership	-	6.4	1.3	5.1
Segment Earnings Before DD&A	$2.8	$11.3	$2.4	$8.9

Power’s segment earnings before DD&A decreased from $5.6 million in the second quarter of 2007 to $0.7 million in the second quarter of 2008, a decrease of $4.9 million (88%). This decrease was principally the result of (i) a $3.8 million decrease in earnings before DD&A related to the power assets sold in January 2008 and (ii) a $2.1 million increase in minority interest expense. These negative impacts were partially offset by a $1.2 million decrease in operating expenses.

Power’s segment earnings before DD&A decreased from $11.3 million in the first six months of 2007 to $2.8 million in the first six months of 2008, a decrease of $8.5 million (75%). This decrease was principally the result of (i) an $8.3 million decrease in earnings before DD&A related to the power assets sold in January 2008 and (ii) a $3.8 million increase in minority interest expense. These negative impacts were partially offset by (i) a $2.2 million decrease in operating expenses and (ii) a $1.5 million property tax settlement received in 2008.

Please refer to our 2007 Form 10-K for additional information regarding Power.

Knight Inc. Form 10-Q

Express

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Segment Earnings Before DD&A	$5.2	$4.5	$2.7	$1.8

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Segment Earnings Before DD&A	$9.2	$8.1	$2.7	$5.4

Express’ segment earnings before DD&A increased from $4.5 million in the combined three months ended June 30, 2007 to $5.2 million in the three months ended June 30, 2008, an increase of $0.7 million (16%) primarily due to higher transportation and other revenues, partially offset by higher operating expenses.

Express’ segment earnings before DD&A increased from $8.1 million in the combined six months ended June 30, 2007 to $9.2 million in the six months ended June 30, 2008, an increase of $1.1 million (14%) due principally to higher transportation and other revenues, partially offset by higher operating expenses.

Please refer to our 2007 Form 10-K for additional information regarding Express.

Products Pipelines – KMP

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Month Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$198.5	$201.4	$66.8	$134.6
Operating Expenses[1]	(68.5)	(71.4)	(23.1)	(48.3)
Other Income (Expense)[2]	(0.2)	1.0	1.1	(0.1)
Goodwill Impairment[3]	(1,113.9)	-	-	-
Earnings from Equity Investments	5.5	8.5	2.9	5.6
Interest Income and Other Income (Expense), Net[4]	1.3	4.2	0.6	3.6
Income Tax Benefit (Expense)	0.1	(5.6)	(0.9)	(4.7)
Segment Earnings (Loss) Before DD&A	$(977.2)	$138.1	$47.4	$90.7

Operating Statistics:
Gasoline (MMBbl)	100.5	113.6	38.0	75.6
Diesel Fuel (MMBbl)	41.6	42.0	13.5	28.5
Jet Fuel (MMBbl)	29.9	31.9	10.8	21.1
Total Refined Product Volumes (MMBbl)	172.0	187.5	62.3	125.2
Natural Gas Liquids (MMBbl)	6.1	5.9	1.8	4.1
Total Delivery Volumes (MMBbl)[5]	178.1	193.4	64.1	129.3

Knight Inc. Form 10-Q

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$396.9	$398.5	$66.8	$331.7
Operating Expenses[1]	(130.9)	(139.4)	(23.1)	(116.3)
Other Income (Expense)[2]	(0.3)	0.5	1.1	(0.6)
Goodwill Impairment[3]	(1,113.9)	-	-	-
Earnings from Equity Investments	10.3	15.3	2.9	12.4
Interest Income and Other Income (Expense), Net[4]	1.8	5.3	0.6	4.7
Income Tax Expense	(0.8)	(8.4)	(0.9)	(7.5)
Segment Earnings (Loss) Before DD&A	$(836.9)	$271.8	$47.4	$224.4

Operating Statistics:
Gasoline (MMBbl)	198.4	220.8	38.0	182.8
Diesel Fuel (MMBbl)	80.2	80.1	13.5	66.6
Jet Fuel (MMBbl)	59.6	62.1	10.8	51.3
Total Refined Product Volumes (MMBbl)	338.2	363.0	62.3	300.7
Natural Gas Liquids (MMBbl)	13.0	15.5	1.8	13.7
Total Delivery Volumes (MMBbl)[5]	351.2	378.5	64.1	314.4
____________
[1]
2008 amounts include a $3.0 million decrease in expense to our Pacific operations and a $3.0 million increase in expense to our Calnev Pipeline associated with offsetting legal liability adjustments. For the two and five months ended May 31, 2007, amounts include an increase in expense of $2.2 million associated with environmental liability adjustments.

[2]
June 2007 results include a $1.8 million decrease in segment earnings resulting from valuation adjustments related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

[3]	2008 amount includes a non-cash goodwill impairment charge of $1,113.9 million.
[4]
Three and six month 2008 amounts include an increase in income of $0.1 million and a decrease in income of $0.7 million, respectively, resulting from unrealized foreign currency losses on long-term debt transactions. One month ended June 30, 2007 amounts include an increase in income of $0.8 million resulting from unrealized foreign currency gains on long-term debt transactions.

[5]	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

As discussed in Note 13 of the accompanying Notes to Consolidated Financial Statements, on October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $300 million in cash. The North System consists of an approximately 1,600-mile interstate common carrier pipeline system that delivers natural gas liquids and refined petroleum products from south central Kansas to the Chicago area. Also included in the sale were eight propane truck-loading terminals, located at various points in three states along the pipeline system, and one multi-product terminal complex located in Morris, Illinois. All of the assets were previously included in the Products Pipelines – KMP business segment. The North System business was accounted for as a discontinued operation pursuant to generally accepted accounting principles, which require that the income statement be formatted to separate the divested business from our continuing operations.

Including the segment’s goodwill impairment charge, the certain items described in the footnotes to the table above decreased the Products Pipelines’ segment earnings before depreciation, depletion and amortization expenses by $1,110.6 million and $1,111.4 million, respectively, when compared to the three and six months ended June 30, 2007.

Following is information related to the increases and decreases, in the same comparable periods of 2008 and 2007, of the segment’s remaining changes in earnings before depreciation, depletion, and amortization expense and amortization of excess cost of equity investment (“EBDA”), and changes in operating revenues:

Knight Inc. Form 10-Q

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
Pacific Operations	$(4.6)	(7)%	$(0.4)	—
West Coast Terminals	(2.4)	(17)%	(0.2)	(1)%
Cochin Pipeline System	(1.3)	(18)%	(5.7)	(34)%
Central Florida Pipeline	2.1	23%	2.0	18%
Southeast Terminals	1.0	9%	0.4	2%
All Other (Including Eliminations)	0.5	2%	1.0	2%
Total Products Pipelines	$(4.7)	(3)%	$(2.9)	(1)%

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
Pacific Operation	$(1.4)	(1)%	$2.6	1%
West Coast Terminals	(2.3)	(9)%	1.0	3%
Cochin Pipeline System	(1.8)	(10)%	(12.5)	(33)%
Central Florida Pipeline	2.9	16%	2.4	11%
Southeast Terminals	3.4	17%	2.0	5%
All Other (Including Eliminations)	1.9	3%	2.9	3%
Total Products Pipelines	$2.7	1%	$(1.6)	-

Both period-to-period decreases in earnings before depreciation, depletion and amortization from Kinder Morgan Energy Partners’ Pacific operations were driven by a $6.6 million (48%) increase in operating and maintenance expenses in the second quarter of 2008, relative to the second quarter last year. The increase was primarily due to increased major maintenance and pipeline integrity expenses (resulting mainly from project timing), lower capitalized overhead credits, and incremental expenses resulting from environmental liability adjustments.

The higher operating expenses were partially offset by lower fuel and power expenses, due largely to decreases of 8% and 5%, respectively, in total mainline delivery volumes (primarily gasoline volumes). For the comparable quarters, the Pacific operations revenues were essentially flat, as the drop in mainline delivery volumes was offset by higher average tariff rates; for the comparable six month periods, total operating revenues increased 1% ($2.6 million), driven by higher average tariff rates in 2008 on refined petroleum products deliveries to Arizona and to various West Coast military bases, due to a more favorable mix of higher-rate East Line volumes versus lower-rate West Line volumes.

The decreases in earnings before depreciation, depletion and amortization expenses and in revenues from Kinder Morgan Energy Partners’ Cochin Pipeline were largely attributable to lower year to date deliveries of propane volumes in 2008; however, this issue was partly mitigated through the implementation of a shipper provided line fill program that began April 1, 2008. Going forward, it is expected that the line-fill program, along with increased shipper sales, exchange and marketing activities, will help increase propane volumes.

The decreases in earnings from Kinder Morgan Energy Partners’ West Coast terminal operations were mainly due to incremental gains from asset sales in the second quarter of 2007. In June 2007, a $3.6 million gain was realized on the sale of Kinder Morgan Energy Partners’ interest in the Black Oil pipeline system in Los Angeles, California. Although total revenues from the West Coast terminals dropped $0.2 million (1%) in the second quarter of 2008, when compared to the second quarter a year ago, revenues increased $1.0 million (3%) in the first half of 2008, driven by higher petroleum throughput revenues from Kinder Morgan Energy Partners’ combined Carson, California/Los Angeles Harbor terminal system, largely due to the completion of storage expansion projects since the middle of 2007.

All of the remaining assets in Kinder Morgan Energy Partners’ Products Pipelines business segment produced higher earnings before depreciation, depletion and amortization expenses in the second quarter and first six months of 2008, when compared to the same periods last year. The primary increases were related to the Central Florida Pipeline and Southeast liquids terminal operations. These two operations benefited from increased demand for ethanol and from Kinder Morgan Energy Partners’ completion of a number of capital expansion projects that modified and upgraded infrastructure, enabling additional ethanol related services.

Knight Inc. Form 10-Q

In addition, the increases in earnings from Kinder Morgan Energy Partners’ Central Florida Pipeline were also related to higher product delivery revenues, driven by an increase in the average tariff per barrel moved as a result of a mid-year 2007 tariff rate increase on product deliveries. The period-to-period earnings increases from the Southeast terminal operations were also driven by improved margins on liquids inventory sales.

Although combined segment revenues from refined petroleum products deliveries increased approximately 2% in the second quarter of 2008, when compared to the second quarter last year, the segment’s volumes were clearly impacted by reductions in demand driven by higher crude oil and product prices and by weaker economic conditions. Total refined products delivery volumes decreased 8.3% when compared to the second quarter of 2007, reflecting an 11.5% drop in gasoline volumes, a 6.3% drop in jet fuel volumes, and 1% decline in diesel fuel volumes. The segment’s deliveries of natural gas liquids increased 3.4% in the second quarter of 2008, primarily due to a strong performance from Kinder Morgan Energy Partners’ Cypress Pipeline. For the first six months of 2008, total refined products revenues were up 2.7%, compared to the first half of 2007, but total refined product delivery volumes were down 6.8%. Excluding Plantation, total refined products delivery volumes decreased only 5.0% in the first half of 2008 versus the first half of 2007.

Please refer to our 2007 Form 10-K for additional information regarding Product Pipelines - KMP.

Natural Gas Pipelines – KMP

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$2,644.7	$1,693.1	$587.9	$1,105.2
Operating Expenses[1]	(2,515.2)	(1,555.0)	(542.2)	(1,012.8)
Other Income (Expense)[2]	2.7	1.3	1.4	(0.1)
Goodwill Impairment[3]	(2,242.8)	-	-	-
Earnings from Equity Investments[4]	31.3	3.8	1.3	2.5
Interest Income and Other Income (Expense), Net	4.7	0.2	-	0.2
Income Tax Benefit (Expense)	1.7	0.2	1.4	(1.2)
Segment Earnings (Loss) Before DD&A	$(2,072.9)	$143.6	$49.8	$93.8

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[5]	545.1	429.5	127.1	302.4
Natural Gas Sales Volumes (Trillion Btus)[6]	224.9	207.6	70.8	136.8

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$4,557.2	$3,228.5	$587.9	$2,640.6
Operating Expenses[1]	(4,260.2)	(2,960.7)	(542.2)	(2,418.5)
Other Income (Expense)[2]	2.7	1.3	1.4	(0.1)
Goodwill Impairment[3]	(2,242.8)	-	-	-
Earnings from Equity Investments[4]	54.9	10.2	1.3	8.9
Interest Income and Other Income (Expense), Net	4.9	0.2	-	0.2
Income Tax Benefit (Expense)	(1.2)	(1.2)	1.4	(2.6)
Segment Earnings (Loss) Before DD&A	$(1,884.5)	$278.3	$49.8	$228.5

Operating Statistics:
Natural Gas Transport Volumes (Trillion Btus)[5]	1,040.5	834.5	127.1	707.4
Natural Gas Sales Volumes (Trillion Btus)[6]	440.0	416.6	70.8	345.8
___________
[1]
Three and six month 2008 amounts include a $13.1 million increase in expense resulting from unrealized mark to market losses due to the discontinuance of hedge accounting. Beginning in the second quarter of 2008, our Casper and Douglas gas processing operations discontinued hedge accounting. Amounts also include increases in segment earnings of $0.3 million and $0.5 million for the three and six month periods ended June 30, 2008, respectively, and of $0.4 million for both the three and six month periods ended June 30, 2007, resulting from valuation adjustments related to derivative contracts in

Knight Inc. Form 10-Q

place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 2 of the accompanying Notes to Consolidated Financial Statements).
[2]
June 2007 amounts include a $1.4 million decrease in segment earnings resulting from valuation adjustments, related to assets sold in June, recorded in the application of the purchase method of accounting to the Going Private transaction (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

[3]	2008 amount includes a non-cash goodwill impairment charge of $2,242.8 million.
[4]	Six month 2007 amount includes an expense of $1.0 million reflecting our portion of a loss from the early extinguishment of debt by Red Cedar Gathering Company.
[5]
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, and Texas intrastate natural gas pipeline group pipeline volumes.

[6]	Represents Texas intrastate natural gas pipeline group volumes.

For the three and six months ended June 30, 2008, the certain items related to Kinder Morgan Energy Partners’ Natural Gas Pipelines business segment, described in the footnotes to the table above, including the segment’s goodwill impairment charge, decreased earnings before depreciation, depletion and amortization expenses by $2,254.6 million and $2,253.4 million, respectively, when compared to the same periods last year.

One of these certain items is a decrease in earnings in the second quarter of 2008 of $13.1 million due to an unrealized mark to market loss resulting from the removal of hedge designation on certain derivative contracts used to mitigate the price risk associated with future sales of natural gas liquids from Kinder Morgan Energy Partners’ Casper and Douglas natural gas processing operations. Effective April 1, 2008, Kinder Morgan Energy Partners sold its equity ownership interest in Thunder Creek to a third party and received cash proceeds, net of closing costs and settlements, of approximately $50.7 million. For more information on this sale, see Note 12 of the accompanying Notes to Consolidated Financial Statements; for more information on the expense from the discontinuance of hedge accounting, see Note 16 of the accompanying Notes to Consolidated Financial Statements.

Following is information related to the increases and decreases, in the second quarter and first six months of 2008 compared to the same periods of 2007, of the segment’s remaining change in EBDA, and changes in operating revenues:

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
Rockies Express Pipeline	$28.5	724%	$—	n/a
Texas Intrastate Natural Gas Pipeline Group	4.5	5%	928.3	58%
TransColorado Pipeline	3.0	28%	3.1	25%
Kinder Morgan Louisiana Pipeline	3.0	n/a	—	n/a
Casper and Douglas Gas Processing	(2.1)	(42)%	17.8	77%
All Others	1.2	2%	2.4	4%
Intrasegment Eliminations	—	n/a	—	n/a
Total Natural Gas Pipelines	$38.1	26%	$951.6	56%

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
Rockies Express Pipeline	$45.3	808%	$—	n/a
Texas Intrastate Natural Gas Pipeline Group	36.5	22%	1,284.2	25%
TransColorado Pipeline	6.1	29%	6.8	27%
Kinder Morgan Louisiana Pipeline	3.0	n/a	—	n/a
Casper and Douglas Gas Processing	(2.8)	(32)%	36.9	87%
All Others	2.5	3%	3.2	3%
Intrasegment Eliminations	—	n/a	(2.4)	(385)%
Total Natural Gas Pipelines	$90.6	32%	$1,328.7	41%

The overall increases in segment earnings before depreciation, depletion and amortization expenses in the three and six months ended June 30, 2008, when compared to the same periods last year, were driven primarily by incremental contributions from Kinder Morgan Energy Partners’ 51% equity ownership interest in the Rockies Express Pipeline, higher

Knight Inc. Form 10-Q

earnings from its Texas intrastate natural gas pipeline group, and improved performance from its TransColorado Pipeline and Kinder Morgan Louisiana Pipeline.

The incremental earnings from Kinder Morgan Energy Partners’ investment in Rockies Express relates to higher net income earned by Rockies Express Pipeline LLC, primarily due to the start-up of service on the Rockies Express-West pipeline segment in January and May 2008. The Rockies Express-West segment is a 713-mile, 42-inch diameter pipeline that extends from the Cheyenne Hub in Weld County, Colorado to an interconnect with Panhandle Eastern Pipeline Company in Audrain County, Missouri. Rockies Express-West began interim service for up to 1.4 billion cubic feet per day of natural gas on the segment’s first 503 miles of pipe on January 12, 2008, and service on the remaining 210 miles (to Audrain County) began on May 20, 2008.

Now fully operational, Rockies Express-West has the capacity to transport up to 1.5 billion cubic feet per day and can make deliveries to interconnects with Kinder Morgan Interstate Gas Transmission LLC, Northern Natural Gas Company, Natural Gas Pipeline Company of America LLC, ANR and Panhandle Eastern Pipeline Company. Rockies Express expects to conduct further hydrostatic testing of portions of its system during September 2008 to satisfy U.S. Department of Transportation testing requirements to operate at its targeted higher operating pressure. This hydrostatic test will result in the temporary outage of pipeline delivery points and an overall reduction of firm capacity available to firm shippers. By the terms of the Rockies Express FERC Gas Tariff, firm shippers are entitled to daily reservation revenue credits for non-force majeure and planned maintenance outages; however, we believe any revenue credits resulting from the temporary pipeline outage will not have a material adverse impact on our business, cash flows, financial position or results of operations.

Kinder Morgan Energy Partners’ Texas intrastate natural gas pipeline group includes the operations of (i) Kinder Morgan Tejas (including Kinder Morgan Border Pipeline), (ii) Kinder Morgan Texas Pipeline, (iii) Kinder Morgan North Texas Pipeline, and (iv) Mier-Monterrey Mexico Pipeline, and combined, the group’s quarter-to-quarter increase in earnings in 2008 versus 2007 was mainly attributable to higher natural gas sales margins and greater natural gas processing volumes and margins. For the comparable six-month periods, the group also benefitted, in 2008, from incremental natural gas transport and storage revenues due to a long-term contract with one of its largest customers that became effective April 1, 2007.

The quarter-to-quarter increase in natural gas sales margin was driven by increases in the average unit margin and natural gas sales volumes of 9% and 8%, respectfully; for the comparable six-month periods, the higher margin in 2008 was primarily related to an over 5% increase in sales volumes. Since the second quarter of 2007, the Texas intrastate pipeline group has also benefitted from increases in gas processing margins—due largely to a favorable spread between natural gas liquids and raw natural gas.

Because Kinder Morgan Energy Partners’ Texas intrastate group buys and sells significant quantities of natural gas, the variances from period to period in both segment revenues and segment operating expenses (which include natural gas costs of sales) are due to changes in the intrastate groups’ average prices and volumes for natural gas purchased and sold. To the extent possible, Kinder Morgan Energy Partners balances the pricing and timing of its natural gas purchases to its natural gas sales, and these contracts are frequently settled in terms of an index price for both purchases and sales. In order to minimize commodity price risk, most sales are balanced with purchases at the index price on the date of settlement.

The increases in earnings from the TransColorado Pipeline reflect contract improvements and expansions completed since the end of the second quarter of 2007, caused by an increase in natural gas production in the Piceance and San Juan basins of New Mexico and Colorado. In December 2007, an approximate $50 million expansion project on the TransColorado Pipeline was completed. The Blanco-Meeker project was placed into service January 1, 2008, and boosted natural gas transportation capacity on the pipeline by approximately 250 million cubic feet per day from the Blanco Hub area in San Juan County, New Mexico through TransColorado’s existing pipeline for deliveries to the Rockies Express Pipeline at an existing point of interconnection located at the Meeker Hub in Rio Blanco County, Colorado. All of the incremental capacity is subscribed under a long-term contract with ConocoPhillips.

The $3.0 million incremental earnings contribution from the Kinder Morgan Louisiana Pipeline reflects other non-operating income realized in the second quarter of 2008 pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance). The equity cost of capital allowance provides for a reasonable return on construction costs that are funded by equity contributions, similar to the allowance for capital costs funded by borrowings.

The decreases in period-to-period earnings before depreciation, depletion and amortization from the Casper Douglas gas processing operations was largely due to lower hedge prices on our product sales due to unfavorable hedge settlements and to increased natural gas purchase costs.

Knight Inc. Form 10-Q

Please refer to our 2007 Form 10-K for additional information regarding Natural Gas Pipelines - KMP.

CO2 – KMP

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues[1]	$342.6	$212.4	$79.8	$132.6
Operating Expenses	(96.6)	(76.2)	(25.3)	(50.9)
Earnings from Equity Investments	5.5	5.0	1.5	3.5
Other Income (Expense), Net	-	-	0.1	(0.1)
Income Tax Benefit (Expense)	(0.9)	0.6	1.1	(0.5)
Segment Earnings Before DD&A	$250.6	$141.8	$57.2	$84.6

Operating Statistics:
Carbon Dioxide Delivery Volumes(Bcf)[2]	178.6	156.6	49.9	106.7
SACROC Oil Production (Gross)(MBbl/d)[3]	27.5	28.0	28.1	28.0
SACROC Oil Production (Net)(MBbl/d)[4]	22.9	23.3	23.4	23.3
Yates Oil Production (Gross)(MBbl/d)[5]	28.1	27.0	27.4	26.9
Yates Oil Production (Net)(MBbl/d)[4]	12.5	12.0	12.1	11.9
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	9.1	9.7	10.0	9.6
Realized Weighted Average Oil Price per Bbl[5,6]	$53.01	$34.76	$34.67	$34.81
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$77.28	$50.35	$51.01	$50.02

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues[1]	$662.5	$404.0	$79.8	$324.2
Operating Expenses	(187.3)	(146.8)	(25.3)	(121.5)
Earnings from Equity Investments	11.1	10.2	1.5	8.7
Other Income (Expense), Net	(0.2)	-	0.1	(0.1)
Income Tax Benefit (Expense)	(2.2)	(0.2)	1.1	(1.3)
Segment Earnings Before DD&A	$483.9	$267.2	$57.2	$210.0

Operating Statistics:
Carbon Dioxide Delivery Volumes(Bcf)[2]	358.8	322.2	49.9	272.3
SACROC Oil Production (Gross)(MBbl/d)[3]	27.4	28.9	28.1	29.1
SACROC Oil Production (Net)(MBbl/d)[4]	22.8	24.1	23.4	24.2
Yates Oil Production (Gross)(MBbl/d)[3]	28.3	26.6	27.4	26.4
Yates Oil Production (Net)(MBbl/d)[4]	12.6	11.8	12.1	11.7
Natural Gas Liquids Sales Volumes (Net)(MBbl/d)[4]	9.3	9.7	10.0	9.7
Realized Weighted Average Oil Price per Bbl[5,6]	$51.52	$34.97	$34.67	$35.03
Realized Weighted Average Natural Gas Liquids Price per Bbl[6,7]	$71.48	$46.05	$51.01	$45.04
_____________
[1]
Amounts include increases in segment earnings resulting from valuation adjustments of $34.0 million and $67.5 million for the three and six month periods ended June 30, 2008, respectively, and $12.9 million (net of a $0.6 million loss on sale of assets) for both the three and six month periods ended June 30, 2007, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

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

Knight Inc. Form 10-Q

[7]	Includes production attributable to leasehold ownership and production attributable to Kinder Morgan Energy Partners’ ownership in processing plants and third party processing agreements.

Combined, the certain items described in the footnotes to the table above increased the CO2 segment’s earnings before depreciation, depletion and amortization expenses by $21.1 million and $54.6 million, respectively, when compared to the same two periods last year.

The CO2 - KMP segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates. The segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and six month periods of 2008 and 2007, of the segment’s EBDA, and changes in operating revenues after certain items:

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(Dollars in millions)
Sales and Transportation Activities	$28.1	64%	$34.2	77%
Oil and Gas Producing Activities	59.6	70%	84.5	51%
Intrasegment Eliminations	-	-	(9.6)	(91)%
Total	$87.7	68%	$109.1	55%

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

	EBDA Increase/(Decrease)		Revenues Increase/(Decrease)
	(Dollars in millions)
Sales and Transportation Activities	$57.1	69%	$65.4	75%
Oil and Gas Producing Activities	105.0	61%	154.2	47%
Intrasegment Eliminations	-	-	(15.7)	(71)%
Total	$162.1	64%	$203.9	52%

The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses resulted from higher earnings from both oil and gas producing activities and carbon dioxide sales and transportation activities. Highlights for the second quarter of 2008 compared to the second quarter of 2007 included an increase in oil production at the Yates field unit, and higher earnings from increased carbon dioxide, crude oil and natural gas liquids sales revenues, due largely to continuing increases in average crude oil (which also impacts in part the price of carbon dioxide) and natural gas plant product prices since the second quarter of 2007.

Revenues from crude oil sales and natural gas plant products sales increased $59.8 million (53%) and $19.1 million (43%), respectively, in the second quarter of 2008 compared to the second quarter of 2007, and increased $106.7 million (46%) and $39.4 million (49%), respectively, in the first six months of 2008 compared to the first six months of 2007. With respect to crude oil, overall sales volumes were essentially flat across both three and six month comparable periods, but benefitted from increases of 53% and 47%, respectively, in the realized weighted average price per barrel. With respect to natural gas liquids, decreases in sales volumes of 6% and 4%, respectively, were more than offset by increases of 53% and 55%, respectively, in the realized weighted average price per barrel. The period-to-period decreases in natural gas liquids volumes were primarily attributable to operational issues on a third party owned pipeline, which resulted in pro-rationing.

Average gross oil production for the second quarter of 2008 was 28.1 thousand barrels per day at the Yates unit, over 4% higher compared to the second quarter of 2007. At SACROC, average gross oil production for the second quarter of 2008 was 27.5 thousand barrels per day, a decline of almost 2% versus the same quarter last year, but up slightly (almost 1%) from the first quarter of 2008.

Generally, earnings for the segment’s oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, are closely aligned with industry price levels for crude oil and natural gas liquids products. Because such price levels are subject to external factors over which Kinder Morgan Energy Partners has no control, and because future price changes may be volatile, the CO2 segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids. This risk is mitigated through a long-

Knight Inc. Form 10-Q

term hedging strategy that is intended to generate more stable realized prices by using derivative contracts as hedges to the exposure of fluctuating expected future cash flows produced by changes in commodity sales prices. All of the hedge gains and losses for crude oil and natural gas liquids are included in Kinder Morgan Energy Partners’ realized average price for oil. Had Kinder Morgan Energy Partners not used energy derivative contracts to transfer commodity price risk, its crude oil sales prices would have averaged $123.03 per barrel in the second quarter of 2008, and $61.39 per barrel in the second quarter of 2007. For more information on hedging activities, see Note 16 of the accompanying Notes to Consolidated Financial Statements.

The period-to-period increases in earnings before depreciation, depletion and amortization from the segment’s sales and transportation activities were largely revenue related, reflecting both higher carbon dioxide sales revenues and higher carbon dioxide and crude oil pipeline transportation revenues. Overall, the CO2 segment reported increases of $18.1 million (118%) and $34.0 million (121%), respectively, in carbon dioxide sales revenues in the second quarter and first half of 2008, relative to the same periods a year ago. The increases in sales revenues were primarily driven by increases of 84% and 81%, respectively, in average sales prices in 2008, and partially driven by increases in sales volumes of 12% and 11%, respectively. The increases in average sales prices reflect continued customer demand for carbon dioxide for use in oil recovery projects throughout the Permian Basin area and, in addition, a portion of Kinder Morgan Energy Partners’ carbon dioxide contracts are tied to crude oil prices, which as discussed above, have increased since the second quarter of 2007. Profits are not recognized on carbon dioxide sales within Kinder Morgan Energy Partners.

The increases in sales volumes were largely due to the January 1, 2008 start-up of Kinder Morgan Energy Partners’ new Doe Canyon carbon dioxide source field located in Dolores County, Colorado. Since January 2007, approximately $87 million has been invested to develop this new carbon dioxide source field (named the Doe Canyon Deep unit). In addition, investments were also made to drill additional carbon dioxide wells at the McElmo Dome unit, increase transportation capacity on the Cortez Pipeline, and extend the Cortez Pipeline to the new Doe Canyon Deep unit.

Compared to the second quarter and first half of 2007, the segment’s $20.4 million (27%) and $40.5 million (28%) increases in combined operating expenses in the three and six months ended June 30, 2008, respectively, were largely due to higher severance and property tax expenses, field operating expenses, and fuel and power expenses. The increases in severance tax expenses were related to the period-to-period increases in crude oil revenues; the increases in property tax expenses were largely due to increased asset infrastructure resulting from the capital investments that have been made since the end of the second quarter of 2007. The increases in operating expenses were driven by higher well workover and repair expenses related to infrastructure expansions at the SACROC and Yates oil field units and at the McElmo Dome carbon dioxide unit. In addition to its effect on product sales revenues, rising price levels since the end of the second quarter of 2007 also contributed to the increases in the segment’s operating, maintenance, and fuel and power expenses.

Please refer to our 2007 Form 10-K for additional information regarding CO2 – KMP.

Terminals – KMP

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$300.7	$229.0	$79.6	$149.4
Operating Expenses	(156.1)	(117.1)	(40.7)	(76.4)
Other Income	(0.2)	1.7	1.4	0.3
Goodwill Impairment[1]	(676.6)	-	-	-
Earnings from Equity Investments	0.7	-	-	-
Interest Income and Other Income (Expense), Net	1.4	-	(0.3)	0.3
Income Tax Expense	(6.2)	(3.5)	(1.7)	(1.8)
Segment Earnings (Loss) Before DD&A	$(536.3)	$110.1	$38.3	$71.8

Operating Statistics:
Bulk Transload Tonnage (MMtons)[2]	26.7	25.1	6.9	18.2
Liquids Leaseable Capacity (MMBbl)	52.4	43.7	43.7	43.6
Liquids Utilization	98.1%	97.1%	97.1%	97.5%

Knight Inc. Form 10-Q

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$580.9	$444.1	$79.6	$364.5
Operating Expenses	(308.9)	(232.9)	(40.7)	(192.2)
Other Income[3]	0.4	4.4	1.4	3.0
Goodwill Impairment[1]	(676.6)	-	-	-
Earnings from Equity Investments	1.7	-	-	-
Interest Income and Other Income (Expense), Net	2.7	-	(0.3)	0.3
Income Tax Expense	(10.7)	(5.0)	(1.7)	(3.3)
Segment Earnings (Loss) Before DD&A	$(410.5)	$210.6	$38.3	$172.3

Operating Statistics:
Bulk Transload Tonnage (MMtons)[2]	49.8	48.3	6.9	41.4
Liquids Leaseable Capacity (MMBbl)	52.4	43.7	43.7	43.6
Liquids Utilization	98.1%	97.1%	97.1%	97.5%
______________
[1]	2008 amounts include a non-cash goodwill impairment charge of $676.6 million.
[2]	Volumes for acquired terminals are included for all periods.
[3]	The five months ended May 31, 2007 amount includes an increase in income of $1.8 million from property casualty gains associated with the 2005 hurricane season.

The Terminals – KMP business segment includes the operations of Kinder Morgan Energy Partners’ petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines segment), and all of its coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. For the three and six months ended June 30, 2008, the certain items related to Kinder Morgan Energy Partners’ Terminals business segment, described in the footnotes to the table above including the goodwill impairment charge for the segment, decreased earnings before depreciation, depletion and amortization expenses by $676.6 million and $678.4 million, respectively, when compared to the same periods last year.

The segment’s remaining $30.2 million (27%) increase in earnings before depreciation, depletion and amortization in the second quarter of 2008 versus the second quarter of 2007, and its remaining $57.3 million (27%) increase in earnings in the first half of 2008 versus the first half of 2007 were due to a combination of internal expansions and strategic acquisitions completed since the second quarter of 2007. Since May 30, 2007, approximately $163.1 million has been invested to acquire both terminal assets and equity interests in terminal operations and combined, these acquired operations accounted for incremental amounts of earnings before depreciation, depletion and amortization of $12.6 million, revenues of $32.6 million, equity earnings of $0.7 million, and operating expenses of $20.7 million, respectively, in the second quarter of 2008, and incremental earnings before depreciation, depletion and amortization of $24.9 million, revenues of $65.5 million, equity earnings of $1.7 million, and operating expenses of $42.3 million, respectively, in the first six months of 2008.

All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months of ownership in 2008, and do not include increases or decreases during the same months the assets were owned in 2007. Kinder Morgan Energy Partners’ significant terminal acquisitions since the beginning of the second quarter of 2007 included the following:

•
the Vancouver Wharves bulk marine terminal, which includes five deep-sea vessel berths and terminal assets located on the north shore of the Port of Vancouver’s main harbor. The assets include significant rail infrastructure, dry bulk and liquid storage, and material handling systems, and were acquired May 30, 2007; and

•
the terminal assets and operations acquired from Marine Terminals, Inc., which acquired assets are primarily involved in the handling and storage of steel and alloys and consist of two separate facilities located in Blytheville, Arkansas, and individual terminal facilities located in Decatur, Alabama; Hertford, North Carolina; and Berkley, South Carolina. The assets were acquired September 1, 2007.

For all other terminal operations (those owned during identical periods in both 2008 and 2007), earnings before depreciation, depletion and amortization expenses increased $17.7 million (16%) in the second quarter of 2008, and $32.5 million (16%) in the first six months of 2008, when compared to the same prior year periods.

Knight Inc. Form 10-Q

The overall increases in earnings from Kinder Morgan Energy Partners’ terminals owned during identical periods in both years included (i) incremental earnings before depreciation, depletion and amortization of $7.2 million (28%) from its two large Gulf Coast liquids terminal facilities located along the Houston Ship Channel in Pasadena and Galena Park, Texas, primarily due to record liquids throughput volumes as a result of expansions completed since the second quarter of 2007, (ii) incremental earnings of $4.6 million (179%) from its Pier IX terminal located in Newport News, Virginia, due to higher quarter-over-quarter coal transfer volumes (including record coal throughput volumes in June 2008 of 1.1 million tons), and (iii) incremental earnings of $1.2 million (47%) from its Perth Amboy, New Jersey liquids terminal, located in the New York Harbor area, driven by higher liquids throughput volumes as a result of an expansion completed at the end of the first quarter of 2008.

For the Terminals – KMP segment combined, expansion projects completed since the end of the second quarter of 2007 have increased Kinder Morgan Energy Partners’ liquids terminals’ leaseable capacity to 52.4 million barrels, up 20% from a capacity of 43.7 million barrels in the second quarter of 2007. At the same time, the overall liquids utilization capacity rate (the ratio of actual leased capacity to the estimated potential capacity) increased to 98.1%, up from the 97.1% utilization rate during the second quarter last year. For all terminals combined, total liquids throughput totaled 160.6 million barrels, up 15% over second quarter 2007 volumes, due primarily to the addition of the new liquids capacity and partly to continued strong demand for imported fuel. With regard to the bulk terminals, Kinder Morgan Energy Partners benefited by incremental earnings from many of its coal handling terminals, as coal transfer volumes totaled 8.8 million tons in the second quarter of 2008, representing an increase of 22% over coal handling volumes in the second quarter of 2007.

Please refer to our 2007 Form 10-K for additional information regarding Terminals – KMP.

Trans Mountain – KMP

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$43.4	$43.3	$14.2	$29.1
Operating Expenses	(17.0)	(16.0)	(4.9)	(11.1)
Interest Income and Other Income (Expense), Net	4.0	0.6	(0.6)	1.2
Income Tax Benefit	3.0	1.7	0.1	1.6
Segment Earnings Before DD&A	$33.4	$29.6	$8.8	$20.8

Operating Statistics:
Transport Volumes (MMBbl)	21.5	25.0	8.4	16.6

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Operating Revenues	$86.5	$76.1	$14.2	$61.9
Operating Expenses	(32.7)	(27.9)	(4.9)	(23.0)
Other Income (Expense) [1]	-	(377.1)	-	(377.1)
Earnings from Equity Investments	0.1	-	-	-
Interest Income and Other Income (Expense), Net	6.1	1.1	(0.6)	1.7
Income Tax Benefit (Expense)	3.6	(0.8)	0.1	(0.9)
Segment Earnings (Loss) Before DD&A	$63.6	$(328.6)	$8.8	$(337.4)

Operating Statistics:
Transport Volumes (MMBbl)	40.9	44.8	8.4	36.4
______________
[1]	Five and six month period 2007 amounts represent a goodwill impairment expense.

The Trans Mountain – KMP segment includes the operations of the Trans Mountain Pipeline, which Kinder Morgan Energy Partners acquired from Knight Inc. effective April 30, 2007. Trans Mountain transports crude oil and refined products from Edmonton, Alberta to marketing terminals and refineries in British Columbia and the state of Washington. An additional

Knight Inc. Form 10-Q

15,000 barrel per day expansion that will increase capacity on the pipeline to approximately 300,000 barrels per day is currently under construction and is expected to be completed in the fourth quarter of 2008.

The information in the table above reflects the results of operations for the first quarter of 2007 as though the transfer of Trans Mountain from Knight Inc. had occurred January 1, 2006 (see our 2007 Form 10-K for additional information).

Segment earnings before depreciation, depletion and amortization increased by $3.8 million (13%) for the three months ended June 30, 2008 over the comparable period in 2007. This increase is due to 2007 expansion projects coming into service during the last year, higher toll rates, and an income tax benefit. This positive impact was partially offset by increased operating expenses.

After taking into effect the goodwill impairment expense described in footnote 1 to the table above, segment earnings before depreciation, depletion and amortization increased by $15.1 million (31%) for the six months ended June 30, 2008 over the comparable period in 2007. This increase was largely due to increased transportation revenues, primarily due to the pump station expansion that came on line in April 2007, higher toll rates, and a favorable change in the currency translation rate.

Please refer to our 2007 Form 10-K for additional information regarding Trans Mountain - KMP.

Interest and Corporate Expenses, Net

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	One Month Ended June 30, 2007	Two Months Ended May 31, 2007	Earnings Increase (Decrease)
	(In millions)			(In millions)
General and Administrative Expense	$(91.8)	$(203.2)	$(30.0)	$(173.2)	$111.4
Interest Expense, Net	(141.6)	(180.5)	(83.5)	(97.0)	38.9
Interest Expense – Deferrable Interest Debentures	(0.6)	(5.5)	(1.9)	(3.6)	4.9
Minority Interests	(126.4)	(67.0)	(34.5)	(32.5)	(59.4)
Other, Net	4.5	(2.1)	5.2	(7.3)	6.6
	$(355.9)	$(458.3)	$(144.7)	$(313.6)	$102.4

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007	Earnings Increase (Decrease)
	(In millions)			(In millions)
General and Administrative Expense	$(178.1)	$(313.6)	$(30.0)	$(283.6)	$135.5
Interest Expense, Net	(352.3)	(324.6)	(83.5)	(241.1)	(27.7)
Interest Expense – Deferrable Interest Debentures	6.1	(11.0)	(1.9)	(9.1)	17.1
Minority Interests	(252.6)	(125.2)	(34.5)	(90.7)	(127.4)
Other, Net	3.6	2.1	5.2	(7.3)	5.7
	$(773.3)	$(776.5)	$(144.7)	$(631.8)	$(3.2)

“Interest and Corporate Expenses, Net” was an expense of $355.9 million in the second quarter of 2008, compared to an expense of $458.3 million in the second quarter of 2007, a decrease of $102.4 million (22%).  “Interest and Corporate Expenses, Net” was an expense of $773.3 million in the first six months of 2008, compared to an expense of $776.5 million in the first six months of 2007, an decrease of $3.2 million.

The $111.4 million decrease in general and administrative expense in the second quarter of 2008, relative to 2007, was due to (i) $63.4 million of general and administrative expense related to the Going Private transaction and expenses incurred in connection with other asset sales transactions, principally incurred in the two months ended May 31, 2007, (ii) a $22.3 million decrease in general and administrative expense of Kinder Morgan Energy Partners, primarily associated with compensation expense accelerated by the Going Private transaction, incurred in the two months ended May 31, 2007, (iii) a $0.7 million decrease in general and administrative expense of Terasen, (iv) a $21.9 million decrease in general and administrative expenses related to NGPL, which became an equity investment on February 15, 2008 when an 80% interest was sold and (v) a $3.1 million decrease in other general and administrative expense.

Knight Inc. Form 10-Q

The $135.5 million decrease in general and administrative expense in the first six months of 2008, relative to 2007, was due to (i) $84.5 million of general and administrative expense related to the Going Private transaction and expenses incurred in connection with other asset sales transactions, (ii) a $11.3 million decrease in general and administrative expense of Kinder Morgan Energy Partners, primarily associated with compensation expense accelerated by the Going Private transaction, (iii) a $8.8 million decrease in general and administrative expense of Terasen, (iv) $27.8 million decrease in general and administrative expenses related to NGPL as this entity is no longer consolidated and (iv) a $3.1 million decrease in other general and administrative expense.

The $38.9 million decrease in Interest Expense, Net in the second quarter of 2008, relative to 2007, was primarily due to a reduction in Knight Inc.’s debt that was paid down with proceeds from asset sales undertaken during the last year and a decrease in interest rates partially offset by increased debt balances at Kinder Morgan Energy Partners required to support capital expansion programs.

The $27.7 million increase in Interest Expense, Net in the first six months of 2008, relative to 2007, was primarily due to significant debt incurred in the second quarter of 2007 to finance the Going Private transaction and increased interest rates. These increases were primarily offset by a $24.8 million decrease in interest expense related to Terasen’s debt.

The $59.4 million increase in minority interests in the second quarter of 2008, relative to 2007, was due to (i) a $94.4 million increase in minority interests of Kinder Morgan Energy Partners, (ii) a $37.2 million decrease in minority interests of Kinder Morgan Management and (iii) a $2.2 million increase in other minority interests, principally Triton Power.

The $127.4 million increase in minority interests in the first six months of 2008, relative to 2007, was due to (i) a $192.1 million increase in minority interests of Kinder Morgan Energy Partners, (ii) a $68.4 million decrease in minority interests of Kinder Morgan Management, and (iii) a $3.7 million increase in other minority interests, principally Triton Power.

Income Taxes – Continuing Operations

Income taxes from continuing operations decreased from $69.1 million in the second quarter of 2007 to $19.4 million in the second quarter of 2008, a decrease of $49.7 million (72%) primarily due to a reduction in deferred income tax liabilities, and income tax expense, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains and the nondeductible Going Private transaction fees incurred in June 2007. These reductions in income tax expense were partially offset by an increase in tax attributable to higher income earned during the second quarter of 2008.

Income taxes from continuing operations decreased from $156.8 million in the first six months of 2007 to $106.5 million in the comparable period in 2008, a decrease of $50.3 million (32%) primarily due to a reduction in deferred income tax liabilities, and income tax expense, related to the termination of certain of our subsidiaries’ presence in Canada resulting in the elimination of future taxable gains and the nondeductible fees associated with the Going Private transaction in 2007. These reductions in income tax expense were partially offset by an increase in tax attributable to higher income earned during the first six months of 2008.

Discontinued Operations

On October 5, 2007, Kinder Morgan Energy Partners announced that it had completed the previously announced sale of its North System and its 50% ownership interest in the Heartland Pipeline Company to ONEOK Partners, L.P. for approximately $298.6 million in cash. In the six months ended June 30, 2008, Kinder Morgan Energy Partners paid $2.4 million to ONEOK Partners, L.P. to fully settle both the sale of working capital items and the allocation of pre-acquisition investee distributions, and to partially settle the sale of liquids inventory balances. Due to the fair market revaluation resulting from the Going Private transaction (see Note 2 of the accompanying Notes to Consolidated Financial Statements), the consideration Kinder Morgan Energy Partners received from the sale of its North System was equal to our carrying value; therefore no gain or loss was recorded on this disposal transaction.

On June 15, 2007, we completed a transaction to sell Corridor to Inter Pipeline Fund, a Canada-based company, for approximately $711 million (C$760 million) plus the assumption of all of the debt related to Corridor including the debt associated with the expansion taking place on Corridor at the time of the sale. The consideration was equal to Corridor’s carrying value, therefore no gain or loss was recorded on this disposal transaction. The sale did not include any other assets of Kinder Morgan Canada (formerly Terasen Pipelines).

On May 17, 2007, we completed a transaction to sell Terasen Inc. to Fortis, Inc., a Canada-based company, for approximately $3.4 billion (C$3.7 billion) including cash and assumed debt. Terasen Inc.’s principal assets include Terasen Gas Inc. and

Knight Inc. Form 10-Q

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

Note 13 of the accompanying Notes to Consolidated Financial Statements contains additional information on these matters.

Liquidity and Capital Resources

Primary Cash Requirements

Our primary cash requirements, in addition to normal operating, general and administrative expenses, are for debt service and capital expenditures. In addition to these requirements, Kinder Morgan Energy Partners requires cash for the quarterly distributions to its public common unitholders. Our capital expenditures (other than sustaining capital expenditures) are discretionary. We expect to fund these expenditures with existing cash and cash flows from operating activities. In addition to utilizing cash generated from operations, we could meet these cash requirements through borrowings under our credit facility or by issuing long-term notes. In addition, Kinder Morgan Energy Partners could meet its cash requirements (i) with cash from operations, (ii) through borrowings under its credit facility or by issuing short-term commercial paper or long-term notes (except with respect to quarterly cash distributions) or (iii) by selling additional units for cash.

Invested Capital

The following table illustrates the sources of our invested capital. Our net debt to total capital increased in the first six months of 2008, principally the result of a $4.03 billion goodwill impairment charge associated with the Going Private transaction (see Note 3) as well as $1.6 billion in additional borrowings by Kinder Morgan Energy Partners during the first six months of 2008. This increase was partially offset by $5.9 billion in total proceeds related to the sale of an 80% ownership interest in NGPL that were used to pay off the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.6 billion of our outstanding debt securities and to reduce balances outstanding under our $1.0 billion revolving credit facility.

In addition to the direct sources of debt and equity financing shown in the following table, we obtain financing indirectly through our ownership interests in unconsolidated entities as shown under “Significant Financing Transactions” following. Changes in our long-term and short-term debt are discussed under “Net Cash Flows from Financing Activities” following and in Note 14 of the accompanying Notes to Consolidated Financial Statements.

Knight Inc. Form 10-Q

	Successor Company		Predecessor Company
	June 30, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in millions)		(Dollars in millions)
Long-term Debt:
Outstanding Notes and Debentures	$10,534.3	$14,714.6	$10,623.9	$6,286.8
Deferrable Interest Debentures Issued to Subsidiary Trusts	35.7	283.1	283.6	283.6
Preferred Interest in General Partner of KMP	100.0	100.0	-	-
Capital Securities	-	-	106.9	107.2
Value of Interest Rate Swaps	164.8	199.7	46.4	51.8
	10,834.8	15,297.4	11,060.8	6,729.4
Minority Interests	2,872.0	3,314.0	3,095.5	1,247.3
Common Equity, Excluding Accumulated Other Comprehensive Loss	4,302.1	8,069.2	3,657.5	4,051.4
	18,008.9	26,680.6	17,813.8	12,028.1
Value of Interest Rate Swaps	(164.8)	(199.7)	(46.4)	(51.8)
Capitalization	17,844.1	26,480.9	17,767.4	11,976.3
Short-term Debt, Less Cash and Cash Equivalents[1]	360.0	819.3	2,046.7	841.4
Invested Capital	$18,204.1	$27,300.2	$19,814.1	$12,817.7

Capitalization:
Outstanding Notes and Debentures	59.0%	55.5%	59.8%	52.5%
Minority Interests	16.1%	12.5%	17.4%	10.4%
Common Equity	24.1%	30.5%	20.6%	33.8%
Deferrable Interest Debentures Issued to Subsidiary Trusts	0.2%	1.1%	1.6%	2.4%
Preferred Interest in General Partner of KMP	0.6%	0.4%	-%	-%
Capital Securities	-%	-%	0.6%	0.9%

Invested Capital:
Net Debt[2,3]	59.8%	56.9%	63.9%	55.6%
Common Equity, Excluding Accumulated Other Comprehensive Loss and Including Deferrable Interest Debentures Issued to Subsidiary Trusts, Preferred Interest in General Partner of KMP, Capital Securities and Minority Interests	40.2%	43.1%	36.1%	44.4%
____________
[1]	Cash and cash equivalents netted against short-term debt were $180.9 million, $148.6 million, $129.8 million and $116.6 million for June 30, 2008 and December 31, 2007, 2006 and 2005, respectively.
[2]	Outstanding notes and debentures plus short-term debt, less cash and cash equivalents.
[3]
Our ratio of net debt to invested capital, not including the effects of consolidating Kinder Morgan Energy Partners, was 40.9%, 45.6% and 56.2% at June 30, 2008 and December 31, 2007 and 2006, respectively.

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

Knight Inc. Form 10-Q

	At June 30, 2008		At July 31, 2008
	Short-term Debt Outstanding	Available Borrowing Capacity	Short-term Debt Outstanding	Available Borrowing Capacity
	(In millions)
Credit Facilities:
Knight Inc.
$1.0 billion, six-year secured revolver, due May 2013	$265.0	$677.5	$265.0	$677.5

Kinder Morgan Energy Partners
$1.85 billion, five-year unsecured revolver, due August 2010	$-	$920.8	$-	$920.8

These facilities can be used for the respective entity’s general corporate or partnership purposes. Kinder Morgan Energy Partners’ facility is also used as backup for its commercial paper program.

Our current maturities of long-term debt of $275.9 million at June 30, 2008 represent (i) $5.0 million of our 6.50% Series Debentures due September 1, 2013, (ii) Kinder Morgan Energy Partners’ $250.0 million in principal amount of 6.30% senior notes due February 1, 2009, (iii) $9.6 million of a 5.40% long-term note of Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company, (iv) $6.3 million of Kinder Morgan Texas Pipeline, L.P.’s 5.23% series notes and (v) $5.0 million of Central Florida Pipe Line LLC’s 7.84% series notes. Apart from our notes payable, current maturities of long-term debt, and the fair value of derivative instruments, our current liabilities, net of our current assets, represent an additional short-term obligation of $243.1 million at June 30, 2008. Given our expected cash flows from operations, our unused debt capacity as discussed preceding, including our credit facilities, and based on our projected cash needs in the near term, we do not expect any liquidity issues to arise.

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

The combined effect of the above transactions had the associated effects of increasing our (i) minority interests associated with Kinder Morgan Energy Partners by $368.9 million and (ii) associated accumulated deferred income taxes by $5.6 million and reducing our (i) goodwill by $25.8 million and (ii) paid-in capital by $16.0 million.

On June 6, 2008, Kinder Morgan Energy Partners completed an additional public offering of senior notes. Kinder Morgan Energy Partners issued a total of $700 million in principal amount of senior notes, consisting of $375 million of 5.95% notes due February 15, 2018, and $325 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $687.7 million, and used the proceeds to reduce the borrowings under its commercial paper program. As of June 30, 2008, our total liability balance due on the various series of our senior notes was $7,880.4 million, and the total liability balance due on the various borrowings of our operating partnerships and subsidiaries was $176.1 million.

In March 2008, we paid $1.6 billion in cash to repurchase $1.67 billion par value of debt securities. See Note 14 of the accompanying Notes to Consolidated Financial Statements for additional information regarding this debt security purchase.

On February 15, 2008, the entire outstanding balances of our senior secured credit facility’s Tranche A and Tranche B term loans, and amounts outstanding at that time under our $1.0 billion revolving credit facility, on a combined basis totaling approximately $4.6 billion, were paid off with proceeds from the closing of the sale of an 80% ownership interest in NGPL.

On February 12, 2008, Kinder Morgan Energy Partners completed an additional public offering of senior notes. Kinder Morgan Energy Partners issued a total of $900 million in principal amount of senior notes, consisting of $600 million of 5.95% notes due February 15, 2018 and $300 million of 6.95% notes due January 15, 2038. Kinder Morgan Energy Partners

Knight Inc. Form 10-Q

received proceeds from the issuance of the notes, after underwriting discounts and commissions, of approximately $894.1 million, and used the proceeds to reduce the borrowings under its commercial paper program.

Rockies Express Pipeline LLC

Pursuant to certain guaranty agreements, all three member owners of West2East Pipeline LLC (which owns all of the member interests in Rockies Express Pipeline LLC) have agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in West2East Pipeline LLC, borrowings under Rockies Express’ (i) $2.0 billion five-year, unsecured revolving credit facility due April 28, 2011, (ii) $2.0 billion commercial paper program, and (iii) $600 million in principal amount of floating rate senior notes due August 20, 2009. The three member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan W2E Pipeline LLC – 51%, a subsidiary of Sempra Energy – 25%, and a subsidiary of ConocoPhillips – 24%.

Borrowings under the Rockies Express commercial paper program are primarily used to finance the construction of the Rockies Express interstate natural gas pipeline and to pay related expenses. The credit facility, which can be amended to allow for borrowings up to $2.5 billion, supports borrowings under the commercial paper program, and borrowings under the commercial paper program reduce the borrowings allowed under the credit facility. The $600 million in principal amount of senior notes were issued on September 20, 2007. The notes are unsecured and are not redeemable prior to maturity. Interest on the notes is paid and computed quarterly at an interest rate of three-month LIBOR (with a floor of 4.25%) plus a spread of 0.85%; however, upon issuance of the notes, Rockies Express entered into two floating-to-fixed interest rate swap agreements having a combined notional principal amount of $600 million and maturity dates of August 20, 2009. The interest rate swap agreements effectively convert the interest expense associated with these senior notes from its stated variable rate to a fixed rate of 5.85%.

As of June 30, 2008, in addition to the $600 million in senior notes, Rockies Express Pipeline LLC had $740.4 million of commercial paper outstanding ($512.6 million net of cash on hand) with a weighted average interest rate of approximately 3.0%, and there were no borrowings under its credit facility. Accordingly, as of June 30, 2008, Kinder Morgan Energy Partners’ contingent share of Rockies Express Pipeline LLC debt was $683.6 million (51% of total guaranteed borrowings). In addition, there is a $31.4 million letter of credit outstanding as of June 30, 2008, issued by JP Morgan Chase. Kinder Morgan Energy Partners’ contingent responsibility with regard to this letter of credit was $16.0 million (51% of the total letter of credit).

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

Midcontinent Express Pipeline LLC is an equity method investee of Kinder Morgan Energy Partners, and the two member owners and their respective ownership interests consist of the following: Kinder Morgan Energy Partners’ subsidiary Kinder Morgan Operating L.P. “A” – 50%, and Energy Transfer Partners, L.P. – 50%. As of June 30, 2008, Midcontinent Express Pipeline LLC had borrowed $385.0 million under its credit facility. Accordingly, as of June 30. 2008, Kinder Morgan Energy Partners’ contingent share of Midcontinent Express Pipeline LLC’s debt was $192.5 million (50% of total borrowings).

In addition, Midcontinent Express Pipeline LLC has a $197 million reimbursement agreement dated September 4, 2007, with JPMorgan Chase as the administrative agent. The reimbursement agreement can be used for the issuance of letters of credit to support the construction of the Midcontinent Express Pipeline and includes covenants and requires payments of fees that are common in such arrangements. Both Kinder Morgan Energy Partners and Energy Transfer Partners, L.P. have agreed to guarantee borrowings under the reimbursement agreement in the same proportion as the associated percentage ownership of  each member’s interest. As of June 30, 2008, existing letters of credit having a combined face amount of $205.7 million were issued. The total face amount for the letters of credit consisted of (i) $172.4 million from two separate letters of credit under the revolving credit facility and (ii) $33.3 million under a single letter of credit under the reimbursement agreement. Accordingly, as of June 30, 2008, Kinder Morgan Energy Partners’ contingent responsibility with regard to these outstanding letters of credit was $102.9 million (50% of total face amount).

Knight Inc. Form 10-Q

Interest in Kinder Morgan Energy Partners

At June 30, 2008, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of Kinder Morgan Management we owned, approximately 30.4 million limited partner units of Kinder Morgan Energy Partners. These units, which consist of 14.4 million common units, 5.3 million Class B units and 10.7 million i-units, represent approximately 11.8% of the total outstanding limited partner interests of Kinder Morgan Energy Partners. In addition, we are the sole common stockholder of the general partner of Kinder Morgan Energy Partners, which holds an effective 2% combined interest in Kinder Morgan Energy Partners and its operating partnerships. Together, our limited partner and general partner interests represented approximately 13.6% of Kinder Morgan Energy Partners’ total equity interests at June 30, 2008. As of the close of the Going Private transaction, our limited partner interests and our general partner interest represented an approximate 50% economic interest in Kinder Morgan Energy Partners. This difference results from the existence of incentive distribution rights held by the general partner of Kinder Morgan Energy Partners, of which we are the sole common shareholder. The approximate 50% economic interest was used in applying a new accounting basis to this less than wholly owned subsidiary.

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

Additional information on Kinder Morgan Energy Partners is contained in its Annual Report on Form 10-K for the year ended December 31, 2007.

Knight Inc. Form 10-Q

Cash Flows

The following discussion of cash flows should be read in conjunction with the accompanying interim Consolidated Statements of Cash Flows and related supplemental disclosures, and the Consolidated Statements of Cash Flows and related supplemental disclosures included in our 2007 Form 10-K. The following discussion is a comparison of the cash flows for the six months ended June 30, 2008 (successor basis) with the combined cash flows for the six months ended June 30, 2007, which amounts include both predecessor (pre-Going Private) and successor (post-Going Private) balances. These combined cash flows, while in our opinion useful for comparing our results between these periods, do not represent a measure prepared in accordance with generally accepted accounting principles.

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,754.9)	$96.1	$30.2	$65.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss (Income) from Discontinued Operations, Net of Tax	0.4	(288.4)	(0.5)	(287.9)
Loss from Goodwill Impairment	4,033.3	377.1	-	377.1
Loss on Early Extinguishment of Debt	23.6	-	-	-
Depreciation, Depletion and Amortization	433.8	337.9	73.0	264.9
Deferred Income Taxes	33.6	142.8	4.1	138.7
Equity in Earnings of Equity Investees	(99.0)	(48.6)	(9.5)	(39.1)
Distributions from Equity Investees	83.7	70.7	22.5	48.2
Minority Interests in Income of Consolidated Subsidiaries	252.6	125.2	34.5	90.7
Gains from Property Casualty Indemnifications	-	(1.8)	-	(1.8)
Net Gains on Sales of Assets	(2.8)	(7.1)	(4.5)	(2.6)
Mark-to-Market Interest Rate Swap Gain	(19.8)	-	-	-
Foreign Currency (Gain) Loss	(0.2)	15.5	-	15.5
Changes in Gas in Underground Storage	(28.0)	(89.2)	(5.0)	(84.2)
Changes in Working Capital Items	(542.0)	(95.0)	107.9	(202.9)
(Payment for) Proceeds from Termination of Interest Rate Swaps	(2.5)	51.9	-	51.9
Kinder Morgan Energy Partners’ Rate Reparations, Refunds and Reserve Adjustments	(23.3)	-	-	-
Other, Net	(7.3)	26.9	(31.9)	58.8
Cash Flows Provided by Continuing Operations	381.2	714.0	220.8	493.2
Net Cash Flows (Used in) Provided by Discontinued Operations	(0.5)	107.7	(2.1)	109.8
Net Cash Flows Provided by Operating Activities	380.7	821.7	218.7	603.0

Cash Flows from Investing Activities:
Purchase of Predecessor Stock	-	(11,534.3)	(11,534.3)	-
Capital Expenditures	(1,269.2)	(801.6)	(148.8)	(652.8)
Proceeds from Sale of 80% Interest in NGPL PipeCo LLC, Net of $1.1 Million Cash Sold	2,899.3	-	-	-
Proceeds from NGPL PipeCo LLC Restricted Cash	3,106.4	-	-	-
Acquisitions	(4.2)	(47.8)	(5.7)	(42.1)
Net (Investments in) Proceeds from Margin Deposits	(207.1)	(19.0)	35.8	(54.8)
Distributions from Equity Investees	89.1	-	-	-
Other Investments	(339.4)	(44.3)	(14.6)	(29.7)
Change in Natural Gas Storage and NGL Line Fill Inventory	(2.7)	9.9	1.5	8.4
Property Casualty Indemnifications	-	8.0	-	8.0
Net Proceeds (Cost of Removal) from Sales of Other Assets	113.0	6.0	7.5	(1.5)
Net Cash Flows Provided by (Used in) Continuing Investing Activities	4,385.2	(12,423.1)	(11,658.6)	(764.5)
Net Cash Flows Provided by Discontinued Investing Activities	-	1,688.1	199.9	1,488.2
Net Cash Flows Provided by (Used in) Investing Activities	$4,385.2	$(10,735.0)	$(11,458.7)	$723.7

Knight Inc. Form 10-Q

	Successor Company	Combined Results	Successor Company	Predecessor Company
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	One Month Ended June 30, 2007	Five Months Ended May 31, 2007
	(In millions)			(In millions)
Cash Flows from Financing Activities:
Short-term Debt, Net	$(623.1)	$(477.7)	$(230.2)	$(247.5)
Long-term Debt Issued	1,600.1	6,305.0	5,305.0	1,000.0
Long-term Debt Retired	(5,861.5)	(757.9)	(455.5)	(302.4)
Discount on Early Extinguishment of Debt	69.2	-	-	-
Cash Book Overdraft	18.5	(14.4)	0.5	(14.9)
Common Stock Issued	-	9.9	-	9.9
Excess Tax Benefits from Share-based Payment Arrangements	-	56.7	-	56.7
Cash Paid to Share-based Award Holders Due to Going Private Transaction	-	(181.1)	(181.1)	-
Issuance of Kinder Morgan Management, LLC Shares	-	297.9	-	297.9
Contributions from Successor Investors	-	5,112.0	5,112.0	-
Short-term Advances from (to) Unconsolidated Affiliates	(11.5)	-	(2.3)	2.3
Cash Dividends, Common Stock	-	(234.9)	-	(234.9)
Minority Interests, Contributions	384.8	-	-	-
Minority Interests, Distributions	(300.9)	(248.9)	-	(248.9)
Debt Issuance Costs	(12.1)	(75.8)	(62.7)	(13.1)
Other, Net	3.9	(4.3)	-	(4.3)
Net Cash Flows (Used in) Provided by Continuing Financing Activities	(4,732.6)	9,786.5	9,485.7	300.8
Net Cash Flows Provided by Discontinued Financing Activities	-	140.1	-	140.1
Net Cash Flows (Used in) Provided by Financing Activities	(4,732.6)	9,926.6	9,485.7	440.9

Effect of Exchange Rate Changes on Cash	(1.0)	7.6	-	7.6

Cash Balance Included in Assets Held for Sale	-	(2.7)	-	(2.7)

Net (Decrease) Increase in Cash and Cash Equivalents	32.3	18.2	(1,754.3)	1,772.5
Cash and Cash Equivalents at Beginning of Period	148.6	129.8	1,902.3	129.8
Cash and Cash Equivalents at End of Period	$180.9	$148.0	$148.0	$1,902.3

Net Cash Flows from Operating Activities

“Net Cash Flows Provided by Operating Activities” decreased from $821.7 million for the six months ended June 30, 2007 to $380.7 million for the six months ended June 30, 2008, a decrease of $441.0 million (53.7%). This negative variance was principally due to (i) a decrease of $108.2 million in cash inflows in 2008 attributable to discontinued operations (see Note 13 of the accompanying Notes to Consolidated Financial Statements), (ii) a $447.0 million increased use of cash for working capital items during 2008, primarily resulting from tax payments made in 2008 related to the sale of an 80% ownership interest in our NGPL business segment, (iii) the fact that 2007 included $51.9 million of proceeds from, and 2008 included a $2.5 million payment for, the termination of interest rate swap agreements, and (iv) a $23.3 million decrease in cash from FERC-mandated reparation payments made in 2008.

These negative impacts were partially offset by (i) an increase of $108.1 million of net income in 2008, net of non-cash items, (ii) a $13.0 million increase in 2008 distributions received from equity investments, and (iii) a decreased 2008 use of cash of $61.2 million for gas in underground storage. Significant period-to-period variations in cash used or generated from gas in storage transactions are generally due to changes in injection and withdrawal volumes as well as fluctuations in natural gas prices.

Net Cash Flows from Investing Activities

“Net Cash Flows Provided by (Used in) Investing Activities” increased from a use of cash of $10,735.0 million for the six months ended June 30, 2007 to a source of cash of $4,385.2 million for the six months ended June 30, 2008, an increase of $15,120.2 million. This increase was principally due to (i) the fact that 2007 included an $11,534.3 million use of cash to purchase predecessor stock, (ii) $2,899.3 million of net cash proceeds received in 2008 from the sale of an 80% interest in NGPL PipeCo LLC, (iii) $3,106.4 million of proceeds received in 2008 from NGPL PipeCo restricted cash, (iv) the fact that

Knight Inc. Form 10-Q

2007 included a $251.5 million use of cash for discontinued investing activities other than sales proceeds, primarily capital expenditures, (v) an $89.1 million increase related to a return of capital received from Midcontinent Express Pipeline LLC in 2008, (vi) a $107.0 million increase in proceeds received from sales of other assets in 2008, net of removal costs, primarily $63.1 million for the sale of our interest in three natural gas-fired power plants in Colorado, and (vii) a $43.6 million decrease of  cash used in 2008 for other acquisitions.

Partially offsetting these positive impacts were (i) the fact that 2007 included $1,223.2 million of proceeds received, net of cash paid to unwind net investment hedges, from the 2007 sale of our discontinued Terasen operations, (ii) the fact that 2007 included $716.4 million of proceeds received from the sale of our discontinued retail operations, (iii) a $295.1 million increased use of cash from incremental contributions to equity investments in 2008 versus 2007, largely driven by a $306.0 million equity investment paid in 2008 to West2East Pipeline LLC, the sole owner of Rockies Express Pipeline LLC, (iv) a $467.6 million increased use of cash in 2008 for capital expenditures, largely due to increased investment undertaken to construct Kinder Morgan Energy Partners’ Kinder Morgan Louisiana Pipeline, and to expand and improve its Trans Mountain pipeline system and its bulk and liquids terminalling operations, (v) a $188.1 million net increase during 2008 of investments in margin deposits associated with hedging activities utilizing energy derivative instruments, (vi) the fact that 2007 included $8.0 million of proceeds from property casualty indemnifications, and (vii) $2.7 million of cash used from investments in underground natural gas storage volumes and payments made for natural gas liquids line-fill in 2008, versus $9.9 million of proceeds received from the sale of underground natural gas storage volumes in 2007.

Net Cash Flows from Financing Activities

“Net Cash Flows (Used in) Provided by Financing Activities” decreased from a source of cash of $9,926.6 million for the six months ended June 30, 2007 to a use of cash of $4,732.6 million for the six months ended June 30, 2008, a decrease of $14,659.2 million. This increased use of cash was principally due to (i) the fact that 2007 included $5,112.0 million dollars of equity contributions received from successor investors, (ii) a $1.6 billion use of cash in 2008 for a cash tender offer to purchase a portion of our outstanding long-term debt, (iii) a $997.5 million use of cash during 2008 for retirement of our Tranche A term loan facilities, (iv) a $3,191.8 million use of cash during 2008 for retirement of our Tranche B term loan facilities, (v) the fact that 2007 included $4,696.2 million of proceeds, net of issuance costs, received from the issuance of (a) a $1.0 billion senior secured Tranche A term loan facility, (b) a $3.3 billion senior secured Tranche B term loan facility and (c) a $455 million senior secured Tranche C term loan facility, (vi) the fact that 2007 included $1,536.7 million of net proceeds from Kinder Morgan Energy Partners’ public offering of senior notes, (vii) the fact that 2007 includes $297.9 million of proceeds from the issuance of Kinder Morgan Management shares, (viii) the fact that 2007 included $140.1 million of proceeds related to our discontinued Terasen financing activities, (ix) a $52.0 million increase in cash used for minority interests distributions during 2008, primarily due to an increase of $53.0 million in Kinder Morgan Energy Partners’ distribution to common unit owners, (x) a $11.5 million use of cash during 2008 for short-term advances to unconsolidated affiliates, (xi) the fact that 2007 included $9.9 million of proceeds from the issuance of our common stock, (xii) the fact that 2007 included $56.7 million of proceeds from excess tax benefits from share-based payment arrangements, and (xiii) a $623.1 million decrease in short-term debt during 2008 compared to a $477.7 million decrease in short-term debt during 2007.

Partially offsetting these factors were (i) $1,581.8 million of net proceeds from Kinder Morgan Energy Partners’ 2008 public offerings of senior notes, (ii) the fact that 2007 includes (a) a $455 million use of cash for the retirement of our senior secured Tranche C term loan facility, (b) a $304.2 million use of cash in 2007 for the early retirement of our 6.80% senior notes due March 1, 2008 and (c) $181.1 million of cash paid to share-based award holders in 2007 due to the Going Private transaction, (iii) $384.8 million of contributions from minority interest owners in 2008, primarily Kinder Morgan Energy Partners’ issuance of (a) 5.75 million common units receiving net proceeds (after underwriting discount) of $324.2 million and (b) 1.08 million common units receiving net proceeds (after underwriting discount) of $60.1 million, (iv) the fact that 2007 includes $234.9 million of cash paid for dividends, and (v) a $32.9 million decrease from net changes in cash book overdrafts—which represent checks issued but not yet presented for payment.

Distributions to Kinder Morgan Energy Partners’ Common Unit Holders

Kinder Morgan Energy Partners’ partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash is initially distributed 98% to Kinder Morgan Energy Partners’ limited partners with 2% retained by Kinder Morgan G.P., Inc. as Kinder Morgan Energy Partners’ general partner. These distribution percentages are modified to provide for incentive distributions to Kinder Morgan G.P., Inc. as general partner of Kinder Morgan Energy Partners in the event that quarterly distributions to unitholders exceed certain specified targets. Our 2007 Form 10-K contains additional information concerning Kinder Morgan Energy Partners’ partnership distributions,

Knight Inc. Form 10-Q

including the definition of “Available Cash,” and the manner in which its total distributions are divided between its general partner and its limited partners.

On July 16, 2008, Kinder Morgan Energy Partners declared a cash distribution of $0.99 per common unit for the second quarter of 2008, payable on August 14, 2008 to unitholders of record as of July 31, 2008. On May 15, 2008, Kinder Morgan Energy Partners paid a quarterly distribution of $0.96 per common unit for the first quarter of 2008, of which $156.2 million was paid to the public holders (included in minority interests) of Kinder Morgan Energy Partners’ common units.

Litigation and Environmental

As of June 30, 2008 and December 31, 2007, we have recorded a total reserve for environmental claims, without discounting and without regard to anticipated insurance recoveries, in the amount of $94.6 million and $102.6 million, respectively. In addition, as of June 30, 2008 and December 31, 2007, we have recorded a receivable of $30.4 million and $38.0 million, respectively, for expected cost recoveries that have been deemed probable. The reserve is primarily established to address and clean up soil and ground water impacts from former releases to the environment at facilities we have acquired or accidental spills or releases at facilities that we own. Reserves for each project are generally established by reviewing existing documents, conducting interviews and performing site inspections to determine the overall size and impact to the environment. Reviews are made on a quarterly basis to determine the status of the cleanup and the costs associated with the effort. In assessing environmental risks in conjunction with proposed acquisitions, we review records relating to environmental issues, conduct site inspections, interview employees, and, if appropriate, collect soil and groundwater samples.

Additionally, as of June 30, 2008 and December 31, 2007, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $221.7 million and $249.4 million, respectively. The reserve is primarily related to various claims from lawsuits arising from SFPP L.P.’s pipeline transportation rates, and the contingent amount is based on both probability of realization and our ability to reasonably estimate liability dollar amounts. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Please refer to Note 19 of the accompanying Notes to Consolidated Financial Statements for additional information regarding pending litigation and environmental matters.

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

Knight Inc. Form 10-Q

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal and other bulk materials and chemicals in North America;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•
changes in tariff rates charged by our pipeline subsidiaries implemented by the FERC, Canada National Energy Board or other regulatory agency and, with respect to Kinder Morgan Energy Partners, the California Public Utilities Commission;

•	our ability to acquire new businesses and assets and integrate those operations into existing operations, as well as the ability to expand our facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

•	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

•	crude oil and natural gas production from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains and the Alberta oilsands;

•	changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

•
changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

•
our ability to offer and sell equity securities and our ability to sell debt securities or obtain debt financing in sufficient amounts to implement that portion of our business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of our facilities;

•
our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	our ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

•	capital markets conditions, inflation and interest rates;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	our ability to achieve cost savings and revenue growth;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•
the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

Knight Inc. Form 10-Q

•	engineering and mechanical or technological difficulties that we may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that Kinder Morgan Energy Partners may experience;

•	the ability to complete expansion projects on time and on budget;

•	the timing and success of our business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in the accompanying Notes to Consolidated Financial Statements.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

See Item 1A “Risk Factors” of our annual report on 2007 Form 10-K, and Part II, Item 1A “Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in both our 2007 Annual Report on Form 10-K and this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

Item 4.  Controls and Procedures.

As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Knight Inc. Form 10-Q

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

See Note 19 of the accompanying Notes to Consolidated Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.   Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our business is subject to extensive regulation that affects our operations and costs.

Our assets and operations are subject to regulation by federal, state, provincial and local authorities, including regulation by the FERC, and by various authorities under federal, state and local environmental, human health and safety and pipeline safety laws. Regulation affects almost every aspect of our business, including, among other things, our ability to determine terms and rates for our interstate pipeline services, to make acquisitions or to build extensions of existing facilities. The costs of complying with such laws and regulations are already significant, and additional or more stringent regulation could have a material adverse impact on our business, financial condition and results of operations.

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

Environmental laws and regulations could expose us to significant costs and liabilities.

Our operations are subject to federal, state, provincial and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals.  Liability under such laws and regulations may be incurred without regard to fault under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or Superfund, the Resource Conservation and Recovery Act, commonly known as RCRA, or analogous state laws for the remediation of contaminated areas.  Private parties, including the owners of properties through which our pipelines pass may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage.  Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our results of operations. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines or our storage or other facilities, we may experience significant operational disruptions and it may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

We own and/or operate numerous properties that have been used for many years in connection with our business activities. While we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control. These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the United States such as the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under the regulatory schemes of the various Canadian provinces, such as British

Knight Inc. Form 10-Q

Columbia’s Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors. Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

In addition, our oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of wastes. In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.

Further, we cannot ensure that such existing laws and regulations will not be revised or that new laws or regulations will not be adopted or become applicable to us. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

Climate change regulation at the federal, state or regional levels and/or new regulations issued by the Department of Homeland Security could result in increased operating and capital costs for us.

Studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases," may be contributing to warming of the Earth's atmosphere.  Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases.  The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  The EPA is separately considering whether it will regulate greenhouse gases as "air pollutants" under the existing federal Clean Air Act.  Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases including methane or carbon dioxide in areas in which we conduct business could result in changes to the consumption and demand for natural gas and could have adverse effects on our business, financial position, results of operations and prospects.

Such changes could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  While we may be able to include some or all of such increased costs in the rates charged by our pipeline, such recovery of costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation.

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security, or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present "high levels of security risk." The DHS has issued rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these standards. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical-terrorism vulnerability information. We have not yet determined the extent to which our facilities are subject to coverage under the interim rules or the associated costs to comply, but it is possible that such costs could be substantial.

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of June 30, 2008, we had outstanding $11.2 billion of consolidated debt (excluding the value of interest rate swaps). Of this amount, $8.1 billion was debt of Kinder Morgan Energy Partners and its subsidiaries, and the remaining $3.1 billion was debt of Knight Inc. and its subsidiaries, other than Kinder Morgan Energy Partners and its subsidiaries.  Knight Inc.'s debt is currently secured by most of the assets of Knight and its subsidiaries, but the security interest does not apply to the assets of

Knight Inc. Form 10-Q

Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, Kinder Morgan Management and their respective subsidiaries. This level of debt could have important consequences, such as:

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

Our large amount of variable rate debt makes us vulnerable to increases in interest rates.

As of June 30, 2008, we had outstanding approximately $11.2 billion of consolidated debt (excluding fair value of interest rate swaps). Of this amount, excluding debt of Kinder Morgan Energy Partners that is consolidated with ours, approximately 8.5% was subject to floating interest rates, either as short-term or long-term debt of floating rate credit facilities or as long-term fixed-rate debt converted to floating rates through the use of interest rate swaps. Should interest rates increase significantly, the amount of cash required to service our debt would increase.

Terrorist attacks, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These potential targets might include our pipeline systems or storage facilities. Our operations could become subject to increased governmental scrutiny that would require increased security measures. Recent federal legislation provides an insurance framework that should cause current insurers to continue to provide sabotage and terrorism coverage under standard property insurance policies. Nonetheless, there is no assurance that adequate sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Knight Inc. Form 10-Q

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

10.1	First Amendment to Retention and Relocation Agreement dated as of July 16, 2008, between Knight Inc. and Scott E. Parker (filed as Exhibit 10.1 to Knight Inc. Form 8-K, filed July 25, 2008).

31.1*	Section 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer

31.2*	Section 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer
______________
*Filed herewith

Knight Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT INC. (Registrant)
August 15, 2008	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer